Form 10-Q
period 1999-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 1999-05-14
CIK 1050606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                      COMMISSION FILE NUMBER 333-41733-29

                        SALEM COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0363592
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
       4880 SANTA ROSA ROAD, SUITE 300
            CAMARILLO, CALIFORNIA                                  93012
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 1, 1999 there were 163,344 shares of Class A common stock and 81,672 shares of Class B common stock of Salem Communications Corporation outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SALEM COMMUNICATIONS CORPORATION

                                     INDEX

                                                              PAGE NO.
                                                              --------
COVER PAGE..................................................      1

INDEX.......................................................      2

PART I -- FINANCIAL INFORMATION.............................      4
  Item 1. Financial Statements (Unaudited)..................      4
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............      8
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................     13

PART II -- OTHER INFORMATION................................     13
  Item 1. Legal Proceedings.................................     13
  Item 2. Changes in Securities and Use of Proceeds.........     13
  Item 3. Defaults upon Senior Securities...................     14
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................     14
  Item 5. Other Information.................................     14
  Item 6. Exhibits and Reports on Form 8-K..................     14

SIGNATURES..................................................     18

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Salem Communications Corporation, a Delaware corporation (the "Company"), expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters, are forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "forecasts," "plans," "future," "strategy," or words of similar import are intended to identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks: general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the various disclosures made by the Company to advise interested parties of certain risks and other factors that may affect the Company's business and operating results, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        SALEM COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31      MARCH 31
                                                                  1998           1999
                                                              ------------    -----------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  1,917       $  2,037
  Accounts receivable (less allowance for doubtful accounts
     of $862 in 1998 and $1,350 in 1999)....................      14,289         14,275
  Other receivables.........................................          67            121
  Prepaid expenses..........................................         658          1,342
  Deferred income taxes.....................................       2,443          3,163
                                                                --------       --------
Total current assets........................................      19,374         20,938
Property, plant and equipment, net..........................      40,749         42,548
Intangible assets, net......................................     141,776        150,275
Note receivable from stockholder............................          94             94
Bond issue costs............................................       4,657          4,524
Other assets................................................       1,100          1,018
                                                                --------       --------
Total assets................................................    $207,750       $219,397
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,676       $  2,073
  Accrued expenses..........................................         489            581
  Accrued compensation and related..........................       1,613          1,827
  Accrued interest..........................................       3,968            187
  Deferred subscription revenue.............................          --          1,578
  Income taxes..............................................          89            226
  Current portion of capital lease obligations..............          --            252
                                                                --------       --------
Total current liabilities...................................       7,835          6,724
Long-term debt..............................................     178,610        190,360
Capital lease obligations, less current portion.............          --            290
Deferred income taxes.......................................      11,581         13,331
Other liabilities...........................................         623            899
Stockholders' equity:
  Class A common stock, $.01 par value; authorized
     80,000,000 shares; issued and outstanding 163,344
     shares.................................................           2              2
  Class B common stock, $.01 par value; authorized
     20,000,000 shares; issued and outstanding 81,672
     shares.................................................           1              1
  Additional paid-in capital................................       5,829          5,829
  Retained earnings.........................................       3,269          1,961
                                                                --------       --------
Total stockholders' equity..................................       9,101          7,793
                                                                --------       --------
Total liabilities and stockholders' equity..................    $207,750       $219,397
                                                                ========       ========

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
                                                                     (UNAUDITED)
Gross broadcasting revenue..................................   $ 19,459       $ 22,326
Less agency commissions.....................................      1,757          1,901
                                                               --------       --------
Net broadcasting revenue....................................     17,702         20,425
Other media revenue.........................................         --          1,095
                                                               --------       --------
Total revenue...............................................     17,702         21,520

Operating expenses:
  Broadcasting operating expenses...........................      9,930         11,379
  Other media operating expenses............................         --          1,298
  Corporate expenses........................................      1,503          1,796
  Depreciation and amortization (including $195 in 1999 for
     other media businesses)................................      3,337          4,111
                                                               --------       --------
Total operating expenses....................................     14,770         18,584
                                                               --------       --------
Net operating income........................................      2,932          2,936

Other income (expense):
  Interest income...........................................        103             25
  Loss on disposal of assets................................        (22)            --
  Interest expense..........................................     (3,772)        (4,375)
  Other expense.............................................       (105)          (120)
                                                               --------       --------
Loss before income taxes....................................       (864)        (1,534)
Benefit for income taxes....................................       (290)          (226)
                                                               --------       --------
Net loss....................................................   $   (574)      $ (1,308)
                                                               ========       ========
Basic and diluted (loss) per share..........................   $  (2.34)      $  (5.34)
                                                               ========       ========
Basic and diluted weighted average shares outstanding.......    245,016        245,016
                                                               ========       ========

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
                                                                     (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................    $  (574)      $ (1,308)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................      3,337          4,111
  Amortization of bank loan fees............................         11             11
  Amortization of bond issue costs..........................        132            133
  Deferred income taxes.....................................       (369)          (382)
  Loss on sale of assets....................................         22             --
  Changes in operating assets and liabilities:
     Accounts receivable....................................        923          1,285
     Prepaid expenses and other current assets..............       (260)          (330)
     Accounts payable and accrued expenses..................     (3,897)        (4,736)
     Deferred subscription revenue..........................         --             56
     Other liabilities......................................         38           (231)
     Income taxes...........................................        118            136
                                                                -------       --------
Net cash used in operating activities.......................       (519)        (1,255)
INVESTING ACTIVITIES
  Capital expenditures......................................     (1,982)        (1,579)
  Purchases of other media businesses.......................         --         (8,372)
  Proceeds from disposal of property, plant and equipment
     and intangible assets..................................         42             --
  Other assets..............................................          5            (72)
                                                                -------       --------
Net cash used in investing activities.......................     (1,935)       (10,023)
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt and notes payable to
     stockholders...........................................      6,000         13,750
  Payments of long-term debt and notes payable to
     stockholders...........................................     (3,500)        (2,310)
  Payments on capital lease obligations.....................         --            (42)
  Payments of bond issue costs..............................       (252)            --
                                                                -------       --------
  Net cash provided by financing activities.................      2,248         11,398
                                                                -------       --------
  Net (decrease) increase in cash and cash equivalents......       (206)           120
  Cash and cash equivalents at beginning of year............      1,645          1,917
                                                                -------       --------
Cash and cash equivalents at end of year....................    $ 1,439       $  2,037
                                                                =======       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $ 7,381       $  7,715
     Income taxes...........................................         --             20
Noncash transactions:
  Acquisitions of other media businesses
     Fair market value of assets acquired...................                  $ 14,365
     Fair market value of liabilities assumed...............                    (5,993)
                                                                              --------
Cash paid (reflected in purchases of other media
  businesses)...............................................                  $  8,372
                                                                              ========

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     Information with respect to the three months ended March 31, 1999 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and subsidiaries (the "Company"), for the periods presented. The results of operations for the three month period are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2. ACQUISITIONS

     In January 1999, we purchased the assets of OnePlace, LLC ("OnePlace"), for $6.2 million, and all the outstanding shares of stock of CCM Communications, Inc. ("CCM"), for $1.9 million. OnePlace is engaged in the business of applying Internet, e-commerce, consumer profiling and other information technologies in the Christian products industry. CCM publishes magazines which follow the contemporary Christian music industry. The purchases were financed primarily by an additional borrowing. OnePlace earns its revenue by selling products and services on the Internet and licensing its e-commerce, search engines and imaging applications. CCM earns its revenue by selling advertising in and subscriptions to its publications. In March 1999, we acquired the assets of Christian Research Report for $300,000. The publications of Christian Research Report follow the contemporary Christian music industry.

     The revenue and operating expenses of these businesses are reported as "other media" on our condensed consolidated statements of operations.

NOTE 3. SUBSEQUENT EVENTS

     In April 1999, we filed a registration statement for an initial public offering of our Class A common stock with the Securities and Exchange Commission.

     In April 1999, we purchased KKOL-AM, Seattle-Tacoma, Washington, for $1.4 million from a corporation owned by our principal stockholders. We financed this acquisition primarily by a borrowing under our credit facility. We also agreed to purchase the real estate at the transmitter site for KKOL-AM for $400,000.

     In April 1999, we entered into an agreement to purchase radio station KGME-AM, Phoenix, Arizona, for $5 million. We anticipate this purchase will close in July 1999. Upon purchase, the call letters of KGME-AM will be changed to KCTK-AM.

     In April 1999, we entered into letters of intent to purchase radio stations KAIM-AM, KAIM-FM, KGU-AM and KHNR-AM, Honolulu, Hawaii, and WLSY-FM and WRVI-FM, Louisville, Kentucky, in separate transactions for a total of $8.4 million. Subject to the execution of mutually acceptable purchase agreements, we anticipate these purchases will close in July 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses.

     We are the largest U.S. radio broadcasting company providing programming targeted at audiences interested in religious and family issues. Our core business is the ownership and operation of radio stations in large metropolitan markets. After we complete our pending transactions, we will own 52 radio stations, including 34 stations which broadcast to 19 of the top 25 markets. We also operate Salem Radio Network(R), a national radio network offering syndicated talk, news and music programming to approximately 1,100 affiliated radio stations. In 1999, we acquired publishing, Internet and information technology businesses that direct their content to persons with interests similar to those of our targeted radio audience.

     The principal sources of our revenue are:

          - the sale of block program time, both to national and local program producers,

          - the sale of advertising time on our radio stations, both to national and local advertisers, and

          - the sale of advertising time on our national radio network.

     Our revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and network charge. The rates for block program time are based upon our stations' ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations' and network's ability to produce results for its advertisers. We do not subscribe to traditional audience measuring services. Instead, we market ourselves to advertisers based upon the responsiveness of our audience. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

     In recent years, we have begun to place greater emphasis on the development of local advertising in all of our markets. We encourage general managers and sales managers to increase advertising revenue. We can create additional advertising revenue in a variety of ways, such as removing block programming that generates marginal audience response, adjusting the start time of programs to add advertising in more desirable time slots and increasing advertising rates.

     As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. Quarterly revenue from the sale of block program time does not tend to vary, however, since program rates are generally set annually.

     Our cash flow is affected by a transition period experienced by radio stations we have acquired that previously operated with formats other than a religious and family issues format. This transition period, which usually lasts less than a year, is when we develop the radio station's program customer and listener base. During this period, these stations typically generate negative or insignificant cash flow.

     In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 1998, we sold 92% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

     The primary operating expenses incurred in the ownership and operation of our radio stations include employee salaries and commissions, and facility expenses (for example, rent and utilities). In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

     OnePlace earns its revenue by selling products and services on the Internet and licensing its e-commerce, search engines and imaging applications. CCM earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as "other media" on our condensed consolidated statements of operations.

     The performance of a radio broadcasting company, such as Salem, is customarily measured by the ability of its stations to generate broadcast cash flow, EBITDA and after-tax cash flow. We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, and before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define after-tax cash flow as income (loss) before extraordinary item minus gain
(loss) on disposal of assets (net of income tax) plus depreciation and amortization.

     Although broadcast cash flow, EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles, we believe that broadcast cash flow, EBITDA and after-tax cash flow are useful because they are generally recognized by the radio broadcasting industry as measures of performance and are used by analysts who report on the performance of broadcast companies. These measures are not necessarily comparable to similarly titled measures employed by other companies.

RESULTS OF OPERATIONS

     Net Broadcasting Revenue. Net broadcasting revenue increased $2.7 million or 15.3% to $20.4 million for the quarter ended March 31, 1999 from $17.7 million for the same quarter of the prior year. The inclusion of revenue from radio stations acquired in 1998, partially offset by the loss of revenue from radio stations sold in 1998, provided $600,000 of the increase. For stations and network formats owned and/or operated over the comparable period in 1999 and 1998, net broadcasting revenue improved $2.1 million or 12.0% to $19.6 million in 1999 from $17.5 million in 1998. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format, increases in program rates and, to a lesser extent, increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased from 33.9% for the quarter ended March 31, 1998 to 35.7% for the same quarter in 1999. Revenue from block program time as a percentage of our gross broadcasting revenue decreased from 51.6% for the quarter ended March 31, 1998 to 51.3% for the same quarter in 1999. This change in our revenue mix is primarily due to our efforts to develop more advertising sales in all of our markets.

     Other Media Revenue. Other media revenue was $1.1 million for the quarter ended March 31, 1999, and was generated from the businesses acquired during that quarter.

     Broadcasting Operating Expenses. Broadcasting operating expenses increased $1.5 million or 15.2% to $11.4 million for the quarter ended March 31, 1999 from $9.9 million for the same quarter of the prior year. The inclusion of expenses from radio stations acquired in 1998, partially offset by the exclusion of operating expenses from radio stations sold in 1998, accounted for $200,000 of the increase. For stations and network formats owned and/or operated over the comparable periods in 1999 and 1998, broadcasting operating expenses increased $1.3 million or 13.4% to $11.0 million in 1999 from $9.7 million in 1998, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

     Other Media Operating Expenses. Other media operating expenses were $1.3 million for the quarter ended March 31, 1999, and were incurred in the businesses acquired during that quarter.

     Broadcast Cash Flow. Broadcast cash flow increased $1.2 million or 15.4% to $9.0 million for the quarter ended March 31, 1999 from $7.8 million for the same quarter of the prior year. The increase is primarily attributable to the improved performance of radio stations acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format. As a percentage of net broadcasting revenue, broadcast cash flow was essentially unchanged for the quarter ended March 31, 1999 compared to the same quarter of the prior year. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion from a non-religious format to a religious and family issues format. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. These improvements were offset by higher station and network selling expenses in the quarter ended March 31, 1999. For stations and network formats owned and/or operated over the comparable period in 1999 and 1998, broadcast cash flow improved $800,000 or 10.3% to $8.6 million in the quarter ended March 31, 1999 from $7.8 million in the same quarter of the prior year.

     Corporate Expenses. Corporate expenses increased $300,000 or 20.0% to $1.8 million in the quarter ended March 31, 1999 from $1.5 million in the same quarter of the prior year, primarily due to additional overhead costs associated with radio station acquisitions in 1998.

     EBITDA. EBITDA increased $700,000 or 11.1% to $7.0 million for the quarter ended March 31, 1999 from $6.3 million for the same quarter of the prior year. As a percentage of total revenue. EBITDA decreased to 32.6% for the quarter ended March 31, 1999 from 35.6% for the same quarter of the prior year. The decrease is primarily attributable to a negative EBITDA margin on our other media businesses (that is, EBITDA for our other media businesses divided by other media revenue), partially offset by an improvement in the EBITDA margin on our broadcasting business (that is, EBITDA for our broadcasting business divided by net broadcasting revenue).

     Depreciation and Amortization. Depreciation and amortization expense increased $800,000 or 24.2% to $4.1 million for the quarter ended March 31, 1999 from $3.3 million for the same quarter in the prior year, primarily due to radio station acquisitions consummated during 1998, and acquisitions of other media businesses in 1999.

     Other Income (Expense). Interest income, loss on disposal of assets and other expense were essentially unchanged for the quarter ended March 31, 1999 compared to the same quarter of the prior year. Interest expense increased $600,000 or 15.8% to $4.4 million for the quarter ended March 31, 1999 from $3.8 million for the same quarter in the prior year, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1999 and 1998.

     Benefit for Income Taxes. Benefit for income taxes as a percentage of loss before income taxes (that is, the effective tax rate) was (14.7)% for the quarter ended March 31, 1999 and (33.6)% for the same quarter of the prior year. For the quarter ended March 31, 1999 and 1998 the effective tax rate differs from the federal statutory income tax rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The increase in the effective tax rate for the quarter ended March 31, 1999 as compared to the same quarter of the prior year is primarily due to an increase in state income taxes.

     Net Loss. We recognized a net loss of $1.3 million for the quarter ended March 31, 1999, compared to a net loss of $574,000 for the same quarter of the prior year.

     After-Tax Cash Flow. After-tax cash flow was $2.8 million for each of the quarters ended March 31, 1999 and 1998. After-tax cash flow of our broadcasting business increased $100,000 for the quarter ended March 31, 1999 compared to the same quarter of the prior year. This increase was offset by negative after-tax cash flow of our other media businesses for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The decrease in accounts receivable from December 31, 1998 to March 31, 1999 is due to increased collections during the first quarter of 1999. The decrease was partially offset by the inclusion of accounts receivable of business acquired in 1999. The decrease in accrued interest from December 31, 1998 to March 31, 1999 is due to the payment of interest on our senior subordinated notes on March 31, 1999. Deferred subscription revenue, which was assumed as part of the acquisition of CCM, represents revenue from magazine subscriptions to be earned over a one year period.

     We have historically financed acquisitions of radio stations through borrowings, including borrowings under bank credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We anticipate funding future acquisitions from the net proceeds of our planned public offering of Class A common stock (the "offering"), borrowings under our credit facility and operating cash flow. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and senior subordinated notes from operating cash flow.

     We believe that the net proceeds of the offering, cash flow from operations and borrowings under our credit facility will be sufficient to permit us to meet our financial obligations and to fund acquisitions and operations for at least the next twelve months.

     At March 31, 1999, we had $36.8 million outstanding under our credit facility. We will repay all amounts outstanding under our credit facility with a portion of the net proceeds of the offering. Subject to the completion of the offering, we will enter into an amendment to our credit facility principally to increase our borrowing capacity from $75 million to $150 million, to lower the borrowing rates and to modify current financial ratio tests to provide us with additional borrowing flexibility. We have received a commitment letter from The Bank of New York in respect of the amended credit facility. The amended credit facility will mature on June 30, 2006. Aggregate commitments under the amended credit facility will begin to decrease commencing March 31, 2001.

     Amounts outstanding under our existing credit facility bear interest (and will bear interest under our amended credit facility) at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our existing credit facility, the prime rate spread ranged from 0% to 2.25%, and the LIBOR spread ranged from 1% to 3.5%. Under the amended credit facility, the prime rate spread will range from 0% to 1%, and the LIBOR spread will range from 0.875% to 2.25%.

     The maximum amount that we may borrow under our amended credit facility will be limited by our debt to cash flow ratio, adjusted for recent radio station acquisitions (the "Adjusted Debt to Cash Flow Ratio"). The maximum Adjusted Debt to Cash Flow Ratio allowed under our existing credit facility is
7.00 to 1 at March 31, 1999, but decreases to 5.25 to 1 by December 31, 1999 and to 4.50 to 1 by December 31, 2000. The maximum Adjusted Debt to Cash Flow Ratio allowed under our amended credit facility will be 6.00 to 1 through December, 31, 2000. Thereafter, the maximum ratio will decline periodically until January 1, 2004, at which point it will remain at 4.00 to 1 through June 2006. At March 31, 1999, the Adjusted Debt to Cash Flow Ratio was 6.65 to 1, resulting in total borrowing availability of approximately $10.2 million.

     Our amended credit facility will contain additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility will also require us to satisfy specified financial covenants, which covenants will require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage as described above (not greater than 6.00 to 1 as of the closing of the offering), minimum interest coverage (not less than 1.75 to 1 as of the closing of the offering), minimum debt service coverage (a static ratio of not less than 1.1 to 1) and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). The credit facility is guaranteed by all of our subsidiaries and is secured by pledges of all of our and our subsidiaries' assets and all of the capital stock of our subsidiaries.

     In September 1997, we issued $150 million principal amount of 9 1/2% senior subordinated notes due 2007. We used the net proceeds from the sale of the notes to repay substantially all indebtedness outstanding under our prior credit facility. We will redeem $50 million in principal amount of the senior subordinated notes with a portion of the net proceeds of the offering. After giving effect to this redemption, we will be required to pay $9.5 million per year in interest on the senior subordinated notes. The indenture for the senior subordinated notes contains restrictive covenants that, among others, limit the incurrence of debt by us and our subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. The senior subordinated notes are guaranteed by all of our subsidiaries.

     As a result of the partial redemption of our senior subordinated notes, we will record a non-cash charge of $1.5 million (as of March 31, 1999) for the write-off of unamortized bond issue costs. This is in addition to the $4.8 million redemption premium and any accrued and unpaid interest that we will pay in connection with this partial redemption.

     Net cash used in operating activities increased to $1.3 million for the quarter ended March 31, 1999, compared to $500,000 for the same quarter in the prior year, primarily due to a larger decrease in accounts payable during the quarter ended March 31, 1999 compared to the same quarter of the prior year.

     Net cash used in investing activities increased to $10.0 million for the quarter ended March 31, 1999, compared to $1.9 million in the same quarter of the prior year, primarily due to the acquisitions during the first quarter of 1999. The Company did not acquire any radio stations or other businesses during the first quarter of 1998.

     Net cash provided by financing activities increased to $11.4 million for the quarter ended March 31, 1999 compared to $2.2 million for the quarter ended March 31, 1998, primarily due to increased long-term debt borrowings for acquisitions.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

     The term "year 2000 issue" (the year 2000 referred to as "Y2K") is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits (instead of four) to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

     In early 1998, we began implementing the assessment phase of our plan to address the Y2K issue in each broadcast area and have substantially completed a Y2K assessment phase of our computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems, (ii) traffic scheduling and billing systems, (iii) accounting and financial reporting systems and (iv) local area networking infrastructure. As part of the assessment phase, we initiated formal communication with all of our key business partners to identify their exposure to the Y2K issue. This assessment is targeting potential external risks related to the Y2K issue and is still in progress, but is expected to be completed by the end of the second quarter of 1999. Key business partners include local and national programmers and advertisers, suppliers of communication services, financial institutions and suppliers of utilities. Amounts related to the assessment phase are primarily internal costs, are expensed as incurred, have not been material to date and are not expected to be material through completion of the phase.

     The remediation phase is the next step in our plan to address the Y2K issue. Activities during this phase are in progress and include, if necessary, the actual repair, replacement or upgrade of our systems based on the findings of the assessment phase. Systems which are Y2K ready include local area networks, digital audio systems and traffic scheduling and billing systems. We have implemented a new accounting and financial reporting system which is Y2K ready. Costs related to this new system of approximately $200,000 will be included in capital expenditures.

     The final plan phase, the testing phase, will include the actual testing of the enhanced and upgraded systems. This process will include internal and external user review confirmation, as well as unit testing and integration testing with other system interfaces. The testing schedule is being developed and will begin during the second quarter of 1999 and is expected to be completed by the end of the third quarter. Based on test results and assessment of outside risks, contingency plans will be developed as determined necessary. We would expect to complete such plans in the fourth quarter of 1999.

     We anticipate minimal business disruption from both external and internal factors. However, possible risks include, but are not limited to, loss of power and communication links which are not subject to our control. We believe that our Y2K compliance issues from all phases of our plan will be resolved on a timely basis and that any related costs will not have a material impact on our operations, cash flows or financial condition of future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Instruments. We do not invest, and during the quarter ended March 31, 1999 did not invest, in market risk sensitive instruments.

     Market Risk. Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $75 million under our credit facility and, upon amendment of the credit facility in connection with the offering, we will be able to borrow up to $150 million. At March 31, 1999, we had borrowed $36.8 million under our credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at Salem's option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our existing credit facility the prime rate spread ranged from 0% to 2.25%, and the LIBOR spread ranged from 1% to 3.5%. At March 31, 1999, the blended interest rate on amounts outstanding under the credit facility was 8.01%. At March 31, 1999, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $367,500 on an annualized basis.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings, incident to the ordinary course of its business. The Company's management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial condition or its results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 31, 1999, Salem Communications Corporation, a California corporation ("Salem California"), completed a reincorporation in Delaware (the "Reincorporation") through the merger of Salem California with and into its wholly-owned subsidiary, the Company (also referred to as "Salem Delaware"). As of the effective date of the merger, Salem California ceased to exist.

     The Reincorporation effected a change in the legal domicile of the Company and did not result in any change in the Company's business, management, employees, fiscal year, assets or liabilities, location of any of the facilities (including corporate headquarters) and did not result in any relocation of management or other employees. The Reincorporation was approved by the holders of all of the outstanding shares of Common Stock of Salem California on March 31, 1999.

     Pursuant to the Agreement and Plan of Merger between Salem Delaware and Salem California, each share of Salem California's common stock, no par value, was automatically converted into two shares of Salem Delaware's Class A common stock, par value $0.01 per share, and one share of Salem Delaware's Class B common stock, $0.01 par value per share, and each previously issued share of Salem Delaware common stock, $0.01 par value per share, was canceled on the effective date of the merger.

     Holders of the Company's Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share, except for certain related party transactions that are specified in the Company's certificate of incorporation. Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, except that holders of Class A common stock vote separately for two independent directors.

     Subject to any necessary approval by the Federal Communications Commission, shares of the Company's Class B common stock may not be transferred to third parties and may only be transferred in limited circumstances to certain family members of the holder and for estate planning purposes; any attempt to transfer shares of Class B common stock, except within the permitted transfers described in the Company's certificate of incorporation, will result in the shares of Class B common stock being automatically converted into an equivalent number of shares of Class A common stock. Subject to any necessary approval by the Federal Communications Commission, each share of Class B common stock is also freely convertible into one share of Class A common stock. Shares of Class A common stock are not convertible into any other series or class of Company securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 31, 1999, the shareholders of Salem California took action by Unanimous Written Consent of Shareholders in Lieu of Special Meeting to approve the Reincorporation described in Item 2, above.

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     Set forth below is a list of exhibits included as part of this Quarterly
Report:

      EXHIBIT
       NUMBER                         DESCRIPTION OF EXHIBITS
      -------                         -----------------------
     3.01**         Amended and Restated Certificate of Incorporation of Salem
                    Communications Corporation, a Delaware corporation.
     3.02**         Bylaws of Salem Communications Corporation, a Delaware
                    corporation.
     4.01+          Indenture between Salem, certain named guarantors and The
                    Bank of New York, as Trustee, dated as of September 25,
                    1997, relating to the 9 1/2% Series A and Series B Senior
                    Subordinated Notes due 2007.
     4.02+          Form of 9 1/2% Senior Subordinated Note.
     4.03+          Form of Note Guarantee.
     4.04+          Credit Agreement, dated as of September 25, 1997, among
                    Salem, the several Lenders from time to time parties
                    thereto, and The Bank of New York, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration Statement on Form S-4
                    (No. 333-41733)).
     4.05+          Borrower Security Agreement, dated as of September 25, 1997, by and between Salem and The Bank of New York, as
                    Administrative Agent (incorporated by reference to Exhibit
                    4.08 of the previously filed Registration Statement on Form
                    S-4 (No. 333-41733)).
     4.06+          Subsidiary Guaranty and Security Agreement dated as of
                    September 25, 1997, by and between Salem and The Bank of New
                    York, as Administrative Agent and the Guarantors named
                    therein (incorporated by reference to Exhibit 4.09 of the
                    previously filed Registration Statement on Form S-4 (No.
                    333-41733)).
     4.07++         Amendment No. 1 and Consent No. 1, dated as of August 5,
                    1998, to the Credit Agreement, dated as of September 25,
                    1997, by and among Salem, The Bank of New York, as
                    Administrative Agent, Bank of America NT&SA, as
                    Documentation Agent, and the Lenders named therein
                    (incorporated by reference to Exhibit 10.02 of previously
                    filed Current Report on Form 8-K).

      EXHIBIT
       NUMBER                         DESCRIPTION OF EXHIBITS
      -------                         -----------------------
     4.08++         Amendment No. 2 and Consent No. 2, dated as of January 22,
                    1999, to the Credit Agreement, dated as of September 25,
                    1997, by and among Salem, The Bank of New York, as
                    Administrative Agent, Bank of America NT&SA, as
                    Documentation Agent, and the Lenders named therein.
     4.10*          Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among
                    Salem Communications Corporation, a California corporation,
                    Salem Communications Corporation, a Delaware corporation,
                    The Bank of New York, as Trustee, and the Guarantors named therein.
     4.11*          Consent No. 3, dated as of March 31, 1999, to the Credit
                    Agreement, dated as of September 25, 1997, by and among
                    Salem Communications Corporation, The Bank of New York, as
                    Administrative Agent for the Lenders, Bank of America NT&SA,
                    as Documentation Agent, and the Lenders named therein.
     4.12*          Assumption Agreement, dated as of March 31, 1999, by and
                    between Salem Communications Corporation, a Delaware
                    corporation, and The Bank of New York, as Administrative
                    Agent.
     4.13*          Amendment No. 1 to the Grant of Security Interest
                    (Servicemarks) by Salem to The Bank of New York, as
                    Administrative Agent, under the Borrower Security Agreement, dated as of September 25, 1997, with the Administrative
                    Agent.
    10.01+          Employment Agreement, dated as of August 1, 1997, between
                    Salem and Edward G. Atsinger III.
    10.02+          Employment Agreement, dated as of August 1, 1997, between
                    Salem and Stuart W. Epperson.
    10.03.01+       Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson.
    10.03.02+       First Amendment to Employment Contract, dated April 22,
                    1996, between Salem and Eric H. Halvorson.
    10.03.03+       Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson.
    10.03.04+       Deferred Compensation Agreement, dated November 7, 1991,
                    between Salem and Eric H. Halvorson.
    10.05.01+       Antenna/tower lease between Caron Broadcasting, Inc.
                    (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson
                    expiring 2007.
    10.05.02+       Antenna/tower/studio lease between Caron Broadcasting, Inc.
                    (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and
                    Epperson expiring 2007.
    10.05.03+       Antenna/tower lease between Caron Broadcasting, Inc.
                    (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson
                    expiring 2007.
    10.05.04+       Antenna/tower/studio lease between Common Ground
                    Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs.
                    Atsinger and Epperson expiring in 2006.
    10.05.05+       Antenna/tower lease between Common Ground Broadcasting, Inc.
                    (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson
                    expiring 2008.
    10.05.06+       Antenna/tower lease (KFAX-FM/Hayward, California) and Salem
                    Broadcasting Company, a partnership consisting of Messrs.
                    Atsinger and Epperson, expiring in 2003.
    10.05.07+       Antenna/tower/studio lease between Inland Radio, Inc.
                    (KKLA-AM/San Bernardino, California) and Messrs. Atsinger
                    and Epperson expiring 2002.

      EXHIBIT
       NUMBER                         DESCRIPTION OF EXHIBITS
      -------                         -----------------------
    10.05.08+       Antenna/tower lease between Inspiration Media, Inc.
                    (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and
                    Epperson expiring in 2002.
    10.05.09+       Antenna/tower lease between Inspiration Media, Inc.
                    (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust
                    and Stuart W. Epperson Revocable Living Trust expiring in
                    2004.
    10.05.11.01+    Antenna/tower/studio lease between Pennsylvania Media
                    Associates, Inc. (WZZD-AM/ WFIL-AM/Philadelphia,
                    Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004.
    10.05.11.02+    Antenna/tower/studio lease between Pennsylvania Media
                    Associates, Inc. (WZZD-AM/ WFIL-AM/Philadelphia,
                    Pennsylvania) and The Atsinger Family Trust and Stuart W.
                    Epperson Revocable Living Trust expiring 2004.
    10.05.12+       Antenna/tower lease between Radio 1210, Inc.
                    (KPRZ-AM/Olivenhain, California) and The Atsinger Family
                    Trust expiring in 2002.
    10.05.13+       Antenna/tower lease between Salem Media Corporation
                    (WYLL-FM/Arlington Heights, Illinois) and Messrs. Atsinger
                    and Epperson expiring in 2002.
    10.05.14+       Antenna/turner/studio leases between Salem Media Corporation
                    (KLTX-AM/ Long Beach and Paramount, California) and Messrs.
                    Atsinger and Epperson expiring in 2002.
    10.05.15+       Antenna/tower lease between Salem Media of Colorado, Inc.
                    (KNUS-AM/ Denver-Bolder, Colorado) and Messrs. Atsinger and
                    Epperson expiring 2006.
    10.05.16+       Antenna/tower lease between Salem Media of Ohio, Inc.
                    (WRFD-AM/ Columbus, Ohio) and Messrs. Atsinger and Epperson
                    expiring 2002.
    10.05.17.01+    Studio Lease between Salem Media of Oregon, Inc.
                    (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III,
                    Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson
                    expiring 2002.
    10.05.17.02+    Antenna/tower lease between Salem Media of Oregon, Inc.
                    (KPDQ-AM/FM/ Raleigh Hills, Oregon and Messrs. Atsinger and
                    Epperson expiring 2002.
    10.05.18+       Antenna/tower lease between Salem Media of Pennsylvania,
                    Inc. (WORD-FM/ WPIT-AM/ Pittsburgh, Pennsylvania) and The
                    Atsinger Family Trust and Stuart W. Epperson Revocable
                    Living Trust expiring 2003.
    10.05.19+       Antenna/tower lease between Salem Media of Texas, Inc.
                    (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983
                    Family Trust expiring 2007.
    10.05.20+       Antenna/tower lease between South Texas Broadcasting, Inc.
                    (KENR-AM/ Houston-Galveston, Texas) and Atsinger Family
                    Trust and Stuart W. Epperson Revocable Living Trust expiring
                    2005.
    10.05.21+       Antenna/tower lease between Vista Broadcasting, Inc.
                    (KFIA-AM/Sacramento, California) and The Atsinger Family
                    Trust and Stuart W. Epperson Revocable Living Trust expiring
                    2006.
    10.05.22++      Antenna/tower lease between South Texas Broadcasting, Inc.
                    (KKHT-FM/ Houston-Galveston, Texas) and Sonsinger
                    Broadcasting Company of Houston, LP expiring 2008.
    10.05.23++      Antenna/tower lease between Inspiration Media of Texas, Inc.
                    (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The
                    Stuart W. Epperson Revocable Living Trust expiring 2009.
    10.06.05+       Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and
                    Inspiration Media of Texas, Inc. (KEWS, Arlington, Texas;
                    KDFX, Dallas, Texas).

      EXHIBIT
       NUMBER                         DESCRIPTION OF EXHIBITS
      -------                         -----------------------
    10.06.07+       Asset Purchase Agreement dated June 2, 1997 by and between
                    New England Continental Media, Inc. and Hibernia
                    Communications, Inc. (WPZE-AM, Boston, Massachusetts).
    10.06.08+       Option to Purchase dated as of August 18, 1997 by and
                    between Sonsinger, Inc. and Inspiration Media, Inc.
                    (KKOL-AM, Seattle, Washington).
    10.06.09++      Asset Purchase Agreement dated as of April 13, 1998 by and between New Inspiration Broadcasting Company and First
                    Scientific Equity Devices Trust (KIEV-AM, Glendale,
                    California) (incorporated by reference to Exhibit 2.01 of
                    the previously filed Current Report on Form 8-K).
    10.07.01+       Tower Purchase Agreement dated August 22, 1997 by and
                    between Salem and Sonsinger Broadcasting Company of Houston,
                    L.P.
    10.07.02+       Amendment to the Tower Purchase Agreement dated November 10,
                    1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P.
    10.07.03+       Promissory Note dated November 11, 1997 made by Sonsinger
                    Broadcasting Company of Houston, L.P. payable to Salem.
    10.07.04+       Promissory Note dated December 24, 1997 made by Salem
                    payable to Edward G. Atsinger III.
    10.07.05+       Promissory Note dated December 24, 1997 made by Salem
                    payable to Stuart W. Epperson.
    10.08.01+       Local Programming and Marketing Agreement dated June 13,
                    1997 between Sonsinger, Inc. and Inspiration Media, Inc.
    10.09.01+       Evidence of Key man life insurance policy no. 2256440M
                    insuring Edward G. Atsinger III in the face amount of
                    $5,000,000.
    10.09.02+       Evidence of Key man life insurance policy no. 2257474H
                    insuring Edward G. Atsinger III in the face amount of
                    $5,000,000.
    10.09.03+       Evidence of Key man life insurance policy no. 2257476B
                    insuring Stuart W. Epperson in the face amount of
                    $5,000,000.
    10.10.01**      Agreement and Plan of Merger between Salem Delaware and
                    Salem California, dated as of March 31, 1999 (incorporated by reference to Exhibit 2.1 of the previously filed Current
                    Report on Form 8-K).
    27.01           Financial Data Schedule.

---------------
 + Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.

 ++ Incorporated by reference to the exhibit same number, unless otherwise noted, of Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 1998.

++ Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.

** Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.

 * Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-76649) filed with the Securities and Exchange Commission on April 20, 1999.

(b) REPORTS ON FORM 8-K

     On April 14, 1999 the Company filed a Current Report on Form 8-K, reporting
Item 2, in connection with the Company's reincorporation in Delaware.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SALEM COMMUNICATIONS CORPORATION

Date: May 13, 1999                        By:  /s/ EDWARD G. ATSINGER III

                                            ------------------------------------
                                                   Edward G. Atsinger III
                                               President and Chief Executive
                                                           Officer

Date: May 13, 1999                                 /s/ DIRK GASTALDO

                                          --------------------------------------
                                                      Dirk Gastaldo
                                            Vice President and Chief Financial
                                                         Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
  -------                         -----------------------
     27.01      Financial Data Schedule.