Form 10-Q
period 1999-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 1999-08-16
CIK 1050606

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For Quarterly Period Ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________

                        Commission file number 333-76649


                        SALEM COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            77-0121400
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

    4880 Santa Rosa Road, Suite 300
         Camarillo, California                                    93012
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: (805) 987-0400

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 1, 1999 there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

================================================================================

                        SALEM COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                       Page No.
                                                                                       --------
COVER PAGE 1

INDEX......................................................................................2

PART I - FINANCIAL INFORMATION.............................................................4

         Item 1.  Financial Statements (Unaudited).........................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............16

PART II - OTHER INFORMATION................................................................16

         Item 1.  Legal Proceedings........................................................16

         Item 2.  Changes in Securities and Use of Proceeds................................16

         Item 3.  Defaults upon Senior Securities..........................................16

         Item 4.  Submission of Matters to a Vote of Security Holders......................16

         Item 5.  Other Information........................................................17

         Item 6.  Exhibits and Reports on Form 8-K.........................................17

SIGNATURES.................................................................................22

EXHIBIT INDEX..............................................................................23

Special Cautionary Notice Regarding Forward Looking Statements

         This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Salem Communications Corporation, a Delaware corporation (the "Company"), expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," or words of similar import are intended to identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks: general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the various disclosures made by the Company to advise interested parties of certain risks and other factors that may affect the Company's business and operating results, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                         PART I - FINANCIAL INFORMATION

                        SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                        SALEM COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                        DECEMBER 31      JUNE 30
                                                                                           1998            1999
                                                                                         ---------      ---------
                                                                                                       (UNAUDITED)

                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents ....................................................      $   1,917      $   2,146
     Accounts receivable (less allowance for doubtful accounts of $862 in 1998 and
        $1,607 in 1999) ...........................................................         14,289         14,531
     Other receivables ............................................................             67            163
     Prepaid expenses .............................................................            658          1,624
     Tower construction project held for sale .....................................             --            914
     Deferred income taxes ........................................................          2,443          4,319
                                                                                         ---------      ---------
Total current assets ..............................................................         19,374         23,697
Property, plant and equipment, net ................................................         40,749         43,687
Intangible assets, net ............................................................        141,776        147,378
Note receivable from stockholder ..................................................             94             94
Bond issue costs ..................................................................          4,657          4,391
Other assets ......................................................................          1,100          2,653
                                                                                         ---------      ---------
Total assets ......................................................................      $ 207,750      $ 221,900
                                                                                         =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable .............................................................      $   1,676      $   1,775
     Accrued expenses .............................................................            489            308
     Accrued compensation and related .............................................          1,613          1,810
     Accrued interest .............................................................          3,968          3,790
     Deferred subscription revenue ................................................             --          1,175
     Income taxes .................................................................             89            101
     Current portion of capital lease obligations .................................             --            252
                                                                                         ---------      ---------
Total current liabilities .........................................................          7,835          9,211
Long-term debt ....................................................................        178,610        192,560
Capital lease obligations, less current portion ...................................             --            226
Deferred income taxes .............................................................         11,581         13,029
Other liabilities .................................................................            623            910
Stockholders' equity:
     Class A common stock, $.01 par value; authorized 80,000,000 shares; issued and
        outstanding 11,182,392 shares .............................................            111            112
     Class B common stock, $.01 par value; authorized 20,000,000 shares; issued and
        outstanding 5,553,696 shares ..............................................             56             56
     Additional paid-in capital ...................................................          5,665          7,351
     Retained earnings (deficit) ..................................................          3,269         (1,555)
                                                                                         ---------      ---------
Total stockholders' equity ........................................................          9,101          5,964
                                                                                         ---------      ---------
Total liabilities and stockholders' equity ........................................      $ 207,750      $ 221,900
                                                                                         =========      =========



                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                                    --------------------------        ------------------------
                                                                        1998            1999            1998            1999
                                                                    ------------    ------------    ------------    ------------
Gross broadcasting revenue ......................................   $     20,502    $     23,405    $     39,961    $     45,731
Less agency commissions .........................................          1,800           2,007           3,557           3,908
                                                                    ------------    ------------    ------------    ------------
Net broadcasting revenue ........................................         18,702          21,398          36,404          41,823
Other media revenue .............................................             --           1,320              --           2,415
                                                                    ------------    ------------    ------------    ------------
Total revenue ...................................................         18,702          22,718          36,404          44,238

Operating expenses:
     Broadcasting operating expenses ............................         10,049          10,970          19,979          22,349
     Other media operating expenses .............................             --           1,974              --           3,272
     Corporate expenses .........................................          1,925           2,568           3,428           4,364
     Stock and related cash grant ...............................             --           2,550              --           2,550
     Depreciation and amortization (including $795 for the
          quarter ended June 30, 1999 and $980 for the six months
          ended June 30, 1999 for other media businesses) .......          3,329           4,745           6,666           8,856
                                                                    ------------    ------------    ------------    ------------
     Total operating expenses ...................................         15,303          22,807          30,073          41,391
                                                                    ------------    ------------    ------------    ------------
Net operating income (loss) .....................................          3,399             (89)          6,331           2,847

Other income (expense):
     Interest income ............................................             87              24             190              49
     Loss on disposal of assets .................................           (613)           (197)           (635)           (197)
     Interest expense ...........................................         (3,819)         (4,552)         (7,591)         (8,927)
     Other expense ..............................................           (100)            (76)           (205)           (196)
                                                                    ------------    ------------    ------------    ------------
Loss before income taxes ........................................         (1,046)         (4,890)         (1,910)         (6,424)
Benefit for income taxes ........................................           (261)         (1,374)           (551)         (1,600)
                                                                    ------------    ------------    ------------    ------------

Net loss ........................................................   $       (785)   $     (3,516)   $     (1,359)   $     (4,824)
                                                                    ============    ============    ============    ============

Basic and diluted net loss per share ............................   $       (.05)   $       (.21)   $       (.08)   $       (.29)
                                                                    ============    ============    ============    ============
Basic and diluted weighted shares outstanding ...................     16,661,088      16,690,758      16,661,088      16,675,923
                                                                    ============    ============    ============    ============








                             See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                       -----------------------
                                                                                         1998           1999
                                                                                       --------       --------
OPERATING ACTIVITIES
Net loss ........................................................................      $ (1,359)      $ (4,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ...............................................         6,666          8,856
    Amortization of bond issue costs and bank loan fees .........................           286            287
    Deferred income taxes .......................................................          (744)        (1,840)
    Loss on sale of assets ......................................................           635            197
    Noncash stock grant .........................................................            --          1,687
    Changes in operating assets and liabilities:
        Accounts receivable .....................................................           355            859
        Prepaid expenses and other current assets ...............................          (243)          (612)
        Accounts payable and accrued expenses ...................................          (177)        (1,721)
        Deferred subscription revenue ...........................................            --           (111)
        Other liabilities .......................................................           378           (220)
        Income taxes ............................................................          (278)            11
                                                                                       --------       --------
Net cash provided by operating activities .......................................         5,519          2,569

INVESTING ACTIVITIES
Capital expenditures ............................................................        (3,696)        (3,639)
Deposits on radio station acquisitions ..........................................        (1,635)          (750)
Purchases of radio stations .....................................................            --         (1,786)
Purchases of new media businesses ...............................................            --         (8,372)
Proceeds from disposal of property, plant and equipment and intangible assets....            46             50
Expenditures for tower construction project held for sale .......................            --           (410)
Other assets ....................................................................         4,528           (219)
                                                                                       --------       --------
Net cash used in investing activities ...........................................          (757)       (15,126)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable to shareholders ......         8,500         18,750
Payments of long-term debt and notes payable to shareholders ....................        (9,500)        (5,110)
Payments on capital lease obligations ...........................................            --           (106)
Payments of bond issue costs ....................................................          (281)            --
Payments of stock offering costs ................................................            --           (748)
Repayments (additions) of shareholder notes and
  repayment of accrued interest receivable--net .................................        (2,000)            --
Distributions to shareholders ...................................................            --             --
                                                                                       --------       --------
Net cash provided by (used in) financing activities .............................        (3,281)        12,786
                                                                                       --------       --------
Net increase in cash and cash equivalents .......................................         1,481            229
Cash and cash equivalents at beginning of period ................................         1,645          1,917
                                                                                       --------       --------
Cash and cash equivalents at end of period ......................................      $  3,126       $  2,146
                                                                                       ========       ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest ................................................................      $  7,476       $  8,758
        Income taxes ............................................................           487            229

Noncash transactions:
    Acquisitions of other media businesses
        Fair market value of assets acquired ....................................                     $ 14,365
        Fair market value of liabilities assumed ................................                       (5,993)
                                                                                                      --------

Cash paid (reflected in purchases of other media businesses) ....................                     $  8,372
                                                                                                      ========

                             See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1. BASIS OF PRESENTATION

    Information with respect to the three months and six months ended June 30, 1999 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the our annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2. ACQUISITIONS

    In January 1999, we purchased the assets of OnePlace, LLC ("OnePlace"), for $6.2 million, and all the outstanding shares of stock of CCM Communications, Inc. ("CCM"), for $1.9 million. OnePlace is engaged in the business of applying Internet, e-commerce, consumer profiling and other information technologies in the Christian products industry. CCM publishes magazines which follow the contemporary Christian music industry. The purchases were financed primarily by an additional borrowing and have been accounted for using the purchase method. OnePlace earns its revenue by selling products and services on the Internet and licensing its e-commerce, search engines and imaging applications. CCM earns its revenue by selling advertising in and subscriptions to its publications. In March 1999, we acquired the assets of Christian Research Report for $300,000. The publications of Christian Research Report follow the contemporary Christian music industry.

    The revenue and operating expenses of these businesses are reported as "other media" on our condensed consolidated statements of operations.

    In April 1999, we purchased KKOL-AM, Seattle-Tacoma, Washington, for
$1.4 million from a corporation owned by our principal stockholders. We financed this acquisition primarily by a borrowing under our credit facility. Prior to the acquisition, pursuant to a local marketing agreement entered into on June 13, 1997, we programmed KKOL-AM and sold all the airtime. Under that local marketing agreement we retained all of the revenue and incurred all of the expenses. In June 1999, we purchased the real estate at the transmitter site for KKOL-AM for $400,000.

NOTE 3. SUBSEQUENT EVENTS

    On June 30, 1999, in connection with our initial public offering, a registration statement on Form S-1 (No. 333-76649) was declared effective by the Securities and Exchange Commission; on June 30, 1999 we filed a second registration statement on Form S-1 (No. 333-82031) which was automatically effective, by which we registered additional securities. Pursuant to these two registration statements we offered and sold 6,720,000 shares of our Class A common stock at $22.50 per share, generating gross offering proceeds of $151.2 million. All of the shares were sold to an underwriting syndicate. The managing underwriters were Deutsche Banc Alex. Brown, ING Barings and Salomon Smith Barney. After deducting a $9.6 million underwriting discount and approximately $1.2 million in other related expenses, the net proceeds to Salem were $140.4 million.

    In addition, two selling stockholders sold 2,940,000 shares of our Class A common stock (including 1,260,000 shares sold by the stockholders as a result of the exercise by the managing underwriters of their over-allotment option subsequent to the initial offering) to the underwriting syndicate at the same price per share raising gross proceeds of $66.2 million. After deducting a $4.2 million underwriting discount the net proceeds to the selling stockholders were $62.0 million. We did not receive any monies from the sale of shares of our Class A common stock by these selling stockholders.

    The shares of our Class A common stock sold to the underwriting syndicate began trading on the Nasdaq National Market under the symbol "SALM" on July 1, 1999. We received the gross proceeds, less underwriting discount, on July 7, 1999. On that date we used a portion of the net proceeds to repay all indebtedness ($39.8 million) outstanding under our credit facility.

    On July 13, 1999, we used a portion of the net proceeds of the offering to repurchase $50 million principal amount of our 9 1/2% senior subordinated notes, plus a premium of $3.9 million and accrued and unpaid interest.

    On July 23, 1999, we used a portion of the net proceeds to purchase radio station KCTK-AM, Phoenix, Arizona, for $5 million. KCTK-AM has formerly been known as KGME-AM and KFDJ-AM. We intend to integrate KCTK-AM with KPXQ-AM, the radio station we already own and operate in Phoenix, for our internal financial reporting purposes.

    We have invested the remaining net proceeds of the offering in money market funds. The remaining net proceeds are available for general corporate purposes, including acquisitions.

    In April 1999, we entered into letters of intent to purchase radio stations KAIM-AM, KAIM-FM, KGU-AM and KHNR-AM, Honolulu, Hawaii, in two separate transactions for a total of $3.4 million. Subject to the execution of mutually acceptable purchase agreements, we anticipate these purchases will close in November or December 1999. In June 1999, we entered into an agreement to purchase radio stations WLSY-FM and WRVI-FM, Louisville, Kentucky, for $5.0 million. We anticipate this purchase will close in September 1999. In August 1999, we entered into a local programming and marketing agreement (LMA) for radio station KCBQ-AM, San Diego, California. The LMA begins in September 1999. We will program KCBQ-AM and sell all the airtime. Under the LMA we retain all of the revenue and pay for all of the expenses plus a monthly LMA fee. We also have an option to purchase KCBQ-AM for $5.0 million. We intend to use a portion of the net proceeds to finance the purchases of all of these radio stations.

    Concurrent with the consummation of the offering we amended our credit facility principally to increase our borrowing capacity from $75 million to $150 million, to lower the borrowing rates and to modify current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2006. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2001. Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%.

    In July 1999, we recorded a $3.6 million extraordinary loss, net of income tax benefit, resulting from the premium paid on the repurchase of $50 million principal amount of our senior subordinated notes, the related write-off of a portion of the unamortized bond issue costs, and the write-off of deferred financing costs related to our credit facility.

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

     We are the largest U.S. radio broadcasting company providing programming targeted at audiences interested in religious and family issues. Our core business is the ownership and operation of radio stations in large metropolitan markets. We own 45 radio stations, including 33 stations which broadcast to 19 of the top 25 markets. We also operate Salem Radio Network, a national radio network offering syndicated talk, news and music programming to approximately 1,200 affiliated radio stations. In 1999, we acquired publishing, Internet and information technology businesses that direct their content to persons with interests similar to those of our targeted radio audience.

     The principal sources of our revenue are:

          o the sale of block program time, both to national and local program producers,

          o the sale of advertising time on our radio stations, both to national and local advertisers, and

          o    the sale of advertising time on our national radio network.

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

     The performance of a radio broadcasting company, such as Salem, is customarily measured by the ability of its stations to generate broadcast cash flow, EBITDA and after-tax cash flow. We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, and before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define after-tax cash flow as income (loss) before extraordinary item minus gain
(loss) on disposal of assets (net of income tax) plus depreciation and amortization. EBITDA and after-tax cash flow for the quarter and six month period ended June 30, 1999 exclude a $2.6 million charge ($1.9 million, net of income tax) for a one-time stock grant concurrent with our initial public offering on June 30, 1999.

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

     In the following discussion of our results of operations, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a "same station" basis. We include in our same station comparisons the results of operations of radio stations and network formats that:

          o    we own or operate for all of both periods;

          o we acquire or begin to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) is in a market in which we already own or operate a radio station or network format and (ii) is integrated with the existing station or network format for our internal financial reporting purposes; or

          o we sell or cease to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) was integrated with another station or network format in a market for our internal financial reporting purposes prior to the sale or cessation of operations and (ii) we continue to own or operate the other station or network format following the sale or cessation of operations.

We include in our same station comparisons the results of operations of our integrated stations and network formats from the date that we acquire or begin to operate them or through the date that we sell or cease to operate them, as the case may be.

     RESULTS OF OPERATIONS

     Net Broadcasting Revenue. Net broadcasting revenue increased $2.7 million or 14.4% to $21.4 million for the quarter ended June 30, 1999 from $18.7 million for the same quarter of the prior year. Net broadcasting revenue increased $5.4 million or 14.8% to $41.8 million for the six month period ended June 30, 1999 from $36.4 million for the same period of the prior year. The inclusion of revenue from radio stations acquired in 1998, partially offset by the loss of revenue from radio stations sold in 1998, provided $600,000 of the increase for the quarter ended June 30, 1999 over the same quarter of the prior year, and $1.3 million of the increase for the six month period ended June 30, 1999 over the same period of the prior year. For stations and network formats owned and/or operated over the comparable period in 1999 and 1998, net broadcasting revenue improved $2.1 million or 11.4% to $20.6 million for the quarter ended June 30, 1999 from $18.5 million for the same quarter of the prior year, and $4.1 million or 11.4% to $40.1 million for the six month period ended June 30, 1999 from $36.0 million for the same period in the prior year. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format, increases in program rates and, to a lesser extent, increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 37.1% for the quarter ended June 30, 1999 from 35.2% for the same quarter of the prior year and increased to 36.4% for the six month period ended June 30, 1999 from 34.6% for the same period in 1998. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 49.5% for the quarter ended June 30, 1999 from 51.2% for the same quarter in 1998 and decreased to 50.4% for the six month period ended June 30, 1999 from 51.4% for the same period in 1998. This change in our revenue mix is primarily due to our efforts to develop more advertising sales in all of our markets.

     Other Media Revenue. Other media revenue was $1.3 million for the quarter ended June 30, 1999 and $2.4 million for the six months ended June 30, 1999, and was generated from the businesses acquired during the first quarter of 1999.

     Broadcasting Operating Expenses. Broadcasting operating expenses increased $1.0 million or 10.0% to $11.0 million for the quarter ended June 30, 1999 from $10.0 million for the same quarter of the prior year. Broadcasting operating expenses increased $2.3 million or 11.5% to $22.3 million for the six month period ended June 30, 1999 from $20.0 million for the same period of the prior year. The inclusion of expenses from radio stations acquired in 1998, partially offset by the exclusion of operating expenses from radio stations sold in 1998, accounted for $500,000 of the increase for the quarter ended June 30, 1999 over the same quarter of the prior year, and $600,000 of the increase for the six month period ended June 30, 1999 over the same period of the prior year. For stations and network formats owned and/or operated over the comparable periods in 1999 and 1998, broadcasting operating expenses increased $500,000 or 5.1% to $10.4 million for the quarter ended June 30, 1999 from $9.9 million for the same quarter of the prior year and $1.7 million or 8.7% to $21.3 million for the six month period ended June 30, 1999 from $19.6 million for the same period in the prior year, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

     Other Media Operating Expenses. Other media operating expenses were $2.0 million for the quarter ended June 30, 1999 and $3.3 million for the six months ended June 30, 1999, and were incurred in the businesses acquired during the first quarter of 1999.

     Broadcast Cash Flow. Broadcast cash flow increased $1.7 million or 19.5% to $10.4 million for the quarter ended June 30, 1999 from $8.7 million for the same quarter of the prior year. Broadcast cash flow increased $3.1 million or 18.9% to $19.5 million for the six month period ended June 30, 1999 from $16.4 million for the same period of the prior year. The increase is primarily attributable to the improved performance of radio stations acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format. As a percentage of net broadcasting revenue, broadcast cash flow increased to 48.6% for the quarter ended June 30, 1999 from 46.3% for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow increased to 46.6% for the six month period ended June 30, 1999 from 45.1% for the same period of the prior year. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion from a non-religious format to a religious and family issues format. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. For stations and network formats owned and/or operated over the comparable period in 1999 and 1998, broadcast cash flow improved $1.6 million or 18.6% to $10.2 million in the quarter ended June 30, 1999 from $8.6 million in the same quarter of the prior year and broadcast cash flow improved $2.4 million or 14.7% to $18.8 million for the six month period ended June 30, 1999 from $16.4 million for the same period in the prior year.

     Corporate Expenses. Corporate expenses increased $700,000 or 36.8% to $2.6 million in the quarter ended June 30, 1999 from $1.9 million in the same quarter of the prior year. Corporate expenses increased $1.0 million or 29.4% to $4.4 million for the six month period ended June 30, 1999 from $3.4 million in the same period of the prior year. The increases are primarily due to an increase in bonuses of $300,000 in 1999 as compared to 1998 and to additional overhead costs associated with radio station acquisitions in 1998 and other media acquisitions in 1999.

     EBITDA. EBITDA increased $500,000 or 7.5% to $7.2 million for the quarter ended June 30, 1999 from $6.7 million for the same quarter of the prior year. EBITDA increased $1.3 million or 10.0% to $14.3 million for the six month period ended June 30, 1999 from $13.0 million for the same period of the prior year. As a percentage of total revenue, EBITDA decreased to 31.8% for the quarter ended June 30, 1999 from 35.8% for the same quarter of the prior year. As a percentage of total revenue, EBITDA decreased to 32.4% for the six month period ended June 30, 1999 from 35.7% for the same period of the prior year. The decrease is primarily attributable to a negative EBITDA margin on our other media businesses (that is, EBITDA for our other media businesses divided by other media revenue), partially offset by an improvement in the EBITDA margin on our broadcasting business (that is, EBITDA for our broadcasting business divided by net broadcasting revenue).

     Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million or 42.4% to $4.7 million for the quarter ended June 30, 1999 from $3.3 million for the same quarter in the prior year. Depreciation and amortization expense increased $2.2 million or 32.8% to $8.9 million for the six month period ended June 30, 1999 from $6.7 million for the same period in the prior year. The increase primarily due to radio station acquisitions consummated during 1998, and acquisitions of other media businesses in 1999.

     Other Income (Expense). Interest income was essentially unchanged for the quarters and six month periods ended June 30, 1999 and 1998. Loss on disposal of assets decreased $400,000 for the quarter ended and the six month period ended June 30, 1999 as compared to the same quarter and same period ended of the prior year. The decrease was due to the write off of abandoned assets at one of our radio stations in the quarter ended June 30, 1998. Interest expense increased $700,000 or 18.4% to $4.5 million for the quarter ended June 30, 1999 from $3.8 million in the same quarter of the prior year. Interest expense increased $1.2 million or 15.8% to $8.8 million for the six month period ended June 30, 1999 from $7.6 million for the same period of the prior year. The increases in interest expenses are primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1999 and 1998.

     Benefit for Income Taxes. Benefit for income taxes as a percentage of loss before income taxes (that is, the effective tax rate) was (28.1)% for the quarter ended June 30, 1999 and (24.9)% for the same quarter of the prior year. Benefit for income taxes as a percentage of loss before income taxes (that is, the effective tax rate) was (24.9)% for the six month period ended June 30, 1999 and (28.8)% for the same period of the prior year. For the quarter and six month period ended June 30, 1999 and 1998 the effective tax rate differs from the federal statutory income tax rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. The decrease in the effective tax rate for the quarter ended June 30, 1999 as compared to the same quarter of the prior year is due to a decrease in state income taxes offset by an increase in expenses not deductible for tax purposes. The increase in the effective tax rate for the six month period ended June 30, 1999 as compared to the same period of the prior year is primarily due to an increase in expenses not deductible for tax purposes.

     Net Loss. We recognized a net loss of $3.5 million for the quarter ended June 30, 1999, compared to a net loss of $785,000 for the same quarter of the prior year. We recognized a net loss of $4.8 million for the six month period ended June 30, 1999, compared to a net loss of $1.4 million for the same period of the prior year.

     After-Tax Cash Flow. After-tax cash flow increased $400,000 or 13.8% to $3.3 million for the quarter ended June 30, 1999 from $2.9 million for the same quarter of the prior year. After-tax cash flow increased $400,000 or 7.0% to $6.1 million for the six month period ended June 30, 1999 from $5.7 million for the same period of the prior year. This increase was offset by negative after-tax cash flow of our other media businesses for the quarter and the six month period ended June 30, 1999. After-tax cash flow of our broadcasting business increased $1.0 million for the quarter ended June 30, 1999 compared to the same quarter of the prior year, and increased $1.2 million for the six month period ended June 30, 1999 compared to the same period of the prior year.

     LIQUIDITY AND CAPITAL RESOURCES

     The increase in accounts receivable from December 31, 1998 to June 30, 1999 is due to the inclusion of accounts receivable of other media businesses acquired in 1999. The increase is offset by increased collections during the second quarter of 1999. The increase in prepaid expenses from December 31, 1998 to June 30, 1999 is due to the inclusion of prepaid expenses of other media businesses acquired in 1999 and to the prepayment of annual operating expenses during the six month period ended June 30, 1999. Deferred subscription revenue, which was assumed as part of the acquisition of CCM, represents revenue from magazine subscriptions to be earned over a one year period.

    We have historically financed acquisitions of radio stations through borrowings, including borrowings under bank credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We will fund future acquisitions from the net proceeds of the offering, borrowings under our credit facility and operating cash flow. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and senior subordinated notes from operating cash flow.

     We believe that the net proceeds of the offering, cash flow from operations and borrowings under our credit facility will be sufficient to permit us to meet our financial obligations and to fund acquisitions and operations for at least the next twelve months.

     At June 30, 1999, we had $39.8 million outstanding under our credit facility. We paid all amounts outstanding under our credit facility with a portion of the net proceeds of the offering in July 1999. We amended our credit facility principally to increase our borrowing capacity from $75 million to $150 million, to lower the borrowing rates and to modify current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2006. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2001.

     Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%.

     The maximum amount that we may borrow under our credit facility is limited by our debt to cash flow ratio, adjusted for recent radio station acquisitions (the "Adjusted Debt to Cash Flow Ratio"). The maximum Adjusted Debt to Cash Flow Ratio allowed under our credit facility is 6.00 to 1 through December, 31, 2000. Thereafter, the maximum ratio will decline periodically until January 1, 2004, at which point it will remain at 4.00 to 1 through June 2006. At the closing of the offering and after the application of the net proceeds to pay off $39.8 million owing under our prior credit facility and after we repurchased $50 million in principal amount of our senior subordinated notes in July 1999, the Adjusted Debt to Cash Flow Ratio was 2.26 to 1, resulting in a borrowing availability of approximately $134.6 million.

     Our credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage as described, minimum interest coverage (not less than 1.75 to 1), minimum debt service coverage (a static ratio of not less than 1.1 to 1) and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). The credit facility is guaranteed by all of our subsidiaries and is secured by pledges of all of our and our subsidiaries' assets and all of the capital stock of our subsidiaries.

     In September 1997, we issued $150 million principal amount of 9 1/2% senior subordinated notes due 2007. We used the net proceeds from the sale of the notes to repay substantially all indebtedness outstanding under our prior credit facility. In July 1999, we repurchased $50 million in principal amount of the senior subordinated notes with a portion of the net proceeds of the offering. After giving effect to this repurchase, we are required to pay $9.5 million per year in interest on the senior subordinated notes. The indenture for the senior subordinated notes contains restrictive covenants that, among others, limit the incurrence of debt by us and our subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. The senior subordinated notes are guaranteed by all of our subsidiaries.

     As a result of the repurchase of our senior subordinated notes in July 1999, we recorded a non-cash charge of $1.5 million for the write-off of unamortized bond issue costs. This is in addition to the $3.9 million premium paid in connection with this repurchase.

     Net cash provided by operating activities decreased to $2.6 million for the six month period ended June 30, 1999, compared to $5.5 million for the same period in the prior year, primarily due to a decrease in accounts payable of other media businesses during the six month period ended June 30, 1999.

     Net cash used in investing activities increased to $15.1 million for the six month period ended June 30, 1999, compared to $800,000 in the same period of the prior year, primarily due to the acquisitions during the six month period ended June 30, 1999. We did not acquire any radio stations or other businesses during the same period of the prior year.

     Net cash provided by financing activities increased to $12.8 million for the six month period ended June 30, 1999 compared to net cash used by financing activities of $3.3 million for the same period of the prior year, primarily due to increased long-term debt borrowings for acquisitions.

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

     In early 1998, we began implementing the assessment phase of our plan to address the Y2K issue in each broadcast area and have substantially completed a Y2K assessment phase of our computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems, (ii) traffic scheduling and billing systems, (iii) accounting and financial reporting systems and (iv) local area networking infrastructure. As part of the assessment phase, we initiated formal communication with all of our key business partners to identify their exposure to the Y2K issue. This assessment targeted potential external risks related to the Y2K issue and is essentially complete. Key business partners include local and national programmers and advertisers, suppliers of communication services, financial institutions and suppliers of utilities. We are not aware of any key business partners with a Y2K issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that key business partners will be Y2K ready. The inability of key business partners to complete their Y2K resolution process in a timely fashion could materially impact us. The effect of non-compliance by key business partners is not determinable.

     Amounts related to the assessment phase are primarily internal costs, are expensed as incurred, and are not material.

     The remediation phase is the next step in our plan to address the Y2K issue. Activities during this phase are in progress and include, if necessary, the actual repair, replacement or upgrade of our systems based on the findings of the assessment phase. Systems which are Y2K ready include local area networks, digital audio systems and traffic scheduling and billing systems. We have implemented a new accounting and financial reporting system which is Y2K ready. Costs related to this new system of approximately $200,000 are included in capital expenditures.

     The final plan phase, the testing phase, will include the actual testing of the enhanced and upgraded systems. This process will include internal and external user review confirmation, as well as unit testing and integration testing with other system interfaces. The testing schedule began during the second quarter of 1999 and is expected to be completed by the end of the third quarter. Based on test results and assessment of outside risks, contingency plans will be developed as determined necessary. We would expect to complete such plans in the fourth quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Derivative Instruments. We do not invest, and during the quarter ended June 30, 1999 did not invest, in market risk sensitive instruments.

        Market Risk. Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $150 million under our credit facility, which was amended in July 1999 to permit additional borrowings above the previous $75 million borrowing limit. At June 30, 1999, we had borrowed $39.8 million under our credit facility, all of which we repaid in July 1999 with a portion of the net proceeds of the offering. Amounts outstanding under the credit facility bear interest at a base rate, at Salem's option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our prior credit facility the prime rate spread ranged from 0% to 2.25%, and the LIBOR spread ranged from 1% to 3.5%. At June 30, 1999, the blended interest rate on amounts outstanding under the credit facility was 9.02%. At June 30, 1999, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $397,500 on an annualized basis.

                           PART II - OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The use of proceeds from the offering is described in Note 3 in the Notes to Financial Statements in Part I, above and is hereby incorporated by this reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 16, 1999, the stockholders unanimously approved adoption of a restated certificate of incorporation and the public offering of Class A common stock. On May 25, 1999, the stockholders unanimously elected the members of the board of directors and approved a stock incentive plan. On June 4, 1999, at a Special Meeting of Stockholders the stockholders unanimously affirmed the resolutions previously adopted by the stockholders on April 16, 1999 and May 25, 1999.

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         Set forth below is a list of exhibits included as part of this Quarterly Report:


 EXHIBIT
 NUMBER                         DESCRIPTION OF EXHIBITS
 -------                        -----------------------

 3.01*      Amended and Restated Certificate of Incorporation of Salem
            Communications Corporation, a Delaware corporation.

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

 4.09*      Specimen of Class A common stock certificate.

 4.10*      Supplemental Indenture No. 1, dated as of March 31, 1999, to the
            Indenture, dated as of September 25, 1997, by and among Salem
            Communications Corporation, a California corporation, Salem
            Communications Corporation, a Delaware corporation, The Bank of New
            York, as Trustee, and the Guarantors named therein.

 4.11* Consent No. 3, dated as of March 31, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New
            York, as Administrative Agent for the Lenders, Bank of America
            NT&SA, as Documentation Agent, and the Lenders named therein.

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
  -------                         -----------------------

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

 4.14* Amendment No. 3 and Consent No. 4, dated as of April 23, 1999, under the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders party thereto.

 4.15*          Form of First Amended and Restated Credit Agreement by and among
                Salem, The Bank of New York, as Administrative Agent for the
                Lenders, Bank of American NT&SA, as Documentation Agent, and the
                Lenders named therein.

10.01*          Amended and Restated Employment Agreement, dated as of May 19,
                1999, between Salem and Edward G. Atsinger III.

10.02*          Amended and Restated Employment Agreement, dated as of May 19,
                1999, between Salem and Stuart W. Epperson.

10.03.01+       Employment Contract, dated November 7, 1991, between Salem and
                Eric H. Halvorson.

10.03.02+       First Amendment to Employment Contract, dated April 22, 1996, between Salem and Eric H. Halvorson.

10.03.03+       Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson.

10.03.04+       Deferred Compensation Agreement, dated November 7, 1991, between
                Salem and Eric H. Halvorson.

10.03.05*       Third Amendment to Employment Agreement, entered into May 26,
                1999 between Salem and Eric Halvorson.

10.05.01+       Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/
                Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007.

10.05.02+       Antenna/tower/studio lease between Caron Broadcasting, Inc.
                (WTSJ-AM/Cincinnati, Ohio) and Messrs. Atsinger and Epperson
                expiring 2007.

10.05.03+       Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/
                Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007.

10.05.04+       Antenna/tower/studio lease between Common Ground Broadcasting,
                Inc.(KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson
                expiring in 2006.

10.05.05+       Antenna/tower lease between Common Ground Broadcasting, Inc.
                (WHK-AM/Cleveland, Ohio) and Messrs. Atsinger and Epperson
                expiring 2008.

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

10.05.07+       Antenna/tower/studio lease between Inland Radio, Inc.
                (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and
                Epperson expiring 2002.

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
  -------                         -----------------------

10.05.08+       Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/
                Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002.

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

10.05.12+       Antenna/tower lease between Radio 1210, Inc.
                (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust
                expiring in 2002.

10.05.13+       Antenna/tower lease between Salem Media Corporation (WYLL-FM/
                Arlington Heights, Illinois) and Messrs. Atsinger and Epperson
                expiring in 2002.

10.05.14+       Antenna/turner/studio leases between Salem Media Corporation
                (KLTX-AM/Long Beach and Paramount, California) and Messrs.
                Atsinger and Epperson expiring in 2002.

10.05.15+       Antenna/tower lease between Salem Media of Colorado, Inc.
                (KNUS-AM/Denver-Bolder, Colorado) and Messrs. Atsinger and
                Epperson expiring 2006.

10.05.16+       Antenna/tower lease between Salem Media of Ohio, Inc. (WRFD-AM/
                Columbus, Ohio) and Messrs. Atsinger and Epperson expiring 2002.

10.05.17.01+    Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/
                Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger,
                Stuart W. Epperson, and Nancy K. Epperson expiring 2002.

10.05.17.02+    Antenna/tower lease between Salem Media of Oregon, Inc.
                (KPDQ-AM/ FM/Raleigh Hills, Oregon and Messrs. Atsinger and
                Epperson expiring 2002.

10.05.18+       Antenna/tower lease between Salem Media of Pennsylvania, Inc.
                (WORD-FM/WPIT-AM/ Pittsburgh, Pennsylvania) and The Atsinger
                Family Trust and Stuart W. Epperson Revocable Living Trust
                expiring 2003.

10.05.19+       Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/
                San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust
                expiring 2007.

10.05.20+       Antenna/tower lease between South Texas Broadcasting, Inc.
                (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and
                Stuart W. Epperson Revocable Living Trust expiring 2005.

10.05.21+       Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/
                Sacramento, California) and The Atsinger Family Trust and Stuart
                W. Epperson Revocable Living Trust expiring 2006.

10.05.22++      Antenna/tower lease between South Texas Broadcasting, Inc.
                (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting
                Company of Houston, LP expiring 2008.

10.05.23++      Antenna/tower lease between Inspiration Media of Texas, Inc.
                (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The
                Stuart W. Epperson Revocable Living Trust expiring 2009.

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
  -------                         -----------------------
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

10.06.10*       Asset Purchase Agreement dated as of April 1, 1999 by and
                between Inspiration Media, Inc. and Sonsinger, Inc. (KKOL-AM,
                Seattle, Washington).

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

10.10*          1999 Stock Incentive Plan.

21.01*          Subsidiaries of Salem.

27.01           Financial Data Schedule

------------------
+ Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Registration Statement on Form S-4 (No. 333-41733) as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.

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

* Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 16, 1999                  SALEM COMMUNICATIONS CORPORATION


                                       By:   /s/ EDWARD G. ATSINGER III
                                           -------------------------------------
                                                 Edward G. Atsinger III
                                           President and Chief Executive Officer


Date: August 16, 1999                             /s/ DIRK GASTALDO
                                           -------------------------------------
                                                      Dirk Gastaldo
                                            Vice President and Chief Financial
                                           Officer (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number              Description
------              -----------
27.01               Financial Data Schedule