Form 10-Q
period 1999-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 1999-11-15
CIK 1050606

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of November 1, 1999, there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

================================================================================

                        SALEM COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
COVER PAGE .......................................................................................................1

INDEX.............................................................................................................2

PART I - FINANCIAL INFORMATION....................................................................................4

         Item 1.  Financial Statements (Unaudited)................................................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................16

PART II - OTHER INFORMATION......................................................................................17

         Item 1.  Legal Proceedings..............................................................................17

         Item 2.  Changes in Securities and Use of Proceeds......................................................17

         Item 3.  Defaults upon Senior Securities................................................................17

         Item 4.  Submission of Matters to a Vote of Security Holders............................................17

         Item 5.  Other Information..............................................................................17

         Item 6.  Exhibits and Reports on Form 8-K...............................................................17

SIGNATURES.......................................................................................................22

EXHIBIT INDEX....................................................................................................23

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

                         PART I - FINANCIAL INFORMATION

                        SALEM COMMUNICATIONS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        SALEM COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            DECEMBER 31   SEPTEMBER 30
                                                                              1998           1999
                                                                            -----------   ------------
                                                                                          (UNAUDITED)
                                  ASSETS

Current assets:
    Cash and cash equivalents ..........................................     $  1,917     $  37,314
    Accounts receivable (less allowance for doubtful accounts of $862 in
    1998 and $1,757 in 1999) ...........................................       14,289        15,045
    Other receivables ..................................................           67           250
    Prepaid expenses ...................................................          658         2,181
    Deferred income taxes ..............................................        2,443         6,052
                                                                             --------     ---------
Total current assets ...................................................       19,374        60,842
Property, plant and equipment, net .....................................       40,749        45,970
Intangible assets, net .................................................      141,776       153,212
Bond issue costs .......................................................        4,657         2,839
Other assets ...........................................................        1,194         2,894
                                                                             --------     ---------
Total assets ...........................................................     $207,750     $ 265,757
                                                                             ========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ..............................     $  2,165     $   2,337
    Accrued compensation and related ...................................        1,613         1,829
    Accrued interest ...................................................        3,968           137
    Deferred subscription revenue ......................................           --         1,305
    Income taxes .......................................................           89           166
    Current portion of long-term debt and capital lease obligations ....           --         3,062
                                                                             --------     ---------
Total current liabilities ..............................................        7,835         8,836
Long-term debt, less current portion ...................................      178,610       100,000
Capital lease obligations, less current portion ........................           --           160
Deferred income taxes ..................................................       11,581        12,785
Other liabilities ......................................................          623         1,622
Stockholders' equity:
    Class A common stock, $.01 par value; authorized 80,000,000 shares;
       issued and outstanding 17,902,392 shares at September 30, 1999 ..          111           179
    Class B common stock, $.01 par value; authorized 20,000,000 shares;
       issued and outstanding 5,553,696 shares .........................           56            56
    Additional paid-in capital .........................................        5,665       147,382
    Retained earnings (deficit) ........................................        3,269        (5,263)
                                                                             --------     ---------
Total stockholders' equity .............................................        9,101       142,354
                                                                             --------     ---------
Total liabilities and stockholders' equity .............................     $207,750     $ 265,757
                                                                             ========     =========

                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30                      SEPTEMBER 30
                                                             ------------------------------      ------------------------------
                                                                 1998               1999               1998             1999
                                                             ------------      ------------      ------------      ------------
Gross broadcasting revenue .............................     $     21,076      $     23,584      $     61,037      $     69,315
Less agency commissions ................................            1,844             2,020             5,401             5,928
                                                             ------------      ------------      ------------      ------------

Net broadcasting revenue ...............................           19,232            21,564            55,636            63,387
Other media revenue ....................................               --             1,536                --             3,951
                                                             ------------      ------------      ------------      ------------
Total revenue ..........................................           19,232            23,100            55,636            67,338

Operating expenses:
    Broadcasting operating expenses ....................           10,171            11,198            30,150            33,547
    Other media operating expenses .....................               --             2,939                --             6,211
    Corporate expenses .................................            1,497             1,967             4,925             6,331
    Stock and related cash grant .......................               --                --                --             2,550
    Depreciation and amortization (including
       $576 for the quarter ended September 30, 1999 and
       $1,556 for the nine months ended September 30,
       1999 for other media businesses) ................            3,497             4,651            10,163            13,507
                                                             ------------      ------------      ------------      ------------
Total operating expenses ...............................           15,165            20,755            45,238            62,146
                                                             ------------      ------------      ------------      ------------

Net operating income ...................................            4,067             2,345            10,398             5,192

Other income (expense):
    Interest income ....................................               68               489               258               538
    Gain (loss) on disposal of assets ..................              270                --              (365)             (197)
    Interest expense ...................................           (3,953)           (2,756)          (11,544)          (11,683)
    Other expense ......................................             (101)             (170)             (306)             (366)
                                                             ------------      ------------      ------------      ------------
Income (loss) before income taxes and extraordinary item              351               (92)           (1,559)           (6,516)
Provision (benefit) for income taxes ...................              167                46              (384)           (1,554)
                                                             ------------      ------------      ------------      ------------
Income (loss) before extraordinary item ................              184              (138)           (1,175)           (4,962)

Extraordinary loss net of income tax benefit ...........               --            (3,570)               --            (3,570)
                                                             ------------      ------------      ------------      ------------
Net income (loss) ......................................     $        184      $     (3,708)     $     (1,175)     $     (8,532)
                                                             ============      ============      ============      ============

Basic and diluted net income (loss) per share before
    extraordinary item .................................     $        .01      $       (.01)     $       (.07)     $       (.26)

Extraordinary loss .....................................               --              (.15)               --              (.19)
                                                             ------------      ------------      ------------      ------------
Basic and diluted net income (loss) per share ..........     $        .01      $       (.16)     $       (.07)     $       (.45)
                                                             ============      ============      ============      ============

Basic and diluted weighted shares outstanding ..........       16,661,088        23,456,088        16,661,088        18,935,978
                                                             ============      ============      ============      ============

                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                      -----------------------
                                                                                        1998           1999
                                                                                      --------      ---------
OPERATING ACTIVITIES
Net loss ........................................................................     $ (1,175)     $  (8,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ...............................................       10,163         13,507
    Amortization of bond issue costs and bank loan fees .........................          430            408
    Deferred income taxes .......................................................         (659)        (3,873)
    Loss on sale of assets ......................................................          365            197
    Loss on early extinguishment of debt ........................................           --          5,556
    Noncash stock grant .........................................................           --          1,688
    Changes in operating assets and liabilities:
       Accounts receivable ......................................................         (877)           258
       Prepaid expenses and other current assets ................................         (236)        (1,170)
       Accounts payable and accrued expenses ....................................       (3,868)        (5,201)
       Deferred subscription revenue ............................................           --             19
       Other liabilities ........................................................          422           (108)
       Income taxes .............................................................         (223)            77
                                                                                      --------      ---------
Net cash provided by operating activities .......................................        4,342          2,826

INVESTING ACTIVITIES
Capital expenditures ............................................................       (5,739)        (5,874)
Deposits on radio station acquisitions ..........................................         (135)          (500)
Purchases of radio stations .....................................................      (33,887)       (11,863)
Purchases of other media businesses .............................................           --         (8,672)
Proceeds from disposal of property, plant and equipment and intangible assets....        1,333             50
Expenditures for tower construction project held for sale .......................           --           (410)
Proceeds from sale of tower construction project ................................           --            914
Other assets ....................................................................        4,755           (305)
                                                                                      --------      ---------
Net cash used in investing activities ...........................................      (33,673)       (26,660)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable to stockholders ......       42,310         18,750
Net proceeds from issuance of common stock ......................................           --        140,097
Payments of long-term debt and notes payable to stockholders ....................      (13,000)       (94,860)
Payments on capital lease obligations ...........................................           --           (172)
Payments of bond issue costs ....................................................         (281)            --
Payment of premium on senior subordinated notes .................................           --         (3,875)
Payment of costs related to bank credit facility ................................           --           (709)
                                                                                      --------      ---------
Net cash provided by financing activities .......................................       29,029         59,231
                                                                                      --------      ---------
Net increase (decrease) in cash and cash equivalents ............................         (302)        35,397
Cash and cash equivalents at beginning of period ................................        1,645          1,917
                                                                                      --------      ---------
Cash and cash equivalents at end of period ......................................     $  1,343      $  37,314
                                                                                      ========      =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest .................................................................     $ 14,817      $  15,076
       Income taxes .............................................................          499            275

                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         Information with respect to the three months and nine months ended September 30, 1999 and 1998 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the our annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.  ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

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

         In April 1999, we purchased KKOL-AM, Seattle-Tacoma, Washington, for $1.4 million from a corporation owned by our principal stockholders. We financed this acquisition primarily by a borrowing under our prior credit facility. Prior to the acquisition, pursuant to a local marketing agreement (LMA) entered into on June 13, 1997, we programmed KKOL-AM and sold all of the airtime. Under that LMA, we retained all of the revenue and incurred all of the expenses. In June 1999, we purchased the real estate at the transmitter site for KKOL-AM for $400,000.

         On June 30, 1999, in connection with our initial public offering, a registration statement on Form S-1 (No. 333-76649) was declared effective by the Securities and Exchange Commission; on June 30, 1999 we filed a second registration statement on Form S-1 (No. 333-82031) which was automatically effective, by which we registered additional securities. Pursuant to these two registration statements, we offered and sold 6,720,000 shares of our Class A common stock at $22.50 per share, generating gross offering proceeds of $151.2 million. All of the shares were sold to an underwriting syndicate. The managing underwriters were Deutsche Banc Alex. Brown, ING Barings and Salomon Smith Barney. After deducting a $9.6 million underwriting discount and $1.5 million in other related expenses, the net proceeds to Salem were $140.1 million.

         In addition, two selling stockholders sold 2,940,000 shares of our Class A common stock (including 1,260,000 shares sold by the stockholders as a result of the exercise by the managing underwriters of their over-allotment option subsequent to the initial offering) to the underwriting syndicate at $22.50 per share raising gross proceeds of $66.2 million. After deducting a $4.2 million underwriting discount, the net proceeds to the selling stockholders were $62.0 million. We did not receive any monies from the sale of shares of our Class A common stock by these selling stockholders.

         The shares of our Class A common stock sold to the underwriting syndicate began trading on the Nasdaq National Market under the symbol "SALM" on July 1, 1999. We received the gross proceeds, less underwriting discount, on July 7, 1999. On that date, we used a portion of the net proceeds to repay all indebtedness ($39.8 million) outstanding under our prior credit facility.

         On July 13, 1999, we used a portion of the net proceeds of the offering to repurchase $50 million principal amount of our 9 1/2% senior subordinated notes, plus a premium of $3.9 million and accrued and unpaid interest.

         On July 23, 1999, we used a portion of the net proceeds to purchase the assets of radio station KCTK-AM, Phoenix, Arizona, for $5 million. KCTK-AM formerly had been known as KGME-AM and KFDJ-AM. We have combined KCTK-AM with KPXQ-AM, another radio station we own and operate in Phoenix, for our internal financial reporting purposes.

         On August 13, 1999, we entered into an LMA for radio station KCBQ-AM, San Diego, California. The LMA began in September 1999. We are programming KCBQ-AM and selling all of the airtime. Under the LMA, we retain all of the revenue and pay for all of the expenses of this radio station. In addition, we pay a monthly fee of $15,000. We also have an option to purchase KCBQ-AM for $5.0 million. If we exercise the option, we would use a portion of the net proceeds to purchase this radio station.

         On August 25, 1999, we used a portion of the net proceeds to purchase the assets of Internet sites AudioCentral.com and ChristianBooks.com for $400,000 cash and $600,000 in non-cash consideration.

         In August 1999, we entered into an agreement to purchase radio stations WNIV-AM and WLTA-AM, Atlanta, Georgia, for $8 million. We anticipate these purchases will close in the first quarter of 2000.

         In September 1999, we entered into agreements to purchase radio stations KAIM-AM, KAIM-FM, KGU-AM and KHNR-AM, Honolulu, Hawaii, in two separate transactions for a total of $3.4 million. We anticipate these purchases will close in December 1999 or January 2000. Pursuant to an LMA, we will program and sell all of the airtime of radio stations KGU-AM and KHNR-AM. The LMA commenced on October 1, 1999. Under the LMA, we retain all of the revenue and pay for all of the expenses of KGU-AM and KHNR-AM.

         On September 13, 1999, we used a portion of the net proceeds to purchase the assets of radio stations WLSY-FM and WRVI-FM, Louisville, Kentucky for $5 million.

         We have invested the remaining net proceeds of the offering in money market funds. The remaining net proceeds are available for general corporate purposes, including acquisitions.

NOTE 3.  SUBSEQUENT EVENTS

         On October 19, 1999, we used a portion of the net proceeds from the offering to purchase the assets of Gospel Media Network, Inc., relating to the audio and video streaming of content on the GospelMedia.com Internet site, for $475,000.

         In October 1999, we entered into an agreement to purchase radio station KJQI-FM, San Rafael, California, for $8 million. We anticipate this purchase will close in January 2000. Pursuant to an LMA, we will program and sell all the airtime of the radio station. We anticipate the LMA will commence in November 1999. Under the LMA, we retain all of the revenue and pay for all of the expenses of the radio station.

         In October 1999, we entered into an agreement to purchase radio station WABS-AM, Arlington, Virginia, for $4.1 million. We anticipate this purchase will close in January or February 2000.

NOTE 4.  BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common stock shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares and when dilutive, common stock share equivalents outstanding. There were no common stock share equivalents outstanding in any of the periods presented and, as such, basic and diluted net income (loss) per share are the same.

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

         We are the largest U.S. radio broadcasting company providing programming targeted at audiences interested in religious and family issues. Our core business is the ownership and operation of radio stations in large metropolitan markets. We operate 49 radio stations, including 36 stations which broadcast to 19 of the top 25 U.S. markets. We also operate Salem Radio Network, a national radio network offering syndicated talk, news and music programming to approximately 1,200 affiliated radio stations. In 1999, we acquired publishing, Internet and information technology businesses that direct their content to persons with interests similar to those of our targeted radio audience.

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

         The performance of a radio broadcasting company, such as Salem, is customarily measured by the ability of its stations to generate broadcast cash flow, EBITDA and after-tax cash flow. We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, and before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define after-tax cash flow as income (loss) before extraordinary items minus gain (loss) on disposal of assets (net of income tax) plus depreciation and amortization. EBITDA and after-tax cash flow for the nine month period ended September 30, 1999 excludes a $2.6 million charge ($1.9 million, net of income tax) for a one-time stock grant concurrent with our initial public offering on June 30, 1999.

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

         In the following discussion of our results of operations, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a "same station" basis. We include in our same station comparisons the results of operations of radio stations and network formats that:

         -    we own or operate for all of both periods;

         - we acquire or begin to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) is in a market in which we already own or operate a radio station or network format and (ii) is integrated with the existing station or network format for our internal financial reporting purposes; or

         - we sell or cease to operate at any time after the beginning of the first relevant comparison period if the station or network format
              (i) was integrated with another station or network format in a market for our internal financial reporting purposes prior to the sale or cessation of operations and (ii) we continue to own or operate the other station or network format following the sale or cessation of operations.

         We include in our same station comparisons the results of operations of our integrated stations and network formats from the date that we acquire or begin to operate them or through the date that we sell or cease to operate them, as the case may be.

         RESULTS OF OPERATIONS

         Net Broadcasting Revenue. Net broadcasting revenue increased $2.4 million or 12.5% to $21.6 million for the quarter ended September 30, 1999 from $19.2 million for the same quarter of the prior year. Net broadcasting revenue increased $7.8 million or 14.0% to $63.4 million for the nine month period ended September 30, 1999 from $55.6 million for the same period of the prior year. The inclusion of revenue from radio stations acquired in 1998 and 1999, partially offset by the loss of revenue from radio stations sold in 1998, provided $600,000 of the increase for the quarter ended September 30, 1999 over the same quarter of the prior year, and $1.9 million of the increase for the nine month period ended September 30, 1999 over the same period of the prior year. For stations and network formats owned and/or operated over the comparable period in 1999 and 1998, net broadcasting revenue improved $1.8 million or 9.6% to $20.6 million for the quarter ended September 30, 1999 from $18.8 million for the same quarter of the prior year, and $5.9 million or 10.8% to $60.7 million for the nine month period ended September 30, 1999 from $54.8 million for the same period in the prior year. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format, increases in program rates and, to a lesser extent, increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 37.0% for the quarter ended September 30, 1999 from 35.2% for the same quarter of the prior year and increased to 36.6% for the nine month period ended September 30, 1999 from 34.8% for the same period in 1998. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 50.1% for the quarter ended September 30, 1999 from 51.4% for the same quarter in 1998 and decreased to 50.3% for the nine month period ended September 30, 1999 from 51.4% for the same period in 1998. This change in our revenue mix is primarily due to our efforts to develop more advertising revenue in all of our markets.

         Other Media Revenue. Other media revenue was $1.5 million for the quarter ended September 30, 1999 and $3.9 million for the nine months ended September 30, 1999, and was generated from the businesses acquired during the first quarter of 1999.

         Broadcasting Operating Expenses. Broadcasting operating expenses increased $1.0 million or 9.8% to $11.2 million for the quarter ended September 30, 1999 from $10.2 million for the same quarter of the prior year. Broadcasting operating expenses increased $3.3 million or 10.9% to $33.5 million for the nine month period ended September 30, 1999 from $30.2 million for the same period of the prior year. The inclusion of expenses from radio stations acquired in 1998 and 1999, partially offset by the exclusion of operating expenses from radio stations sold in 1998, accounted for $100,000 of the increase for the quarter ended September 30, 1999 over the same quarter of the prior year, and $700,000 of the increase for the nine month period ended September 30, 1999 over the same period of the prior year. For stations and network formats owned and/or operated over the comparable periods in 1999 and 1998, broadcasting operating expenses increased $900,000 or 9.1% to $10.8 million for the quarter ended September 30, 1999 from $9.9 million for the same quarter of the prior year and $2.6 million or 8.8% to $32.1 million for the nine month period ended September 30, 1999 from $29.5 million for the same period in the prior year, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

         Other Media Operating Expenses. Other media operating expenses were $2.9 million for the quarter ended September 30, 1999 and $6.2 million for the nine months ended September 30, 1999, and were incurred in the businesses acquired during the first quarter of 1999.

         Broadcast Cash Flow. Broadcast cash flow increased $1.3 million or 14.3% to $10.4 million for the quarter ended September 30, 1999 from $9.1 million for the same quarter of the prior year. Broadcast cash flow increased $4.3 million or 16.9% to $29.8 million for the nine month period ended September 30, 1999 from $25.5 million for the same period of the prior year. The increase is primarily attributable to the improved performance of radio stations acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format. As a percentage of net broadcasting revenue, broadcast cash flow increased to 48.1% for the quarter ended September 30, 1999 from 47.1% for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow increased to 47.0% for the nine month period ended September 30, 1999 from 45.8% for the same period of the prior year. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion from a non-religious format to a religious and family issues format. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. For stations and network formats owned and/or operated over the comparable period in 1999 and 1998, broadcast cash flow improved $1.0 million or 11.2% to $9.9 million in the quarter ended September 30, 1999 from $8.9 million in the same quarter of the prior year, and broadcast cash flow improved $3.3 million or 13.0% to $28.6 million for the nine month period ended September 30, 1999 from $25.3 million for the same period in the prior year.

         Corporate Expenses. Corporate expenses increased $500,000 or 33.3% to $2.0 million in the quarter ended September 30, 1999 from $1.5 million in the same quarter of the prior year. Corporate expenses increased $1.4 million or 28.6% to $6.3 million for the nine month period ended September 30, 1999 from $4.9 million in the same period of the prior year. The increases are primarily due to an increase in bonuses of $300,000 in 1999 as compared to 1998 and to additional overhead costs associated with radio station acquisitions in 1998 and other media acquisitions in 1999.

         EBITDA. EBITDA decreased $600,000 or 7.9% to $7.0 million for the quarter ended September 30, 1999 from $7.6 million for the same quarter of the prior year. EBITDA increased $700,000 or 3.4% to $21.2 million for the nine month period ended September 30, 1999 from $20.6 million for the same period of the prior year. As a percentage of total revenue, EBITDA decreased to 30.3% for the quarter ended September 30, 1999 from 39.6% for the same quarter of the prior year. As a percentage of total revenue, EBITDA decreased to 31.5% for the nine month period ended September 30, 1999 from 37.1% for the same period of the prior year. The decrease is attributable to a negative EBITDA margin on our other media businesses (that is, EBITDA for our other media businesses divided by other media revenue), offset by an improvement in the EBITDA margin on our broadcasting business (that is, EBITDA for our broadcasting business divided by net broadcasting revenue).

         Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million or 34.3% to $4.7 million for the quarter ended September 30, 1999 from $3.5 million for the same quarter in the prior year. Depreciation and amortization expense increased $3.3 million or 32.4% to $13.5 million for the nine month period ended September 30, 1999 from $10.2 million for the same period in the prior year. The increase is primarily due to radio station acquisitions consummated during 1998, and acquisitions of other media businesses in 1999.

         Other Income (Expense). Interest income increased $400,000 for the quarter ended September 30, 1999 compared to the same quarter in the prior year, and increased $200,000 for the nine month period ended September 30, 1999 compared to the same period of the prior year. The increases are primarily due to interest earned on the investment of the net proceeds received from our initial public offering in July 1999. There was no gain (loss) on disposal of assets for the quarter ended September 30, 1999 as compared to a gain on disposal of assets of $270,000 in the same quarter of the prior year. Loss on disposal of assets increased approximately $(200,000) for the nine month period ended September 30, 1999 compared to the same period ended of the prior year. The increase was due to the write off of abandoned assets at one of our radio stations in the second quarter of 1998 offset in part by the gain on the sale of KTSL-FM in the third quarter of 1998. Interest expense decreased $1.3 million or 32.5% to $2.7 million for the quarter ended September 30, 1999 from $4.0 million in the same quarter of the prior year. Interest expense decreased $200,000 or 1.7% to $11.7 million for the nine month period ended September 30, 1999 from $11.5 million for the same period in the prior year. The decreases were primarily due to interest expense associated with $50 million in principal amount of the senior subordinated notes repurchased in July 1999 partially offset by interest expense associated with additional borrowings to fund acquisitions consummated during 1998 and the first and second quarters of 1999.

         Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was 50.0% for the quarter ended September 30, 1999 and (47.6)% for the same quarter of the prior year. Benefit for income taxes as a percentage of loss before income taxes and extraordinary item (that is, the effective tax rate) was (23.8)% for the nine month period ended September 30, 1999 and (24.6)% for the same period of the prior year. For the quarter and nine month period ended September 30, 1999 and 1998 the effective tax rate differs from the federal statutory income tax rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

         Net Income (Loss). We recognized a net loss of $(3.7) million for the quarter ended September 30, 1999, compared to net income of $184,000 for the same quarter of the prior year. We recognized a net loss of $(8.5) million for the nine month period ended September 30, 1999, compared to a net loss of $(1.2) million for the same period of the prior year. Included in the net loss for 1999 is a $3.6 million extraordinary loss, net of income tax benefit, resulting from the premium paid on the repurchase of $50 million principal amount of our senior subordinated notes, the related write-off of a portion of the unamortized bond issue costs, and the write-off of deferred financing costs related to our credit facility.

         After-Tax Cash Flow. After-tax cash flow increased 1.0 million or 28.6% to $4.5 million for the quarter ended September 30, 1999 from $3.5 million for the same quarter of the prior year. After-tax cash flow increased $1.4 million or 15.2% to 10.6 million for the nine month period ended September 30, 1999 from $9.2 million for the same period of the prior year. This increase was offset by negative after-tax cash flow of our other media businesses for the quarter and the nine month period ended September 30, 1999. After-tax cash flow of our broadcasting business increased $2.4 million or 68.6% to $5.9 million for the quarter ended September 30, 1999 from $3.5 million for the same quarter of the prior year. After-tax cash flow of our broadcasting business increased $3.6 million or 39.1% to $12.8 million for the nine month period ended September 30, 1999 from $9.2 million for the same period of the prior year.

         LIQUIDITY AND CAPITAL RESOURCES

         The increase in accounts receivable from December 31, 1998 to September 30, 1999 is due to the inclusion of accounts receivable of other media businesses acquired in 1999. The increase is offset by increased collections in 1999. The increase in prepaid expenses from December 31, 1998 to September 30, 1999 is due to the inclusion of prepaid expenses of other media businesses acquired in 1999 and to the prepayment of annual operating expenses during the nine month period ended September, 1999. Deferred subscription revenue, which was assumed as part of the acquisition of CCM, represents revenue from magazine subscriptions to be earned over a one year period.

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

         At September 30, 1999, we had no amounts outstanding under our credit facility. In July 1999, we paid amounts outstanding of $39.8 million with a portion of the net proceeds of the offering. We amended our credit facility principally to increase our borrowing capacity from $75 million to $150 million, to lower the borrowing rates and to modify current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2006. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2001.

         Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%.

         The maximum amount that we may borrow under our credit facility is limited by our debt to cash flow ratio, adjusted for recent radio station acquisitions (the "Adjusted Debt to Cash Flow Ratio"). The maximum

Adjusted Debt to Cash Flow Ratio allowed under our credit facility is 6.00 to 1 through December 31, 2000. Thereafter, the maximum ratio will decline periodically until January 1, 2004, at which point it will remain at 4.00 to 1 through June 2006. The Adjusted Debt to Cash Flow Ratio at September 30, 1999 was 2.38 to 1, resulting in a borrowing availability of approximately $130.0 million.

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

         As a result of the repurchase of our senior subordinated notes in July 1999, we recorded a non-cash charge of $1.5 million for the write-off of unamortized bond issue costs. This was in addition to the $3.9 million premium paid in connection with this repurchase.

         Net cash provided by operating activities decreased to $2.8 million for the nine month period ended September 30, 1999, compared to $4.3 million for the same period in the prior year, primarily due to a decrease in accounts payable and an increase in prepaid expenses of other media businesses during the nine month period ended September 30, 1999.

         Net cash used in investing activities decreased to $26.7 million for the nine month period ended September 30, 1999, compared to $33.7 million in the same period of the prior year, primarily due to several radio station acquisitions in the third quarter of 1998.

         Net cash provided by financing activities increased to $59.2 million for the nine month period ended September 30, 1999 compared to net cash provided by financing activities of $29.0 million for the same period of the prior year. The increase was primarily due to the net proceeds of the offering offset by the application of the net proceeds to pay off $39.8 million owing under our prior credit facility and the repurchase of $50 million in principal amount of our senior subordinated notes in July 1999.

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

         In early 1998, we began implementing the assessment phase of our plan to address the Y2K issue in each broadcast area and have completed a Y2K assessment phase of our computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems,
(ii) traffic scheduling and billing systems, (iii) accounting and financial reporting systems and (iv) local area networking infrastructure. As part of the assessment phase, we initiated formal communication with all of our key business partners to identify their exposure to the Y2K issue. This assessment targeted potential external risks related to the Y2K issue and is complete. Key business partners include local and national programmers and advertisers, suppliers of communication services, financial institutions and suppliers of utilities. We are not aware of any key business partners with a Y2K issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that key business partners will be Y2K ready. The inability of key business partners to complete their Y2K resolution process in a timely fashion could materially impact us. The effect of non-compliance by key business partners is not determinable.

         Amounts related to the assessment phase are primarily internal costs, are expensed as incurred, and are not material.

         The remediation phase was the next step in our plan to address the Y2K issue. Activities during this phase included the actual repair, replacement or upgrade of our systems based on the findings of the assessment phase. Systems which are Y2K ready include local area networks, digital audio systems and traffic scheduling and billing systems. We have implemented a new accounting and financial reporting system which is Y2K ready. Costs related to this new system of approximately $200,000 are included in capital expenditures.

         The final plan phase, the testing phase, includes the actual testing of the enhanced and upgraded systems. This process includes internal and external user review confirmation, as well as unit testing and integration testing with other system interfaces. The testing schedule began during the second quarter of 1999 and is expected to be completed by the end of November 1999. Based on test results and assessment of outside risks, contingency plans will be developed as determined necessary. We expect to complete such plans in the fourth quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Derivative Instruments. We do not invest, and during the quarter ended September 30, 1999 did not invest, in market risk sensitive instruments.

         Market Risk. Our market risk exposure with respect to financial instruments is to changes in LIBOR and in the "prime rate" in the United States. As of September 30, 1999, we may borrow $130.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%. There were no amounts outstanding under our credit facility as of September 30, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The use of proceeds from the offering is described in Note 2 in the Notes to Financial Statements in Part I above and is hereby incorporated by this reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

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

     4.09*          Specimen of Class A common stock certificate.

      EXHIBIT
       NUMBER                         DESCRIPTION OF EXHIBITS
      -------                         -----------------------
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

    10.03.01+       Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson.

    10.03.02+       First Amendment to Employment Contract, dated April 22,
                    1996, between Salem and Eric H. Halvorson.

    10.03.03+       Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson.

    10.03.04+       Deferred Compensation Agreement, dated November 7, 1991,
                    between Salem and Eric H. Halvorson.

    10.03.05*       Third Amendment to Employment Agreement, entered into May 26,
                    1999, between Salem and Eric Halvorson.

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

    10.05.11.01+    Antenna/tower/studio lease between Pennsylvania Media
                    Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia,
                    Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004.

    10.05.11.02+    Antenna/tower/studio lease between Pennsylvania Media
                    Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia,
                    Pennsylvania) and The Atsinger Family Trust and Stuart W.
                    Epperson Revocable Living Trust expiring 2004.

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

    10.05.15+       Antenna/tower lease between Salem Media of Colorado, Inc.
                    (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and
                    Epperson expiring 2006.

    10.05.16+       Antenna/tower lease between Salem Media of Ohio, Inc.
                    (WRFD-AM/Columbus, Ohio) and Messrs. Atsinger and Epperson
                    expiring 2002.

    10.05.17.01+    Studio Lease between Salem Media of Oregon, Inc.
                    (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III,
                    Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson
                    expiring 2002.

    10.05.17.02+    Antenna/tower lease between Salem Media of Oregon, Inc.
                    (KPDQ-AM/FM/Raleigh Hills, Oregon and Messrs. Atsinger and
                    Epperson expiring 2002.

    10.05.18+       Antenna/tower lease between Salem Media of Pennsylvania,
                    Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The
                    Atsinger Family Trust and Stuart W. Epperson Revocable
                    Living Trust expiring 2003.

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

 * Incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-76649) as amended, as declared, effective by the Securities and Exchange Commission on June 30, 1999.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1999          SALEM COMMUNICATIONS CORPORATION


                                  By:    /s/ EDWARD G. ATSINGER III
                                     ------------------------------------
                                            Edward G. Atsinger III
                                      President and Chief Executive Officer


Date:  November 15, 1999

                                   By:       /s/ DIRK GASTALDO
                                      -----------------------------------
                                              Dirk Gastaldo
                                     Vice President and Chief Financial Officer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER                     DESCRIPTION OF EXHIBITS
-------                     -----------------------
27.01         Financial Data Schedule