Form 10-K
period 1999-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2000-03-30
CIK 1050606

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _________________ TO _______________


                        COMMISSION FILE NUMBER 333-41733


                        SALEM COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             77-0121400
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

     4880 SANTA ROSA ROAD, SUITE 300
          CAMARILLO, CALIFORNIA                                   93012
----------------------------------------                  ----------------------
(Address of Principal Executive Offices)                        (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Securities registered pursuant to
Section 12(b) of the Act:                                 None

Securities registered pursuant
to Section 12(g) of the Act:               Class A common stock, $0.01 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting common stock held by non-affiliates of the registrant based upon the average bid and asked price of its Class A common stock, on March 23, 2000, on the Nasdaq National Market System was approximately $119,950,933.

         As of March 23, 2000 there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held May 24, 2000 are incorporated by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page
                                                                           ----
Item 1.  Business..........................................................3

Item 2.  Properties........................................................10

Item 3.  Legal Proceedings.................................................11

Item 4.  Submission of Matters to a Vote of Security Holders...............11

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters...............................................12

Item 6.  Selected Consolidated Financial Information.......................13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................15

Item 7A  Quantitative and Qualitative Disclosures About Market Risk........25

Item 8.  Financial Statements and Supplementary Data.......................25

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................25

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................26

Item 11. Executive Compensation............................................26

Item 12. Security Ownership of Certain Beneficial Owners and Management....27

Item 13. Certain Relationships and Related Transactions....................27

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...27

         Signatures........................................................32

         Financial Statements..............................................F-1

         Schedule II -- Valuation and Qualifying Accounts..................S-1

         Index to Exhibits.................................................E-1

                                     PART I

ITEM 1.  BUSINESS.

         From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation ("Salem" or the "company") makes "forward-looking statements" within the meaning of Federal and state securities laws. Disclosures that use words such as the company "believes," "anticipates," "expects," "may" or "plans" and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company's current expectations and are based upon data available to the company at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations; the risks and uncertainties, include but are not limited to, Salem's ability to successfully integrate acquisitions into its organization, competition in the radio broadcast industry and from new media technologies, and adverse economic conditions, as well as other risks and uncertainties detailed from time to time in Salem's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act").

         All metropolitan statistical area ("MSA") rank information used in this report is from the Fall 1999 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company, excluding the Commonwealth of Puerto Rico. According to the Radio Market Survey, the population estimates used were based upon 1990 U.S. Bureau Census estimates updated and projected to January, 2000 by Market Statistics, based on the data from Sales & Marketing Management's 1998 Survey of Buying Power. Information regarding the number of radio stations in the United States featuring religious talk and music formats, the number of stations featuring religious formats and the size of the listening audience for religious programming have been obtained from the 1999 Broadcasting & Cable Yearbook, The M Street Journal (November 18, 1998) and Religion & Media Quarterly (July 1997).

GENERAL

         We are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 25 years, is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own or operate 70 radio stations, including 52 stations which broadcast to 21 of the top 25 markets. We also operate Salem Radio Network(R), a national radio network offering syndicated talk, news and music programming to over 1,300 affiliated radio stations, after completing our pending transactions.

         Our primary strategy has been, and will continue to be, to acquire and operate radio stations in large metropolitan markets. Traditionally, we have programmed acquired stations with our primary format, talk programming with religious and family themes. This format generally features nationally syndicated and local programs produced by organizations that purchase block program time on our radio stations. We have expanded our acquisition strategy in recent years by acquiring additional radio stations in markets in which we already have a presence. We program these radio stations to feature news/talk and music formats. Salem Radio Network(R) supports our strategy by enabling us to offer a variety of program content on newly acquired radio stations in both new and existing markets.

         Our founders, our current CEO and chairman, are career radio broadcasters who have owned and operated radio stations for the last 25 years. As Salem has grown, we have recruited managers with strong radio backgrounds and a commitment to our format. Our senior managers have an average of 25 years of industry experience and 10 years with Salem. Our management has a track record of successfully identifying, acquiring and operating new radio stations.

         We continue to seek new ways to expand and integrate our distribution and content capabilities. We have acquired magazine, Internet and software businesses that direct their content to persons with interests that are similar to those of our primary radio audience. We will continue to opportunistically pursue acquisitions of new media and other businesses that serve our audience. We plan to use these businesses, together with our radio stations and network, to attract and retain a larger audience and customer base.

         Salem Communications Corporation was formed in 1986, as a California corporation, in connection with a combination of most of the radio station holdings of Edward G. Atsinger III and Stuart W. Epperson. Initially, Messrs. Atsinger and Epperson each owned fifty-percent of Salem Communications Corporation-California. New Inspiration Broadcasting Company, Inc., the licensee of KKLA-FM, Los Angeles, and Golden Gate Broadcasting Company, Inc., the licensee of KFAX-AM, San Francisco, were owned by the principal shareholders and Mr. Epperson's wife, Nancy A. Epperson. New Inspiration and Golden Gate were both "S corporations," as that term is defined in the Internal Revenue Code of 1986, as amended. In August 1997, Salem Communications Corporation-California, New Inspiration and Golden Gate effected a reorganization pursuant to which New Inspiration and Golden Gate became wholly-owned subsidiaries of Salem Communications Corporation-California. The S corporation status of each of New Inspiration and Golden Gate was terminated in the reorganization. In 1999 the company was reincorporated in Delaware.

DEVELOPMENT OF THE BUSINESS

         In 1999, we completed the purchase of the following radio stations:

                                                                     PURCHASE
         DATE              MARKET          STATION   MSA RANK(1)      PRICE
         ----         -----------------    -------   -----------   -------------
         April        Seattle-Tacoma,WA    KKOL-AM       13        $1,750,000(2)
         July         Phoenix,AZ           KPXQ-AM(3)    15        $5,000,000
         September    Louisville,KY        WLSY-FM       52        $5,000,000(4)
                                           WRVI-FM

         In 1999, we completed the purchase of the following other media businesses:

                                                                    PURCHASE
          DATE                      ENTITY                            PRICE
         -------       --------------------------------           -----------
         January       OnePlace                                   $ 6,150,000
         January       CCM Communications, Inc.                     1,886,000
         March         Christian Research Report                      300,000
         August        AudioCentral                                 1,000,000
         October       Gospel Media Network, Inc.                     475,000
         November      Involved Christian Radio Network             3,000,000
                                                                  -----------
                                                                  $12,811,000
                                                                  ===========


------------
(1) "MSA" means metropolitan statistical area.

(2) Acquired from Sonsinger, Inc., a corporation owned by Messrs. Atsinger and Epperson.

(3) KPXQ-AM formerly had been known as KCTK-AM, KGME-AM and KFDJ-AM.

(4) Combined purchase price for WLSY-FM and WRVI-FM.

RADIO STATIONS

         After completing our pending transactions, we will own and operate 70 radio stations in 32 markets. The following table sets forth information about each of Salem's stations in order of market size:

                                      MSA         STATION
MARKET(1)                           RANK(2)     CALL LETTERS     YEAR ACQUIRED
---------                           -------     ------------     -------------
New York, NY(3)..................      1           WMCA-AM            1989
                                                   WWDJ-AM            1994
Los Angeles, CA..................      2           KKLA-FM            1985
                                                   KIEV-AM            1998
                                                   KLTX-AM            1986
                                                   KEZY-AM             (4)
                                                   KXMX-FM             (4)
Chicago, IL......................      3           WYLL-FM            1990
San Francisco, CA................      4           KFAX-AM            1984
                                                   KJQI-FM            2000
Philadelphia, PA.................      5           WFIL-AM            1993
                                                   WZZD-AM            1994
Dallas-Ft. Worth, TX.............      6           KWRD-FM            1996
                                                   KSKY-AM             (5)
                                                   KDGE-FM             (4)
Boston, MA.......................      8           WEZE-AM            1997
Washington, D.C..................      9           WAVA-FM            1992
                                                   WABS-AM            2000
Houston-Galveston, TX............     10           KKHT-FM            1995
                                                   KENR-AM            1995
                                                   KTEK-AM            1998
Atlanta, GA......................     11           WNIV-AM            2000
                                                   WLTA-AM            2000
                                                   WGKA-AM             (6)
Seattle-Tacoma, WA...............     13           KGNW-AM            1985
                                                   KLFE-AM            1994
                                                   KKOL-AM            1999
                                                   KAZJ-AM            1999
                                                   KKMO-AM            1998
San Diego, CA....................     14           KPRZ-AM            1986
                                                   KCBQ-AM             (7)
Phoenix, AZ......................     15           KCTK-AM            1996
                                                   KPXQ-AM            1999
Minneapolis-St. Paul, MN.........     16           KKMS-AM            1996
                                                   KYCR-AM            1998
Baltimore, MD....................     19           WITH-AM(8)         1997
Pittsburgh, PA...................     21           WORD-FM            1993
                                                   WPIT-AM            1993
Denver-Boulder, CO...............     22           KRKS-FM            1993
                                                   KRKS-AM            1994
                                                   KBJD-AM            1999
                                                   KNUS-AM            1996
                                                   KALC-FM             (4)

                                      MSA         STATION
MARKET(1)                           RANK(2)     CALL LETTERS     YEAR ACQUIRED
---------                           -------     ------------     -------------
Cleveland, OH....................     23            WHK-AM            1997
                                                   WCCD-AM            1997
                                                   WRMR-AM             (4)
                                                   WKNR-AM             (4)
Portland, OR.....................     24           KPDQ-FM            1986
                                                   KPDQ-AM            1986
Cincinnati, OH...................     25           WTSJ-AM            1997
                                                   WBOB-AM             (4)
                                                   WYGY-FM             (4)
Riverside-San Bernardino, CA.....     27           KLTH-AM(9)         1986
Sacramento, CA...................     28           KFIA-AM            1995
                                                   KTKZ-AM            1997
San Antonio, TX..................     31           KSLR-AM            1994
Columbus, OH.....................     33           WRFD-AM            1982
Nashville, TN....................     42           WBOZ-FM            (10)
                                                   WVRY-FM            (10)
Louisville, KY...................     52           WLSY-FM            1999
                                                   WRVI-FM            1999
Honolulu, HI.....................     59           KAIM-AM            2000
                                                   KAIM-FM            2000
                                                    KGU-AM            2000
                                                   KHNR-AM            2000
Akron, OH........................     67           WHLO-AM            1997
Colorado Springs, CO.............     93           KGFT-FM            1996
                                                   KBIQ-FM            1996
                                                   KPRZ-FM            1996(5)
Oxnard, CA.......................    107           KDAR-FM            1974
Canton, OH.......................    122            WHK-FM(11)        1997

------------------
 (1)  Actual city of license may differ from metropolitan market served.

 (2) "MSA" means metropolitan statistical area. We have obtained all Metro Survey rank information used in this report from the Fall 1999 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company, excluding the Commonwealth of Puerto Rico. According to the Radio Market Survey, the population estimates used were based upon 1990 U.S. Bureau Census estimates updated and projected to January 1, 2000 by Market Statistics, based on the data from Sales & Marketing Management's 1998 Survey of Buyer Power.

 (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

 (4) A contract to acquire KEZY-AM, KXMX-FM, KDGE-FM, KALC-FM, WRMR-AM, WKNR-AM, WBOB-AM and WYGY-FM for $185.6 million has been signed and regulatory approval of the acquisition is pending.

 (5) A contract to exchange Salem's station KPRZ-AM and $7.5 million for KSKY-AM has been signed and FCC approval of the transaction is pending.

 (6) A contract to acquire WGKA-AM for $8.0 million has been signed. The FCC has approved the acquisition.

 (7) The company operates KCBQ-AM under a local marketing agreement. The company has an option to purchase this station.

 (8)  WITH-AM is simulcast with WAVA-FM, Washington, D.C.

 (9)  KLTH-AM is simulcast with KLTX-AM, Los Angeles.

(10) A contract to acquire 100% of the stock of Reach Satellite Network, Inc., licensee of radio stations WBOZ-FM and WVRY-FM, for $3.1 million has been signed. The FCC has approved the acquisition.

(11)  WHK-FM is simulcast with WHK-AM, Cleveland.

         PROGRAM REVENUE. For the year ended December 31, 1999, we derived 32.9% and 16.6% of our gross revenue, or $31.3 million and $15.8 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We have been successful in assisting quality local programs to expand into national syndication.

         ADVERTISING REVENUE. For the year ended December 31, 1999, we derived 31.2% of our gross revenue, or $29.7 million from the sale of local spot advertising and 6.1% of our gross revenue, or $5.9 million from the sale of national spot advertising.

         OPERATIONS. Each of the radio markets in which we have a presence has a general manager who is responsible for day-to-day operations, local spot advertising sales and, where applicable, local program sales for all of our stations in the market. We pay our general managers a base salary plus a percentage of the respective station's net operating income. For each station we also have a staff of full and part-time engineering, programming and sales personnel. We pay our sales staff on a commission basis.

         We have decentralized our operations in response to the rapid growth we have experienced in recent years. Our operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. Our operations vice presidents are experienced radio broadcasters with expertise in sales, programming and production. We will continue to rely on this strategy of decentralization and encourage operations vice presidents to apply innovative techniques to the operations they oversee which, if successful, can be implemented in our other stations.

         Our corporate headquarters personnel oversee the placement and rate negotiation for all nationally syndicated programs. Centralized oversight of this component of company revenue is necessary because our key program customers purchase time in many of our markets. Corporate headquarters personnel also are responsible for centralized reporting and financial functions, benefits administration, engineering oversight and other support functions designed to provide resources to local management.

         We believe that the listening audiences for our radio stations formatted with our primary format, which provide the financial support for program producers purchasing time on these stations, are responsive to affinity advertisers that promote products targeted to audiences interested in religious and family issues and are receptive to direct response appeals such as those offered through infomercials. All of such stations have affinity advertising customers in their respective markets. Local church groups and many community organizations such as rescue missions and family crisis support services can often effectively reach their natural constituencies by advertising on religious format stations. Advertising is also purchased by local and nationally affiliated religious bookstores, publishers specializing in inspirational and religious literature and other businesses that desire to specifically target audiences interested in religious and family issues. Our stations generate spot advertising revenue from general market advertisers, including automobile dealers, Internet companies and grocery store chains.

SALEM RADIO NETWORK(R)

         In 1993, we established Salem Radio Network(R) in connection with our acquisition of certain assets of the former CBN Radio Network. Establishment of Salem Radio Network(R) was a part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. Salem Radio Network(R) which is headquartered in Dallas, develops, produces and syndicates a broad range of programming specifically targeted to religious and family issues talk and music stations as well as general market news/talk stations. Currently, we have rights to eight full-time satellite channels and all Salem Radio Network(R) product is delivered to affiliates via satellite.

         After completing our pending transactions, Salem Radio Network(R) will have more than 1,300 affiliate stations, including our owned and operated stations, that broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. Network operations also include commission revenue of Salem Radio Representatives from unaffiliated customers and an allocation of operating expenses estimated to relate to such commissions. Salem Radio Representatives, a wholly owned subsidiary of Salem, sells all national commercial advertising placed on Salem Radio Network's commercial affiliate radio stations. Salem Radio Network's gross revenue for the year ended December 31, 1999 was $2.4 million. Salem Radio Network(R) incurred a net operating loss of $0.8 million for the year ended December 31, 1999.

         SALEM RADIO REPRESENTATIVES. We established Salem Radio Representatives in 1992 as a sales representation company specializing in placing national advertising on religious format radio stations. Salem Radio Network(R) has an exclusive relationship with Salem Radio Representatives for the sale of available Salem Radio Network(R) spot advertising. Salem Radio Representatives receives a commission on all Salem Radio Network(R) sales. Salem Radio Representatives also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.

OTHER MEDIA

         INTERNET. In January 1999, we purchased the assets of OnePlace, LLC for $6.2 million. OnePlace provides Christian supply catalogs in print and online, church management software and support, and Internet c-commerce and web site development services.

         PUBLISHING. In January 1999, we purchased CCM Communications, Inc.
for $1.9 million. CCM, based in Nashville, Tennessee, has published magazines since 1978 which follow the contemporary Christian music industry. CCM's flagship publication, CCM Magazine(R), is a monthly music magazine offering interviews with artists, issue-oriented features, album reviews and concert schedules. Through CCM's trade publications, we are uniquely positioned to track contemporary Christian music audience trends.

         SATELLITE RADIO. In August 1998 we expanded our reach by entering into an exclusive agreement with XM Satellite Radio, Inc. to develop, produce, supply and market religious and family issues audio programming which will be distributed by a subscriber-based satellite digital audio radio service. XM Satellite Radio, Inc. is one of two FCC licensees for this service (which is expected to commence in the year 2001) and it will have the capability of providing up to 100 channels of audio programming. We have agreed to provide religious and family issues talk programming on one channel and youth and adult religious music programming on two additional channels.

COMPETITION

         RADIO. The radio broadcasting industry, including the religious and family issues format segment of this industry, is a highly competitive business. The financial success of each of our radio stations that features the religious and family issues format is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and noncommercial radio station licensees. While no group owner in the United States specializing in the religious format approaches Salem in size of potential listening audience and presence in major markets, religious format stations exist and enjoy varying degrees of prominence and success in all markets.

         We also compete for revenue in the spot advertising market with other commercial religious format and general format radio station licensees. We compete in the spot advertising market with other media as well, including broadcast television, cable television, newspapers, magazines, direct mail and billboard advertising.

         Competition may also come from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, the Internet, personal communications services and the authorization by the FCC of a new service of low powered, limited coverage FM radio stations. Digital audio broadcasting may deliver multiformat digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc.

         The delivery of live and stored audio programming through the Internet has also created new competition. In addition, the anticipated commencement of satellite delivered digital audio radio services, which are intended to deliver multiple audio programming formats to local and national audiences, may create additional competition. We have attempted to address these existing and potential competitive threats through our Internet acquisition and through our exclusive arrangement to provide religious and family issues talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

         NETWORK. Salem Radio Network(R) competes with other commercial radio networks that offer news and talk programming to religious and general format stations and two noncommercial networks that offer religious music formats. Salem Radio Network(R) also competes with other radio networks for the services of talk show personalities.

         OTHER MEDIA. Our magazines compete for readers and advertisers with other publications that follow the religious music industry and publications that address issues of interest to church leadership. Our Internet business competes with other companies that deliver on-line audio programming and with web sites that offer content and e-commerce capabilities, such as Amazon.com, whose product offerings include religious books and music.

EMPLOYEES

         At March 1, 2000, Salem employed 665 full-time and 320 part-time employees. None of Salem's employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES.

         The types of properties required to support our radio stations include offices, studios and tower and antenna sites. A station's studios are generally housed with its office in a downtown or business district. We generally select our tower and antenna sites to provide maximum market coverage. Our network operations are supported by offices and studios from which its programming originates or is relayed from a remote point of origination. The operations of our other media businesses are supported by office facilities.

         Our radio stations' studios and offices, our network's operations, the operations of our other media businesses and our corporate headquarters are located in leased facilities. Our network leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We do not anticipate difficulties in renewing those leases that expire within the next several years or in obtaining other lease arrangements, if necessary.

         We lease certain property from the principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. See "Certain Relationships and Related Transactions." All such leases have cost of living adjustments. Based upon our management's assessment and analysis of local market conditions for comparable properties, we believe such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

         No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3.  LEGAL PROCEEDINGS.

         We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our consolidated financial condition or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 25, 1999, at a special telephonic meeting, the security holders of the company gave their unanimous consent to re-elect as directors of the company Edward G. Atsinger III, Stuart W. Epperson, Eric H. Halvorson, Richard
A. Riddle, Roland S. Hinz, and to elect two new directors, Joseph S. Schuchert and Donald P. Hodel, as well as to adopt and approve the company's 1999 stock incentive plan.

         On April 16, 1999, at a special telephonic meeting, the security holders of the company gave their unanimous consent to the adoption of an amended and restated certificate of incorporation as of March 31, 1999, its further amendment by an amended and restated certificate of incorporation filed with the Delaware Secretary of State on May 19, 1999 and the initial public offering of Class A common stock.

         No other matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Class A common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ-NMS") under the symbol SALM. At March 23, 2000, the Company had approximately 25 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 17,902,392 outstanding shares of Class A common stock and 5,553,696 outstanding shares of Class B common stock. The following table sets forth for the fiscal quarters indicates the range of high and low bid information per share of the Class A common stock of the Company as reported on the NASDAQ-NMS since July 1, 1999, the date the Company's Class A common stock first became publicly traded.

                                                   1999
                                     -------------------------------
                                     4TH QUARTER         3RD QUARTER
                                     -----------         -----------
        High....................        30                  31 1/8
        Low.....................        16 1/8              21 3/8

         There is no established public trading market for the Company's Class B common stock.

DIVIDEND POLICY

         No cash dividends were declared for any class of common equity in the last two fiscal years. The company intends to retain future earnings for use in its business and does not anticipate declaring or paying any dividends on shares of the company's Class A or Class B common stock in the foreseeable future. Further, the company's board of directors will make any determinations to declare and pay dividends in light of the company's earnings, financial position, capital requirements, agreements for our outstanding debt and such other factors as the board of directors deems relevant.

         The company's sole source of cash from which to make dividend payments will be dividends paid to the company or payments made to the company by its subsidiaries. The ability of the subsidiaries to make such payments may be restricted by applicable state laws or terms of agreements to which they are or may become a party.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

         Salem's selected historical statement of operations and balance sheet data presented below as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of Salem. The consolidated financial statements as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999, and the independent auditors' report thereon, are included elsewhere in this report. Salem's financial results are not comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. The selected consolidated financial information below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                     YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                1995           1996           1997           1998           1999
                                              --------       --------       --------       --------       --------
                                                                     (DOLLARS IN THOUSANDS)
                                                               (EXCEPT PER SHARE DATA AND RATIOS)
Statement of Operations Data:
Net broadcasting revenue ................   $   48,168     $   59,010     $   67,912     $   77,891     $   87,122
Other media revenue .....................           --             --             --             --          6,424
                                            ----------     ----------     ----------     ----------     ----------
Total revenue ...........................       48,168         59,010         67,912         77,891         93,546

Operating expenses:
  Broadcasting operating expenses .......       27,527         33,463         39,626         42,526         46,291
  Other media operating expenses ........           --             --             --             --          9,985
  Corporate expenses ....................        3,799          4,663          6,210          7,395          8,507
  Stock and related cash grant...........           --             --             --             --          2,550
  Tax reimbursements to S corporation
   shareholders(1) ......................        2,057          2,038          1,780             --             --
  Depreciation and amortization .........        7,884          8,394         12,803         14,058         18,233
                                            ----------     ----------     ----------     ----------     ----------
Total operating expenses ................       41,267         48,558         60,419         63,979         85,566
                                            ----------     ----------     ----------     ----------     ----------
  Net operating income ..................        6,901         10,452          7,493         13,912          7,980

Other income (expense):
  Interest income .......................          319            523            230            291          1,005
  Gain (loss) on disposal of assets .....           (7)        16,064          4,285            236           (219)
  Interest expense ......................       (6,646)        (7,361)       (12,706)       (15,941)       (14,219)
  Other expense .........................         (255)          (270)          (389)          (422)          (633)
                                            ----------     ----------     ----------     ----------     ----------
Total other income (expense) ............       (6,589)         8,956         (8,580)       (15,836)       (14,066)
Income (loss) before income taxes
  and extraordinary item ................          312         19,408         (1,087)        (1,924)        (6,086)
Provision (benefit) for income taxes ....         (204)         6,655            106           (343)        (1,611)
                                            ----------     ----------     ----------     ----------     ----------
Income (loss) before extraordinary item .          516         12,753         (1,193)        (1,581)        (4,475)
Extraordinary loss(2) ...................         (394)            --         (1,185)            --         (3,570)
                                            ----------     ----------     ----------     ----------     ----------
Net income (loss) .......................   $      122     $   12,753     $   (2,378)    $   (1,581)    $   (8,045)
                                            ==========     ==========     ==========     ==========     ==========
Pro forma net income (loss)(1) ..........   $    1,024     $   12,838     $     (770)
                                            ==========     ==========     ==========
Basic and diluted income (loss) per
 share before extraordinary item ........   $     0.03     $     0.77     $    (0.07)    $    (0.09)    $    (0.22)
                                            ==========     ==========     ==========     ==========     ==========
Basic and diluted net income (loss)
 per share(3) ...........................   $     0.01     $     0.77     $    (0.14)    $    (0.09)    $    (0.40)
                                            ==========     ==========     ==========     ==========     ==========
Pro forma basic and diluted income
 (loss) per share before extraordinary
 item ...................................   $     0.09     $     0.77     $     0.02
                                            ==========     ==========     ==========
Pro forma basic and diluted net income
 (loss) per share .......................   $     0.06     $     0.77     $    (0.05)
                                            ==========     ==========     ==========
Basic and diluted weighted average
 shares outstanding(3) ..................   16,661,088     16,661,088     16,661,088     16,661,088     20,066,006
                                            ==========     ==========     ==========     ==========     ==========
Other Data:
Broadcast cash flow(4) ..................   $   20,641     $   25,547     $   28,286     $   35,365     $   40,831
Broadcast cash flow margin(5) ...........         42.9%          43.3%          41.7%          45.4%          46.9%
EBITDA(4) ...............................   $   16,842     $   20,884     $   22,076     $   27,970     $   28,763
After-tax cash flow(4) ..................        9,306         11,594         10,647         12,335         15,809
Cash flows related to:
  Operating activities ..................   $    7,681     $   10,495     $    7,314     $   11,015     $    8,204
  Investing activities ..................      (27,681)       (18,923)       (26,326)       (31,762)       (35,159)
  Financing activities ..................       19,227          9,383         18,695         21,019         59,162

                                                                         DECEMBER 31,
                                                 ------------------------------------------------------------
                                                  1995        1996          1997         1998         1999
                                                 --------     --------     --------     ---------    --------
Balance Sheet Data:
Cash and cash equivalents ..................     $  1,007     $  1,962     $  1,645     $  1,917     $ 34,124
Total assets ...............................      104,817      159,185      184,813      207,750      264,364
Long-term debt, less current portion .......       81,020      121,790      154,500      178,610      100,087
Stockholders' equity .......................       13,282       20,354       10,682        9,101      142,839

--------------

(1) Tax reimbursements to S corporation shareholders represent the income tax liabilities of our principal stockholders created by the income of New Inspiration and Golden Gate, which were both S corporations prior to our August 1997 reorganization. Pro forma net income (loss) excludes tax reimbursements to S corporation shareholders and includes a pro forma tax provision at an estimated combined federal and state income tax rate of 40% as if the reorganization had occurred at the beginning of each period presented. In August 1997, New Inspiration and Golden Gate became wholly-owned subsidiaries of Salem. From this date, pretax income of New Inspiration and Golden Gate is included in our computation of the income tax provision included in our consolidated statements of operations. See notes 1 and 7 to our consolidated financial statements.

    The following table reflects the pro forma adjustments to historical net income for the periods prior to and including our August 1997 reorganization:

                                                                      1995     1996      1997
                                                                     ------   -------   -------
    Pro Forma Information:
    Income (loss) before income taxes and extraordinary item
     as reported above ...........................................   $  312   $19,408   $(1,087)
    Add back tax reimbursements to S corporation shareholders ....    2,057     2,038     1,780
                                                                     ------   -------   -------
    Pro forma income (loss) before income taxes and
     extraordinary item ..........................................    2,369    21,446       693
    Pro forma provision (benefit) for income taxes ...............      951     8,608       278
                                                                     ------   -------   -------
    Pro forma income (loss) before extraordinary item ............    1,418    12,838       415
    Extraordinary loss ...........................................     (394)       --    (1,185)
                                                                     ------   -------   -------
    Pro forma net income (loss) ..................................   $1,024   $12,838   $  (770)
                                                                     ======   =======   =======

(2) The extraordinary loss in each of 1995, 1997 and 1999 relates to the write-off of deferred financing costs and termination fees related to the repayment of long-term debt. See note 5 to our consolidated financial statements.

(3) See note 1 to our consolidated financial statements.

(4) We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define after-tax cash flow as income (loss) before extraordinary item minus gain (loss) on disposal of assets (net of income tax) plus depreciation and amortization. EBITDA and after-tax cash flow for the year ended December 31, 1999 excludes a $2.6 million charge ($1.9 million, net of income tax) for a one-time stock grant concurrent with our initial public offering. For periods prior to 1998, broadcast cash flow and EBITDA are calculated using net operating income before tax reimbursements to S corporation shareholders. For periods prior to 1998, after-tax cash flow excludes reimbursements to S corporation shareholders and includes a pro forma tax provision at an estimated combined federal and state income tax rate of 40% as if the reorganization had occurred at the beginning of each period presented.

    Although broadcast cash flow, EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally accepted accounting principles, we believe that they are useful because they are measures widely used in the radio broadcast industry to evaluate a radio company's operating performance. However, you should not consider broadcast cash flow, EBITDA and after-tax cash flow in isolation or as substitutes for net income, cash flows from operating activities and other statement of operations or cash flows data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability. These measures are not necessarily comparable to similarly titled measures employed by other companies.

(5) Broadcast cash flow margin is broadcast cash flow as a percentage of net broadcasting revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. See note 2 to our consolidated financial statements.

         Historically, the principal sources of our revenue have been:

         - the sale of block program time, both to national and local program producers,

         - the sale of advertising time on our radio stations, both to national and local advertisers, and

         - the sale of advertising time on our national radio network.

         In 1999, we expanded our sources of revenue and product offerings with the acquisition of other media businesses.

         The following table shows gross broadcasting revenue, the percentage of gross broadcasting revenue for each broadcasting revenue source and net broadcasting revenue.

                                                  YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------
                                        1997                1998                1999
                                  ----------------    ----------------    -----------------
                                                       (DOLLARS IN THOUSANDS)
Block program time:
  National..................      $27,664     37.0%   $29,506     34.5%   $31,317      32.9%
  Local.....................       11,392     15.2     13,389     15.7     15,816      16.6
                                  -------    -----    -------    -----    -------     -----
                                   39,056     52.2     42,895     50.2     47,133      49.5
Advertising:
  National..................        3,621      4.8      4,458      5.2      5,855       6.1
  Local.....................       21,143     28.3     26,106     30.6     29,686      31.2
                                  -------    -----    -------    -----    -------     -----
                                   24,764     33.1     30,564     35.8     35,541      37.3
Infomercials................        3,819      5.1      4,121      4.8      3,764       4.0
Salem Radio Network.........        6,186      8.3      6,053      7.1      6,983       7.3
Other.......................        1,005      1.3      1,778      2.1      1,856       1.9
                                  -------    -----    -------    -----    -------     -----
Gross broadcasting revenue..       74,830    100.0%    85,411    100.0%    95,277     100.0%
                                             =====               =====                =====
Less agency commissions.....        6,918               7,520               8,155
                                  -------             -------             -------
Net broadcasting revenue....      $67,912             $77,891             $87,122
                                  =======             =======             =======

         Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and network charge. The rates for block program time are based upon our stations' ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations' and network's ability to produce results for its advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. See "Business - Radio Stations." Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

         Our cash flow is affected by a transition period experienced by radio stations we have acquired when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial or advisable to change its format.

This transition period is when we develop a radio station's customer and listener base. During this period, a station will typically generate negative or insignificant cash flow.

         In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 1999, we sold 92% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

         OnePlace earns its revenue from the (1) sales of and advertising in print and online catalogs, (2) sales of software and software support contracts, (3) sales of products, services and banner advertising on the Internet, and (4) sales of web site development services. CCM earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as "other media" on our condensed consolidated statements of operations.

         Our consolidated statements of operations for periods prior to 1998 have included an operating expense called "tax reimbursements to S corporation shareholders." These amounts represent the income tax liabilities of our principal stockholders created by the income of New Inspiration and Golden Gate, which were both S corporations prior to our August 1997 reorganization. We consider the nature of this operating expense to be essentially equivalent to an income tax provision. In August 1997, New Inspiration and Golden Gate became wholly-owned subsidiaries of Salem. From this date, pretax income of New Inspiration and Golden Gate is included in our consolidated income tax return and in our computation of the income tax provision included in our consolidated statements of operations.

         The performance of a radio broadcasting company, such as Salem, is customarily measured by the ability of its stations to generate broadcast cash flow and EBITDA. We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define after-tax cash flow as income (loss) before extraordinary item minus gain (loss) on disposal of assets (net of income tax) plus depreciation and amortization. EBITDA and after-tax cash flow for the year ended December 31, 1999 excludes a $2.6 million charge ($1.9 million, net of income tax) for a one-time stock grant concurrent with our initial public offering on June 30, 1999. For periods prior to 1998, broadcast cash flow and EBITDA are calculated using net operating income before tax reimbursements to S corporation shareholders. For periods prior to 1998, after-tax cash flow is calculated as if New Inspiration and Golden Gate were C corporations for each of these periods. This means that after-tax cash flow excludes tax reimbursements to S corporation shareholders and includes a pro forma tax provision at an estimated combined federal and state income tax rate of 40% as if the reorganization had occurred at the beginning of each period presented.

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

RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         NET BROADCASTING REVENUE. Net broadcasting revenue increased $9.2 million or 11.8% to $87.1 million in 1999 from $77.9 million in 1998. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 and 1998, partially offset by the loss of revenue from radio stations sold in 1998, provided $1.9 million of the increase. On a same station basis, net revenue improved $7.3 million or 9.6% to $83.1 million in 1999 from $75.8 million in 1998. Included in the same station comparison are the results of two stations that we began to own or operate in 1999 for a total purchase price of $1.8 million, and three stations that we acquired in 1998 for a total purchase price of $3.1 million. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1997 that previously operated with formats other than their current format, an increase in program rates and an increase in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross revenue increased to 37.3% in 1999 from 35.8% in 1998. Revenue from block program time as a percentage of our gross revenue decreased to 49.5% in 1999 from 50.2% in 1998. This change in our revenue mix is primarily due to our continued efforts to develop more local advertising sales in all of our markets.

         OTHER MEDIA REVENUE. Other media revenue was $6.4 million for the year ended December 31, 1999 and was generated from businesses acquired in 1999.

         BROADCASTING OPERATING EXPENSES. Broadcasting operating expenses increased $3.8 million or 8.9% to $46.3 million in 1999 from $42.5 million in 1998. The inclusion of expenses from the acquisitions of radio stations and expenses incurred for local marketing agreements entered into during 1999 and 1998, partially offset by the exclusion of operating expenses from radio stations sold in 1998, accounted for $1.4 million of the increase. On a same station basis, broadcasting operating expenses increased $2.4 million or 5.8% to $43.9 million in 1999 from $41.5 million in 1998, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period. The difference between 1999 and 1998 broadcasting operating expenses was increased by a one-time credit of $453,000 that we recorded in 1998. The credit related to music licensing fees and represented the proceeds of a settlement between us and the two largest performance rights organizations.

         OTHER MEDIA OPERATING EXPENSES. Other media operating expenses were $10.0 million for the year ended December 31, 1999 and were incurred in the businesses acquired in 1999.

         BROADCAST CASH FLOW. Broadcast cash flow increased $5.4 million or 15.3% to $40.8 million in 1999 from $35.4 million in 1998. As a percentage of net broadcasting revenue, broadcast cash flow increased to 46.8% in 1999 from 45.4% in 1998. The increase is primarily attributable to the improved performance of radio stations acquired in 1997 and 1998 that previously operated with formats other than their current format, offset by a one-time credit for music licensing fees in 1998. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $4.9 million or 14.3% to $39.2 million in 1999 from $34.3 million in 1998.

         CORPORATE EXPENSES. Corporate expenses increased $1.1 million or 14.9% to $8.5 million in 1999 from $7.4 million in 1998, primarily due to an increase in bonuses of $300,000 in 1999 as compared to 1998, an increase in executive officer compensation of $340,000 as compared to 1998, public reporting costs of $200,000 and additional personnel and overhead costs associated with radio station and other media acquisitions in 1999.

         EBITDA. EBITDA increased $800,000 or 2.9% to $28.8 million in 1999 from $28.0 million in 1998. As a percentage of total revenue, EBITDA decreased to 30.8% in 1999 from 35.9% in 1998. EBITDA was negatively impacted by the results of operations of our other media businesses acquired during 1999, which generated a net loss before depreciation and amortization of $3.6 million during the year. EBITDA excluding the other media businesses increased $4.3 million or 15.4% to $32.3 million in 1999 from $28.0 million in 1998. As a percentage of net broadcasting revenue, EBITDA excluding the other media businesses increased to 37.1% in 1999 from 35.9% in 1998. The increase is primarily attributable to the improved performance of radio stations acquired in 1997 and 1998 that previously operated with formats other than their current format.

         DEPRECIATION AND AMORTIZATION. Depreciation expense increased $2.3 million or 53.5% to $6.6 million in 1999 from $4.3 million in 1998. Amortization expense increased $1.8 million or 18.4% to $11.6 million in 1999 from $9.8 million in 1998. The increases were primarily due to radio station and other media acquisitions consummated during 1999 and 1998.

         OTHER INCOME (EXPENSE). Interest income increased $700,000 to $1.0 million in 1999 from $300,000 in 1998. The increase is primarily due to the interest earned on the investment of the net proceeds received on our initial public offering in July 1999. Interest expense decreased $1.7 million or 10.7% to $14.2 million in 1999 from $15.9 million in 1998. The decrease is primarily due to interest expense associated with $50 million in principal amount of the senior subordinated notes repurchased in July 1999 partially offset by interest expense associated with additional borrowings to fund acquisitions consummated during 1998 and the first and second quarters of 1999. Other expense increased $211,000 to $633,000 in 1999 from $422,000 in 1998 primarily due to increased bank commitment fees.

         PROVISION (BENEFIT) FOR INCOME TAXES. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was (26.5)% for 1999 and (17.8%) for 1998. The effective tax rate in 1999 and 1998 differs from the federal statutory income tax rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

         NET INCOME (LOSS). We recognized a net loss of $8.0 million in 1999, compared to a net loss of $1.6 million in 1998. Included in the net loss for 1999 is a $3.6 million extraordinary loss, net of income tax benefit, resulting from the premium paid on the repurchase of $50 million principal amount of our senior subordinated notes, the related write-off of a portion of the unamortized bond issue costs, and the write-off of deferred financing costs related to our credit facility. Additionally, we incurred a $1.9 million charge, net of income tax, related to a one-time stock grant concurrent with our initial public offering on June 30, 1999.

         AFTER-TAX CASH FLOW. After-tax cash flow increased $3.5 million or 28.5% to $15.8 million in 1999 from $12.3 million in 1998. This increase was offset by negative after-tax cash flow of our other media businesses in 1999. After-tax cash flow excluding other media losses (net of income tax) increased $5.6 million or 45.5% to $17.9 million from $12.3 million in 1998. The increase is primarily due to an increase in broadcast cash flow and a decrease in interest expense.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET BROADCASTING REVENUE. Net broadcasting revenue increased $10.0 million or 14.7% to $77.9 million in 1998 from $67.9 million in 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1998 and 1997 provided $1.5 million of the increase. On a same station basis, net broadcasting revenue improved $8.5 million or 12.7% to $75.3 million in 1998 from $66.8 million in 1997. Included in this same station comparison are the results of three stations that we acquired in 1998 for a total purchase price of $3.1 million, four stations that we acquired or began to operate in 1997 for a total purchase price of $4.9 million and one station that we sold in 1997 for $5.0 million. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1996 that previously operated with formats other than their current format, an increase in program rates and an increase in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased from 33.1% in 1997 to 35.8% in 1998. Revenue from block program time as a percentage of our gross revenue decreased from 52.2% in 1997 to 50.2% in 1998. This change in our revenue mix is primarily due to our efforts to develop more local advertising sales in all of our markets.

         BROADCASTING OPERATING EXPENSES. Broadcasting operating expenses increased $2.9 million or 7.3% to $42.5 million in 1998 from $39.6 million in 1997. The inclusion of expenses from the acquisitions of radio stations and expenses incurred for local marketing agreements entered into during 1998 and 1997 accounted for $400,000 of the increase. On a same station basis, broadcasting operating expenses increased $2.5 million or 6.4% to $41.3 million in 1998 from $38.8 million in 1997, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period. This increase was offset in part by a one-time credit of $453,000 that we recorded in 1998. The credit related to music licensing fees and represented the proceeds of a settlement between us and the two largest performance rights organizations.

         BROADCAST CASH FLOW. Broadcast cash flow increased $7.1 million or 25.1% to $35.4 million in 1998 from $28.3 million in 1997. As a percentage of net broadcasting revenue, broadcast cash flow increased to 45.4% in 1998 from 41.7% in 1997. The increase is primarily attributable to the improved performance of radio stations acquired in 1996 and 1997 that previously operated with formats other than their current format and the one-time credit for music licensing fees. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $6.0 million or 21.4% to $34.0 million in 1998 from $28.0 million in 1997.

         CORPORATE EXPENSES. Corporate expenses increased $1.2 million or 19.4% to $7.4 million in 1998 from $6.2 million in 1997, primarily due to bonuses totaling $538,000 paid to our president and to our chairman of the board in 1998 and additional personnel and overhead costs associated with radio station acquisitions in 1998.

         EBITDA. EBITDA increased $5.9 million or 26.7% to $28.0 million in 1998 from $22.1 million in 1997. As a percentage of total revenue, EBITDA increased to 35.9% in 1998 from 32.5% in 1997. The increase is primarily attributable to the improved performance of radio stations acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format and the one-time credit for music licensing fees.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.3 million or 10.2% to $14.1 million in 1998 from $12.8 million in 1997, primarily due to radio station acquisitions consummated during 1998 and 1997.

         OTHER INCOME (EXPENSE). Interest income was essentially unchanged for 1998 compared to 1997. Gain on disposal of assets decreased $4.1 million from $4.3 million in 1997 to $236,000 in 1998. The gain in 1997 was primarily due to the sale of WPZE-AM, Boston. Interest expense increased $3.2 million or 25.2% to $15.9 million in 1998 from $12.7 million in 1997, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1998 and 1997. Other expense was essentially unchanged for 1998 compared to 1997.

         PROVISION (BENEFIT) FOR INCOME TAXES. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was (17.8)% for 1998 and 9.8% for 1997. The effective tax rate in 1998 differs from the federal statutory income tax rate of 34.0% primarily because of the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate in 1997 differs from the federal statutory income tax rate of 34.0% primarily because of the effect of state income taxes and the establishment of a deferred tax liability of $609,000 resulting from our August 1997 reorganization. These effects were offset by the inclusion of income from New Inspiration and Golden Gate, which were S corporations (and therefore not subject to federal income taxes) prior to the reorganization.

         NET LOSS. We recognized a net loss of $1.6 million in 1998, compared to a net loss of $2.4 million in 1997. Included in the net loss for 1997 is a $1.2 million extraordinary loss for the write-off of deferred financing costs and termination fees related to the repayment of our prior credit facility which we repaid in full upon issuance of our senior subordinated notes in September 1997.

         AFTER-TAX CASH FLOW. After-tax cash flow increased $1.7 million or 16.0% to $12.3 million in 1998 from $10.6 million in 1997. The increase is primarily attributable to improved net operating income.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed acquisitions of radio stations through borrowings, including borrowings under bank credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We received net proceeds of $140.1 million from our initial public offering in July 1999, which was used to pay a portion of our senior subordinated notes and amounts outstanding under our credit facility. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and senior subordinated notes from operating cash flow. At December 31, 1999 we had $34.1 million of cash and cash equivalents and positive working capital of $42.0 million.

         We will fund future acquisitions from cash on hand, borrowings under our credit facility and operating cash flow; the aggregate purchase price for all pending acquisitions exceeds the maximum amount that we may currently borrow under our credit facility. We are evaluating alternatives to fund these acquisitions including amending our credit facility to allow a greater debt to cash flow ratio, selling some of our existing radio stations, and obtaining bridge financing. We believe that cash on hand, cash flow from operations, borrowings under our credit facility, proceeds from the sale of some of our existing radio stations and anticipated bridge financing will be sufficient to permit us to meet our financial obligations, fund our pending acquisitions and fund operations for at least the next twelve months.

         At December 31, 1999, we had no amounts outstanding under our credit facility. In July 1999, we paid amounts outstanding of $39.8 million with a portion of the net proceeds of the offering. We amended our credit facility principally to increase our borrowing capacity from $75 million to $150 million, to lower the borrowing rates and to modify current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2006. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2001.

         Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%.

         The maximum amount that we may borrow under our credit facility is limited by our debt to cash flow ratio, adjusted for recent radio station acquisitions (the "Adjusted Debt to Cash Flow Ratio"). The maximum Adjusted Debt to Cash Flow Ratio allowed under our credit facility is 6.00 to 1 through December 31, 2000. Thereafter, the maximum ratio will decline periodically until January 1, 2004, at which point it will remain at 4.00 to 1 through June 2006. The Adjusted Debt to Cash Flow Ratio at December 31, 1999 was 2.48 to 1, resulting in a borrowing availability of approximately $131.4 million.

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

         Net cash provided by operating activities decreased to $8.2 million for the year ended December 31, 1999, compared to $11.0 million in 1998, primarily due to a decrease in accounts payable and accrued interest and an increase in prepaid expenses of other media businesses during the year ended December 31, 1998.

         Net cash used in investing activities increased to $35.2 million for the year ended December 31, 1999, compared to $31.8 million in 1998 primarily due to acquisitions (cash used of $23.9 million to purchase three radio stations and other media businesses in 1999 compared to cash used of $33.7 million to purchase four radio stations in 1998). Net cash used in investing activities increased to $31.8 million in 1998, compared to $26.3 million in 1997, primarily due to radio station acquisitions (cash used of $33.7 million to purchase four stations in 1998 compared to cash used of $19.4 million to purchase eight stations in 1997).

         Net cash provided by financing activities increased to $59.2 million for the year ended December 31, 1999 compared to net cash provided by financing activities of $21.0 million in 1998. The increase was primarily due to the net proceeds of our initial public offering offset by the application of the net proceeds to pay off $39.8 million owing under our prior credit facility and the repurchase of $50 million in principal amount of our senior subordinated notes in July 1999.

         In 1999, we purchased radio stations KKOL-AM, Seattle, Washington, KCTK-AM, Phoenix, Arizona, WLSY-FM and WRVI-FM, Louisville, Kentucky, in separate transactions for a total of $11.8 million. In 1999, we also purchased OnePlace, CCM, Christian Research Report, AudioCentral, Gospel Media Network, Inc. and Involved Christian Radio Network, in separate transactions for a total of $12.8 million. We paid for these purchases primarily with a portion of the net proceeds of the offering.

         Subsequent to December 31, 1999, we used a portion of the net proceeds of the offering to purchase the assets (principally intangibles) of the following radio stations:

                                                               PURCHASE
ACQUISITION DATE       STATION          MARKET SERVED            PRICE
----------------       -------          -------------         -----------
January 4, 2000....... WNIV-AM and
                       WLTA-AM          Atlanta, GA           $ 8,000,000
January 10, 2000...... WABS-AM          Washington, D.C.        4,100,000
January 25, 2000...... KJQI-FM          San Francisco, CA       8,000,000
February 15, 2000..... KAIM-AM/FM       Honolulu, HI            1,800,000
February 17, 2000..... KHNR-AM and
                       KGU-AM           Honolulu, HI            1,700,000
                                                              -----------
                                                              $23,600,000
                                                              ===========

         In November 1999, we agreed to purchase radio station WGKA-AM, Atlanta, Georgia for $8.0 million. We anticipate this purchase will close in April 2000.

         In December 1999, we agreed to purchase all of the outstanding shares of stock of Reach Satellite Network, Inc. (RSN), for $3.1 million. RSN owns and operates Solid Gospel, a radio broadcasting network that produces and distributes music programming to its own radio stations WBOZ-FM and WVRY-FM, Nashville, Tennessee, and to independent radio station affiliates. RSN also owns and operates SolidGospel.com, a web site on the Internet. We anticipate this purchase will close in April 2000.

         On January 18, 2000, we purchased real property in Dallas, Texas, for $885,000.

         In January 2000, we agreed to exchange our radio station KPRZ-FM, Colorado Springs, Colorado, plus $7.5 million for radio stations KSKY-AM, Dallas, Texas. We anticipate this exchange will occur in May 2000.

         On February 25, 2000, we purchased the KIEV-AM property in Los Angeles, California, for $2.8 million. This amount was included in current portion of long-term debt at December 31, 1999.

         In March 2000, we agreed to purchase the following radio stations for $185.6 million: KDGE-FM, Dallas, Texas, KALC-FM, Denver, Colorado, KXMX-FM and KEZY-AM, Los Angeles, California, WYGY-FM and WBOB-AM, Cincinnati, Ohio, and WRMR-AM and WKNR-AM, Cleveland, Ohio. We anticipate this purchase will close in the third quarter of 2000. In connection with this agreement we deposited a $25 million irrevocable letter of credit with an escrow agent. Under the agreement we are subject to a liquidated damages provision. If we fail to consummate the purchase or otherwise terminate the agreement we are required to pay the seller $21.4 million in addition to the $25 million letter of credit, which would be disbursed to the seller.

IMPACT OF YEAR 2000

         In prior years, the company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         DERIVATIVE INSTRUMENTS. The company does not invest, and during the year ended December 31, 1999 did not invest, in market risk sensitive instruments.

         MARKET RISK. Our market risk exposure with respect to financial instruments is to changes in LIBOR and in the "prime rate" in the United States. As of December 31, 1999, we may borrow $131.4 million under our credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%. There were no amounts outstanding under our credit facility as of December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS - Directors" and "--Executive Officers" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated herein by this reference is the information set forth in the sections entitled "COMPENSATION AND OTHER INFORMATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by this reference is the information set forth in the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" contained in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 2000 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1.  Financial Statements.

          The financial statements required to be filed hereunder are set forth at the end of this Report beginning on page F-1.

      2.  Exhibits.

   EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
  --------                        -----------------------
    3.01*           Amended and Restated Certificate of Incorporation of Salem
                    Communications Corporation, a Delaware corporation.

    3.02*           Bylaws of Salem Communications Corporation, a Delaware
                    Corporation.

    4.01+           Indenture between Salem Communications Corporation, a
                    California corporation, certain named guarantors and The
                    Bank of New York, as Trustee, dated as of September 25,
                    1997, relating to the 9 1/2% Series A and Series B Senior
                    Subordinated Notes due 2007.

    4.02+           Form of 9 1/2% Senior Subordinated Note (filed as part of
                    Exhibit 4.01).

    4.03+           Form of Note Guarantee (filed as part of Exhibit 4.01).

    4.04+           Credit Agreement, dated as of September 25, 1997, among
                    Salem, the several Lenders from time to time parties thereto, and The Bank of New York, as administrative agent for the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration Statement on Form S-4).

    4.05+ Borrower Security Agreement, dated as of September 25, 1997, by and between Salem and The Bank of New York, as Administrative Agent of the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed
                    Registration Statement on Form S-4).

    4.06+           Subsidiary Guaranty and Security Agreement dated as of
                    September 25, 1997, by and between Salem, certain named guarantors, and The Bank of New York, as Administrative
                    Agent (incorporated by reference to Exhibit 4.09 of the previously filed Registration Statement on Form S-4).

    4.07++          Amendment No. 1 and Consent No. 1, dated as of August 5,
                    1998, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as
                    Administrative Agent for the Lenders, Bank of America NT&SA, as documentation agent, and the several Lenders
                    (incorporated by reference to Exhibit 10.02 of previously filed Current Report on Form 8-K).

    4.08*           Amendment No. 2 and Consent No. 2, dated as of January 22,
                    1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as
                    Administrative Agent for the Lenders, Bank of America NT&SA, as documentation agent, and the Lenders.

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

    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBITS
  -----------                        -----------------------
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

    4.15*           First Amended and Restated Credit Agreement by and among
                    Salem, The Bank of New York, as Administrative Agent for the
                    Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders named therein.

    4.16            Amendment No. 1 to First Amended and Restated Credit
                    Agreement, by and among Salem, The Bank of New York, as
                    Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto.

    4.17            Amendment No. 2 to First Amended and Restated Credit
                    Agreement, by and among Salem, The Bank of New York, as
                    Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto.

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

    10.05.07+       Antenna/tower/studio lease between Inland Radio, Inc.
                    (KKLA-AM/San Bernardino, California) and Messrs. Atsinger
                    and Epperson expiring 2002.


    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBITS
  -----------                        -----------------------
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

    10.05.12+       Antenna/tower lease between Radio 1210, Inc.
                    (KPRZ-AM/Olivenhain, California) and The Atsinger Family
                    Trust expiring in 2002.

    10.05.13        Antenna/tower lease between Salem Media of Texas, Inc. and
                    Atsinger Family Trust/Epperson Family Limited Partnership
                    (KSLR-AM/San Antonio, Texas).

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

    10.05.16        Atenna/tower lease between Salem Media of Colorado, Inc. and
                    Atsinger Family Trust/Epperson Family Limited Partnership
                    (KRKS-AM/KBJD-AM/Denver, Colorado).

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

    10.07.02+       Amendment to the Tower Purchase Agreement dated November 10,
                    1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P.

    10.07.03+       Promissory Note dated November 11, 1997 made by Sonsinger
                    Broadcasting Company of Houston, L.P. payable to Salem.

    10.07.04+       Promissory Note dated December 24, 1997 made by Salem
                    payable to Edward G. Atsinger III.

    10.07.05+       Promissory Note dated December 24, 1997 made by Salem
                    payable to Stuart W. Epperson.

    10.08.01 Local Marketing Agreement dated August 13, 1999 between Concord Media Group, Inc. and Radio 1210, Inc.

    10.08.02 Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and Genesis Communications, Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia.

    10.08.03 Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem Media of Georgia, Inc. and Salem Communications Corporation (WGKA-AM, Atlanta, Georgia.

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

    21.01           Subsidiaries of Salem.

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

(b) Reports on Form 8-K.

     On April 14, 1999, the company filed a Current Report on Form 8-K, reporting Item 5, in connection with the reincorporation of the company in Delaware.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SALEM COMMUNICATIONS CORPORATION


March 30, 2000                     By: /s/ Edward G. Atsinger III
                                      ------------------------------------------
                                      Edward G. Atsinger III
                                      President and Chief Executive Officer


March 30, 2000                     By: /s/ Dirk Gastaldo
                                      ------------------------------------------
                                      Dirk Gastaldo
                                      Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                       Title                                Date
---------                                       -----                                ----
/s/ Edward G. Atsinger III        President and Chief Executive Officer         March 30, 2000
-------------------------------       (Principal Executive Officer)
    Edward G. Atsinger III

/s/ Dirk Gastaldo               Vice President and Chief Financial Officer      March 30, 2000
-------------------------------       (Principal Financial Officer)
    Dirk Gastaldo

/s/ Eileen E. Hill                  Vice President, Financial Planning          March 30, 2000
-------------------------------                 and Analysis
    Eileen E. Hill                 (Principal Accounting Officer)

/s/ Edward G. Atsinger III                       Director                       March 30, 2000
-------------------------------
    Edward G. Atsinger III

/s/ Stuart W. Epperson                           Director                       March 30, 2000
-------------------------------
    Stuart W. Epperson

/s/ Eric H. Halvorson                            Director                       March 30, 2000
-------------------------------
    Eric H. Halvorson

/s/ Richard A. Riddle                            Director                       March 30, 2000
-------------------------------
    Richard A. Riddle

/s/ Roland S. Hinz                               Director                       March 30, 2000
-------------------------------
    Roland S. Hinz

/s/ Donald P. Hodel                              Director                       March 30, 2000
-------------------------------
    Donald P. Hodel

/s/ Joseph S. Schuchert                          Director                       March 30, 2000
-------------------------------
    Joseph S. Schuchert

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors                           F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999                F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999                                          F-4

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1997, 1998 and 1999                                    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999                                          F-6

Notes to Consolidated Financial Statements                                  F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
of Salem Communications Corporation

         We have audited the accompanying consolidated balance sheets of Salem Communications Corporation as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              ERNST & YOUNG LLP

Woodland Hills, California
March 15, 2000

                        SALEM COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                         1998            1999
                                                                       --------        ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents .......................................    $  1,917        $  34,124
  Accounts receivable (less allowance for doubtful accounts
     of $862 in 1998 and $1,753 in 1999) ..........................      14,289           17,481
  Other receivables ...............................................          67              645
  Prepaid expenses ................................................         658            1,628
  Due from stockholders ...........................................          --              905
  Deferred income taxes ...........................................       2,443              732
                                                                       --------        ---------
Total current assets ..............................................      19,374           55,515
Property, plant, equipment and software, net ......................      40,749           50,665

Intangible assets:
  Broadcast licenses ..............................................     167,870          177,487
  Noncompetition agreements .......................................      14,593           14,625
  Customer lists and contracts ....................................       4,094            4,097
  Favorable and assigned leases ...................................       1,800            1,800
  Goodwill ........................................................       6,689           15,177
  Other intangible assets .........................................       2,567            4,799
                                                                       --------        ---------
                                                                        197,613          217,985
  Less accumulated amortization ...................................      55,837           67,465
                                                                       --------        ---------
Intangible assets, net ............................................     141,776          150,520
Bond issue costs ..................................................       4,657            2,750
Other assets ......................................................       1,194            4,914
                                                                       --------        ---------
Total assets ......................................................    $207,750        $ 264,364
                                                                       ========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................    $  1,676        $   2,600
  Accrued expenses ................................................         489            1,256
  Accrued compensation and related ................................       1,613            2,047
  Accrued interest ................................................       3,968            2,546
  Deferred subscription revenue ...................................          --            1,670
  Income taxes ....................................................          89              148
  Current portion of long-term debt and capital
    lease obligations .............................................          --            3,248
                                                                       --------        ---------
Total current liabilities .........................................       7,835           13,515
Long-term debt, less current portion ..............................     178,610          100,087
Deferred income taxes .............................................      11,581            7,232
Other liabilities .................................................         623              691

Stockholders' equity:
  Class A common stock, $.01 par value; authorized 80,000,000 shares; issued and outstanding 11,107,392 shares and
    17,902,392 shares at December 31, 1998 and 1999, respectively..         111              179
  Class B common stock, $.01 par value; authorized 20,000,000
    shares; issued and outstanding 5,553,696 shares ...............          56               56
  Additional paid-in capital ......................................       5,665          147,380
  Retained earnings (deficit) .....................................       3,269           (4,776)
                                                                       --------        ---------
Total stockholders' equity ........................................       9,101          142,839
                                                                       --------        ---------
Total liabilities and stockholders' equity ........................    $207,750        $ 264,364
                                                                       ========        =========

                             See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                     YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                             1997             1998             1999
                                                         ------------     ------------     ------------
Gross broadcasting revenue ..........................    $     74,830     $     85,411     $     95,277
Less agency commissions .............................           6,918            7,520            8,155
                                                         ------------     ------------     ------------
Net broadcasting revenue ............................          67,912           77,891           87,122
Other media revenue .................................              --               --            6,424
                                                         ------------     ------------     ------------
Total revenue .......................................          67,912           77,891           93,546

Operating expenses:
  Broadcasting operating expenses ...................          39,626           42,526           46,291
  Other media operating expenses ....................              --               --            9,985
  Corporate expenses ................................           6,210            7,395            8,507
  Stock and related cash grant ......................              --               --            2,550
  Tax reimbursements to S corporation shareholders...           1,780               --               --
  Depreciation (including $1,817 in 1999 for other
    media businesses) ...............................           3,988            4,305            6,599
  Amortization (including $420 in 1999 for other
    media businesses) ...............................           8,815            9,753           11,634
                                                         ------------     ------------     ------------
  Total operating expenses ..........................          60,419           63,979           85,566
                                                         ------------     ------------     ------------
Net operating income ................................           7,493           13,912            7,980

Other income (expense):
  Interest income ...................................             230              291            1,005
  Gain (loss) on disposal of assets .................           4,285              236             (219)
  Interest expense ..................................         (12,706)         (15,941)         (14,219)
  Other expense .....................................            (389)            (422)            (633)
                                                         ------------     ------------     ------------
Loss before income taxes and extraordinary item .....          (1,087)          (1,924)          (6,086)
Provision (benefit) for income taxes ................             106             (343)          (1,611)
                                                         ------------     ------------     ------------
Loss before extraordinary item ......................          (1,193)          (1,581)          (4,475)
Extraordinary loss on early extinguishment of
  debt (net of income tax benefit of $659 in 1997
  and $1,986 in 1999)................................          (1,185)              --           (3,570)
                                                         ------------     ------------     ------------
Net loss ............................................    $     (2,378)    $     (1,581)    $     (8,045)
                                                         ============     ============     ============
Basic and diluted loss per share before
  extraordinary item ................................    $      (0.07)    $      (0.09)    $      (0.22)
Extraordinary loss per share ........................           (0.07)              --            (0.18)
                                                         ------------     ------------     ------------
Basic and diluted net loss per share ................    $      (0.14)    $      (0.09)    $      (0.40)
                                                         ============     ============     ============
Basic and diluted weighted average shares outstanding      16,661,088       16,661,088       20,066,006
                                                         ============     ============     ============

Pro forma information for 1997 (unaudited):
Loss before income taxes and extraordinary item as
  reported above ....................................    $     (1,087)
Add back tax reimbursements to S Corporation
  shareholders ......................................           1,780
                                                         ------------
Pro forma income before income taxes and
  extraordinary item ................................             693
Pro forma provision for income taxes ................             278
                                                         ------------
Pro forma income before extraordinary Item ..........             415
Extraordinary loss ..................................          (1,185)
                                                         ------------
Pro forma net loss ..................................    $       (770)
                                                         ============

Proforma basic and diluted income per share before
  extraordinary item ................................    $       0.02
Extraordinary loss per share ........................           (0.07)
                                                         ------------
Basic and diluted net loss per share ................    $      (0.05)
                                                         ============
Basic and diluted weighted average shares outstanding      16,661,088
                                                         ============

                             See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                    CLASS A               CLASS B
                                                 COMMON STOCK           COMMON STOCK    ADDITIONAL     RETAINED
                                            --------------------    -------------------   PAID-IN      EARNINGS/
                                              SHARES      AMOUNT      SHARES     AMOUNT   CAPITAL      (DEFICIT)       TOTAL
                                            ----------    ------    ---------    ------   --------     ---------     ---------
Stockholders' equity, January 1, 1997 .     11,107,392     $111     5,553,696     $56     $  5,665     $ 14,702      $  20,534
Net loss ..............................             --       --            --      --           --       (2,378)        (2,378)
Stockholder distributions .............             --       --            --      --           --       (7,474)        (7,474)
                                            ----------     ----     ---------     ---     --------     --------      ---------
Stockholders' equity, December 31, 1997     11,107,392      111     5,553,696      56        5,665        4,850         10,682
Net loss ..............................             --       --            --      --           --       (1,581)        (1,581)
                                            ----------     ----     ---------     ---     --------     --------      ---------
Stockholders' equity, December 31, 1998     11,107,392      111     5,553,696      56        5,665        3,269          9,101
Stock grant ...........................         75,000        1            --      --        1,687           --          1,688
Issuance of Class A common stock ......      6,720,000       67            --      --      140,028           --        140,095
Net loss ..............................             --       --            --      --           --       (8,045)        (8,045)
                                            ----------     ----     ---------     ---     --------     --------      ---------
Stockholders' equity, December 31, 1999     17,902,392     $179     5,553,696     $56     $147,380     $ (4,776)     $ 142,839
                                            ==========     ====     =========     ===     ========     ========      =========

                             See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                 1997             1998             1999
                                                              ---------         --------         ---------
OPERATING ACTIVITIES
Net loss .............................................        $  (2,378)        $ (1,581)        $  (8,045)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization ......................           12,803           14,058            18,233
  Amortization of bank loan fees .....................              175               42                87
  Amortization of bond issue costs ...................              126              531               443
  Deferred income taxes ..............................           (1,022)            (730)           (4,106)
  (Gain) loss on sale of assets ......................           (4,285)            (236)              219
  Loss on early extinguishment of debt, before taxes..            1,844               --             5,556
  Noncash stock grant ................................               --               --             1,688

  Changes in operating assets and liabilities:
    Accounts receivable ..............................           (1,572)          (2,048)           (2,573)
    Prepaid expenses and other current assets ........             (473)             (18)           (1,747)
    Accounts payable and accrued expenses ............            1,844            1,035            (1,555)
    Deferred subscription revenue ....................               --               --               384
    Other liabilities ................................               78              166              (439)
    Income taxes .....................................              174             (204)               59
                                                              ---------         --------         ---------
Net cash provided by operating activities ............            7,314           11,015             8,204

INVESTING ACTIVITIES
Capital expenditures .................................           (7,512)          (6,865)           (9,142)
  Deposits on radio station acquisitions .............           (4,907)           4,907            (1,325)
  Purchases of radio stations ........................          (19,436)         (33,682)          (11,837)
  Purchases of other media businesses ................               --               --           (12,049)
  Proceeds from disposal of property, plant and
    equipment and intangible assets ..................            5,120            4,226                73

  Expenditures for tower construction project
    held for sale ....................................               (9)            (495)             (410)
  Proceeds from sale of tower construction project ...               --               --               914
  Other assets .......................................              418              147            (1,383)
                                                              ---------         --------         ---------
Net cash used in investing activities ................          (26,326)         (31,762)          (35,159)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt and notes
    payable to stockholders ..........................          222,810           40,500            18,750
  Net proceeds from issuance of common stock .........               --               --           140,095
  Payments of long-term debt and notes payable to
    stockholders .....................................         (190,166)         (19,200)          (94,860)
  Payments on capital lease obligations ..............               --               --              (239)
  Payments of bank loan fees .........................           (1,025)              --                --
  Payment of premium on senior subordinated notes ....               --               --            (3,875)
  Payments of costs related to bank credit facility ..             (417)              --              (709)
  Payments of bond issue costs .......................           (5,033)            (281)               --
  Distributions to shareholders ......................           (7,474)              --                --
                                                              ---------         --------         ---------
Net cash provided by financing activities ............           18,695           21,019            59,162
                                                              ---------         --------         ---------
Net (decrease) increase in cash and cash equivalents .             (317)             272            32,207
  Cash and cash equivalents at beginning of year .....            1,962            1,645             1,917
                                                              ---------         --------         ---------
Cash and cash equivalents at end of year .............        $   1,645         $  1,917         $  34,124
                                                              =========         ========         =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest .........................................        $   9,523         $ 14,965         $  15,048
    Income taxes .....................................              295              591               450

                             See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Reorganization

         The accompanying consolidated financial statements of Salem Communications Corporation (Salem or the Company) include the Company and its wholly-owned subsidiaries. Prior to the reorganization described below (the Reorganization) the financial statements had been presented on a combined basis and included Salem, New Inspiration Broadcasting Company, Inc. (New Inspiration), Golden Gate Broadcasting Company, Inc. (Golden Gate) and Beltway Media Partners (Beltway), and all of these entities were under common control. New Inspiration and Golden Gate were S corporations for income tax purposes. Salem, New Inspiration and Golden Gate were the partners of Beltway. The combined financial statements were entitled Salem Broadcasting Entities. Pursuant to the Reorganization the financial statements have been renamed and the disclosure of common stock information has been retroactively restated for all periods presented as if the Reorganization had been completed as of the beginning of the earliest period presented. All significant intercompany balances and transactions have been eliminated.

         The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. All of the Company's subsidiaries are Guarantors of the 9 1/2% Senior Subordinated Notes due 2007 (the Notes) discussed in Note 5. The Guarantors (i) are wholly owned subsidiaries of the Company, (ii) comprise all the Company's direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis, the Notes. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because management has determined that such information is not material to investors.

         In August 1997, the Company, New Inspiration and Golden Gate effected the Reorganization pursuant to which New Inspiration and Golden Gate became wholly-owned subsidiaries of the Company, with Beltway remaining a partnership. The Company accounted for the Reorganization as a combination of entities under common control, which is a method similar to a pooling of interests. In October 1998, the Company, New Inspiration and Golden Gate contributed their partnership interests in Beltway to Salem Media of Virginia, Inc. (SMV), thereby dissolving Beltway. SMV is an indirectly wholly-owned subsidiary of the Company.

         The S Corporation status of New Inspiration and Golden Gate was terminated in the Reorganization. Prior to the Reorganization, New Inspiration and Golden Gate distributed cash and promissory notes to their respective shareholders in the aggregate amount of $8.5 million. Of such amount, $1.8 million, equal to the estimated federal and state income tax liability of the S corporation shareholders on the earnings of New Inspiration and Golden Gate, was paid by New Inspiration and Golden Gate in cash. The balance, $6.7 million representing the balance of the net income of New Inspiration and Golden Gate that had previously been taxed, but not distributed to the shareholders, was paid in the form of promissory notes. In September 1997, the Company financed the repayment of these promissory notes by an additional borrowing.

Description of Business

         Salem is a domestic U.S. radio broadcast company which has traditionally provided talk and music programming targeted at audiences interested in religious and family issues. Salem operated 54 and 45 radio stations across the United States at December 31, 1999 and 1998, respectively. The Company also owns and operates Salem Radio Network (SRN), SRN News Network
(SNN), Salem Music Network (SMN) and Salem Radio Representatives (SRR). SRN, SNN and SMN are radio networks which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem's stations. SRR sells commercial air time to national advertisers for Salem's radio stations and networks, and for independent radio station affiliates.

         Salem also owns and operates OnePlace, LLC (OnePlace) and CCM Communications, Inc. (CCM). OnePlace provides Christian supply catalogs in print and online, church management software and support, and Internet e-commerce and web site development services. CCM publishes magazines that follow the Christian music industry. The revenue and related operating expenses of these businesses are reported as "other media" on the consolidated statements of operations.

         The significant accounting policies of Salem are summarized below and conform with generally accepted accounting principles and reflect practices appropriate to the radio broadcasting industry.

Segments

         The Company has adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities. The Company's chief operating decision maker reviews financial information to manage the business consistent with the manner presented in the consolidated financial statements. As the Company acquires and integrates new businesses it evaluates, based on the nature, size and integration and management strategies, whether it has separate reportable segments. During the three years ended December 31, 1999, the Company had one reportable segment.

Revenue Recognition

         Revenue from radio programs and commercial advertising is recognized when broadcast. Salem's broadcasting customers principally include not-for-profit charitable organizations and commercial advertisers.

         Revenue from the sale of products and services from the Company's other media businesses is recognized when the products are shipped and the services are rendered. Revenue from the sale of advertising in CCM's publications is recognized upon publication. Revenue from the sale of subscriptions to CCM's publications is recognized over the life of the subscription.

         Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. The estimated fair value of the barter advertising provided for the years ended December 31, 1997, 1998 and 1999, was approximately $1,743,000, $2,510,000 and
$2,936,000, respectively. Barter expenses were approximately the same. Barter advertising provided and barter expenses are included net in broadcasting operating expenses.

Cash Equivalents

         Salem considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The recorded amount for cash and cash equivalents approximates the fair market value.

Property, Plant, Equipment and Software

         Property, plant, equipment and software are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings..................................................         40 years
Office furnishings and equipment...........................     5 - 10 years
Antennae, towers and transmitting equipment................         20 years
Studio and production equipment............................         10 years
Computer software..........................................      3 - 5 years
Record and tape libraries..................................         20 years
Automobiles................................................          5 years
Leasehold improvements.....................................         15 years

         The carrying value of property, plant, equipment and software is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value (if necessary) to the fair market value of the assets is recorded. No adjustments to the carrying amounts of property, plant, equipment and software have been made during the years ended December 31, 1997, 1998 and 1999.

Intangible Assets

         Intangible assets acquired in conjunction with the acquisition of various radio stations and other media businesses are being amortized over the following estimated useful lives using the straight-line method:


Broadcast licenses......................................      10 - 25 years
Noncompetition agreements...............................        3 - 5 years
Customer lists and contracts............................       10- 15 years
Favorable and assigned leases...........................  Life of the lease
Goodwill................................................      15 - 40 years
Other...................................................       5 - 10 years

         The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value (if necessary) to the fair market value of these assets is recorded. No adjustments to the carrying amounts of intangible assets have been made during the year ended December 31, 1997, 1998 and 1999.

Bond Issue Costs

         Bond issue costs are being amortized over the term of the Notes as an adjustment to interest expense.

Tax Reimbursements to S Corporation Shareholders

         "Tax reimbursements to S Corporation shareholders" represents additional salary payments made in the amount necessary to satisfy individual federal and state income tax liabilities of the S Corporation shareholders on the earnings of New Inspiration and Golden Gate prior to the Reorganization.

Accounting For Stock Based Compensation

         Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant.

         The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Income Taxes

         The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

         Federal and state income taxes (except for 1.5% state franchise tax) have not been provided through August 12, 1997 for New Inspiration and Golden Gate because they were S Corporations and income tax attributes of S Corporations are passed through to their shareholders.

Basic and Diluted Net Loss Per Share

         Basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period plus the dilutive effects of stock options.

         Options to purchase 304,500 shares of common stock with exercise prices greater than the average market prices of common stock were outstanding at December 31, 1999. These options were excluded from the respective computations of diluted net loss per share because their effect would be anti-dilutive.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                             YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                        1997          1998          1999
                                    -----------   -----------   -----------
Numerator:
  Net loss ....................     $(2,378,000)  $(1,581,000)  $(8,045,000)
Denominator:
  Weighted average shares .....      16,661,088    16,661,088    20,066,066
                                    -----------   -----------   -----------
Basic and diluted net loss
  per share ...................     $     (0.14)  $     (0.09)  $     (0.40)
                                    ===========   ===========   ===========

Concentrations of Business and Credit Risks

         The majority of the Company's operations are conducted in several locations across the country. The Company's credit risk is spread across a large number of customers, none of which accounted for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, credit histories are reviewed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers' payment history and perceived credit risks. Bad debts have been within management's expectations.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

         Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS

         Pro forma information to present operating results as if the acquisitions discussed below had occurred at the beginning of the year acquired is not presented because the Company, generally, changes the programming format of the radio stations such that the source and nature of revenue and operating expenses are significantly different than they were prior to the acquisition and, accordingly, historical and pro forma financial information has not been considered meaningful by management. Pro forma and historical financial information of radio stations acquired where the format was not changed and of other media businesses acquired have not been significant to the consolidated financial position or operating results of the Company.

         The Company used the purchase method of accounting for all of the acquisitions described below, and, accordingly, the operating results of the acquired assets and businesses are included in the consolidated operating results since the dates of acquisition.

    During the year ended December 31, 1999, the Company purchased the assets (principally intangibles) of the following radio stations:

                                                                    PURCHASE
ACQUISITION DATE              STATION       MARKET SERVED             PRICE
----------------              -------       -------------         --------------
                                                                  (IN THOUSANDS)
April 30, 1999............    KKOL-AM          Seattle, WA           $ 1,750
July 23, 1999.............    KCTK-AM          Phoenix, AZ             5,000
September 13, 1999........    WLSY-FM       Louisville, KY             2,500
September 13, 1999........    WRVI-FM       Louisville, KY             2,500
                                                                     -------
                                                                     $11,750
                                                                     =======

         The purchase price has been allocated to the assets acquired as follows:

                                                            AMOUNT
                                                        --------------
                                                        (IN THOUSANDS)
                    ASSET
                    -----

Property and equipment...........................          $  2,160
Broadcast licenses...............................             9,557
Goodwill and other intangibles...................                33
                                                           --------
                                                           $ 11,750
                                                           ========

         In addition to the stations above, in January 1999, the Company purchased the assets of OnePlace for $6.2 million, and all the outstanding shares of stock of CCM for $1.9 million. The purchases were financed primarily by an additional borrowing.

         On March 11, 1999, the Company acquired the assets of Christian Research Report (CRR) for $300,000. The publications of CRR follow the contemporary Christian music industry.

         On August 25, 1999, the Company purchased the assets of the Internet sites AudioCentral.com and ChristianBooks.com for $400,000 cash and $600,000 non-cash consideration.

         On October 19, 1999, the Company acquired the assets of Gospel Media Network, Inc., relating to the audio and video streaming of content on the GospelMedia.com Internet site, for $475,000.

         On November 30, 1999, the Company acquired the assets of the Involved Christian Radio Network, which provides streaming media on its Internet site, ICRN.com, for $3.0 million.

         The revenue and operating expenses of these businesses are reported as "other media" on our consolidated statements of operations.

         The table below summarizes the other media acquisitions during 1999:

                                                                     PURCHASE
ACQUISITION DATE               ENTITY                                 PRICE
----------------               ------                             --------------
                                                                  (IN THOUSANDS)
January 29, 1999............  OnePlace                                $ 6,150
January 29, 1999............  CCM                                       1,886
March 11, 1999..............  Christian Research Report                   300
August 25, 1999.............  AudioCentral                              1,000
October 19, 1999............  Gospel Media Network, Inc.                  475
November 30, 1999...........  Involved Christian Radio Network          3,000
                                                                      -------
                                                                      $12,811
                                                                      =======

         The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                               AMOUNT
                                                            --------------
                                                            (IN THOUSANDS)
         Assets

            Accounts receivable and other current assets..     $ 1,453
            Property, plant, equipment and software.......       5,764
            Subscriber base and domain names..............       2,246
            Goodwill and other intangible assets..........       8,790
            Other assets..................................         607
                                                               -------
                                                                18,860
         Liabilities

            Accounts payable and other current liabilities      (3,437)
            Other long-term liabilities....................     (2,612)
                                                               -------
                                                                (6,049)
                                                               -------
            Purchase price.................................    $12,811
                                                               =======

         During the year ended December 31, 1998, the Company purchased the assets (principally intangibles) of the following radio stations:

                                                                   PURCHASE
          ACQUISITION DATE       STATION     MARKET SERVED           PRICE
          ----------------       -------     -------------         --------
                                                                (IN THOUSANDS)
          August 21, 1998....... KKMO-AM     Tacoma, WA             $   500
          August 26, 1998....... KIEV-AM     Los Angeles, CA         33,210
          October 30, 1998...... KYCR-AM     Minneapolis, MN            500
          October 30, 1998...... KTEK-AM     Houston, TX              2,061
                                                                    -------
                                                                    $36,271
                                                                    =======

         The purchase price has been allocated to the assets acquired as follows:

                                                     AMOUNT
            ASSET                                --------------
            -----                                (IN THOUSANDS)

Property and equipment..............                $ 4,507
Broadcast licenses..................                 29,627
Goodwill and other intangibles......                  2,137
                                                    -------
                                                    $36,271
                                                    =======

         In 1998, the Company sold the assets (principally intangibles) of radio stations KTSL-FM (Spokane, WA) for $1.3 million and KAVC-FM (Lancaster, CA) for $1.6 million.

         During the year ended December 31, 1997, the Company purchased the assets (principally intangibles) of the following radio stations:

                                                                    PURCHASE
         ACQUISITION DATE          STATION     MARKET SERVED          PRICE
         ----------------          -------     -------------      --------------
                                                                  (IN THOUSANDS)
         January 21, 1997......    WHK-AM      Cleveland, OH         $ 6,220
         February 20, 1997.....    WHK-FM      Canton, OH              5,903
         February 20, 1997.....    WHLO-AM     Akron, OH               1,995
         February 28, 1997.....    WEZE-AM     Boston, MA              7,030
         April 2, 1997.........    KTKZ-AM     Sacramento, CA          1,385
         July 18, 1997.........    WITH-AM     Baltimore, MD           1,114
         July 18, 1997.........    WTSJ-AM     Cincinnati, OH          1,114
         October 24, 1997......    WCCD-AM     Cleveland, OH             700
                                                                     -------
                                                                     $25,461
                                                                     =======

         The purchase price has been allocated to the assets acquired as follows:

                                                             AMOUNT
                                                         --------------
                                                         (IN THOUSANDS)
                     ASSET
                     -----

         Property and equipment.......................      $  3,634
         Broadcast licenses and other intangibles.....        21,827
                                                            --------
                                                            $ 25,461
                                                            ========

         In November 1997, the Company sold the assets (principally intangibles) of radio station WPZE-AM (Boston, MA) for $5 million. Proceeds from the sale were initially being held by a qualified intermediary under a like-kind exchange agreement to preserve the Company's ability to effect a tax-deferred exchange. The Company did not effect a tax-deferred exchange and received the proceeds from the sale in 1998.

3. DUE FROM STOCKHOLDERS

         The amounts due from stockholders represent short-term advances made to stockholders of the Company and repaid in January 2000.

4. PROPERTY, PLANT, EQUIPMENT AND SOFTWARE

         Property, plant, equipment and software consisted of the following at December 31:

                                                          DECEMBER 31,
                                                      -------------------
                                                       1998        1999
                                                      -------     -------
                                                         (IN THOUSANDS)
Land........................................          $ 1,440     $ 1,974
Buildings...................................            1,417       1,742
Office furnishings and equipment............            9,775      12,952
Antennae, towers and transmitting equipment.           25,665      32,672
Studio and production equipment.............           14,817      18,613
Computer software...........................               --       4,427
Record and tape libraries...................              511         527
Automobiles.................................               69         166
Leasehold improvements......................            3,797       4,877
Construction-in-progress....................            8,767       4,658
                                                      -------     -------
                                                       66,258      82,608
Less accumulated depreciation...............           25,509      31,943
                                                      -------     -------
                                                      $40,749     $50,665
                                                      =======     =======

5. LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                                              DECEMBER 31,
                                                         ---------------------
                                                           1998         1999
                                                         --------     --------
                                                             (IN THOUSANDS)
         Revolving line of credit with banks..........   $ 24,000     $     --
         9 1/2% Senior Subordinated Notes due 2007....    150,000      100,000
         Obligation to acquire KIEV-AM property.......      2,810        2,810
         Unsecured note payable to stockholder with
           interest at 8 1/4%.........................      1,800           --

         Capital leases acquired through OnePlace.....         --          344
         Seller financed note to acquire GospelMedia..         --          181
                                                         --------     --------
                                                          178,610      103,335
         Less current portion.........................         --        3,248
                                                         --------     --------
                                                         $178,610     $100,087
                                                         ========     ========

         Since the revolving line of credit with banks carries a floating interest rate, the carrying amount approximates its fair market value. The Notes were issued in September 1997 at par. At December 31, 1999, their fair market value was approximately $100.1 million.

Revolving Line of Credit with Banks

         Salem has a credit agreement with six banks (the Credit Agreement) to provide for borrowing capacity of up to $150 million under a revolving line of credit. The maximum amount that the Company may borrow under the Credit Agreement is limited by the Company's debt to cash flow ratio, adjusted for recent radio station acquisitions as defined in the Credit Agreement (the Adjusted Debt to Cash Flow Ratio). At December 31, 1999, the maximum Adjusted Debt to Cash Flow Ratio allowed under the Credit Agreement was 6.00 to 1.00. At December 31, 1999, the Adjusted Debt to Cash Flow Ratio was 2.48 to 1.00, resulting in total borrowing availability of approximately $131.4 million. The maximum Adjusted Debt to Cash Flow Ratio allowed under the Credit Agreement is
6.00 to 1 through December 31, 2000. Thereafter, the maximum ratio will decline periodically until January 1, 2004, at which point it will remain at 4.00 to 1 through June 2006.

         The note underlying the revolving line of credit bears interest at a fluctuating base rate plus a spread that is determined by Salem's Adjusted Debt to Cash Flow Ratio. At Salem's option, the base rate is either a bank's prime rate or LIBOR. For purposes of determining the interest rate the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from .875% to 2.25%. Interest is payable quarterly. Commencing March 31, 2001, and every quarter thereafter, the commitment under the Credit Agreement reduces by increasing amounts through June 30, 2006, when it expires.

         The Credit Agreement with the banks (a) provides for restrictions on additional borrowings and leases; (b) prohibits Salem, without prior approval from the banks, from paying dividends, liquidating, merging, consolidating or selling its assets or business, and (c) requires Salem to maintain certain financial ratios and other covenants. Salem has pledged all of its assets as collateral under the Credit Agreement. Additionally, all the Company's stock holdings in its subsidiaries are pledged as collateral.

         In July 1999, the Company used a portion of the net proceeds of the Offering to repay all amounts due under a previous revolving line of credit with the banks, and to repurchase $50 million principal amount of the Notes. The Company wrote off certain deferred financing costs (including bond issue costs of $1.5 million) and paid a premium of $3.9 million on the Notes. The write-off and premium of $3,570,000, net of a $1,986,000 income tax benefit, was recorded as an extraordinary item in the accompanying statement of operations for the year ended December 31, 1999.

         In September 1997, in connection with the issuance of the Notes and the Credit Agreement the Company repaid all amounts due under a previous revolving line of credit with the banks. The Company wrote off certain deferred financing costs and terminated all of its interest rate swap and cap agreements associated with the line of credit (see
Note 6). The write-off and termination fees of $1,185,000, net of a $659,000 income tax benefit, was recorded as an extraordinary item in the accompanying statement of operations for the year ended December 31, 1997.

9 1/2% Senior Subordinated Notes due 2007

         The Notes bear interest at 9 1/2% per annum, with interest payment dates on April 1 and October 1, commencing April 1, 1998. Principal is due on the maturity date, October 1, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002, at the redemption prices specified in the indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (the Company's subsidiaries). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company's obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company. In March 1998, the Company consummated an exchange offer for the original notes (Original Notes) which were issued in September 1997. The exchange offer commenced when the Company's registration statement under the Securities Act of 1933 was declared effective. The Notes are identical in all material respects to the Original Notes except that the Notes do not contain terms with respect to transfer restrictions. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors. The Notes are in general freely transferable without further registration under the Securities Act of 1933.

Other Debt

         In August 1998, in connection with the Company's acquisition of KIEV-AM, the Company agreed to lease the real property on which the station's towers and transmitter are located for $10,000 per month. The Company also agreed to purchase the property for $3 million in February 2000. The Company recorded this transaction in a manner similar to a capital lease. The amount recorded as a long-term obligation at December 31, 1998, represents the present value of the future commitments under the lease and purchase contract, discounted at 8.5%. The obligation is classified as current at December 31, 1999.

         At December 31, 1998, the Company owed $1.8 million to one of its stockholders. The entire amount was paid to the stockholder in April 1999.

         In connection with the acquisition of OnePlace in January 1999, the Company acquired several capital leases related to various data processing equipment. The obligation recorded at December 31, 1999 represents the present value of future commitments under the lease agreements.

         In connection with the acquisition of Gospel Media Network, Inc., the Company incurred an obligation to make future payments to the seller. These payments have been discounted to reflect the present value of the future commitments.

Maturities of Long-Term Debt

         Principal repayment requirements under all long-term debt agreements outstanding at December 31, 1999, for each of the next five years and thereafter are as follows:

               2000...............................     $  3,189
               2001...............................          146
               2002...............................           --
               2003...............................           --
               2004...............................           --
               Thereafter.........................      100,000
                                                       --------
                                                       $103,335
                                                       ========

6. INTEREST RATE CAP AND SWAP AGREEMENTS

         In 1996 and 1997 Salem had entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. In September 1997, in connection with the issuance of the Notes and the Credit Agreement the Company terminated all of its interest rate swap and cap agreements for aggregate fees of $417,000. The Company wrote off these costs (unamortized swap fee of $201,000 and the swap termination fee of $417,000) in September 1997. This write-off, net of income tax benefit, was included in the extraordinary loss in the accompanying statement of operations for the year ended December 31, 1997 (see Note 5).

7. INCOME TAXES

         As discussed in Note 1, prior to the Reorganization, New Inspiration and Golden Gate were S Corporations for income tax purposes. Accordingly, any federal and state income tax liability on net income of the S Corporations has been the liability of shareholders of the S Corporations. The S Corporation status of New Inspiration and Golden Gate was terminated in the Reorganization, which was effective August 13, 1997, and the income of New Inspiration and Golden Gate will thereafter be subject to federal and state income taxes. The accompanying consolidated statements of operations include an unaudited pro forma income tax adjustment, using an estimated combined effective tax rate of approximately 40%, to reflect the estimated income tax expense of the Company as if New Inspiration and Golden Gate had been subject to federal and state income taxes for the periods presented. In connection with the Reorganization, which resulted in the termination of the S Corporation status of New Inspiration and Golden Gate, the Company recorded a deferred tax liability and provision of approximately $609,000 in December 1997.

         In connection with the 1999 acquisition of CCM the Company recorded a net deferred tax liability of $1,468,000, which was recorded as an increase to the deferred tax liability and is not reflected in the income tax benefit in 1999.

         The consolidated provision (benefit) for income taxes for Salem consisted of the following at December 31:

                                                      1997         1998      1999
                                                    --------      ------    ------
                                                            (IN THOUSANDS)
         Current:
           Federal..............................     $  (149)     $  --     $   --
           State................................         618        387        509
                                                     -------      -----     ------
                                                         469        387        509
         Deferred:
           Federal..............................      (1,162)      (467)    (3,507)
           State................................         140       (263)      (599)
                                                     --------     -----    -------
                                                      (1,022)      (730)    (4,106)
         Current tax benefit reflected in net
           extraordinary loss...................        (659)        --     (1,986)
                                                     -------     ------    -------
         Income tax provision (benefit).........     $   106     $ (343)   $(1,611)
                                                     =======     ======    =======

         The consolidated deferred tax asset and liability consisted of the following at December 31:

                                                     1998       1999
                                                    -------    ------
                                                     (IN THOUSANDS)
Deferred tax assets:
  Financial statement accruals not currently
     deductible .............................       $   665    $ 1,140
  Net operating loss, AMT credit and other
     carryforwards ..........................         2,367      4,846
  State taxes ...............................           122        176
  Other .....................................            --        537
                                                    -------    -------
Total deferred tax assets ...................         3,154      6,699
Valuation allowance for deferred tax assets .           (95)       (95)
                                                    -------    -------
Net deferred tax assets .....................         3,059      6,604

Deferred tax liabilities:
  Excess of net book value of property,
    plant, equipment and software for
    financial reporting purposes over tax
    basis ...................................         4,263      4,291
  Excess of net book value of intangible
    assets for financial reporting purposes
    over tax basis ..........................         7,305      7,842
  Other .....................................           629        971
                                                    -------    -------
Total deferred tax liabilities ..............        12,197     13,104
                                                    -------    -------
Net deferred tax liabilities ................       $ 9,138    $ 6,500
                                                    =======    =======

         A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before income taxes, is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                           1997      1998     1999
                                                           ----      ----     -----
Statutory federal income tax rate......................     (34)%    (34)%    (34)%
State income taxes, net................................      49        4        1
Nondeductible expenses.................................       5        7        7
Exclusion of income taxes of S corporations and the
  Partnership..........................................     (76)      --       --
Change in taxable entity (S corporation to
  C corporation).......................................      56       --       --
Other, net.............................................      10        5       --
                                                            ---      ---      ---
                                                             10%     (18)%    (26)%
                                                            ===      ===      ===

         The S Corporations had book income before income taxes of $2,400,000 in 1997. This amount includes the S Corporations' 85% ownership interest in Beltway.

         At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $13,500,000 which expire in years 2010 through 2019 and for state income tax purposes of approximately $10,900,000 which expire in years 2000 through 2014. The Company has federal alternative minimum tax credit carryforwards of approximately $147,000. For financial reporting purposes, a valuation allowance of $95,000 has been provided in 1999 and 1998 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.

8. COMMITMENTS AND CONTINGENCIES

         Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $4,800,000, $4,800,000 and $6,000,000 in 1997, 1998, and 1999, respectively.

         Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, are as follows:

                                  RELATED
                                  PARTIES      OTHER       TOTAL
                                  -------     -------     -------
                                           (IN THOUSANDS)
2000.......................       $ 1,501     $ 4,827     $ 6,328
2001.......................         1,515       4,055       5,570
2002.......................         1,244       3,316       4,560
2003.......................         1,160       3,119       4,279
2004.......................           990       2,921       3,911
Thereafter.................         2,994      11,658      14,652
                                  -------     -------     -------
                                  $ 9,404     $29,896     $39,300
                                  =======     =======     =======

         The Company is involved in certain legal actions and claims arising in the normal course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, operations and cash flows.

         The Company has a deferred compensation agreement with one of its officers, which provides for retirement payments to the officer for a period of ten consecutive years, if he remains employed by the Company until age 60. The retirement payments are based on a formula defined in the agreement. The estimated obligation under the deferred compensation agreement is being provided for over the service period. At December 31, 1998 and 1999, a liability of approximately $432,000 and $494,000 respectively, is included in other liabilities in the accompanying balance sheet for the amounts earned under this agreement.

9.  STOCK OPTION PLAN

         The 1999 Stock Incentive Plan (the Plan) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 1,000,000 shares were authorized under the Plan. Options generally vest over five years and have a maximum term of 10 years. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. At December 31, 1999, the Company had 695,500 shares available for future grants under its Plan.

         A summary of stock option activity is as follows:

                                                                                    WEIGHTED AVERAGE
                                               OPTION PRICE     WEIGHTED AVERAGE    CONTRACTUAL LIFE
                                    OPTIONS      PER SHARE       EXERCISE PRICE    REMAINING IN YEARS
                                    -------   ---------------   ----------------   ------------------
Outstanding at December 31, 1998         --                --             --               --
  Grants                            304,500   $22.50 - $27.06         $22.65              9.5
                                    -------   ---------------         ------              ---

Outstanding at December 31, 1999    304,500   $22.50 - $27.06         $22.65              9.5
                                    =======   ===============         ======              ===

         No options were exercisable as of December 31, 1999.

         The Company has adopted the disclosure-only provisions of SFAS No.
123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the results of operations for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, amortized over the vesting period, for awards in 1999 consistent with the provisions of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the pro forma amounts as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1997       1998       1999
                                                  -------    -------    -------
Net loss                                          $(2,378)   $(1,581)   $(8,045)
Pro forma net loss                                 (2,378)    (1,581)    (8,845)
Pro forma basic and diluted loss per share        $ (0.14)   $ (0.09)   $ (0.44)

Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the year ended December 31, 1999 was $11.36. The pro forma effect on the Company's net loss and basic and diluted loss per share for 1999 is not representative of the pro forma effect in future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1999: dividend yield of 0%; expected volatility of 58.0%; risk-free interest rate of 5.8%; expected life of 4 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the fair value of its employee stock options.

10. RELATED PARTY TRANSACTIONS

         In December 1998, the Company borrowed $1.8 million from a stockholder pursuant to a promissory note with a revolving principal amount of up to $2.5 million. The outstanding balance on the note as of December 31, 1998 was $1.8 million (see Note 5). The note was repaid in full and cancelled in April 1999.

         In January 1998, the Company borrowed $1.5 million from another stockholder pursuant to another promissory note with a revolving principal amount of up to $2.5 million. The Company repaid all amounts outstanding in May 1998 and the note was cancelled.

         A stockholder's trust owns real estate on which certain assets of two radio stations are located. One of the stations, KAVC-FM, was sold during 1998. Salem, in the ordinary course of its business, entered into two separate lease agreements with this trust. Rental expense included in operating expense for 1997, 1998 and 1999 amounted to $57,000, $60,000 and $48,000, respectively.

         Land and buildings occupied by various Salem radio stations are leased from the stockholders of Salem. Rental expense under these leases included in operating expense for 1997, 1998 and 1999 amounted to $1.0 million, $1.0 million and $1.4 million, respectively.

         In October 1997, the Company assigned its contract with a tower construction company to build a broadcast tower in Houston to the principal shareholders subject to the principal shareholders obtaining financing. The principal shareholders obtained such financing on December 31, 1997 and reimbursed the Company for its costs and expenses under the contract, which amounted to approximately $3.7 million.

         In June 1997, the Company entered into a local marketing agreement
(LMA) with a corporation, Sonsinger, Inc. (Sonsinger), owned by two of Salem's stockholders for radio station KKOL-AM. The stockholders and the Company are parties to an Option to Purchase Agreement whereunder the Company had been granted an option to purchase KKOL-AM from the stockholders at any time on or before December 31, 1999 at a price equal to the lower of the cost of the station to the stockholders, $1.4 million, and its fair market value as determined by an independent appraisal. The Company acquired KKOL-AM from Sonsinger on April 30, 1999 for $1.4 million and associated real estate for $400,000. Under the LMA, Salem programs KKOL-AM and sells all the airtime.
Salem retains all of the revenue and incurs all of the expenses related to the operation of KKOL-AM and incurred approximately $64,000, $164,000 and $43,000 in 1997, 1998 and 1999, respectively in LMA fees to Sonsinger.

         From time to time, the Company rents an airplane and a helicopter from a company which is owned by one of the principal stockholders. As approved by the independent members of the Company's board of directors, the Company rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. Total rental expense for these aircraft for 1997, 1998 and 1999 amounted to approximately $60,000, $69,000 and $156,000, respectively.

11.  DEFINED CONTRIBUTION PLAN

         In 1993, the Company established a 401(k) defined contribution plan (the Plan), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 25% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their compensation per pay period. Prior to January 1, 1999, the Company matched 10% of the amounts contributed by each participant but did not match participants' contributions in excess of 10% of their compensation per pay period. The Company contributed and expensed $80,000, $87,000 and $237,000 to the Plan in 1996, 1997 and 1999 respectively.

12.  STOCKHOLDERS' EQUITY

         On March 31, 1999, the Company changed its domicile from California to Delaware (the Reincorporation). In conjunction with the Reincorporation, the Company's capital structure was changed to authorize 80,000,000 shares of Class A common stock, $0.01 par value, 20,000,000 shares of Class B common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value. In the Reincorporation, the previously outstanding 5,553,696 shares of common stock were converted into 11,107,392 shares of Class A common stock and 5,553,696 shares of Class B common stock.

         In April 1999, the Company filed a registration statement for an initial public offering (the Offering) of its Class A common stock with the Securities and Exchange Commission. In connection with the Offering, the Company's board of directors approved a 67-for-one stock dividend on the Company's Class A and Class B common stock. All references in the accompanying financial statements to Class A and Class B common stock and per share amounts have been retroactively adjusted to give effect to the stock dividend.

         Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share, except for specified related party transactions. Holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, except that holders of Class A common stock vote separately for two independent directors.

         The Company established, in connection with the completion of the Offering, the 1999 Stock Incentive Plan under which awards of stock options, performance awards, restricted stock, stock appreciation rights, stock payments, dividend equivalents, stock bonuses, stock sales, phantom stock and other stock-based benefits may be granted (see Note 9).

         On May 26, 1999, the Company awarded 75,000 shares of Class A common stock to an officer of the Company. The Company also agreed to pay the individual federal and state income tax liabilities associated with the stock award. The Class A common stock award was valued based on the initial public offering price and along with the compensation resulting from the payment of the individual federal and state income taxes associated with the award was recognized as compensation expense of $2.6 million during the year ended December 31, 1999.

         Upon the closing of the Company's initial public offering, the Company issued 6,720,000 shares of the Company's Class A common stock at $22.50 per share, generating gross offering proceeds of $151.2 million. After deducting a $9.6 million underwriting discount and $1.5 million in other related expenses, the net proceeds to Salem were $140.1 million.

         In addition, two selling stockholders sold 2,940,000 shares of the Company's Class A common stock (including 1,260,000 shares sold by the stockholders as a result of the exercise by the managing underwriters of their over-allotment option subsequent to the initial offering) to the underwriting syndicate at the same price per share raising gross proceeds of $66.2 million. After deducting a $4.2 million underwriting discount the net proceeds to the selling stockholders were $62.0 million. Salem did not receive any monies from the sale of shares of the Company's Class A common stock by these selling stockholders.

13. SUBSEQUENT EVENTS (Unaudited)

         Subsequent to December 31, 1999, the Company purchased the assets (principally intangibles) of the following radio stations:

                                                                     PURCHASE
ACQUISITION DATE          STATION         MARKET SERVED               PRICE
----------------          -------         -------------           --------------
                                                                  (IN THOUSANDS)
January 4, 2000.......    WNIV-AM
                          and WLTA-AM     Atlanta, GA                $ 8,000
January 10, 2000......    WABS-AM         Washington, D.C.             4,100
January 25, 2000......    KJQI-FM         San Francisco, CA            8,000
February 15, 2000.....    KAIM-AM/FM      Honolulu, HI                 1,800
February 16, 2000.....    KHNR-AM
                          and KGU-AM      Honolulu, HI                 1,700
                                                                     -------
                                                                     $23,600
                                                                     =======

         In November 1999, the Company agreed to purchase radio station WGKA-AM, Atlanta, Georgia, for $8 million. The Company anticipates this purchase will close in April 2000.

         In December 1999, the Company agreed to purchase all of the outstanding shares of stock of Reach Satellite Network, Inc. (RSN), for $3.1 million. RSN owns and operates Solid Gospel, a radio broadcasting network that produces and distributes music programming to its own radio stations WBOZ-FM and WVRY-FM, Nashville, Tennessee, and to independent radio station affiliates. RSN also owns and operates SolidGospel.com, a web site on the Internet. The Company anticipates this purchase will close in April 2000.

         On January 18, 2000, the Company purchased real property in Dallas, Texas, for $885,000.

         In January 2000, the Company agreed to exchange its radio station KPRZ-FM, Colorado Springs, Colorado, plus $7.5 million, for radio station KSKY-AM, Dallas, Texas. The Company anticipates this exchange will occur in May 2000.

         On February 25, 2000, the Company purchased the KIEV-AM transmitter site in Los Angeles, California, for $2.8 million. This amount was included in current portion of long-term debt at December 31, 1999.

         In March 2000, the Company agreed to purchase the following radio stations for $185.6 million: KDGE-FM, Dallas, Texas, KALC-FM, Denver, Colorado, KXMX-FM and KEZY-AM, Los Angeles, California, WYGY-FM and WBOB-AM, Cincinnati, Ohio, and WRMR-AM and WKNR-AM, Cleveland, Ohio. The Company anticipates this purchase will close in the third quarter of 2000. In connection with this agreement the Company deposited a $25 million irrevocable letter of credit with an escrow agent. Under the agreement Salem is subject to a liquidated damages provision. If the Company fails to consummate the purchase or otherwise terminates the agreement it is required to pay the seller $21.4 million in addition to the $25 million letter of credit, which would be disbursed to the seller.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

                                     March 31                June 30              September 30              December 31
                               --------------------    --------------------    --------------------    ----------------------
                                 1998        1999        1998      1999(1)       1998        1999        1998         1999
                               --------    --------    --------    --------    --------    --------    --------    ----------
                                                           (in thousands, except per share data)
Total revenue                  $ 17,702    $ 21,520    $ 18,702    $ 22,718     $19,232    $ 23,100    $ 22,255    $ 26,208
Net operating income              2,932       2,936       3,399         (89)      4,067       2,345       3,514       2,788
Net income (loss) before
  extraordinary item               (574)     (1,308)       (785)     (3,516)        184        (138)       (406)        487
Extraordinary loss                   --          --          --          --          --      (3,570)         --          --
Net income (loss)              $   (574)   $ (1,308)   $   (785)   $ (3,516)    $   184    $ (3,708)   $   (406)   $    487
Basic and diluted earnings
  (loss) per share before
  extraordinary item           $  (0.03)   $  (0.08)   $  (0.05)   $  (0.21)    $  0.01    $  (0.01)   $  (0.02)   $   0.02
Extraordinary loss per share         --          --          --          --          --       (0.15)         --          --
Basic and diluted earnings
  (loss) per share             $  (0.03)   $  (0.08)   $  (0.05)   $  (0.21)    $  0.01    $  (0.16)   $  (0.02)   $   0.02

----------------
(1) Includes a charge of $2.6 million ($1.9 million net of tax) related to stock and related cash award made during the quarter.

                        SALEM COMMUNICATIONS CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS                       DEDUCTIONS
                                                       -------------------------      ---------------------------
                                       BALANCE AT      CHARGED TO     CHARGED TO                       BALANCE AT
                                      BEGINNING OF      COST AND        OTHER          BAD DEBT          END OF
Description                              PERIOD         EXPENSES       ACCOUNTS       WRITE-OFFS         PERIOD
-----------                           ------------     ----------     ----------      ----------       ----------
                                                               (DOLLARS IN THOUSANDS)
Year Ended December 31, 1997 ..          $1,005          $1,283          $ --          $(1,039)          $1,249
Allowance for doubtful accounts

Year Ended December 31, 1998 ..           1,249           2,087            --           (2,474)             862
Allowance for doubtful accounts

Year Ended December 31, 1999 ..             862           2,670            --           (1,779)           1,753
Allowance for doubtful accounts

                        SALEM COMMUNICATIONS CORPORATION

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
     EXHIBIT                                                           NUMBERED
      NUMBER                       DESCRIPTION                          PAGES
     -------                       -----------                      ------------

      4.16 Amendment No. 1 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto.

      4.17 Amendment No. 2 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto.

     10.05.13 Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas).

     10.05.16 Atenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/ Denver, Colorado).

     10.08.01 Local Marketing Agreement dated August 13, 1999 between Concord Group, Inc. and Radio 1210, Inc.

     10.08.02 Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and Genesis Communications, Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia.

     10.08.03 Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem Media of Georgia, Inc. and Salem Communications Corporation (WGKA-AM, Atlanta, Georgia).

     21.01    Subsidiaries of Salem.

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