Form 10-Q
period 2000-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2000-05-15
CIK 1050606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    As of May 1, 2000 there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

                        SALEM COMMUNICATIONS CORPORATION

                                     INDEX

                                                                                                 PAGE NO.
COVER PAGE................................................................................           1

INDEX.....................................................................................           2

PART I - FINANCIAL INFORMATION............................................................           4

         Item 1.  Financial Statements (Unaudited)........................................           4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................           8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............          12

PART II - OTHER INFORMATION...............................................................          12

         Item 1.  Legal Proceedings.......................................................          12

         Item 2.  Changes in Securities and Use of Proceeds...............................          12

         Item 3.  Defaults upon Senior Securities.........................................          12

         Item 4.  Submission of Matters to a Vote of Security Holders.....................          13

         Item 5.  Other Information.......................................................          13

         Item 6.  Exhibits and Reports on Form 8-K........................................          13

SIGNATURES................................................................................          17

EXHIBIT INDEX.............................................................................          18

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

                         PART I - FINANCIAL INFORMATION

                        SALEM COMMUNICATIONS CORPORATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        SALEM COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             DECEMBER 31                 MARCH 31
                                                                                1999                      2000
                                                                         ------------------------   -----------------
                                                                                                         (UNAUDITED)
                              ASSETS

 Current assets:
     Cash and cash equivalents..................................              $  34,124                        $   4,109
     Accounts receivable (less allowance for doubtful accounts
     of $1,753 in  1999 and $2,089 in 2000).....................                 17,481                           16,534
     Other receivables..........................................                    645                              578
     Prepaid expenses...........................................                  1,628                            2,348
     Due from stockholders......................................                    905                               --
     Deferred income taxes......................................                    732                            1,257
                                                                              ---------                        ---------
 Total current assets...........................................                 55,515                           24,826
 Property, plant and equipment, net.............................                 50,665                           55,434
 Intangible assets, net.........................................                150,520                          171,967
 Bond issue costs...............................................                  2,750                            2,662
 Other assets...................................................                  4,914                            3,842
                                                                              ---------                        ---------
 Total assets...................................................              $ 264,364                        $ 258,731
                                                                              =========                        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable and accrued expenses......................              $   3,856                        $   3,502
     Accrued compensation and related...........................                  2,047                            2,178
     Accrued interest...........................................                  2,546                                2
     Deferred subscription revenue..............................                  1,670                            1,798
     Income taxes...............................................                    148                              305
     Current portion of long-term debt and capital lease
     obligations................................................                  3,248                              373
                                                                              ---------                        ---------
 Total current liabilities......................................                 13,515                            8,158
 Long-term debt, less current portion...........................                100,087                          101,090
 Deferred income taxes..........................................                  7,232                            7,599
 Other liabilities..............................................                    691                              702
 Stockholders' equity:
     Class A common stock, $.01 par value; authorized 80,000,000
     shares; issued and outstanding 17,902,392 shares...........                    179                              179
     Class B common stock, $.01 par value; authorized 20,000,000
     shares; issued and outstanding 5,553,696 shares............                     56                               56
     Additional paid-in capital.................................                147,380                          147,380
     Accumulated deficit........................................                 (4,776)                          (6,433)
                                                                              ----------                       ---------
 Total stockholders' equity.....................................                142,839                          141,182
                                                                              ---------                        ---------
 Total liabilities and stockholders' equity.....................              $ 264,364                        $ 258,731
                                                                              =========                        =========

                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31
                                                             1999                 2000
                                                          -----------           -----------
Gross broadcasting revenue........................        $    22,326          $    24,662
Less agency commissions...........................              1,901                2,053
                                                          -----------          -----------
Net broadcasting revenue..........................             20,425               22,609
Other media revenue...............................              1,095                1,791
                                                          -----------          -----------
Total revenue.....................................             21,520               24,400

Operating expenses:
    Broadcasting operating expenses...............             11,379               12,705
    Other media operating expenses................              1,298                4,144
    Corporate expenses............................              1,796                2,454
    Depreciation and amortization (including
       $195 in 1999 and $494 in 2000 for
       other media businesses)....................              4,111                4,939
                                                          -----------          -----------
Total operating expenses..........................             18,584               24,242
                                                          -----------          -----------

Net operating income..............................              2,936                  158

Other income (expense):
    Interest income...............................                 25                  288
    Interest expense..............................             (4,375)              (2,520)
    Other expense.................................               (120)                (287)
                                                          -----------          -----------
Loss before income taxes..........................             (1,534)              (2,361)
Benefit for income taxes..........................               (226)                (704)
                                                          ------------         ------------
Net loss..........................................        $    (1,308)         $    (1,657)
                                                          ============         ===========

Basic and diluted loss per share..................        $      (.08)         $      (.07)
                                                          ============         ===========

Basic and diluted weighted average shares
    outstanding...................................         16,661,088            23,456,088
                                                          ===========          ============

                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                           1999             2000
                                                                                         -----------  ----------
               OPERATING ACTIVITIES
               Net loss...........................................................      $  (1,308)       $  (1,657)
               Adjustments to reconcile net loss to net cash provided by operating activities:
                   Depreciation and amortization..................................          4,111            4,939
                   Amortization of bond issue costs and bank loan fees............            144              121
                   Deferred income taxes..........................................           (382)            (158)
                   Changes in operating assets and liabilities:
                      Accounts receivable.........................................          1,285            1,198
                      Prepaid expenses and other current assets...................           (330)              45
                      Accounts payable and accrued expenses.......................         (4,736)          (2,748)
                      Deferred subscription revenue...............................             56              128
                      Other liabilities...........................................           (231)               5
                      Income taxes................................................            136              157
                                                                                        ---------        ---------
               Net cash provided by (used in) operating activities................         (1,255)           2,030

               INVESTING ACTIVITIES
               Capital expenditures...............................................         (1,579)          (3,527)
               Deposits on radio station acquisitions.............................             --             (445)
               Purchases of radio stations........................................             --          (26,465)
               Purchases of other media businesses................................         (8,372)              --
               Other assets.......................................................            (72)             264
                                                                                        ----------       ---------
               Net cash used in investing activities..............................        (10,023)         (30,173)

               FINANCING ACTIVITIES
               Proceeds from issuance of long-term debt and notes payable to
                  stockholders....................................................         13,750            1,000
               Payments of long-term debt and notes payable to stockholders.......         (2,310)          (2,811)
               Payments on capital lease obligations..............................            (42)             (61)
                                                                                        ----------       ----------
               Net cash provided by (used in) financing activities................         11,398           (1,872)
                                                                                        ---------        ----------
               Net increase (decrease) in cash and cash equivalents...............            120          (30,015)
               Cash and cash equivalents at beginning of period...................          1,917           34,124
                                                                                        ---------        ---------
               Cash and cash equivalents at end of period.........................      $   2,037        $   4,109
                                                                                        =========        =========

               Supplemental disclosures of cash flow information:
                   Cash paid during the period for:
                      Interest....................................................      $   7,715        $   4,970
                      Income taxes................................................             20               37




                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

    Information with respect to the three months ended March 31, 2000 and 1999 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

    We purchased the assets (principally intangibles) of the following radio stations:

                                                                                               PURCHASE
                     ACQUISITION DATE                    STATION        MARKET SERVED           PRICE
                     ----------------                    -------        -------------        ------------
                                                                                            (IN THOUSANDS)
                     January 4, 2000................    WNIV-AM
                                                        and WLTA-AM    Atlanta, GA               $  8,000
                     January 10, 2000...............    WABS-AM        Washington, D.C.             4,100
                     January 25, 2000...............    KJQI-FM        San Francisco, CA            8,000
                     February 15, 2000..............    KAIM-AM/FM     Honolulu, HI                 1,800
                     February 16, 2000..............    KHNR-AM
                                                        and KGU-AM     Honolulu, HI                 1,700
                                                                                                 --------
                                                                                                 $ 23,600
                                                                                                 ========

    On January 18, 2000, we purchased real property in Dallas, Texas, for $885,000.

    On January 19, 2000, we agreed to exchange radio station KPRZ-FM, Colorado Springs, Colorado, plus $7.5 million, for radio station KSKY-AM, Dallas, Texas. We anticipate this exchange will occur in May 2000.

    On February 25, 2000, we purchased the KIEV-AM transmitter site in Los Angeles, California, for $2.8 million.

    On March 31, 2000, we purchased all of the outstanding shares of stock of Reach Satellite Network, Inc. (RSN), for $3.1 million. RSN owns and operates Solid Gospel, a radio broadcasting network that produces and distributes music programming to its own radio stations WBOZ-FM and WVRY-FM, Nashville, Tennessee, and to independent radio station affiliates. RSN also owns and operates SolidGospel.com, a web site on the Internet.

    On March 6, 2000, we agreed to purchase the following radio stations for $185.6 million: KDGE-FM, Dallas, Texas, KALC-FM, Denver, Colorado, KXMX-FM and KEZY-AM, Los Angeles, California, WYGY-FM and WBOB-AM, Cincinnati, Ohio, and WRMR-AM and WKNR-AM, Cleveland, Ohio. We anticipate this purchase will close in the third quarter of 2000. In connection with this agreement we deposited a $25 million irrevocable letter of credit with an escrow agent. Under the agreement we are subject to a liquidated damages provision. If we fail to consummate the purchase or otherwise terminate the agreement we are required to pay $21.4 million in addition to the $25 million letter of credit, which would be disbursed to the seller.


NOTE 3.  SUBSEQUENT EVENTS

    On April 4, 2000, we purchased WGKA-AM, Atlanta, Georgia, for $8.0 million. We financed this acquisition primarily by borrowing under our credit facility.

    On April 14, 2000, we agreed to sell the rights to certain software currently owned by OnePlace in exchange for a promissory note in the amount of $1.1 million.

NOTE 4.  BASIC AND DILUTED NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common stock shares and when dilutive, common stock share equivalents outstanding. Options to purchase 342,500 shares of common stock with exercise prices greater than average market prices of common stock were outstanding as of March 31, 2000. These options were excluded from the respective computations of diluted net loss per share because their effect would be anti-dilutive and, as such, basic and diluted net loss per share are the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. See Note 2 to our condensed consolidated financial statements.

    We are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 25 years, is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own or operate 70 radio stations, including 52 stations which broadcast to 21 of the top 25 U.S. markets. We also operate Salem Radio Network, a national radio network offering syndicated talk, news and music programming to over 1,300 affiliated radio stations.

    Historically, the principal sources of our revenue are:

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

    Our cash flow is affected by a transition period experienced by radio stations we have acquired when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial or advisable to change its format. This transition period is when we develop the radio station's program customer and listener base. During this period, these stations typically generate negative or insignificant cash flow.

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

    OnePlace has earned its revenue from the (1) sales of and advertising in print and online catalogs, (2) sales of software and software support contracts,
(3) sales of products, services and banner advertising on the Internet, and (4) sales of web site development services. CCM Communications, Inc. earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as "other media" on our condensed consolidated statements of operations.

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

    RESULTS OF OPERATIONS

    Net Broadcasting Revenue. Net broadcasting revenue increased $2.2 million or 10.8% to $22.6 million for the quarter ended March 31, 2000 from $20.4 million for the same quarter of the prior year. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 provided $500,000 of the increase. On a same station basis, net broadcasting revenue improved $1.7 million or 8.3% to $22.1 million in 2000 from $20.4 million in 1999. Included in the same station comparison are the results of three stations that we began to own or operate in 1999 for a total purchase price of $13.0 million and one station that we began to own in 2000 for a total purchase price of $4.1 million. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and an increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 35.2% for the quarter ended March 31, 2000 from 35.7% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue increased to 51.8% for the quarter ended March 31, 2000 from 51.3% for the same quarter of the prior year.

    Other Media Revenue. Other media revenue increased $700,000 to $1.8 million for the quarter ended March 31, 2000 from $1.1 million for the same quarter in the prior year. The increase is due primarily to the inclusion of three months of revenue during the quarter ended March 31, 2000 as compared to two months in the same quarter of the prior year. We acquired most of our other media businesses in January 1999.

    Broadcasting Operating Expenses. Broadcasting operating expenses increased $1.3 million or 11.4% to $12.7 million for the quarter ended March 31, 2000 from $11.4 million for the same quarter of the prior year. The inclusion of expenses from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 provided $600,000 of the increase. On a same station basis, broadcasting operating expenses increased $700,000 or 6.1% to $12.1 million in 2000 from $11.4 million in 1999, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the same period.

    Other Media Operating Expenses. Other media operating expenses increased $2.8 million to $4.1 million for the quarter ended March 31, 2000 from $1.3 million for the same quarter in the prior year. The increase is due primarily to the inclusion of three months of operating expenses during the quarter ended March 31, 2000 as compared to two months in the same quarter of the prior year and operating expenses due to the acquisitions of AudioCentral.com, Gospel Media Network, Inc. and the Involved Christian Radio Network, which we acquired after March 31, 1999.

    Broadcast Cash Flow. Broadcast cash flow increased $900,000 or 10.0% to $9.9 million for the quarter ended March 31, 2000 from $9.0 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 43.8% in 2000 from 44.3% in 1999. The decrease is primarily attributable to the effect of stations acquired during 1999 that previously operated with formats other than their current format. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $1.0 million or 11.1% to $10.0 million in 2000 from $9.0 million in 1999.

    Corporate Expenses. Corporate expenses increased $700,000 or 38.9% to $2.5 million in the quarter ended March 31, 2000 from $1.8 million for the same quarter of the prior year, primarily due to additional overhead costs associated with radio station and other media acquisitions in 1999 and public reporting and related costs.

    EBITDA. EBITDA decreased $1.9 million or 27.1% to $5.1 million for the quarter ended March 31, 2000 from $7.0 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA decreased to 20.9% in 2000 from 32.6% for the same quarter of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses acquired in 1999, which generated a net loss before depreciation and amortization of $2.4 million for the quarter ended March 31, 2000 as compared to $200,000 for the same quarter of the prior year. EBITDA excluding the other media businesses increased $300,000 or 4.2% to $7.5 million for the quarter ended March 31, 2000 from $7.2 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, EBITDA excluding the other media business decreased to 33.2% in 2000 from 35.3% in 1999. The decrease is primarily attributable to the effect of stations acquired during 1999 that previously operated with formats other than their current format and an increase in corporate expenses.

    Depreciation and Amortization. Depreciation and amortization expense increased $800,000 or 19.5% to $4.9 million for the quarter ended March 31, 2000 from $4.1 million for the same quarter of the prior year. The increase is primarily due to radio station and other media acquisitions consummated during 1999.

    Other Income (Expense). Interest income increased $263,000 to $288,000 for the quarter ended March 31, 2000, from $25,000 for the same quarter of the prior year, primarily due to the interest earned on the investment of the net proceeds of our initial public offering.

Interest expense decreased $1.9 million or 43.2% to $2.5 million for the quarter ended March 31, 2000 from $4.4 million in the same quarter of the prior year. The decrease is primarily due to interest expense associated with $50 million in principal amount of the senior subordinated notes repurchased in July 1999. Other expense increased $167,000 to $287,000 for the quarter ended March 31, 2000 from $120,000 for the same quarter of the prior year primarily due to increased bank commitment fees.

    Benefit for Income Taxes. Benefit for income taxes as a percentage of loss before income taxes (that is, the effective tax rate) was (29.8%) for the quarter ended March 31, 2000 and (14.7%) for the same quarter of the prior year. For the quarter ended March 31, 2000 and 1999 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

    Net Loss. We recognized a net loss of $1.7 million for the quarter ended March 31, 2000 as compared to a net loss of $1.3 million for the same quarter of the prior year.

    After-Tax Cash Flow. After-tax cash flow increased $500,000 or 17.9% to $3.3 million for the quarter ended March 31, 2000 from $2.8 million for the same quarter of the prior year. This increase was partially offset by negative after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) increased $1.8 million or 62.1% to $4.7 million for the quarter ended March 31, 2000 from $2.9 million for the same quarter of the prior year. The increase is primarily due to an increase in broadcast cash flow and a decrease in interest expense.

    LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed acquisitions of radio stations through borrowings, including borrowings under bank credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We received net proceeds of $140.1 million from our initial public offering in July 1999, which was used to pay a portion of our senior subordinated notes and amounts outstanding under our credit facility. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and senior subordinated notes from operating cash flow. At March 31, 2000 we had cash and cash equivalents of $4.1 million and positive working capital of $16.7 million.

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

    At March 31, 2000, we had $1.0 million outstanding under our credit facility. In July 1999, we paid amounts outstanding of $39.8 million with a portion of the net proceeds of our initial public offering. We amended our credit facility principally to increase our borrowing capacity from $75 million to $150 million, to lower the borrowing rates and to modify current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2006. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2001.

    Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%.

    The maximum amount that we may borrow under our credit facility is limited by our debt to cash flow ratio, adjusted for recent radio station acquisitions (the "Adjusted Debt to Cash Flow Ratio"). The maximum Adjusted Debt to Cash Flow Ratio allowed under our credit facility is 6.00 to 1 through December 31, 2000. Thereafter, the maximum ratio will decline periodically until January 1, 2004, at which point it will remain at 4.00 to 1 through June 2006. The Adjusted Debt to Cash Flow Ratio at March 31, 2000 was 4.30 to 1, resulting in a borrowing availability of approximately $77.2 million.

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

    For the quarter ended March 31, 2000 net cash provided by operating activities was $2.0 million as compared to net cash used in operating activities of $1.3 million for the same quarter of the prior year. This was due primarily to a smaller decrease in accrued interest during the quarter ended March 31, 2000 as compared to the same quarter of the prior year.

    Net cash used in investing activities increased to $30.2 million for the quarter ended March 31, 2000, compared to $10.0 million for the same quarter of the prior year, primarily due to acquisitions (cash used of $26.5 million to purchase ten radio stations and a network during the quarter ended March 31, 2000 as compared to cash used of $8.4 million to purchase other media businesses for the same quarter of the prior year).

    For the quarter ended March 31, 2000 net cash used in financing activities was $1.9 million as compared to net cash provided by financing activities of $11.4 million for the same quarter of the prior year. This was due primarily to smaller borrowings during the quarter ended March 31, 2000 as compared to the same quarter of the prior year.

    On March 6, 2000, we agreed to purchase the following radio stations for $186.6 million: KDGE-FM, Dallas, Texas, KALC-FM, Denver, Colorado, KXMX-FM and KEZY-AM, Los Angeles, California, WYGY-FM and WBOB-AM, Cincinnati, Ohio, and WRMR-AM and WKNR-AM, Cleveland, Ohio. We anticipate this purchase will close in the third quarter of 2000. In connection with this agreement we deposited a $25 million irrevocable letter of credit with an escrow agent. Under the agreement we are subject to a liquidated damages provision. If we fail to consummate the purchase or otherwise terminate the agreement we are required to pay $21.4 million in addition to the $25 million letter of credit, which would be disbursed to the seller.

    On April 4, 2000, we purchased WGKA-AM, Atlanta, Georgia, for $8.0 million. We financed this acquisition primarily by a borrowing under our credit facility.

IMPACT OF YEAR 2000

    In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Derivative Instruments. We do not invest, and during the quarter ended March 31, 2000 did not invest, in market risk sensitive instruments.

    Market Risk. Our market risk exposure with respect to financial instruments is to changes in LIBOR and in the "prime rate" in the United States. As of March 31, 2000, we may borrow $77.2 million under our credit facility. At March 31, 2000, we had borrowed $1.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%. At March 31, 2000, the blended interest rate on amounts outstanding under the credit facility was 9.0%. At March 31, 2000, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $10,000 on an annualized basis.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are involved in various routine legal proceedings, incident to the ordinary course of our business. Our management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our consolidated financial condition or our results of operations.

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

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Set forth below is a list of exhibits included as part of this Quarterly
Report:

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
------    -----------------------------------------------------

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

 4.02+    Form of 9 1/2% Senior Subordinated Note (filed as part of Exhibit
          4.01).

 4.03+    Form of Note Guarantee (filed as part of Exhibit 4.01).

 4.04*** Credit Agreement, dated as of September 25, 1997, among Salem, the several Lenders from time to time parties thereto, and The Bank of New
          York, as administrative agent for the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration
          Statement on Form S-4).

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

 4.07***  Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the
          Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of
          America NT&SA, as documentation agent, and the several Lenders
          (incorporated by reference to Exhibit 10.02 of previously filed
          Current Report on Form 8-K).

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

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------------------------------------


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

 4.16+++ Amendment No. 1 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the
              Lenders party thereto.

 4.17+++ Amendment No. 2 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the
              Lenders party thereto.

10.01*        Amended and Restated Employment Agreement, dated as of May 19,
              1999, between Salem and Edward G. Atsinger III.

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

10.05.11.01+  Antenna/tower/studio lease between Pennsylvania Media Associates,
              Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs.
              Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004.

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        ------------------------------------------------------------------
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

10.05.12+     Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain,
              California) and The Atsinger Family Trust expiring in 2002.

10.05.13+++   Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger
              Family Trust/Epperson Family Limited Partnership (KSLR-AM/San
              Antonio, Texas).

10.05.14+     Antenna/turner/studio leases between Salem Media Corporation
              (KLTX-AM/Long Beach and Paramount, California) and Messrs.
              Atsinger and Epperson expiring in 2002.

10.05.15+     Antenna/tower lease between Salem Media of Colorado, Inc.
              (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and
              Epperson expiring 2006.

10.05.16+++   Atenna/tower lease between Salem Media of Colorado, Inc. and
              Atsinger Family Trust/Epperson Family Limited Partnership
              (KRKS-AM/KBJD-AM/Denver, Colorado).

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

10.07.01+     Tower Purchase Agreement dated August 22, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P.

10.07.02+     Amendment to the Tower Purchase Agreement dated November 10, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston,
              L.P.

    EXHIBIT
    NUMBER      DESCRIPTION OF EXHIBITS
    ------      -----------------------------------------------------


10.07.03+    Promissory Note dated November 11, 1997 made by Sonsinger
             Broadcasting Company of Houston, L.P. payable to Salem.

10.07.04+    Promissory Note dated December 24, 1997 made by Salem payable to
             Edward G. Atsinger III.

10.07.05+    Promissory Note dated December 24, 1997 made by Salem payable to
             Stuart W. Epperson.

10.08.01+++  Local Marketing Agreement dated August 13, 1999 between Concord
             Media Group, Inc. and Radio 1210, Inc.

10.08.02+++  Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and Genesis Communications,
             Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia).

10.08.03+++  Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem Media of Georgia, Inc. and Salem
             Communications Corporation (WGKA-AM, Atlanta, Georgia).

10.08.04     Asset Exchange Agreement dated as of January 19, 2000 by and among
             Bison Media, Inc.; AMFM Texas Broadcasting, LP and AMFM Texas
             Licenses, LP (KSKY-AM, Balch Springs, TX; KPRZ-FM, Colorado
             Springs, CO).

10.08.05     Asset Purchase Agreement dated as of March 6, 2000 by and among
             Salem, Citicasters Co., AMFM Texas Broadcasting, LP; AMFM Texas
             Licenses LP; AMFM Ohio, Inc.; AMFM Radio Licenses LLC; Capstar
             Radio Operating Company and Capstar TX Limited Partnership
             (WBOB-AM, KEZY-AM, KXMX-FM, KDGE-FM, WKNR-AM, WRMR-AM, KALC-FM,
             WYGY-FM)

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

21.01+++     Subsidiaries of Salem.

27.01        Financial Data Schedule.




+ Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.

*** Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 1998.

++ Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.

** Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.

* Incorporated by reference to the exhibit of the same number to Salem's Registration Statement on Form S-1 (No. 333-76649) as amended, as declared, effective by the Securities and Exchange Commission on June 30, 1999.

+++ Incorporated by reference to the exhibit of the same number to Salem's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 20000         SALEM COMMUNICATIONS CORPORATION

                             By:  /s/ EDWARD G. ATSINGER III
                                ------------------------------------------------
                                        Edward G. Atsinger III
                                  President and Chief Executive Officer

Date:  May 15, 2000

                             By:  /s/ DIRK GASTALDO
                                ------------------------------------------------
                                        Dirk Gastaldo
                                  Vice President and Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------
10.08.04     Asset Exchange Agreement dated as of January 19, 2000 by and among
             Bison Media, Inc.; AMFM Texas Broadcasting, LP and AMFM Texas
             Licenses, LP (KSKY-AM, Balch Springs, TX; KPRZ-FM, Colorado
             Springs, CO).

10.08.05     Asset Purchase Agreement dated as of March 6, 2000 by and among
             Salem, Citicasters Co., AMFM Texas Broadcasting, LP; AMFM Texas
             Licenses LP; AMFM Ohio, Inc.; AMFM Radio Licenses LLC; Capstar
             Radio Operating Company and Capstar TX Limited Partnership
             (WBOB-AM, KEZY-AM, KXMX-FM, KDGE-FM, WKNR-AM, WRMR-AM, KALC-FM,
             WYGY-FM)

27.01        Financial Data Schedule.