Form 10-Q
period 2000-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2000-08-15
CIK 1050606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 1, 2000 there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

                        SALEM COMMUNICATIONS CORPORATION

                                      INDEX




                                                                                                          PAGE NO.
                                                                                                          --------
COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

         Item 1.  Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.         7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . .        12

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

         Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

         Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .        13

         Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

         Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .        13

         Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19




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

                         PART I - FINANCIAL INFORMATION

                        SALEM COMMUNICATIONS CORPORATION

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

                        SALEM COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                              DECEMBER 31    JUNE 30
                                                                                 1999         2000
                                                                             -------------  ---------
    (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $     34,124   $  4,432
    Accounts receivable (less allowance for doubtful accounts of $1,753 in
    1999 and $2,458 in 2000). . . . . . . . . . . . . . . . . . . . . . . .        17,481     17,529
    Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .           645      1,695
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,628      2,305
    Due from stockholders . . . . . . . . . . . . . . . . . . . . . . . . .           905         --
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           732      1,467
                                                                             -------------  ---------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,515     27,428
Property, plant and equipment, net. . . . . . . . . . . . . . . . . . . . .        50,665     55,695
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . .       150,520    187,342
Bond issue costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,750      2,573
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,914      3,575
                                                                             -------------  ---------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    264,364   $276,613
                                                                             =============  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $      3,856   $  3,992
    Accrued compensation and related. . . . . . . . . . . . . . . . . . . .         2,047      2,265
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,546      2,537
    Deferred subscription revenue . . . . . . . . . . . . . . . . . . . . .         1,670      1,679
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           148        194
    Current portion of long-term debt and capital lease obligations . . . .         3,248        301
                                                                             -------------  ---------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        13,515     10,968
Long-term debt and capital lease obligations, less current portion. . . . .       100,087    113,092
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,232      8,802
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           691        968
Stockholders' equity:
    Class A common stock, $.01 par value; authorized 80,000,000 shares;
       issued and outstanding 17,902,392 shares . . . . . . . . . . . . . .           179        179
    Class B common stock, $.01 par value; authorized 20,000,000 shares;
       issued and outstanding 5,553,696 shares. . . . . . . . . . . . . . .            56         56
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .       147,380    147,380
    Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,776)    (4,832)
                                                                             -------------  ---------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .       142,839    142,783
                                                                             -------------  ---------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $    264,364   $276,613
                                                                             =============  =========




                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)




                                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                            ------------------          ----------------
                                                                                 JUNE 30                     JUNE 30
                                                                            ------------------          ----------------

                                                                  1999           2000         1999           2000
                                                                       ------------  ------------  ------------  ------------
Gross broadcasting revenue.  . . . . . . . . . . . . . . . . . . . . .  $    23,405   $    27,100   $    45,731   $    51,762
Less agency commissions . .  . . . . . . . . . . . . . . . . . . . . .        2,007         2,282         3,908         4,335
                                                                       ------------  ------------  ------------  ------------

Net broadcasting revenue.. . . . . . . . . . . . . . . . . . . . . . .       21,398        24,818        41,823        47,427
Other media revenue . . .  . . . . . . . . . . . . . . . . . . . . . .        1,320         2,006         2,415         3,797
                                                                       ------------  ------------  ------------  ------------
Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,718        26,824        44,238        51,224

Operating expenses:
    Broadcasting operating expenses. . . . . . . . . . . . . . . . . .       10,970        13,506        22,349        26,211
    Other media operating expenses.. . . . . . . . . . . . . . . . . .        1,974         3,971         3,272         8,115
    Stock and related cash grant. .. . . . . . . . . . . . . . . . . .        2,550            --         2,550
    Corporate expenses. . . . . . .. . . . . . . . . . . . . . . . . .        2,568         2,818         4,364         5,272

    Depreciation and amortization (including
       $795 and $745 for the quarter ended June
       30, 1999 and 2000 and $980 and $1,239                                  4,745         5,399         8,856        10,338
       for the six months ended June 30, 1999                          ------------  ------------  ------------  ------------
       and 2000, for other media businesses)
Total operating expenses . . . . . . . . . . . . . . . . . . . . . . .       22,807        25,694        41,391        49,936
                                                                       ------------  ------------  ------------  ------------

Net operating income (loss)  . . . . . . . . . . . . . . . . . . . . .          (89)        1,130         2,847         1,288

Other income (expense):
    Interest income . . . .  . . . . . . . . . . . . . . . . . . . . .           24            63            49           351
    Gain (loss) on disposal of assets  . . . . . . . . . . . . . . . .         (197)        4,408          (197)        4,408
    Interest expense. . . . . . . . .  . . . . . . . . . . . . . . . .       (4,552)       (2,699)       (8,927)       (5,219)
    Other expense, net. . . . . . . .  . . . . . . . . . . . . . . . .          (76)         (133)         (196)         (420)
                                                                       ------------  ------------  ------------  ------------
Income (loss) before income taxes . .  . . . . . . . . . . . . . . . .       (4,890)        2,769        (6,424)          408
Provision (benefit) for income taxes.  . . . . . . . . . . . . . . . .       (1,374)        1,168        (1,600)          464
                                                                       ------------  ------------  ------------  ------------
Net income (loss) . . . . . . . . . .  . . . . . . . . . . . . . . . .  $    (3,516)  $     1,601   $    (4,824)  $       (56)
                                                                       ============  ============  ============  ============

Basic and diluted income (loss) per share. . . . . . . . . . . . . . .  $      (.21)  $       .07   $      (.29)  $      (.00)
                                                                       ============  ============  ============  ============

Basic and diluted weighted
     Average shares outstanding . . . . .. . . . . . . . . . . . . . .   16,690,758    23,456,088    16,675,923    23,456,088
                                                                       ============  ============  ============  ============




See  accompanying  notes

                        SALEM COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                          --------------------
                                                                                            1999       2000
                                                                                          ---------  ---------
OPERATING ACTIVITIES
Net loss         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (4,824) $     (56)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .              8,856     10,338
    Amortization of bond issue costs and bank loan fees. . . . . . . . . . . . .                287        243
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,840)        96
    (Gain) loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . . .                197     (4,408)
    Noncash stock grant. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,687          -
    Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .                859        185
       Prepaid expenses and other current assets . . . . . . . . . . . . . . . .               (612)       126
       Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .             (1,721)       327
       Deferred subscription revenue . . . . . . . . . . . . . . . . . . . . . .               (111)         9
       Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (220)       271
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 11         46
                                                                                  ------------------  ---------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .              2,569      7,177

INVESTING ACTIVITIES
Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3,639)    (5,800)
Deposits on radio station acquisitions . . . . . . . . . . . . . . . . . . . . .               (750)       (45)
Purchases of radio stations. . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,786)   (41,580)
Purchases of other media businesses. . . . . . . . . . . . . . . . . . . . . . .             (8,372)         -
Proceeds from disposal of property, plant and equipment and intangible assets. .                 50        400
Expenditures for tower construction project held for sale. . . . . . . . . . . .               (410)         -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (219)        98
                                                                                  ------------------  ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .            (15,126)   (46,927)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable to stockholders . . .             18,750     13,000
Payments of long-term debt and notes payable to stockholders . . . . . . . . . .             (5,110)    (2,810)
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . . . . .               (106)      (132)
Payments of stock offering costs . . . . . . . . . . . . . . . . . . . . . . . .               (748)         -
                                                                                  ------------------  ---------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .             12,786     10,058
                                                                                  ------------------  ---------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .                229    (29,692)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .              1,917     34,124
                                                                                  ------------------  ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .  $           2,146   $  4,432
                                                                                  ==================  =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           8,758   $  4,954
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                229        322




See  accompanying  notes

                        SALEM COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

     Information with respect to the three months and six months ended June 30, 2000 and 1999 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

NOTE  2.  ACQUISITIONS  AND  OTHER  SIGNIFICANT  EVENTS

     We purchased the assets (principally intangibles) of the following radio stations:



ACQUISITION DATE         STATION           MARKET SERVED     PURCHASE PRICE
----------------   -------------------   -----------------   --------------
                                                             (IN THOUSANDS)

January 4, 2000    WNIV-AM and WLTA-AM   Atlanta, GA         $        8,000
January 10, 2000   WABS-AM               Washington, D.C.             4,100
January 25, 2000   KJQI-FM               San Francisco, CA            8,000
February 15, 2000  KAIM-AM/FM            Honolulu, HI                 1,800
February 16, 2000  KHNR-AM and KGU-AM    Honolulu, HI                 1,700
April 4, 2000      WGKA-AM               Atlanta, GA                  8,000
June 30, 2000      KSKY-AM               Dallas, TX                  13,000
                                                             --------------
                                                             $       44,600
                                                             ==============




     On January 18, 2000, we purchased real property in Dallas, TX, for $885,000.

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

     In March 2000, we agreed to purchase the following radio stations for $185.6 million: KDGE-FM, Dallas, Texas, KALC-FM, Denver, Colorado, KXMX-FM and KEZY-AM, Los Angeles, California, WYGY-FM and WBOB-AM, Cincinnati, Ohio, and WRMR-AM and WKNR-AM, Cleveland, Ohio. We anticipate this purchase will close in the third quarter of 2000. In connection with this agreement we deposited a $25 million irrevocable letter of credit with an escrow agent. Under the agreement we are subject to a liquidated damages provision. If we fail to consummate the purchase or otherwise terminates the agreement we are required to pay the seller $21.4 million in addition to the $25 million letter of credit, which would be disbursed to the seller.

     On April 14, 2000 we sold certain software products of OnePlace for $1.1 million. We took back a promissory note with interest at the rate of 9% per annum, compounded monthly. Both principal and interest shall be due and payable in one installment on April 14, 2001.

     On June 2, 2000, we agreed to exchange radio station KKHT-FM, Houston, Texas for radio stations WALR-FM, Atlanta, Georgia, KLUP-AM, San Antonio,
 Texas, and WSUN-AM, Tampa, Florida. We anticipate this transaction to close in the second half of 2000.

NOTE 3. SUBSEQUENT EVENTS

     On July 1, 2000 we sold certain assets of OnePlace for $650,000. We received 20% of the purchase price or $130,000 on July 12, 2000. We took back a promissory note in the amount of $520,000 with interest at the prime rate adjusted quarterly. Both principal and interest shall be due and payable in one installment on June 30, 2005. The note is collateralized by the assets conveyed.

     On July 14, 2000, we agreed to sell radio station KLTX-AM, Los Angeles, CA for approximately $30 million. We anticipate this transaction to close in the third quarter of 2000.

NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common stock shares and when dilutive, common stock share equivalents outstanding. Options to purchase 305,500 shares of common stock with exercise prices greater than average market prices of common stock were outstanding as of June 30, 2000. These options were excluded from the respective computations of diluted net loss per share because their effect would be anti-dilutive and, as such, basic and diluted net loss per share are the same.

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

     We are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 25 years, is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own or operate 72 radio stations, including 53 stations which broadcast to 22 of the top 25 U.S. markets. We also operate Salem Radio Network, a national radio network offering syndicated talk, news and music programming to over 1,300 affiliated radio stations.

     Historically,  the  principal  sources  of  our  revenue  are:

    -the sale of block program time, both to national and local program producers,

    -the sale of advertising time on our radio stations, both to national and local advertisers, and

    -the  sale  of  advertising  time  on  our  national  radio  network.

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

     In the following discussion of our results of operations, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a "same station" basis. We include in our same station comparisons the results of operations of radio stations and network formats that:

    -we  own  or  operate  for  all  of  both  periods;

    -we acquire or begin to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) is in a market in which we already own or operate a radio station or network format and (ii) is integrated with the existing station or network format for our internal financial reporting purposes; or

    -we sell or cease to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) was integrated with another station or network format in a market for our internal financial reporting purposes prior to the sale or cessation of operations and (ii) we continue to own or operate the other station or network format following the sale or cessation of operations.

     We include in our same station comparisons the results of operations of our integrated stations and network formats from the date that we acquire or begin to operate them or through the date that we sell or cease to operate them, as the case may be.

     RESULTS  OF  OPERATIONS

QUARTER  ENDED  JUNE  30,  2000  COMPARED  TO  QUARTER  ENDED  JUNE  30,  1999

     Net Broadcasting Revenue. Net broadcasting revenue increased $3.4 million or 15.9% to $24.8 million for the quarter ended June 30, 2000 from $21.4 million for the same quarter of the prior year. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 provided $1.0 million of the increase. On a same station basis, net revenue improved $2.4 million or 11.2% to $23.8 million for the quarter ended June 30, 2000 from $21.4 million for the same quarter of the prior year. Included in the same station comparison are the results three stations that we began to own or operate in 1999 for a total purchase price of $13.0 million and one station that we began to own or operate in 2000 for a total purchase price of $4.1 million. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 36.6% for the quarter ended June 30, 2000 from 37.1% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 49.1% for the quarter ended June 30, 2000 from 49.5% for the same quarter of the prior year.

     Other Media Revenue. Other media revenue increased $700,000 or 53.8% to $2.0 million for the quarter ended June 30, 2000 from $1.3 million for the same quarter in the prior year. The increase is due primarily to the inclusion of revenues from the acquisitions of AudioCentral.com, Gospel Media Network, Inc. and the Involved Christian Radio Network, which we acquired after June 30, 1999.

     Broadcasting Operating Expenses. Broadcasting operating expenses increased $2.5 million or 22.7% to $13.5 million for the quarter ended June 30, 2000 from $11.0 million for the same quarter of the prior year. The inclusion of expenses from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 and provided $1.1 million of the increase. On a same station basis, broadcasting operating expenses increased $1.4 million or 12.7% to $12.4 million for the quarter ended June 30, 2000 from $11.0 million for the same quarter of the prior year, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the same period.

     Other Media Operating Expenses. Other media operating expenses increased $2.0 million or 100.0% to $4.0 million for the quarter ended June 30, 2000 from $2.0 million for the same quarter in the prior year. The increase is due primarily to the inclusion of operating expenses from the acquisitions of AudioCentral.com, Gospel Media Network, Inc. and the Involved Christian Radio Network, which we acquired after June 30, 1999.

     Broadcast Cash Flow. Broadcast cash flow increased $900,000 or 8.7% to $11.3 million for the quarter ended June 30, 2000 from $10.4 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 45.6% for the quarter ended June 30, 2000 from 48.6% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 1999 that previously operated with formats other than their current format. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $1.0 million or 9.6% to $11.4 million for the quarter ended June 30, 2000 from $10.4 million for the same quarter of the prior year.

     Corporate Expenses. Corporate expenses increased $200,000 or 7.7% to $2.8 million in the quarter ended June 30, 2000 from $2.6 million in the same quarter of the prior year, primarily due to additional overhead costs associated with radio station and other media acquisitions in 1999 and 2000 and public reporting and related costs.

     EBITDA. EBITDA decreased $700,000 or 9.7% to $6.5 million for the quarter ended June 30, 2000 from $7.2 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA decreased to 24.3% for the quarter ended June 30, 2000 from 31.8% for the same quarter of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses acquired in 1999, which generated a net loss before depreciation and amortization of $2.0 million for the quarter ended June 30, 2000 as compared to $700,000 for the same quarter of the prior year. EBITDA excluding the other media businesses increased $600,000 or 7.6% to $8.5 million for the quarter ended June 30, 2000 from $7.9 million for the same quarter in the prior year. As a percentage of net broadcasting revenue, EBITDA excluding the other media business decreased to 34.3% for the quarter ended June 30, 2000 from 36.9% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 1999 that previously operated with formats other than their current format.

     Depreciation and Amortization. Depreciation and amortization expense increased $700,000 or 14.9% to $5.4 million for the quarter ended June 30, 2000 from $4.7 million for the same quarter of the prior year. The increase is primarily due to radio station and other media acquisitions consummated during 1999.

     Other Income (Expense). Interest income increased $39,000 to $63,000 for the quarter ended June 30, 2000 from $24,000 for the same quarter of the prior year, primarily due to the interest earned on the investment of any excess cash. Gain on disposal of assets of $4.4 million for the quarter ended June 30, 2000 is primarily due to a gain recognized on the sale of radio station KPRZ-FM partially offset by the loss on sale of certain assets of our other media businesses. Interest expense decreased $1.8 million or 40.0% to $2.7 million for the quarter ended June 30, 2000 from $4.5 million for the same quarter of the prior year. The decrease is primarily due to interest expense associated with $50 million in principal amount of the senior subordinated notes repurchased in July 1999. Other expense, net increased $57,000 to $133,000 for the quarter ended June 30, 2000 from $76,000 for the same quarter in the prior year primarily due to increased bank commitment fees.

     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was 42.1% for the quarter ended June 30, 2000 and (28.1)% for the same quarter of the prior year. For the quarter ended June 30, 2000 and 1999 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

     Net Income (Loss). We recognized net income of $1.6 million for the quarter ended June 30, 2000 as compared to a net loss of $3.5 million for the same quarter of the prior year.

     After-Tax Cash Flow. After-tax cash flow increased $1.1 million or 33.3% to $4.4 million for the quarter ended June 30, 2000 from $3.3 million for the same quarter of the prior year. This increase was offset by negative after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) increased $1.8 million or 48.6% to $5.5 million for the quarter ended June 30, 2000 from $3.7 million for the same quarter of the prior year. The increase is primarily due to the gain on sale of assets, a decrease in interest expense and an increase in broadcast cash flow.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net Broadcasting Revenue. Net broadcasting revenue increased $5.6 million or 13.4% to $47.4 million for the six months ended June 30, 2000 from $41.8 million for the same period of the prior year. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 provided $1.6 million of the increase. On a same station basis, net revenue improved $4.0 million or 9.6% to $45.8 million for the six months ended June 30, 2000 from $41.8 million for the same period of the prior year. Included in the same station comparison are the results three stations that we began to own or operate in 1999 for a total purchase price of $13.0 million and one station that we began to own or operate in 2000 for a total purchase price of $4.1 million. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and an increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 36.0% for the six months ended June 30, 2000 from 36.4% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue was 50.4% for the six months ended June 30, 2000 and 1999.

     Other Media Revenue. Other media revenue increased $1.4 million to $3.8 million for the six months ended June 30, 2000 from $2.4 million for the same period of the prior year. The increase is due primarily to the inclusion of revenues from the acquisitions of AudioCentral.com, Gospel Media Network, Inc. and the Involved Christian Radio Network, which we acquired after June 30, 1999.

     Broadcasting Operating Expenses. Broadcasting operating expenses increased $3.9 million or 17.5% to $26.2 million for the six months ended June 30, 2000 from $22.3 million for the same period of the prior year. The inclusion of expenses from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 provided $1.8 million of the increase. On a same station basis, broadcasting operating expenses increased $2.1 million or 9.4% to $24.4 million for the six months ended June 30, 2000 from $22.3 million for the same period of the prior year, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the same period.

     Other Media Operating Expenses. Other media operating expenses increased $4.8 million to $8.1 million for the six months ended June 30, 2000 from $3.3 million for the same period of the prior year. The increase is due primarily to the inclusion of operating expenses from the acquisitions of AudioCentral.com, Gospel Media Network, Inc. and the Involved Christian Radio Network, which we acquired after June 30, 1999.

     Broadcast Cash Flow. Broadcast cash flow increased $1.7 million or 8.7% to $21.2 million for the six months ended June 30, 2000 from $19.5 million for the same period of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 44.7% for the six months ended June 30, 2000 from 46.6% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 1999 that previously operated with formats other than their current format. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $1.9 million or 9.7% to $21.4 million for the six months ended June 30, 2000 from $19.5 million for the same period of the prior year.

     Corporate Expenses. Corporate expenses increased $900,000 or 20.5% to $5.3 million in the six months ended June 30, 2000 from $4.4 million in the same period of the prior year, primarily due to additional overhead costs associated with radio station and other media acquisitions in 1999 and 2000 and public reporting and related costs.

     EBITDA. EBITDA decreased $2.7 million or 18.9% to $11.6 million for the six months ended June 30, 2000 from $14.3 million for the same period of the prior year. As a percentage of total revenue, EBITDA decreased to 22.7% for the six months ended June 30, 2000 from 32.4% for the same period of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses acquired in 1999, which generated a net loss before depreciation and amortization of $4.3 million for the six months ended June 30, 2000 as compared to $900,000 for the same period of the prior year. EBITDA excluding the other media businesses increased $700,000 or 4.6% to $15.9 million for the six months ended June 30, 2000 from $15.2 million for the same period of the prior year. As a percentage of net broadcasting revenue, EBITDA excluding the other media business decreased to 33.5% for the six months ended June 30, 2000 from 36.4% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 1999 that previously operated with formats other than their current format.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million or 15.7% to $10.3 million for the six months ended June 30, 2000 from $8.9 million for the same period of the prior year. The increase is primarily due to radio station and other media acquisitions consummated during 1999 and 2000.

     Other Income (Expense). Interest income increased $302,000 to $351,000 for the six months ended June 30, 2000 from $49,000 for the same period of the prior year, primarily due to the interest earned on the investment of the net proceeds of our initial public offering. Gain on disposal of assets of $4.4 million for the six months ended June 30, 2000 is primarily due to a gain recognized on the sale of radio station KPRZ-FM partially offset by the loss on sale of certain assets of our other media businesses. Interest expense decreased $3.6 million or 40.9% to $5.2 million for the six months ended June 30, 2000 from $8.8 million in the same period of the prior year. The decrease is primarily due to interest expense associated with $50 million in principal amount of the senior subordinated notes repurchased in July 1999. Other expense, net increased $224,000 to $420,000 for the six months ended June 30, 2000 from $196,000 for the same period of the prior year primarily due to increased bank commitment fees.

     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was 113.7% for the six months ended June 30, 2000 and (24.9)% for the same period of the prior year. For the six months ended June 30, 2000 and 1999 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

     Net Income (Loss). We recognized a net loss of $56,000 for the six months ended June 30, 2000 as compared to a net loss of $4.8 million for the same period of the prior year.

     After-Tax Cash Flow. After-tax cash flow increased $1.5 million or 24.6% to $7.6 million for the six months ended June 30, 2000 from $6.1 million for the same period of the prior year. This increase was offset by negative after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) increased $3.3 million or 47.8% to $10.2 million for the six months ended June 30, 2000 from $6.9 million for the same period of the prior year. The increase is primarily due to the gain on sale of assets, a decrease in interest expense and an increase in broadcast cash flow.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     We have historically financed acquisitions of radio stations through borrowings, including borrowings under bank credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We received net proceeds of $140.1 million from our initial public offering in July 1999, which was used to pay a portion of our senior subordinated notes and amounts outstanding under our credit facility. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and senior subordinated notes from operating cash flow. At June 30, 2000 we had $4.4 million of cash and cash equivalents and positive working capital of $16.5 million.

     We will fund future acquisitions from cash on hand, borrowings under our Credit facility, other borrowings, sales of existing radio stations and operating cash flow; the aggregate purchase price for all pending acquisitions exceeds the maximum amount that we may currently borrow under our current credit facility. We are evaluating alternatives to fund these acquisitions including amending our current credit facility to allow a greater debt to cash flow ratio, selling some of our existing radio stations, and obtaining bridge financing. Subject to the satisfaction of certain conditions, we have obtained commitments from our lenders to allow for such amendment and to provide such financing. We believe that cash on hand, cash flow from operations, borrowings under our credit facility, proceeds from the sale of some of our existing radio stations and anticipated bridge financing will be sufficient to permit us to meet our financial obligations, fund our pending acquisitions and fund operations for at least the next twelve months.

     At June 30, 2000, we had $13.0 million outstanding under our current credit facility. In July 1999, we paid amounts outstanding of $39.8 million with a portion of the net proceeds of the offering. We amended our credit facility principally to increase our borrowing capacity from $75 million to $150 million, to lower the borrowing rates and to modify current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2006. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2001.

     Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%.

     The maximum amount that we may borrow under our credit facility is limited by our debt to cash flow ratio, adjusted for recent radio station acquisitions (the "Adjusted Debt to Cash Flow Ratio"). The maximum Adjusted Debt to Cash Flow Ratio allowed under our credit facility is 6.00 to 1 through December 31, 2000. Thereafter, the maximum ratio will decline periodically until January 1, 2004, at which point it will remain at 4.00 to 1 through June 2006. The Adjusted Debt to Cash Flow Ratio at June 30, 2000 was 4.82 to 1, resulting in a borrowing availability of approximately $64.2 million.

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

     Net cash provided by operating activities increased to $7.2 million for the Six months ended June 30, 2000 compared to $2.6 million in the same period of the prior year. The increase is primarily due to a decrease in interest expense ($3.7 million), an increase in accounts payable ($1.7 million) and an increase in depreciation and amortization expenses ($1.4 million) for the six months ended June 30, 2000 as compared to the prior year.

     Net cash used in investing activities increased to $46.9 million for the six months ended June 30, 2000 compared to $15.1 million for the same period of the prior year, primarily due to acquisitions (cash used of $41.5 million to purchase 12 radio stations and a network during the quarter ended June 30, 2000 as compared to cash used of $10.2 million to purchase one radio station and other media businesses for the same period of the prior year).

     Net cash used provided by financing activities decreased to $10.0 million for the six months ended June 30, 2000 compared to $12.8 million for the same period of the prior year. This was due primarily to smaller borrowings during the six months ended June 30, 2000 as compared to the same period of the prior year.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Derivative Instruments. We do not invest, and during the quarter ended June 30, 2000 did not invest, in market risk sensitive instruments.

     Market Risk. Our market risk exposure with respect to financial instruments is to changes in LIBOR and in the "prime rate" in the United States. As of June 30, 2000, we may borrow $53.3 million under our credit facility. At June 30, 2000, we had borrowed $13.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1%, and the LIBOR spread ranges from 0.875% to 2.25%. At June 30, 2000, the blended interest rate on amounts outstanding under the credit facility was 8.9%. At June 30, 2000, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $130,000 on an annualized basis.
                           PART II - OTHER INFORMATION

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Annual Meeting of Stockholders of the Company held on May 24, 2000, the following matters were submitted to a vote of stockholders:
A.     Election  of  the  following  nominees  as  directors  of  the  Company:
1. Stuart W. Epperson was elected by a vote of 71,809,554 for, with 1,575 withheld;
2. Edward G. Atsinger III was elected by a vote of 71,798,254 for, with 12,675 withheld;
3. Eric H. Halvorson was elected by a vote 71,808,956 for, with 1,975 withheld;
4. Roland S. Hinz was elected by a vote of 71,809,479 for, with 1,450 withheld;
5. Donald P. Hodel was elected by a vote of 16,272,444 for, with 1,975 withheld;
6. Richard A. Riddle was elected by a vote of 71,808,956 for, with 1,975 withheld; and
7. Joseph S. Schuchert was elected by a vote of 16,272,494 for, with 1,475 withheld.
The total number of shares of Class A common stock outstanding as of April 3, 2000, the record date for the Annual Meeting, was 17,902,392; the total number of Class B common stock outstanding as of that date was 5,553,696.

ITEM  5.  OTHER  INFORMATION

     Not  applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

     Set  forth  below  is a list of exhibits included as part of this Quarterly
Report:


(a)     EXHIBITS

     Set  forth  below  is  a  list  of  exhibits  included  as  part  of  this  Quarterly  Report:

  EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBITS
-----------  --------------------------------------------------------------------------------------------------------

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


  10.03.01+  Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson.
  10.03.02+  First Amendment to Employment Contract, dated April 22, 1996, between Salem and Eric H. Halvorson.
  10.03.03+  Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson.
  10.03.04+  Deferred Compensation Agreement, dated November 7, 1991, between Salem and Eric H. Halvorson.
  10.03.05*  Third Amendment to Employment Agreement, entered into May 26, 1999, between Salem and Eric
             Halvorson.
  10.05.01+  Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger
             and Epperson expiring 2007.
  10.05.02+  Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs.
             Atsinger and Epperson expiring 2007.
  10.05.03+  Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and
             Epperson expiring 2007.
  10.05.04+  Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota)
             and Messrs. Atsinger and Epperson expiring in 2006.
  10.05.05+  Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and
             Messrs. Atsinger and Epperson expiring 2008.
  10.05.06+  Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003.
  10.05.07+  Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and
             Messrs. Atsinger and Epperson expiring 2002.
  10.05.08+  Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs.
             Atsinger and Epperson expiring in 2002.
  10.05.09+  Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger
             Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004.
10.05.11.01+ Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-
             AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio,
             Inc., expiring 2004.
10.05.11.02+Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-
             AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living
             Trust expiring 2004.
  10.05.12+  Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger
             Family Trust expiring in 2002.
10.05.13+++  Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family
             Limited Partnership (KSLR-AM/San Antonio, Texas).
  10.05.14+  Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount,
             California) and Messrs. Atsinger and Epperson expiring in 2002.
  10.05.15+  Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and
             Messrs. Atsinger and Epperson expiring 2006.
10.05.16+++  Atenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family
             Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado).
10.05.17.01+ Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G.
             Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002.
10.05.17.02+ Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon and
             Messrs. Atsinger and Epperson expiring 2002.
  10.05.18+  Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh,
             Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring
             2003.
  10.05.19+  Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-
             Atsinger 1983 Family Trust expiring 2007.
  10.05.20+  Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and
             Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005.
  10.05.21+  Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The
             Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006.
 10.05.22++  Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and
             Sonsinger Broadcasting Company of Houston, LP expiring 2008.
 10.05.23++  Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger
             Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009.
  10.06.05+  Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting
             Corporation of Dallas and Inspiration Media of Texas, Inc. (KEWS, Arlington, Texas; KDFX, Dallas,
             Texas).
  10.06.07+  Asset Purchase Agreement dated June 2, 1997 by and between New England Continental Media, Inc. and
             Hibernia Communications, Inc. (WPZE-AM, Boston, Massachusetts).
  10.06.08+  Option to Purchase dated as of August 18, 1997 by and between Sonsinger, Inc. and Inspiration Media,
             Inc. (KKOL-AM, Seattle, Washington).
 10.06.09++  Asset Purchase Agreement dated as of April 13, 1998 by and between New Inspiration Broadcasting
             Company and First Scientific Equity Devices Trust (KIEV-AM, Glendale, California) (incorporated by reference to Exhibit 2.01 of the previously filed Current Report on Form 8-K).


  10.06.10*  Asset Purchase Agreement dated as of April 1, 1999 by and between Inspiration Media, Inc. and
             Sonsinger, Inc. (KKOL-AM, Seattle, Washington).
  10.07.01+  Tower Purchase Agreement dated August 22, 1997 by and between Salem and Sonsinger Broadcasting
             Company of Houston, L.P.
  10.07.02+  Amendment to the Tower Purchase Agreement dated November 10, 1997 by and between Salem and
             Sonsinger Broadcasting Company of Houston, L.P.
  10.07.03+  Promissory Note dated November 11, 1997 made by Sonsinger Broadcasting Company of Houston, L.P.
             payable to Salem.
  10.07.04+  Promissory Note dated December 24, 1997 made by Salem payable to Edward G. Atsinger III.
  10.07.05+  Promissory Note dated December 24, 1997 made by Salem payable to Stuart W. Epperson.
10.08.01+++  Local Marketing Agreement dated August 13, 1999 between Concord Media Group, Inc. and Radio 1210,
             Inc.
10.08.02+++  Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and
             Genesis Communications, Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia).
10.08.03+++  Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem
             Media of Georgia, Inc. and Salem Communications Corporation (WGKA-AM, Atlanta, Georgia).
10.08.04++++ Asset Exchange Agreement dated as of January 19, 2000 by and among Bison Media, Inc.; AMFM Texas
             Broadcasting, LP and AMFM Texas Licenses, LP (KSKY-AM, Balch Springs, TX; KPRZ-FM, Colorado
             Springs, CO).
10.08.05++++ Asset Purchase Agreement dated as of March 6, 2000 by and among Salem, Citicasters Co., AMFM Texas
             Broadcasting, LP; AMFM Texas Licenses LP; AMFM Ohio, Inc.; AMFM Radio Licenses LLC; Capstar
             Radio Operating Company and Capstar TX Limited Partnership (WBOB-AM, KEZY-AM, KXMX-FM,
             KDGE-FM, WKNR-AM, WRMR-AM, KALC-FM, WYGY-FM)
   10.08.06  Asset Exchange Agreement dated as of May 31, 2000 by and among Salem; South Texas Broadcasting,
             Inc.; Cox Radio, Inc.; and CXR Holdings, Inc. (WALR-FM, Athens, GA; WSUN-AM, Plant City, FL,
             KLUP-AM, Terrell Hills, TX, KKHT-FM, Conroe, TX).
   10.08.07  Asset Purchase Agreement dated as of July 2000, by and among Salem Media of California and Hi-Favor
             Broadcasting, LLC (KLTX-AM Long Beach, CA).
  10.09.01+  Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000.
  10.09.02+  Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face
  10.09.03+  Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000.
     10.10*  1999 Stock Incentive Plan.
   21.01+++  Subsidiaries of Salem.
      27.01  Financial Data Schedule.

+ Incorporated by reference to the exhibit of the same number,unless otherwise noted, of Salem's Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
*** Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 1998.
++   Incorporated  by  reference  to  the  exhibit  of  the  same number, unless otherwise noted, of Salem's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
** Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
* Incorporated by reference to the exhibit of the same number to Salem's Registration Statement on Form S-1 (No. 333-76649) as amended, as declared, effective by the Securities and Exchange Commission on June 30, 1999. +++ Incorporated by reference to the exhibit of the same number to Salem's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
++++ Incorporated by reference to the exhibit of the same number to Salem's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2000.

(b)     REPORTS  ON  FORM  8-K

     No  reports  on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 14, 20000                        SALEM COMMUNICATIONS CORPORATION

                                               By: /s/ EDWARD G. ATSINGER III
                                               ---------------------------------------------
                                               Edward G. Atsinger III
                                               President and Chief Executive Officer

Date:  August 14, 2000

                                               By: /s/ DIRK GASTALDO
                                               ---------------------------------------------
                                               Dirk Gastaldo
                                               Vice President and Chief Financial Officer
                                               (Principal Financial Officer)



EXHIBIT  INDEX




EXHIBIT
NUMBER     DESCRIPTION OF EXHIBITS
--------   ------------------------------------------------------------------------------------------------------------------------

10.08.06   Asset Exchange Agreement dated as of May 31, 2000 by and among
           Salem; South Texas Broadcasting, Inc.; Cox Radio, Inc.;

10.08.07   Asset Purchase Agreement dated as of July 14, 2000, by and among
           Salem Media of California and Hi-Favor Broadcasting, LLC (KLTX-AM

27.01      Financial Data Schedule
