Form 10-Q
period 2000-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2000-11-14
CIK 1050606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        COMMISSION FILE NUMBER 333-76649

                        SALEM COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




DELAWARE . . . . . . . . . . . . . . . .              77-0121400
(STATE OR OTHER JURISDICTION OF. . . . .        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION) . . . . .  IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD, SUITE 300
CAMARILLO, CALIFORNIA. . . . . . . . . .                   93012
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of November 1, 2000 there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

                        SALEM COMMUNICATIONS CORPORATION

                                      INDEX


                                                                   PAGE  NO.
                                                                   ---------

COVER  PAGE                                                            1

INDEX                                                                  2

PART  I  -  FINANCIAL  INFORMATION                                     3

     Item  1.  Financial  Statements  (Unaudited)                      4

     Item  2.  Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations      9

     Item  3.  Quantitative  and  Qualitative  Disclosures  About
               Market  Risk                                           16

PART  II  -  OTHER  INFORMATION                                       16

     Item  1.  Legal  Proceedings                                     16

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds        16

     Item  3.  Defaults  upon  Senior  Securities                     16

     Item  4.  Submission  of  Matters  to  a  Vote  of  Security
               Holders                                                16

     Item  5.  Other  Information                                     16

     Item  6.  Exhibits  and  Reports  on  Form  8-K                  17

SIGNATURES                                                            22

SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD  LOOKING  STATEMENTS

     This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements, other than statements of historical facts, included in this report that address activities, events or developments that Salem Communications Corporation, a Delaware corporation (the "Company"), expects or anticipates will or may occur in the future, including such things as business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," or words of similar import are intended to identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks: general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the various disclosures made by the Company to advise interested parties of certain risks and other factors that may affect the Company's business and operating results, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                         PART I - FINANCIAL INFORMATION

                        SALEM COMMUNICATIONS CORPORATION

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

                        SALEM COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           December 31   September 30
                                                                               1999          2000
                                                                          -------------  ------------
                                                                                          (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   34,124  $    8,098
    Accounts receivable (less allowance
    for doubtful accounts of $1,753
    in 1999 and $2,901 in 2000) . . . . . .  . . . . . . . . . . . . . . .       17,481      20,719
    Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .         645         618
    Prepaid interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .          --       6,462
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,628       1,685
    Due from stockholders . . . . . . . . . . . . . . . . . . . . . . . . .         905          --
    Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . .         732       2,318
                                                                             ----------  ----------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      55,515      39,900
Property, plant and equipment, net. . . . . . . . . . . . . . . . . . . . .      50,665      67,138
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . .     150,520     357,040
Bond issue costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,750       2,485
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,914       7,613
                                                                             ----------  ----------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  264,364  $  474,176
                                                                             ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $    3,856  $    4,875
    Accrued compensation and related. . . . . . . . . . . . . . . . . . . .       2,047       2,638
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,546         732
    Deferred subscription revenue . . . . . . . . . . . . . . . . . . . . .       1,670       1,494
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         148         243
    Current portion of long-term debt and capital lease obligations.  . . .       3,248         123
                                                                             ----------  ----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      13,515      10,105

Long-term debt and capital lease obligations, less current portion. . . . .     100,087     288,750
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,232      17,718
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         691       1,034
Stockholders' equity:
    Class A common stock, $.01 par value; authorized 80,000,000 shares;
       issued and outstanding 17,902,392 shares.                                    179         179
    Class B common stock, $.01 par value; authorized 20,000,000 shares;
       issued and outstanding 5,553,696 shares .                                     56          56
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .     147,380     147,380
    Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . .      (4,776)      8,954
                                                                             ----------  ----------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .     142,839     156,569
                                                                             ----------  ----------
Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .  $  264,364  $  474,176
                                                                             ==========  ==========



















                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30                 September 30
                                                              ------------------------     ------------------------
                                                                 1999          2000           1999          2000
                                                             ----------    ----------      ----------    ----------
Gross broadcasting revenue. . . . . . . . . . . . . . . . .  $   23,584    $   30,227      $   69,315    $   81,989
Less agency commissions. . . . . . . . . . . . . . . . .. .       2,020         2,567           5,928         6,902
                                                             ----------    ----------      ----------    ----------
Net broadcasting revenue. . . . . . . . . . . . . . . . . .      21,564        27,660          63,387        75,087
Other media revenue. . . . . . . . . . . . . . . . . . . .        1,536         2,151           3,951         5,948
                                                             ----------    ----------      ----------    ----------
Total revenue. . . . . . . . . . . . . . . . .. . . . . . .      23,100        29,811          67,338        81,035
Operating expenses:
 Broadcasting operating expenses. . . . . . . . . . . . . .      11,198        15,671          33,547        41,882
 Other media operating expenses. . . . . . . . . . . . . .        2,939         3,398           6,211        11,513
 Corporate expenses. . . . . . . . . . . . . . . . . . . .        1,967         2,518           6,331         7,790
 Stock and related cash grant. . . . . . . . . . . . . . .           --            --           2,550            --
Depreciation and amortization (including $576 and
   $689 for the quarter ended September 30, 1999
   and 2000 and $1,556 and $1,928 for the nine
   months ended September 30, 1999 and 2000 for
   other media businesses). . . . . . . . . . . . . . . . .       4,651         6,655          13,057        16,993
                                                             ----------    ----------      ----------    ----------
 Total operating expenses. . . . . . . . . . . . . . . . .       20,755        28,242          62,146        78,178
                                                             ----------    ----------      ----------    ----------
Net operating income. . . . . . . . . . . . . . . .. . . .        2,345         1,569           5,192         2,857
Other income (expense):
 Interest income. . . . . . . . . . . . . . . . . . . . . .         489            75             538           426
 Gain (loss) on disposal of assets. . . . . . . . . . . . .          --        25,577            (197)       29,985
 Interest expense. . . . . . . . . . . . . . . . . . . . .       (2,756)       (4,797)        (11,683)      (10,016)
 Other expense, net . . . . . . . . . . . . . . . . . . . .        (170)         (355)           (366)         (775)
                                                             ----------    ----------      ----------    ----------
Income (loss) before income taxes and extraordinary item. .         (92)       22,069          (6,516)       22,477
Provision (benefit) for income taxes. . . . . . . . . . . .          46         8,283          (1,554)        8,747
                                                             ----------    ----------      ----------    ----------
Income (loss) before extraordinary item. . . . . . . . . .         (138)       13,786          (4,962)       13,730
Extraordinary loss net of income tax benefit. . . . . . . .      (3,570)           --          (3,570)           --
                                                             ----------    ----------      ----------    ----------
Net income (loss) . . . . . . . . . . . . . . . . .  . . . . $   (3,708)   $   13,786      $   (8,532)   $   13,730
                                                             ==========    ==========      ==========    ==========


Basic and diluted net income (loss) per share before
        extraordinary item . . . . . . . . . . . . . . . . . $     (.01)   $      .59      $     (.26)   $       59
Extraordinary loss. . . . . . . . . . . . . . . . .. . . . .       (.15)           --            (.19)           --
                                                             ----------    ----------      ----------    ----------
Basic and diluted net income (loss) per share. . ..  . . . . $     (.16)   $      .59      $     (.45)   $     . 59
                                                             ==========    ==========      ==========    ==========
Basic and diluted weighted shares outstanding. . . . . . . . 23,456,088    23,456,088      18,935,978    23,456,088
                                                             ==========    ==========      ==========    ==========
























                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                  --------------------------
                                                                                      1999          2000
                                                                                  ------------  ------------
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (8,532)  $     13,730
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .  13,507         16,993
    Amortization of bond issue costs and loan fees. . . . . . . . . . . . . . . . . . .   408            600
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(3,873)         8,161
    Loss (gain) on sale of assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   197        (29,985)
    Loss on early extinguishments of debt before tax benefit. . . . . . . . . . . . . . 5,556             --
    Noncash stock grant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,688             --
    Changes in operating assets and liabilities:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   258         (3,028)
       Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . .(1,170)        (5,717)
       Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . .(5,201)          (222)
       Deferred subscription revenue. . . . . . . . . . . . . . . . . . . . . . . . . .    19           (176)
       Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (108)           337
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    77             95
                                                                                  -----------   ------------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .       2,826            788

INVESTING ACTIVITIES
Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(5,874)       (11,404)
Deposits on radio station acquisitions. . . . . . . . . . . . . . . . . . . . . . . . .  (500)            --
Purchases of radio stations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (11,863)      (227,436)
Purchases of other media businesses . . . . . . . . . . . . . . . . . . . . . . . . .  (8,672)             --

Proceeds from disposal of property, plant and equipment and intangible assets . . . . .    50         30,030
Expenditures for tower construction project held for sale . . . . . . . . . . . . . . .  (410)            --
Proceeds from sale of tower construction project. . . . . . . . . . . . . . . . . . . .   914             --
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (305)           213
                                                                                  -----------   ------------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .     (26,660)      (208,597)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable to stockholders. . . . .    18,750        188,750
Net proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . . 140,097             --
Payments of long-term debt and notes payable to stockholders. . . . . . . . . . . . . (94,860)        (2,810)
Payments on capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . .    (172)          (210)
Payment of premium on senior subordinated notes . . . . . . . . . . . . . . . . . . .  (3,875)            --

Payment of costs related to bank credit facility and bridge loan facility . . . . . .    (709)        (3,947)
                                                                                  -----------   ------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .      59,231        181,783
                                                                                  -----------   ------------
Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . .      35,397        (26,026)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . .     1,917         34,124
                                                                                  -----------   ------------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . $    37,314   $      8,098
                                                                                  ===========   ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    15,076   $     10,622
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         275            490















                             See accompanying notes

                        SALEM COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1.  BASIS  OF  PRESENTATION

     Information with respect to the three months and nine months ended September 30, 2000 and 1999 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries ("Salem", or "the Company"), for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

NOTE  2.  ACQUISITIONS  AND  OTHER  SIGNIFICANT  TRANSACTIONS

     We purchased the assets (principally intangibles) of the following radio stations for cash during the nine months ended September 30, 2000:

                                                                     ALLOCATED
ACQUISITION DATE          STATION          MARKET SERVED          PURCHASE PRICE
----------------          -------          -------------          --------------
                                                                 (IN  THOUSANDS)

January  4,  2000       WNIV-AM  and  WLTA-AM     Atlanta, GA              8,000
January  10,  2000      WABS-AM                   Washington,  D.C.        4,100
January  25,  2000      KJQI-FM                   San  Francisco,  CA      8,000
February  15,  2000     KAIM-AM/FM                Honolulu,  HI            1,800
February  16,  2000     KHNR-AM  and  KGU-AM      Honolulu,  HI            1,700
April  4,  2000         WGKA-AM                   Atlanta,  GA             8,000
June  30,  2000         KSKY-AM                   Dallas,  TX             13,000
August  24,  2000       KALC-FM                   Denver,  CO            100,000
August  24,  2000       KDGE-FM                   Dallas,  TX             33,995
August  24,  2000       WYGY-FM                   Cincinnati,  OH         18,536
August  24,  2000       KEZY-AM                   Anaheim,  CA            12,473
August  24,  2000       KXMX-FM                   Anaheim,  CA             9,114
August  24,  2000       WKNR-AM                   Cleveland,  OH           6,794
August  24,  2000       WRMR-AM                   Cleveland,  OH           4,320
August  24,  2000       WBOB-AM                   Cincinnati,  OH            368
                                                                      ----------
                                                                      $  230,200
                                                                      ==========

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

     On August 4, 2000, we sold our interest in our contract with KOZ.com in exchange for two promissory notes totaling $370,000.

     On  August  22,  2000,  we  sold  the  assets of radio station KLTX-AM, Los

Angeles, California for $29.5 million to a corporation owned by one of our Board members.

     On August 29, 2000, we entered into an agreement to exchange the assets of radio station KDGE-FM, Dallas, Texas for the assets of radio station KLTY-FM, Dallas, Texas. We anticipate this transaction to close in the fourth quarter of 2000.

     On September 1, 2000, we exchanged the assets of radio station KKHT-FM, Houston, Texas for the assets of radio stations WALR-FM, Atlanta, Georgia, KLUP-AM, San Antonio, Texas, and WSUN-AM, Tampa, Florida.

     On September 6, 2000, we agreed to exchange The assets of radio station KDGE-FM, Dallas, Texas, for the assets of radio station KLTY-FM, Dallas, Texas. We anticipate this transaction to close in the fourth quarter of 2000.

     On September 18, 2000, we agreed to sell the assets of radio station KALC-FM, Denver, Colorado for $100 million. We anticipate this transaction to close in the first quarter of 2001.

NOTE  3.  DEBT

     In August 2000, we amended our credit facility and obtained a bridge loan principally to finance the acquisition of eight radio stations on August 24, 2000. To finance the acquisitions we borrowed $109.1 million under the amended credit facility and $58 million under the bridge loan facility with $7.1 million of the proceeds used to fund a 12-month interest reserve.

     At September 30, 2000, we had $130.8 million outstanding under our credit facility. Our amended credit facility increased our borrowing capacity from $150 million to $225 million, lowered the borrowing rates and modified current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2007. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2002.

     At September 30, 2000, we had $58.0 million outstanding under our bridge facility with a balance of $6.5 million in the interest reserve. On November 7, 2000 we paid off the bridge facility using available cash, interest reserves and $48.3 million of borrowing under our existing credit facility. The bridge facility would otherwise have matured on August 23, 2001 had we not paid it off. Amounts outstanding under the bridge facility bore a floating interest rate of LIBOR plus a spread. The spread ranged from 5% to 6.5%. Interest was payable quarterly. Warrants for 4% of our fully diluted common stock were issued on August 24, 2000 but not released to the lenders. The warrants were canceled upon the pay off of the bridge loan. Since the bridge facility was replaced with borrowings under our long-term credit facility, the borrowings under the bridge facility are classified as long-term debt in our financial statements as of September 30, 2000.

NOTE  4.  SUBSEQUENT  EVENTS

     On October 2, 2000, we purchased the assets of radio station KCBQ-AM, San Diego, California for $4.25 million.

     On October 5, 2000, we purchased the assets of radio station WGTK-AM, Louisville, Kentucky for $1.75 million.

     On October 20, 2000, we agreed to acquire the assets of radio stations WWTC-AM, Minneapolis, Minnesota and WZER-AM, Milwaukee, Wisconsin for $7 million. We anticipate this transaction to close in the first quarter of 2001.

     On November 7, 2000, we paid off our short-term bridge financing using available cash, interest reserves and $48.3 million of borrowing under our existing credit facility.

     On November 9, 2000, we entered into an agreement to exchange the assets of radio station WHK-AM, Cleveland, Ohio and WHK-FM, Canton, Ohio plus $10.5 million for the transmitting facility of radio station WCLV-FM, Cleveland, Ohio. We anticipate this transaction to close in the first half of 2001.

     On November 10, 2000, we entered into an agreement to purchase the assets of radio station WXRT-AM, Chicago, Illinois for $29 million. We anticipate this transaction to close in the first half of 2001.

     In  November  2000,  we entered into an agreement to purchase the assets of
radio   station   WRBP-AM,  Warren,  Ohio   for  $675,000.  We  anticipate  this
transaction  to  close  in  the  first  quarter  of  2001.

NOTE  5.  UNAUDITED PRO FORMA INFORMATION

     Pro forma information indicating the operating results of the radio stations acquired by the Company during the nine months ended September 30, 2000, as if such acquisitions had occurred at the beginning of the year, is not presented for such radio stations which changed the programming format, because the Company generally changes the programming format such that the source and nature of revenue and operating expenses are significantly different than they were prior to the acquisition and, accordingly, historical and pro forma financial information has not been considered meaningful by management.

     During the nine months ended September 30, 2000, the Company purchased Twenty-three radio stations and a network, some of which the format remained unchanged. The pro forma unaudited results of operations for the nine months ended September 30, 1999 and September 30, 2000 presented below give effect to the purchase of radio stations and networks acquired where the format has not been changed. In addition, the pro forma unaudited results of operations give effect to the increased borrowing (net of proceeds from the sale of KLTX-AM, Los Angeles, California, and KALC-FM, Denver, Colorado) associated with these in-format stations as if they occurred on January 1, 1999. The pro forma statements of operations include adjustments for increases in depreciation expense, amortization expense and interest expense.

     The  pro  forma   unaudited   results  exclude  the  results,  and  related
depreciation expense, amortization expense and interest expense, of KALC-FM, which the Company has agreed to sell.

                                          Nine Months Ended September 30
                                           1999                        2000
                                         --------                   ---------
                                        (In thousands, except per share data)
Net revenues. . . . . . . . . .. . . . . .$83,047                     $95,874
Net income (loss). . . . . . .. . . . . . (11,440)                     12,335
Per share data:
    Basic and diluted earnings (loss) . . . (0.60)                       0.53

     The allocation of the purchase price reflected in the September 30, 2000 condensed consolidated balance sheet is preliminary for some of the stations acquired. The Company has arranged to obtain an independent valuation of the acquired property, plant and equipment and intangible assets. Management expects to receive the completed reports during the fourth quarter of 2000.

NOTE  6.  BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares and when dilutive, common stock share equivalents outstanding. Options to purchase 354,500 shares of common stock with exercise prices greater than average market prices of common stock were outstanding as of September 30, 2000. These options were excluded from the respective computations of diluted net income (loss) per share because their effect would be anti-dilutive and, as such, basic and diluted net income (loss) per share are the same.

NOTE  7.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain provisions of SFAS 133, including its required implementation date, were subsequently amended. The Company is now required to adopt SFAS 133, as amended, in the first quarter of 2001. The Company believes that foreign currency hedging instruments represent the majority of its existing derivatives for which the accounting may be impacted by SFAS 133. The Company currently does not anticipate that the adoption of SFAS 133, as amended, will have a material effect on its results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 and its adoption has not had a material effect on the Company's results of operations or financial position.

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

     We are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 25 years, is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own or operate 73 radio stations, including 52 stations which broadcast to 22 of the top 25 U.S. markets. We also operate Salem Radio Network, a national radio network offering syndicated talk, news and music programming to over 1,300 affiliated radio stations.

     Historically,  the  principal  sources  of  our  revenue  are:

     - the sale of block program time, both to national and local program producers,

     - the sale of advertising time on our radio stations, both to national and local advertisers, and

     -  the  sale  of  advertising  time  on  our  national  radio  network.

     - In 1999, we expanded our sources of revenue and product offerings with the acquisition of other media businesses.

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

     OnePlace Ltd. has earned its revenue from the (1) sales of and advertising in print and online catalogs, (2) sales of software and software support contracts, (3) sales of products, services and banner advertising on the Internet, and (4) sales of web site development services. CCM Communications, Inc. earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as "other media" on our condensed consolidated statements of operations.

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

     RESULTS  OF  OPERATIONS

QUARTER  ENDED  SEPTEMBER  30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

     Net Broadcasting Revenue. Net broadcasting revenue increased $6.1 million or 28.2% to $27.7 million for the quarter ended September 30, 2000 from $21.6 million for the same quarter of the prior year. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 and 2000, partially offset by the loss of revenues from three radio stations sold in 2000, provided $3.3 million of the increase. On a same station basis, net revenue improved $2.8 million or 13.0% to $24.3 million for the quarter ended September 30, 2000 from $21.5 million for the same quarter of the prior year. Included in the same station comparison are the results of three stations that we began to own or operate in 1999 for a total purchase price of $13.0 million and five stations that we began to own or operate in 2000 for a total purchase price of $39.0 million. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 41.4% for the quarter ended September 30, 2000 from 37.0% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 45.6% for the quarter ended September 30, 2000 from 50.1% for the same quarter of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets.

     Other Media Revenue. Other Media revenue increased $0.7 million or 46.7% to $2.2 million for the quarter ended September 30, 2000 from $1.5 million for the same quarter in the prior year. The increase is due primarily to our refocused Internet strategy and the inclusion of revenues from the acquisition of the Involved Christian Radio Network, which we acquired after September 30, 1999.

     Broadcasting operating expenses. Broadcasting operating expenses increased $4.5 million or 40.2% to $15.7 million for the quarter ended September 30, 2000 from $11.2 million for the same quarter of the prior year. The inclusion of expenses from the acquisitions of radio stations and local marketing agreements entered into during 1999 and 2000, partially offset by the exclusion of operating expenses of three radio stations sold in 2000, and provided $2.1 million of the increase. On a same station basis, broadcasting operating expenses increased $2.1 million or 18.9% to $13.2 million for the quarter ended September 30, 2000 from $11.1 million for the same quarter of the prior year, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the same period and the inclusion of integrated stations acquired in 2000.

     Other Media Operating Expenses. Other Media operating expenses increased $0.5 million or 17.2% to $3.4 million for the quarter ended September 30, 2000 from $2.9 million for the same quarter in the prior year. The increase is due primarily to the inclusion of operating expenses from the acquisition of the Involved Christian Radio Network, which we acquired after September 30, 1999, offset by the exclusion of operating expenses due to our refocused Internet strategy.

     Broadcast Cash Flow. Broadcast cash flow increased $1.6 million or 15.4% to $12.0 million for the quarter ended September 30, 2000 from $10.4 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 43.3% for the quarter ended September 30, 2000 from 48.1% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 1999 and 2000 that previously operated with formats other than their current format. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $0.7 million or 6.7% to $11.1 million for the quarter ended September 30, 2000 from $10.4 million for the same quarter of the prior year.

     Corporate Expenses. Corporate expenses increased $0.5 million or 25.0% to $2.5 million in the quarter ended September 30, 2000 from $2.0 million in the same quarter of the prior year, primarily due to additional overhead costs associated with radio station and other media acquisitions in 1999 and 2000 and increased public reporting and related costs.

     EBITDA. EBITDA increased $1.2 million or 17.1% to $8.2 million for the quarter ended September 30, 2000 from $7.0 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA decreased to 27.5% for the quarter ended September 30, 2000 from 30.3% for the same quarter of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses acquired in 1999, which generated a net loss before depreciation and amortization of $1.2 million for the quarter ended September 30, 2000 as compared to $1.4 million for the same quarter of the prior year. EBITDA excluding the other media businesses increased $1.1 million or 13.1% to $9.5 million for the quarter ended September 30, 2000 from $8.4 million for the same quarter in the prior year. As a percentage of net broadcasting revenue, EBITDA excluding the other media business decreased to 34.3% for the quarter ended September 30, 2000 from 38.9% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 1999 and 2000 that previously operated with formats other than their current format.

     Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million or 42.6% to $6.7 million for the quarter ended September 30, 2000 from $4.7 million for the same quarter of the prior year. The increase is primarily due to radio station and other media acquisitions consummated during 1999 and 2000.

     Other Income (Expense). Interest income decreased $0.4 million to $0.1 million for the quarter ended September 30, 2000 from $0.5 million for the same quarter of the prior year, primarily due to a decrease in excess cash available for investment due to acquisitions of radio stations and other media businesses. Gain on disposal of assets of $25.6 million for the quarter ended September 30, 2000 is primarily due to gains recognized on the sale of radio stations KPRZ-FM, Colorado Springs, Colorado and KLTX-AM, Los Angeles, California, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense increased $2.1 million or 77.8% to $4.8 million for the quarter ended September 30, 2000 from $2.7 million for the same quarter of the prior year. The increase is due to interest expense associated with borrowings on our credit facility and higher interest expense associated with short-term bridge financing to fund acquisitions in 2000. Other expense, net increased $.2 million to $.4 million for the quarter ended September 30, 2000 from $.2 million for the same quarter in the prior year primarily due to increased bank commitment fees.

     Provision for Income Taxes. Provision for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was 37.6% for the quarter ended September 30, 2000 and 50.0% for the same quarter of the prior year. For the quarter ended September 30, 2000 and 1999 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

     Net Income (Loss). We recognized net income of $13.8 million for the quarter ended September 30, 2000 as compared to a net loss of $(3.7) million for the same quarter of the prior year.

     After-Tax Cash Flow. After-tax cash flow increased $0.3 million or 6.7% to $4.8 million for the quarter ended September 30, 2000 from $4.5 million for the same quarter of the prior year. This increase was offset by negative after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) increased $0.2 million or 3.7% to $5.6 million for the quarter ended September 30, 2000 from $5.4 million for the same quarter of the prior year. The increase is primarily due to an increase in broadcast cash flow and a decrease in interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net Broadcasting Revenue. Net broadcasting revenue increased $11.7 million or 18.5% to $75.1 million for the nine months ended September 30, 2000 from $63.4 million for the same period of the prior year. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 and 2000 partially offset by the loss of revenue from three radio stations sold in 2000, provided $4.9 million of the increase. On a same station basis, net revenue improved $6.8 million or 10.7% to $70.2 million for the nine months ended September 30, 2000 from $63.4 million for the same period of the prior year. Included in the same station comparison are the results three stations that we began to own or operate in 1999 for a total purchase price of $13.0 million and five stations that we began to own or operate in 2000 for a total purchase price of $39.0 million. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and an increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 38.0% for the nine months ended September 30, 2000 from 37.0% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 48.6% for the nine months ended September 30, 2000 from 50.1% for the same period of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets.

     Other Media Revenue. Other media revenue increased $2.0 million or 51.3% to $5.9 million for the nine months ended September 30, 2000 from $3.9 million for the same period of the prior year. The increase is due primarily to our refocused Internet strategy and the inclusion of revenues from the acquisition of the Involved Christian Radio Network, which we acquired after September 30, 1999.

     Broadcasting Operating Expenses. Broadcasting operating expenses increased $8.4 million or 25.1% to $41.9 million for the nine months ended September 30, 2000 from $33.5 million for the same period of the prior year. The inclusion of expenses from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1999 and 2000, partially offset by the exclusion of operating expenses of three radio stations sold in 2000, provided $2.9 million of the increase. On a same station basis, broadcasting operating expenses increased $5.1 million or 13.1% to $44.0 million for the nine months ended September 30, 2000 from $38.9 million for the same period of the prior year, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the same period.

     Other Media Operating Expenses. Other media operating expenses increased $5.3 million or 85.5% to $11.5 million for the nine months ended September 30, 2000 from $6.2 million for the same period of the prior year. The increase is due primarily to the inclusion of operating expenses from the acquisition of the Involved Christian Radio Network, which we acquired after September 30, 1999, offset by the exclusion of operating expenses due to our refocused Internet strategy.

     Broadcast Cash Flow. Broadcast cash flow increased $3.4 million or 11.4% to $33.2 million for the nine months ended September 30, 2000 from $29.8 million for the same period of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 44.2% for the nine months ended September 30, 2000 from 47.0% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 1999 and 2000 that previously operated with formats other than their current format. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $2.7 million or 9.0% to $32.6 million for the nine months ended
September  30,  2000  from  $29.9 million for the same period of the prior year.

     Corporate Expenses. Corporate expenses increased $1.5 or 23.8% to $7.8 million in the nine months ended September 30, 2000 from $6.3 million in the same period of the prior year, primarily due to additional overhead costs associated with radio station and other media acquisitions in 1999 and 2000 and increased public reporting and related costs.

     EBITDA. EBITDA decreased $1.3 million or 6.1% to $19.9 million for the nine months ended September 30, 2000 from $21.2 million for the same period of the prior year. As a percentage of total revenue, EBITDA decreased to 24.6% for the nine months ended September 30, 2000 from 31.5% for the same period of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses acquired in 1999, which generated a net loss before depreciation and amortization of $5.6 million for the nine months ended September 30, 2000 as compared to $2.3 for the same period of the prior year.

EBITDA excluding the other media businesses increased $1.9 million or 8.1% to $25.4 million for the nine months ended September 30, 2000 from $23.5 million for the same period of the prior year. As a percentage of net broadcasting revenue, EBITDA excluding the other media business decreased to 34.0% for the nine months ended September 30, 2000 from 37.1% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 1999 and 2000 that previously operated with formats other than their current format.

     Depreciation and Amortization. Depreciation and amortization expense increased $3.5 million or 25.9% to $17.0 million for the nine months ended September 30, 2000 from $13.5 million for the same period of the prior year. The increase is primarily due to radio station and other media acquisitions consummated during 1999 and 2000.

     Other Income (Expense). Interest income decreased $0.1 million to $0.4 million for the nine months ended September 30, 2000 from $0.5 million for the same period of the prior year, primarily due to a decrease in excess cash available for investment due to acquisitions of radio stations and other media businesses in 2000. Gain on disposal of assets of $30.0 million for the nine months ended September 30, 2000 is primarily due to the gain recognized on the sale of radio station KPRZ-FM, Colorado Springs, Colorado and KLTX-AM, Los Angeles, California, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense decreased $1.7 million or 14.5% to $10.0 million for the nine months ended September 30, 2000 from $11.7 million in the same period of the prior year. The decrease is primarily due to interest expense associated with $50 million in principal amount of the senior subordinated notes repurchased in July 1999 offset by interest expense associated with additional borrowings under our credit facility and higher interest expense associated with short-term bridge financing to fund acquisitions in 2000. Other expense, net increased $0.4 million to $0.8 million for the nine months ended September 30, 2000 from $0.4 million for the same period of the prior year primarily due to increased bank commitment fees.

     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was 38.7% for the nine months ended September 30, 2000 and (23.8)% for the same period of the prior year. For the nine months ended September 30, 2000 and 1999 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

     Net Income (Loss). We recognized net income of $13.7 for the nine months ended September 30, 2000 as compared to a net loss of $(8.5) million for the same period of the prior year.

     After-Tax Cash Flow. After-tax cash flow increased $2.1 million or 19.8% to $12.7 million for the nine months ended September 30, 2000 from $10.6 million for the same period of the prior year. This increase was offset by negative after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) increased $4.2 million or 35.3% to $16.1 million for the nine months ended September 30, 2000 from $11.9 million for the same period of the prior year. The increase is primarily due to an increase in broadcast cash flow and a decrease in interest expense.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     We have historically financed acquisitions of radio stations through borrowings, including borrowings under bank credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We received net proceeds of $140.1 million from our initial public offering in July 1999, which was used to pay a portion of our senior subordinated notes and amounts outstanding under our credit facility. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and senior subordinated notes from operating cash flow. At September 30, 2000 we had $8.1 million of cash and cash equivalents and working capital of $29.8 million.

     We will fund future acquisitions from cash on hand, borrowings under our amended credit facility, sales of existing radio stations and operating cash flow. We believe that cash on hand, cash flow from operations, borrowings under our amended credit facility, and proceeds from the sale of some of our existing radio stations will be sufficient to permit us to meet our financial obligations, fund our pending acquisitions and fund operations for at least the next twelve months.

     In August 2000, we amended our credit facility and obtained a bridge loan principally to finance the acquisition of eight radio stations on August 24, 2000. To finance the acquisitions we borrowed $109.1 million under the amended credit facility and $58 million under the bridge loan facility with $7.1 million of the proceeds used to fund a 12-month interest reserve.

     On August 24, 2000, we supplemented the indenture for our senior subordinated notes in connection with the assignment of substantially all of the assets and liabilities of the Company to Salem Communications Holding Corporation ("HoldCo"), including the obligations as successor issuer under the indenture.

     At September 30, 2000, we had $130.8 million outstanding under our credit facility. Our amended credit facility increased our borrowing capacity from $150 million to $225 million, lowered the borrowing rates and modified current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2007. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2002.

     Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%.

     The maximum amount that we may borrow under our credit facility is limited by a ratio of our existing adjusted debt to pro forma twelve month cash flow (the "Adjusted Debt to Cash Flow Ratio"). Our credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Adjusted Debt to Cash Flow Ratio allowed under our credit facility is 6.75 to 1 through December 30, 2000. Thereafter, the maximum ratio will decline periodically until December 31, 2005, at which point it will remain at 4.00 to 1 through June 2007. The Adjusted Debt to Cash Flow Ratio at September 30, 2000 was 5.94 to 1, resulting in a borrowing availability of approximately $29.7 million, assuming no additional permitted adjustments to our total debt, and $47.0 million, assuming the maximum permitted adjustments to total debt as defined in our credit facility.

     The borrower under the amended credit facility is HoldCo, a wholly-owned subsidiary, which is the direct or indirect parent of all subsidiaries with the exception of two subsidiaries, both of which are direct or indirect subsidiaries.

     Our credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage as described, minimum interest coverage (not less than 1.75 to 1), minimum debt service coverage (a static ratio of not less than 1.1 to 1) and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). The credit facility is guaranteed by all of our subsidiaries and is secured by pledges of all of our and our subsidiaries' assets and all of the capital stock of our subsidiaries. The amended credit facility is guaranteed by the Company and all of its subsidiaries other than HoldCo and is secured by pledges of all of the capital stock of the Company's subsidiaries.

     At September 30, 2000, we had $58.0 million outstanding under our bridge facility with a balance of $6.5 million in the interest reserve. On November 7, 2000 we paid off the bridge facility using available cash, interest reserves and $48.3 million of borrowing under our existing credit facility. The bridge facility would otherwise have matured on August 23, 2001 had we not paid it off. Amounts outstanding under the bridge facility bore a floating interest rate of LIBOR plus a spread. The spread ranged from 5% to 6.5%. Interest was payable quarterly. Warrants for 4% of our fully diluted common stock were issued on August 24, 2000 but not released to the lenders. The warrants were canceled upon the pay off of the bridge loan.

     Net cash provided by operating activities decreased to $0.8 million for the nine months ended September 30, 2000 compared to $2.8 million in the same period of the prior year. The decrease is primarily due to the prepaid interest of $7.1 million for the bridge loan facility for the nine months ended September 30, 2000 as compared to the prior year.

     Net cash used in investing activities increased to $208.6 million for the nine months ended September 30, 2000 compared to $26.7 million for the same period of the prior year, primarily due to acquisitions (cash used of $227.4 million to purchase 23 radio stations and a network during the nine months ended September 30, 2000 as compared to cash used of $20.6 million to purchase 3 radio stations and other media businesses for the same period of the prior year).

     Net cash provided by financing activities decreased to $181.8 million for the nine months ended September 30, 2000 compared to $59.2 million for the same period of the prior year. This was due primarily to increased borrowings for acquisitions during the nine months ended September 30, 2000 as compared to the same period of the prior year.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Derivative Instruments. We do not invest, and during the quarter ended September 30, 2000 did not invest, in market risk sensitive instruments.

     Market Risk. Our market risk exposure with respect to financial instruments is to changes in LIBOR and in the "prime rate" in the United States. As of September 30, 2000, we may borrow $47.0 million under our credit facility. At September 30, 2000, we had borrowed $130.8 million under our credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. At September 30, 2000, the blended interest rate on amounts outstanding under the credit facility was 9.24%. At September 30, 2000, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $1.3 million on an annualized basis.

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

ITEM 5.  OTHER  INFORMATION

Minimum  Advance  Notice  of  Stockholder  Proposals.

     Any Salem stockholder who wishes to present a proposal to the Company's 2001 annual meeting of stockholders must either: (i) submit the proposal in accordance with Rule 14a-8 under the Securities Exchange Act of 1934 to Salem Communications Corporation, 4880 Santa Rosa Road, Suite 300, Camarillo, CA 93012, Attention: Secretary, not later than December 29, 2000 (120 days prior to the date of mailing of last year's proxy statement), in which case the proposal will be included, if appropriate, in Salem's proxy statement and form of proxy relating to its 2001 annual meeting; or (ii) give notice of such proposal to Salem in the manner prescribed in Salem's bylaws, which notice must be delivered to, or mailed and received by, Salem at the foregoing address between January 24, 2001 and February 23, 2001 (120 days and 90 days, respectively, prior to the first anniversary of Salem's 2000 annual meeting), in which case the proposal will not be included in Salem's proxy statement and form of proxy relating to its 2001 annual meeting.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

     Set  forth  below  is a list of exhibits included as part of this Quarterly
Report:

EXHIBIT
NUMBER     DESCRIPTION  OF  EXHIBITS
-------    --------------------------------------------------------------------

 3.01 Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (5)
 3.02          Bylaws  of  Salem  Communications  Corporation,  a  Delaware
               corporation.  (5)
 4.01 Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9 1/2% Series A and  Series  B  Senior  Subordinated  Notes  due  2007.  (1)
 4.02          Form of 9 1/2% Senior Subordinated Note (filed as part of Exhibit
               4.01).  (1)
 4.03          Form  of  Note  Guarantee  (filed  as  part of Exhibit 4.01). (1)
 4.04 Credit Agreement, dated as of September 25, 1997, among Salem, the several Lenders from time to time parties thereto, and The Bank of New York, as administrative agent for the Lenders (incorporated by reference  to  Exhibit  4.07 of the previously filed Registration
               Statement  on  Form  S-4).  (2)
 4.05 Borrower Security Agreement, dated as of September 25, 1997, by and between Salem and The Bank of
               New York, as Administrative Agent of the Lenders (incorporated by reference to Exhibit 4.07 of the previously  filed  Registration  Statement  on  Form  S-4).  (1)
 4.06 Subsidiary Guaranty and Security Agreement dated as of September 25, 1997, by and between Salem, certain named guarantors, and The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit 4.09 of the previously filed Registration Statement on Form S-4). (1)
 4.07 Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the Credit Agreement, dated as of
               September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the
               Lenders, Bank of America NT&SA, as documentation agent, and the several Lenders (incorporated by reference to Exhibit 10.02 of previously filed Current Report on Form 8-K). (2)
 4.08 Amendment No. 2 and Consent No. 2, dated as of January 22, 1999, to the Credit Agreement, dated as of
               September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the
               Lenders, Bank of America NT&SA, as documentation agent, and the Lenders. (5)
 4.09          Specimen  of  Class  A  common  stock  certificate.  (5)
 4.10 Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25,
               1997, by and among Salem Communications Corporation, a California corporation, Salem
               Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the
               Guarantors  named  therein.  (5)
 4.10.01 Supplemental Indenture No. 2 dated as of August 24, 2000, by and among Salem Communications Corporation, a
               Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (previously filed as Exhibit 4.11).(9)
 4.11 Consent No. 3, dated as of March 31, 1999, to the Credit Agreement, dated as of September 25, 1997, by and  among  Salem,  The Bank of New York, as Administrative Agent for  the  Lenders,  Bank  of  America
               NT&SA, as Documentation Agent, and the Lenders named therein. (5)
 4.12 Assumption Agreement, dated as of March 31, 1999, by and between Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (5)
 4.13 Amendment No. 1 to the Grant of Security Interest (Servicemarks) by Salem to The Bank of New York, as
               Administrative Agent, under the Borrower Security Agreement, dated as of September 25, 1997, with the
               Administrative  Agent.  (5)
 4.14 Amendment No. 3 and Consent No. 4, dated as of April 23, 1999, under the Credit Agreement, dated as of
               September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the
               Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders party thereto. (5)
 4.15 First Amended and Restated Credit Agreement by and among Salem, The Bank of New York, as
               Administrative Agent for the Lenders, Bank of America NT&SA, as Documentation Agent, and the
               Lenders  named  therein.  (5)
 4.16 Amendment No. 1 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of
               New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and
               the  Lenders  party  thereto.  (6)
 4.17 Amendment No. 2 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of
               New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and
               the  Lenders  party  thereto.  (6)
 4.18 Amendment No. 3 to First Amended and Restated Credit Agreement, dated as of August 17, 2000, by and among
               Salem, The Bank of New York, as Administrative Agent for the Lender, Bank of America, N.A., as
               Documentation  Agent  and  the  Lenders  party  thereto.  (9)
 4.19 Second amended and Restated Credit Agreement, dated as of August 24, 2000, by and among Salem Communications Holding Corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as
               Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia as Co-Agents and the Lenders party thereto. (9)
 4.20          Credit  Agreement,  dated  as  of  August  24, 2000, by and among
               Salem,  ING  (U.S.)  Capital  LLC  as  Administrative
               Agent, The Bank of New York as Syndication Agent, Fleet National Bank as Documentation Agent, and the Lenders party thereto.
 10.01 Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Edward G.
               Atsinger  III.  (5)
 10.02 Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Stuart W.
               Epperson.  (5)
 10.03.01 Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)
 10.03.02 First Amendment to Employment Contract, dated April 22, 1996, between Salem and Eric H. Halvorson. (1)
 10.03.03 Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson. (1)
 10.03.04 Deferred Compensation Agreement, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)
 10.03.05 Third Amendment to Employment Agreement, entered into May 26, 1999, between Salem and Eric
               Halvorson.  (5)
 10.05.01 Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger
               and  Epperson  expiring  2007.  (1)
 10.05.02 Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs.
               Atsinger  and  Epperson  expiring  2007.  (1)
 10.05.03 Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and
               Epperson  expiring  2007.  (1)
 10.05.04 Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota)
               and  Messrs.  Atsinger and Epperson  expiring  in  2006.  (1)
 10.05.05 Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and
               Messrs.  Atsinger  and  Epperson  expiring  2008.  (1)
 10.05.06 Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003.
               (1)
 10.05.07      Antenna/tower/studio lease between Inland Radio, Inc.
               (KKLA-AM/San
               Bernardino,  California)  and
               Messrs.  Atsinger  and  Epperson  expiring  2002.  (1)
 10.05.08 Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs.
               Atsinger  and  Epperson  expiring  in  2002.  (1)
 10.05.09 Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger
               Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004. (1)
 10.05.11.01 Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-
               AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and
               Epperson, as  assigned  from  WEAZ-FM  Radio,
               Inc., expiring  2004.  (1)
 10.05.11.02 Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-
               AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living
               Trust  expiring  2004.  (1)
 10.05.12 Antenna/tower lease between Radio 1210,Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger
               Family  Trust  expiring  in  2002.  (1)
 10.05.13 Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family
               Limited  Partnership  (KSLR-AM/San  Antonio,  Texas).  (6)
 10.05.14 Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount,
               California) and  Messrs. Atsinger and Epperson expiring in 2002.
               (1)
 10.05.15 Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and
               Messrs.  Atsinger  and  Epperson  expiring  2006.  (1)
10.05.16 Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family
               Limited  Partnership  (KRKS-AM/KBJD-AM/Denver,  Colorado).  (6)
10.05.17.01 Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G.
               Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (1)
10.05.17.02 Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon and
               Messrs.  Atsinger  and  Epperson  expiring  2002.  (1)
 10.05.18 Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh,
               Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (1)
 10.05.19 Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-
               Atsinger  1983  Family  Trust  expiring  2007.  (1)
 10.05.20 Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and
               Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005. (1)
 10.05.21 Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The
               Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006. (1)
 10.05.22 Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and
               Sonsinger Broadcasting Company of Houston, LP expiring 2008. (3)
 10.05.23 Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger
               Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (3)
 10.06.05 Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting
               Corporation of Dallas and Inspiration Media of Texas, Inc.(KEWS, Arlington, Texas; KDFX, Dallas,
               Texas).  (1)
 10.06.07 Asset Purchase Agreement dated June 2, 1997 by and between New England Continental Media, Inc. and
               Hibernia  Communications, Inc. (WPZE-AM, Boston, Massachusetts).
               (1)
 10.06.08 Option to Purchase dated as of August 18, 1997 by and between Sonsinger, Inc. and Inspiration Media,
               Inc.  (KKOL-AM,  Seattle,  Washington).  (1)
 10.06.09 Asset Purchase Agreement dated as of April 13, 1998 by and between New Inspiration Broadcasting
               Company and First Scientific Equity Devices Trust (KIEV-AM, Glendale, California) (incorporated by reference to Exhibit 2.01 of the previously filed Current Report on Form 8-K). (3)
 10.06.10 Asset Purchase Agreement dated as of April 1,1999 by and between Inspiration Media, Inc. and
               Sonsinger,  Inc.  (KKOL-AM,  Seattle,  Washington).  (5)
 10.07.01 Tower Purchase Agreement dated August 22, 1997 by and between Salem and Sonsinger Broadcasting
               Company  of  Houston,  L.P.  (1)
 10.07.02 Amendment to the Tower Purchase Agreement dated November 10, 1997 by and between Salem and
               Sonsinger  Broadcasting  Company  of  Houston,  L.P.  (1)
 10.07.03 Promissory Note dated November 11, 1997 made by Sonsinger Broadcasting Company of Houston, L.P.
               payable  to  Salem.  (1)
 10.07.04 Promissory Note dated December 24, 1997 made by Salem payable to Edward G. Atsinger III. (1)
 10.07.05 Promissory Note dated December 24, 1997 made by Salem payable to Stuart W. Epperson. (1)
10.08.01 Local Marketing Agreement dated August 13, 1999 between Concord Media Group, Inc. and Radio 1210,
               Inc.  (6)
10.08.02 Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and
               Genesis Communications, Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia). (6)
10.08.03 Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem
               Media  of  Georgia,  Inc. and  Salem  Communications Corporation
               (WGKA-AM,  Atlanta,  Georgia).  (6)
10.08.04 Asset Exchange Agreement dated as of January 19, 2000 by and among Bison Media, Inc.; AMFM Texas
               Broadcasting, LP and AMFM Texas Licenses, LP (KSKY-AM, Balch Springs, TX; KPRZ-FM, Colorado
               Springs,  CO).  (7)
10.08.05       Asset  Purchase  Agreement  dated  as  of March 6, 2000 by and among  Salem,  Citicasters  Co.,  AMFM  Texas
               Broadcasting, LP; AMFM Texas Licenses LP; AMFM Ohio, Inc.; AMFM Radio Licenses LLC; Capstar
               Radio Operating Company and Capstar TX Limited Partnership (WBOB-AM, KEZY-AM, KXMX-FM,
               KDGE-FM,  WKNR-AM,  WRMR-AM,  KALC-FM,  WYGY-FM).  (7)
 10.08.06 Asset Exchange Agreement dated as of May 31, 2000 by and among Salem; South Texas Broadcasting,
               Inc.; Cox Radio, Inc.; and CXR Holdings, Inc. (WALR-FM, Athens, GA; WSUN-AM, Plant City, FL,
               KLUP-AM,  Terrell  Hills,  TX,  KKHT-FM,  Conroe,  TX).  (8)
 10.08.07 Asset Purchase Agreement dated as of July 2000, by and among Salem Media of California and Hi-Favor
               Broadcasting,  LLC  (KLTX-AM  Long  Beach,  CA).  (8)
 10.09.01 Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount  of  $5,000,000.  (1)
 10.09.02 Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of
               $5,000,000.  (1)
 10.09.03 Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of  $5,000,000.  (1)
 10.10         1999  Stock  Incentive  Plan.  (5)
 21.01         Subsidiaries  of  Salem.  (6)
 27.01         Financial  Data  Schedule.

(1) Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(2) Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 1998.
(3) Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(4) Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(5) Incorporated by reference to the exhibit of the same number to Salem's Registration Statement on Form S-1 (No. 333-76649) as amended, as declared, effective by the Securities and Exchange Commission on June 30, 1999.
(6) Incorporated by reference to the exhibit of the same number to Salem's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(7) Incorporated by reference to the exhibit of the same number to Salem's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2000.
(8) Incorporated by reference to the exhibit of the same number to Salem's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2000.
(9) Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem's Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.

(b)     REPORTS  ON  FORM  8-K

     On September 8, 2000, Salem filed a report on Form 8-K relating to its acquisition of assets of eight radio stations from Clear Channel Communications, Inc. and AMFM, Inc. Financial statements and pro forma financial information for radio stations for which assets were acquired were reported in an amended current report on Form 8-K/A filed November 7, 2000.

     On September 18, 2000, Salem filed a report on Form 8-K relating to an agreement for the exchange of assets of Salem's radio station KKHT-FM (Houston, Texas) for the assets of Cox Radio, Inc.'s radio stations WALR-FM (Atlanta, Georgia), KLUP-AM (San Antonio, Texas), and WSUN-AM (Tampa, Florida). Salem will make a determination of what financial statements shall be reported for this agreement and such information will be reported by amendment to the initial report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    SALEM  COMMUNICATIONS  CORPORATION

Date:  November  14,  2000

                    By:  /s/  EDWARD  G.  ATSINGER  III
                    -----------------------------------
                    Edward  G.  Atsinger  III
                    President  and  Chief  Executive  Officer

Date:  November  14,  2000

                    By:  /s/  DAVID  A.  R.  EVANS
                    ------------------------------
                    David  A.  R.  Evans
                    Senior Vice President and Chief Financial Officer (Principal Financial Officer)