Form 10-K
period 2000-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2001-04-02
CIK 1050606

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 333-41733

SALEM COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	77-0121400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
4880 SANTA ROSA ROAD, SUITE 300 CAMARILLO, CALIFORNIA	93012
(Address of Principal Executive Offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  Class A common stock, $0.01 par value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

    Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of voting common stock held by non-affiliates of the registrant based upon the average bid and asked price of its Class A common stock, on March 22, 2001, on the Nasdaq National Market System was approximately $148,029,525.

    As of March 26, 2001 there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held June 6, 2001 are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

    From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation ("Salem" or the "company", including references to Salem by "we," "us" and "our") makes "forward-looking statements" within the meaning of Federal and state securities laws. Disclosures that use words such as the company "believes," "anticipates," "expects," "may" or "plans" and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company's current expectations and are based upon data available to the company at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks as well as other risks and uncertainties are detailed below at "Certain Factors Affecting Salem" and from time to time in Salem's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act").

    All metropolitan statistical area ("MSA") rank information used in this report is from the Fall 2000 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company, excluding the Commonwealth of Puerto Rico. According to the Radio Market Survey, the population estimates used were based upon 1990 U.S. Bureau Census estimates updated and projected to January 2001 by Market Statistics, based on the data from Sales & Marketing Management's 1999 "Survey of Buying Power."

GENERAL

    We are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 26 years, is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own or operate 76 radio stations, including 53 stations which broadcast to 22 of the top 25 markets. We also operate Salem Radio Network®, a national radio network offering syndicated talk, news and music programming to over 1,400 affiliated radio stations, after completing our pending transactions.

    Our primary strategy has been, and will continue to be, to acquire and operate radio stations in large metropolitan markets. Traditionally, we have programmed acquired stations with our primary format, talk programming with religious and family themes. This format generally features nationally syndicated and local programs produced by organizations that purchase block program time on our radio stations. We have expanded our acquisition strategy in recent years by acquiring additional radio stations in markets in which we already have a presence. We program these radio stations to feature news/talk and music formats. During 2000, we launched a contemporary Christian music format called "The Fish"™. Salem Radio Network® supports our strategy by enabling us to offer a variety of program content on newly acquired radio stations in both new and existing markets.

    Our founders, our current CEO and chairman, are career radio broadcasters who have owned and operated radio stations for over 30 years. As Salem has grown, we have recruited managers with strong radio backgrounds and a commitment to our formats. Our senior managers have an average of 25 years of industry experience. Our management has a track record of successfully identifying, acquiring and operating new radio stations.

    We continue to seek new ways to expand and integrate our distribution and content capabilities. We have acquired magazine, Internet and software businesses that direct their content to persons with interests that are similar to those of our primary radio audience. We will continue to pursue acquisitions of new media and other businesses that serve our audience. We plan to use these businesses, together with our radio stations and network, to attract, grow and retain a larger audience and customer base.

    Salem Communications Corporation was formed in 1986, as a California corporation, in connection with a combination of most of the radio station holdings of Edward G. Atsinger III and Stuart W. Epperson. Initially, Messrs. Atsinger and Epperson each owned fifty-percent of Salem Communications Corporation-California. New Inspiration Broadcasting Company, Inc., the licensee of KKLA-FM, Los Angeles, and Golden Gate Broadcasting Company, Inc., the licensee of KFAX-AM, San Francisco, were owned by the principal shareholders and Mr. Epperson's wife, Nancy A. Epperson. New Inspiration and Golden Gate were both "S corporations," as that term is defined in the Internal Revenue Code of 1986, as amended. In August 1997, Salem Communications Corporation-California, New Inspiration and Golden Gate effected a reorganization pursuant to which New Inspiration and Golden Gate became wholly-owned subsidiaries of Salem Communications Corporation-California. The S corporation status of each of New Inspiration and Golden Gate was terminated in the reorganization. In 1999 the company was reincorporated in Delaware. In May 2000, the company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation ("HoldCo") and Salem Communications Acquisition Corporation ("AcquisitionCo"), each a Delaware corporation. In July 2000, SCA License Corporation ("SCA"), a Delaware corporation was formed. SCA is a wholly-owned subsidiary of AcquisitionCo. As of August 2000, substantially all the assets and liabilities of the company were assigned to HoldCo, which assumed the company's obligations under our credit facility and bond indenture. AcquisitionCo and SCA are not restricted by the obligations of the bond indenture.

DEVELOPMENT OF THE BUSINESS

    In 2000, we completed the purchase of the following radio stations:

Date	Market	Station	MSA Rank(1)	Purchase Price
January	Atlanta, GA	WNIV-AM	11	$8,000,000	(2)
		WLTA-AM
January	Washington, D.C.	WABS-AM	9	$4,100,000
January	San Francisco, CA	KSFB-FM	4	$8,000,000	(3)
February	Honolulu, HI	KAIM-FM	62	$1,800,000	(4)
		KAIM-AM
February	Honolulu, HI	KHNR-AM	62	$1,700,000	(5)
		KGU-AM
April	Atlanta, GA	WGKA-AM	11	$8,000,000
June	Dallas, TX	KSKY-AM	6	$13,000,000	(6)
August	Denver, CO	KALC-FM	22	$100,000,000	(7)
August	Dallas, TX	KDGE-FM	6	$33,271,000	(7)
August	Cincinnati, OH	WYGY-FM	25	$18,109,000	(7)
August	Los Angeles, CA	KXMX-AM	2	$12,449,000	(7)(8)
August	Los Angeles, CA	KFSH-FM	2	$9,069,000	(7)(9)
August	Cleveland, OH	WKNR-AM	23	$7,437,000	(7)
August	Cleveland, OH	WRMR-AM	23	$4,738,000	(7)
August	Cincinnati, OH	WBOB-AM	25	$527,000	(7)
October	San Diego, CA	KCBQ-AM	15	$4,250,000
October	Louisville, KY	WGTK-AM	53	$1,750,000	(10)

    Additionally, on March 31, 2000, we purchased all of the shares of stock of Reach Satellite Network, Inc. ("RSN"), for $3.1 million. RSN owns and operates Solid Gospel, a radio broadcasting network that produces and distributes music programming to its own radio stations, WBOZ-FM and WVRY-FM, Nashville, TN, and to independent radio station affiliates. RSN also owns and operates SolidGospel.com, a web site on the Internet.

    On August 22, 2000, we sold the assets of radio station KLTX-AM, Long Beach, CA for $29.5 million to a corporation owned by one of our Board members. This transaction is described in "Related Party Transactions" in the company's Proxy statement for its 2001 Annual Meeting of Shareholders as noted in Part III, Item 13 of this report.

    On September 1, 2000, we exchanged the assets of radio station KKHT-FM, Houston, TX for the assets of radio stations WFSH-FM, Atlanta, GA, KLUP-AM, San Antonio, TX, and WSUN-AM, Tampa, FL. WFSH-FM was formerly known as WALR-FM.

    On November 20, 2000, we exchanged the assets of radio station KDGE-FM, Dallas, TX for the assets of radio station KWRD-FM, Dallas, TX and KPXI-FM, Tyler-Longview, TX. KWRD-FM was formerly known as KLTY-FM.

(1)
"MSA" means metropolitan statistical area.
(2)
Combined purchase price for WNIV-AM and WLTA-AM.
(3)
KSFB-FM was formerly known as KSQI-FM.
(4)
Combined purchase price for KAIM-FM and KAIM-AM.
(5)
Combined purchase price for KHNR-AM and KGU-AM.
(6)
Purchase price includes the exchange of KPRZ-FM, Colorado Springs, CO.
(7)
Stations acquired in one transaction for $185.6 million.
(8)
KXMX-AM was formerly known as KEZY-AM.
(9)
KFSH-FM was formerly known as KXMX-FM.
(10)
WGTK-AM was acquired from a relative of one of our Board members.

RADIO STATIONS

    After completing our pending transactions, we will own and operate 76 radio stations in 35 markets. The following table sets forth information about each of Salem's stations in order of market size:

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired
New York, NY(3)	1	WMCA-AM	1989
		WWDJ-AM	1994
Los Angeles, CA	2	KKLA-FM	1985
		KRLA-AM	1998
		KXMX-AM	2000
		KFSH-FM	2000
Chicago, IL	3	WZFS-FM	1990
		WYLL-AM	2001
San Francisco, CA	4	KFAX-AM	1984
		KSFB-FM	2000
Philadelphia, PA	5	WFIL-AM	1993
		WZZD-AM	1994
Dallas-Ft. Worth, TX	6	KLTY-FM	1996
		KSKY-AM	2000
		KWRD-FM	2000
Boston, MA	8	WEZE-AM	1997
		WROL-AM	(4)
Washington, D.C	9	WAVA-FM	1992
		WABS-AM	2000
Houston-Galveston, TX	10	KKHT-AM	1995
		KTEK-AM	1998
Atlanta, GA	11	WNIV-AM	2000
		WLTA-AM	2000
		WGKA-AM	2000
		WFSH-FM	2000
Seattle-Tacoma, WA	13	KGNW-AM	1985
		KLFE-AM	1994
		KKOL-AM	1999
		KKMO-AM	1998
Phoenix, AZ	14	KCTK-AM	1996
		KPXQ-AM	1999
San Diego, CA	15	KPRZ-AM	1986
		KCBQ-AM	2000
Minneapolis-St. Paul, MN	16	KKMS-AM	1996
		KYCR-AM	1998
		WWTC-AM	2001
Baltimore, MD	19	WITH-AM(5)	1997
Tampa, FL	20	WSUN-AM	2000
Pittsburgh, PA	21	WORD-FM	1993
		WPIT-AM	1993
Denver-Boulder, CO	22	KRKS-FM	1993
		KRKS-AM	1994
		KBJD-AM	1999
		KNUS-AM	1996
Cleveland, OH	23	WHKK-AM	1997	(6)
		WHK-AM	1997
		WRMR-AM	2000

		WKNR-AM	2000
		WCLV-FM	(6)
Portland, OR	24	KPDQ-FM	1986
		KPDQ-AM	1986
Cincinnati, OH	25	WTSJ-AM	1997
		WBOB-AM	2000
		WYGY-FM	2000
Sacramento, CA	26	KFIA-AM	1995
		KTKZ-AM	1997
Riverside-San Bernardino, CA	28	KEZY-AM	1986
Milwaukee, WI	30	WYLO-AM	2001
San Antonio, TX	31	KSLR-AM	1994
		KLUP-AM	2000
Columbus, OH	33	WRFD-AM	1982
Nashville, TN	43	WBOZ-FM	2000
		WVRY-FM	2000
Louisville, KY	53	WLSY-FM	1999
		WRVI-FM	1999
		WGTK-AM	2000
		WFIA-AM	2001
Honolulu, HI	62	KAIM-AM	2000
		KAIM-FM	2000
		KGU-AM	2000
		KHNR-AM	2000
Akron, OH	70	WHLO-AM	1997
Colorado Springs, CO	95	KGFT-FM	1996
		KBIQ-FM	1996
Youngstown-Warren, OH	103	WRBP-AM	2001
Oxnard, CA	112	KDAR-FM	1974
Canton, OH	125	WHK-FM	1997	(6)
Tyler-Longview, TX	142	KPXI-FM(7)	2000

(1)
Actual city of license may differ from metropolitan market served.

(2)
"MSA" means metropolitan statistical area. We have obtained all Metro Survey rank information used in this report from the Fall 2000 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company, excluding the Commonwealth of Puerto Rico. According to the Radio Market Survey, the population estimates used were based upon 1990 U.S. Bureau Census estimates updated and projected to January 1, 2001 by Market Statistics, based on the data from Sales & Marketing Management's 1999 Survey of Buyer Power.

(3)
This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

(4)
A contract to acquire WROL-AM for $11.0 million has been signed and regulatory approval of the acquisition has been received. The company anticipates closing this transaction in the second quarter of 2001.

(5)
WITH-AM is simulcast with WAVA-FM, Washington, D.C.

(6)
A contract to exchange Salem's stations WHKK-AM and WHK-FM and $10.5 million for WCLV-FM has been signed and regulatory approval of the has been received. The company anticipates closing this transaction in the second quarter of 2001.

(7)
KPXI-FM is simulcast with KWRD-FM, Dallas, TX.

    PROGRAM REVENUE.  For the year ended December 31, 2000, we derived 29.0% and 15.9% of our gross revenue, or $34.9 million and $19.0 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We have been successful in assisting quality local programs to expand into national syndication.

    ADVERTISING REVENUE.  For the year ended December 31, 2000, we derived 34.1% of our gross revenue, or $40.9 million from the sale of local spot advertising and 6.4% of our gross revenue, or $7.7 million from the sale of national spot advertising.

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

    Our corporate headquarters personnel oversee the placement and rate negotiation for all nationally syndicated programs. Centralized oversight of this component of company revenue is necessary because our key program customers purchase time in many of our markets. Corporate headquarters personnel also are responsible for centralized reporting and financial functions, human resources, engineering oversight and other support functions designed to provide resources to local management.

    We believe that the listening audiences for our radio stations formatted with our primary format, which provide the financial support for program producers purchasing time on these stations, are responsive to affinity advertisers that promote products targeted to audiences interested in religious and family issues and are receptive to direct response appeals such as those offered through infomercials. All of such stations have affinity advertising customers in their respective markets. Local church groups and many community organizations such as rescue missions and family crisis support services can often effectively reach their natural constituencies by advertising on religious format stations. Advertising is also purchased by local and nationally affiliated religious bookstores, publishers specializing in inspirational and religious literature and other businesses that desire to specifically target audiences interested in religious and family issues. Our stations generate spot advertising revenue from general market advertisers.

SALEM RADIO NETWORK®

    In 1993, we established Salem Radio Network® in connection with our acquisition of certain assets of the former CBN Radio Network. Establishment of Salem Radio Network® was a part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. Salem Radio Network® which is headquartered in Dallas, develops, produces and syndicates a broad range of programming specifically targeted to religious and family issues talk and music stations as well as general market news/talk stations. Currently, we have rights to eight full-time satellite channels and all Salem Radio Network® product is delivered to affiliates via satellite.

    Salem Radio Network® has more than 1,400 affiliate stations, including our owned and operated stations, that broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. Network operations also include commission revenue of Salem Radio Representatives from unaffiliated customers and an allocation of operating expenses estimated to relate to such commissions. Salem Radio Network's gross revenue, including commission revenue for Salem Radio Representatives, for the year ended December 31, 2000 was $9.1 million.

    SALEM RADIO REPRESENTATIVES.  We established Salem Radio Representatives in 1992 as a sales representation company specializing in placing national advertising on religious format radio stations. Salem Radio Network® has an exclusive relationship with Salem Radio Representatives for the sale of available Salem Radio Network® spot advertising. Salem Radio Representatives receives a commission on all Salem Radio Network® sales. Salem Radio Representatives also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.

OTHER MEDIA

    INTERNET.  In 1999 we established an Internet business, OnePlace, in connection with our purchase of the assets of OnePlace, LLC, AudioCentral, GospelMedia Network (which was sold in 2000) and Involved Christian Radio Network. OnePlace's activities enhance and support our core radio strategy by providing on-demand audio streaming for Salem's program producers. The OnePlace business model mirrors our radio station business model: revenue from ministries and advertising (banners and sponsorships). We also recently introduced SonicPlace.com, which provides on-demand audio streaming for Salem's Christian music channels.

    PUBLISHING.  In 1999, we purchased CCM Communications, Inc. ("CCM"). CCM, based in Nashville, Tennessee, has published magazines since 1978 which follow the contemporary Christian music industry. CCM's flagship publication, CCM Magazine®, is a monthly music magazine offering interviews with artists, issue-oriented features, album reviews and concert schedules. Through CCM's trade publications, we are uniquely positioned to track contemporary Christian music audience trends.

    SATELLITE RADIO.  In August 1998 we expanded our reach by entering into an exclusive agreement with XM Satellite Radio, Inc. to develop, produce, supply and market religious and family issues audio programming which will be distributed by a subscriber-based satellite digital audio radio service. XM Satellite Radio, Inc. is one of two FCC licensees for this service (which is expected to commence in 2001) and it will have the capability of providing up to 100 channels of audio programming. We have agreed to provide religious and family issues talk programming on one channel and youth and adult religious music programming on two additional channels.

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

    The delivery of live and stored audio programming through the Internet has also created new competition. In addition, the anticipated commencement of satellite delivered digital audio radio services, which are intended to deliver multiple audio programming formats to local and national audiences, may create additional competition. We have attempted to address these existing and potential competitive threats through OnePlace and through our exclusive arrangement to provide religious and family issues talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

    NETWORK.  Salem Radio Network® competes with other commercial radio networks that offer news and talk programming to religious and general format stations and two noncommercial networks that offer religious music formats. Salem Radio Network® also competes with other radio networks for the services of talk show personalities.

    OTHER MEDIA.  Our magazines compete for readers and advertisers with other publications that follow the religious music industry and publications that address issues of interest to church leadership. Our Internet business competes with other companies that deliver on-line audio programming.

EMPLOYEES

    At March 1, 2001, Salem employed 831 full-time and 402 part-time employees. None of Salem's employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

CERTAIN FACTORS AFFECTING SALEM

    The financial statements included in this report and related discussion describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Salem's prior results, however, are not necessarily indicative of its future performance or financial condition. We have therefore included the following discussion of certain factors which could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from our prior performance or financial condition, or from management's expectations or estimates of Salem's future performance or financial condition. These factors, among others, should be considered in assessing Salem's future prospects and prior to making an investment decision with respect to our stock.

Our Results Depend Significantly Upon the Success of the Religious and Family Issues Format

    We are committed to a broadcasting format emphasizing religious and family issues. Our results of operations therefore depend significantly upon:

  •
  the success of religious and family issues formats,

  •
  the continued positive listener response to our block program and advertising customers,

  •
  the financial success of the organizations purchasing block program time and advertising on our radio stations, and

  •
  the financial success of affiliated radio stations that feature programming from Salem Radio Network®.

    We may not pursue potentially more profitable business opportunities outside of our religious and family issues format. For example, we may not switch to other formats in response to changing audience preferences.

Our Strategy to Grow Through Acquisitions Involves Numerous Risks

    We intend to continue our acquisition strategy by acquiring radio stations in new and existing markets, as well as by expanding into other media and acquiring businesses that share our commitment to serving our targeted audience. Our acquisition strategy involves numerous risks:

  •
  We may be unable to generate cash flow from reformatted radio stations as effectively as we have in the past or in amounts sufficient to offset associated acquisition costs.

  •
  Our management may be unable to manage a larger organization or may be unable to effectively assimilate newly acquired radio stations into our organization.

  •
  We may be unable to identify attractive radio station acquisition opportunities, or may be forced to pay higher prices, due to increased competition with other buyers in the rapidly consolidating radio broadcasting industry. General format broadcast companies may be able to outbid us because they may have greater financial resources or can justify paying higher prices for radio stations broadcasting in their desired format or otherwise meeting their acquisition strategies.

  •
  We may be unable to obtain additional financing on terms that are both acceptable to our management and in compliance with covenants in our credit facility or senior subordinated notes.

  •
  Our core group of national block program customers, which have historically accounted for a substantial portion of our revenue, may not be willing to support our further expansion into new markets due in part to:

  -  their high initial costs required to create a listener base in a new market capable of generating revenue sufficient to cover programming costs, and

  -   their pre-existing relationships with other radio stations in these markets.

  •
  We may not be able to acquire new media and other businesses that we identify as important to our strategy, and may be unable to successfully integrate acquisitions of these businesses into our organization.

    Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business and results of operations.

The Highly Competitive Nature of the Radio Broadcast Industry Could Negatively Impact Our Business

    The radio broadcasting industry, including the religious format segment of this industry, is highly competitive. The financial success of each of our radio stations that features talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block program time to national and local religious organizations, which currently accounts for more than 40% of our revenue. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we cannot be sure that we will be able to maintain or increase our current block programming revenue.

    In the advertising market, we compete for revenue with other commercial religious format and general format radio stations, as well as with other media, including broadcast and cable television, newspapers, magazines, direct mail and billboard advertising. Due to this significant competition, we cannot be sure that we will be able to maintain or increase our current advertising revenue.

    Additionally, FCC rules and policies allow a broadcaster to own a number of radio stations in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales, and station operations. Management believes that radio stations that elect to take advantage of these opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we are currently attempting to take advantage of these rules by implementing multiple radio stations in various markets, the future development of our business in new markets, as well as the maintenance of our business growth in those markets in which we do not currently have a multiple number of radio stations, may be hampered.

    In addition to the competition faced by our radio stations, Salem Radio Network® faces competition from other providers of radio program content, including commercial radio networks that offer news and talk programming to religious format radio stations and non-commercial networks that offer religious music formats. Our network also competes with other radio networks and individual radio stations for the services of talk show personalities. Competition from existing and new radio networks may limit the growth and profitability of our network.

Industry Competition May Increase Due to New Technologies and Services

    Radio broadcasting is subject to competition from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television, satellite, digital audio radio services, the Internet, personal communications services and the proposed authorization by the FCC of a new service of low powered, limited coverage FM radio stations. We cannot predict the effect that any of this new technology may have on our business or the radio broadcasting industry.

Our Launch of New Christian Music Format Involves Risk

    We have launched a contemporary Christian music format called "The Fish"™ in several markets in which we have multiple radio stations. Although we expect that this will allow us to take advantage of cross-selling and cross-promotional opportunities, as well as to reduce costs by having combined operations in these markets, we have traditionally relied on talk programming as a source of our revenue and there is no guarantee that the implementation of "The Fish"™ format in these markets will attract a sufficient listener and advertiser base.

Loss of Key Executives Could Negatively Impact Our Business

    Our business is dependent upon the performance and continued efforts of certain key individuals, particularly Edward G. Atsinger III, our President and Chief Executive Officer; and Stuart W.

Epperson, our Chairman of the Board. The loss of the services of either Messrs. Atsinger or Epperson could have a material adverse effect upon Salem. We have entered into employment agreements with each of Messrs. Atsinger and Epperson. Messrs. Atsinger and Epperson's agreements expire in July 2001. Mr. Epperson has radio interests outside of Salem that will continue to impose demands on his time.

Government Regulation of the Broadcasting Industry May Negatively Impact Our Business

    Our operations are subject to extensive and changing governmental regulations and policies and actions of federal regulatory bodies, including the Department of Justice, the Federal Trade Commission and the Federal Communications Commission. We operate each of our radio stations pursuant to one or more FCC broadcasting licenses. As each license expires, we apply for renewal of the license. However, we cannot be sure that any of our licenses will be renewed, and renewal is subject to challenge by third-parties or to rejection by the FCC. The Communications Act of 1934 and FCC rules and policies require FCC approval for transfers of control of, and assignments of, FCC licenses. Were a complaint to be filed against Salem or other FCC licensees involved in a transaction with us, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses. The failure to renew our license could prevent us from operating the affected stations and generating revenue from them. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

    The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us.

    Further, the FTC and the DOJ evaluate transactions to determine whether those transactions should be challenged under federal antitrust laws. We are aware that the FTC and the DOJ have been increasingly active in their review of radio station acquisitions. This is particularly the case when a radio broadcast company proposes to acquire additional stations in its existing markets. We cannot be sure that the DOJ or the FTC will not seek to prohibit or require the restructuring of our future acquisitions.

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

    Our radio stations' studios and offices, the operations of our other media businesses and our corporate headquarters are located in leased facilities. Our network leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We do not anticipate difficulties in renewing those leases that expire within the next several years or in obtaining other lease arrangements, if necessary.

    We lease certain property from the principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in "Related Party Transactions" in the company's proxy statement for its 2001 Annual Meeting of Stockholders and incorporated by reference to Part III, Item 13 of this report. All such leases have cost of living adjustments. Based upon our management's assessment and analysis of local market conditions for comparable properties, we believe such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

    No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3. LEGAL PROCEEDINGS.

    Salem and its subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. ("GCI") matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, the company maintains insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of December 31, 2000. However, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon Salem's annual consolidated financial position, results of operations or cash flows.

    On December 6, 2000, GCI made a demand for arbitration upon Salem. The demand, pending before an arbitration panel of the American Arbitration Association, alleges Salem and our subsidiary OnePlace, Ltd. failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace, for which GCI seeks $5.0 million in damages. We have filed an answer to the demand, denying the factual basis for certain elements of GCI's claims and have asserted counterclaims against GCI for breach of contract. By consent of the parties, the matter has been submitted to nonbinding mediation. Although there can be no assurance that the GCI matter will be resolved in our favor, Salem will vigorously defend the action and pursue its counterclaims against GCI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 24, 2000, the shareholders of the company gave their consent to re-elect as directors of the company Edward G. Atsinger III, Stuart W. Epperson, Eric H. Halvorson, Richard A. Riddle, Roland S. Hinz, Joseph S. Schuchert and Donald P. Hodel, as well as to approve Ernst & Young LLP as independent auditors.

    No other matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The company's Class A common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ-NMS") under the symbol SALM. At March 29, 2001, the company had approximately 46 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 17,902,392 outstanding shares of Class A common stock and 5,553,696 outstanding shares of Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the Class A common stock of the company as reported on the NASDAQ-NMS since July 1, 1999, the date the company's Class A common stock first became publicly traded.

	1999		2000
	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High	31 1/8	30	23 1/4	13 1/16	13 5/8	17 1/4
Low	21 3/8	16 1/8	11 3/8	6 1/8	9 1/4	9 1/2

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION.

    Salem's selected historical statement of operations and balance sheet data presented below as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from the audited consolidated financial statements of Salem. The consolidated financial statements as of December 31, 1999 and 2000 and for each of the years in the three-year period ended December 31, 2000, and the independent auditors' report thereon, are included elsewhere in this report. Salem's financial results are not comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. The selected consolidated financial information below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(Dollars in Thousands) (Except Per Share Data and Ratios)
Statement of Operations Data:
Net broadcasting revenue	$59,010	$67,912	$77,891	$87,122	$110,097
Other media revenue	—	—	—	6,424	7,916

Total revenue	59,010	67,912	77,891	93,546	118,013
Operating expenses:
Broadcasting operating expenses	33,463	39,626	42,526	46,291	60,714
Other media operating expenses	—	—	—	9,985	14,863
Corporate expenses	4,663	6,210	7,395	8,507	10,457
Stock and related cash grant	—	—	—	2,550	—
Tax reimbursements to S corporation shareholders(1)	2,038	1,780	—	—	—
Depreciation and amortization	8,394	12,803	14,058	18,233	25,479

Total operating expenses	48,558	60,419	63,979	85,566	111,513

Net operating income	10,452	7,493	13,912	7,980	6,500
Other income (expense):
Interest income	523	230	291	1,005	534
Gain (loss) on disposal of assets	16,064	4,285	236	(219)	29,567
Interest expense	(7,361)	(12,706)	(15,941)	(14,219)	(17,452)
Other expense	(270)	(389)	(422)	(633)	(857)

Total other income (expense)	8,956	(8,580)	(15,836)	(14,066)	11,792
Income (loss) before income taxes and extraordinary item	19,408	(1,087)	(1,924)	(6,086)	18,292
Provision (benefit) for income taxes	6,655	106	(343)	(1,611)	6,996

Income (loss) before extraordinary item	12,753	(1,193)	(1,581)	(4,475)	11,296
Extraordinary loss(2)	—	(1,185)	—	(3,570)	(1,187)

Net income (loss)	$12,753	$(2,378)	$(1,581)	$(8,045)	$10,109

Pro forma net income (loss)(1)	$12,838	$(770)

Basic and diluted income (loss) per share before extraordinary item	$0.77	$(0.07)	$(0.09)	$(0.22)	$0.48

Basic and diluted net income (loss) per share(3)	$0.77	$(0.14)	$(0.09)	$(0.40)	$0.43

Pro forma basic and diluted income (loss) per share before extraordinary item	$0.77	$0.02

Pro forma basic and diluted net income (loss) per share	$0.77	$(0.05)

Basic weighted average shares outstanding(3)	16,661,088	16,661,088	16,661,088	20,066,006	23,456,088

Diluted weighted average shares outstanding(3)	16,661,088	16,661,088	16,661,088	20,066,006	23,466,849

Other Data:
Broadcast cash flow(4)	$25,547	$28,286	$35,365	$40,831	$49,383
Broadcast cash flow margin(5)	43.3%	41.7%	45.4%	46.9%	44.9%
EBITDA(4)	$20,884	$22,076	$27,970	$28,763	$31,979
After-tax cash flow(4)	$11,594	$10,647	$12,335	$15,809	$19,035

Cash flows related to:
Operating activities	$10,495	$7,314	$11,015	$8,204	$10,712
Investing activities	$(18,923)	$(26,326)	$(31,762)	$(35,159)	$(219,848)
Financing activities	$9,383	$18,695	$21,019	$59,162	$178,940
	December 31,
	1996	1997	1998	1999	2000
Balance Sheet Data:
Cash and cash equivalents	$1,962	$1,645	$1,917	$34,124	$3,928
Total assets	159,185	184,813	207,750	264,364	470,668
Long-term debt, less current portion	121,790	154,500	178,610	100,087	286,050
Stockholders' equity	20,354	10,682	9,101	142,839	152,948

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

   The following table reflects the pro forma adjustments to historical net income for the periods prior to and including our August 1997 reorganization:

	1996	1997
Pro Forma Information:
Income (loss) before income taxes and extraordinary item as reported above	$19,408	$(1,087)
Add back tax reimbursements to S corporation shareholders	2,038	1,780

Pro forma income (loss) before income taxes and extraordinary item	21,446	693
Pro forma provision (benefit) for income taxes	8,608	278

Pro forma income (loss) before extraordinary item	12,838	415
Extraordinary loss	—	(1,185)

Pro forma net income (loss)	$12,838	$(770)

(2)
The extraordinary loss in each of 1997, 1999 and 2000 relates to the write-off of deferred financing costs and termination fees related to the repayment of debt. See note 5 to our consolidated financial statements.

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

	Year Ended December 31,
	1998		1999		2000
	(Dollars in Thousands)
Block program time:
National	$29,506	34.5%	$31,317	32.9%	$34,887	29.0%
Local	13,389	15.7	15,816	16.6	19,044	15.9

	42,895	50.2	47,133	49.5	53,931	44.9
Advertising:
National	4,458	5.2	5,855	6.1	7,714	6.4
Local	26,106	30.6	29,686	31.2	40,905	34.1

	30,564	35.8	35,541	37.3	48,619	40.5
Infomercials	4,121	4.8	3,764	4.0	5,228	4.4
Salem Radio Network	6,053	7.1	6,983	7.3	9,174	7.6
Other	1,778	2.1	1,856	1.9	3,171	2.6
Gross broadcasting revenue	85,411	100.0%	95,277	100.0%	120,123	100.0%

Less agency commissions	7,520		8,155		10,026

Net broadcasting revenue	$77,891		$87,122		$110,097

    Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and network charge. The rates for block program time are based upon our stations' ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations' and network's ability to produce results for its advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. With the launch of the contemporary Christian music format in several markets, we have started to subscribe to Arbitron which develops quarterly reports to measure a radio station's audience share in the demographic groups targeted by advertisers. See "Business - Radio Stations." Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

    Our cash flow is affected by a transition period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial or advisable to change its format. This transition period is when we develop a radio station's customer and listener base. During this period, a station will typically generate negative or insignificant cash flow.

    In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2000, we sold 94% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

    The primary operating expenses incurred in the ownership and operation of our radio stations include employee salaries and commissions, and facility expenses (for example, rent and utilities). Beginning in 2000, in connection with the launch of our contemporary Christian music format in several markets, we incurred increased amounts for promotional expenses and music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

    OnePlace earns its revenue from the (1) sales of banner advertising and sponsorships on the Internet, (2) sales of streaming services, and (3) sales of software and software support contracts. CCM earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as "other media" on our condensed consolidated statements of operations.

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

    For the comparison of the results of operations for the year ended December 31, 1999 to the year ended December 31, 1998, we included in our same station comparisons the results of operations of radio stations and network formats that:

  -
  we owned or operated for all of both periods;

  -
  we acquired or began to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) was in a market in which we already owned or operated a radio station or network format and (ii) was integrated with the existing station or network format for our internal financial reporting purposes; or

  -
  we sold or ceased to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) was integrated with another station or network format in a market for our internal financial reporting purposes prior to the sale or cessation of operations and (ii) we continued to own or operate the other station or network format following the sale or cessation of operations.

    We included in our same station comparisons the results of operations of our integrated stations and network formats from the date that we acquired or began to operate them or through the date that we sold or ceased to operate them, as the case may be.

    For the comparison of the results of operations for the year ended December 31, 2000 to the year ended December 31, 1999, we include in our same station comparisons the results of operations of radio stations and networks that we own or operate in the same format during the current period compared with the results of the same stations for the corresponding period of the prior year. We do not include a station or a network in this comparison unless it has been owned or operated for at least an entire quarter included in each of the current and corresponding prior year periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    NET BROADCASTING REVENUE.  Net broadcasting revenue increased $23.0 million or 26.4% to $110.1 million in 2000 from $87.1 million in 1999. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 1999 and 2000, partially offset by the sales of radio stations during 2000. On a same station basis net revenue improved $8.1 million or 12.5% to $72.7 million in 2000 from $64.6 million in 1999. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 1997 and 1998 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross revenue increased to 40.5% in 2000 from 37.3% in 1999. Revenue from block program time as a percentage of our gross revenue decreased to 44.9% in 2000 from 49.5% in 1999. This change in our revenue mix is primarily due to our continued efforts to develop more local advertising sales in all of our markets, as well as the acquisition and launch of a number of news/talk and contemporary Christian music formatted stations that do not carry block programming.

    OTHER MEDIA REVENUE.  Other media revenue increased $1.5 million or 23.4% to $7.9 million in 2000 from $6.4 million in 1999. The increase is due primarily to our increased revenue from banner advertising and streaming services and the inclusion of revenues from the acquisition of the Involved Christian Radio Network, which we acquired in November 1999, offset by the loss of revenues from the sale of certain assets which generated revenue from the sale of advertising in print and online catalogs.

    BROADCASTING OPERATING EXPENSES.  Broadcasting operating expenses increased $14.4 million or 31.1% to $60.7 million in 2000 from $46.3 million in 1999. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network in 2000, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in bad debt expense and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $3.5 million or 10.1% to $38.3 million in 2000 from $34.8 million in 1999. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

    OTHER MEDIA OPERATING EXPENSES.  Other media operating expenses increased $4.9 million or 49.0% to $14.9 million in 2000 from $10.0 million in 1999. The increase is due primarily to product fulfillment costs associated with e-commerce which closed down in 2000, additional streaming and related expenses to produce the increased revenues in 2000, the inclusion of operating expenses from the acquisition of the Involved Christian Radio Network, which we acquired in November 1999, offset by the reduction of operating expenses incurred due to the sale of certain software products, assets and contracts.

    BROADCAST CASH FLOW.  Broadcast cash flow increased $8.6 million or 21.1% to $49.4 million in 2000 from $40.8 million in 1999. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 44.9% in 2000 from 46.8% in 1999. The decrease is primarily attributable to the effect of stations acquired during 1999 and 2000 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $4.6 million or 15.4% to $34.4 million in 2000 from $29.8 million in 1999.

    CORPORATE EXPENSES.  Corporate expenses increased $2.0 million or 23.5% to $10.5 million in 2000 from $8.5 million in 1999, primarily due to additional overhead costs associated with radio station and other media acquisitions in 1999 and 2000 and increased public reporting and related costs, offset by a reduction of expenses of $400,000 in 2000 due to the termination of a deferred compensation agreement.

    EBITDA.  EBITDA increased $3.2 million or 11.1% to $32.0 million in 2000 from $28.8 million in 1999. As a percentage of total revenue, EBITDA decreased to 27.1% in 2000 from 30.8% in 1999. EBITDA was negatively impacted by the results of operations of our other media businesses acquired during 1999, which generated a net loss before depreciation and amortization of $7.0 million in 2000 as compared to a net loss of $3.6 million in 1999. EBITDA excluding the other media businesses increased $6.7 million or 20.7% to $39.0 million in 2000 from $32.3 million in 1999. As a percentage of net broadcasting revenue, EBITDA excluding the other media businesses decreased to 35.4% in 2000 from 37.1% in 1999. The decrease is primarily attributable to the effect of stations acquired during 1999 and 2000 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets.

    DEPRECIATION AND AMORTIZATION.  Depreciation expense increased $0.5 million or 7.6% to $7.1 million in 2000 from $6.6 million in 1999. Amortization expense increased $6.8 million or 58.6% to $18.4 million in 2000 from $11.6 million in 1999. The increases are due to radio station and other media acquisitions consummated during 2000 and 1999.

    OTHER INCOME (EXPENSE).  Interest income decreased $500,000 to $500,000 in 2000 from $1.0 million in 1999. The decrease is primarily due to a decrease in excess cash available for investment due to acquisitions of radio stations and other media businesses. Gain on disposal of assets of $29.6 million in 2000 is primarily due to gains recognized on the sale of radio stations KPRZ-FM, Colorado Springs, CO and KLTX-AM, Los Angeles, CA, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense increased $3.3 million or 23.2% to $17.5 million in 2000 from $14.2 million in 1999. The increase is due to interest expense associated with borrowings on our credit facility and higher interest expense associated with short-term bridge financing to fund acquisitions in 2000. Other expense increased $224,000 to $857,000 in 2000 from $633,000 in 1998 primarily due to increased bank commitment fees.

    PROVISION (BENEFIT) FOR INCOME TAXES.  Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was 38.3% for 2000 and (26.5%) for 1999. The effective tax rate in 2000 and 1999 differs from the federal statutory income tax rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

    NET INCOME (LOSS).  We recognized net income of $10.1 million in 2000, compared to a net loss of $8.0 million in 1999. Included in the net income for 2000 is a gain in the disposal of assets of $29.6 million and a $1.2 million extraordinary loss, net of income tax benefit, resulting from the write-off of deferred financing costs related to our short-term bridge financing.

    AFTER-TAX CASH FLOW.  After-tax cash flow increased $3.2 million or 20.3% to $19.0 million in 2000 from $15.8 million in 1999. This increase was offset by negative after-tax cash flow of our other media businesses. After-tax cash flow excluding other media losses (net of income tax) increased $5.3 million or 29.6% to $23.2 million in 2000 from $17.9 million in 1999. The increase is primarily due to an increase in broadcast cash flow, offset by an increase in interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed acquisitions of radio stations through borrowings, including borrowings under bank credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We received net proceeds of $140.1 million from our initial public offering in July 1999, which was used to pay a portion of our senior subordinated notes and amounts outstanding under our credit facility. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and senior subordinated notes from operating cash flow. At December 31, 2000 we had $3.9 million of cash and cash equivalents and positive working capital of $20.0 million.

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

    In August 2000, we amended our credit facility and obtained a bridge loan facility principally to finance the acquisition of eight radio stations on August 24, 2000. To finance the acquisitions we borrowed $109.1 million under the amended credit facility and $58.0 million under the bridge loan facility with $7.1 million of the bridge loan proceeds used to fund a 12-month interest reserve.

    In August 2000, we supplemented the indenture for our senior subordinated notes in connection with the assignment of substantially all of the assets and liabilities of the company to HoldCo, including the obligations as successor issuer under the indenture.

    In November 2000 we paid off the bridge facility using available cash, interest reserves and $48.3 million borrowed under our credit facility. The bridge facility would otherwise have matured on August 23, 2001 had we not paid it off. Amounts outstanding under the bridge facility bore a floating interest rate of LIBOR plus a spread. The spread ranged from 5% to 6.5%. Interest was payable quarterly. As a result of the repayment of the bridge facility, we wrote-off certain deferred financing costs. The write-off of $1,187,000, net of a $662,000 income tax benefit, was recorded as an extraordinary item in the accompanying statement of operations for the year ended December 31, 2000.

    At December 31, 2000, we had $186.1 million outstanding under our credit facility. Our amended credit facility increased our borrowing capacity from $150 million to $225 million, lowered the borrowing rates and modified current financial ratio tests to provide us with additional borrowing flexibility. The amended credit facility matures on June 30, 2007. Aggregate commitments under the amended credit facility begin to decrease commencing March 31, 2002.

    Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%.

    The maximum amount that we may borrow under our credit facility is limited by a ratio of our existing adjusted debt to pro forma twelve-month cash flow (the "Adjusted Debt to Cash Flow Ratio"). Our credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Adjusted Debt to Cash Flow Ratio allowed under our credit facility is 6.50 to 1 through December 30, 2001. Thereafter, the maximum ratio will decline periodically until December 31, 2005, at which point it will remain at 4.00 to 1 through June 2007. The Adjusted Debt to Cash Flow Ratio at December 31, 2000 was 5.45 to 1, resulting in a borrowing availability of approximately $39.0 million.

    HoldCo is the borrower under the amended credit facility. HoldCo is a wholly-owned subsidiary of Salem and HoldCo is the direct or indirect parent of all operating subsidiaries with the exception of AcquisitionCo and SCA, both of which are direct or indirect subsidiaries of Salem.

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

    Net cash provided by operating activities increased to $10.7 million for the year ended December 31, 2000, compared to $8.2 million in 1999, primarily due to an increase in broadcast cash flow and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable and interest expense.

    Net cash used in investing activities increased to $219.8 million for the year ended December 31, 2000, compared to $35.2 million in 1999 primarily due to acquisitions (cash used of $234.9 million to purchase 26 radio stations and one network in 2000 compared to cash used of $23.9 million to purchase three radio stations and other media businesses in 1999).

    Net cash provided by financing activities increased to $178.9 million for the year ended December 31, 2000 compared to $59.2 million in 1999. The increase was primarily due to borrowings under our credit facility and short-term bridge financing.

    Subsequent to December 31, 2000, we purchased the assets (principally intangibles) of the following radio stations:

Acquisition Date	Station	Market Served	Purchase Price
			(in thousands)
February 2, 2001	WXRT-AM	Chicago, IL	$29,000
February 16, 2001	WWTC-AM	Minneapolis, MN	5,000
February 16, 2001	WZER-AM	Milwaukee, WI	2,100
March 9, 2001	WRBP-AM	Warren, OH	500
March 16, 2001	WFIA-AM	Louisville, KY	1,750

			$38,350

    On January 17, 2001, the company entered into an agreement to purchase the assets of radio station WROL-AM, Boston, MA, for $11 million. The company anticipates this transaction to close in the first half of 2001.

    On January 22, 2001, the company sold the assets of radio station KALC-FM, Denver, CO for $100 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments

    The company does not invest, and during the year ended December 31, 2000 did not invest, in market risk sensitive instruments.

Market Risk

    Our market risk exposure with respect to financial instruments is to changes in LIBOR and in the "prime rate" in the United States. As of December 31, 2000, we may borrow up to an additional $39.0 million under our credit facility. At December 31, 2000, we had borrowed $186.1 million under our credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. At December 31, 2000, the blended interest rate on amounts outstanding under our credit facility was 9.23%. At December 31, 2000, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $1.9 million on an annualized basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated herein by this reference is the information set forth in the sections entitled "DIRECTORS AND EXECUTIVE OFFICERS - Directors" and "- Executive Officers" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE contained in the company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by this reference is the information set forth in the sections entitled "COMPENSATION AND OTHER INFORMATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" contained in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by this reference is the information set forth in the sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT" contained in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 2001 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  1.  Financial Statements.

    The financial statements required to be filed hereunder are set forth at the end of this Report beginning on page F-1.

  2.
  Exhibits.

Exhibit Number	Description of Exhibits
2.01	Certificate of Incorporation of Salem Communications Holding Corporation. (9)
2.02	Bylaws of Salem Communications Holding Corporation. (9)
2.03	Certificate of Incorporation of Salem Communications Acquisition Corporation. (9)
2.04	Bylaws of Salem Communications Acquisition Corporation. (9)
2.05	Certificate of Incorporation of SCA License Corporation. (9)
2.06	Bylaws of SCA License Corporation. (9)
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (5)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (5)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9 1/2% Series A and Series B Senior Subordinated Notes due 2007. (1)
4.02	Form of 9 1/2% Senior Subordinated Note (filed as part of Exhibit 4.01). (1)
4.03	Form of Note Guarantee (filed as part of Exhibit 4.01). (1)
4.04	Credit Agreement, dated as of September 25, 1997, among Salem, the several Lenders from time to time parties thereto, and The Bank of New York, as administrative agent for the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration Statement on Form S-4). (1)
4.05	Borrower Security Agreement, dated as of September 25, 1997, by and between Salem and The Bank of New York, as Administrative Agent of the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration Statement on Form S-4). (1)
4.06	Subsidiary Guaranty and Security Agreement dated as of September 25, 1997, by and between Salem, certain named guarantors, and The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit 4.09 of the previously filed Registration Statement on Form S-4). (1)
4.07	Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as documentation agent, and the several Lenders (incorporated by reference to Exhibit 10.02 of previously filed Current Report on Form 8-K). (2)
4.08	Amendment No. 2 and Consent No. 2, dated as of January 22, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as documentation agent, and the Lenders. (5)
4.09	Specimen of Class A common stock certificate. (5)
4.10	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (5)

4.10.01	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (previously filed as Exhibit 4.11). (9)
4.11	Consent No. 3, dated as of March 31, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders named therein. (5)
4.12	Assumption Agreement, dated as of March 31, 1999, by and between Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (5)
4.13	Amendment No. 1 to the Grant of Security Interest (Servicemarks) by Salem to The Bank of New York, as Administrative Agent, under the Borrower Security Agreement, dated as of September 25, 1997, with the Administrative Agent. (5)
4.14	Amendment No. 3 and Consent No. 4, dated as of April 23, 1999, under the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders party thereto. (5)
4.15	First Amended and Restated Credit Agreement by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders named therein. (5)
4.16	Amendment No. 1 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto. (6)
4.17	Amendment No. 2 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto. (6)
4.18	Amendment No. 3 to First Amended and Restated Credit Agreement, dated as of August 17, 2000, by and among the Company, The Bank of New York, as administrative Agent for the Lender, Bank of America, N.A., and the Lenders party thereto. (9)
4.19	Amendment No. 3 to First Amended and Restated Credit Agreement, dated as of August 24, 2000, by and among Salem Communications Holding Corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A. as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and the Bank of Nova Scotia as Co-Agents and the Lenders party thereto. (9)
4.20	Credit Agreement dated as of August 24, 2000, by and among the Company, ING (U.S.) Capital LLC as Administrative Agent, The Bank of New York as Syndication Agent, Fleet National Bank as Documentation Agent, and the Lenders party thereto. (9)
4.21	Amendment No. 1, dated as of January 15, 2001, to the Third Amended and Restated Credit Agreement, dated as of November 7, 2000, by and among Salem Communications Corporation, a Delaware Corporation; The Bank of New York, as Administrative Agent; Bank Of America, N.A., as Syndication Agent; Fleet National Bank, as Documentation Agent; Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-Agents; and Lenders.

4.22	Amendment No. 1, dated as of January 15, 2001, to the First Amended and Restated Parent Guaranty, dated as of November 7, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.
4.23	Third Amended and Restated Credit Agreement dated as of November 7, 2000, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders.
10.01	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Edward G. Atsinger III. (5)
10.02	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Stuart W. Epperson. (5)
10.03.01	Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)
10.03.02	First Amendment to Employment Contract, dated April 22, 1996, between Salem and Eric H. Halvorson. (1)
10.03.03	Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson. (1)
10.03.04	Deferred Compensation Agreement, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)
10.03.05	Third Amendment to Employment Agreement, entered into May 26, 1999, between Salem and Eric Halvorson. (5)
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (1)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (1)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (1)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (1)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (1)
10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004.(1)

10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (1)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (1)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (1)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (6)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (1)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (1)
10.05.16	Atenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (6)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (1)
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon and Messrs. Atsinger and Epperson expiring 2002. (1)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (1)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (1)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005.(1)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006.(1)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (3)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (3)
10.06.05	Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and Inspiration Media of Texas, Inc. (KEWS, Arlington, Texas; KDFX, Dallas, Texas). (1)
10.06.07	Asset Purchase Agreement dated June 2, 1997 by and between New England Continental Media, Inc. and Hibernia Communications, Inc. (WPZE-AM, Boston, Massachusetts). (1)

10.06.08	Option to Purchase dated as of August 18, 1997 by and between Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle, Washington). (1)
10.06.09	Asset Purchase Agreement dated as of April 13, 1998 by and between New Inspiration Broadcasting Company and First Scientific Equity Devices Trust (KIEV-AM, Glendale, California) (incorporated by reference to Exhibit 2.01 of the previously filed Current Report on Form 8-K). (3)
10.06.10	Asset Purchase Agreement dated as of April 1, 1999 by and between Inspiration Media, Inc. and Sonsinger, Inc. (KKOL-AM, Seattle, Washington). (5)
10.07.01	Tower Purchase Agreement dated August 22, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (1)
10.07.02	Amendment to the Tower Purchase Agreement dated November 10, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (1)
10.07.03	Promissory Note dated November 11, 1997 made by Sonsinger Broadcasting Company of Houston, L.P. payable to Salem. (1)
10.07.04	Promissory Note dated December 24, 1997 made by Salem payable to Edward G. Atsinger III. (1)
10.07.05	Promissory Note dated December 24, 1997 made by Salem payable to Stuart W. Epperson. (1)
10.08.01	Local Marketing Agreement dated August 13, 1999 between Concord Media Group, Inc. and Radio 1210, Inc. (6)
10.08.02	Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and Genesis Communications, Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia.) (6)
10.08.03	Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem Media of Georgia, Inc. and Salem Communications Corporation (WGKA-AM, Atlanta, Georgia.) (6)
10.08.04	Asset Exchange Agreement dated as of January 19, 2000 by and among Bison Media, Inc.; AMFM Texas Broadcasting, LP and AMFM Texas Licenses, LP (KSKY-AM, Balch Springs, TX; KPRZ-FM, Colorado Springs, CO). (7)
10.08.05	Asset Purchase Agreement dated as of March 6, 2000 by and among Salem, Citicasters Co., AMFM Texas Broadcasting, LP; AMFM Texas Licenses LP; AMFM Ohio, Inc.; AMFM Radio Licenses LLC; Capstar Radio Operating Company and Capstar TX Limited Partnership (WBOB-AM, KEZY-AM, KXMX-FM, KDGE-FM, WKNR-AM, WRMR-AM, KALC-FM, WYGY-FM). (7)
10.08.06	Asset Exchange Agreement dated as of May 31, 2000 by and among Salem; South Texas Broadcasting, Inc.; Cox Radio, Inc.; and CXR Holdings, Inc. (WALR-FM, Athens, GA; WSUN-AM, Plant City, FL, KLUP-AM, Terrell Hills, TX, KKHT-FM, Conroe, TX). (8)
10.08.07	Asset Purchase Agreement dated as of July 2000, by and among Salem Media of California and Hi-Favor Broadcasting, LLC (KLTX-AM Long Beach, CA). (8)
10.08.08	Asset Purchase Agreement, dated September 2000, by and between Salem Communications Acquisition Corporation, a Delaware corporation and Emmis Communications Corporation, an Indiana corporation (KALC-FM Denver, CO).

10.08.09	Asset Purchase Agreement, dated as of July 2000, by and between Truth Broadcasting Corporation, a North Carolina corporation, and Salem Media Of Kentucky, Inc., a Kentucky corporation (WLKY-AM Louisville, KY).
10.08.10	Asset Purchase Agreement, dated December 2000, by and between Carter Broadcasting, Inc. and SCA License Corporation, a Delaware corporation (WROL-AM Boston, MA).
10.08.11	Asset Purchase Agreement, dated as of November 6, 2000, by and among Infinity Broadcasting Corporation of Illinois, a Delaware corporation, Infinity Broadcasting Corporation, a Delaware corporation, and Salem Communications Corporation, a Delaware corporation (WXRT-AM Chicago, IL).
10.08.12	Promissory Note dated November 7, 2000 made by Salem Communications Corporation payable to Salem Communications Holding Corporation.
10.09.01	Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000. (1)
10.09.02	Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of $5,000,000. (1)
10.09.03	Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000. (1)
10.10	1999 Stock Incentive Plan. (5)
21.01	Subsidiaries of Salem.
23.1	Consent of Independent Auditors.
99.1	Supplemental Report of Salem Communications Holding Corporation.

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
Reports on Form 8-K.

On September 8, 2000, Salem filed a report on Form 8-K relating to its acquisition of assets of eight radio stations from Clear Channel Communications, Inc. and AMFM, Inc. Financial statements and pro forma financial information for radio stations for which assets were acquired were reported in an amended current report on Form 8-K/A filed November 7, 2000.

On September 18, 2000, Salem filed a report on Form 8-K relating to an agreement for the exchange of assets of Salem's radio station KKHT-FM (Houston, Texas) for the assets of Cox Radio, Inc.'s radio stations WALR-FM (Atlanta, Georgia), KLUP-AM (San Antonio, Texas), and WSUN-AM (Tampa, Florida). Salem did not report any financial statements or pro forma financial information for radio stations for which assets were acquired because the source and nature of revenue and operating expenses would be significantly different than they were prior to the acquisition, and accordingly that information would not be meaningful to readers of the 8-K/A filed on November 15, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 30, 2001	By:	/s/ EDWARD G. ATSINGER III Edward G. Atsinger III President and Chief Executive Officer
March 30, 2001	By:	/s/ DAVID A.R. EVANS David A.R. Evans Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III Edward G. Atsinger III	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ DAVID A.R. EVANS David A.R. Evans	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2001
/s/ EILEEN E. HILL Eileen E. Hill	Vice President, Finance and Accounting (Principal Accounting Officer)	March 30, 2001
/s/ EDWARD G. ATSINGER III Edward G. Atsinger III	Director	March 30, 2001
/s/ STUART W. EPPERSON Stuart W. Epperson	Director	March 30, 2001
/s/ ERIC H. HALVORSON Eric H. Halvorson	Director	March 30, 2001
/s/ RICHARD A. RIDDLE Richard A. Riddle	Director	March 30, 2001
/s/ ROLAND S. HINZ Roland S. Hinz	Director	March 30, 2001
/s/ DONALD P. HODEL Donald P. Hodel	Director	March 30, 2001
/s/ JOSEPH S. SCHUCHERT Joseph S. Schuchert	Director	March 30, 2001

II-1

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of Salem Communications Corporation

    We have audited the accompanying consolidated balance sheets of Salem Communications Corporation (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

Woodland Hills, California
March 5, 2001

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$34,124	$3,928
Accounts receivable (less allowance for doubtful accounts of $1,753 in 1999 and $3,550 in 2000)	17,481	25,129
Other receivables	645	1,230
Prepaid expenses	1,628	1,558
Due from stockholders	905	450
Deferred income taxes	732	2,250

Total current assets	55,515	34,545
Property, plant, equipment and software, net	50,665	69,004
Intangible assets:
Broadcast licenses	177,487	397,137
Noncompetition agreements	14,625	12,618
Customer lists and contracts	4,097	3,301
Favorable and assigned leases	1,800	1,800
Goodwill	15,177	16,739
Other intangible assets	4,799	4,899

	217,985	436,494
Less accumulated amortization	67,465	78,012

Intangible assets, net	150,520	358,482
Bond issue costs	2,750	2,396
Other assets	4,914	6,241

Total assets	$264,364	$470,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,600	$4,786
Accrued expenses	825	1,245
Accrued compensation and related	2,478	3,361
Accrued interest	2,546	3,299
Deferred subscription revenue	1,670	1,509
Income taxes	148	300
Current portion of long-term debt and capital lease obligations	3,248	93

Total current liabilities	13,515	14,593
Long-term debt, less current portion	100,087	286,050
Deferred income taxes	7,232	15,279
Other liabilities	691	1,798
Stockholders' equity:
Class A common stock, $.01 par value; authorized 80,000,000 shares; issued and outstanding 17,902,392 shares	179	179
Class B common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,380	147,380
Retained earnings (deficit)	(4,776)	5,333

Total stockholders' equity	142,839	152,948

Total liabilities and stockholders' equity	$264,364	$470,668

See accompanying notes.

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	1998	1999	2000
Gross broadcasting revenue	$85,411	$95,277	$120,123
Less agency commissions	7,520	8,155	10,026

Net broadcasting revenue	77,891	87,122	110,097
Other media revenue	—	6,424	7,916

Total revenue	77,891	93,546	118,013
Operating expenses:
Broadcasting operating expenses	42,526	46,291	60,714
Other media operating expenses	—	9,985	14,863
Corporate expenses	7,395	8,507	10,457
Stock and related cash grant	—	2,550	—
Depreciation (including $1,817 in 1999 and $1,344 in 2000 for other media businesses)	4,305	6,599	7,087
Amortization (including $420 in 1999 and $1,146 in 2000 for other media businesses)	9,753	11,634	18,392

Total operating expenses	63,979	85,566	111,513

Net operating income	13,912	7,980	6,500
Other income (expense):
Interest income	291	1,005	534
Gain (loss) on sale of assets	236	(219)	773
Gain on sale of assets to related party	—	—	28,794
Interest expense	(15,941)	(14,219)	(17,452)
Other expense	(422)	(633)	(857)

Income (loss) before income taxes and extraordinary item	(1,924)	(6,086)	18,292
Provision (benefit) for income taxes	(343)	(1,611)	6,996

Income (loss) before extraordinary item	(1,581)	(4,475)	11,296
Extraordinary loss on early extinguishment of debt (net of income tax benefit of $1,986 in 1999 and $662 in 2000)	—	(3,570)	(1,187)

Net income (loss)	$(1,581)	$(8,045)	$10,109

Basic and diluted earnings (loss) per share before extraordinary item	$(0.09)	$(0.22)	$0.48
Extraordinary loss per share	—	(0.18)	(0.05)

Basic and diluted net earnings (loss) per share	$(0.09)	$(0.40)	$0.43

Basic weighted average shares outstanding	16,661,088	20,066,006	23,456,088

Diluted weighted average shares outstanding	16,661,088	20,066,006	23,466,849

See accompanying notes.

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

			Class B Common Stock
	Class A Common Stock
					Additional Paid-In Capital	Retained Earnings/ (Deficit)
	Shares	Amount	Shares	Amount			Total
Stockholders' equity, January 1, 1998	11,107,392	$111	5,553,696	$56	$5,665	$4,850	$10,682
Net loss	—	—	—	—	—	(1,581)	(1,581)

Stockholders' equity, December 31, 1998	11,107,392	111	5,553,696	56	5,665	3,269	9,101
Stock grant	75,000	1	—	—	1,687	—	1,688
Issuance of Class A common stock	6,720,000	67	—	—	140,028	—	140,095
Net loss	—	—	—	—	—	(8,045)	(8,045)

Stockholders' equity, December 31, 1999	17,902,392	179	5,553,696	56	147,380	(4,776)	142,839
Net income	—	—	—	—	—	10,109	10,109

Stockholders' equity, December 31, 2000	17,902,392	$179	5,553,696	$56	$147,380	$5,333	$152,948

See accompanying notes.

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	1998	1999	2000
Operating Activities
Net income (loss)	$(1,581)	$(8,045)	$10,109
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,058	18,233	25,479
Amortization of bank loan fees	42	87	678
Amortization of bond issue costs	531	443	354
Deferred income taxes	(730)	(4,106)	5,790
(Gain) loss on sale of assets	(236)	219	(29,567)
Loss on early extinguishment of debt, before taxes	—	5,556	1,849
Noncash stock grant	—	1,688	—
Changes in operating assets and liabilities:
Accounts receivable	(2,048)	(2,573)	(8,632)
Prepaid expenses and other current assets	(18)	(1,747)	422
Accounts payable and accrued expenses	1,035	(1,555)	4,224
Deferred subscription revenue	—	384	(161)
Other liabilities	166	(439)	15
Income taxes	(204)	59	152

Net cash provided by operating activities	11,015	8,204	10,712
Investing Activities
Purchases of property, plant, equipment and software	(6,865)	(9,142)	(14,804)
Deposits on radio station acquisitions	4,907	(1,325)	(512)
Purchases of radio stations	(33,682)	(11,837)	(234,853)
Purchases of other media businesses	—	(12,049)	—
Proceeds from sale of property, plant and equipment and intangible assets	4,226	73	30,080
Expenditures for tower construction project held for sale	(495)	(410)	—
Proceeds from sale of tower construction project	—	914	—
Other assets	147	(1,383)	241

Net cash used in investing activities	(31,762)	(35,159)	(219,848)
Financing Activities
Proceeds from issuance of long-term debt and notes payable to stockholders	40,500	18,750	204,050
Proceeds from issuance of bridge financing	—	—	58,000
Net proceeds from issuance of common stock	—	140,095	—
Payments of long-term debt and notes payable to stockholders	(19,200)	(94,860)	(20,810)
Payments of bridge financing	—	—	(58,000)
Payments on capital lease obligations	—	(239)	(250)
Payment of premium on senior subordinated notes	—	(3,875)	—
Payments of costs related to bank credit facility and bridge financing	—	(709)	(4,050)
Payments of bond issue costs	(281)	—	—

Net cash provided by financing activities	21,019	59,162	178,940

Net (decrease) increase in cash and cash equivalents.	272	32,207	(30,196)
Cash and cash equivalents at beginning of year	1,645	1,917	34,124

Cash and cash equivalents at end of year	$1,917	$34,124	$3,928

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14,965	$15,048	$15,831
Income taxes	591	450	390
Non-cash investing activities
Fair value of assets exchanged involving boot, excluding amount paid in cash	—	—	$5,500
No other exchange transactions had an impact on the carrying amount of the assets

See accompanying notes.

SALEM COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Reorganization

    The accompanying consolidated financial statements of Salem Communications Corporation ("Salem" or the "Company") include the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. In May 2000, the Company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation ("HoldCo") and Salem Communications Acquisition Corporation ("AcquisitionCo"), each a Delaware corporation. In July 2000, the Company formed SCA License Corporation ("SCA"), a Delaware corporation. HoldCo and AcquisitionCo are direct subsidiaries of the Company; SCA is a wholly-owned subsidiary of AcquisitionCo. HoldCo and all of its subsidiaries are Guarantors of the 9 1/2% Senior Subordinated Notes due 2007 (the "Notes") discussed in Note 5. The Guarantors (i) are wholly-owned subsidiaries of the HoldCo, (ii) comprise substantially all the HoldCo's direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis, the Notes. AcquisitionCo and SCA are not guarantors of the 9 1/2% Senior Subordinated Notes due 2007. SCA owns the assets of KALC-FM.

Description of Business

    Salem is a domestic U.S. radio broadcast company which has traditionally provided talk and music programming targeted at audiences interested in religious and family issues. Salem operated 71 and 54 radio stations across the United States at December 31, 2000 and 1999, respectively. The Company also owns and operates Salem Radio Network ("SRN"), SRN News Network ("SNN"), Salem Music Network ("SMN"), Reach Satellite Network ("RSN") and Salem Radio Representatives ("SRR"). SRN, SNN, SMN and RSN are radio networks which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem's stations. SRR sells commercial air time to national advertisers for Salem's radio stations and networks, and for independent radio station affiliates.

    Salem also owns and operates OnePlace, LLC ("OnePlace") and CCM Communications, Inc. ("CCM"). OnePlace provides on-demand audio streaming and related services. CCM publishes magazines that follow the Christian music industry. The revenue and related operating expenses of these businesses are reported as "other media" on the consolidated statements of operations.

Segments

    The Company has adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities. The Company's chief operating decision maker reviews financial information to manage the business consistent with the manner presented in the consolidated financial statements. As the Company acquires and integrates new businesses it evaluates, based on the nature, size and integration and management strategies, whether it has separate reportable segments. During the three years ended December 31, 2000, the Company had one reportable segment.

Revenue Recognition

    Revenues are recognized when pervasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the price to the customer is fixed or determinable and collection of the arrangement fee is reasonably assured.

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

    Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. The estimated fair value of the barter advertising provided for the years ended December 31, 1998, 1999 and 2000, was approximately $2,510,000, $2,936,000 and $3,053,000, respectively. Barter expenses were approximately the same. Barter advertising provided and barter expenses incurred are included net in broadcasting operating expenses.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain provisions of SFAS No. 133, including its required implementation date, were subsequently amended. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001 and its adoption will not have a material effect on the Company's results of operations or financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 in the fourth quarter of 2000 and its adoption has not had a material effect on the Company's results of operations or financial position.

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

Property, Plant, Equipment and Software

    Property, plant, equipment and software are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and production equipment	10 years
Computer software	3-5 years
Record and tape libraries	20 years
Automobiles	5 years
Leasehold improvements	15 years

    The carrying value of property, plant, equipment and software is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant, equipment and software have been made during the years ended December 31, 1998, 1999 and 2000.

Intangible Assets

    Intangible assets acquired in conjunction with the acquisition of various radio stations and other media businesses are being amortized over the following estimated useful lives using the straight-line method:

Broadcast licenses	10-25 years
Noncompetition agreements	3-5 years
Customer lists and contracts	10-15 years
Favorable and assigned leases	Life of the lease
Goodwill	15-40 years
Other	5-10 years

    The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of intangible assets have been made during the year ended December 31, 1998, 1999 and 2000.

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

    The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 8).

Income Taxes

    The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Basic and Diluted Net Earnings (Loss) Per Share

    Basic net earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period plus the dilutive effects of stock options.

    Options to purchase 0 shares, 304,500 shares and 300,939 shares of common stock with exercise prices greater than the average market prices of common stock were outstanding at December 31, 1998, 1999 and 2000, respectively. These options were excluded from the respective computations of diluted net loss per share because their effect would be anti-dilutive.

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	1998	1999	2000
Numerator:
Net income (loss)	$(1,581,000)	$(8,045,000)	$10,109,000
Denominator for basic earnings (loss) per share:
Weighted average shares	16,661,088	20,066,066	23,456,088
Denominator for diluted earnings (loss) per share:
Effect of dilutive securities—stock options	—	—	10,761

Weighted average shares adjusted for dilutive securities	16,661,088	20,066,066	23,466,849

Basic and diluted earnings (loss) per share	$(0.09)	$(0.40)	$0.43

Concentrations of Business and Credit Risks

    The majority of the Company's operations are conducted in several locations across the country. The Company's credit risk is spread across a large number of customers, none of which account for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, credit histories are reviewed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers' payment history and perceived credit risks. Bad debts have been within management's expectations.

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

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS

    Pro forma information to present operating results as if the acquisitions discussed below had occurred at the beginning of the year acquired is not presented because the Company generally changes the programming format of the radio stations such that the source and nature of revenue and operating expenses are significantly different than they were prior to the acquisition and, accordingly, historical and pro forma financial information has not been considered meaningful by management. Pro forma and historical financial information of radio stations acquired where the format was not changed and of other media businesses acquired have not been significant to the consolidated financial position or operating results of the Company.

    The Company used the purchase method of accounting for all of the acquisitions described below, and, accordingly, the operating results of the acquired assets and businesses are included in the consolidated operating results since the dates of acquisition.

    During the year ended December 31, 2000, the Company purchased the assets (principally intangibles) of the following radio stations:

Acquisition Date	Station	Market Served	Allocated Purchase Price
			(in thousands)
January 4, 2000	WNIV-AM and WLTA-AM	Atlanta, GA	$8,000
January 10, 2000	WABS-AM	Washington, D.C.	4,100
January 25, 2000	KJQI-FM	San Francisco, CA	8,000
February 15, 2000	KAIM-AM/FM	Honolulu, HI	1,800
February 16, 2000	KHNR-AM and KGU-AM	Honolulu, HI	1,700
April 4, 2000	WGKA-AM	Atlanta, GA	8,000
June 30, 2000	KSKY-AM	Dallas, TX	13,000
August 24, 2000 (1)	KALC-FM	Denver, CO	100,000
August 24, 2000 (1)	KDGE-FM	Dallas, TX	33,271
August 24, 2000 (1)	WYGY-FM	Cincinnati, OH	18,109
August 24, 2000 (1)	KEZY-AM (now KXMX-AM)	Anaheim, CA	12,449
August 24, 2000 (1)	KXMX-FM (now KFSH-FM)	Anaheim, CA	9,069
August 24, 2000 (1)	WKNR-AM	Cleveland, OH	7,437
August 24, 2000 (1)	WRMR-AM	Cleveland, OH	4,738
August 24, 2000 (1)	WBOB-AM	Cincinnati, OH	527
October 2, 2000	KCBQ-AM	San Diego, CA	4,250
October 5, 2000	WGTK-AM	Louisville, KY	1,750

			$236,200

(1)
These stations were acquired in one transaction for $185.6 million.

    The purchase price has been allocated to the assets acquired as follows:

Amount
(in thousands)
Asset
Property and equipment	$12,885
Broadcast licenses	222,624
Goodwill and other intangibles	691

$236,200

    On February 25, 2000, the Company purchased the KRLA-AM transmitter site in Los Angeles, CA, for $2.8 million.

    On March 31, 2000, the Company purchased all of the outstanding shares of stock of RSN for $3.1 million. RSN owns and operates Solid Gospel, a radio broadcasting network that produces and distributes music programming to its own radio stations WBOZ-FM and WVRY-FM, Nashville, TN, and to independent radio station affiliates. RSN also owns and operates SolidGospel.com, a web site on the Internet.

    During 2000, the Company sold certain assets of OnePlace resulting in a loss of $3.5 million recorded in gain (loss) on sale of assets.

    On June 30, 2000, the Company exchanged the assets of radio station KPRZ-FM, Colorado Springs, CO, plus $7.5 million for the assets of radio station KSKY-AM, Dallas, Texas.

    On August 22, 2000, the Company sold the assets of radio station KLTX-AM, Los Angeles, CA for $29.5 million to a corporation owned by one of our Board members, resulting in a gain of $28.8 million.

    On September 1, 2000, the Company exchanged the assets of radio station KKHT-FM, Houston, TX for the assets of radio stations WALR-FM (now WFSH-FM), Atlanta, GA, KLUP-AM, San Antonio, TX, and WSUN-AM, Tampa, FL. No gain or loss was recognized on this transaction.

    On November 9, 2000, the Company entered into an agreement to exchange the assets of radio station WHK-AM, Cleveland, OH and WHK-FM, Canton, OH plus $10.5 million for the transmitting facility of radio station WCLV-FM, Cleveland, OH. The Company anticipates this transaction to close in the first half of 2001.

    On November 20, 2000, the Company exchanged the assets of radio station KDGE-FM, Dallas, TX for the assets of radio station KLTY-FM, Dallas, TX. No gain or loss was recognized on this transaction.

    During the year ended December 31, 1999, the Company purchased the assets (principally intangibles) of the following radio stations:

Acquisition Date	Station	Market Served	Allocated Purchase Price
			(in thousands)
April 30, 1999	KKOL-AM	Seattle, WA	$1,750
July 23, 1999	KCTK-AM	Phoenix, AZ	5,000
September 13, 1999	WLSY-FM	Louisville, KY	2,500
September 13, 1999	WRVI-FM	Louisville, KY	2,500

			$11,750

    The purchase price has been allocated to the assets acquired as follows:

Amount
(in thousands)
Asset
Property and equipment	$2,160
Broadcast licenses	9,557
Goodwill and other intangibles	33

$11,750

    In addition to the stations above, in January 1999, the Company purchased the assets of OnePlace for $6.2 million, and all the outstanding shares of stock of CCM for $1.9 million. The purchases were financed primarily by an additional borrowing.

    On March 11, 1999, the Company acquired the assets of Christian Research Report ("CRR") for $300,000. The publications of CRR follow the contemporary Christian music industry.

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

    The revenue and operating expenses of these businesses are reported as "other media" on our consolidated statements of operations.

    The table below summarizes the other media acquisitions during 1999:

Acquisition Date	Entity	Allocated Purchase Price
		(in thousands)
January 29, 1999	OnePlace	$6,150
January 29, 1999	CCM	1,886
March 11, 1999	Christian Research Report	300
August 25, 1999	AudioCentral	1,000
October 19, 1999	Gospel Media Network, Inc.	475
November 30, 1999	Involved Christian Radio Network	3,000

		$12,811

    The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

Amount (in thousands)
Assets
Accounts receivable and other current assets	$1,453
Property, plant, equipment and software	5,764
Subscriber base and domain names	2,246
Goodwill and other intangible assets	8,790
Other assets	607

18,860

Liabilities
Accounts payable and other current liabilities	(3,437)
Other long-term liabilities	(2,612)

(6,049)

Purchase price	$12,811

    During the year ended December 31, 1998, the Company purchased the assets (principally intangibles) of the following radio stations:

Acquisition Date	Station	Market Served	Allocated Purchase Price
			(in thousands)
August 21, 1998	KKMO-AM	Tacoma, WA	$500
August 26, 1998	KIEV-AM (now KRLA-AM)	Los Angeles, CA	33,210
October 30, 1998	KYCR-AM	Minneapolis, MN	500
October 30, 1998	KTEK-AM	Houston, TX	2,061

			$36,271

    The purchase price has been allocated to the assets acquired as follows:

Amount
(in thousands)
Assets
Property and equipment	$4,507
Broadcast licenses	29,627
Goodwill and other intangibles	2,137

$36,271

    In 1998, the Company sold the assets (principally intangibles) of radio stations KTSL-FM, Spokane, WA, for $1.3 million and KAVC-FM, Lancaster, CA, for $1.6 million.

3. DUE FROM STOCKHOLDERS

    The amounts due from stockholders represent short-term advances made to stockholders of the Company.

4. PROPERTY, PLANT, EQUIPMENT AND SOFTWARE

    Property, plant, equipment and software consisted of the following at December 31:

	December 31,
	1999	2000
	(in thousands)
Land	$1,974	$4,341
Buildings	1,742	3,335
Office furnishings and equipment	12,952	16,041
Antennae, towers and transmitting equipment	32,672	38,023
Studio and production equipment	18,613	20,026
Computer software	4,427	2,528
Record and tape libraries	527	534
Automobiles	166	298
Leasehold improvements	4,877	6,182
Construction-in-progress	4,658	14,357

	82,608	105,665
Less accumulated depreciation	31,943	36,661

	$50,665	$69,004

SALEM COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT

    Long-term debt consisted of the following at:

	December 31,
	1999	2000
	(in thousands)
Revolving line of credit with banks	$—	$186,050
9 1/2% Senior Subordinated Notes due 2007	100,000	100,000
Obligation to acquire KRLA-AM property	2,810	—
Capital leases acquired through OnePlace	344	93
Seller financed note to acquire GospelMedia	181	—

	103,335	286,143
Less current portion	3,248	93

	$100,087	$286,050

    Since the revolving line of credit with banks carries a floating interest rate, the carrying amount approximates its fair market value. The Notes were issued in September 1997 at par. At December 31, 2000, the fair market value of the Notes was approximately $95.0 million.

Revolving Line of Credit with Banks

    HoldCo has a credit agreement with a syndicate of lending institutions (the "Credit Agreement") to provide for borrowing capacity of up to $225 million under a revolving line of credit. The maximum amount that HoldCo may borrow under the Credit Agreement is limited by a ratio of HoldCo's existing adjusted debt to pro forma twelve-month cash flow, as defined in the Credit Agreement (the Adjusted Debt to Cash Flow Ratio). At December 31, 2000, the maximum Adjusted Debt to Cash Flow Ratio allowed under the Credit Agreement was 6.50 to 1.00. At December 31, 2000, the Adjusted Debt to Cash Flow Ratio was 5.45 to 1.00, resulting in total borrowing availability of approximately $39.0 million. The maximum Adjusted Debt to Cash Flow Ratio allowed under the Credit Agreement is 6.50 to 1 through December 30, 2001. Thereafter, the maximum ratio will decline periodically until December 31, 2005, at which point it will remain at 4.00 to 1 through June 2007.

    The note underlying the revolving line of credit bears interest at a fluctuating base rate plus a spread that is determined by Salem's Adjusted Debt to Cash Flow Ratio. At HoldCo's option, the base rate is either a bank's prime rate or LIBOR. For purposes of determining the interest rate the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from .875% to 2.75%. Interest is payable quarterly. Commencing March 31, 2002, and every quarter thereafter, the commitment under the Credit Agreement reduces by increasing amounts through June 30, 2007, when it expires.

    The Credit Agreement with the banks (a) provides for restrictions on additional borrowings and leases; (b) prohibits Salem, without prior approval from the banks, from paying dividends, liquidating, merging, consolidating or selling its assets or business, and (c) requires HoldCo to maintain certain financial ratios and other covenants. Salem has pledged all of its assets as collateral under the Credit Agreement. Additionally, all the Company's stock holdings in its subsidiaries are pledged as collateral.

    In July 1999, the Company used a portion of the net proceeds from its initial public offering to repay all amounts due under a previous revolving line of credit with the banks, and to repurchase

$50 million principal amount of the Notes. The Company wrote off certain deferred financing costs (including bond issue costs of $1.5 million) and paid a premium of $3.9 million on the Notes. The write-off and premium of $3,570,000, net of a $1,986,000 income tax benefit, was recorded as an extraordinary item in the accompanying statement of operations for the year ended December 31, 1999.

9 1/2% Senior Subordinated Notes due 2007

    On August 24, 2000, the Company supplemented the indenture for the senior subordinated notes in connection with the assignment of substantially all of the assets and liabilities of the Company to HoldCo, including the obligations as successor issuer under the indenture.

    The Notes bear interest at 9 1/2% per annum, with interest payment dates on April 1 and October 1, commencing April 1, 1998. Principal is due on the maturity date, October 1, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002, at the redemption prices specified in the indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (the HoldCo subsidiaries). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company's obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

Bridge Loan

    In order to finance the eight radio stations acquired on August 24, 2000, the Company borrowed $58 million under a bridge loan provided by ING (U.S.) Capital, LLC as Agent. The entire amount borrowed was due on August 24, 2001. On November 7, 2000, the Company paid off the bridge loan using available cash, interest reserves and $48.3 million of borrowing under the existing credit facility. In connection with the repayment of the bridge loan, the Company wrote-off certain deferred financing costs. The write-off of $1,187,000, net of a $662,000 income tax benefit, was recorded as an extraordinary item in the accompanying statement of operations for the year ended December 31, 2000.

Other Debt

    In August 1998, in connection with the Company's acquisition of KRLA-AM, the Company agreed to lease the real property on which the station's towers and transmitter are located for $10,000 per month. The Company also agreed to purchase the property for $3 million in February 2000. The Company recorded this transaction in a manner similar to a capital lease. The amount recorded as a long-term obligation at December 31, 1998, represents the present value of the future commitments under the lease and purchase contract, discounted at 8.5%. The obligation is classified as current at December 31, 1999 and was paid in February 2000.

    In connection with the acquisition of OnePlace in January 1999, the Company acquired several capital leases related to various data processing equipment. The obligation recorded at December 31, 1999 and 2000 represents the present value of future commitments under the lease agreements.

    In connection with the acquisition of Gospel Media Network, Inc. ("Gospel Media"), the Company incurred an obligation to make future payments to the seller. The Company sold Gospel Media on August 14, 2000. As part of the sale agreement, these future commitments were forgiven.

Maturities of Long-Term Debt

    Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2000, for each of the next five years and thereafter are as follows:

2001	$93
2002	—
2003	—
2004	—
2005	—
Thereafter	286,050

$286,143

6. INCOME TAXES

    In connection with the 1999 acquisition of CCM the Company recorded a net deferred tax liability of $1,468,000 and in connection with the 2000 acquisition of RSN, the Company recorded a net deferred tax liability of $739,000, which amounts were recorded as an increase to the deferred tax liability and is not reflected in the income tax benefit in 1999 and the income tax provision in 2000.

    The consolidated provision (benefit) for income taxes for Salem consisted of the following at December 31:

	1998	1999	2000
	(in thousands)
Current:
Federal	$—	$—	$—
State	387	509	543

	387	509	543

Deferred:
Federal	(467)	(3,507)	5,941
State	(263)	(599)	512

	(730)	(4,106)	6,996
Current tax benefit reflected in net extraordinary loss	—	(1,986)	(662)

Income tax provision (benefit)	$(343)	$(1,611)	$6,334

    The consolidated deferred tax asset and liability consisted of the following at December 31:

	1999	2000
	(in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$1,140	$2,233
Net operating loss, AMT credit and other carryforwards	5,413	10,060
State taxes	176	185
Other	537	462

Total deferred tax assets	7,266	12,940
Valuation allowance for deferred tax assets	(860)	(2,057)

Net deferred tax assets	6,406	10,883
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	4,291	3,851
Excess of net book value of intangible assets for financial reporting purposes over tax basis	7,842	19,267
Other	772	794

Total deferred tax liabilities	12,906	23,912

Net deferred tax liabilities	$6,500	$13,029

    A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before income taxes, is as follows:

	Year Ended December 31,
	1998	1999	2000
Statutory federal income tax rate	(34)%	(34)%	35%
State income taxes, net	4	1	4
Nondeductible expenses	7	7	1
Exclusion of income taxes of S corporations and the Partnership	—	—	—
Change in taxable entity (S corporation to C corporation)	—	—	—
Other, net	5	—	(2)

	(18)%	(26)%	38%

    At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $22,200,000 which expire in years 2010 through 2020 and for state income tax purposes of approximately $52,100,000 which expire in years 2002 through 2020. The Company has federal alternative minimum tax credit carryforwards of approximately $147,000. For financial reporting purposes at December 31, 2000 the Company has a valuation allowance of $2,057,000 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.

7. COMMITMENTS AND CONTINGENCIES

    Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $4,800,000, $6,000,000 and $7,400,000 in 1998, 1999, and 2000, respectively.

    Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, are as follows:

	Related Parties	Other	Total
	(in thousands)
2001	$1,148	$5,201	$6,349
2002	1,002	4,428	5,430
2003	919	4,154	5,073
2004	739	3,934	4,673
2005	667	3,039	3,706
Thereafter	1,445	13,631	15,076

	$5,920	$34,387	$40,307

    The Company had a deferred compensation agreement with one of its officers, which would have provided for retirement payments to the officer for a period of ten consecutive years, if he remained employed by the Company until age 60. The retirement payments were based on a formula defined in the agreement. The estimated obligation under the deferred compensation agreement was being provided for over the service period. At December 31, 1998 and 1999, a liability of approximately $432,000 and $494,000 respectively, is included in other liabilities in the accompanying balance sheet for the amounts earned under this agreement. The officer terminated his employment with the Company in 2000 and therefore there is no liability recorded as of December 31, 2000. Corporate expenses were reduced by $404,000 in 2000 due to the termination of this agreement.

    The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. ("GCI") matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of December 31, 2000. However, the Company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's annual consolidated financial position, results of operations or cash flows.

    On December 6, 2000, GCI made a demand for arbitration upon Salem. The demand, pending before an arbitration panel of the American Arbitration Association, alleges Salem and its subsidiary OnePlace, Ltd. failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace, for which GCI seeks $5.0 million in damages. The Company has filed an answer to the demand, denying the factual basis for certain elements of GCI's claims and has asserted counterclaims against GCI for breach of contract. By consent of the parties, the matter has been submitted to nonbinding mediation. Although there can be no assurance that the GCI matter will be resolved in favor of the Company, Salem will vigorously defend the action and pursue its counterclaims against GCI.

8. STOCK OPTION PLAN

    The 1999 Stock Incentive Plan (the "Plan") allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 1,000,000 shares were authorized under the Plan. Options generally vest over five years and have a maximum term of 10 years. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. At December 31, 2000, the Company had 644,500 shares available for future grants under its Plan.

    A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
Outstanding at December 31, 1998	—	—	—	—
Granted	304,500	$22.65

Outstanding at December 31, 1999	304,500	$22.65	—	—
Granted	110,000	$16.32
Cancelled	102,800	$22.86

Outstanding at December 31, 2000	311,700	$20.35	51,020	$22.53

    Additional information regarding options outstanding as of December 31, 2000, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$10.00 - $13.00	66,000	9.6	$12.21	—	—
$22.50 - $27.07	245,700	8.6	$22.54	51,020	$22.53

$10.00 - $27.07	311,700	8.8	$20.35	51,020	$22.53

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the results of operations for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, amortized over the vesting period, for awards in 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31,
	1998	1999	2000
Net income (loss)	$(1,581)	$(8,045)	$10,109
Pro forma net income (loss)	(1,581)	(8,845)	9,262
Pro forma basic and diluted earnings (loss) per share	$(0.09)	$(0.44)	$0.39

Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the years ended December 31, 1999 and 2000 was $11.36 and $9.36, respectively. The pro forma effect on the Company's net loss and basic and diluted loss per share for 1999 and 2000 is not representative of the pro forma effect in future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1999: dividend yield of 0%; expected volatility of 58.0%; risk-free interest rate of 5.8%; expected life of 4 years. The following assumptions were made for grants made in 2000: dividend yield of 0%; expected volatility of 96.0%; risk-free interest rate of 5.8%; expected life of 4 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the fair value of its employee stock options.

9. RELATED PARTY TRANSACTIONS

    In December 1998, the Company borrowed $1.8 million from a stockholder pursuant to a promissory note with a revolving principal amount of up to $2.5 million. The outstanding balance on the note as of December 31, 1998 was $1.8 million (see Note 5). The note was repaid in full and cancelled in April 1999.

    A stockholder's trust owns real estate on which certain assets of two radio stations are located. One of the stations, KAVC-FM, was sold during 1998. Salem, in the ordinary course of its business, entered into two separate lease agreements with this trust. Rental expense included in operating expense for 1998, 1999 and 2000 amounted to $60,000, $48,000 and $49,000, respectively.

    Land and buildings occupied by various Salem radio stations are leased from the stockholders of Salem. Rental expense under these leases included in operating expense for 1998, 1999 and 2000 amounted to $1.0 million, $1.4 million and $1.5 million, respectively.

    In June 1997, the Company entered into a local marketing agreement ("LMA") with a corporation, Sonsinger, Inc. ("Sonsinger"), owned by two of Salem's stockholders for radio station KKOL-AM. The stockholders and the Company are parties to an Option to Purchase Agreement whereunder the Company had been granted an option to purchase KKOL-AM from the stockholders at any time on or before December 31, 1999 at a price equal to the lower of the cost of the station to the stockholders, $1.4 million, and its fair market value as determined by an independent appraisal. The Company acquired KKOL-AM from Sonsinger on April 30, 1999 for $1.4 million and associated real estate for $400,000. Under the LMA, Salem programmed KKOL-AM and sold all the airtime. Salem retained all of the revenue and incurred all of the expenses related to the operation of KKOL-AM and incurred approximately $164,000 and $43,000 in 1998 and 1999, respectively, in LMA fees to Sonsinger.

    On August 22, 2000, the Company sold the assets of radio station KLTX-AM, Los Angeles, CA for $29.5 million to a corporation owned by one of its Board members, resulting in a gain of $28.8 million.

    On October 5, 2000, the Company acquired the assets of radio station WGTX-AM, Louisville, KY for $1.8 million from a corporation owned by a relative of one of its Board members.

    From time to time, the Company rents an airplane and a helicopter from a company which is owned by one of the principal stockholders. As approved by the independent members of the Company's board of directors, the Company rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. Total rental expense for these aircraft for 1998, 1999 and 2000 amounted to approximately $69,000, $156,000 and $149,000, respectively.

10. DEFINED CONTRIBUTION PLAN

    In 1993, the Company established a 401(k) defined contribution plan (the "Plan"), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 25% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their compensation per pay period. Prior to January 1, 1999, the Company matched 10% of the amounts contributed by each participant but did not match participants' contributions in excess of 10% of their compensation per pay period. The Company contributed and expensed $87,000, $237,000 and $320,000 to the Plan in 1998, 1999 and 2000, respectively.

11. STOCKHOLDERS' EQUITY

    On March 31, 1999, the Company changed its domicile from California to Delaware (the "Reincorporation"). In conjunction with the Reincorporation, the Company's capital structure was changed to authorize 80,000,000 shares of Class A common stock, $0.01 par value, 20,000,000 shares of Class B common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value. In the Reincorporation, the previously outstanding 5,553,696 shares of common stock were converted into 11,107,392 shares of Class A common stock and 5,553,696 shares of Class B common stock.

    In April 1999, the Company filed a registration statement for an initial public offering (the "Offering") of its Class A common stock with the Securities and Exchange Commission. In connection with the Offering, the Company's board of directors approved a 67-for-one stock dividend on the Company's Class A and Class B common stock. All references in the accompanying financial statements to Class A and Class B common stock and per share amounts have been retroactively adjusted to give effect to the stock dividend.

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

12. SUBSEQUENT EVENTS (UNAUDITED)

    Subsequent to December 31, 2000, the Company purchased the assets (principally intangibles) of the following radio stations:

Acquisition Date	Station	Market Served	Allocated Purchase Price
			(in thousands)
February 2, 2001	WXRT-AM	Chicago, IL	$29,000
February 16, 2001	WWTC-AM	Minneapolis, MN	5,000
February 16, 2001	WZER-AM	Milwaukee, WI	2,100
March 9, 2001	WRBP-AM	Warren, OH	500
March 16, 2001	WFIA-AM	Louisville, KY	1,750

			$38,350

    On January 17, 2001, the Company entered into an agreement to purchase the assets of radio station WROL-AM, Boston, MA, for $11 million. The Company anticipates this transaction to close in the first half of 2001.

    On January 22, 2001, the Company sold the assets of radio station KALC-FM, Denver, CO for $100 million.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	March 31		June 30		September 30		December 31
	1999	2000	1999(1)	2000	1999	2000(2)	1999	2000
	(in thousands, except per share data)
Total revenue	$21,520	$24,400	$22,718	$26,824	$23,100	$29,811	$26,208	$36,979
Net operating income	2,936	158	(89)	1,130	2,345	1,569	2,788	3,644
Net income (loss) before extraordinary item	(1,308)	(1,657)	(3,516)	1,601	(138)	13,786	487	(2,399)
Extraordinary loss	—	—	—	—	(3,570)	—	—	(1,187)
Net income (loss)	$(1,308)	$(1,657)	$(3,516)	$1,601	$(3,708)	$13,786	$487	$(3,586)
Basic and diluted earnings (loss) per share before extraordinary item	$(0.08)	$(0.07)	$(0.21)	$0.07	$(0.01)	$0.59	$0.02	$(0.10)
Extraordinary loss per share	—	—	—	—	(0.15)	—	—	(0.05)
Basic and diluted earnings (loss) per share	$(0.08)	$(0.07)	$(0.21)	$0.07	$(0.16)	$0.59	$0.02	$(0.15)

(1)
Includes a charge of $2.6 million ($1.9 million net of tax) related to stock and related cash award made during the quarter.

(2)
Includes a gain of $28.8 million on the sale of the assets of radio station KLTX-AM, Los Angeles, CA to a corporation owned by one of its Board members.

Salem Communications Corporation
Schedule II - Valuation & Qualifying Accounts

		Additions
				Deductions
		Charged to Cost and Expense			Balance at End of Period
Description	Balance Beginning of Period		Charged to Other Accounts	Bad Debt Write-offs

Year Ended December 31, 1998 Allowance for Doubtful Accounts	$1,249	$2,087	$—	$(2,474)	$862
Year Ended December 31, 1999 Allowance for Doubtful Accounts	862	2,670	—	(1,779)	1,753
Year Ended December 31, 2000 Allowancefor Doubtful Accounts	1,753	3,678	—	(1,881)	3,550

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
SALEM COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
SALEM COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)
Salem Communications Corporation Schedule II - Valuation & Qualifying Accounts