Form 10-Q
period 2001-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2001-05-15
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER 333-76649

SALEM COMMUNICATIONS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0121400 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD, SUITE 300 CAMARILLO, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	93012 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      As of May 14, 2001 there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 3.03
EXHIBIT 3.04
EXHIBIT 3.05
EXHIBIT 3.06
EXHIBIT 3.07
EXHIBIT 3.08
EXHIBIT 3.09
EXHIBIT 3.10
EXHIBIT 3.11
EXHIBIT 3.12
EXHIBIT 3.13
EXHIBIT 3.14
EXHIBIT 3.15
EXHIBIT 3.16
EXHIBIT 3.17
EXHIBIT 3.18
EXHIBIT 3.19
EXHIBIT 4.10.02
EXHIBIT 4.19.01
EXHIBIT 4.19.02
EXHIBIT 10.01.01
EXHIBIT 10.03.06
EXHIBIT 10.11
EXHIBIT 99.1

SALEM COMMUNICATIONS CORPORATION
INDEX

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company”, including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of Federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations including, but not limited to, Salem’s ability to close and integrate announced transactions, competition in the radio broadcast, publishing and Internet industries and from new technologies, market acceptance of recently launched music formats and adverse economic conditions. These risks as well as other risks and uncertainties are detailed from time to time in Salem’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”).

PART I — FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	March 31,
	2000	2001

		(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$3,928	$65,108

Accounts receivable (less allowance for doubtful accounts of $3,550 in 2000 and $3,151 in 2001)	25,129	21,981

Other receivables	1,230	1,033

Prepaid expenses	1,558	2,104

Due from stockholders	450	450

Deferred income taxes	2,250	187

Total current assets	34,545	90,863

Property, plant and equipment, net	69,004	76,294

Intangible assets, net	358,482	291,745

Bond issue costs	2,396	2,307

Other assets	6,241	5,552

Total assets	$470,668	$466,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$6,031	$5,961

Accrued compensation and related	3,361	3,727

Accrued interest	3,299	7,847

Deferred subscription revenue	1,509	1,529

Income taxes	300	273

Capital lease obligations	93	74

Total current liabilities	14,593	19,411

Long-term debt	286,050	287,050

Deferred income taxes	15,279	10,653

Other liabilities	1,798	1,361

Stockholders’ equity:

Class A common stock, $.01 par value; authorized 80,000,000 shares; issued and outstanding 17,902,392 shares	179	179

Class B common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56

Additional paid-in capital	147,380	147,380

Retained earnings	5,333	671

Total stockholders’ equity	152,948	148,286

Total liabilities and stockholders’ equity	$470,668	$466,761

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,

	2000	2001

Gross broadcasting revenue	$24,662	$32,904

Less agency commissions	2,053	2,818

Net broadcasting revenue	22,609	30,086

Other media revenue	1,791	1,965

Total revenue	24,400	32,051

Operating expenses:

Broadcasting operating expenses	12,705	19,850

Other media operating expenses	4,144	2,536

Corporate expenses	2,454	3,868

Depreciation and amortization (including $494 in 2000 and $572 in 2001 for other media businesses)	4,939	7,273

Total operating expenses	24,242	33,527

Net operating income (loss)	158	(1,476)

Other income (expense):

Interest income	288	795

Interest expense	(2,520)	(6,467)

Loss on sale of assets	—	(8)

Other expense	(287)	(55)

Loss before income taxes	(2,361)	(7,211)

Benefit for income taxes	(704)	(2,549)

Net loss	$(1,657)	$(4,662)

Basic and diluted loss per share	$(0.07)	$(0.20)

Basic and diluted weighted average shares outstanding	23,456,088	23,456,088

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2000	2001

OPERATING ACTIVITIES

Net loss	$(1,657)	$(4,662)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	4,939	7,273

Amortization of bond issue costs and bank loan fees	121	183

Deferred income taxes	(158)	(2,563)

Loss on sale of assets	—	8

Changes in operating assets and liabilities:

Accounts receivable	1,198	3,345

Prepaid expenses and other current assets	45	(546)

Accounts payable and accrued expenses	(2,748)	4,843

Deferred subscription revenue	128	21

Other liabilities	5	(160)

Income taxes	157	(27)

Net cash provided by operating activities	2,030	7,715

INVESTING ACTIVITIES

Capital expenditures	(3,527)	(7,743)

Deposits on radio station acquisitions	(445)	--

Purchases of radio stations	(26,465)	(38,214)

Proceeds from sale of property, plant and equipment and intangible assets	—	98,358

Other assets	264	399

Net cash (used) provided in investing activities	(30,173)	52,800

FINANCING ACTIVITIES

Proceeds from issuance of long-term debt and notes payable to stockholders	1,000	1,000

Payments of long-term debt and notes payable to stockholders	(2,811)	--

Payments on capital lease obligations	(61)	(19)

Payments of costs related to debt refinancing	—	(316)

Net cash provided by (used in) financing activities	(1,872)	665

Net increase (decrease) in cash and cash equivalents	(30,015)	61,180

Cash and cash equivalents at beginning of period	34,124	3,928

Cash and cash equivalents at end of period	$4,109	$65,108

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$4,970	$1,746

Income taxes	37	42

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months ended March 31, 2001 and 2000 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries (“Salem”, or “the Company”), for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      We purchased the assets (principally intangibles) of the following radio stations during the quarter ended March 31, 2001:

			Allocated
			Purchase
Acquisition Date	Station	Market Served	Price

			(in thousands)
February 2, 2001	WXRT-AM (now WYLL-AM)	Chicago, IL	$29,000

February 16, 2001	WWTC-AM	Minneapolis, MN	4,882

February 16, 2001	WZER-AM (now WYLO-AM)	Milwaukee, WI	2,018

March 9, 2001	WRBP-AM (now WHKW-AM)	Youngstown-Warren, OH	500

March 16, 2001	WFIA-AM	Louisville, KY	1,750

			$38,150

      On January 22, 2001, the company sold the assets of radio station KALC-FM, Denver, CO for approximately $100 million. The net proceeds have been placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange. As of March 31, 2001, we have invested $38.2 million of the proceeds. The balance of $61.1 million is reflected in cash and cash equivalents at March 31, 2001.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain provisions of SFAS No. 133, including its required implementation date, were subsequently amended. We adopted SFAS No. 133, as amended, in the first quarter of 2001 and its adoption did not have a material effect on our results of operations or our financial position.

NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

      Basic net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common stock shares and when dilutive, common stock share equivalents outstanding. Options to purchase 342,500 and 473,200 shares of common stock were outstanding as of March 31, 2000 and 2001, respectively. These options were excluded from the respective computations of diluted net loss per share because their effect would be anti-dilutive and, as such, basic and diluted net loss per share are the same.

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,

	2000	2001

Numerator:

Net loss	$(1,657,000)	$(4,662,000)

Denominator for basic loss per share:

Weighted average shares	23,456,088	23,456,088

Effect of dilutive securities — stock options	—	--

Denominator for diluted loss per share
Weighted average shares adjusted for dilutive securities	23,456,088	23,456,088

Basic and diluted loss per share	$(0.07)	$(0.20)

NOTE 5. CONTINGENCIES

      The company and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of March 31, 2001. However, we believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the our financial position, results of operations or cash flows.

      On December 6, 2000, GCI made a demand for arbitration upon Salem. The demand, pending before an arbitration panel of the American Arbitration Association, alleges Salem and its subsidiary OnePlace, failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace, for which GCI seeks $5.0 million in damages. We have filed an answer to the demand, denying the factual basis for certain elements of GCI’s claims and has asserted counterclaims against GCI for breach of contract. Although there can be no assurance that the GCI matter will be resolved in favor of the Company, we will vigorously defend the action and pursue its counterclaims against GCI.

NOTE 6. SUBSEQUENT EVENTS

      On April 1, 2001, we purchased the assets of radio station WROL-AM, Boston, MA, for $11.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations and our acquisitions of other media businesses. See Note 2 to our condensed consolidated financial statements.

      We are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 25 years, is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own or operate 79 radio stations, including 54 stations which broadcast to 22 of the top 25 U.S. markets. We also operate Salem Radio Network®, a national radio network offering syndicated talk, news and music programming to over 1,600 affiliated radio stations, after giving effect to a pending transaction.

      Historically, the principal sources of our revenue are:

•	the sale of block program time, both to national and local program producers,

•	the sale of advertising time on our radio stations, both to national and local advertisers, and

•	the sale of advertising time on our national radio network.

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and network charge. The rates for block program time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and network’s ability to produce results for its advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. With the launch of the contemporary Christian music format, called “The Fish™”, in several markets, we have started to subscribe to Arbitron Inc., which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

      Our cash flow is affected by a transition period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial or advisable to change its format. This transition period is when we develop the radio station’s program customer and listener base. During this period, a station will typically generate negative or insignificant cash flow.

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

      OnePlace earns its revenue from the (1) sales of banner advertising and sponsorships on the Internet, (2) sales of streaming services, and (2) sales of software and software support contracts. CCM Communications, Inc. earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our condensed consolidated statements of operations.

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

      In the following discussion of our results of operations, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a “same station” basis. We include in our same station comparisons the results of operations of radio stations and networks that we own or operate in the same format during the current period compared with the results of the same stations and networks for the corresponding period of the prior year. We do not include a station or network in this comparison unless it has been owned or operated for at least an entire quarter included in each of the current and corresponding prior year periods.

RESULTS OF OPERATIONS

      NET BROADCASTING REVENUE. Net broadcasting revenue increased $7.5 million or 33.2% to $30.1 million for the quarter ended March 31, 2001 from $22.6 million for the same quarter of the prior year. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2000 and 2001, partially offset by the sales of radio stations during 2000. On a same station basis, net broadcasting revenue improved $1.9 million or 12.2% to $17.5 million for the quarter ended March 31, 2001 from $15.6 million for the same quarter of the prior year. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 41.0% for the quarter ended March 31, 2001 from 35.2% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 43.5% for the quarter ended March 31, 2001 from 51.8% for the same quarter of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format in several markets.

      OTHER MEDIA REVENUE. Other media revenue increased $0.2 million or 11.1% to $2.0 million for the quarter ended March 31, 2001 from $1.8 million for the same quarter in the prior year. The increase is due primarily to our increased revenue from banner advertising and streaming services, offset by the loss of revenues from the sale of certain assets which generated revenue from the sale of advertising in print and online catalogs and product sales.

      BROADCASTING OPERATING EXPENSES. Broadcasting operating expenses increased $7.2 million or 56.7% to $19.9 million for the quarter ended March 31, 2001 from $12.7 million for the same quarter of the prior year. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2000 and 2001, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $1.1 million or 12.8% to $9.7 million for the quarter ended March 31, 2001 from $8.6 million for the same quarter of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES. Other media operating expenses decreased $1.6 million or 39.0% to $2.5 million for the quarter ended March 31, 2001 from $4.1 million for the same quarter in the prior year. The decrease is attributable primarily to the reduction of operating expenses incurred due to the sale of certain software products, assets and contracts.

      BROADCAST CASH FLOW. Broadcast cash flow increased $0.3 million or 3.0% to $10.2 million for the quarter ended March 31, 2001 from $9.9 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 33.9% for the quarter ended March 31, 2001 from 43.8% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $0.8 million or 11.4% to $7.8 million for the quarter ended March 31, 2001 from $7.0 million for the same quarter of the prior year.

      CORPORATE EXPENSES. Corporate expenses increased $1.4 million or 56.0% to $3.9 million in the quarter ended March 31, 2001 from $2.5 million in the same quarter of the prior year, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2000 and 2001.

      EBITDA. EBITDA increased $0.7 million or 13.7% to $5.8 million for the quarter ended March 31, 2001 from $5.1 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA decreased to 18.1% for the quarter ended March 31, 2001 from 20.9% for the same quarter of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses acquired in 1999, which generated a net loss before depreciation and amortization of $0.6 million for the quarter ended March 31, 2001 as compared to $2.4 million for the same quarter of the prior year. Broadcast EBITDA excluding the other media businesses decreased $1.1 million or 14.7% to $6.4 million for the quarter ended March 31, 2001 from $7.5 million for the same quarter in the prior year. As a percentage of net broadcasting revenue, broadcast EBITDA excluding the other media business decreased to 21.3% for the quarter ended March 31, 2001 from 33.2% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format, the effect of the launch of the Contemporary Christian music format in several markets and increased corporate expenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.4 million or 49.0% to $7.3 million for the quarter ended March 31, 2001 from $4.9 million for the same quarter of the prior year. The increase is primarily due to the acquisitions of radio stations and a network in 2000 and 2001.

      OTHER INCOME (EXPENSE). Interest income increased $0.5 million to $0.8 million for the quarter ended March 31, 2001 from $0.3 million for the same quarter of the prior year, primarily due to interest earned on the investment of the proceeds from the sale of radio station KALC-FM, Denver, Colorado for $100 million in January 2001. Interest expense increased $4.0 million or 160.0% to $6.5 million for the quarter ended March 31, 2001 from $2.5 million for the same quarter of the prior year. The increase is due to interest expense associated with borrowings on our credit facility to fund acquisitions in 2000. Other expense, net decreased $0.2 million to $0.1 million for the quarter ended March 31, 2001 from $0.3 million for the same quarter in the prior year primarily due to decreased bank commitment fees.

      BENEFIT FOR INCOME TAXES. Benefit for income taxes as a percentage of loss before income taxes and extraordinary item (that is, the effective tax rate) was 34.7% for the quarter ended March 31, 2001 and 29.8% for the same quarter of the prior year. For the quarter ended March 31, 2001 and 2000 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET LOSS. We recognized a net loss of $4.7 million for the quarter ended March 31, 2001 as compared to a net loss of $1.7 million for the same quarter of the prior year.

      AFTER-TAX CASH FLOW. After-tax cash flow decreased $0.7 million or 21.2% to $2.6 million for the quarter ended March 31, 2001 from $3.3 million for the same quarter of the prior year. After-tax cash flow was negatively impacted by the after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) decreased $1.7 million or 36.2% to $3.0 million for the quarter ended March 31, 2001 from $4.7 million for the same quarter of the prior year. The decrease is primarily due to an increase in interest expense and corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents was $65.1 million at March 31, 2001 including $61.1 million held by a qualified intermediary under a like-kind exchange agreement to preserve our ability to effect a tax-deferred exchange. Working capital was $71.5 million at March 31, 2001. Cash and cash equivalents was $3.9 million at December 31, 2000. The increase in cash and cash equivalents is due to cash provided by operating activities and cash provided by investing activities primarily related to the net proceeds received from the sale of KALC-FM, Denver, CO for approximately $100 million, offset by $38.2 million of the proceeds used to acquire five radio stations in the first quarter of 2001 (see Note 2).

      Net cash provided by operating activities increased to $7.7 million for the quarter ended March 31, 2001 compared to $2.0 million in the same period of the prior year. The increase is primarily due to a decrease in accounts receivable and an increase in accounts payable.

      Net cash provided by investing activities was $52.8 million for the quarter ended March 31, 2001 compared to net cash used in investing activities of $30.2 million for the same period of the prior year. The increase is due to cash received for the sale of KALC-FM, Denver, CO, partially offset by cash used for acquisitions (cash used of $38.2 million to purchase five radio stations during the quarter ended March 31, 2001 as compared to cash used of $26.5 million to purchase ten radio stations and a network for the same period of the prior year) and offset by an increase in capital expenditures.

      Net cash provided by financing activities was $0.7 million for the quarter ended March 31, 2001. Net cash used in investing activities was $1.9 million for the same period of the prior year due to a payment of long-term debt associated with the purchase of the KRLA-AM transmitter site in February 2000.

      We have historically funded, and will continue to fund, acquisitions of radio stations through borrowings, including borrowings under bank credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and senior subordinated notes from operating cash flow. We believe that cash on hand, cash flow from operations, borrowings under our credit facility and proceeds from the sale of some of our existing radio stations will be sufficient to permit us to meet our financial obligations, fund our pending acquisitions and fund operations for at least the next twelve months.

      At March 31, 2001 we have $100.0 million principal amount of 9 1/2% senior subordinated notes due 2007. In August 2000, we supplemented the indenture for our senior subordinated notes in connection with the assignment of substantially all of the assets and liabilities to our wholly-owned subsidiary Salem Communications Holding Corporation (“HoldCo”), including the obligations as successor issuer under the indenture. The indenture for the senior subordinated notes contains restrictive covenants that, among others, limit the incurrence of debt by us and our subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. The senior subordinated notes are guaranteed by all of HoldCo’s subsidiaries.

      At March 31, 2001, we had $187.1 million outstanding under our credit facility. Since August 2000, we amended our credit facility to increase our borrowing capacity from $150 million to $225 million, lower the borrowing rates and modify current financial ratio tests to provide us with additional borrowing flexibility. The credit facility matures on June 30, 2007. Aggregate commitments under the credit facility begin to decrease commencing March 31, 2002.

      Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%.

      The maximum amount that we may borrow under our credit facility is limited by a ratio of our existing adjusted debt to pro forma twelve-month cash flow (the “Adjusted Debt to Cash Flow Ratio”). Our credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Adjusted Debt to Cash Flow Ratio allowed under our credit facility is 6.50 to 1 through December 30, 2001. Thereafter, the maximum ratio will decline periodically until December 31, 2005, at which point it will remain at 4.00 to 1 through June 2007. The Adjusted Debt to Cash Flow Ratio at March 31, 2001 was 4.74 to 1, resulting in a borrowing availability of approximately $12.4 million.

      Our credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage as described, minimum interest coverage, minimum debt service and minimum fixed charge coverage. The credit facility is guaranteed by the company and all of its subsidiaries other than HoldCo, which is the borrower, and is secured by pledges of all of the capital stock of the company’s subsidiaries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Derivative Instruments. We do not invest, and during the quarter ended March 31, 2001 did not invest, in market risk sensitive instruments.

      Market Risk. Our credit facility is subject to market risk exposure, specifically to changes in LIBOR and in the “prime rate” in the United States. As of March 31, 2001, we may borrow an additional $12.4 million under our credit facility. At March 31, 2001, we had borrowed $187.1 million under our credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under our credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. At March 31, 2001, the blended interest rate on amounts outstanding under the credit facility was 8.16%. At March 31, 2001, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $1.9 million on an annualized basis.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The company and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of March 31, 2001. However, we believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the our financial position, results of operations or cash flows.

      On December 6, 2000, GCI made a demand for arbitration upon Salem. The demand, pending before an arbitration panel of the American Arbitration Association, alleges Salem and its subsidiary OnePlace failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace, for which GCI seeks $5.0 million in damages. We have filed an answer to the demand, denying the factual basis for certain elements of GCI’s claims and has asserted counterclaims against GCI for breach of contract. Although there can be no assurance that the GCI matter will be resolved in favor of the Company, we will vigorously defend the action and pursue its counterclaims against GCI.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits
2.01	Certificate of Incorporation of Salem Communications Holding Corporation. (9)

2.02	Bylaws of Salem Communications Holding Corporation. (9)

2.03	Certificate of Incorporation of Salem Communications Acquisition Corporation. (9)

2.04	Bylaws of Salem Communications Acquisition Corporation. (9)

2.05	Certificate of Incorporation of SCA License Corporation. (9)

2.06	Bylaws of SCA License Corporation. (9)

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (4)

3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (4)

3.03	Certificate of Formation of Salem Radio Operations, LLC.

3.04	Operating Agreement of Salem Radio Operations, LLC.

3.05	Certificate of Formation of Salem Media of Illinois, LLC.

3.06	Operating Agreement of Salem Media of Illinois, LLC.

3.07	Certificate of Formation of Salem Media of New York, LLC.

3.08	Operating Agreement of Salem Media of New York, LLC.

3.09	Certificate of Incorporation of Salem Radio Operations — Pennsylvania, Inc.

3.10	Bylaws of Salem Radio Operations — Pennsylvania, Inc.

3.11	Agreement of Limited Partnership of Inspiration Media of Pennsylvania, LP.

3.12	Certificate of Limited Partnership of Inspiration Media of Pennsylvania, LP.

3.13	Certificate of Amendment to Certificate of Limited Partnership of Inspiration Media of Pennsylvania, LP.

3.14	Certificate of Conversion of OnePlace, Ltd.

3.15	Certificate of Formation of OnePlace, LLC.

3.16	Operating Agreement of OnePlace, LLC.

3.17	Articles of Conversion of Inspiration Media of Texas, Inc.

3.18	Articles of Organization of Inspiration Media of Texas, LLC.

3.19	Operating Agreement of Inspiration Media of Texas, LLC.

4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9 1/2% Series A and Series B Senior Subordinated Notes due 2007. (1)

4.02	Form of 9 1/2% Senior Subordinated Note (filed as part of Exhibit 4.01). (1)

4.03	Form of Note Guarantee (filed as part of Exhibit 4.01). (1)

4.04	Credit Agreement, dated as of September 25, 1997, among Salem, the several Lenders from time to time parties thereto, and The Bank of New York, as administrative agent for the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration Statement on Form S-4). (1)

4.05	Borrower Security Agreement, dated as of September 25, 1997, by and between Salem and The Bank of New York, as Administrative Agent of the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration Statement on Form S-4). (1)

4.06	Subsidiary Guaranty and Security Agreement dated as of September 25, 1997, by and between Salem, certain named guarantors, and The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit 4.09 of the previously filed Registration Statement on Form S-4). (1)

4.07	Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as documentation agent, and the several Lenders (incorporated by reference to Exhibit 10.02 of previously filed Current Report on Form 8-K). (2)

4.08	Amendment No. 2 and Consent No. 2, dated as of January 22, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as documentation agent, and the Lenders. (5)

4.09	Specimen of Class A common stock certificate. (5)

4.10	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (5)

4.10.01	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (previously filed as Exhibit 4.11). (9)

4.10.02	Supplemental Indenture No. 2, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee.

4.11	Consent No. 3, dated as of March 31, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders named therein. (5)

4.12	Assumption Agreement, dated as of March 31, 1999, by and between Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (5)

4.13	Amendment No. 1 to the Grant of Security Interest (Servicemarks) by Salem to The Bank of New York, as Administrative Agent, under the Borrower Security Agreement, dated as of September 25, 1997, with the Administrative Agent. (5)

4.14	Amendment No. 3 and Consent No. 4, dated as of April 23, 1999, under the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders party thereto. (5)

4.15	First Amended and Restated Credit Agreement by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT&SA, as Documentation Agent, and the Lenders named therein. (5)

4.16	Amendment No. 1 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto. (6)

4.17	Amendment No. 2 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto. (6)

4.18	Amendment No. 3 to First Amended and Restated Credit Agreement, dated as of August 17, 2000, by and among the Company, The Bank of New York, as administrative Agent for the Lender, Bank of America, N.A., and the Lenders party thereto. (9)

4.19	Second Amended and Restated Credit Agreement, dated as of August 24, 2000, by and among

Salem Communications Holding Corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A. as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and the Bank of Nova Scotia as Co-Agents and the Lenders party thereto. (9)

4.19.01	Supplement to Second Amended and Restated Subsidiary Guaranty dated November 7, 2000 by Salem Communications Acquisition Corporation and The Bank of New York.

4.19.02	Supplement to Second Amended and Restated Subsidiary Guaranty dated November 7, 2000 by SCA License Corporation and The Bank of New York.

4.20	Credit Agreement dated as of August 24, 2000, by and among the Company, ING (U.S.) Capital LLC as Administrative Agent, The Bank of New York as Syndication Agent, Fleet National Bank as Documentation Agent, and the Lenders party thereto. (9)

4.21	Amendment No. 1, dated as of January 15, 2001, to the Third Amended and Restated Credit Agreement, dated as of November 7, 2000, by and among Salem Communications Corporation, a Delaware Corporation; The Bank of New York, as Administrative Agent; Bank Of America, N.A., as Syndication Agent; Fleet National Bank, as Documentation Agent; Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-Agents; and Lenders. (10)

4.22	Amendment No. 1, dated as of January 15, 2001, to the First Amended and Restated Parent Guaranty, dated as of November 7, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (10)

4.23	Third Amended and Restated Credit Agreement dated as of November 7, 2000, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders. (10)

10.01	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Edward G. Atsinger III. (5)

10.01.01	Promissory Note from Edward G. Atsinger III to Salem dated December 31, 2000.

10.02	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Stuart W. Epperson. (5)

10.03.01	Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)

10.03.02	First Amendment to Employment Contract, dated April 22, 1996, between Salem and Eric H. Halvorson. (1)

10.03.03	Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson. (1)

10.03.04	Deferred Compensation Agreement, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)

10.03.05	Third Amendment to Employment Agreement, entered into May 26, 1999, between Salem and Eric Halvorson. (5)

10.03.06	Consulting Agreement dated August 7, 2000, between Salem and Eric H. Halvorson.

10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)

10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)

10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)

10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (1)

10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (1)

10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (1)

10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (1)

10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (1)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004.(1)

10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (1)

10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (1)

10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (1)

10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (6)

10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (1)

10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (1)

10.05.16	Atenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (6)

10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (1)

10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon and Messrs. Atsinger and Epperson expiring 2002. (1)

10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (1)

10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (1)

10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005.(1)

10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006.(1)

10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (3)

10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (3)

10.06.05	Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and Inspiration Media of Texas, Inc. (KEWS, Arlington, Texas; KDFX, Dallas, Texas). (1)

10.06.07	Asset Purchase Agreement dated June 2, 1997 by and between New England Continental Media, Inc. and Hibernia Communications, Inc. (WPZE-AM, Boston, Massachusetts). (1)

10.06.08	Option to Purchase dated as of August 18, 1997 by and between Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle, Washington). (1)

10.06.09	Asset Purchase Agreement dated as of April 13, 1998 by and between New Inspiration Broadcasting Company and First Scientific Equity Devices Trust (KIEV-AM, Glendale, California) (incorporated by reference to Exhibit 2.01 of the previously filed Current Report on Form 8-K). (3)

10.06.10	Asset Purchase Agreement dated as of April 1, 1999 by and between Inspiration Media, Inc. and Sonsinger, Inc. (KKOL-AM, Seattle, Washington). (5)

10.07.01	Tower Purchase Agreement dated August 22, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (1)

10.07.02	Amendment to the Tower Purchase Agreement dated November 10, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (1)

10.07.03	Promissory Note dated November 11, 1997 made by Sonsinger Broadcasting Company of Houston, L.P. payable to Salem. (1)

10.07.04	Promissory Note dated December 24, 1997 made by Salem payable to Edward G. Atsinger III. (1)

10.07.05	Promissory Note dated December 24, 1997 made by Salem payable to Stuart W. Epperson. (1)

10.08.01	Local Marketing Agreement dated August 13, 1999 between Concord Media Group, Inc. and Radio 1210, Inc. (6)

10.08.02	Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and Genesis Communications, Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia.) (6)

10.08.03	Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem Media of Georgia, Inc. and Salem Communications Corporation (WGKA-AM, Atlanta, Georgia.) (6)

10.08.04	Asset Exchange Agreement dated as of January 19, 2000 by and among Bison Media, Inc.; AMFM Texas Broadcasting, LP and AMFM Texas Licenses, LP (KSKY-AM, Balch Springs, TX; KPRZ-FM, Colorado Springs, CO). (7)

10.08.05	Asset Purchase Agreement dated as of March 6, 2000 by and among Salem, Citicasters Co., AMFM Texas Broadcasting, LP; AMFM Texas Licenses LP; AMFM Ohio, Inc.; AMFM Radio Licenses LLC; Capstar Radio Operating Company and Capstar TX Limited Partnership (WBOB-AM, KEZY-AM, KXMX-FM, KDGE-FM, WKNR-AM, WRMR-AM, KALC-FM, WYGY-FM). (7)

10.08.06	Asset Exchange Agreement dated as of May 31, 2000 by and among Salem; South Texas Broadcasting, Inc.; Cox Radio, Inc.; and CXR Holdings, Inc. (WALR-FM, Athens, GA; WSUN-AM, Plant City, FL, KLUP-AM, Terrell Hills, TX, KKHT-FM, Conroe, TX). (8)

10.08.07	Asset Purchase Agreement dated as of July 2000, by and among Salem Media of California and Hi-Favor Broadcasting, LLC (KLTX-AM Long Beach, CA). (8)

10.08.08	Asset Purchase Agreement, dated September 2000, by and between Salem Communications Acquisition Corporation, a Delaware corporation and Emmis Communications Corporation, an Indiana corporation (KALC-FM Denver, CO). (10)

10.08.09	Asset Purchase Agreement, dated as of July 2000, by and between Truth Broadcasting Corporation, a North Carolina corporation, and Salem Media Of Kentucky, Inc., a Kentucky corporation (WLKY-AM Louisville, KY). (10)

10.08.10	Asset Purchase Agreement, dated December 2000, by and between Carter Broadcasting, Inc. and SCA License Corporation, a Delaware corporation (WROL-AM Boston, MA). (10)

10.08.11	Asset Purchase Agreement, dated as of November 6, 2000, by and among Infinity Broadcasting Corporation of Illinois, a Delaware corporation, Infinity Broadcasting Corporation, a Delaware corporation, and Salem Communications Corporation, a Delaware corporation (WXRT-AM Chicago, IL). (10)

10.08.12	Promissory Note dated November 7, 2000 made by Salem Communications Corporation payable to Salem

Communications Holding Corporation.(10)

10.09.01	Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000. (1)

10.09.02	Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of $5,000,000. (1)

10.09.03	Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000. (1)

10.10	1999 Stock Incentive Plan. (5)

10.11	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000.

21.01	Subsidiaries of Salem. (10)

99.1	Supplemental Report of Salem Communications Holding Corporation.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.

(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 1998.

(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.

(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.

(5)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared, effective by the Securities and Exchange Commission on June 30, 1999.

(6)	Incorporated by reference to the exhibit of the same number to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.

(7)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2000.

(8)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2000.

(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.

(10)	Incorporated by reference to the exhibit of the same number to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

(b) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
May 15, 2001
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
May 15, 2001
By: /s/ DAVID A. R. EVANS
David A. R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.03	Certificate of Formation of Salem Radio Operations, LLC.

3.04	Operating Agreement of Salem Radio Operations, LLC.

3.05	Certificate of Formation of Salem Media of Illinois, LLC.

3.06	Operating Agreement of Salem Media of Illinois, LLC.

3.07	Certificate of Formation of Salem Media of New York, LLC.

3.08	Operating Agreement of Salem Media of New York, LLC.

3.09	Certificate of Incorporation of Salem Radio Operations — Pennsylvania, Inc.

3.10	Bylaws of Salem Radio Operations — Pennsylvania, Inc.

3.11	Agreement of Limited Partnership of Inspiration Media of Pennsylvania, LP.

3.12	Certificate of Limited Partnership of Inspiration Media of Pennsylvania, LP.

3.13	Certificate of Amendment to Certificate of Limited Partnership of Inspiration Media of Pennsylvania, LP.

3.14	Certificate of Conversion of OnePlace, Ltd.

3.15	Certificate of Formation of OnePlace, LLC.

3.16	Operating Agreement of OnePlace, LLC.

3.17	Articles of Conversion of Inspiration Media of Texas, Inc.

3.18	Articles of Organization of Inspiration Media of Texas, LLC.

3.19	Operating Agreement of Inspiration Media of Texas, LLC.

4.10.02	Supplemental Indenture No. 2, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee.

4.19.01	Supplement to Second Amended and Restated Subsidiary Guaranty dated November 7, 2000 by Salem Communications Acquisition Corporation and The Bank of New York.

4.19.02	Supplement to Second Amended and Restated Subsidiary Guaranty dated November 7, 2000 by SCA License Corporation and The Bank of New York.

10.01.01	Promissory Note from Edward G. Atsinger III to Salem dated December 31, 2000.

10.03.06	Consulting Agreement dated August 7, 2000, between Salem and Eric H. Halvorson.

10.11	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000.

99.1	Supplemental Report of Salem Communications Holding Corporation.