Form 10-Q
period 2001-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2001-08-14
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER 000-26497

SALEM COMMUNICATIONS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0121400 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
4880 SANTA ROSA ROAD, SUITE 300 CAMARILLO, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	93012 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      As of August 14, 2001 there were 17,902,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I — FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	June 30,
	2000	2001

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,928	$54,079
Accounts receivable (less allowance for doubtful accounts of $3,550 in 2000 and $4,085 in 2001)	25,129	24,779
Other receivables	1,230	984
Prepaid expenses	1,558	1,839
Due from stockholders	450	450
Deferred income taxes	2,250	658

Total current assets	34,545	82,789
Property, plant and equipment, net	69,004	78,765
Intangible assets, net	358,482	300,640
Bond issue costs	2,396	7,314
Other assets	6,241	7,537

Total assets	$470,668	$477,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,031	$6,466
Accrued compensation and related	3,361	4,075
Accrued interest	3,299	2,999
Deferred subscription revenue	1,509	1,418
Income taxes	300	110
Current portion of long-term debt and capital lease obligations	93	670

Total current liabilities	14,593	15,738
Long-term debt	286,050	302,967
Deferred income taxes	15,279	10,111
Other liabilities	1,798	1,290
Stockholders’ equity:
Class A common stock, $.01 par value; authorized 80,000,000 shares; issued and outstanding 17,902,392 shares	179	179
Class B common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,380	147,380
Retained earnings (deficit)	5,333	(676)

Total stockholders’ equity	152,948	146,939

Total liabilities and stockholders’ equity	$470,668	$477,045

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Gross broadcasting revenue	$27,100	$37,015	$51,762	$69,919
Less agency commissions	2,282	3,126	4,335	5,944

Net broadcasting revenue	24,818	33,889	47,427	63,975
Other media revenue	2,006	2,103	3,797	4,068

Total revenue	26,824	35,992	51,224	68,043
Operating expenses:
Broadcasting operating expenses	13,506	21,241	26,211	41,091
Other media operating expenses	3,971	2,480	8,115	5,016
Corporate expenses	2,818	3,367	5,272	7,235
Depreciation and amortization (including $745 and $379 for the quarter ended June 30, 2000 and 2001 and $1,239 and $951 for the six months ended June 30, 2000 and 2001 for other media businesses)	5,399	7,960	10,338	15,233

Total operating expenses	25,694	35,048	49,936	68,575

Net operating income (loss)	1,130	944	1,288	(532)
Other income (expense):
Interest income	63	759	351	1,554
Gain on disposal of assets	4,408	2,526	4,408	2,518
Interest expense	(2,699)	(6,282)	(5,219)	(12,749)
Other expense, net	(133)	(107)	(420)	(162)

Income (loss) before income taxes	2,769	(2,160)	408	(9,371)
Provision (benefit) for income taxes	1,168	(813)	464	(3,362)

Net income (loss)	$1,601	$(1,347)	$(56)	$(6,009)

Basic and diluted earnings (loss) per share	$.07	$(.06)	$(.00)	$(.26)

Basic and diluted weighted average shares outstanding	23,456,088	23,456,088	23,456,088	23,456,088

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2000	2001

OPERATING ACTIVITIES
Net loss	$(56)	$(6,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,338	15,233
Amortization of bond issue costs and bank loan fees	243	370
Deferred income taxes	96	(3,576)
Gain on sale of assets	(4,408)	(2,518)
Changes in operating assets and liabilities:
Accounts receivable	185	791
Prepaid expenses and other current assets	126	(281)
Accounts payable and accrued expenses	327	148
Deferred subscription revenue	9	(90)
Other liabilities	271	(128)
Income taxes	46	(190)

Net cash provided by operating activities	7,177	3,750

INVESTING ACTIVITIES
Capital expenditures	(5,800)	(11,755)
Deposits on radio station acquisitions	(45)	(612)
Purchases of radio stations	(41,580)	(52,794)
Proceeds from sale of property, plant and equipment and intangible assets	400	101,124
Other assets	98	(628)

Net cash provided by (used in) investing activities	(46,927)	35,335

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable to stockholders	13,000	161,500
Payments of long-term debt and notes payable to stockholders	(2,810)	(145,208)
Payments on capital lease obligations	(132)	(48)
Payments of costs related to bank credit facility	—	(782)
Payments of bond issue costs	—	(4,396)

Net cash provided by financing activities	10,058	11,066

Net increase (decrease) in cash and cash equivalents	(29,692)	50,151
Cash and cash equivalents at beginning of period	34,124	3,928

Cash and cash equivalents at end of period	$4,432	$54,079

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,954	$12,680
Income taxes	322	387

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months and the six months ended June 30, 2001 and 2000 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries (“Salem,” or “company”), for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      We purchased the assets (principally intangibles) of the following radio stations during the six months ended June 30, 2001:

			Allocated
			Purchase
Acquisition Date	Station	Market Served	Price

			(in thousands)
February 2, 2001	WXRT-AM (now WYLL-AM)	Chicago, IL	$29,000
February 16, 2001	WWTC-AM	Minneapolis, MN	4,882
February 16, 2001	WZER-AM (now WYLO-AM)	Milwaukee, WI	2,018
March 9, 2001	WRBP-AM (now WHKW-AM)	Youngstown-Warren, OH	500
March 16, 2001	WFIA-AM	Louisville, KY	1,750
April 1, 2001	WROL-AM	Boston, MA	10,930

			$49,080

      On January 22, 2001, the company sold the assets of radio station KALC-FM, Denver, Colorado for approximately $100 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange. As of June 30, 2001, we had invested $49.1 million of the proceeds. At June 30, 2001, the balance of $50.6 million is reflected in cash and cash equivalents.

      On May 21, 2001, the company acquired the assets of the Dame-Gallagher Networks, LLC, including the syndicated radio program The Mike Gallagher Show, for $3.0 million in cash and $1.3 million in a non-interest bearing promissory note payable in two equal installments due January 2002 and January 2003.

      On May 17, 2001, the company entered into a local marketing agreement whereby the company operates KLNA-FM (now KKFS-FM), Sacramento, California, and has an option to acquire the assets of the radio station for $8.7 million by or before March 2002.

      In May 2001, the company entered into an agreement to acquire a construction permit to build a new radio station in Milwaukee, Wisconsin for $6.5 million.

      On June 14, 2001, the company entered into an agreement to acquire the assets of radio station KSZZ-AM, San Bernardino, California, for $7.0 million. We anticipate this transaction to close in the second half of 2001.

      On June 26, 2001, the company entered into an agreement to sell the assets of radio station KEZY-AM, San Bernardino, California, for $4.0 million to a corporation owned by one of our Board members. We anticipate this transaction to close in the second half of 2001.

      In June 2001, the company entered into an agreement to acquire the assets of radio station WTBN-AM, Tampa, Florida, for $6.8 million. We anticipate this transaction to close in the third quarter of 2001. We began to operate this station under a local marketing agreement on July 16, 2001.

      In June 2001, HoldCo completed an offering of $150.0 million 9% senior subordinated notes and used the net proceeds of the offering to repay approximately $145.5 million of borrowings under the credit facility.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain provisions of SFAS No. 133, including its required implementation date, were subsequently amended. We adopted SFAS No. 133, as amended, in the first quarter of 2001 and its adoption did not have a material effect on our results of operations or our financial position.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $23 million ($0.98  per share) per year. During 2002, the company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the company.

NOTE 4. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares and when dilutive, common stock share equivalents outstanding. Options to purchase 305,500 and 474,580 shares of common stock were outstanding as of June 30, 2000 and 2001, respectively. These options were excluded from the respective computations of diluted earnings (loss) per share because their effect would be anti-dilutive and, as such, basic and diluted earnings (loss) per share are the same.

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Numerator:
Net income (loss)	$1,601,000	$(1,347,000)	$(56,000)	$(6,009,000)
Denominator for basic earnings (loss) per share:
Weighted average shares	23,456,088	23,456,088	23,456,088	23,456,088

Effect of dilutive securities — stock options	—	—	—	—

Denominator for diluted earnings (loss) per share
Weighted average shares adjusted for dilutive securities	23,456,088	23,456,088	23,456,088	23,456,088

Basic and diluted earnings (loss) per share	$.07	$(.06)	$(.00)	$(.26)

NOTE 5. CONTINGENCIES

      Incident to our business activities, we are a party to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of June 30, 2001. However, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

      On December 6, 2000, GCI made a demand for arbitration upon us. The demand, pending before an arbitration panel of the American Arbitration Association, alleges, among other things, we and our subsidiary OnePlace, failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace. We have filed an answer to the demand, denying the factual basis for certain elements of GCI’s claims and have asserted counterclaims against GCI for breach of contract. Based on recent communications with the abritrators, GCI has clarified that it seeks $10.0 miilion in damages for it's claims. We will vigorously defend the action and pursue the counterclaims against GCI although there can be no assurance that the GCI matter will be resolved in our favor.

NOTE 6. SUBSEQUENT EVENTS

       On July 2, 2001, we acquired the assets of radio station WCLV-FM (now WFHM-FM), Cleveland, Ohio for $40.5 million.

       On July 2, 2001, we sold the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Canton, Ohio, for $30.0 million. The net proceeds have been placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange.

      On July 13, 2001, we purchased the assets of radio station WVBB-AM (now WBTK-AM), Richmond, Virginia for $700,000.

      On July 16, 2001, we purchased the assets of radio station KBZS-AM (now KSFB-AM), San Francisco, California for $8.5 million.

      In July 2001, we agreed to acquire the assets of radio station KJUN-FM, Portland, Oregon, for $35.8 million. We anticipate this transaction to close in the fourth quarter of 2001.

      On August 1, 2001, we purchased the property and building for our corporate headquarters for $6.6 million.

NOTE 7. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information for Salem Communication Corporation for purposes of presenting the financial position and operating results of certain wholly-owned entities, representing guarantors of the senior subordinated notes, which are consolidated within the company, including Salem Communications Corporation, excluding its subsidiaries (“Parent”), Salem Communications Acquisition Corporation and its subsidiaries (“AcqCo”), CCM Communications, Inc. and OnePlace, LLC (collectively “Other Media”) and Salem Communications Holding Corporation and its subsidiaries (“HoldCo”). HoldCo is the issuer of the senior subordinated notes. Separate financial information is not presented because HoldCo has substantially no assets, operations or cash other than its investment in subsidiaries.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of June 30, 2001

	Guarantors			Issuer

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$50,649	$(37)	$3,420	$—	$54,079
Accounts receivable	—	1,110	1,693	21,976	—	24,779
Other receivables	—	2	420	562	—	984
Prepaid expenses	13	15	305	1,506	—	1,839
Due from stockholders	—	—	—	450	—	450
Deferred income taxes	993	—	—	79	(414)	658

Total current assets	1,053	51,776	2,381	27,993	—	82,789
Property, plant, equipment and software, net	—	2,970	2,055	73,740	—	78,765
Intangible assets, net	—	45,605	6,937	248,098	—	300,640
Bond issue costs	—	—	—	7,314	—	7,314
Deferred income taxes	—	—	—	—	—	—
Other assets	254,126	587	(831)	106,095	(352,440)	7,537

Total assets	$255,179	$100,938	$10,542	$463,240	$(352,854)	$477,045

Current liabilities:
Accounts payable and accrued expenses	$13	$95	$1,156	$5,202	$—	$6,466
Accrued compensation and other	—	120	239	3,716	—	4,075
Accrued interest	—	—	—	2,999	—	2,999
Deferred subscription revenue	—	—	1,418	—	—	1,418
Income taxes	(3)	—	—	276	(163)	110
Current maturities of long-term debt	—	—	45	625	—	670

Total current liabilities	10	215	2,858	12,818	(163)	15,738
Long-term debt	107,068	53,381	25,934	303,123	(186,539)	302,967
Deferred income taxes	7,680	—	1,468	—	963	10,111
Other liabilities	129	—	4,885	1,112	(4,836)	1,290
Stockholders’ equity	140,292	47,342	(24,603)	146,187	(162,279)	146,939

Total liabilities and stockholders’ equity	$255,179	$100,938	$10,542	$463,240	$(352,854)	$477,045

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	As of June 30, 2001

	Guarantors			Issuer

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$—	$2,264	$—	$68,026	$(371)	$69,919
Less agency commissions	—	(172)	—	(5,772)	—	(5,944)

Net broadcasting revenue	—	2,092	—	62,254	(371)	63,975
Other media revenue	—	—	4,244	—	(176)	4,068

Total revenue	—	2,092	4,244	62,254	(547)	68,043
Operating expenses:
Broadcasting operating expenses	—	1,247	—	40,107	(263)	41,091
Other media operating expenses	—	—	5,085	—	(69)	5,016
Corporate expenses	—	215	—	7,235	(215)	7,235
Depreciation and amortization	—	1,169	951	13,113	—	15,233

Total operating expenses	—	2,631	6,036	60,455	(547)	68,575

Net operating income (loss)	—	(539)	(1,792)	1,799	—	(532)
Other income (expense):
Interest income	—	1,411	77	5,432	(5,366)	1,554
Gain (loss) on sale of assets	—	—	195	2,323	—	2,518
Interest expense	(4,072)	—	(1,296)	(12,747)	5,366	(12,749)
Other expense	3	(41)	(12)	(112)	—	(162)

Income (loss) before income taxes	(4,069)	831	(2,828)	(3,305)	—	(9,371)
Benefit for income taxes	—	—	9	(1,366)	(2,005)	(3,362)

Net income (loss)	$(4,069)	$831	$(2,837)	$(1,939)	$2,005	$(6,009)

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

      We are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 25 years, is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own or operate 81 radio stations, including 56 stations which broadcast to 22 of the top 25 U.S. markets. We also operate Salem Radio Network, a national radio network offering syndicated talk, news and music programming to over 1,600 affiliated radio stations.

      Historically, our principal sources of revenue have been:

•	the sale of block program time, both to national and local program producers,
•	the sale of advertising time on our radio stations, both to national and local advertisers, and
•	the sale of advertising time on our national radio network.

      In 1999, we expanded our sources of revenue and product offerings with the acquisition of other media businesses, including publishing and Internet businesses.

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and network charge. The rates for block program time are based upon our stations' ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations' and network's ability to produce results for its advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station's audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

      In recent years, we have begun to place greater emphasis on the development of local advertising in all of our markets. We encourage our general managers and sales managers to increase advertising revenue. We can create additional advertising revenue in a variety of ways, such as removing block programming that generates marginal audience response, adjusting the start time of programs to add advertising in more desirable time slots and increasing advertising rates.

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

      OnePlace, our Internet business, earns its revenue from the (i) sales of streaming services, (ii) sales of banner advertising and sponsorships on the Internet, and (iii) sales of software and software support contracts. CCM, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our condensed consolidated statements of operations.

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate broadcast cash flow and EBITDA. We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define after-tax cash flow as income (loss) before extraordinary item minus gain (loss) on disposal of assets (net of income tax) plus depreciation and amortization.

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

      In the following discussion of our results of operations, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a “same station” basis. We include in our same station comparisons the results of operations of radio stations and networks that we own or operate in the same format during the current period compared with the results of the same stations for the corresponding period of the prior year. We do not include a station or a network in the comparison unless it has been owned or operated for at least an entire quarter included in each of the current and corresponding prior year periods.

RESULTS OF OPERATIONS

Quarter ended June 30, 2001 compared to quarter ended June 30, 2000

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $9.1 million or 36.7% to $33.9 million for the quarter ended June 30, 2001 from $24.8 million for the same quarter of the prior year. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2000 and 2001, partially offset by the sales of radio stations during 2000. On a same station basis, net revenue improved $1.5 million or 10.5% to $15.8 million for the quarter ended June 30, 2001 from $14.3 million for the same quarter of the prior year. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 44.4% for the quarter ended June 30, 2001 from 36.6% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 39.8% for the quarter ended June 30, 2001 from 49.1% for the same quarter of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format in several markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.1 million or 5.0% to $2.1 million for the quarter ended June 30, 2001 from $2.0 million for the same quarter in the prior year. The increase is due primarily to our increased revenue from banner advertising and streaming services, offset by the loss of revenues from the sale of certain assets which generated revenue from the sale of advertising in print and online catalogs and product sales.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $7.7 million or 57.0% to $21.2 million for the quarter ended June 30, 2001 from $13.5 million for the same quarter of the prior year. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2000 and 2001, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $1.0 million or 12.7% to $8.9 million for the quarter ended June 30, 2001 from $7.9 million for the same quarter of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $1.5 million or 37.5% to $2.5 million for the quarter ended June 30, 2001 from $4.0 million for the same quarter in the prior year. The decrease is attributable primarily to the reduction of operating expenses incurred due to the sale of certain software products, assets and contracts.

      BROADCAST CASH FLOW.       Broadcast cash flow increased $1.4 million or 12.4% to $12.7 million for the quarter ended June 30, 2001 from $11.3 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 37.5% for the quarter ended June 30, 2001 from 45.6% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $0.5 million or 7.8% to $6.9 million for the quarter ended June 30, 2001 from $6.4 million for the same quarter of the prior year.

      CORPORATE EXPENSES.       Corporate expenses increased $0.5 million or 17.9% to $3.3 million in the quarter ended June 30, 2001 from $2.8 million in the same quarter of the prior year, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2000 and 2001.

      EBITDA.       EBITDA increased $2.4 million or 36.9% to $8.9 million for the quarter ended June 30, 2001 from $6.5 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA increased to 24.7% for the quarter ended June 30, 2001 from 24.3% for the same quarter of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses, which generated a net loss before depreciation and amortization of $0.4 million for the quarter ended June 30, 2001 as compared to $2.0 million for the same quarter of the prior year. Broadcast EBITDA excluding the other media businesses increased $0.8 million or 9.4% to $9.3 million for the quarter ended June 30, 2001 from $8.5 million for the same quarter in the prior year. As a percentage of net broadcasting revenue, broadcast EBITDA excluding the other media business decreased to 27.4% for the quarter ended June 30, 2001 from 34.3% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $2.6 million or 48.1% to $8.0 million for the quarter ended June 30, 2001 from $5.4 million for the same quarter of the prior year. The increase is primarily due to depreciation and amortization expense associated with the acquisitions of radio stations and a network in 2000 and 2001.

      OTHER INCOME (EXPENSE).       Interest income increased $0.7 million to $0.8 million for the quarter ended June 30, 2001 from $0.1 million for the same quarter of the prior year, primarily due to interest earned on the investment of the proceeds from the sale of radio station KALC-FM, Denver, Colorado for $100 million in January 2001. Gain on disposal of assets of $2.5 million for the quarter ended June 30, 2001 is primarily due to a gain recognized on the condemnation of certain real property in Seattle, Washington. Gain on disposal of assets of $4.4 million for the quarter ended June 30, 2000 is primarily due to a gain recognized on the sale of the assets of radio station KPRZ-FM, Colorado Springs, Colorado, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense increased $3.6 million or 133.3% to $6.3 million for the quarter ended June 30, 2001 from $2.7 million for the same quarter of the prior year. The increase is due to interest expense associated with borrowings on the credit facility to fund acquisitions in 2000.

      PROVISION (BENEFIT) FOR INCOME TAXES.       Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was (38.1)% for the quarter ended June 30, 2001 and 42.1% for the same quarter of the prior year. For the quarter ended June 30, 2001 and 2000 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET INCOME (LOSS).       We recognized a net loss of $1.3 million for the quarter ended June 30, 2001 as compared to a net income of $1.6 million for the same quarter of the prior year.

      AFTER-TAX CASH FLOW.       After-tax cash flow increased $0.7 million or 15.9% to $5.1 million for the quarter ended June 30, 2001 from $4.4 million for the same quarter of the prior year. After-tax cash flow was negatively impacted by the after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) decreased $0.2 million or 3.6% to $5.3 million for the quarter ended June 30, 2001 from $5.5 million for the same quarter of the prior year. The decrease is primarily due to an increase in broadcasting operating expenses and an increase in interest expense.

Six months ended June 30, 2001 compared to six months ended June 30, 2001

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $16.6 million or 35.0% to $64.0 million for the six months ended June 30, 2001 from $47.4 million for the same period of the prior year. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2000 and 2001, partially offset by the sales of radio stations during 2000. On a same station basis, net revenue improved $3.3 million or 11.0% to $33.4 million for the six months ended June 30, 2001 from $30.1 million for the same period of the prior year. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 42.8% for the six months ended June 30, 2001 from 36.0% for the period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 41.5% for the six months ended June 30, 2001 from 50.4% for the same period of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format in several markets.

      OTHER MEDIA REVENUE.        Other media revenue increased $0.3 million or 7.9% to $4.1 million for the six months ended June 30, 2001 from $3.8 million for the same period in the prior year. The increase is due primarily to our increased revenue from banner advertising and streaming services, offset by the loss of revenues from the sale of certain assets which generated revenue from the sale of advertising in print and online catalogs and product sales.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $14.9 million or 56.9% to $41.1 million for the six months ended June 30, 2001 from $26.2 million for the same period of the prior year. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2000 and 2001, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $2.1 million or 12.6% to $18.8 million for the six months ended June 30, 2001 from $16.7 million for the same period of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES.        Other media operating expenses decreased $3.1 million or 38.3% to $5.0 million for the six months ended June 30, 2001 from $8.1 million for the same period in the prior year. The decrease is attributable primarily to the reduction of operating expenses incurred due to the sale of certain software products, assets and contracts.

      BROADCAST CASH FLOW.       Broadcast cash flow increased $1.8 million or 8.5% to $23.0 million for the six months ended June 30, 2001 from $21.2 million for the same period of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 35.8% for the six months ended June 30, 2001 from 44.7% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $1.3 million or 9.7% to $14.7 million for the six months ended June 30, 2001 from $13.4 million for the same period of the prior year.

      CORPORATE EXPENSES.        Corporate expenses increased $1.9 million or 35.8% to $7.2 million in the six months ended June 30, 2001 from $5.3 million in the same period of the prior year, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2000 and 2001.

      EBITDA.       EBITDA increased $3.1 million or 26.7% to $14.7 million for the six months ended June 30, 2001 from $11.6 million for the same period of the prior year. As a percentage of total revenue, EBITDA decreased to 21.6% for the six months ended June 30, 2001 from 22.7% for the same period of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses, which generated a net loss before depreciation and amortization of $0.9 million for the six months ended June 30, 2001 as compared to $4.3 million for the same period of the prior year. Broadcast EBITDA excluding the other media businesses decreased $0.3 million or 1.9% to $15.6 million for the six months ended June 30, 2001 from $15.9 million for the same period in the prior year. As a percentage of net broadcasting revenue, broadcast EBITDA excluding the other media business decreased to 24.4% for the six months ended June 30, 2001 from 33.5% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format, the effect of the launch of the contemporary Christian music format in several markets and increased corporate expenses.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $5.0 million or 48.5% to $15.3 million for the six months ended June 30, 2001 from $10.3 million for the same period of the prior year. The increase is primarily due to depreciation and amortization expense associated with the acquisitions of radio stations and a network in 2000 and 2001.

      OTHER INCOME (EXPENSE).        Interest income increased $1.2 million to $1.6 million for the six months ended June 30, 2001 from $0.4 million for the same period of the prior year, primarily due to interest earned on the investment of the proceeds from the sale of radio station KALC-FM, Denver, Colorado for $100 million in January 2001. Gain on disposal of assets of $2.5 million for the six months ended June 30, 2001 is primarily due to a gain recognized on the condemnation of certain real property in Seattle, Washington. Gain on disposal of assets of $4.4 million for the six months ended June 30, 2000 is primarily due to a gain recognized on the sale of the assets of radio station KPRZ-FM, Colorado Springs, Colorado, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense increased $7.6 million or 146.2% to $12.8 million for the quarter six months June 30, 2001 from $5.2 million for the same period of the prior year. The increase is due to interest expense associated with borrowings on the credit facility to fund acquisitions in 2000. Other expense, net decreased $0.2 million to $0.2 million for the six months ended June 30, 2001 from $0.4 million for the same period of the prior year, primarily due to decreased bank commitment fees.

      PROVISION (BENEFIT) FOR INCOME TAXES.       Provision (benefit) for income taxes as a percentage of income (loss) before income taxes (that is, the effective tax rate) was (36.2)% for the six months ended June 30, 2001 and 113.7% for the same period of the prior year. For the six months ended June 30, 2001 and 2000 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET INCOME (LOSS).       We recognized a net loss of $6.0 million for the six months ended June 30, 2001 as compared to a net loss of $0.1 million for the same period of the prior year.

      AFTER-TAX CASH FLOW.       After-tax cash flow increased $0.1 million or 1.3% to $7.7 million for the six months ended June 30, 2001 from $7.6 million for the same period in the prior year. After-tax cash flow was negatively impacted by the after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) decreased $1.9 million or 18.9% to $8.3 million for the six months ended June 30, 2001 from $10.2 million for the same period of the prior year. The decrease is primarily due to an increase in interest expense and corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions of radio stations through borrowings, including borrowings under HoldCo's credit facility and, to a lesser extent, from operating cash flow and selected asset dispositions. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by the credit facility and senior subordinated notes from operating cash flow.

      We will fund future acquisitions from cash on hand, borrowings under the credit facility, sales of existing radio stations and operating cash flow. We believe that cash on hand, cash flow from operations, borrowings under the credit facility, and proceeds from the sale of some of our existing radio stations will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

      Cash and cash equivalents was $54.1 million at June 30, 2001 including $50.6 million held on behalf of SCA License Corporation (“SCA”), a wholly-owned subsidiary of Salem, by a qualified intermediary under a like-kind exchange agreement to preserve SCA's ability to effect a tax-deferred exchange. In order to realize the tax benefits of the like-kind exchange, no entity other than SCA can direct disbursement of the funds held by the qualified intermediary and such funds must be disbursed to acquire replacement property for SCA. Working capital was $67.1 million at June 30, 2001. Cash and cash equivalents was $3.9 million at December 31, 2000. The increase in cash and cash equivalents is due to cash provided by operating activities and cash provided by investing activities primarily related to the net proceeds received from the sale of KALC-FM, Denver, Colorado for approximately $100 million, offset by $52.1 million of the proceeds used to acquire six radio stations and a network during the six months ended June 30, 2001.

      HoldCo is the borrower under the credit facility. At June 30, 2001, $52.3 million was outstanding under the credit facility. The credit facility was amended as of June 15, 2001. The description of the credit facility as set forth below reflects the terms of the amendment. The borrowing capacity under the credit facility decreased from $225.0 million to $150.0 million and current financial ratio tests were modified to provide HoldCo with additional borrowing flexibility. The credit facility matures on June 30, 2007. Aggregate commitments under the credit facility begin to decrease commencing March 31, 2002.

      Amounts outstanding under the credit facility bear interest at a base rate, at HoldCo's option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%.

      The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of Salem's consolidated existing total adjusted debt to pro forma twelve-month cash flow (the “Total Adjusted Funded Debt to Cash Flow Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility is 6.5 to 1 through December 30, 2002. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at June 30, 2001, was 5.35 to 1, resulting in a borrowing availability of approximately $51.9 million. The credit facility also requires Salem to maintain a maximum consolidated total senior leverage ratio of 3.5 to 1.

      The credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require Parent and its subsidiaries on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described, minimum interest coverage, initially not less than 1.4 to 1, thereafter increasing periodically until January 1, 2005, at which point it will remain at 2.5 to 1 until June 2007), minimum debt service coverage (a static ratio of not less than 1.1 to 1) and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Parent and all of its subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facility. The credit facility is secured by pledges of all of Parent's and its subsidiaries' assets and all of the capital stock of Parent's subsidiaries.

      In September 1997, Parent issued $150.0 million principal amount of 9 ½% senior subordinated notes due 2007. In July 1999, Parent repurchased $50.0 million in principal amount of those notes with a portion of the net proceeds of Parent's initial public offering. In August 2000, HoldCo assumed the indenture governing the existing 9 ½% notes in connection with the assignment of substantially all of Parent's assets and liabilities to HoldCo, including the obligations as successor issuer under that indenture.

      In June 2001, HoldCo issued $150.0 million principal amount of 9% senior subordinated notes due 2011. Interest is due January 1 and July 1. HoldCo may redeem the notes at any time on or after July 1, 2006. The indentures governing the 9 ½% notes and the 9% notes contain restrictive covenants that, among other things, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $9.5 million and $13.5 million per year, respectively, in interest on the 9 ½% notes and the 9% notes. Parent and all of its subsidiaries (other than HoldCo) are guarantors of the 9 ½% notes and the 9% notes.

      Net cash provided by operating activities decreased to $3.8 million for the six months ended June 30, 2001 compared to $7.2 million in the same period of the prior year, primarily due to an increase in interest expense, offset partially by increases in broadcast cash flow and interest income.

      Net cash provided by investing activities for the six months ended June 30, 2001 was $35.3 million compared to net cash used in investing activities of $46.9 million for the same period of the prior year. The increase is due to cash received from the sale of KALC-FM, Denver, Colorado, partially offset by cash used for acquisitions (cash used of $52.8 million to purchase six radio stations and a network during the six months ended June 30, 2001 as compared to cash used of $41.6 million to purchase 12 radio stations and a network for the same period of the prior year) offset by an increase in capital expenditures.

      Net cash provided by financing activities increased to $11.1 million for the six months ended June 30, 2001, compared to $10.3 million for the same period of the prior year. The increase was primarily due to the net proceeds received from the issuance of $150.0 million of 9% senior subordinated notes in June 2001 and borrowings under our credit facility to fund acquisitions, offset by payments of bank credit facility fees and payments on our credit facility from the proceeds of the notes issued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Derivative Instruments.

      During the six months ended June 30, 2001 and 2000, we did not invest in market risk sensitive instruments.

      Market Risk.

      Borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of June 30, 2001, we could borrow up to an additional $51.9 million under the credit facility. At June 30, 2001, we had borrowed $52.3 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. At June 30, 2001, the blended interest rate on amounts outstanding under our credit facility was 7.01%. At June 30, 2001, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.5 million on an annualized basis.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Incident to our business activities, we are a party to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of June 30, 2001. However, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

      On December 6, 2000, GCI made a demand for arbitration upon us. The demand, pending before an arbitration panel of the American Arbitration Association, alleges, among other things, we and our subsidiary OnePlace, failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace. We have filed an answer to the demand, denying the factual basis for certain elements of GCI’s claims and have asserted counterclaims against GCI for breach of contract. Based on recent communications with the abritrators, GCI has clarified that it seeks $10.0 miilion in damages for it's claims. We will vigorously defend the action and pursue the counterclaims against GCI although there can be no assurance that the GCI matter will be resolved in our favor.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      The use of proceeds from HoldCo's offering of 9% senior subordinated notes is described in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” above and is hereby incorporated by this reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company held on June 6, 2001, the following matters were submitted to a vote of stockholders:

A.	Election of the following nominees as directors of the company:
1.	Stuart W. Epperson was elected by a vote of	72,115,175	for, with	507,104	withheld;
2.	Edward G. Atsinger III was elected by a vote of	72,115,075	for, with	507,204	withheld;
3.	Eric H. Halvorson was elected by a vote of	72,390,788	for, with	231,491	withheld;
4.	Roland S. Hinz was elected by a vote of	72,390,918	for, with	231,361	withheld;
5.	Donald P. Hodel was elected by a vote of	16,849,903	for, with	235,416	withheld;
6.	Richard A. Riddle was elected by a vote of	72,397,118	for, with	225,161	withheld;
7.	Joseph S. Schuchert was elected by a vote of	15,566,788	for, with	1,518,531	withheld.

      The total number of shares of Class A common stock outstanding as of April 16, 2001, the record date for the Annual Meeting, was 17,902,392; the total number of shares of Class B common stock outstanding as of that date was 5,553,696.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (4)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (4)
3.03	Certificate of Formation of Salem Radio Operations, LLC.(11)
3.04	Operating Agreement of Salem Radio Operations, LLC.(11)
3.05	Certificate of Formation of Salem Media of Illinois, LLC.(11)
3.06	Operating Agreement of Salem Media of Illinois, LLC.(11)
3.07	Certificate of Formation of Salem Media of New York, LLC.(11)
3.08	Operating Agreement of Salem Media of New York, LLC.(11)
3.09	Certificate of Incorporation of Salem Radio Operations — Pennsylvania, Inc.(11)
3.10	Bylaws of Salem Radio Operations — Pennsylvania, Inc.(11)
3.11	Agreement of Limited Partnership of Inspiration Media of Pennsylvania, LP.(11)
3.12	Certificate of Limited Partnership of Inspiration Media of Pennsylvania, LP.(11)
3.13	Certificate of Amendment to Certificate of Limited Partnership of Inspiration Media of Pennsylvania, LP.(11)
3.14	Certificate of Conversion of OnePlace, Ltd.(11)
3.15	Certificate of Formation of OnePlace, LLC.(11)
3.16	Operating Agreement of OnePlace, LLC.(11)
3.16.01	First Amendment to Limited Liability Company Operating Agreement of OnePlace, LLC.
3.17	Articles of Conversion of Inspiration Media of Texas, Inc.(11)
3.18	Articles of Organization of Inspiration Media of Texas, LLC.(11)
3.19	Operating Agreement of Inspiration Media of Texas, LLC.(11)
3.20	Certificate of Incorporation of Salem Communications Holding Corporation.(previously filed as exhibit 2.01)(9)
3.21	Bylaws of Salem Communications Holding Corporation.(previously filed as exhibit 2.02)(9)
3.22	Certificate of Incorporation of Salem Communications Acquisition Corporation.(previously filed as exhibit 2.03)(9)
3.23	Bylaws of Salem Communications Acquisition Corporation.(previously filed as exhibit 2.04)(9)
3.24	Certificate of Incorporation of SCA License Corporation.(previously filed as exhibit 2.05)(9)
3.25	Bylaws of SCA License Corporation.(previously filed as exhibit 2.06)(9)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9 1/2% Series A and Series B Senior Subordinated Notes due 2007. (1)
4.02	Form of 9 1/2% Senior Subordinated Note (filed as part of Exhibit 4.01). (1)
4.03	Form of Note Guarantee (filed as part of Exhibit 4.01). (1)
4.04	Credit Agreement, dated as of September 25, 1997, among Salem, the several Lenders from time to time parties thereto, and The Bank of New York, as administrative agent for the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration Statement on Form S-4). (1)
4.05	Borrower Security Agreement, dated as of September 25, 1997, by and between Salem and The Bank of New York, as Administrative Agent of the Lenders (incorporated by reference to Exhibit 4.07 of the previously filed Registration Statement on Form S-4). (1)
4.06	Subsidiary Guaranty and Security Agreement dated as of September 25, 1997, by and between Salem, certain named guarantors, and The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit 4.09 of the previously filed Registration Statement on Form S-4). (1)
4.07	Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as documentation agent, and the several Lenders (incorporated by reference to Exhibit 10.02 of previously filed Current Report on Form 8-K). (2)
4.08	Amendment No. 2 and Consent No. 2, dated as of January 22, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as documentation agent, and the Lenders. (5)
4.09	Specimen of Class A common stock certificate. (5)
4.10	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (5)
4.10.01	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (previously filed as Exhibit 4.11). (9)
4.10.02	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee.(11)
4.10.03	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee.
4.11	Consent No. 3, dated as of March 31, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as Documentation Agent, and the Lenders named therein. (5)
4.12	Assumption Agreement, dated as of March 31, 1999, by and between Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (5)
4.13	Amendment No. 1 to the Grant of Security Interest (Servicemarks) by Salem to The Bank of New York, as Administrative Agent, under the Borrower Security Agreement, dated as of September 25, 1997, with the Administrative Agent. (5)
4.14	Amendment No. 3 and Consent No. 4, dated as of April 23, 1999, under the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as Documentation Agent, and the Lenders party thereto. (5)
4.15	First Amended and Restated Credit Agreement by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as Documentation Agent, and the Lenders named therein. (5)
4.16	Amendment No. 1 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto. (6)
4.17	Amendment No. 2 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto. (6)
4.18	Amendment No. 3 to First Amended and Restated Credit Agreement, dated as of August 17, 2000, by and among the Company, The Bank of New York, as administrative Agent for the Lender, Bank of America, N.A., and the Lenders party thereto. (9)
4.19	Second Amended and Restated Credit Agreement, dated as of August 24, 2000, by and among

Salem Communications Holding Corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A. as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and the Bank of Nova Scotia as Co-Agents and the Lenders party thereto. (9)
4.19.01	Supplement to Second Amended and Restated Subsidiary Guaranty dated November 7, 2000 by Salem Communications Acquisition Corporation and The Bank of New York.(11)
4.19.02	Supplement to Second Amended and Restated Subsidiary Guaranty dated November 7, 2000 by SCA License Corporation and The Bank of New York.(11)
4.20	Credit Agreement dated as of August 24, 2000, by and among the Company, ING (U.S.) Capital LLC as Administrative Agent, The Bank of New York as Syndication Agent, Fleet National Bank as Documentation Agent, and the Lenders party thereto. (9)
4.21	Amendment No. 1, dated as of January 15, 2001, to the Third Amended and Restated Credit Agreement, dated as of November 7, 2000, by and among Salem Communications Corporation, a Delaware Corporation; The Bank of New York, as Administrative Agent; Bank Of America, N.A., as Syndication Agent; Fleet National Bank, as Documentation Agent; Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-Agents; and Lenders. (10)
4.22	Amendment No. 1, dated as of January 15, 2001, to the First Amended and Restated Parent Guaranty, dated as of November 7, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (10)
4.23	Third Amended and Restated Credit Agreement dated as of November 7, 2000, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders. (10)
4.24	Fourth Amended and Restated Credit Agreement dated as of June 15, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders.
4.24.01	First Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.
4.24.02	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.
4.24	Fourth Amended and Restated Credit Agreement dated as of June 15, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders.
4.25	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.
4.26	Form of 9% Senior Subordinated Notes (filed as part of Exhibit 4.25).
4.27	Form of Note Guarantee (filed as part of Exhibit 4.25).
4.28	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.
10.01	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Edward G. Atsinger III. (5)
10.01.01	Promissory Note from Edward G. Atsinger III to Salem dated December 31, 2000.(11)
10.01.02	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Edward G. Atsinger III.
10.02	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Stuart W. Epperson. (5)
10.02.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Suart W. Epperson.
10.03.01	Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)
10.03.02	First Amendment to Employment Contract, dated April 22, 1996, between Salem and Eric H. Halvorson. (1)
10.03.03	Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson. (1)
10.03.04	Deferred Compensation Agreement, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)
10.03.05	Third Amendment to Employment Agreement, entered into May 26, 1999, between Salem and Eric Halvorson. (5)
10.03.06	Consulting Agreement dated August 7, 2000, between Salem and Eric H. Halvorson.(11)
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (1)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (1)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (1)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (1)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (1)
10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004.(1)
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (1)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (1)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (1)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (6)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (1)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (1)
10.05.16	Atenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (6)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (1)

10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon and Messrs. Atsinger and Epperson expiring 2002. (1)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (1)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (1)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005.(1)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006.(1)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (3)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (3)
10.06.05	Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and Inspiration Media of Texas, Inc. (KEWS, Arlington, Texas; KDFX, Dallas, Texas). (1)
10.06.07	Asset Purchase Agreement dated June 2, 1997 by and between New England Continental Media, Inc. and Hibernia Communications, Inc. (WPZE-AM, Boston, Massachusetts). (1)
10.06.08	Option to Purchase dated as of August 18, 1997 by and between Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle, Washington). (1)
10.06.09	Asset Purchase Agreement dated as of April 13, 1998 by and between New Inspiration Broadcasting Company and First Scientific Equity Devices Trust (KIEV-AM, Glendale, California) (incorporated by reference to Exhibit 2.01 of the previously filed Current Report on Form 8-K). (3)
10.06.10	Asset Purchase Agreement dated as of April 1, 1999 by and between Inspiration Media, Inc. and Sonsinger, Inc. (KKOL-AM, Seattle, Washington). (5)
10.07.01	Tower Purchase Agreement dated August 22, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (1)
10.07.02	Amendment to the Tower Purchase Agreement dated November 10, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (1)
10.07.03	Promissory Note dated November 11, 1997 made by Sonsinger Broadcasting Company of Houston, L.P. payable to Salem. (1)
10.07.04	Promissory Note dated December 24, 1997 made by Salem payable to Edward G. Atsinger III. (1)
10.07.05	Promissory Note dated December 24, 1997 made by Salem payable to Stuart W. Epperson. (1)
10.08.01	Local Marketing Agreement dated August 13, 1999 between Concord Media Group, Inc. and Radio 1210, Inc. (6)
10.08.02	Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and Genesis Communications, Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia.) (6)
10.08.03	Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem Media of Georgia, Inc. and Salem Communications Corporation (WGKA-AM, Atlanta, Georgia.) (6)
10.08.04	Asset Exchange Agreement dated as of January 19, 2000 by and among Bison Media, Inc.; AMFM Texas Broadcasting, LP and AMFM Texas Licenses, LP (KSKY-AM, Balch Springs, TX; KPRZ-FM, Colorado Springs, CO). (7)
10.08.05	Asset Purchase Agreement dated as of March 6, 2000 by and among Salem, Citicasters Co., AMFM Texas Broadcasting, LP; AMFM Texas Licenses LP; AMFM Ohio, Inc.; AMFM Radio Licenses LLC; Capstar Radio Operating Company and Capstar TX Limited Partnership (WBOB-AM, KEZY-AM, KXMX-FM, KDGE-FM, WKNR-AM, WRMR-AM, KALC-FM, WYGY-FM). (7)
10.08.06	Asset Exchange Agreement dated as of May 31, 2000 by and among Salem; South Texas Broadcasting, Inc.; Cox Radio, Inc.; and CXR Holdings, Inc. (WALR-FM, Athens, GA; WSUN-AM, Plant City, FL, KLUP-AM, Terrell Hills, TX, KKHT-FM, Conroe, TX). (8)
10.08.07	Asset Purchase Agreement dated as of July 2000, by and among Salem Media of California and Hi-Favor Broadcasting, LLC (KLTX-AM Long Beach, CA). (8)
10.08.08	Asset Purchase Agreement, dated September 2000, by and between Salem Communications Acquisition Corporation, a Delaware corporation and Emmis Communications Corporation, an Indiana corporation (KALC-FM Denver, CO). (10)
10.08.09	Asset Purchase Agreement, dated as of July 2000, by and between Truth Broadcasting Corporation, a North Carolina corporation, and Salem Media Of Kentucky, Inc., a Kentucky corporation (WLKY-AM Louisville, KY). (10)
10.08.10	Asset Purchase Agreement, dated December 2000, by and between Carter Broadcasting, Inc. and SCA License Corporation, a Delaware corporation (WROL-AM Boston, MA). (10)
10.08.11	Asset Purchase Agreement, dated as of November 6, 2000, by and among Infinity Broadcasting Corporation of Illinois, a Delaware corporation, Infinity Broadcasting Corporation, a Delaware corporation, and Salem Communications Corporation, a Delaware corporation (WXRT-AM Chicago, IL). (10)
10.08.12	Promissory Note dated November 7, 2000 made by Salem Communications Corporation payable to Salem

Communications Holding Corporation.(10)
10.09.01	Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000. (1)
10.09.02	Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of $5,000,000. (1)
10.09.03	Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000. (1)
10.10	1999 Stock Incentive Plan. (5)
10.11	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000.(10) (11)
21.01	Subsidiaries of Salem. (10)
99.1	Supplemental Report of Salem Communications Holding Corporation.(11)

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 1998.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(5)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared, effective by the Securities and Exchange Commission on June 30, 1999.
(6)	Incorporated by reference to the exhibit of the same number to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(7)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2000.
(8)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2000.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(10)	Incorporated by reference to the exhibit of the same number to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(11)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001.

(b) REPORTS ON FORM 8-K

      On June 13, 2001 Salem filed a report on Form 8-K providing an Item 5 disclosure relating to the intention of HoldCo to make a private placement of $150.0 million of senior subordinated notes.

      On June 14, 2001, Salem filed a report on Form 8-K providing an Item 9 disclosure concerning the declaration of an intra-company dividend, the application of condemnation settlement proceeds, the addition of certain guarantees for existing debt, as well as summary consolidated financial data and unaudited pro forma condensed consolidated financial statements of HoldCo in connection with the announced private placement of senior subordinated notes.

      On June 22, 2001, Salem filed a report on Form 8-K providing an Item 5 disclosure relating to the public announcement of the terms of the previously announced private placement of senior subordinated notes by HoldCo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
August 14, 2001
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
August 14, 2001
By: /s/ DAVID A. R. EVANS

David A. R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.16.01	First Amendment to Limited Liability Company Operating Agreement of OnePlace, LLC.
4.10.03	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee.
4.24	Fourth Amended and Restated Credit Agreement dated as of June 15, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders.
4.24.01	First Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.
4.24.02	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.
4.25	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.
4.26	Form of 9% Senior Subordinated Note (filed as part of Exhibit 4.25).
4.27	Form of Note Guarantee (filed as part of Exhibit 4.25).
4.28	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.
10.01.02	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Edward G. Atsinger III.
10.02.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Suart W. Epperson.

EXHIBIT 3.16.01

                                                FIRST AMENDMENT
                                                      TO
                                           LIMITED LIABILITY COMPANY
                                              OPERATING AGREEMENT
                                                      OF
                                                ONEPLACE, LLC,

         THIS FIRST AMENDMENT TO LIMITED LIABILITY COMPANY OPERATING AGREEMENT (this "Amendment") of
OnePlace, LLC, a Delaware limited liability company (the "Company") is made effective as of the 15th day of
June, 2001, by and between Salem Media Corporation, a New York corporation ("SMC") and Salem Radio
Operations, LLC, a Delaware limited liability company ("SRO LLC" and collectively with SMC, the "Members"), joined by the consent of Salem Communications Holding Corporation, a Delaware corporation ("Transferee") and
Salem Communications Corporation, a Delaware corporation ("New Member"), to amend that certain Operating
Agreement (the "Operating Agreement") of the Company dated as of March 9, 2001.  SMC is also the manager of the Company pursuant to the Operating Agreement and is sometimes referred to herein as the "Manager."
Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Operating
Agreement.

         WHEREAS, by resolutions of even date herewith, the manager of SRO LLC has considered and approved a transfer of SRO LLC's 1% membership interest in the Company to SMC (the "Associate Member Transfer");

         WHEREAS, by resolutions of even date herewith, the board of directors of SMC has declared and effective herewith will pay a dividend on its outstanding common stock, delivering and transferring to its sole stockholder Salem Communications Holding Corporation, a Delaware corporation (the "Transferee"), its
100% of its membership interests in the Company ("Dividend A");

         WHEREAS, by resolutions of even date herewith, the board of directors of Transferee has declared and effective herewith will pay a dividend on its outstanding common stock, delivering and transferring to its sole stockholder Salem Communications Corporation, a Delaware corporation (the "New Member"), its 100% of its membership interests in the Company ("Dividend B");

         WHEREAS, by resolutions of even date herewith, SMC, as Manager, has approved Associate Member
Transfer, Dividend A and Dividend B as successive Permitted Transfers to Associates under Section 7.2.1 of the Operating Agreement;

         WHEREAS, Section 7.2.5 of the Operating Agreement states that in the case of an Admission of a
Member or a Permitted Transfer, the Operating Agreement shall be promptly amended as necessary to reflect any changes in the profit and loss allocations of Members, to reflect the capital contributions of the newly admitted Member and to set forth any new provisions or to amend any existing provisions of the Operating
Agreement which may be necessary or desirable in light of the Admission of a Member or Transfer by a Member;

         WHEREAS, pursuant to Section 10.10 of the Operating Agreement, all of the Members may amend the terms of the Operating Agreement by agreement;

         WHEREAS, the Members desire to amend the Operating Agreement as set forth herein;

         NOW, THEREFORE, in consideration of the agreements and obligations set forth herein and as undertaken by the parties pursuant to the resolutions described herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Members, Manager, Transferee and
New Member hereby agree as follows:

         1.       Pursuant to Section 7.2.3 of the Operating Agreement, SMC shall become the sole Member of the Company effective as of June 1, 2001, pursuant to the Manager-approved Associate Member Transfer and as a
Permitted Transfer Under Section 7.2.1 of the Operating Agreement by resolution of Manager dated
June15,2001.

         2.       Pursuant to Section 7.2.3 of the Operating Agreement, Transferee shall become the sole
Member of the Company effective as of June 1, 2001, pursuant to the Manager-approved Dividend A and as a
Permitted Transfers under Section 7.2.1 of the Operating Agreement by resolution of Manager dated
June15,2001 ("Transferee Admission");

         3.       Effective upon the Transferee Admission, SMC shall resign as Manager and the vacancy shall be filled by Transferee pursuant to the vote required by Section 5.8 of the Operating Agreement and
Transferee accepts its appointment as Manager by its signature hereto.

         4.       Pursuant to Section 7.2.3 of the Operating Agreement, immediately following the Transferee
Admission effected by paragraph 2, above, New Member shall become the successor sole Member of the Company, replacing Transferee, effective as of June 1, 2001, pursuant to the Manager-approved Dividend B and as a
Permitted Transfer under Section 7.2.1 of the Operating Agreement by resolution of Manager dated
June15,2001 (the "New Member Admission");

         5.       Effective upon the New Member Admission, Transferee shall resign as Manager and the vacancy shall be filled by New Member pursuant to the vote required by Section 5.8 of the Operating Agreement and New
Member accepts its appointment as Manager by its signature hereto.

         6.       Section 2.8 of the Operating Agreement is deleted in its entirety and replaced with the following to give effect to Dividend A and Dividend B and this Amendment.

                  2.8      Membership Percentages.  The "Membership Percentages" of the Members are as follows:

                                                                                 MEMBERSHIP PERCENTAGE
                              MEMBER
                              ---------------------------------------------- -------------------------------
                              ---------------------------------------------- -------------------------------

                              Salem Communications Corporation                            100%
                                                                             -------------------------------
                                                                             -------------------------------

                              Total                                                       100%
                                                                             ===============================

         7.       Except as modified as set forth herein, the Operating Agreement remains unchanged and in full force and effect.

         8.       This Amendment may be executed in one or more counterparts, each of which, when taken together, shall have the same effect as if the signatures on each counterpart were upon the same instrument.

         IN WITNESS WHEREOF, the Members have executed this Amendment as of the date first written above.

ADDRESS                                     MANAGER

4880 Santa Rosa Road                                 SALEM MEDIA CORPORATION,
Suite 300                                            a New York corporation
Camarillo, CA 93012

By:	/s/ Jonathan L. Block

Jonathan L. Block,
Vice President

                                                     MEMBERS

4880 Santa Rosa Road                                 SALEM RADIO OPERATIONS, LLC, a
Suite 300                                            Delaware limited liability company
Camarillo, CA 93012

By:	/s/ Jonathan L. Block

Jonathan L. Block,
Vice President

4880 Santa Rosa Road                                 SALEM MEDIA CORPORATION,
Suite 300                                            a New York corporation
Camarillo, CA 93012

By:	/s/ Jonathan L. Block

Jonathan L. Block,
Vice President

                                                     TRANSFEREE (AS A MEMBER AND AS MANAGER)

4880 Santa Rosa Road                                 SALEM COMMUNICATIONS HOLDING
Suite 300                                            CORPORATION, a Delaware corporation
Camarillo, CA 93012

By:	/s/ Jonathan L. Block

Jonathan L. Block,
Vice President
                                                     NEW MEMBER (AS A MEMBER AND AS MANAGER)

4880 Santa Rosa Road                                 SALEM COMMUNICATIONS
Suite 300                                            CORPORATION, a Delaware corporation
Camarillo, CA 93012

By:	/s/ Jonathan L. Block

Jonathan L. Block,
Vice President

EXHIBIT 4.10.03

                SALEM COMMUNICATIONS HOLDING CORPORATION, a Delaware corporation, as Successor Issuer

                                                  ATEP RADIO, INC.,
                                                  BISON MEDIA, INC.,
                                             CARON BROADCASTING, INC.,
                                             CCM COMMUNICATIONS, INC.,
                                         COMMON GROUND BROADCASTING, INC.,
                                      GOLDEN GATE BROADCASTING COMPANY, INC.,
                                                INLAND RADIO, INC.,
                                             INSPIRATION MEDIA, INC.,
                                      INSPIRATION MEDIA OF PENNSYLVANIA, LP,
                                         INSPIRATION MEDIA OF TEXAS, LLC,
                                               KINGDOM DIRECT, INC.,
                                       NEW ENGLAND CONTINENTAL MEDIA, INC.,
                                    NEW INSPIRATION BROADCASTING COMPANY, INC.,
                                                OASIS RADIO, INC.,
                                                  ONEPLACE, LLC,
                                       PENNSYLVANIA MEDIA ASSOCIATES, INC.,
                                                 RADIO 1210, INC.,
                                          REACH SATELLITE NETWORK, INC.,
                                   SALEM COMMUNICATIONS ACQUISITION CORPORATION,
                                         SALEM COMMUNICATIONS CORPORATION,
                                             SCA LICENSE CORPORATION,
                                             SALEM MEDIA CORPORATION,
                                          SALEM MEDIA OF COLORADO, INC.,
                                           SALEM MEDIA OF GEORGIA, INC.,
                                           SALEM MEDIA OF HAWAII, INC.,
                                           SALEM MEDIA OF ILLINOIS, LLC,
                                          SALEM MEDIA OF KENTUCKY, INC.,
                                           SALEM MEDIA OF NEW YORK, LLC,
                                            SALEM MEDIA OF OHIO, INC.,
                                           SALEM MEDIA OF OREGON, INC.,
                                        SALEM MEDIA OF PENNSYLVANIA, INC.,
                                            SALEM MEDIA OF TEXAS, INC.,
                                          SALEM MEDIA OF VIRGINIA, INC.,
                                            SALEM MUSIC NETWORK, INC.,
                                         SALEM RADIO NETWORK INCORPORATED,
                                           SALEM RADIO OPERATIONS, LLC,
                                    SALEM RADIO OPERATIONS-PENNSYLVANIA, INC.,
                                           SALEM RADIO PROPERTIES, INC.,
                                        SALEM RADIO REPRESENTATIVES, INC.,
                                          SOUTH TEXAS BROADCASTING, INC.,
                                            SRN NEWS NETWORK, INC. and
                                             VISTA BROADCASTING, INC.,
                                                   as Guarantors

                                                        and

                                         THE BANK OF NEW YORK, as Trustee
                                                    ___________

                                           SUPPLEMENTAL INDENTURE NO. 4

                                             Dated as of June 25, 2001

                                                        to

                                                     INDENTURE

                                          Dated as of September 25, 1997

                                                         5

         THIS SUPPLEMENTAL INDENTURE NO. 4, dated as of June 25, 2001 (this "Supplemental Indenture No. 4"), is hereby entered into by and between SALEM COMMUNICATIONS HOLDING CORPORATION, a Delaware corporation, (the
"Successor Issuer") (as successor to Salem Communications Corporation, a Delaware corporation (the "First
Successor Issuer")) and Salem Communications Corporation, a California corporation (the "Initial Issuer"), the guarantors listed on the signature pages hereto (collectively, the "Guarantors") and THE BANK OF NEW YORK, a New
York banking corporation, as indenture trustee (the "Trustee").

                                                     RECITALS

         WHEREAS, the Initial Issuer, the guarantors named therein and the Trustee have previously executed and delivered an Indenture, dated as of September 25, 1997, providing for the issuance of 9.5% Senior Subordinated
Notes due 2007 in the aggregate principal amount of $150,000,000 (the "Indenture" and together with Supplemental
Indenture No. 1 (hereafter defined), Supplemental Indenture No.2 (hereafter defined), Supplemental Indenture
No.3 (hereafter defined) and this Supplemental Indenture No.4 (hereafter defined), the "Supplemented Indenture");

         WHEREAS, pursuant to an Agreement and Plan of Merger dated as of March 31, 1999, between the Initial
Issuer and the First Successor Issuer, First Successor Issuer was merged with and into the Initial Issuer, the
First Successor Issuer being the surviving corporation;

         WHEREAS, the First Successor Issuer, the guarantors named therein and the Trustee have executed and delivered a Supplemental Indenture No.1, dated as of March 31, 1999 (the "Supplemental Indenture No.1"),
providing for assumption by the First Successor Issuer of the obligations of the Initial Issuer under the
Indenture and affirming the guarantors' obligations to guarantee the obligations of the First Successor Issuer;

         WHEREAS, pursuant to an Assignment and Assumption Agreement dated as of August24, 2000 between the
First Successor Issuer and the Successor Issuer, First Successor Issuer assigned all of its assets (other than the common stock of Successor Issuer and the common stock of Salem Communications Acquisition Corporation, an
Unrestricted Subsidiary) and liabilities to Successor Issuer and Successor Issuer agreed to assume such assets and liabilities (the "Assignment");

         WHEREAS, the Successor Issuer, the guarantors named therein and the Trustee have executed and delivered a Supplemental Indenture No.2, dated as of August24, 2000 (the "Supplemental Indenture No.2"), providing for assumption by the Successor Issuer of the obligations of the First Successor Issuer under the Supplemental
Indenture No.1 and affirming the guarantors' obligations to guarantee the obligations of the Successor Issuer;

         WHEREAS, the Successor Issuer, the guarantors named therein and the Trustee have executed and delivered a Supplemental Indenture No. 3, dated as of March9,2001 (the "Supplemental Indenture No.3"), providing for the addition of guarantors and affirming the guarantors' obligations to guarantee the obligations of the Successor
Issuer;

         WHEREAS, by resolutions dated June15,2001 (the "Dividend Resolutions"), the board of directors of the
Successor Issuer declared and paid a dividend (the "Dividend") on its outstanding common stock, delivering and transferring to its sole stockholder, First Successor Issuer, 100% of the issued and outstanding, fully paid and nonassessable membership interests in OnePlace, LLC, a Delaware limited liability company and, prior to June 15,
2001, a Restricted Subsidiary ("OnePlace"), and all of the issued and outstanding shares of fully paid, nonassessable common stock of CCM Communications, Inc., a Tennessee corporation and, prior to June 15, 2001, a
Restricted Subsidiary ("CCM");

         WHEREAS, the Dividend Resolutions state, assuming the Dividend is a Restricted Payment, that the
Dividend does not give rise to Default or Event of Default, that the aggregate amount of all such Restricted
Payments (including the Dividend, assuming it to be a Restricted Payment, and Investments made in OnePlace and
CCM) does not exceed the amount permitted pursuant to Section1009(a)(iv)(A) and (B) and that the covenants of
Section1009(a) are satisfied;

         WHEREAS, as a result of the Dividend, neither OnePlace nor CCM remains a Restricted Subsidiary; each is now an unrestricted Affiliate and each remains a Guarantor;

         WHEREAS, the Successor Issuer, the guarantors named therein and the Trustee have previously executed and delivered an indenture, dated as of June25, 2001, providing for the issuance of 9.00% Senior Subordinated Notes due 2011 in the aggregate principal amount of $150,000,000 ( the "New Indenture").

         WHEREAS, the guarantors under the New Indenture include the First Successor Issuer, Salem Communications
Acquisition Corporation, a Delaware corporation ("SCAC") and SCA License Corporation, a Delaware corporation
("SCA License," and together with the First Successor Issuer and SCAC, the "Additional Guarantors");

         WHEREAS, Section901 of the Supplemented Indenture provides, among other things, that without the consent of any Holders, the Successor Issuer and the guarantors, when authorized by a Board Resolution, and the
Trustee, at any time and from time to time, may enter into one or more supplemental indentures to evidence the addition of a guarantor pursuant to the requirements of Section1014 of the Supplemented Indenture.

         WHEREAS, it is desired that each of the Additional Guarantors become a Guarantor under the Supplemented
Indenture (the "Guarantor Addition");

         WHEREAS, in accordance with Section903 of the Supplemented Indenture, the Successor Issuer has
delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that the Guarantor
Addition and this Supplemental Indenture No.4 comply with and are permitted by the Supplemented Indenture and that all conditions precedent provided in the Supplemented Indenture relating to the Guarantor Addition and this
Supplemental Indenture No.4 have been complied with; and

         WHEREAS, the Board Resolution condition has been satisfied, as evidenced by the unanimous written consents attached hereto as ExhibitA-1, ExhibitA-2, ExhibitA-3 and ExhibitA-4;

         NOW, THEREFORE, each party hereto agrees as follows for the benefit of the other party:

                                                     ARTICLE I

                                  Relation to Supplemented Indenture; Definitions

         SECTION 1.01.  This Supplemental Indenture No.4 constitutes an integral part of the Supplemented
Indenture.

         SECTION 1.02.  For all purposes of this Supplemental Indenture No.4, capitalized terms used herein without definition shall have the meanings specified in the Supplemented Indenture.

                                                    ARTICLE II

                                             Assumption of Obligations

         SECTION 2.01.  Each Guarantor named herein, including each of the Additional Guarantors, hereby expressly assumes all of the obligations, covenants and duties of a Guarantor under the Guarantee and the
Supplemented Indenture, and, as hereby amended and supplemented, the Supplemented Indenture shall remain in full force and effect.

         SECTION 2.02.  Pursuant to the Dividend, OnePlace and CCM, each guarantors under Supplemented Indenture, are each no longer Restricted Subsidiaries, however, subsequent to the Dividend, each of OnePlace and CCM remain
Guarantors.

                                                    ARTICLE III

                                                   Miscellaneous

         SECTION 3.01.  This Supplemental Indenture No.4 shall be construed in connection with and as a part of the Supplemented Indenture.

         SECTION 3.02.  The headings herein are for convenience only and shall not affect the construction thereof.

         SECTION 3.03.  All covenants and agreements in this Supplemental Indenture No.4 by the Guarantors shall bind their respective successors and assigns, whether so expressed or not.  All agreements of the Trustee in this
Supplemental Indenture No.4 shall bind its successors, co-indenture trustees, if any, and agents.

         SECTION 3.04.  In case any provision in this Supplemental Indenture No.4 shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

         SECTION 3.05.  THIS SUPPLEMENTAL INDENTURE NO.4 SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE
STATE OF NEW YORK, WITHOUT REFERENCE TO ITS CONFLICTS OF LAW PROVISIONS, AND THE OBLIGATIONS, RIGHTS AND REMEDIES
OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

         SECTION 3.06.  This Supplemental Indenture No.4 may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

         SECTION 3.07.  The Trustee makes no representation as to the validity or sufficiency of this
Supplemental Indenture No.4.

         IN WITNESS WHEREOF, the parties hereto have caused this Supplemental IndentureNo.4 to be duly executed by their respective officers hereunto duly authorized, as of the day and year first above written.

                                                     SALEM COMMUNICATIONS HOLDING
                                                     CORPORATION, a Delaware corporation,
                                                     as Successor Issuer

Attest:  __/s/ Jonathan L. Block    _                   By:  _____/s/ Edward G. Atsinger III________
         Jonathan L. Block                                    Edward G. Atsinger III
         Secretary                                            President and Chief Executive Officer

                                                     THE BANK OF NEW YORK, a New York banking corporation, as
                                                     Trustee

                                                     By:  _   /s/ Stacey Poindexter     ______________
                                                           Name:  Stacey Poindexter
                                                           Title:  Assistant Treasurer

                                                         6
                                            ATEP RADIO, INC.
                                            BISON MEDIA, INC.
                                            CARON BROADCASTING, INC.
                                            CCM COMMUNICATIONS, INC.
                                            COMMON GROUND BROADCASTING, INC.
                                            GOLDEN GATE BROADCASTING COMPANY, INC.
                                            INLAND RADIO, INC.
                                            INSPIRATION MEDIA, INC.
                                            INSPIRATION MEDIA OF PENNSYLVANIA, LP
                                            INSPIRATION MEDIA OF TEXAS, LLC
                                            KINGDOM DIRECT, INC.
                                            NEW ENGLAND CONTINENTAL MEDIA, INC.
                                            NEW INSPIRATION BROADCASTING COMPANY, INC.
                                            OASIS RADIO, INC.
                                            ONEPLACE, LLC,
                                            PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                            RADIO 1210, INC.
                                            REACH SATELLITE NETWORK, INC.
                                            SALEM COMMUNICATIONS ACQUISITION CORPORATION
                                            SALEM COMMUNICATIONS CORPORATION
                                            SCA LICENSE CORPORATION
                                            SALEM MEDIA CORPORATION
                                            SALEM MEDIA OF COLORADO, INC.
                                            SALEM MEDIA OF GEORGIA, INC.
                                            SALEM MEDIA OF HAWAII, INC.
                                            SALEM MEDIA OF ILLINOIS, LLC,
                                            SALEM MEDIA OF KENTUCKY, INC.
                                            SALEM MEDIA OF NEW YORK, LLC
                                            SALEM MEDIA OF OHIO, INC.
                                            SALEM MEDIA OF OREGON, INC.
                                            SALEM MEDIA OF PENNSYLVANIA, INC.
                                            SALEM MEDIA OF TEXAS, INC.
                                            SALEM MEDIA OF VIRGINIA, INC.
                                            SALEM MUSIC NETWORK, INC.
                                            SALEM RADIO NETWORK INCORPORATED
                                            SALEM RADIO OPERATIONS, LLC
                                            SALEM RADIO OPERATIONS-PENNSYLVANIA, INC.
                                            SALEM RADIO PROPERTIES, INC.
                                            SALEM RADIO REPRESENTATIVES, INC.
                                            SOUTH TEXAS BROADCASTING, INC.
                                            SRN NEWS NETWORK, INC.
                                            VISTA BROADCASTING, INC.
                                                    as Guarantors

Attest:  __/s/ Jonathan L. Block                By:  _____/s/ Edward G. Atsinger III________
         Jonathan L. Block                            Edward G. Atsinger III
         Secretary                                    President and Chief Executive Officer

                                                         7

STATE OF CALIFORNIA        )
COUNTY OF VENTURA )
CITY OF CAMARILLO )

         On the 22nd day of June, 2001, before me, Janice Crawford, Notary Public, personally came Edward G.
Atsinger III and Jonathan L. Block, personally known to me, to be the persons whose names are subscribed to the within instrument as President and Chief Executive Officer and Secretary, respectively, of Salem Communications
Holding Corporation (DE), ATEP Radio, Inc., Bison Media, Inc., Caron Broadcasting, Inc., CCM Communications,
Inc., Common Ground Broadcasting, Inc., Golden Gate Broadcasting Company, Inc., Inland Radio, Inc., Inspiration
Media, Inc., Inspiration Media of Pennsylvania, LP, Inspiration Media of Texas, LLC, Kingdom Direct, Inc., New
England Continental Media, Inc., New Inspiration Broadcasting Company, Inc., Oasis Radio, Inc., OnePlace, LLC,
Pennsylvania Media Associates, Inc., Radio 1210, Inc., Reach Satellite Network, Inc., Salem Communications
Acquisition Corporation, Salem Communications Corporation, SCA License Corporation, Salem Media Corporation,
Salem Media of Colorado, Inc., Salem Media of Georgia, Inc., Salem Media of Hawaii, Inc., Salem Media of
Illinois, LLC, Salem Media of Kentucky, Inc., Salem Media of New York, LLC, Salem Media of Ohio, Inc., Salem
Media of Oregon, Inc., Salem Media of Pennsylvania, Inc., Salem Media of Texas, Inc., Salem Media of Virginia,
Inc., Salem Music Network, Inc., Salem Radio Network, Incorporated, Salem Radio Operations, LLC, Salem Radio
Operations-Pennsylvania, Inc., Salem Radio Properties, Inc., Salem Radio Representatives, Inc., South Texas
Broadcasting, Inc., SRN News Network, Inc., and Vista Broadcasting, Inc., the entities described in and which executed the foregoing instrument; and that they signed their names thereto pursuant to authority of the boards of directors of such corporations.

         WITNESS my hand and official seal.

[SEAL]                                                                /s/ Janice Crawford
                                                                                  Notary Public

                                                    EXHIBIT A-1

                                             BOARD RESOLUTIONS OF SCHC

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                                  (the "Company")
                                               BOARD RESOLUTIONS FOR
                                      __% SENIOR SUBORDINATED NOTES DUE 2011

     APPROVAL OF ISSUE AND SALE OF __% SENIOR SUBORDINATED NOTES DUE 2011 AND PURCHASE AGREEMENT AND
                                     APPOINTMENT OF PRICING COMMITTEE

         WHEREAS,  the Board of Directors of the Company (the  "Board") has  carefully  considered  the terms of an offering (the "Offering") in which the Company  proposes to issue and sell up to an aggregate of $150,000,000  ___%
Senior Subordinated Notes due 2011 (the "Notes"),  to be guaranteed,  jointly and severally (the "Guarantees"),  on a senior  subordinated basis by Salem  Communications  Corporation  ("Parent") and all current  subsidiaries of the
Parent (other than the Company) (the  "Guarantors"),  to Deutsche Banc Alex.  Brown Inc. and other purchasers to be determined (the "Initial  Purchasers") in a private  placement  exempt from  registration  pursuant to Rule 144A of the Securities Act of 1933, as amended (the  "Securities  Act"), as more fully  described in the draft  Preliminary
Offering Memorandum with respect to the Notes which has been presented to and considered by the Board;

         WHEREAS,  the  proceeds of the Offering  will be used to repay a  substantial  portion of the  outstanding indebtedness  of the  Company  under its credit  agreement  with The Bank of New York and the other  lenders  named therein;

         WHEREAS,  the Board  desires to create a pricing  committee  of the Board to  negotiate  and  approve  the financial  terms on which the Notes will be offered to the Initial  Purchasers  (the "Pricing  Committee"),  and to
appoint Edward G. Atsinger III and Stuart W. Epperson to serve as members of the Pricing Committee;

         WHEREAS,  the Board has been advised of,  presented with and reviewed a proposed  Purchase  Agreement (the
"Purchase Agreement"),  to be entered into among the Company, the Guarantors and the Initial Purchasers,  providing for the sale of the Notes to the Initial Purchasers.

         NOW,  THEREFORE,  BE IT  RESOLVED,  that the  officers of the  Company  be, and each of them acting  alone hereby  is,  authorized,  empowered  and  directed  to issue or cause to be issued in the name and on behalf of the
Company,  up to  $150,000,000  of the Notes to the  Initial  Purchasers  through a private  placement  exempt  from registration under the Securities Act pursuant to Rule 144A;

         FURTHER  RESOLVED,  that Edward G. Atsinger III and Stuart W. Epperson are hereby appointed as the members of the Pricing  Committee and that such  committee is hereby  authorized,  empowered and directed to negotiate with the Initial Purchasers,  and to approve, the terms on which the Notes are to be offered,  including (i) the amounts of Notes to be issued,  (ii) the offering price of the Notes,  (iii) the amount of discounts and  commissions to be paid to the Initial  Purchasers in connection  with the sale of the Notes,  (iv) the rates of interest and interest payment dates, and (v) such other terms as such committee shall approve;

         FURTHER  RESOLVED,  that the form,  terms and provisions of the Purchase  Agreement in  substantially  the form  presented  to and  reviewed  by the  Board,  and  each  of the  transactions  contemplated  thereby,  and the performance  by the Company of all of its  obligations  pursuant  thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized,  empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of the Company,  the Purchase  Agreement on the terms and  conditions  presented to the Board,  with such changes and modifications  thereto as may be approved by the officer or officers  executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof; and

         FURTHER  RESOLVED,  that the  officers  of this  Company  be,  and each of them  acting  alone  hereby  is authorized,  empowered  and  directed to pay or cause to be paid all fees and  expenses,  to do or cause to be done all such acts or things,  and to make,  file,  execute,  seal or  deliver,  or cause to be made,  filed,  executed, sealed or delivered, all such agreements,  documents,  instruments,  payments, applications and certificates in the name and on behalf of the Company and under its  corporate  seal or  otherwise as such,  in his or her  discretion, may deem  necessary or advisable to carry out and perform the Purchase  Agreement and to consummate  any and all of the  transactions  contemplated  by such  document  and to carry  out the  issuance  of the  Notes  to the  Initial
Purchasers.

           APPROVAL OF INDENTURE AND FORM OF THE NOTES AND APPROVAL OF TRUSTEE AND PAYING AGENT

         WHEREAS,  the Board has been advised that in connection  with the issuance of the Notes, an Indenture (the
"Indenture")  will be entered  into among the  Company,  the  Guarantors  and The Bank of New York,  or a qualified substitute, as trustee ("Trustee");

         WHEREAS,  the  appointment of a trustee and paying agent for the Notes is required in connection  with the
Indenture; and

         WHEREAS,  it is  deemed  to be in the best  interests  of the  Company  to have  delivery  of the Notes to purchasers be made in book-entry form through the facilities of the Depository Trust Company ("DTC").

         NOW,  THEREFORE,  BE IT  RESOLVED,  that the  officers  of the  Company  be,  and each of them  hereby is, authorized  to negotiate,  execute and deliver the Indenture in the name of and on behalf of the Company,  and each and every term, condition and provision contained therein,  each of the transactions  contemplated thereby, and the performance  by the Company of all of its  obligations  pursuant  thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that The Bank of New York,  its  successor or a substitute  Trustee  acceptable to the
Company, is hereby appointed to serve as Trustee and paying agent for the Notes;

         FURTHER  RESOLVED,  that  the  Company  hereby  appoints  DTC to  act as  Depository  (as  defined  in the
Indenture)  with respect to the Global Note (as defined in the Indenture) and initially  appoints Cede & Co. to act as custodian with respect to the Global Note.

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized,  empowered and directed to negotiate,  execute and deliver or cause to be executed and delivered in the name and on behalf of the  Company,  the  Indenture,  on the terms  presented  to the Board,  with such changes and modifications  thereto as may be  approved  by the  officer or officers  executing  the same,  such  approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized and empowered to pay or cause to be paid any fees and expenses as contemplated in the Indenture;

         FURTHER  RESOLVED,  upon receipt of the purchase price therefor and  satisfaction of such other conditions to closing as are set forth in the  Purchase  Agreement,  that the  officers  of the  Company  be, and each of them acting  alone  hereby is,  authorized,  empowered  and  directed to execute and deliver or cause to be executed and delivered  in the name and on behalf of the  Company,  the Notes on such terms as may be approved by the officer or officers  executing the same,  such approval to be  conclusively  evidenced by his or their  execution and delivery thereof; and

         FURTHER  RESOLVED,  that the  officers  of this  Company  be,  and each of them  acting  alone  hereby is, authorized and empowered and directed to execute,  deliver,  record and/or file all documents and  instruments  and to do all other acts as may be required,  appropriate  or necessary to carry out and perform the  Indenture and the
Notes  to  consummate  any and all  transactions  contemplated  by such  documents  and to enter  into any  related agreements  with the Trustee as such  officers  may deem  necessary or advisable  to  consummate  the  transactions contemplated by such documents.

                              APPROVAL OF THE REGISTRATION RIGHTS AGREEMENT

         WHEREAS,  the Board has been advised that in  connection  with the issuance of the Notes,  a  Registration
Rights  Agreement  will be  entered  into  among the  Company,  the  Guarantors  and the  Initial  Purchasers  (the
"Registration  Rights  Agreement"),  which  provides  that  the  Company  shall  use its  best  efforts  to cause a registration  statement  with respect to notes of the Company  substantially  identical to the Notes (the "Exchange
Notes") to be declared  effective  under the  Securities  Act and offer to holders of the Notes the  opportunity to exchange  the  Notes  for the  Exchange  Notes  or,  under  certain  circumstances,  to cause a shelf  registration statement with respect to the Notes to be declared effective under the Securities Act; and

         WHEREAS,  it is deemed to be in the best  interests of the Company to enter into the  Registration  Rights
Agreement.

         NOW,  THEREFORE,  BE IT  RESOLVED,  that the  officers of the  Company  be, and each of them acting  alone hereby is,  authorized,  empowered  and  directed to  negotiate,  execute  and deliver or cause to be executed  and delivered in the name and on behalf of the Company,  the Registration  Rights  Agreement,  and each and every term, condition and provision,  each of the transactions  contemplated thereby, and the performance by the Company of all of its obligations pursuant thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the  officers  of this  Company  be,  and each of them  acting  alone  hereby is, authorized  and  empowered to pay or cause to be paid any fees and  expenses as  contemplated  in the  Registration
Rights Agreement; and

         FURTHER  RESOLVED,  that the  officers  of this  Company  be,  and each of them  acting  alone  hereby is, authorized  and empowered and directed to execute,  deliver,  record and/or file a  registration  statement and all other  documents and  instruments  and to do all other acts as may be required,  appropriate  or necessary to carry out and perform the Registration  Rights  Agreement and to consummate any and all of the transactions  contemplated by such document.

                                     APPROVAL OF OFFERING MEMORANDUM

         WHEREAS, the Board has reviewed a draft of the Preliminary Offering Memorandum.

         NOW, THEREFORE,  BE IT RESOLVED,  that the Preliminary Offering Memorandum and the distribution thereof to potential purchasers of the Notes be, and they hereby are, in all respects, authorized, approved and ratified.

         FURTHER  RESOLVED  that  the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized  and  empowered to prepare and  distribute a final  offering  memorandum  with respect to the Notes (the
"Final  Offering  Memorandum")  on  behalf  of the  Company,  with  such  changes  from  and  modifications  to the
Preliminary Offering Memorandum as may be approved by the officer or officers making the same; and

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized and empowered to pay or cause to be paid any fees and expenses as  contemplated  in connection  with the
Preliminary Offering Memorandum and the Final Offering Memorandum.

                                APPROVAL OF DTC LETTER OF REPRESENTATIONS

         WHEREAS,  in order for the Company to have delivery of the Notes to purchasers be made in book-entry  form through the  facilities  of DTC, DTC requires  the Company to deliver to it a letter of  representations  regarding the Notes (the "Letter of Representations"); and

         NOW,  THEREFORE,  BE IT  RESOLVED,  that the  officers of the  Company  be, and each of them acting  alone hereby is,  authorized,  empowered  and  directed  to prepare,  execute  and  deliver or cause to be  executed  and delivered  in the name and on behalf  of the  Company,  the  Letter of  Representations,  and each and every  term, condition and provision,  each of the transactions  contemplated thereby, and the performance by the Company of all of its obligations pursuant thereto be, and they hereby are, in all respects, authorized and approved; and

         FURTHER  RESOLVED,  that the  offices  of this  Company  be,  and each of them  acting  alone  hereby  is, authorized,  empowered and directed to execute,  deliver,  record and/or file all documents and  instruments and to do all  other  acts  as may be  required,  appropriate  or  necessary  to  carry  out and  perform  the  Letter  of
Representations and to consummate any and all of the transactions contemplated by such document.

                                           BLUE SKY RESOLUTION

         WHEREAS,  the Board has, in accordance with the foregoing  resolutions,  determined that it is in the best interests of the Company to offer the Notes; and

         WHEREAS,  it may be  desirable  and in the best  interests  of the Company  that the Notes be qualified or registered for sale in various states.

         NOW,  THEREFORE,  BE IT  RESOLVED,  that the  officers of the  Company  be, and each of them acting  alone hereby is,  authorized and empowered to determine the states,  if any, in which  appropriate  action shall be taken to qualify or register  for sale all or such part of the Notes of the Company as such  officer or officers may deem advisable;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized  and empowered to pay or cause to be paid the fees and expenses  associated  with the  qualification  or registration of the Notes in the various states; and

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized and empowered and directed to execute,  deliver,  record and/or file all documents and  instruments  and to do all other acts as may be required,  appropriate or necessary to comply with the  applicable  laws of any such states,  including  but not  limited  to,  the  execution  and  filing  of  applications,  reports,  surety  bonds, irrevocable consents and appointments of attorneys for service of process.

                               DESIGNATION FOR TRADING ON THE PORTAL SYSTEM

         WHEREAS,  the Board has, in accordance with the foregoing  resolutions,  determined that it is in the best interests of the Company to designate the Notes for trading on the Private  Offerings,  Resale and Trading  through
Automatic Linkages ("PORTAL") System of the National Association of Securities Dealers, Inc.

         NOW,  THEREFORE,  BE IT RESOLVED,  that the Company is  authorized  to designate  the Notes for trading on
PORTAL,  and that each of the officers is authorized to make  application,  submit other  instruments  or documents and to pay any fees as may be deemed by him or her  necessary  or  advisable  to  conform to the  requirements  for listing,  the taking of such action and the execution of such documents to be conclusive  evidence of the authority of such officer in doing so.

                                Approval of Actions Taken by Subsidiaries

         WHEREAS,  the Board has, in accordance with the foregoing  resolutions,  determined that it is in the best interests of the Company to offer the Notes;

         NOW,  THEREFORE,  BE IT  RESOLVED,  that  Guarantors  which are  subsidiaries  of the Company be, and they hereby are,  authorized  and empowered to enter into any and all such  agreements  contemplated  by the Notes,  the
Purchase  Agreement,  the Indenture and the Registration  Rights  Agreement,  including,  guarantees and such other agreements  as may be deemed  necessary or advisable  in  connection  with the  transactions  contemplated  by such agreements; and

         FURTHER  RESOLVED,  that such  Guarantors  which are  subsidiaries of the Company be, and they hereby are, authorized and empowered to execute,  deliver, record and/or file all documents,  certificates and instruments,  to do all other acts as may be  required,  appropriate  or  necessary  to carry out and  perform  the  Indenture,  the
Purchase  Agreement  and the  Registration  Rights  Agreement,  and to enter into any related  agreements  with the
Trustee as such  officers may deem  necessary or advisable to  consummate  the  transactions  contemplated  by such documents.

                                                 GENERAL

         FURTHER  RESOLVED,  that any specific  resolutions  that may be required to have been adopted by the Board in connection  with the actions  contemplated by the foregoing  resolutions  be, and the same hereby are,  adopted, and the  Secretary  of the  Company  is  hereby  authorized  to  certify  as to the  adoption  of any and all  such resolutions in the Company's minute books;

         FURTHER  RESOLVED,  that all  actions  heretofore  taken by any  officer  or  director  of the  Company in connection  with  or  otherwise  in  contemplation  of the  transactions  contemplated  by  any  of  the  foregoing resolutions be, and the same hereby are ratified, confirmed and approved; and

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized  and  directed on behalf of the Company and in its name to execute and deliver all such  instruments  or certificates,  and to make any and all such  representations,  as the officers of the Company or any one or more of them approve as necessary or desirable in  connection  with the closing of the offering of Notes,  such approval to be  conclusively  evidenced by the taking of any such action or the execution  and delivery of any such  instrument by an officer of the Company.

                                                    EXHIBIT A-2

                                     BOARD RESOLUTIONS OF CORPORATE GUARANTORS

                                      ACTION BY UNANIMOUS WRITTEN CONSENT OF
                                              THE BOARD OF DIRECTORS

         The undersigned, constituting all of the members of the Board of Directors (the "Board") of the following corporations (the "Company"), hereby take the following actions by written consent, effective as of
June ___, 2001:

ATEP Radio, Inc.

Bison Media, Inc.                                            Salem Media of Colorado, Inc.

Caron Broadcasting, Inc.                                     Salem Media of Georgia, Inc.

CCM Communications, Inc.                                     Salem Media of Hawaii, Inc.

Common Ground Broadcasting, Inc.                             Salem Media of Kentucky, Inc.

Golden Gate Broadcasting Co., Inc.                           Salem Media of Ohio, Inc.

Inland Radio, Inc.                                           Salem Media of Oregon, Inc.

Inspiration Media, Inc.                                      Salem Media of Pennsylvania, Inc.

Kingdom Direct, Inc.                                         Salem Media of Texas, Inc.

New England Continental Media, Inc.                          Salem Media of Virginia, Inc.

New Inspiration Broadcasting Co., Inc.                       Salem Music Network, Inc.

Oasis Radio, Inc.                                            Salem Radio Network Incorporated

Pennsylvania Media Associates, Inc.                          Salem Radio Operations-Pennsylvania, Inc.

Radio 1210, Inc.                                             Salem Radio Properties, Inc.

Reach Satellite Network, Inc.                                Salem Radio Representatives, Inc.

Salem Communications Acquisition Corporation                 South Texas Broadcasting, Inc.

SCA License Corporation                                      SRN News Network, Inc.

Salem Media Corporation                                      Vista Broadcasting, Inc.

APPROVAL OF THE PURCHASE AGREEMENT; APPROVAL OF GUARANTEE OF ___% SENIOR SUBORDINATED NOTES DUE 2011

         WHEREAS,   Salem  Communications   Holding  Corporation   ("Holding")  has  authorized  an  offering  (the
"Offering") of up to an aggregate of  $150,000,000  ___% Senior  Subordinated  Notes due 2011 (the "Notes"),  to be
guaranteed,  jointly and severally  (the  "Guarantees"),  on a senior  subordinated  basis by Salem  Communications
Corporation,  a Delaware  corporation  ("Parent")  and all current  subsidiaries  of Parent  including  the Company
(other than Holding) (the  "Guarantors"),  to Deutsche Banc Alex.  Brown Inc. and other purchasers to be determined
(the  "Initial  Purchasers")  in a  private  placement  exempt  from  registration  pursuant  to  Rule  144A of the
Securities  Act of 1933,  as amended (the  "Securities  Act"),  as more fully  described  in the draft  Preliminary
Offering Memorandum with respect to the Notes which has been presented to and considered by the Board;

         WHEREAS,  the  proceeds of the Offering  will be used to repay a  substantial  portion of the  outstanding indebtedness of Holding under its credit agreement with The Bank of New York and the other lenders named therein;

         WHEREAS,  the Board has been advised of,  presented with and reviewed a proposed  Purchase  Agreement (the
"Purchase Agreement"),  to be entered into among Holding, the Guarantors and the Initial Purchasers,  providing for the sale of the Notes and the Guarantees to the Initial Purchasers;

         WHEREAS,  the Board has been advised that in connection  with the issuance of the Notes, an Indenture (the
"Indenture"),  will be  entered  into  among  Holding,  the  Guarantors  and The Bank of New York,  or a  qualified substitute, as trustee ("Trustee"), and forms of the Guarantee to be issued thereunder;

         WHEREAS,  it is a condition  precedent to the  obligations  of the Initial  Purchasers  under the Purchase
Agreement  that the Company and the other  Guarantors  shall have  executed and  delivered  the  Indenture  and the
Guarantees in favor of the Note holders;

         WHEREAS,  the Board desires by these  resolutions to authorize the execution,  delivery and performance of a Guarantee pursuant to the Indenture.

         NOW  THEREFORE,  BE IT  RESOLVED,  that the form,  terms  and  provisions  of the  Purchase  Agreement  in substantially the form presented to and reviewed by the Board, and each of the transactions  contemplated  thereby, and the  performance  by the  Company of all of its  obligations  pursuant  thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized,  empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of the Company,  the Purchase  Agreement on the terms and  conditions  presented to the Board,  with such changes and modifications  thereto as may be approved by the officer or officers  executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that  the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is authorized,  empowered  and  directed to pay or cause to be paid all fees and  expenses,  to do or cause to be done all such acts or things,  and to make,  file,  execute,  seal or  deliver,  or cause to be made,  filed,  executed, sealed or delivered, all such agreements,  documents,  instruments,  payments, applications and certificates in the name and on behalf of the Company  and under its seal or  otherwise  as such,  in his or her  discretion,  may deem necessary  or  advisable  to carry out and perform the  Purchase  Agreement  and to  consummate  any and all of the transactions  contemplated  by such  document  and to carry  out the  issuance  of the  Guarantees  to the  Initial
Purchasers;

         FURTHER  RESOLVED,  that the  form,  terms and  provisions  of the  Guarantee  in  substantially  the form presented to and reviewed by the Board, and each of the transactions  contemplated  thereby, and the performance by the Company of all of their obligations  pursuant thereto be, and they hereby are, in all respects,  authorized and approved;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized,  empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of the Company,  the Guarantee on the terms and conditions  presented to the Board, with such changes and modifications  thereto as may be  approved  by the  officer or officers  executing  the same,  such  approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  in  accordance  with the terms of the  Indenture,  the officers of the Company be, and each of them acting alone hereby is,  authorized,  empowered and directed to endorse the Guarantee in substantially the form heretofore approved and authorized.

APPROVAL OF INDENTURE

         WHEREAS, it is deemed to be in the best interests of the Company to enter into the Indenture.

         NOW, THEREFORE,  BE IT RESOLVED,  that the terms and provisions of the Indenture in substantially the form presented to and reviewed by the Board, and each of the transactions  contemplated  thereby, and the performance by the Company of all of their obligations  pursuant thereto be, and they hereby are, in all respects,  authorized and approved;

         FURTHER  RESOLVED,  that the officers of the Company be, and each of them hereby is, authorized to execute and deliver the  Indenture in the name of and on behalf of the Company on the terms  presented  to the Board,  with such  changes and  modifications  thereto as may be approved by the officer or officers  executing  the same,  such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized and empowered to pay or cause to be paid any fees and expenses as contemplated in the Indenture; and

         FURTHER  RESOLVED,  that the officers of the Company,  and each of them acting alone hereby is, authorized and empowered and directed to execute,  deliver,  record  and/or file all documents and  instruments  and to do all other  acts  as may be  required,  appropriate  or  necessary  to  carry  out and  perform  the  Indenture  and the
Guarantees,  to consummate any and all  transactions  contemplated  by such documents and to enter into any related agreements  with the Trustee as such  officers  may deem  necessary or advisable  to  consummate  the  transactions contemplated by such documents.

APPROVAL OF THE REGISTRATION RIGHTS AGREEMENT

         WHEREAS,  the Board has been advised that in  connection  with the issuance of the Notes,  a  Registration
Rights Agreement will be entered into among Holding,  the Guarantors and the Initial  Purchasers (the "Registration
Rights  Agreement"),  which  provides  that the  Company  shall  use their  best  efforts  to cause a  registration statement  with respect to guarantees  of the Company  substantially  identical to the  Guarantees  (the  "Exchange
Guarantees")  to be  declared  effective  under the  Securities  Act and offer to  holders  of the  Guarantees  the opportunity  to exchange the Guarantees for the Exchange  Guarantees  or, under certain  circumstances,  to cause a shelf registration statement with respect to the Guarantees to be declared effective under the Securities Act; and

         WHEREAS,  it is deemed to be in the best  interests of the Company to enter into the  Registration  Rights
Agreement substantially in the form of the draft presented to and reviewed by the Board.

         NOW, THEREFORE,  BE IT RESOLVED,  that the form, terms and provisions of the Registration Rights Agreement in  substantially  the form  presented  to and  reviewed by the Board,  and each of the  transactions  contemplated thereby,  and the performance by the Company of all of their obligations  pursuant thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the officers of the Company be, and each of them hereby is, authorized to execute and deliver the  Registration  Rights  Agreement in the name of and on behalf of the Company on the terms presented to the Board, and each of the transactions  contemplated  thereby, and the performance by the Company of all of its obligations pursuant thereto be, and hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the officers of the Company be, and each of them hereby is, authorized to execute and deliver the  Registration  Rights  Agreement in the name of and on behalf of the Company on the terms presented to the Board, with such changes and modifications  thereto as may be approved by the officer or officers  executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized  and  empowered to pay or cause to be paid any fees and  expenses as  contemplated  in the  Registration
Rights Agreement; and

         FURTHER RESOLVED, that the officers of the Company be, and each of them acting alone hereby is, authorized and empowered and directed to execute, deliver, record and/or file a registration statement and all other documents and instruments and to do all other acts as may be required, appropriate or necessary to carry out and perform the Registration Rights Agreement and to consummate any and all of the transactions contemplated by such document.

APPROVAL OF SUPPLEMENTAL INDENTURE NO. 4

         WHEREAS, by separate resolutions of even date herewith, the Board of Directors of Holding has carefully considered and approved the terms of the Supplemental Indenture No.4 (the "Supplemental Indenture No.4"), as
required by the terms of the Indenture, dated as of September25, 1997, by and among Salem Communications
Corporation, a California corporation, as issuer, the guarantors named therein as guarantors, and The Bank of New
York, as Trustee (the "Trustee"), as supplemented by Supplemental Indenture No. 1, dated as of March31, 1999, by and among Parent, as successor issuer, the guarantors named therein as guarantors and the Trustee, as supplemented by Supplemental Indenture No. 2 dated as of August 24, 2000, among Holding, as successor issuer, the guarantors named therein as guarantors and the Trustee, as supplemented by Supplemental Indenture No.3, dated as of March9, 2001, by and among Holding, as successor issuer, the guarantors name therein as guarantors and the
Trustee (the "Indenture"), to provide, inter alia, for the assumption of the obligations, covenants and duties of a guarantor under the Indenture by each of Parent, Salem Communications Acquisition Corporation, a Delaware
corporation and SCA License Corporation, a Delaware corporation; and

         WHEREAS, the Board has determined that it is in the best interests of the Corporation to proceed with execution and implementation of the Supplemental Indenture No.4 whereby Salem Communications Corporation, a
Delaware corporation, Salem Communications Acquisition Corporation, a Delaware corporation and SCA License
Corporation, a Delaware corporation will become guarantors under the Indenture;

         NOW THEREFORE, BE IT RESOLVED, that the form, terms and provisions of the Supplemental Indenture No.4, in substantially the form presented to and reviewed by the Board, and each of the transactions contemplated thereby, and the performance by the Corporation of all of its obligations pursuant thereto, be, and they hereby are, in all respects, authorized and approved;

         FURTHER RESOLVED that Edward G. Atsinger III in his capacity as President, Eileen E. Hill in her capacity as Vice President, and Jonathan L. Block in his capacity as Secretary of the Corporation be, and each of them acting alone hereby is, authorized and empowered to execute and deliver or cause to be executed and delivered, in the name and on behalf of the Corporation, the Supplemental Indenture No.4 on the terms and conditions presented to the Board, with such changes and modifications thereto as may be approved by the officer or officers executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof; and

         FURTHER RESOLVED, that the foregoing officers of the Corporation be, and each of them acting alone hereby is authorized, empowered and directed to pay or cause to be paid all fees and expenses, to do or cause to be done all such acts or things and to make, file, execute, seal or deliver, or caused to be made, filed, executed, sealed or delivered, all such agreements, documents, instruments, payments, applications and certificates in the name of and on behalf of the Corporation and under its corporation seal or otherwise as such, in his discretion, may deem necessary or advisable to carry out and perform the Supplemental Indenture No.4 and to consummate any and all of the transactions contemplated by such documents.

GENERAL RATIFICATION AND AUTHORIZATION

         RESOLVED, that the officers of the Corporation be, and each of them hereby is, authorized to take any other action and execute and deliver any other agreements, documents and instruments, including powers of attorney, as any of the officers deem necessary or appropriate to carry out the purpose and intent of the foregoing resolutions; and

         RESOLVED FURTHER, that any action of the Board, the officers of the Corporation in furtherance of the purposes of the foregoing resolutions, whether taken before or after the adoption or effectiveness of these resolutions, are hereby approved, confirmed, ratified and adopted.

         IN WITNESS WHEREOF, this unanimous written consent has been executed by each of the Directors of the
Corporation as of the date first written above.

                                                     Edward G. Atsinger III

                                                     Jonathan L. Block

                                                    EXHIBIT A-3

                                     MANAGEMENT RESOLUTIONS OF LLC GUARANTORS

                                           ACTION BY WRITTEN CONSENT OF
                                                  THE MANAGER OF
                                         INSPIRATION MEDIA OF TEXAS, LLC,
                                           SALEM MEDIA OF NEW YORK, LLC,
                                         SALEM MEDIA OF ILLINOIS, LLC, AND
                                            SALEM RADIO OPERATIONS, LLC

         The undersigned, as Manager of Inspiration Media of Texas, LLC, a Texas limited liability company ("IMT
LLC"), Salem Media of New York, LLC, a Delaware limited liability company ("SMNY LLC"), Salem Media of Illinois,
LLC, a Delaware limited liability company ("SMI LLC") and Salem Radio Operations, LLC, a Delaware limited liability company ("SRO LLC" and together, the "LLCs"), hereby takes the following actions by written consent, effective as of June __, 2001:

APPROVAL OF THE PURCHASE AGREEMENT; APPROVAL OF GUARANTEE OF ___% SENIOR SUBORDINATED NOTES DUE 2011

         WHEREAS,   Salem  Communications   Holding  Corporation   ("Holding")  has  authorized  an  offering  (the
"Offering") of up to an aggregate of  $150,000,000  ___% Senior  Subordinated  Notes due 2011 (the "Notes"),  to be
guaranteed,  jointly and severally  (the  "Guarantees"),  on a senior  subordinated  basis by Salem  Communications
Corporation,  a Delaware  corporation  ("Parent") and all current  subsidiaries of Parent including the LLCs (other than Holding) (the  "Guarantors"),  to Deutsche Banc Alex.  Brown Inc. and other  purchasers to be determined  (the
"Initial  Purchasers") in a private placement exempt from registration  pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities  Act"), as more fully described in the draft Preliminary  Offering  Memorandum with respect to the Notes which has been presented to and considered by the Manager;

         WHEREAS,  the  proceeds of the Offering  will be used to repay a  substantial  portion of the  outstanding indebtedness of Holding under its credit agreement with The Bank of New York and the other lenders named therein;

         WHEREAS,  Manager has been advised of,  presented  with and reviewed a proposed  Purchase  Agreement  (the
"Purchase Agreement"),  to be entered into among Holding, the Guarantors and the Initial Purchasers,  providing for the sale of the Notes and the Guarantees to the Initial Purchasers;

         WHEREAS,  the Manager has been advised  that in  connection  with the issuance of the Notes,  an Indenture
(the  "Indenture"),  will be entered into among  Holding,  the  Guarantors and The Bank of New York, or a qualified substitute, as trustee ("Trustee"), and forms of the Guarantee to be issued thereunder;

         WHEREAS,  it is a condition  precedent to the  obligations  of the Initial  Purchasers  under the Purchase
Agreement  that the LLCs and the  other  Guarantors  shall  have  executed  and  delivered  the  Indenture  and the
Guarantees in favor of the Note holders;

         WHEREAS,  the Manager  desires by these  resolutions to authorize the execution,  delivery and performance of a Guarantee pursuant to the Indenture.

         NOW THEREFORE,  BE IT RESOLVED,  that pursuant to the Delaware  Limited  Liability  Company Act as to SMNY
LLC, SMI LLC and SRO LLC and the Texas Limited  Liability  Company Act as to IMT LLC, and pursuant to the operating agreements of each of the LLCs, the  undersigned,  as Manager of the LLCs,  hereby consents to, approves and adopts the following:

         FURTHER  RESOLVED,  that the form,  terms and provisions of the Purchase  Agreement in  substantially  the form  presented  to and  reviewed  by the  Manager,  and each of the  transactions  contemplated  thereby,  and the performance  by the LLCs of all of their  obligations  pursuant  thereto be, and they hereby are, in all  respects, authorized and approved;

         FURTHER RESOLVED,  that the officers of the LLCs be, and each of them acting alone hereby is,  authorized, empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of the LLCs,  the Purchase  Agreement  on the terms and  conditions  presented  to the Manager,  with such changes and modifications  thereto as may be  approved  by the  officer or officers  executing  the same,  such  approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the officers of the LLCs be, and each of them acting alone hereby is  authorized, empowered  and directed to pay or cause to be paid all fees and  expenses,  to do or cause to be done all such acts or  things,  and to  make,  file,  execute,  seal or  deliver,  or cause to be made,  filed,  executed,  sealed  or delivered, all such agreements,  documents,  instruments,  payments,  applications and certificates in the name and on behalf of the LLCs and under their seal or otherwise as such, in his or her  discretion,  may deem  necessary or advisable  to carry out and  perform the  Purchase  Agreement  and to  consummate  any and all of the  transactions contemplated by such document and to carry out the issuance of the Guarantees to the Initial Purchasers;

         FURTHER  RESOLVED,  that the  form,  terms and  provisions  of the  Guarantee  in  substantially  the form presented to and reviewed by the Manager,  and each of the transactions  contemplated  thereby, and the performance by the LLCs of all of their obligations  pursuant thereto be, and they hereby are, in all respects,  authorized and approved;

         FURTHER RESOLVED,  that the officers of the LLCs be, and each of them acting alone hereby is,  authorized, empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of the LLCs, the Guarantee on the terms and conditions  presented to the Manager,  with such changes and modifications thereto as may be approved  by the  officer or  officers  executing  the same,  such  approval  to be  conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  in accordance  with the terms of the Indenture,  the officers of the LLCs be, and each of them acting alone hereby is,  authorized,  empowered and directed to endorse the Guarantee in substantially  the form heretofore approved and authorized.

APPROVAL OF INDENTURE

         WHEREAS, it is deemed to be in the best interests of the LLCs to enter into the Indenture.

         NOW, THEREFORE,  BE IT RESOLVED,  that the terms and provisions of the Indenture in substantially the form presented to and reviewed by the Manager,  and each of the transactions  contemplated  thereby, and the performance by the LLCs of all of their obligations  pursuant thereto be, and they hereby are, in all respects,  authorized and approved;

         FURTHER  RESOLVED,  that the  officers of the LLCs be, and each of them hereby is,  authorized  to execute and deliver the  Indenture in the name of and on behalf of the LLCs on the terms  presented  to the  Manager,  with such  changes and  modifications  thereto as may be approved by the officer or officers  executing  the same,  such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the officers of the LLCs be, and each of them acting alone hereby is,  authorized and empowered to pay or cause to be paid any fees and expenses as contemplated in the Indenture; and

         FURTHER  RESOLVED,  that the officers of the LLCs, and each of them acting alone hereby is, authorized and empowered and directed to execute,  deliver,  record and/or file all documents and  instruments and to do all other acts as may be required,  appropriate  or necessary to carry out and perform the Indenture and the  Guarantees,  to consummate any and all  transactions  contemplated by such documents and to enter into any related  agreements with the Trustee as such officers may deem necessary or advisable to consummate the  transactions  contemplated  by such documents.

APPROVAL OF THE REGISTRATION RIGHTS AGREEMENT

         WHEREAS,  the Manager has been advised that in connection  with the issuance of the Notes,  a Registration
Rights Agreement will be entered into among Holding,  the Guarantors and the Initial  Purchasers (the "Registration
Rights  Agreement"),  which provides that the LLCs shall use their best efforts to cause a  registration  statement with respect to guarantees of the LLCs  substantially  identical to the Guarantees  (the "Exchange  Guarantees") to be declared  effective  under the Securities Act and offer to holders of the Guarantees the opportunity to exchange the  Guarantees  for the  Exchange  Guarantees  or,  under  certain  circumstances,  to cause a shelf  registration statement with respect to the Guarantees to be declared effective under the Securities Act; and

         WHEREAS,  it is deemed  to be in the best  interests  of the LLCs to enter  into the  Registration  Rights
Agreement substantially in the form of the draft presented to and reviewed by the Manager.

         NOW, THEREFORE,  BE IT RESOLVED,  that the form, terms and provisions of the Registration Rights Agreement in  substantially  the form  presented to and reviewed by the Manager,  and each of the  transactions  contemplated thereby,  and the performance by the LLCs of all of their obligations  pursuant thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the  officers of the LLCs be, and each of them hereby is,  authorized  to execute and deliver the  Registration  Rights  Agreement in the name of and on behalf of the LLCs on the terms presented to the Manager,  and each of the  transactions  contemplated  thereby,  and the  performance by the LLCs of all of its obligations pursuant thereto be, and hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the  officers of the LLCs be, and each of them hereby is,  authorized  to execute and deliver the  Registration  Rights  Agreement in the name of and on behalf of the LLCs on the terms presented to the Manager,  with such changes and modifications  thereto as may be approved by the officer or officers  executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the officers of the LLCs be, and each of them acting alone hereby is,  authorized and  empowered  to pay or cause  to be paid  any fees and  expenses  as  contemplated  in the  Registration  Rights
Agreement; and

         FURTHER  RESOLVED,  that the officers of the LLCs be, and each of them acting alone hereby is,  authorized and  empowered  and  directed to  execute,  deliver,  record  and/or file a  registration  statement  and all other documents and  instruments  and to do all other acts as may be required,  appropriate or necessary to carry out and perform the Registration  Rights  Agreement and to consummate any and all of the transactions  contemplated by such document.

APPROVAL OF SUPPLEMENTAL INDENTURE NO. 4

         WHEREAS, by separate resolutions of even date herewith, the Board of Directors of Holding has carefully considered and approved the terms of the Supplemental Indenture No.4 (the "Supplemental Indenture No.4"), as
required by the terms of the Indenture, dated as of September25, 1997, by and among Salem Communications
Corporation, a California corporation, as issuer, the guarantors named therein as guarantors, and The Bank of New
York, as Trustee (the "Trustee"), as supplemented by Supplemental Indenture No. 1, dated as of March31, 1999, by and among Parent, as successor issuer, the guarantors named therein as guarantors and the Trustee, as supplemented by Supplemental Indenture No. 2 dated as of August 24, 2000, among Holding, as successor issuer, the guarantors named therein as guarantors and the Trustee, as supplemented by Supplemental Indenture No.3, dated as of March9, 2001, by and among Holding, as successor issuer, the guarantors name therein as guarantors and the
Trustee (the "Indenture"), to provide, inter alia, for the assumption of the obligations, covenants and duties of a guarantor under the Indenture by each of Parent, Salem Communications Acquisition Corporation, a Delaware
corporation and SCA License Corporation, a Delaware corporation;

         WHEREAS, the Manager has determined that it is in the best interests of the LLCs to proceed with execution and implementation of the Supplemental Indenture No.4 whereby SMI LLC, SMNY LLC, SRO LLC and IMT LLC will remain guarantors under the Indenture;

         NOW, THEREFORE, BE IT RESOLVED, that the form, terms and provisions of the Supplemental Indenture No.4, in substantially the form presented to and reviewed by the undersigned, in his capacity as Manager of the LLCs, and each of the transactions contemplated thereby, and the performance by the LLCs of all of their obligations pursuant thereto, be, and they hereby are, in all respects, authorized and approved by the undersigned, in his capacity as Manager of the LLCs;

         FURTHER RESOLVED, that the Manager is authorized and empowered to execute and deliver or cause to be executed and delivered, in the name and on behalf of the LLCs, the Supplemental Indenture No.4 on the terms and conditions presented to the Manager, with such changes and modifications thereto as may be approved by the
Manager, such approval to be conclusively evidenced by his execution and delivery thereof; and

         FURTHER RESOLVED, that the Manager is authorized, empowered and directed to pay or cause to be paid all fees and expenses, to do or cause to be done all such acts or things and to make, file, execute, seal or deliver, or caused to be made, filed, executed, sealed or delivered, all such agreements, documents, instruments, payments, applications and certificates in the name of and on behalf of the LLCs or otherwise as such, in his discretion, may deem necessary or advisable to carry out and perform the Supplemental Indenture No.4 and to consummate any and all of the transactions contemplated by such documents.

GENERAL RATIFICATION AND AUTHORIZATION

         RESOLVED, that the Manager is, authorized to take any other action and execute and deliver any other agreements, documents and instruments, including powers of attorney, as he deems necessary or appropriate to carry out the purpose and intent of the foregoing resolutions; and

         RESOLVED FURTHER, that any action of the Manager, in furtherance of the purposes of the foregoing resolutions, whether taken before or after the adoption or effectiveness of these resolutions, are hereby approved, confirmed, ratified and adopted.

         IN WITNESS WHEREOF, this written consent has been executed by the undersigned, as Manager of the LLCs, as of the date first set forth above.

                                                     MANAGER

                                                     SALEM MEDIA CORPORATION,
                                                     a New York corporation

                                                     By:                  __________________________________
                                                                   Jonathan L. Block
                                                                   Vice President

                                           ACTION BY WRITTEN CONSENT OF
                                                  THE MANAGER OF
                                                   ONEPLACE, LLC

         The undersigned, as Manager of OnePlace, LLC, a Delaware limited liability company (the "Company"), hereby takes the following actions by written consent, effective as of June ____, 2001:

APPROVAL OF THE PURCHASE AGREEMENT; APPROVAL OF GUARANTEE OF ___% SENIOR SUBORDINATED NOTES DUE 2011

         WHEREAS,   Salem  Communications   Holding  Corporation   ("Holding")  has  authorized  an  offering  (the
"Offering") of up to an aggregate of  $150,000,000  ___% Senior  Subordinated  Notes due 2011 (the "Notes"),  to be
guaranteed,  jointly and severally  (the  "Guarantees"),  on a senior  subordinated  basis by Salem  Communications
Corporation,  a Delaware  corporation  ("Parent")  and all current  subsidiaries  of Parent  including  the Company
(other than Holding) (the  "Guarantors"),  to Deutsche Banc Alex.  Brown Inc. and other purchasers to be determined
(the  "Initial  Purchasers")  in a  private  placement  exempt  from  registration  pursuant  to  Rule  144A of the
Securities  Act of 1933,  as amended (the  "Securities  Act"),  as more fully  described  in the draft  Preliminary
Offering Memorandum with respect to the Notes which has been presented to and considered by the Manager;

         WHEREAS,  the  proceeds of the Offering  will be used to repay a  substantial  portion of the  outstanding indebtedness of Holding under its credit agreement with The Bank of New York and the other lenders named therein;

         WHEREAS,  Manager has been advised of,  presented  with and reviewed a proposed  Purchase  Agreement  (the
"Purchase Agreement"),  to be entered into among Holding, the Guarantors and the Initial Purchasers,  providing for the sale of the Notes and the Guarantees to the Initial Purchasers;

         WHEREAS,  the Manager has been advised  that in  connection  with the issuance of the Notes,  an Indenture
(the  "Indenture"),  will be entered into among  Holding,  the  Guarantors and The Bank of New York, or a qualified substitute, as trustee ("Trustee"), and forms of the Guarantee to be issued thereunder;

         WHEREAS,  it is a condition  precedent to the  obligations  of the Initial  Purchasers  under the Purchase
Agreement  that the Company and the other  Guarantors  shall have  executed and  delivered  the  Indenture  and the
Guarantees in favor of the Note holders;

         WHEREAS,  the Manager  desires by these  resolutions to authorize the execution,  delivery and performance of a Guarantee pursuant to the Indenture.

         NOW  THEREFORE,  BE IT RESOLVED,  that  pursuant to the  Delaware  Limited  Liability  Company Act and the
operating agreement of the Company,  the undersigned,  as Manager of the Company,  hereby consents to, approves and adopts the following:

         FURTHER  RESOLVED,  that the form,  terms and provisions of the Purchase  Agreement in  substantially  the form  presented  to and  reviewed  by the  Manager,  and each of the  transactions  contemplated  thereby,  and the performance  by the Company of all of its  obligations  pursuant  thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized,  empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of the Company,  the Purchase Agreement on the terms and conditions  presented to the Manager,  with such changes and modifications  thereto as may be approved by the officer or officers  executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that  the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is authorized,  empowered  and  directed to pay or cause to be paid all fees and  expenses,  to do or cause to be done all such acts or things,  and to make,  file,  execute,  seal or  deliver,  or cause to be made,  filed,  executed, sealed or delivered, all such agreements,  documents,  instruments,  payments, applications and certificates in the name and on behalf of the Company  and under its seal or  otherwise  as such,  in his or her  discretion,  may deem necessary  or  advisable  to carry out and perform the  Purchase  Agreement  and to  consummate  any and all of the transactions  contemplated  by such  document  and to carry  out the  issuance  of the  Guarantees  to the  Initial
Purchasers;

         FURTHER  RESOLVED,  that the  form,  terms and  provisions  of the  Guarantee  in  substantially  the form presented to and reviewed by the Manager,  and each of the transactions  contemplated  thereby, and the performance by the Company of all of their  obligations  pursuant thereto be, and they hereby are, in all respects,  authorized and approved;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized,  empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of the Company,  the Guarantee on the terms and  conditions  presented to the Manager,  with such changes and  modifications  thereto as may be approved by the officer or officers  executing the same,  such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  in  accordance  with the terms of the  Indenture,  the officers of the Company be, and each of them acting alone hereby is,  authorized,  empowered and directed to endorse the Guarantee in substantially the form heretofore approved and authorized.

APPROVAL OF INDENTURE

         WHEREAS, it is deemed to be in the best interests of the Company to enter into the Indenture.

         NOW, THEREFORE,  BE IT RESOLVED,  that the terms and provisions of the Indenture in substantially the form presented to and reviewed by the Manager,  and each of the transactions  contemplated  thereby, and the performance by the Company of all of their  obligations  pursuant thereto be, and they hereby are, in all respects,  authorized and approved;

         FURTHER  RESOLVED,  that the officers of the Company be, and each of them hereby is, authorized to execute and deliver the Indenture in the name of and on behalf of the Company on the terms  presented to the Manager,  with such  changes and  modifications  thereto as may be approved by the officer or officers  executing  the same,  such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized and empowered to pay or cause to be paid any fees and expenses as contemplated in the Indenture; and

         FURTHER  RESOLVED,  that the officers of the Company,  and each of them acting alone hereby is, authorized and empowered and directed to execute,  deliver,  record  and/or file all documents and  instruments  and to do all other  acts  as may be  required,  appropriate  or  necessary  to  carry  out and  perform  the  Indenture  and the
Guarantees,  to consummate any and all  transactions  contemplated  by such documents and to enter into any related agreements  with the Trustee as such  officers  may deem  necessary or advisable  to  consummate  the  transactions contemplated by such documents.

APPROVAL OF THE REGISTRATION RIGHTS AGREEMENT

         WHEREAS,  the Manager has been advised that in connection  with the issuance of the Notes,  a Registration
Rights Agreement will be entered into among Holding,  the Guarantors and the Initial  Purchasers (the "Registration
Rights  Agreement"),  which  provides  that the  Company  shall  use their  best  efforts  to cause a  registration statement  with respect to guarantees  of the Company  substantially  identical to the  Guarantees  (the  "Exchange
Guarantees")  to be  declared  effective  under the  Securities  Act and offer to  holders  of the  Guarantees  the opportunity  to exchange the Guarantees for the Exchange  Guarantees  or, under certain  circumstances,  to cause a shelf registration statement with respect to the Guarantees to be declared effective under the Securities Act; and

         WHEREAS,  it is deemed to be in the best  interests of the Company to enter into the  Registration  Rights
Agreement substantially in the form of the draft presented to and reviewed by the Manager.

         NOW, THEREFORE,  BE IT RESOLVED,  that the form, terms and provisions of the Registration Rights Agreement in  substantially  the form  presented to and reviewed by the Manager,  and each of the  transactions  contemplated thereby,  and the performance by the Company of all of their obligations  pursuant thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the officers of the Company be, and each of them hereby is, authorized to execute and deliver the  Registration  Rights  Agreement in the name of and on behalf of the Company on the terms presented to the Manager,  and each of the transactions  contemplated  thereby,  and the performance by the Company of all of its obligations pursuant thereto be, and hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the officers of the Company be, and each of them hereby is, authorized to execute and deliver the  Registration  Rights  Agreement in the name of and on behalf of the Company on the terms presented to the  Manager,  with such  changes  and  modifications  thereto as may be  approved  by the  officer or  officers executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the  officers  of the  Company  be,  and each of them  acting  alone  hereby  is, authorized  and  empowered to pay or cause to be paid any fees and  expenses as  contemplated  in the  Registration
Rights Agreement; and

         FURTHER RESOLVED, that the officers of the Company be, and each of them acting alone hereby is, authorized and empowered and directed to execute, deliver, record and/or file a registration statement and all other documents and instruments and to do all other acts as may be required, appropriate or necessary to carry out and perform the Registration Rights Agreement and to consummate any and all of the transactions contemplated by such document.

APPROVAL OF SUPPLEMENTAL INDENTURE NO. 4

         WHEREAS, by separate resolutions of even date herewith, the Board of Directors of Holding has carefully considered and approved the terms of the Supplemental Indenture No.4 (the "Supplemental Indenture No.4"), as
required by the terms of the Indenture, dated as of September25, 1997, by and among Salem Communications
Corporation, a California corporation, as issuer, the guarantors named therein as guarantors, and The Bank of New
York, as Trustee (the "Trustee"), as supplemented by Supplemental Indenture No. 1, dated as of March31, 1999, by and among Parent, as successor issuer, the guarantors named therein as guarantors and the Trustee, as supplemented by Supplemental Indenture No. 2 dated as of August 24, 2000, among Holding, as successor issuer, the guarantors named therein as guarantors and the Trustee, as supplemented by Supplemental Indenture No.3, dated as of March9, 2001, by and among Holding, as successor issuer, the guarantors name therein as guarantors and the
Trustee (the "Indenture"), to provide, inter alia, for the assumption of the obligations, covenants and duties of a guarantor under the Indenture by each of Parent, Salem Communications Acquisition Corporation, a Delaware
corporation and SCA License Corporation, a Delaware corporation;

         WHEREAS, the Manager has determined that it is in the best interests of OP LLC to proceed with execution and implementation of the Supplemental Indenture No.4 whereby OP LLC will remain a guarantor under the Indenture;

         NOW THEREFORE, BE IT RESOLVED, that the form, terms and provisions of the Supplemental Indenture No.4, in substantially the form presented to and reviewed by the undersigned, in his capacity as Manager of OP LLC, and each of the transactions contemplated thereby, and the performance by OP LLC of all of its obligations pursuant thereto, be, and they hereby are, in all respects, authorized and approved by the undersigned, in his capacity as
Manager of OP LLC;

         RESOLVED that the Manager is authorized and empowered to execute and deliver or cause to be executed and delivered, in the name and on behalf of OP LLC, the Supplemental Indenture No.4 on the terms and conditions presented to the Manager, with such changes and modifications thereto as may be approved by the Manager, such approval to be conclusively evidenced by his execution and delivery thereof; and

         RESOLVED, that the Manager is authorized, empowered and directed to pay or cause to be paid all fees and expenses, to do or cause to be done all such acts or things and to make, file, execute, seal or deliver, or caused to be made, filed, executed, sealed or delivered, all such agreements, documents, instruments, payments, applications and certificates in the name of and on behalf of OP LLC or otherwise as such, in his discretion, may deem necessary or advisable to carry out and perform the Supplemental Indenture No.4 and to consummate any and all of the transactions contemplated by such documents.

GENERAL RATIFICATION AND AUTHORIZATION

         RESOLVED, that the Manager is, authorized to take any other action and execute and deliver any other agreements, documents and instruments, including powers of attorney, as he deems necessary or appropriate to carry out the purpose and intent of the foregoing resolutions; and

         RESOLVED FURTHER, that any action of the Manager, in furtherance of the purposes of the foregoing resolutions, whether taken before or after the adoption or effectiveness of these resolutions, are hereby approved, confirmed, ratified and adopted.

         IN WITNESS WHEREOF, this written consent has been executed by the undersigned, as Manager of OP LLC, as of the date first set forth above.

                                                   MANAGER

                                                   SALEM COMMUNICATIONS CORPORATION,
                                                   a Delaware corporation

                                                   By:                     _________________________________
                                                                   Jonathan L. Block
                                                                   Vice President

                                                    EXHIBIT A-4

                                    GENERAL PARTNER RESOLUTIONS OF LP GUARANTOR

                                      ACTION BY UNANIMOUS WRITTEN CONSENT OF
                                             THE BOARD OF DIRECTORS OF
                                     SALEM RADIO OPERATIONS-PENNSYLVANIA, INC.

         The undersigned, constituting all of the members of the Board of Directors (the "Board") of Salem Radio
Operations-Pennsylvania, Inc., a Delaware corporation (the "Corporation"), hereby takes the following actions by written consent in accordance with the authority contained in Section 141(f) of the General Corporation Law of
the State of Delaware, effective as of June ___, 2001:

         WHEREAS, the Corporation is the sole general partner of Inspiration Media of Pennsylvania, LP, a
Delaware limited partnership ("IMP LP");

APPROVAL OF THE PURCHASE AGREEMENT; APPROVAL OF GUARANTEE OF ___% SENIOR SUBORDINATED NOTES DUE 2011

         WHEREAS,   Salem  Communications   Holding  Corporation   ("Holding")  has  authorized  an  offering  (the
"Offering") of up to an aggregate of  $150,000,000  ___% Senior  Subordinated  Notes due 2011 (the "Notes"),  to be
guaranteed,  jointly and severally  (the  "Guarantees"),  on a senior  subordinated  basis by Salem  Communications
Corporation,  a Delaware  corporation  ("Parent") and all current  subsidiaries  of Parent  including IMP LP (other than Holding) (the  "Guarantors"),  to Deutsche Banc Alex.  Brown Inc. and other  purchasers to be determined  (the
"Initial  Purchasers") in a private placement exempt from registration  pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities  Act"), as more fully described in the draft Preliminary  Offering  Memorandum with respect to the Notes which has been presented to and considered by the Board;

         WHEREAS,  the  proceeds of the Offering  will be used to repay a  substantial  portion of the  outstanding indebtedness of Holding under its credit agreement with The Bank of New York and the other lenders named therein;

         WHEREAS,  the Board has been advised of,  presented with and reviewed a proposed  Purchase  Agreement (the
"Purchase Agreement"),  to be entered into among Holding, the Guarantors and the Initial Purchasers,  providing for the sale of the Notes and the Guarantees to the Initial Purchasers;

         WHEREAS,  the Board has been advised that in connection  with the issuance of the Notes, an Indenture (the
"Indenture"),  will be  entered  into  among  Holding,  the  Guarantors  and The Bank of New York,  or a  qualified substitute, as trustee ("Trustee"), and forms of the Guarantee to be issued thereunder;

         WHEREAS,  it is a condition  precedent to the  obligations  of the Initial  Purchasers  under the Purchase
Agreement that IMP LP and the other  Guarantors  shall have executed and delivered the Indenture and the Guarantees in favor of the Note holders;

         WHEREAS,  the Board desires by these  resolutions to authorize the execution,  delivery and performance of a Guarantee by IMP LP pursuant to the Indenture.

         NOW  THEREFORE,  BE IT RESOLVED,  that pursuant to the IMP LP partnership  agreement and Delaware  Revised
Uniform Limited  Partnership Act, the Board of the Corporation,  in its capacity as sole general partner of IMP LP, hereby consents to, approves and adopts the following:

         FURTHER  RESOLVED,  that the form,  terms and provisions of the Purchase  Agreement in  substantially  the form  presented  to and  reviewed  by the  Board,  and  each  of the  transactions  contemplated  thereby,  and the performance  by IMP LP of all of its  obligations  pursuant  thereto  be, and they  hereby  are,  in all  respects, authorized and approved;

         FURTHER  RESOLVED,  that the officers of IMP LP be, and each of them acting  alone hereby is,  authorized, empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of
IMP LP,  the  Purchase  Agreement  on the terms and  conditions  presented  to the  Board,  with such  changes  and modifications  thereto as may be  approved  by the  officer or officers  executing  the same,  such  approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the officers of IMP LP be, and each of them acting  alone  hereby is  authorized, empowered  and directed to pay or cause to be paid all fees and  expenses,  to do or cause to be done all such acts or  things,  and to  make,  file,  execute,  seal or  deliver,  or cause to be made,  filed,  executed,  sealed  or delivered, all such agreements,  documents,  instruments,  payments,  applications and certificates in the name and on behalf of IMP LP and under its seal or  otherwise  as such,  in his or her  discretion,  may deem  necessary  or advisable  to carry out and  perform the  Purchase  Agreement  and to  consummate  any and all of the  transactions contemplated by such document and to carry out the issuance of the Guarantees to the Initial Purchasers;

         FURTHER  RESOLVED,  that the  form,  terms and  provisions  of the  Guarantee  in  substantially  the form presented to and reviewed by the Board, and each of the transactions  contemplated  thereby, and the performance by
IMP LP of all of their  obligations  pursuant  thereto be, and they hereby are,  in all  respects,  authorized  and approved;

         FURTHER  RESOLVED,  that the officers of IMP LP be, and each of them acting  alone hereby is,  authorized, empowered and directed to execute and deliver or cause to be executed and  delivered,  in the name and on behalf of
IMP LP, the  Guarantee  on the terms and  conditions  presented to the Board,  with such changes and  modifications thereto as may be approved  by the  officer or  officers  executing  the same,  such  approval  to be  conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  in accordance with the terms of the Indenture,  the officers of IMP LP be, and each of them acting alone hereby is,  authorized,  empowered  and directed to endorse the  Guarantee in  substantially  the form heretofore approved and authorized.

APPROVAL OF INDENTURE

         WHEREAS, it is deemed to be in the best interests of IMP LP to enter into the Indenture.

         NOW, THEREFORE,  BE IT RESOLVED,  that the terms and provisions of the Indenture in substantially the form presented to and reviewed by the Board, and each of the transactions  contemplated  thereby, and the performance by
IMP LP of all of their  obligations  pursuant  thereto be, and they hereby are,  in all  respects,  authorized  and approved;

         FURTHER  RESOLVED,  that the officers of IMP LP be, and each of them hereby is,  authorized to execute and deliver  the  Indenture  in the name of and on behalf  of IMP LP on the terms  presented  to the  Board,  with such changes and modifications  thereto as may be approved by the officer or officers  executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the officers of IMP LP be, and each of them acting  alone  hereby is,  authorized and empowered to pay or cause to be paid any fees and expenses as contemplated in the Indenture; and

         FURTHER  RESOLVED,  that the officers of IMP LP, and each of them acting alone hereby is,  authorized  and empowered and directed to execute,  deliver,  record and/or file all documents and  instruments and to do all other acts as may be required,  appropriate  or necessary to carry out and perform the Indenture and the  Guarantees,  to consummate any and all  transactions  contemplated by such documents and to enter into any related  agreements with the Trustee as such officers may deem necessary or advisable to consummate the  transactions  contemplated  by such documents.

APPROVAL OF THE REGISTRATION RIGHTS AGREEMENT

         WHEREAS,  the Board has been advised that in  connection  with the issuance of the Notes,  a  Registration
Rights Agreement will be entered into among Holding,  the Guarantors and the Initial  Purchasers (the "Registration
Rights  Agreement"),  which provides that IMP LP shall use its best efforts to cause a registration  statement with respect to guarantees  of IMP LP  substantially  identical to the  Guarantees  (the  "Exchange  Guarantees")  to be
declared  effective  under the Securities  Act and offer to holders of the  Guarantees the  opportunity to exchange the  Guarantees  for the  Exchange  Guarantees  or,  under  certain  circumstances,  to cause a shelf  registration statement with respect to the Guarantees to be declared effective under the Securities Act; and

         WHEREAS,  it is  deemed  to be in the best  interests  of IMP LP to enter  into  the  Registration  Rights
Agreement substantially in the form of the draft presented to and reviewed by the Board.

         NOW, THEREFORE,  BE IT RESOLVED,  that the form, terms and provisions of the Registration Rights Agreement in  substantially  the form  presented  to and  reviewed by the Board,  and each of the  transactions  contemplated thereby,  and the performance by IMP LP of all of their  obligations  pursuant  thereto be, and they hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the officers of IMP LP be, and each of them hereby is,  authorized to execute and deliver the  Registration  Rights  Agreement  in the name of and on behalf of IMP LP on the terms  presented to the
Board, and each of the transactions  contemplated  thereby, and the performance by IMP LP of all of its obligations pursuant thereto be, and hereby are, in all respects, authorized and approved;

         FURTHER  RESOLVED,  that the officers of IMP LP be, and each of them hereby is,  authorized to execute and deliver the  Registration  Rights  Agreement  in the name of and on behalf of IMP LP on the terms  presented to the
Board,  with such changes and  modifications  thereto as may be approved by the officer or officers  executing  the same, such approval to be conclusively evidenced by his or their execution and delivery thereof;

         FURTHER  RESOLVED,  that the officers of IMP LP be, and each of them acting  alone  hereby is,  authorized and  empowered  to pay or cause  to be paid  any fees and  expenses  as  contemplated  in the  Registration  Rights
Agreement; and

         FURTHER RESOLVED, that the officers of IMP LP be, and each of them acting alone hereby is, authorized and empowered and directed to execute, deliver, record and/or file a registration statement and all other documents and instruments and to do all other acts as may be required, appropriate or necessary to carry out and perform the Registration Rights Agreement and to consummate any and all of the transactions contemplated by such document.

APPROVAL OF SUPPLEMENTAL INDENTURE NO. 4

         WHEREAS, by separate resolutions of even date herewith, the Board of Directors of Holding has carefully considered and approved the terms of the Supplemental Indenture No.4 (the "Supplemental Indenture No.4"), as
required by the terms of the Indenture, dated as of September25, 1997, by and among Salem Communications
Corporation, a California corporation, as issuer, the guarantors named therein as guarantors, and The Bank of New
York, as Trustee (the "Trustee"), as supplemented by Supplemental Indenture No. 1, dated as of March31, 1999, by and among Salem Communications Holding Corporation, a Delaware corporation, as successor issuer, the guarantors named therein as guarantors, and the Trustee, as supplemented by Supplemental Indenture No. 2 dated as of August
24, 2000, among Holding, as successor issuer, the guarantors named therein as guarantors and the Trustee as supplemented by Supplemental Indenture No. 3 dated as of March9, 2001, among Holding, as successor issuer, the guarantors named therein as guarantors, and the Trustee (the "Indenture"), to provide, inter alia, for the assumption of the obligations, covenants and duties of a guarantor under the Indenture by each of Salem
Communications Corporation, a Delaware corporation, Salem Communications Acquisition Corporation, a Delaware
corporation, and SCA License Corporation, a Delaware corporation; and the confirmation of the remaining guarantors' guarantee under the Indenture; and

         WHEREAS, the Board has determined that it is in the best interests of the Corporation, in its capacity as sole general partner of IMP LP, to proceed with the execution and implementation of the Supplemental Indenture
No.4;

         NOW THEREFORE, BE IT RESOLVED, that the form, terms and provisions of the Supplemental Indenture No.4, in substantially the form presented to and reviewed by the Board, in its capacity as sole general partner of IMP
LP, and each of the transactions contemplated thereby, and the performance by IMP LP of all of its obligations pursuant thereto, be, and they hereby are, in all respects, authorized and approved by the Board, in its capacity as sole general partner of IMP LP;

         RESOLVED that Edward G. Atsinger III in his capacity as President and Jonathan L. Block in his capacity as Secretary of the Corporation, in its capacity as sole general partner of IMP LP, be, and each of them acting alone hereby is, authorized and empowered to execute and deliver or cause to be executed and delivered, in the name and on behalf of IMP LP, the Supplemental Indenture No.4 on the terms and conditions presented to the
Board, as the general partner of IMP LP, with such changes and modifications thereto as may be approved by the officer or officers, acting in the capacity as sole general partner of IMP LP, executing the same, such approval to be conclusively evidenced by his or their execution and delivery thereof; and

         FURTHER RESOLVED, that the foregoing officers of the Corporation, acting in the capacity as sole general partner of IMP LP, be, and each of them acting alone hereby is authorized, empowered and directed to pay or cause to be paid all fees and expenses, to do or cause to be done all such acts or things and to make, file, execute, seal or deliver, or caused to be made, filed, executed, sealed or delivered, all such agreements, documents, instruments, payments, applications and certificates in the name of and on behalf of IMP LP or otherwise as such, in his discretion, may deem necessary or advisable to carry out and perform the Supplemental Indenture No.4 and to consummate any and all of the transactions contemplated by such documents.

GENERAL RATIFICATION AND AUTHORIZATION

         RESOLVED, that the officers of the Corporation, acting in its capacity as sole general partner of IMP
LP, be, and each of them hereby is, authorized to take any other action and execute and deliver any other agreements, documents and instruments, including powers of attorney, as any of the officers deem necessary or appropriate to carry out the purpose and intent of the foregoing resolutions; and

         RESOLVED FURTHER, that any action of the Board or officers of the Corporation, acting in its capacity as sole general partner of IMP LP, in furtherance of the purposes of the foregoing resolutions, whether taken before or after the adoption or effectiveness of these resolutions, are hereby approved, confirmed, ratified and adopted.

         IN WITNESS WHEREOF, this unanimous written consent has been executed by each of the Directors of the
Corporation as of the date first written above.

                                                     Edward G. Atsinger III

                                                     Jonathan L. Block

EXHIBIT 4.24

                                               SALEM COMMUNICATIONS HOLDING CORPORATION

                                                 _____________________________________

                                             FOURTH AMENDED AND RESTATED CREDIT AGREEMENT

                                                      Dated as of June 15, 2001

                                                             by and among

                                               SALEM COMMUNICATIONS HOLDING CORPORATION,

                                                         THE BANK OF NEW YORK,
                                                       as ADMINISTRATIVE AGENT,

                                                         BANK OF AMERICA, N.A.
                                                         as SYNDICATION AGENT,

                                                          FLEET NATIONAL BANK
                                                        as DOCUMENTATION AGENT,

                                                    UNION BANK OF CALIFORNIA, N.A.
                                                                  and
                                                       THE BANK OF NOVA SCOTIA,

                                                             as Co-Agents

                                                                  and

                                                       THE LENDERS PARTY HERETO

                                                 _____________________________________

                                                                 WITH

                                                      BNY CAPITAL MARKETS, INC.,
                                                   as LEAD ARRANGER and BOOK MANAGER

         FOURTH  AMENDED  AND  RESTATED  CREDIT  AGREEMENT,  dated as of June 15,  2001,  by and among SALEM  COMMUNICATIONS  HOLDING
CORPORATION,  a Delaware  corporation (the  “Borrower”),  THE BANK OF NEW YORK, as  administrative  agent for the Lenders hereunder (in such capacity,  the “Administrative  Agent”), BANK OF AMERICA,  N.A., as Syndication Agent (in such capacity, the “Syndication Agent”),
FLEET NATIONAL BANK, as Documentation  Agent (in such capacity,  the  “Documentation  Agent”),  UNION BANK OF CALIFORNIA,  N.A. and THE
BANK OF NOVA  SCOTIA,  as Co-Agents  (in such  capacity,  the  “Co-Agents”)  and each Lender  party hereto or which  becomes a “Lender”
pursuant to the provisions of Section 11.7 (each a “Lender” and, collectively, the “Lenders”).

                                                               RECITALS

         A.       Reference  is made to the Credit  Agreement,  dated as of  September  25,  1997,  by and among  Salem  Communications
Corporation,  a California corporation (“Salem California”),  the lenders party thereto, Bank of America NT&SA, as Documentation Agent, and The Bank of New York, as Administrative  Agent (as amended prior to the First  Restatement Date (as defined below),  the “Original
Credit Agreement”).

         B.       On March 31, 1999,  Salem  California  merged into Salem  Communications  Corporation,  a Delaware  corporation  (the
“Parent”)  with the Parent as the survivor.  In connection  therewith,  the Parent assumed all of the  obligations of Salem  California under the Loan Documents (as defined in the Original Credit Agreement).

         C.       The Original  Credit  Agreement  was amended and restated in its  entirety by the First  Amended and Restated  Credit
Agreement,  dated as of June 30, 1999 (the “First  Restatement  Date”), by and among the Parent, as borrower,  The Bank of New York, as
Administrative Agent, Bank of America NT&SA, as Documentation Agent,  BankBoston,  N.A., Fleet Bank, N.A. and Union Bank of California,
N.A.,  as Co-Agents  and each Lender party thereto (as amended prior to the Second  Restatement  Date (as defined  below),  the “First
Restated Agreement”).

         D.       The First  Restated  Agreement  was amended and  restated in its entirety by the Second  Amended and Restated  Credit
Agreement,  dated as of August 24, 2000 (the “Second Restatement Date”), by and among the Borrower, as borrower,  The Bank of New York, as Administrative  Agent,  Bank of America,  N.A., as Syndication  Agent,  Fleet National Bank, as Documentation  Agent,  Union Bank of
California,  N.A. and The Bank of Nova Scotia,  as Co-Agents and each Lender party  thereto (as amended prior to the Third  Restatement
Date (as defined below), the “Second Restated Agreement”).

         E.       The Seconded  Restated  Agreement was amended and restated in its entirety by the Third  Amended and Restated  Credit
Agreement,  dated as of  November 7,  2000  (the  “Third  Restatement  Date”),  by and  among the  Borrower,  The Bank of New York,  as
Administrative  Agent,  Bank of America,  N.A., as  Syndication  Agent,  Fleet  National Bank, as  Documentation  Agent,  Union Bank of
California,  N.A. and The Bank of Nova Scotia,  as Co-Agents and each Lender party thereto (as amended prior to the Fourth  Restatement
Date (as defined below), the “Third Restated Agreement”).

         F.       On the Fourth  Restatement Date, the parties hereto desire to make certain changes to the Third Restated Agreement by amending and restating the Third Restated Agreement in its entirety as hereinafter set forth.

         G.       This Agreement amends and restates in its entirety the Third Restated Agreement.

         J.       For  convenience,  this Agreement is dated as of June 15, 2001 (the “Fourth  Restatement  Date”,  and references to certain matters relating to the period prior thereto have been deleted.

1.       DEFINITIONS

1.1      Defined Terms.

                  As used in this  Agreement,  terms defined in the preamble  have the meanings  therein  indicated,  and the following terms have the following meanings:

                  “ABR  Loans”:  the Loans (or any  portions  thereof)  at such time as they (or such  portions)  are made or are being maintained at a rate of interest based upon the Alternate Base Rate.

                  “Accountants”:  Ernst & Young LLP, or such other firm of certified public accountants of recognized national standing selected by the Borrower and reasonably satisfactory to the Administrative Agent.

                  “Adjusted Operating Cash Flow”:  Operating Cash Flow less Other Media Cash Flow.

                  “Affected Loan”: as defined in Section 2.15.

                  “Affiliate”:  as to any Person, any other Person which,  directly or indirectly,  is in control of, is controlled by, or is under common control with,  such Person.  For purposes of this  definition,  control of a Person shall mean the power,  direct or indirect,  (i) to vote 5% or more of the securities  having  ordinary voting power for the election of directors of such Person or (ii)
to direct or cause direction of the management and policies of such Person whether by contract or otherwise.

                  “Agreement”: this Fourth Amended and Restated Credit Agreement.

                  “Alternate  Base Rate”:  on any date,  a rate of interest per annum equal to the higher of (i) the BNY Rate in effect on such date or (ii) 1/2 of 1% plus the Federal Funds Rate in effect on such date.

                  “Applicable Margin”: (a) subject to paragraph (b) of this definition,  at all times during the applicable periods set forth below,  (i) with respect to the unpaid  principal  amount of the ABR Loans, the percentage set forth below under the heading “ABR
Margin” next to the applicable  period,  and (ii) with respect to the unpaid  principal amount of the Eurodollar Loans and fees payable under Section 3.1(c), the percentage set forth below under the heading “Eurodollar and LC Margin” next to the applicable period:

=================================== ================== =================== ===================
When the Total Leverage Ratio is                                           Eurodollar and LC
greater than or equal to                                                         Margin
                                      and less than        ABR Margin
----------------------------------- ------------------ ------------------- -------------------
            6.50:1.00                                        1.500%              2.750%
----------------------------------- ------------------ ------------------- -------------------
----------------------------------- ------------------ ------------------- -------------------
            6.00:1.00                   6.50:1.00            1.250%              2.500%
----------------------------------- ------------------ ------------------- -------------------
----------------------------------- ------------------ ------------------- -------------------
            5.50:1.00                   6.00:1.00            1.000%              2.250%
----------------------------------- ------------------ ------------------- -------------------
----------------------------------- ------------------ ------------------- -------------------
            5.00:1.00                   5.50:1.00            0.625%              1.875%
----------------------------------- ------------------ ------------------- -------------------
----------------------------------- ------------------ ------------------- -------------------
            4.50:1.00                   5.00:1.00            0.250%              1.500%
----------------------------------- ------------------ ------------------- -------------------
----------------------------------- ------------------ ------------------- -------------------
            4.00:1.00                   4.50:1.00              0%                1.250%
----------------------------------- ------------------ ------------------- -------------------
----------------------------------- ------------------ ------------------- -------------------
            3.50:1.00                   4.00:1.00              0%                1.000%
----------------------------------- ------------------ ------------------- -------------------
----------------------------------- ------------------ ------------------- -------------------
                                        3.50:1.00              0%                0.875%
=================================== ================== =================== ===================

                  (b)      Changes in the Applicable  Margin  resulting from a change in the Total  Leverage  Ratio,  as evidenced by a
Compliance  Certificate  delivered to the  Administrative  Agent pursuant to Section  7.1(d),  a Borrowing  Request or Letter of Credit
Request delivered to the Administrative  Agent pursuant to Section 5.2(c) or a notice of prepayment  pursuant to Section 2.5(a) (in the case of a  Borrowing  Request,  Letter of Credit  Request  and  notice of  prepayment  resulting  in a net  increase  or  decrease,  as applicable,  in the aggregate  outstanding RC Loans and Letter of Credit  Exposure of all Lenders on any Business Day of $10,000,000 or
more) in each case evidencing such a change,  shall become effective upon (i) in the case of the delivery of a Compliance  Certificate, the first Business Day following the delivery of (x) such Compliance  Certificate and (y) the applicable  financial statements required to be delivered  pursuant to Section  7.1(a) or (c), as the case may be, and (ii) in the case of the  delivery of a Borrowing  Request,
Letter of Credit Request or notice of prepayment,  the Borrowing Date or the prepayment date, as the case may be,  applicable  thereto.
If the  Borrower  shall  fail to  deliver a  Compliance  Certificate  within 60 days  after  the end of any of the first  three  fiscal quarters,  or within 105 days after the end of the last fiscal quarter,  of each fiscal year (each a “certificate  delivery date”), for purposes of calculating the Applicable Margin,  the Total Leverage Ratio from and including such certificate  delivery date to the date of delivery by the Borrower to the  Administrative  Agent of such Compliance  Certificate shall be conclusively  presumed to be greater than 6.50:1.00.

                  “Assignment”: as defined in Section 11.7(b).

                  “Assignment and Assumption Agreement”: an agreement substantially in the form of Exhibit J.

                  “Assignment Fee”: as defined in Section 11.7(b).

                  “Authorized  Signatory”:  the chief executive officer,  the chief financial officer, the chief operating officer, the president, a general partner or any other duly authorized officer (acceptable to the Administrative Agent) of a Loan Party.

                  “BNY”: The Bank of New York.

                  “BNY Rate”:  a rate of interest  per annum equal to the rate of interest  publicly  announced in New York City by BNY from time to time as its prime commercial lending rate, such rate to be adjusted  automatically  (without notice) on the effective date of any change in such publicly announced rate.

                  “Borrower Security  Agreement”:  the Second Amended and Restated Borrower Security Agreement,  dated as of August 24,
2000, between the Borrower and the Administrative Agent.

                  “Borrowing  Date”: (i) any Business Day specified in a Borrowing Request as a date on which the Borrower requests the
Lenders to make Loans or (ii) any Business Day  specified  in a Letter of Credit  Request as a date on which the Borrower  requests the
Issuing Bank to issue a Letter of Credit.

                  “Borrowing Request”: a Borrowing Request substantially in the form of Exhibit C.

                  “Bridge  Loans”:  the loans made  pursuant to the Bridge  Credit  Agreement,  dated as of August 24, 2000,  among the
Parent, the lenders party thereto and ING Barings LLC, as agent.

                  “Broadcasting  Station”: all related licenses,  franchises and permits issued under federal, state or local laws from time to time which  authorize a Person to receive or  distribute,  or both,  over the  airwaves,  audio and visual,  radio or microwave signals  within a geographic  area for the purpose of  broadcasting  radio  programming,  together  with all Property  owned or used in connection with the programming  provided  pursuant to, and all interest of such Person to receive revenues from any other Person which derives  revenues from or pursuant to, said licenses,  franchises  and permits.  The term  “Broadcasting  Station” shall also include a corporation incorporated in the United States which shall own one or more Broadcasting Stations.

                  “Business  Day”:  (i) for all purposes  other than as set forth in clause (ii) below,  any day other than a Saturday,
Sunday or other day on which  commercial  banks in New York City are  authorized  or  required by law or other  governmental  action to close and (ii) with  respect to all notices and  determinations  in  connection  with,  and  payments of  principal  and  interest  on,
Eurodollar  Loans,  any day which is a Business Day described in clause (i) above and which is also a day on which  dealings in foreign currency and exchange between banks in the interbank eurodollar market may be carried on as determined by the Administrative Agent.

                  “CCM”: CCM Communications, Inc.

                  “CERCLA”: the Comprehensive Environmental Response,  Compensation and Liability Act, as set forth at 42 U.S.C. §9601, et seq.

                  “Change of  Control”:  any of the  following:  (i) the  Permitted  Holders  fail to own (A) at least 51% of the total outstanding  Voting Stock of the Parent or (B) at least 35% of the economic  interest of the Parent,  (ii) the occupation of a majority of the seats (other than vacant  seats) on the board of directors of the Parent by Persons who were neither (a)  nominated by the board of directors of the Parent nor (b) appointed by directors so nominated,  (iii) the failure of the Parent to own directly,  beneficially and of record,  100% of the  aggregate  ordinary  voting power  represented  by the issued and  outstanding  equity  securities  of the
Borrower on a fully  diluted  basis,  or (iv) the  occurrence of a “Change of Control”  (under and as defined in the 1997  Subordinated
Indenture or the 2001 Subordinated Indenture).

                  “Cleveland  Exchange Agent”:  the financial  institution  appointed as intermediary  under a deposit agreement in all respects satisfactory to the Administrative Agent in connection with the consummation of the Cleveland Transaction.

                  “Cleveland Transaction”: the Designated Transaction described in item 3 of Schedule 8.3(c).

                  “Code”: the Internal Revenue Code of 1986.

                  “Collateral”: collectively, the Collateral under and as defined in the Collateral Documents.

                  “Collateral  Documents”:  collectively,  the Borrower Security  Agreement,  the Parent Guaranty,  the Parent Security
Agreement, the Subsidiary Guaranty and the Mortgages.

                  “Commitment Fee”: as defined in Section 3.1(a).

                  “Common Ground Collateral Release”: as defined in Section 11.1.

                  “Common  Ground  Reorganization”:  collectively,  (i)  the  transfer  of  certain  of the  assets  of  Common  Ground
Broadcasting,  Inc.  and  Caron  Broadcasting,  Inc.  to the  Borrower  or one or more  Subsidiaries,  and  (ii)  the  merger  of Caron
Broadcasting, Inc. with and into the Borrower, with the Borrower as the survivor.

                  “Commonly  Controlled  Entity”:  any Subsidiary of the Parent (including any Unrestricted  Parent  Subsidiary) or any entity,  whether or not incorporated,  which is under common control with any Loan Party within the meaning of Section 414(b) or 414(c)
of the Code.

                  “Communications Act”: the Communications Act of 1934.

                  “Compliance Certificate”: a certificate substantially in the form of Exhibit G.

                  “Consolidated”:  as to any Person,  such Person and its Subsidiaries  which are consolidated for financial  reporting purposes.

                  “Consolidated  Adjusted  Operating Cash Flow”:  Adjusted  Operating Cash Flow of the Parent and its Subsidiaries on a
Consolidated basis.

                  “Consolidated  Annual Adjusted  Operating Cash Flow”: at any date of determination,  Consolidated  Adjusted Operating
Cash Flow for the period of four consecutive fiscal quarters ending on, or most recently before, such date.

                  “Consolidated  Annual Operating Cash Flow”: at any date of  determination,  Consolidated  Operating Cash Flow for the period of four consecutive fiscal quarters ending on, or most recently before, such date.

                  “Consolidated Operating Cash Flow”: Operating Cash Flow of the Parent and its Subsidiaries on a Consolidated basis.

                  “Consolidating”: as to any Person, such Person and its Subsidiaries taken separately.

                  “Contingent  Obligation”:  as to any Person, any obligation of such Person guaranteeing or in effect guaranteeing any
Indebtedness,  leases,  dividends or other  obligations  (“primary  obligations”)  of any other Person (the  “primary  obligor”) in any manner, whether directly or indirectly,  including,  without limitation,  any obligation of such Person, whether or not contingent, (i)
to purchase any such primary obligation or any Property  constituting  direct or indirect security therefor,  (ii) to advance or supply funds for the  purchase or payment of any such  primary  obligation  or to maintain  working  capital or equity  capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor,  (iii) to purchase Property,  securities or services primarily for the purpose of assuring the  beneficiary  of any such primary  obligation  of the ability of the primary  obligor to make payment of such primary  obligation or (iv)  otherwise to assure or hold harmless the  beneficiary of such primary  obligation  against loss in respect thereof;  provided,  however,  that the term Contingent Obligation shall not include the indorsement of instruments for deposit or  collection  in the ordinary  course of  business.  The term  Contingent  Obligation  shall also include the  liability of a general  partner in respect of the  Indebtedness of a partnership in which it is a general  partner,  excluding  Indebtedness  which is non-recourse  to such general  partner.  The amount of any  Contingent  Obligation of a Person shall be deemed to be an amount equal to the stated or determinable  amount of the primary  obligation in respect of which such Contingent  Obligation is made or, if not stated
or determinable, the maximum reasonably anticipated liability in respect thereof as determined by such Person in good faith.

                  “Control Person”: as defined in Section 2.14.

                  “Copyright Act”: Title 17 of the United States Code.

                  “Credit  Exposure”  with respect to any Lender at any time,  its RC Commitment  or, if no RC Commitment is in effect, the sum of its outstanding RC Loans and Letter of Credit Exposure, at such time.

                  “Credit Parties”: the Administrative Agent, the Issuing Bank and the Lenders.

                  “Debt  Service”:  at any date of  determination,  the sum of Interest  Expense and scheduled  principal  amortization
(including  scheduled mandatory  reductions of revolving credit and similar  commitments) of Total Funded Debt, whether or not actually paid, for the period of four consecutive fiscal quarters ending on, or most recently before, such date.

                  “Default”:  any of the events  specified in Section 9, whether or not any requirement  for the giving of notice,  the lapse of time, or both, or any other condition, has been satisfied.

                  “Designated Transactions”: as defined in Section 8.3(c).

                  “Dollars” and “$”: lawful currency of the United States of America.

                  “Environmental  Laws”:  any and all federal,  state and local laws  relating to the  environment,  the use,  storage, transporting,  manufacturing,  handling,  discharge,  disposal or  recycling  of  hazardous  substances,  materials  or  pollutants  or industrial hygiene and including,  without  limitation,  (i) CERCLA;  (ii) the Resource  Conservation and Recovery Act of 1976, 42 USCA
§6901 et seq.;  (iii) the Toxic  Substance  Control Act, 15 USCA §2601 et. seq.;  (iv) the Water  Pollution  Control Act, 33 USCA §1251
et. seq.; (v) the Clean Air Act, 42 USCA §7401 et seq.; (vi) the Hazardous Material  Transportation  Authorization Act of 1994, 49 USCA
§5101 et seq. and (viii) all rules,  regulations judgments,  decrees,  injunctions and restrictions  thereunder and any analogous state law, in each case as from time to time in effect.

                  “Equity Issuance”:  (a) the issuance or sale by the Parent after the Second Restatement Date of (i) any capital stock
(other than  capital  stock issued on the  exercise of any  warrants or options  described in clause (ii) below),  (ii) any warrants or options  exercisable  in respect of capital  stock  (other than any warrants or options  issued to  directors,  officers,  employees or consultants of the Parent or of any of its  Subsidiaries),  or (iii) any other security or instrument  representing  an equity interest
(or the right to obtain any equity  interest) in the Parent or (b) the receipt by the Parent after the Second  Restatement  Date of any capital contribution  (whether or not evidenced by any equity security issued by the Parent);  provided that an “Equity Issuance” shall not  include the  issuance or sale by the Parent of Class A common  Stock of the Parent to the extent that such Stock or the Net Equity
Proceeds  derived from the sale or issuance of such Stock shall be used to make an  acquisition  of one or more  Broadcasting  Stations pursuant to Section 8.3(c)(i).

                  “ERISA”: the Employee Retirement Income Security Act of 1974.

                  “Eurodollar  Loan”:  a portion of the Loans  selected by the  Borrower  to bear  interest  during an Interest  Period selected by the Borrower at a rate per annum based upon a Eurodollar  Rate  determined  with  reference to such  Interest  Period,  all pursuant to and in accordance with Sections 2.3 and 2.8.

                  “Eurodollar  Rate”:  with respect to any Interest  Period,  the rate per annum,  as determined by the  Administrative
Agent,  obtained by dividing  (and then rounding to the nearest 1/16 of 1%, or, if there is no nearest 1/16 of 1%, the next higher 1/16 of 1%):

                           (a)      the rate quoted by the  Administrative  Agent to major banks in the interbank  eurodollar market as the rate at which the  Administrative  Agent is offering  Dollar deposits in an amount  approximately  equal to BNY's pro rata share of the given  portion of the Loans  selected by the Borrower to bear interest  during such  Interest  Period based upon a rate of interest determined under this  definition,  and having a term to maturity  corresponding  to such Interest  Period,  as quoted at approximately
10:00 A.M. two Business Days prior to the date upon which such Interest Period is to commence, by

                           (b)      a number equal to 1.00 minus the  aggregate of the then stated  maximum  rates during such Interest
Period of all reserve requirements (including, without limitation,  marginal, emergency,  supplemental and special reserves), expressed as a decimal,  established  by the Board of Governors of the Federal  Reserve  System and any other banking  authority to which BNY and other major  United  States  banks or money center banks are subject,  in respect of  eurocurrency  funding  (currently  referred to as
“Eurocurrency  liabilities” in Regulation D of the Board of Governors of the Federal Reserve System).  Such reserve  requirements shall include,  without  limitation,  those imposed  under such  Regulation D.  Eurodollar  Loans shall be deemed to constitute  Eurocurrency liabilities  and as such  shall be deemed to be  subject to such  reserve  requirements  without  benefit  of  credits  for  proration, exceptions or offsets which may be available  from time to time to any Lender under such  Regulation  D. The  Eurodollar  Rate shall be adjusted automatically on and as of the effective date of any change in any such reserve requirement.

                  “Event of Default”:  any of the events  specified in Section 9.1,  provided  that any  requirement  for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

                  “Excess Cash Flow”: at any time, in respect of any period,  Consolidated  Operating Cash Flow for such period (before any  adjustments to reflect  acquisitions,  sales and exchanges of Property  during such period) less the sum of, without  duplication,
(i) Fixed Charges  (adjusted to add to Fixed Charges,  to the extent excluded in the  calculation  thereof,  the amounts  referenced in
(i)-(iv) of clause (c) of the definition of “Fixed  Charges”),  (ii) voluntary  principal  prepayments made pursuant to Section 2.5(a), provided that the RC Commitments are permanently  reduced in an aggregate  amount equal to such  prepayments  made under Section 2.5(a)
and (iii) loans made to, and  investments  made in, any Other Media  Subsidiary  by the Parent or any  Subsidiary  of the Parent to the
extent permitted by Section 8.5(h).

                  “Exchange Act”: the Securities Exchange Act of 1934.

                  “Excluded  Cash Flow”:  at any time, for any period,  Operating  Cash Flow for such period  allocable to all Excluded
Properties at such time.

                  “Excluded  Property”:  at  any  time,  any  Broadcasting  Station,  designated  in  writing  by the  Borrower  to the
Administrative  Agent and the Lenders as an Excluded  Property,  that was acquired by the Parent or any Subsidiary of the Parent within the immediately  preceding 18 month period and in respect of which the Parent changed the  non-religious  format from that in effect at the time such  Broadcasting  Station was acquired by the Parent or such Subsidiary to a religious talk,  conservative talk or religious music format.

                  “Excluded Taxes”:  with respect to any Credit Party or any other recipient of any payment to be made by or on account of any obligation of any Loan Party under any Loan Document,  (a) income or franchise  taxes imposed on (or measured by) its net income by the United States of America,  or by the jurisdiction  under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Credit  Party,  in which its  applicable  lending  office is located,  (b) any branch  profits taxes  imposed  by the United  States of  America or any  similar  tax  imposed by any other  jurisdiction  in which such Loan Party is located and (c) in the case of a Foreign  Lender,  any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign  Lender becomes a party to this Agreement (or  designates a new lending  office) or is  attributable  to such Foreign
Lender's  failure to comply  with  Section  2.13(e),  except to the extent  that such  Foreign  Lender  (or its  assignor,  if any) was entitled,  at the time of designation of a new lending office (or assignment),  to receive additional amounts from such Loan Party with respect to such withholding tax pursuant to Section 2.13(a).

                  “FCC”: the Federal Communications Commission, or any Governmental Authority succeeding to the functions thereof.

                  “Federal  Funds Rate”:  for any day, the rate per annum (rounded to the nearest 1/16 of 1% or, if there is no nearest
1/16 of 1%, then to the next higher 1/16 of 1%) equal to the weighted  average of the rates on  overnight  federal  funds  transactions with members of the Federal  Reserve System  arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of
New York on the Business Day next  succeeding  such day,  provided that (i) if the day for which such rate is to be determined is not a
Business  Day, the Federal Funds Rate for such day shall be such rate on such  transactions  on the next  preceding  Business Day as so published on the next  succeeding  Business Day, and (ii) if such rate is not so published for any day, the Federal Funds Rate for such day  shall  be the  average  rate  charged  to the  Administrative  Agent  on  such  day on  such  transactions  as  determined  by the
Administrative Agent.

                  “First Amended and Restated Parent  Security  Agreement”:  the First Amended and Restated  Parent Security  Agreement
substantially in the form of Exhibit N.

                  “First Restated Agreement”: as defined in Recital C.

                  “First Restatement Date”: as defined in Recital C.

                  “Fixed Charges”: at any date of determination,  for the period of four consecutive fiscal quarters ending on, or most recently before, such date, the sum, without  duplication,  of (a) Debt Service, (b) cash income taxes paid (other than cash taxes paid in  connection  with a sale of Property  but only to the extent such cash taxes are paid from the  proceeds of such sale),  (c) capital expenditures  (excluding  (i) capital  expenditures  made with  insurance  proceeds  or  condemnation  awards and capital  expenditures associated with an acquisition made within the 12 month period immediately  following such acquisition,  (ii) capital expenditures made in the network  operations  center located in Dallas,  Texas (not in excess of $6,000,000 in the aggregate) and (iii) the  Headquarters
Acquisition to the extent  constituting  capital  expenditures),  and (d) intercompany loans made to, or investments made in, the Other
Media  Subsidiaries,  provided that if Other Media Cash Flow is negative,  such negative Other Media Cash Flow (expressed as a positive number) shall be subtracted from such  intercompany  loans and investments  (provided that the resulting  difference  shall not be less than $0), in each case of the Parent and its  Subsidiaries  on a  Consolidated  basis,  determined  in accordance  with GAAP,  for such period.

                  “Foreign  Lender”:  any  Lender  that is  organized  under the laws of a  jurisdiction  other  than that in which the applicable Loan Party is located.  For purposes of this definition,  the United States of America,  each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

                  “Fourth Restatement Date”: as defined in Recital J.

                  “Fourth  Restatement  Transaction  Documents”:  this  Agreement,  the First  Amended  and  Restated  Parent  Security
Agreement, the Second Amended and Restated Parent Guaranty and each other document executed and delivered in connection therewith.

                  “GAAP”:  generally  accepted  accounting  principles set forth in the opinions and  pronouncements  of the Accounting
Principles  Board and the American  Institute of Certified  Public  Accountants  and  statements  and  pronouncements  of the Financial
Accounting  Standards  Board or in such other  statement  by such  other  entity as may be  approved  by a  significant  segment of the accounting  profession,  which are applicable to the circumstances as of the date of  determination,  consistently  applied.  If at any time any  change in GAAP  would  affect  the  computation  of any  financial  ratio or  requirement  set forth in this  Agreement,  the
Administrative  Agent,  the Lenders and the Borrower  shall  negotiate in good faith to amend such ratio or requirement to reflect such change in GAAP  (subject to the approval of the Required  Lenders),  provided  that,  until so amended,  (i) such ratio or  requirement shall  continue  to be computed  in  accordance  with GAAP prior to such change  therein  and (ii) the  Borrower  shall  provide to the
Administrative  Agent,  and the Lenders  financial  statements  and other  documents  required  under this  Agreement or as  reasonably requested  hereunder  setting forth a  reconciliation  between  calculations of such ratio or requirement  made before and after giving effect to such change in GAAP.

                  “Governmental  Authority”:  the  government  of the  United  States of  America,  any other  nation or any  political subdivision  thereof,  whether state or local, and any agency,  authority,  instrumentality,  regulatory body,  court,  central bank or other entity exercising executive,  legislative,  judicial,  taxing,  regulatory or administrative powers or functions of or pertaining to government.

                  “Guarantors”: collectively, (i) the Parent and (ii) the Subsidiary Guarantors.

                  “Hazardous Discharge”: as defined in Section 11.11(b).

                  “Headquarters  Acquisition”:  the  acquisition  by the  Parent or a  Subsidiary  of the  Parent  (other  than CCM and
OnePlace)  of the  headquarters  facility  of the  Parent  located at 4880 Santa Rosa  Road,  Camarillo,  California  (or an  alternate headquarters facility located in California) for an aggregate consideration not exceeding $6,700,000.

                  “Highest Lawful Rate”: as to any Lender, the maximum rate of interest,  if any, that at any time or from time to time may be  contracted  for,  taken,  charged or received by such  Lender on the Notes held  thereby,  or which may be owing to such Lender pursuant to this Agreement and the other Loan Documents under the laws applicable to such Lender and this transaction.

                  “Houston  Transaction”:  the exchange by the Borrower or a Subsidiary of (i)  Broadcasting  Station  KKHT-FM  serving
Houston,  Texas for (ii) Broadcasting Station WALR-FM serving Atlanta,  Georgia and Broadcasting  Stations KLUP-AM serving San Antonio,
Texas and WSUN-AM serving Tampa, Florida, which exchange was consummated September 1, 2000.

                  “Indebtedness”:  as to any Person,  at a  particular  time,  all items which  constitute,  without  duplication,  (i)
indebtedness for borrowed money or the deferred  purchase price of Property (other than trade payables  incurred in the ordinary course of business),  (ii) indebtedness  evidenced by notes, bonds,  debentures or similar instruments,  (iii) obligations with respect to any conditional  sale  agreement or title  retention  agreement,  (iv)  indebtedness  arising under  acceptance  facilities  and the amount available  to be drawn under all letters of credit  issued for the account of such Person and,  without  duplication,  all drafts drawn thereunder to the extent such Person shall not have  reimbursed the issuer in respect of the issuer's  payment of such drafts,  (v) all liabilities  secured by any Lien on any  Property  owned by such Person even  though  such Person has not assumed or  otherwise  become liable for the payment thereof (other than Liens  permitted under Sections 8.2(i) through (iv) and (xi) and carriers',  warehousemen's, mechanics',  repairmen's  or other like  non-consensual  Liens  arising in the  ordinary  course of  business),  (vi)  obligations  for principal payments under leases which have been, or under GAAP are required to be, capitalized and (vii) all Contingent Obligations.

                  “Indemnified Party”: shall have the meaning set forth in Section 11.11(a).

                  “Indemnified Taxes”: Taxes other than Excluded Taxes.

                  “Interest  Expense”:  at any date of  determination,  the sum of all (i)  interest  (adjusted  to give  effect to all
Interest Rate  Protection  Arrangements  and fees and expenses paid in connection with same, all as determined in accordance with GAAP)
on Total Funded Debt and (ii)  commitment,  letter of credit and similar  fees,  in each case of the Parent and its  Subsidiaries  on a
Consolidated  basis,  determined  in  accordance  with GAAP,  for the period of four  consecutive  fiscal  quarters  ending on, or most recently before, such date.

                  “Interest Payment Date”: (i) as to any ABR Loan, the last day of each March, June,  September and December commencing on the first of such days to occur after such ABR Loan is made,  (ii) as to any  Eurodollar  Loan in respect of which the  Borrower has selected an Interest  Period of one, two or three months,  the last day of such Interest  Period and (iii) as to any Eurodollar Loan in respect  of which  the  Borrower  has  selected  an  Interest  Period  of six  months,  the last day of such  Interest  Period  and the corresponding  day of the month which is three months after the date of the  commencement of such Interest  Period,  or, if such day is not a Business Day or does not exist, on the immediately preceding Business Day.

                  “Interest Period”:  the period commencing on any Business Day selected by the Borrower in accordance with Section 2.3 or 2.8 and ending one, two, three or six months  thereafter,  as selected by the Borrower in accordance  with such Section,  subject to the following:

                           (a)      if any Interest  Period would  otherwise  end on a day which is not a Business  Day,  such Interest
Period shall be extended to the  immediately  succeeding  Business Day unless the result of such extension would be to carry the end of such  Interest  Period into another  calendar  month,  in which event such  Interest  Period shall end on the Business Day  immediately preceding such day; and

                           (b)      if any Interest  Period shall begin on the last  Business Day of a calendar  month (or on a day for which there is no numerically  corresponding day in the calendar month at the end of such Interest Period),  such Interest Period shall end on the last Business Day of a calendar month.

                  “Interest Rate Protection  Arrangement”:  any interest rate swap, cap or collar  arrangement or any other  derivative product  customarily  offered  by banks to their  customers  in order to  manage  the  exposure  of such  customers  to  interest  rate fluctuations.

                  “Investments”: as defined in Section 8.5.

                  “Issuing Bank”: BNY.

                  “KALC Deposit  Arrangement”:  the deposit of the proceeds  received  from the KALC Sale with the KALC Exchange  Agent pursuant to an intermediary  agreement in all respects  satisfactory to the  Administrative  Agent in connection with the qualification of the KALC Sale as a like-kind exchange under Section 1031 of the Code.

                  “KALC Exchange Agent”: BNY or such other intermediary satisfactory to the Administrative Agent.

                  “KALC Excluded Sale Proceeds”:  up to $40,500,000 of the proceeds of the KALC Sale which are on deposit with the KALC
Exchange Agent or the Cleveland  Exchange Agent on June [__],  2001 less that portion of such proceeds to the extent used to consummate mergers or  acquisitions  on or after June [__],  2001 permitted  pursuant to Sections  8.3(d)(i)(B)  (including  capital  expenditures relating to each such  acquisition or merger that were  reasonably  anticipated for the 12 month period  following such  acquisition or merger) or 8.3(d)(i)(D)  (including capital expenditures  relating to each such acquisition or merger that were reasonably  anticipated for the 12 month period  following  such  acquisition or merger) if  immediately  before or after giving effect to such  acquisition or merger made pursuant to Section 8.3(d)(i)(D) the Total Leverage Ratio shall be less than or equal to 6.00:1.00).

                  “KALC  Intercompany  Loan”: the  intercompany  demand loan from the Borrower to the Parent in an amount not exceeding
$52,000,000, the proceeds of which were used to prepay in full the Bridge Loans.

                  “KALC RC Loans”:  the RC Loans in an aggregate amount not exceeding  $52,000,000,  the proceeds of which were used to make the KALC Intercompany Loan.

                  “KALC  Sale”:  the sale of radio  station  KALC-FM,  licensed  to Denver  Colorado,  by  Acquisition  Corp.  to Emmis
Communications Corporation.

                  “Lead Arranger”: BNY Capital Markets, Inc., as Lead Arranger and Book Manager.

                  “Lending  Office”:  in respect of any Lender,  initially,  the office or offices of such Lender designated as such in
Schedule  1.1(L)  [UPDATE]  hereto;  thereafter,  such  other  office or  offices  of such  Lender,  if any,  which  shall be making or maintaining Loans.

                  “Letter of Credit”: as defined in Section 2.18.

                  “Letter of Credit  Commitment”:  the commitment of the Issuing Bank to issue Letters of Credit in accordance with the terms hereof in an aggregate  outstanding  face amount not exceeding  $30,000,000 (or, if less, the RC Commitments) at any time, as the same may be reduced pursuant to Section 2.4.

                  “Letter of Credit Exposure”:  at any time, (a) in respect of all Lenders,  the sum, without  duplication,  of (i) the maximum  aggregate  amount which may be drawn under all unexpired  Letters of Credit at such time (whether the  conditions  for drawing thereunder have or may be satisfied),  (ii) the aggregate  amount,  at such time, of all unpaid drafts (which have not been dishonored)
drawn under all Letters of Credit,  and (iii) the aggregate unpaid principal amount of the Reimbursement  Obligations at such time, and
(b) in respect of any  Lender,  an amount  equal to such  Lender's  RC  Commitment  Percentage  at such time  multiplied  by the amount determined under clause (a) of this definition.

                  “Letter of Credit Fee”: as defined in Section 3.1(c).

                  “Letter of Credit  Participation”:  with respect to each Lender,  its  obligations  to the Issuing Bank under Section
2.19.

                  “Letter of Credit Request”: a request in the form of Exhibit D.

                  “Leveraged Acquisition”: as defined in Section 8.3(d).

                  “Lien”:  any mortgage,  pledge,  hypothecation,  assignment,  deposit  arrangement,  encumbrance,  lien (statutory or other),  or other  security  agreement  or security  interest of any kind or nature  whatsoever,  including,  without  limitation,  any conditional  sale or other title retention  agreement and any financing lease having  substantially  the same economic effect as any of the foregoing.

                  “Loans”: the RC Loans.

                  “Loan Documents”: collectively, this Agreement, the Notes, the Reimbursement Agreements and the Collateral Documents.

                  “Loan Party”: the Borrower and each Guarantor.

                  “Margin Stock”:  any “margin stock”, as said term is defined in Regulation U of the Board of Governors of the Federal
Reserve System.

                  “Material  Adverse  Change”:  a material  adverse  change in (i) the  operations,  business,  prospects,  Property or condition  (financial  or  otherwise)  of (a) the Borrower and its  Subsidiaries  on a  Consolidated  basis,  or (b) the Parent and its
Subsidiaries on a Consolidated  basis,  (ii) the ability of the Borrower or any other Loan Party to perform its  obligations  under the
Loan Documents to which it is a party or (iii) the ability of the Credit Parties to enforce any of the Loan Documents.

                  “Material  Adverse  Effect”:  a material  adverse  effect on (i) the  operations,  business,  prospects,  Property or condition  (financial  or  otherwise)  of (a) the Borrower and its  Subsidiaries  on a  Consolidated  basis,  or (b) the Parent and its
Subsidiaries on a Consolidated  basis,  (ii) the ability of the Borrower or any other Loan Party to perform its  obligations  under the
Loan Documents to which it is a party or (iii) the ability of the Credit Parties to enforce any of the Loan Documents.

                  “Maturity Date”: June 30, 2007.

                  “Moody's”: Moody's Investors Service, Inc.

                  “Mortgage”  means a mortgage,  deed of trust,  assignment of leases and rents,  leasehold  mortgage or other security document  granting a Lien on any  Mortgaged  Property  to secure the  obligations  under the Loan  Documents.  Each  Mortgage  shall be satisfactory in form and substance to the Administrative Agent.

                  “Mortgaged  Property”  means each parcel of real property and the  improvements  thereto owned by the Borrower or any
Subsidiary  Guarantor and  identified on Schedule  4.11(c)  [UPDATE] as having a value in excess of $2,000,000 and each other parcel of real property and  improvements  thereto with respect to which a Mortgage is granted  pursuant to Section 7.12. [ADD DALLAS PROPERTY TO
SCHEDULE 4.11(C)]

                  “Multiemployer Plan”: a Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

                  “Net Equity Proceeds”: as defined in Section 2.4(b)(v).

                  “Net Sale  Proceeds”:  as defined in  Section  2.4(b)(iv),  provided  that,  in the event that the 2001  Subordinated
Indenture Notes are issued in accordance with Section 8.1(a)(vi), Net Sale Proceeds shall not include KALC Excluded Sale Proceeds.

                  “1997  Subordinated  Indenture”:  the Indenture,  dated as of September 25, 1997,  between the Parent, as issuer, and assumed by the Borrower pursuant to the Supplemental Indenture dated as of August 24, 2000, and The Bank of New York, as trustee.

                  “1997 Subordinated  Indenture Notes”: the 9.5% Senior  Subordinated Notes, due 2007, issued in the original aggregate principal amount of $150,000,000 pursuant to the 1997 Subordinated Indenture.

                  “1997 Subordinated Indenture Guaranty”:  the subordinated guaranty or guaranties executed and delivered by the Parent or one or more of its Subsidiaries in connection with the 1997 Subordinated Indenture.

                  “Notes”: the RC Notes.

                  “OnePlace”: OnePlace, LLC.

                  “Operating  Cash  Flow”:  at any time,  with  respect to any Person,  for any  period:  (i)  revenues  (exclusive  of reciprocal and barter  revenues) and interest  income of such Person,  determined in accordance  with GAAP, for such period,  less (ii)
expenses (exclusive of depreciation,  amortization,  interest, income tax, employee compensation payable solely in stock of the Parent, and reciprocal and barter expenses,  in each case to the extent included  therein),  plus (iii)  non-recurring  expense items and other non-cash  expense items of such Person for such period,  in each case mutually agreed upon between the Borrower and the  Administrative
Agent,  to the extent  deducted in accordance  with clause (ii) above,  less (iv)  non-recurring  or non-cash  revenues or operating or non-operating  gains,  less (v) the amount of any cash payments related to non-cash expense items added pursuant to clause (iii) above, less (vi) Excluded Cash Flow.  Operating Cash Flow shall be adjusted on a consistent basis to reflect the acquisition,  sale,  exchange and disposition of Property during such period as if such  acquisition,  sale,  exchange or disposition of Property had occurred at the beginning of such period,  provided that pro-forma  adjustments  related to certain station  operations of such stations being acquired
(mutually  agreed upon by the  Borrower and the  Administrative  Agent) shall be included in the  calculation  of Operating  Cash Flow.
Operating  Cash Flow shall  exclude  all gains and losses from the sale or  disposition  of Property  and all  extraordinary  gains and losses.

                  “Other Media Cash Flow”:  at any time,  for any period,  Operating  Cash Flow for such period  allocable to the Other
Media Subsidiaries at such time.

                  “Other Media Subsidiaries”: CCM and OnePlace.

                  “Original Credit Agreement”: as defined in Recital A.

                  “Original Effective Date”: September 25, 1997.

                  “Other  Taxes”:  any and all current or future  stamp or  documentary  taxes or any other  excise or property  taxes, charges or similar  levies arising from any payment made  hereunder or from the  execution,  delivery or  enforcement  of, or otherwise with respect to, the Loan Documents.

                  “Parent”: as defined in Recital B.

                  “Parent  Guaranty”:  the First Amended and Restated Parent Guaranty,  dated as of November 7,  2000, by and among the
Parent,  the Borrower and the  Administrative  Agent, as amended by Amendment  No. 1,  dated as of January 15, 2001, and as amended and restated by the Second Amended and Restated Parent Guaranty.

                  “Parent Security  Agreement”:  the Parent Security Agreement,  dated as of August 24, 2000, by and between the Parent and the Administrative Agent, as amended and restated by the First Amended and Restated Parent Security Agreement.

                  “PBGC”:  the Pension Benefit  Guaranty  Corporation  established  pursuant to Subtitle A of Title IV of ERISA, or any
Governmental Authority succeeding to the functions thereof.

                  “Pending Transactions”: as defined in Section 8.3(d).

                  “Permitted Holders”:  as of any date of determination (i) any of Nancy A. Epperson,  Stuart W. Epperson and Edward G.
Atsinger  III;  (ii)  family  members or the  relatives  of the Persons  described  in clause (i);  (iii) any  trusts,  family  limited partnerships  or other  similar  entities  created for the benefit of the Persons  described in clauses  (i),  (ii) or (iv) or any such entity for the benefit of such entity;  or (iv) in the event of the  incompetence  or death of any of the Persons  described in clauses
(i) and (ii), such Person's estate,  executor,  administrator,  committee or other personal  representative or  beneficiaries,  in each case who at any  particular  date shall  beneficially  own or have the right to acquire,  directly or  indirectly,  Voting Stock of the
Parent.

                  “Permitted Liens”: Liens permitted to exist pursuant to Section 8.2.

                  “Person”:  an  individual,  a partnership,  a corporation,  a business  trust,  a joint stock  company,  a trust,  an unincorporated  association,  a joint venture, a limited liability  company,  a Governmental  Authority or any other entity of whatever nature.

                  “Plan”:  any pension plan which is covered by Title IV of ERISA and which is maintained by or to which  contributions are made by any Loan Party or a Commonly  Controlled  Entity or in respect of which any Loan Party or a Commonly  Controlled Entity has or may have any liability.

                  “Pro-Forma Debt Service”:  the sum of Pro-Forma Interest Expense and the scheduled  payments of principal  (including scheduled  mandatory  reductions  of revolving  credit and similar  commitments)  in respect of Total  Funded Debt  required to be made during the four  fiscal  quarters  of the Parent  immediately  succeeding  any  determination  thereof.  For  purposes  of  calculating
Pro-Forma  Debt  Service,  the  principal  amount  outstanding  under  any  revolving  or line of  credit  facility  on the date of any calculation of Pro-Forma  Debt Service shall be assumed to be  outstanding  during the entire  applicable  four fiscal quarter  period, subject to any mandatory scheduled payments of principal required to be made during such period.

                  “Pro-Forma  Interest  Expense”:  the sum of (i) all interest (adjusted to give effect to all Interest Rate Protection
Arrangements  and fees and expenses paid in connection  with the same,  all as determined in accordance  with GAAP) in respect of Total
Funded Debt and (ii)  commitment,  letter of credit and similar fees, in each case of the Parent and its Subsidiaries on a Consolidated basis,  determined in  accordance  with GAAP,  for the four fiscal  quarters of the Parent  immediately  succeeding  any  determination thereof.  Where any item of interest  varies or depends upon a variable rate of interest (or other rate of interest  which is not fixed for such entire four fiscal quarters),  such rate, for purposes of calculating  Pro-Forma  Interest Expense,  shall be assumed to equal the interest  rate in effect on the date of such  calculation.  Also,  for purposes of  calculating  Pro-Forma  Interest  Expense,  the principal  amount  outstanding  under any revolving or line of credit facility on the date of any calculation of Pro-Forma Debt Service shall be assumed to be  outstanding  during the entire  applicable  four fiscal  quarter  period,  subject to any  mandatory  scheduled payments of principal required to be made during such period.

                  “Property”: all types of real, personal, tangible, intangible or mixed property.

                  “RC  Commitment”:  as to any  Lender,  the amount set forth next to the name of such  Lender on  Exhibit A  under the heading “RC Commitment”, as such RC Commitment may be adjusted from time to time pursuant to Section 2.4.

                  “RC Commitments”: the RC Commitments of all Lenders.

                  “RC Commitment Percentage”:  as to any Lender, the percentage set forth opposite the name of such Lender on Exhibit A under the heading “RC Commitment Percentage”.

                  “RC Commitment Period”: the period until the RC Commitment Termination Date.

                  “RC Commitment  Termination  Date”:  the earlier of the Business Day immediately  preceding the Maturity Date or such other date upon which the RC Commitments shall have been terminated in accordance with Section 2.4 or 9.1.

                  “RC Loan” and “RC Loans”: as defined in Section 2.1.

                  “RC Note” and “RC Notes”: as defined in Section 2.2.

                  “RC Supplement”: a supplement substantially in the form of Exhibit K.

                  “Reimbursement Agreement”: as defined in Section 2.18(b).

                  “Reimbursement  Obligations”:  all  obligations  and  liabilities of the Borrower due and to become due (a) under the
Reimbursement Agreements and (b) hereunder in respect of Letters of Credit.

                  “Reinvested  Proceeds”:  net cash proceeds from the sale,  exchange or other  disposition  of Property,  after giving effect to the payment of cash taxes  payable in  connection  with the same,  which cash  proceeds are used to acquire one or more radio
Broadcasting Stations through a merger or acquisition in accordance with Section 8.3 during the Reinvestment Period.

                  “Reinvestment  Period”:  the period which is one year from the date that  proceeds  from the sale,  exchange or other disposition  of Property are received by or on behalf of the Parent or any  Subsidiary of the Parent  (including,  without  limitation, receipt by an exchange agent).

                  “Remaining Interest Period”:  (i) in the event that the Borrower shall fail for any reason to borrow or convert Loans after it shall have  notified  the  Administrative  Agent of its intent to do so in which it shall have  requested  a  Eurodollar  Loan pursuant to Section 2.3 or 2.8, a period equal to the Interest  Period that the Borrower  elected in respect of such  Eurodollar  Loan;
(ii) in the event that a  Eurodollar  Loan shall  terminate  for any reason  prior to the last day of the  Interest  Period  applicable thereto,  a period equal to the period from and including the date of such  termination  to but excluding the last day of such Interest
Period;  and (iii) in the event that the Borrower  shall prepay or repay all or any part of the principal  amount of a Eurodollar  Loan prior to the last day of the Interest  Period  applicable  thereto,  a period equal to the period from and  including  the date of such prepayment or repayment to but excluding the last day of such Interest Period.

                  “Reportable  Event”:  any event  described  in Section  4043(b) of ERISA,  other  than an event  (excluding  an event described in Section 4043(b)(1) relating to tax disqualification) with respect to which the 30-day notice requirement has been waived.

                  “Required  Lenders”:  at any date of  determination,  Lenders having Credit Exposures equal to or greater than 51% of the Total Credit Exposure.

                  “Restricted  Payment”:  as to any Person,  (i) the payment or declaration by such Person of any dividend on any class of Stock or other equity  interest  (other than dividends  payable solely in common Stock of the such Person),  or warrants,  rights or options to acquire  common Stock of such Person or the making of any other  distribution  on account of any class of its Stock or other equity interest or (ii) the retirement,  redemption,  purchase or acquisition,  directly or indirectly,  of (a) any shares of the Stock of such Person and (b) any security  convertible  into, or any option,  warrant or other right to acquire,  shares of the Stock of such
Person.

                  “Salem California”: as defined in Recital A.

                  “Second Amended and Restated Parent Guaranty”:  the Second Amended and Restated Parent Guaranty  substantially in the form of Exhibit M.

                  “Second Restated Agreement”: as defined in Recital D.

                  “Second Restatement Date”: as defined in Recital D.

                  “S&P”: Standard and Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

                  “Single Employer Plan”: any Plan which is not a Multiemployer Plan.
                  “Special Counsel”: Bryan Cave LLP, special counsel to the Administrative Agent.

                  “Stock”: any and all shares, interests,  participations,  options, warrants or other equivalents (however designated)
of corporate stock, partnership interests and membership and other limited liability company interests.

                  “Subsidiary”:  with respect to any Person (the  “parent”) at any date,  any  corporation,  association,  partnership, joint venture or other business  entity of which the parent,  directly or indirectly,  either (i) in respect of a corporation,  owns or controls  more than 50% of the  outstanding  Stock  having  ordinary  voting  power to elect a majority  of the board of  directors  or similar  managing body,  irrespective  of whether or not a class or classes shall or might have voting power by reason of the happening of any contingency,  or (ii) in respect of an association,  partnership,  joint venture or other business entity,  is entitled to share in more than 50% of the profits and losses,  however determined.  Unless the context otherwise  requires,  references in this Agreement to a “Subsidiary” or to  “Subsidiaries”  shall be deemed to refer to a Subsidiary or  Subsidiaries of the Borrower.  Unless the context otherwise  requires,  references in this Agreement to the Subsidiaries of the Parent shall be deemed to exclude the Unrestricted Parent
Subsidiaries,  provided that references to the Subsidiaries of the Parent  contained in Section 9.1(g),  (h), (i), (j) and (m) shall be deemed to include the Unrestricted Parent Subsidiaries.

                  “Subsidiary  Guarantor”:  each  Subsidiary  of the  Parent,  provided  that the  Borrower  shall not be a  Subsidiary
Guarantor.

                  “Subsidiary  Guaranty”:  the Second  Amended and Restated  Subsidiary  Guaranty and Security  Agreement,  dated as of
August 24, 2000, by and among the Subsidiary Guarantors party thereto, the Borrower and the Administrative Agent.

                  “Tax Sharing Agreement”:  the Tax Sharing Agreement, dated as of the Second Restatement Date, by and among the Parent and its Subsidiaries.

                  “Taxes”: any and all current or future taxes, levies, imposts,  duties,  deductions,  charges or withholdings imposed by any Governmental Authority.

                  “Third Restatement Date”: as defined in Recital E.

                  “Third Restated Agreement”: as defined in Recital E.

                  “Total  Adjusted  Funded  Debt”:  Total Funded Debt less the lesser of (i) 50% of the lesser of, with respect to each
Excluded  Property,  (x) the purchase price of such Excluded  Property and (y) the  independent  appraisal value (if required under the second paragraph following Section 8.3(f)) of such Excluded Property and (ii) $30,000,000.

                  “Total Credit Exposure”: at any time, the sum of the Credit Exposures of all Lenders at such time.

                  “Total Facility Usage”:  as of any date, a fraction  (expressed by a decimal) the numerator of which is the aggregate outstanding  principal  amount of RC Loans plus the Letter of Credit  Exposure  of all  Lenders,  and the  denominator  of which is the aggregate amount of RC Commitments.

                  “Total  Funded  Debt”:  the  aggregate  Indebtedness  of the Parent and its  Subsidiaries  on a  Consolidated  basis, determined in accordance with GAAP.

                  “Total Leverage Ratio”:  the ratio of (i) Total Adjusted Funded Debt less cash and cash equivalents of the Parent and its Subsidiaries on a Consolidated basis in excess of $5,000,000 to (ii) Consolidated Annual Adjusted Operating Cash Flow.

                  “Total Senior Leverage  Ratio”:  the ratio of (i) Total Funded Debt less (a) cash and cash  equivalents of the Parent and its  Subsidiaries  on a  Consolidated  basis  in  excess  of  $5,000,000  and (b) the  outstanding  principal  amount  of the  1997
Subordinated Indenture Notes and the 2001 Subordinated Indenture Notes to (ii) Consolidated Annual Adjusted Operating Cash Flow.

                  “2001  Subordinated  Indenture”:  the  Indenture  between the Borrower  and The Bank of New York (or other  financial institution), as trustee, executed and delivered pursuant to the 2001 Subordinated Indenture Offering Memorandum.

                  “2001 Subordinated Indenture Guaranty”:  the subordinated guaranty or guaranties executed and delivered by the Parent or one or more of its Subsidiaries pursuant to the 2001 Subordinated Indenture.

                  “2001 Subordinated  Indenture Issuance Date”: the date that the 2001 Subordinated Indenture Notes are issued pursuant to Section 8.1(a)(vi).

                  “2001  Subordinated  Indenture Notes”:  the Senior  Subordinated  Notes, due 2011,  issued in the original  aggregate principal amount not exceeding $200,000,000 and not less than $100,000,000 pursuant to the 2001 Subordinated Indenture.

                  “2001  Subordinated  Indenture  Offering  Memorandum”:  the final  Offering  Memorandum  delivered with regard to the issuance by the Borrower of the 2001 Subordinated Indenture Notes.

                  “Unrestricted  Parent Subsidiary”:  each direct Subsidiary of the Parent that has been designated as an “Unrestricted
Parent Subsidiary” pursuant to Section 8.21 and each Subsidiary thereof.

                  “Upstream Transfers”: as defined in Section 8.13.

                  “Voting  Stock”:  Stock of the class or classes  pursuant to which the holders  thereof have the general voting power under  ordinary  circumstances  to elect at  least a  majority  of the  board of  directors,  managers  or  trustees  of a  corporation
(irrespective  of whether or not at the time Stock of any other  class or classes  shall have or might have  voting  power by reason or the happening of any contingency).

1.2      Principles of Construction.

                  All terms defined in this  Agreement  shall have the meanings given such terms herein when used in the Loan Documents or any certificate or other document made or delivered pursuant hereto or thereto, unless otherwise defined therein.

(a)      Unless otherwise  specified  herein,  as used in the Loan Documents and in any certificate,  opinion or other document made or delivered  pursuant  hereto or thereto,  all  accounting  terms used herein shall be  interpreted,  and all  accounting  determinations hereunder shall be made, in accordance with GAAP.

(b)      The words  “hereof”,  “herein”,  “hereto” and  “hereunder”  and similar words when used in this Agreement  shall refer to this
Agreement as a whole and not to any particular  provision of this Agreement,  and Section,  paragraph,  schedule and exhibit references contained  herein shall refer to Sections or paragraphs  hereof or schedules or exhibits  hereto unless  otherwise  expressly  provided herein.

(c)      Unless the context  requires  otherwise,  (i) any  definition of or reference to any  agreement,  instrument or other document herein shall be construed as referring to such  agreement,  instrument or other document as from time to time amended,  supplemented or otherwise  modified  (subject to any restrictions on such  amendments,  supplements or  modifications  set forth herein),  and (ii) any definition  of or reference  to any law shall be  construed  as  referring  to such law as from time to time amended and any  successor thereto and the rules and regulations promulgated from time to time thereunder.

(d)      The word “or” shall not be exclusive; “may not” is prohibitive and not permissive; and the singular includes the plural.

(e)      Unless otherwise specifically set forth herein, all references to time shall refer to New York City time.

2.       AMOUNT AND TERMS OF LOANS.

2.1      Loans.

                  Subject to the terms and conditions  hereof,  each Lender having an RC Commitment  agrees to make loans (each an “RC
Loan” and,  collectively  with the other RC Loans of such Lender and/or with the RC Loans of each other Lender,  the “RC Loans”) to the
Borrower from time to time during the RC Commitment  Period.  At all times during the RC  Commitment  Period,  the Borrower may borrow, prepay and reborrow RC Loans in accordance with the provisions  hereof,  provided that the aggregate  unpaid principal amount of all RC
Loans and the  Letter of Credit  Exposure  of all  Lenders at any one time shall not  exceed  the RC  Commitments  then in effect,  and provided  further that the aggregate  unpaid  principal  amount of each Lender's RC Loans and its Letter of Credit  Exposure at any one
time shall not exceed such  Lender's RC  Commitment.  The principal  amount of each Lender's RC Loan made on a Borrowing  Date shall be an amount equal to its RC  Commitment  Percentage  of all RC Loans made on such date.  Subject to the  provisions  of Sections 2.3, 2.8 and 2.15, RC Loans may be (i) ABR Loans, (ii) Eurodollar Loans or (iii) any combination thereof.

2.2      Notes.

                  The RC Loans of each Lender shall be evidenced  by a  promissory  note in the form of Exhibit B  (each as indorsed or modified from time to time, including all replacements thereof and substitutions  therefor,  an “RC Note” and, collectively with the RC
Note of each other Lender,  the “RC Notes”),  payable to the order of such Lender, in the maximum stated principal amount equal to such
Lender's RC  Commitment.  Each RC Note shall (i) be dated the Second  Restatement  Date,  (ii) be stated to mature on the Maturity Date and be payable in the amounts and at the times required by Section 2.5 and (iii) bear interest on the unpaid  principal  amount thereof at the  applicable  interest rate or rates per annum  determined as provided in Section 2.6,  payable as specified in Section 2.6. Each
Lender is hereby  irrevocably  authorized by the Borrower to enter on the schedule attached to its RC Note and/or in its internal books and records the amount of each RC Loan made by it thereunder,  each payment  thereon,  and the other  information  provided for on such schedule,  and such  schedule and books and records  shall be  presumptively  correct  absent  manifest  error as to the amount of such
Lender's RC Loans and as to the amount of principal  and interest  paid by the Borrower in respect of such RC Loans and as to the other information set forth on such schedule or books and records relating to the RC Loans,  provided,  however, that the failure to make any such entry (or any error  therein)  with respect to any RC Loan shall not limit or  otherwise  affect the  obligations  of the Borrower hereunder  or under such RC Note.  Each  Lender may attach one or more  continuations  to such  schedule as and when  required.  In all events,  the principal  amount owing by the Borrower to each Lender in respect of such  Lender's RC Note shall be the aggregate  amount of all RC Loans made by such Lender thereunder less all payments of principal thereon made by the Borrower.

2.3      Procedure for Borrowing Loans.

                  The Borrower may borrow RC Loans on any Business Day occurring during the RC Commitment  Period,  provided that, with respect to any requested  borrowing,  the Borrower shall notify the Administrative  Agent (by telephone or telecopy) no later than 1:00
P.M.,  three Business Days prior to the requested  Borrowing  Date, in the case of Eurodollar  Loans,  and no later than 1:00 P.M., one
Business Day prior to the requested  Borrowing  Date,  in the case of ABR Loans,  specifying  (i) the aggregate  amounts to be borrowed under the RC Commitments,  (ii) the requested  Borrowing Date,  (iii) whether the borrowing is to be a Eurodollar Loan, an ABR Loan, or a  combination  thereof,  and (iv) if the  borrowing is to be a Eurodollar  Loan,  the length of the initial  Interest  Period for such
Eurodollar  Loan.  Each such notice  shall be  irrevocable  and  confirmed  immediately  by delivery to the  Administrative  Agent of a
Borrowing Request.  Each borrowing of RC Loans,  consisting of ABR Loans shall be in an aggregate  principal amount equal to $1,000,000 or such amount plus an integral  multiple of $100,000 in excess  thereof or, if less,  the unused  amount of the RC  Commitments.  Each borrowing of RC Loans, as the case may be,  consisting of Eurodollar  Loans shall be in a minimum  aggregate  principal amount equal to
$2,000,000 or an integral  multiple of $250,000 in excess  thereof.  Upon receipt of each notice of borrowing  from the  Borrower,  the
Administrative  Agent shall  promptly  notify each Lender (by telephone or otherwise,  such notice to be confirmed by telecopy or other writing) of the  requested  borrowing.  Subject to its receipt of the notice  referred to in the  preceding  sentence  and to the other terms and  conditions  of this  Agreement,  each  Lender  will make the amount of its  applicable  RC  Commitment  Percentage,  of each borrowing  available to the Administrative  Agent for the account of the Borrower at the office of the  Administrative  Agent set forth in Section 11.2 not later than 12:00 Noon,  on the Borrowing  Date  requested by the Borrower,  in funds  immediately  available to the
Administrative  Agent at such  office.  The  amounts so made  available  to the  Administrative  Agent on a  Borrowing  Date will then, subject to the  satisfaction  of the terms and  conditions  of this  Agreement  as  determined  by the  Administrative  Agent,  be made available  on  such  date  to the  Borrower  by the  Administrative  Agent,  in  immediately  available  funds,  at the  office  of the
Administrative  Agent  specified  in Section  11.2 by  crediting  the  account of the  Borrower  on the books of such  office  with the aggregate of said amounts received by the Administrative Agent.

                  Unless the  Administrative  Agent shall have received  prior notice from a Lender (by  telephone or  otherwise,  such notice to be  confirmed  by  telecopy or other  writing)  that such Lender will not make  available  to the  Administrative  Agent such
Lender's pro rata share of the Loans  requested by the  Borrower,  the  Administrative  Agent may assume that such Lender has made such share  available to the  Administrative  Agent on such  Borrowing  Date in  accordance  with this Section 2.3 provided that such Lender received  notice of the proposed  borrowing from the  Administrative  Agent,  and the  Administrative  Agent may, in reliance upon such assumption,  make available to the Borrower on such Borrowing Date a corresponding  amount.  If and to the extent such Lender shall not have so made such pro rata share  available to the  Administrative  Agent,  such Lender and the Borrower  severally agree to pay to the
Administrative  Agent forthwith on demand such  corresponding  amount (to the extent not previously  paid by the other),  together with interest  thereon for each day from the date such amount is made  available to the  Borrower  until the date such amount is paid to the
Administrative  Agent,  at a rate per annum equal to, in the case of the Borrower,  the  applicable  interest rate set forth in Section
2.6,  and, in the case of such Lender,  the Federal  Funds Rate in effect on such date (as  determined  by the  Administrative  Agent).
Such payment by the Borrower,  however,  shall be without  prejudice to its rights against such Lender. If such Lender shall pay to the
Administrative  Agent such  corresponding  amount,  such amount so paid shall  constitute  such Lender's Loan as part of such Loans for purposes  of this  Agreement,  which Loan shall be deemed to have been made by such Lender on the  Borrowing  Date  applicable  to such
Loans.

2.4      Reduction and Increase of RC Commitments.

                  Voluntary  Reductions.  The  Borrower  shall have the right,  upon at least three  Business  Days' prior  irrevocable written notice to the Administrative  Agent, to reduce  permanently the RC Commitments or the Letter of Credit Commitment,  in whole at any time, or in part from time to time,  without premium or penalty,  to an amount not less than (i) in the case of the RC Commitments, the sum of the  aggregate  outstanding  principal  balance  of the RC Loans,  after  giving  effect to any  contemporaneous  prepayment thereof,  and the Letter of Credit Exposure of all Lenders,  provided that each partial  reduction of such RC Commitments shall be in a minimum  amount of $5,000,000 or an integral  multiple of $1,000,000 in excess  thereof or, if less,  the amount of the RC  Commitments then in effect,  and (ii) in the case of the Letter of Credit Commitment,  the Letter of Credit Exposure of all Lenders,  provided that each  partial  reduction of the Letter of Credit  Commitment  shall be in a minimum  amount of  $1,000,000  or an integral  multiple of
$1,000,000  in excess  thereof or, if less,  the Letter of Credit  Commitment  then in effect.  Unless  previously  terminated,  the RC
Commitments shall terminate on the RC Commitment Termination Date.

                  Mandatory Reductions of RC Commitments.

                           Mandatory Scheduled Reductions of RC Commitments.  On each date set forth below, the RC Commitments shall be reduced by the amount equal to the  percentage set forth below next to such date  multiplied by the aggregate RC  Commitments  existing on (x) if the 2001  Subordinated  Indenture  Issuance Date has not occurred,  March 31, 2002 (determined  prior to giving effect to the initial  reduction set forth below),  or (y) if the 2001  Subordinated  Indenture  Issuance  Date has occurred,  the 2001  Subordinated
Indenture  Issuance  Date  determined  prior to giving effect to the initial  reduction  set forth below and the reduction  required by
Section 2.4(b)(vi)):

============================ ========================= ========================== =========================
           Dates                    Percentage                   Dates                   Percentage
---------------------------- ------------------------- -------------------------- -------------------------
       March 31, 2002                 2.50%                December 31, 2004               3.75%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
       June 30, 2002                  2.50%                  March 31, 2005                3.75%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
     September 30, 2002               2.50%                  June 30, 2005                 3.75%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
     December 31, 2002                2.50%                September 30, 2005              3.75%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
       March 31, 2003                 2.50%                December 31, 2005               3.75%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
       June 30, 2003                  2.50%                  March 31, 2006                5.00%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
     September 30, 2003               2.50%                  June 30, 2006                 5.00%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
     December 31, 2003                2.50%                September 30, 2006              5.00%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
       March 31, 2004                 3.75%                December 31, 2006               5.00%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
       June 30, 2004                  3.75%                  March 31, 2007                15.00%
---------------------------- ------------------------- -------------------------- -------------------------
---------------------------- ------------------------- -------------------------- -------------------------
     September 30, 2004               3.75%                  June 30, 2007                 15.00%
============================ ========================= ========================== =========================

                           Mandatory Reductions of RC Commitments Relating to Excess Cash Flow.  Commencing with the fiscal year ending
December  31,  2001,  the RC  Commitments  shall be reduced by an amount  equal to 50% of Excess Cash Flow with  respect to such fiscal year,  provided that no such  reduction in respect of such fiscal year shall be required if (x) the Total  Leverage Ratio as at the end of such  fiscal  year is less than  5.00:1.00  and (y) no Default or Event of Default  shall exist at the end of such fiscal year or on the date the RC Commitments  would be required to be reduced.  Such reduction (and any prepayments  required as a result thereof) shall be made with respect to a fiscal year on March 31st of the succeeding fiscal year.

                           Mandatory Reductions of RC Commitments  Relating to Insurance and Condemnation.  The RC Commitments shall be reduced in the amounts and at the times required by Sections 7.5(b) and 7.5(c).

                           Mandatory  Reductions of RC Commitments  Relating to Proceeds of Property Sales. The RC Commitments shall be reduced by an amount  equal to the  difference  between (a) 100% of the cash  proceeds of the sale,  exchange or other  disposition  of
Property by the Parent or any of its  Subsidiaries to the extent not sold,  exchanged or disposed of in the ordinary course of business or not sold,  exchanged or disposed of to the Parent or to any of its  Subsidiaries  (net of (1) sales and other  commissions and legal and other  expenses  incurred,  (2) cash taxes payable and (3)  Indebtedness  permitted  under  Sections  8.1(a)(ii)  and (iv) which is secured by the Property sold,  exchanged or disposed of and required to be repaid and is repaid, in each case in connection  therewith)
(the amount  referred to in this clause (a) being referred to as the “Net Sale  Proceeds”),  and (b) the amount of Reinvested  Proceeds in  connection  with such sale,  exchange or other  disposition  of Property  which has been used prior to the date such  reduction  is required to be made to acquire one or more additional  radio  Broadcasting  Stations through a merger or acquisition in accordance with
Section 8.3.  Such  reduction  shall be made on the earlier of (x) the last day of the  Reinvestment  Period with respect to such sale, exchange or other disposition, or (y) the occurrence of a Default or Event of Default.

                           Mandatory  Reductions of RC Commitments  Relating to Equity  Issuances.  The RC Commitments shall be reduced immediately  upon receipt by the Parent of the aggregate cash proceeds of any Equity  Issuance (net of sales and other  commissions and legal and other related expenses incurred in connection with such Equity Issuance) (the “Net Equity Proceeds”) by an amount equal to:

(A)      if no Default or Event of Default  shall then exist and the Total  Leverage  Ratio  (calculated  without  giving effect to the phrase “less cash and cash  equivalents of the Parent and its Subsidiaries on a Consolidated  basis in excess of $5,000,000”  contained in clause (i) of the definition  “Total Leverage  Ratio”) is greater than  5.00:1.00,  the lesser of (x) 50% of the Net Equity Proceeds and (y) the amount of the Net Equity  Proceeds  which,  when applied to the prepayment of the Loans,  will result in the Total Leverage
Ratio  (calculated  without  giving  effect to the phrase  “less cash and cash  equivalents  of the  Parent and its  Subsidiaries  on a
Consolidated  basis in  excess of  $5,000,000”  contained  in clause  (i) of the  definition  “Total  Leverage  Ratio”)  not  exceeding
5.00:1.00; and

(B)      if a Default or Event of Default shall then exist, 100% of the Net Equity Proceeds.

                           Mandatory  Reductions of RC Commitments  Relating to Issuance of 2001  Subordinated  Indenture Notes. In the
event that the 2001 Subordinated  Indenture Notes are issued,  the RC Commitments  shall be reduced on the 2001 Subordinated  Indenture
Issuance Date to  $150,000,000 if the aggregate face principal  amount of the 2001  Subordinated  Indenture Notes exceeds  $140,000,000 and  $175,000,000  if the  aggregate  face  principal  amount  of the  2001  Subordinated  Indenture  Notes  is less  than or  equal to
$140,000,000.

                  Application of Reductions.

                           Each  reduction  of the RC  Commitments  made  pursuant  to this  Section 2.4 shall  effect a  corresponding reduction of each Lender's  applicable RC  Commitment by an amount equal to such Lender's  applicable RC Commitment  Percentage of such reduction.

                           Reductions of the RC Commitments  made pursuant to Section 2.4(a) or 2.4(b)(ii),  (iii),  (iv) and (v) shall be applied in inverse  order  among the  remaining  RC  Commitment  reductions  set forth in Section  2.4(b)(i).  Reductions  of the RC
Commitments  made pursuant to Section  2.4(b)(vi)  shall be applied in direct order among the remaining RC  Commitment  reductions  set forth in Section 2.4(b)(i).

                           Simultaneously  with each reduction of the RC Commitments under this Section 2.4, the Borrower shall pay the applicable Commitment Fee accrued on the amount by which such RC Commitments have been reduced.

                           If for any reason  the Letter of Credit  Exposure  of all  Lenders  shall  exceed  the RC  Commitments,  the
Borrower  shall  immediately  deposit in a cash  collateral  account  maintained  with and under the sole  dominion  and control of the
Administrative Agent an amount equal to such excess.

                  Increase  of RC  Commitments.  In the event that the 2001  Subordinated  Indenture  Notes have not been  issued,  the
Borrower may at any time after January 1, 2002 (or such earlier date  provided  that the Borrower has  delivered to the  Administrative
Agent irrevocable  notice that the 2001 Subordinated  Indenture Notes shall not be issued),  but prior to January 31, 2002, at its sole cost and expense,  request any one or more of the Lenders to increase  (such  decision to increase the RC  Commitment of a Lender to be within the sole and  absolute  discretion  of such  Lender) its RC  Commitment,  or any other  Person  reasonably  satisfactory  to the
Administrative  Agent and the  Issuing  Bank to provide a new RC  Commitment,  by  submitting  an RC  Supplement  duly  executed by the
Borrower and each such Lender or other Person,  as the case may be. If such RC Supplement  is in all respects  reasonably  satisfactory to the Administrative  Agent, the Administrative  Agent shall execute such RC Supplement and deliver a copy thereof to the Borrower and each such Lender or other  Person,  as the case may be. Upon  execution  and  delivery of such RC  Supplement,  (i) in the case of each such Lender,  such Lender's RC Commitment  shall be increased to the amount set forth in such RC  Supplement,  (ii) in the case of each such other  Person,  such other  Person  shall  become a party  hereto and shall for all  purposes  of the Loan  Documents  be deemed a
"Lender"  having an RC Commitment as set forth in such RC Supplement  and (iii) in each case,  the RC Commitment of such Lender or such other Person, as the case may be, shall be as set forth in the applicable RC Supplement; provided, however, that:

                           immediately after giving effect thereto, the aggregate RC Commitments shall not exceed $275,000,000;

                           such increase  shall be in an amount not less than  $5,000,000  or such amount plus an integral  multiple of
$1,000,000;

                           the Borrower shall have delivered to the Administrative  Agent projections,  reasonably  satisfactory to the
Administrative Agent,  demonstrating  pro-forma compliance (after giving effect to such increase) with the terms of the Loan Documents, including but not limited to Sections 6.1, 6.2, 6.3, 6.4 and 6.5, through the Maturity Date;

                           if RC Loans would be outstanding  immediately after giving effect to such increase, then simultaneously with such  increase  (A) each such Lender,  each such other Person and each other Lender shall be deemed to have entered into an  assignment and  assumption  agreement,  in form and substance  substantially  similar to Exhibit J, pursuant to which each such other Lender shall have  assigned  to each such  Lender and each such other  Person a portion of its RC Loans  necessary  to reflect  proportionately  the aggregate RC Commitments as adjusted in accordance with this Section  2.4(d),  and (B) in connection  with such  assignment,  each such
Lender and each such other Person shall pay to the  Administrative  Agent,  for the account of the other Lenders,  such amount as shall be necessary to  appropriately  reflect the assignment to it of RC Loans, and in connection with such assignment each such other Lender may treat the assignment of Eurodollar Loans as a prepayment of such Eurodollar Loans for purposes of Section 2.9;

                           each such other Person shall have delivered to the Administrative  Agent and the Borrower all forms, if any, that are required to be delivered by such other Person pursuant to Section 2.13; and

                           the Administrative  Agent shall have received such certificates,  legal opinions and other items as it shall reasonably request in connection with such increase.

2.5      Prepayments of the Loans.

                  Voluntary Prepayments.  The Borrower may, at its option, prepay the RC Loans, in whole or in part, without premium or penalty,  at any time and from time to time, by notifying the Administrative  Agent at least three Business Days' prior to the proposed prepayment date with respect to Eurodollar  Loans, and at least one Business Day prior to the proposed  prepayment date with respect to
ABR Loans.  Each such notice shall be in writing,  shall specify the Loans to be prepaid (whether  Eurodollar Loans or ABR Loans),  the amount to be prepaid,  and the date of prepayment  and, if the  prepayment is of  $10,000,000  or more,  the Total Leverage Ratio after giving  effect to such  prepayment.  Upon  receipt by the  Administrative  Agent of any such  notice,  the  Administrative  Agent shall promptly  notify each Lender  thereof.  If any such notice of the Borrower is given  pursuant to this Section 2.5, such notice shall be irrevocable  and the payment  amount  specified in such notice shall be due and payable on the date  specified,  together  with accrued interest  to the date of such  payment on the amount  prepaid.  Partial  prepayments  of ABR Loans shall be in an  aggregate  principal amount of $1,000,000 or an integral  multiple of $100,000 in excess thereof and partial  prepayments of Eurodollar Loans shall be in an aggregate  principal  amount of  $2,000,000  or an  integral  multiple  of $250,000 in excess  thereof,  or, if less,  the  outstanding principal balance of such Loans.

                  Mandatory  Prepayments of Loans. The Borrower shall immediately  prepay the RC Loans (i) at any time at which the sum of the aggregate  outstanding  principal  amount of the  outstanding RC Loans and the Letter of Credit  Exposure of all Lenders exceeds the  aggregate RC  Commitments  of all Lenders in an amount equal to the amount of such excess and (ii) in the amounts and at the times required by Section  7.5.  Upon  receipt by any Loan Party of any Net Sale  Proceeds (to the extent  received in cash),  including  the receipt  by the  Parent  or any of its  Subsidiaries  of Net Sale  Proceeds  from the KALC Sale  (provided  that,  notwithstanding  the foregoing,  to the extent that such KALC Sale Net Sale Proceeds  have been  deposited  with (A) the KALC  Exchange  Agent in accordance with the KALC Deposit  Arrangement or (B) the Cleveland  Exchange Agent in connection  with the Cleveland  Transaction,  such Net Sales
Proceeds  shall not be deemed  received in cash until the KALC Exchange  Agent or the  Cleveland  Exchange  Agent,  as the case may be, shall have released such Net Sales Proceeds to the Parent or any of its  Subsidiaries),  the Borrower shall immediately prepay the KALC
RC Loans in an equal amount until the KALC RC Loans are repaid in full.

                  In General.  If any  prepayment is made under this Section 2.5 with respect to any Eurodollar  Loans,  in whole or in part,  prior to the last day of the  applicable  Interest  Period,  the Borrower  agrees to indemnify  the Lenders in  accordance  with
Section 2.9.  After giving effect to any partial  prepayment  with respect to  Eurodollar  Loans which were made (whether as the result of a borrowing or a conversion)  on the same date and which had the same Interest  Period,  the  outstanding  principal  amount of such
Eurodollar  Loans shall not be less than $2,000,000 or an integral  multiple of $250,000 in excess thereof.  The Borrower may designate which Loans (ABR Loans or Eurodollar Loans) are to be prepaid in connection with any prepayment made under this Section 2.5.

2.6      Interest Rate and Payment Dates; Highest Lawful Rate.

                  Prior to Maturity.  Prior to  maturity,  the  outstanding  principal  amount of the Loans shall bear  interest on the unpaid principal amount thereof at the Alternate Base Rate or the Eurodollar Rate, as applicable, plus the Applicable Margin.

                  Default Rate.  After maturity and at all times during the  continuance of any Event of Default under Section  9.1(a),
(b), (h) or (i) or during the continuance  for more than 30 days of any other Event of Default,  the  outstanding  principal  amount of all Loans  hereunder  shall bear  interest,  notwithstanding  the rate which would  otherwise be applicable  pursuant to Section 2.6(a)
above, at a rate of interest per annum equal to 2% above such otherwise applicable rate.

                  Late  Payment  Rate.  Any  payment of  interest on any Note or any  Reimbursement  Obligation  and any payment of any
Commitment  Fee,  Letter of Credit Fee or other fee or payment payable by the Borrower under any Loan Document and not paid on the date when due and payable shall bear interest,  to the extent  permitted by law, at the Alternate  Base Rate plus the Applicable  Margin for
ABR Loans plus 2% per annum from the due date thereof until the date such payment is made.

                  General.  Interest on ABR Loans,  to the extent based on the BNY Rate,  shall be  calculated on the basis of a 365 or
366 day year (as the case may be), and interest on all Eurodollar  Loans and ABR Loans,  to the extent based on the Federal Funds Rate, shall be calculated on the basis of a 360 day year,  in each case for the actual number of days elapsed.  Interest  shall be payable in arrears on each Interest  Payment Date and upon payment (or  prepayment (or required  payment or prepayment) of the Loans,  except that interest  payable  pursuant  to  Sections  2.6(b) and 2.6(c)  shall be payable  on demand.  Any change in the  interest  rate on a Loan resulting  from a change in the  Alternate  Base Rate shall  become  effective  as of the  opening of business on the day on which such change in the  Alternate  Base Rate shall  become  effective.  The  Administrative  Agent  shall,  as soon as  practicable,  notify the
Borrower  and the  Lenders of the  effective  date and the amount of each such  change in the  Alternate  Base Rate,  but failure to so notify  shall not in any manner  affect the  obligation  of the  Borrower to pay  interest on the Loans in the amounts and on the dates required.  Each  determination  of the Alternate Base Rate or Eurodollar  Rate by the  Administrative  Agent pursuant to this Agreement shall be conclusive and binding on the Borrower and the Lenders absent manifest error.

                  Highest  Lawful  Rate.  At no time shall the  interest  rate  payable on the Loans of any Lender,  together  with the
Commitment  Fees,  the  Letter of Credit  Fee and all other  fees and other  amounts  payable  hereunder,  to the  extent  the same are construed to constitute  interest,  exceed the Highest Lawful Rate  applicable to such Lender.  If interest  payable to a Lender on any date would exceed the maximum amount  permitted by the Highest Lawful Rate,  such interest  payment shall  automatically  be reduced to such maximum  permitted amount,  and interest for any subsequent  period, to the extent less than the maximum amount permitted for such period by the Highest Lawful Rate, shall be increased by the unpaid amount of such reduction.  Any interest  actually  received for any period in excess of such  maximum  allowable  amount  for such  period  shall be deemed to have been  applied as a  prepayment  of such
Lender's Loans. The Borrower  acknowledges  that to the extent interest payable on ABR Loans is based on the BNY Rate, such BNY Rate is only one of the bases for  computing  interest on loans made by the  Lenders,  and by basing  interest  payable on ABR Loans on the BNY
Rate,  the Lenders have not committed to charge,  and the Borrower has not in any way bargained  for,  interest based on a lower or the lowest rate at which the Lenders may now or in the future make loans to other borrowers.

2.7      Use of Proceeds.

                  The  proceeds of all Loans  shall be used (i) to finance  acquisitions  permitted  hereunder,  including  transaction expenses in connection therewith,  (ii) to make capital expenditures  permitted hereunder,  (iii) for working capital purposes and (iv)
for general corporate purposes.

                  Letters  of Credit  shall be used to  support  ordinary  course  working  capital  purposes  and to  fulfill  deposit requirements associated with proposed acquisitions permitted by Section 8.3.

                  Notwithstanding  anything to the contrary  contained in any Loan  Document,  the Borrower  agrees that no part of the proceeds of any Loan or Letter of Credit have been or will be used,  directly or  indirectly,  for a purpose  which  violates  any law, rule or regulation of any Governmental  Authority,  including  without  limitation the provisions of Regulations T, U or X of the Board of Governors of the Federal Reserve System, as amended.

2.8      Conversions; Other Matters.

                  The Borrower may elect from time to time to convert Eurodollar Loans to ABR Loans by giving the Administrative  Agent at least two Business Days' prior irrevocable  notice of such election,  specifying the amount to be so converted,  provided,  that any such  conversion  shall only be made on the last day of the Interest Period  applicable  thereto.  In addition,  the Borrower may elect from time to time to  convert  ABR Loans to  Eurodollar  Loans or to convert  Eurodollar  Loans to new  Eurodollar  Loans by giving the
Administrative  Agent at least  three  Business  Days'  prior  irrevocable  notice of such  election,  specifying  the  amount to be so converted and the initial  Interest Period relating  thereto,  provided that any such conversion of ABR Loans to Eurodollar Loans shall only be made on a Business Day and any such conversion of Eurodollar  Loans to new Eurodollar  Loans shall only be made on the last day of the Interest Period  applicable to the Eurodollar Loans which are to be converted to such new Eurodollar  Loans. The  Administrative
Agent shall promptly  provide the Lenders with notice of any such election.  Loans may be converted  pursuant to this Section 2.8(a) in whole or in part,  provided that  conversions of ABR Loans to Eurodollar  Loans, or Eurodollar Loans to new Eurodollar Loans having the same Interest Period, shall be in an aggregate principal amount of $2,000,000 or such amount plus a whole multiple of $250,000.

                  Notwithstanding  anything in this  Agreement to the contrary,  upon the  occurrence  and during the  continuance of a
Default or Event of Default,  the Borrower shall have no right to elect to convert any ABR Loan to a Eurodollar  Loan or to convert any
Eurodollar  Loan to a new  Eurodollar  Loan.  In such  event,  such ABR Loan shall be  automatically  continued  as an ABR Loan or such
Eurodollar Loan shall be  automatically  converted to an ABR Loan on the last day of the Interest Period  applicable to such Eurodollar
Loan. If a Default or an Event of Default shall have occurred and be  continuing,  the  Administrative  Agent shall,  at the request of the Required Lenders,  notify the Borrower (by telephone or otherwise) that all, or such lesser amount as the Administrative  Agent and the Required Lenders shall designate,  of the outstanding  Eurodollar Loans, if any, shall be automatically  converted to ABR Loans, in which event such Eurodollar Loans of each Lender,  at the option of such Lender,  shall be automatically  converted to ABR Loans on the date such notice is given.

                  Each such  conversion  shall be effected by each Lender by applying  the  proceeds of the new ABR Loan or  Eurodollar
Loan,  as the case may be, to the Loan (or portion  thereof)  being  converted  (it being  understood  that such  conversion  shall not constitute a borrowing for purposes of Sections 4 or 5).

                  Notwithstanding any other provision of this Agreement:

                           If the Borrower shall have failed to elect a Eurodollar  Loan under Sections 2.3 or 2.8, as the case may be, in connection  with any borrowing of new Loans or expiration of an Interest  Period with respect to any existing  Eurodollar  Loan, the amount of the Loans subject to such  borrowing or such  existing  Eurodollar  Loan shall  thereafter be an ABR Loan until such time, if any, as the Borrower shall elect a new Eurodollar Loan pursuant to Section 2.8,

                           The Borrower  shall not be permitted to select any Eurodollar  Loan the Interest  Period in respect of which ends later than the Maturity Date,

                           When electing a Eurodollar  Loan, the Borrower shall select an Interest  Period such that, on each date that a mandatory  principal payment is required to be made pursuant to Section 2.5(b) in connection with a RC Commitment  reduction pursuant to Section 2.4(b), the outstanding  principal amount of all Loans which are ABR Loans, when added to the aggregate  principal amount of all Loans  which are  Eurodollar  Loans the  Interest  Period in respect of which  shall end on such  date,  shall  equal or exceed the aggregate principal amount of the Loans required to be paid on such date, and

                           The Borrower  shall not be permitted to have more than eight  Interest  Periods with respect to  outstanding
Eurodollar Loans at any one time.

2.9      Indemnification for Loss.

                  In the event of (a) the payment or prepayment  (voluntary or otherwise) of any principal of any Eurodollar Loan other than on the last day of an Interest Period  applicable  thereto  (including as a result of an Event of Default),  (b) the conversion of any  Eurodollar  Loan other than on the last day of the  Interest  Period  applicable  thereto or (c) the  failure to borrow,  convert, continue or prepay any Eurodollar Loan on the date specified in any notice  delivered  pursuant  hereto,  then, in any such event,  the
Borrower shall  compensate  each Lender for the loss, cost and expense  attributable  to such event. In the case of a Eurodollar  Loan, such loss,  cost or expense to any Lender shall be deemed to include an amount  determined by such Lender to be the excess,  if any, of
(i) the  amount of  interest  that  would  have  accrued  on the  principal  amount of such Loan had such  event not  occurred,  at the
Eurodollar  Rate that would have been  applicable to such Loan,  for the period from the date of such event to the last day of the then current  Interest  Period  therefor (or, in the case of a failure to borrow,  convert or continue,  for the period that would have been the Interest  Period for such Loan),  over (ii) the amount of interest  that would accrue on such  principal  amount for such period at the interest rate that such Lender would bid were it to bid, at the  commencement  of such period,  for dollar deposits of a comparable amount and period from other banks in the  eurodollar  market.  A  certificate  of any Lender  setting forth any amount or amounts that such Lender is  entitled to receive  pursuant to this  Section  shall be  delivered  to the  Borrower  and shall be  conclusive  absent manifest  error.  The  Borrower  shall pay such Lender the amount  shown as due on any such  certificate  within 10 days after  receipt thereof.

2.10     Reimbursement for Costs.

                  The  Borrower  hereby  agrees to  reimburse  each  Lender and the  Issuing  Bank on demand for its  reasonable  costs
(excluding  general  administrative  and overhead  costs) directly  attributable to its compliance with this Agreement  during the term hereof with all applicable  future laws,  executive  orders,  and  regulations  of the  governments of the United States and the United
Kingdom,  and of any  other  applicable  government,  and of any  regulatory  or  administrative  agency  thereof  (including,  without limitation,  the reserve  requirements  established by the Board of Governors of the Federal Reserve System under Regulation D), or any change in existing or future  applicable  laws,  executive  orders and  regulations  and in the  interpretations  thereof which impose, modify or deem  applicable  any  reserve,  asset,  special  deposit or special  assessment  requirements  on  deposits  obtained in the interbank  eurodollar  market,  or which  subject any Lender or the Issuing  Bank to any tax  (documentary,  stamp or  otherwise)  with respect to any Loan  Document or Letter of Credit,  or change the basis of taxation of payments to any Lender or the Issuing  Bank,  of principal,  interest,  fees or other amounts payable under any Loan Document or Letter of Credit (except for any tax, or changes in the rate of tax, on its income or receipts  (including  franchise  taxes on or based upon such  income or  receipts)  imposed by the United
States or any other  jurisdiction).  Each such Lender and the  Issuing  Bank  agrees to provide  the  Borrower  with notice of any law, executive order or regulation,  or change in the interpretation  thereof,  which would require the Borrower to indemnify such Lender or the Issuing  Bank under this Section 2.10  promptly  upon it obtaining  actual  knowledge  thereof and  determining  that it intends to require the  Borrower to  reimburse it pursuant to this  Section  2.10 for any costs  resulting  therefrom.  The cost to each Lender in complying with laws,  executive orders or regulations which impose,  modify or deem applicable any reserve,  asset,  special deposit or special  assessment  requirements on deposits obtained in the market for eurocurrency loans shall be computed by determining the amount by which such  requirements  effectively  increase such Lender's cost of making and maintaining  its Eurodollar  Loans and by computing the  additional  amount  which  would  have been  owing to such  Lender  hereunder  if such  effective  increase  had been added to the
Eurodollar  Rate for  purposes of  determining  the  applicable  Eurodollar  Rate during the period or  applicable  portion  thereof in question.  Each Lender and the Issuing Bank may make multiple requests for compensation under this Section 2.10.

2.11     Illegality of Funding.

                  Notwithstanding  anything  contained  herein to the contrary,  if any law,  regulation,  treaty or directive,  or any change  therein or in the  interpretation  or  application  thereof,  shall make it  unlawful  for any Lender to make or  maintain  any
Eurodollar Loan as contemplated by this Agreement,  (i) the commitment of such Lender to make Eurodollar  Loans or convert ABR Loans to
Eurodollar  Loans, as the case may be, shall forthwith be suspended and (ii) such Lender's then  outstanding  Eurodollar Loans affected thereby,  if any, shall be converted  automatically to ABR Loans on the last day of the then current Interest Period applicable thereto or at such earlier time as may be required.  If the  commitment  of any Lender with respect to Eurodollar  Loans is suspended  pursuant to this  Section  2.11 and such Lender shall  notify the  Administrative  Agent and the  Borrower  that it is once again legal for such
Lender to make or maintain Eurodollar Loans, such Lender's commitment to make or maintain Eurodollar Loans shall be reinstated.

2.12     Option to Fund.

                  Each Lender has indicated that, if the Borrower  requests a Eurodollar  Loan, such Lender may wish to purchase one or more  deposits in order to fund or maintain  its funding of its pro rata share of such Loan  during the  Interest  Period with  respect thereto;  it being  understood  that the  provisions  of this  Agreement  relating to such funding are included only for the purpose of determining  the rate of interest to be paid on such Loan and any amounts owing under  Sections 2.9, 2.10,  2.11 and 2.15.  Each Lender shall be entitled to fund and maintain its funding of all or any part of its  Eurodollar  Loans in any manner it sees fit, but all such determinations  hereunder  shall be made as if each  Lender  had  actually  funded  and  maintained  its  Eurodollar  Loans  during the applicable  Interest Period through the purchase of deposits in an amount equal to its pro rata share of the Eurodollar  Loans having a maturity  corresponding  to such Interest  Period.  Any Lender may fund its pro rata share of the  Eurodollar  Loans from any branch or office of such Lender as such Lender may choose from time to time, subject to Section 2.17.

2.13     Taxes; Net Payments.

                  Any and all  payments  by or on  account  of any  obligation  of any Loan  Party  hereunder  and under any other Loan
Document shall be made free and clear of and without  deduction for any Indemnified  Taxes or Other Taxes,  provided that, if such Loan
Party  shall be  required  to deduct  any  Indemnified  Taxes or Other  Taxes from such  payments,  then (i) the sum  payable  shall be increased as necessary so that,  after making all required  deductions  (including  deductions  applicable to  additional  sums payable under this  Section),  the applicable  Credit Party  receives an amount equal to the sum it would have received had no such  deductions been made,  (ii) such Loan Party  shall make such  deductions  and (iii) such Loan  Party  shall pay the full  amount  deducted  to the relevant Governmental Authority in accordance with applicable law.

                  In addition,  the Loan Parties shall pay any Other Taxes to the relevant  Governmental  Authority in accordance  with applicable law.

                  Each Loan Party shall  indemnify  each Credit Party,  within ten days after  written  demand  therefor,  for the full amount of any  Indemnified  Taxes or Other  Taxes paid by such Credit  Party on or with  respect to any payment by or on account of any obligation  of such Loan  Party  under the Loan  Documents  (including  Indemnified  Taxes or Other  Taxes  imposed or  asserted  on or attributable  to amounts  payable under this Section) and any penalties,  interest and reasonable  expenses  arising  therefrom or with respect  thereto,  whether or not such  Indemnified  Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant
Governmental  Authority.  A certificate as to the amount of such payment or liability  delivered to the Borrower by a Credit Party,  or by the Administrative Agent on its own behalf or on behalf of a Credit Party, shall be conclusive absent manifest error.

                  As soon as  practicable  after any  payment of  Indemnified  Taxes or Other Taxes by the  Borrower to a  Governmental
Authority,  the  Borrower  shall  deliver to the  Administrative  Agent the  original or a certified  copy of a receipt  issued by such
Governmental  Authority  evidencing  such  payment,  a copy of the return  reporting  such  payment or other  evidence of such  payment reasonably satisfactory to the Administrative Agent.

                  Any Foreign  Lender that is  entitled to an  exemption  from or  reduction  of  withholding  tax under the law of the jurisdiction  in which the  relevant  Loan Party is  located,  or any treaty to which such  jurisdiction  is a party,  with  respect to payments  under the Loan  Documents  shall  deliver to the Borrower  (with a copy to the  Administrative  Agent),  at the time or times prescribed by applicable law, such properly completed and executed  documentation  prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

2.14     Capital Adequacy.

                  If the amount of capital  required or  expected  to be  maintained  by any  Lender,  the  Issuing  Bank or any Person
directly or indirectly owning or controlling such Lender or the Issuing Bank (each a “Control Person”), shall be affected by the introduction or phasing in of any law, rule or regulation after the Original Effective Date,

                  any change after the Original  Effective  Date in the  interpretation  of any existing law, rule or regulation by any central bank or United States or foreign Governmental Authority charged with the administration thereof, or compliance by such Lender, the Issuing Bank or such Control Person with any directive,  guideline or request from any central bank or United States or foreign  Governmental  Authority (whether or not having the force of law) promulgated or made
         Original Effective Date,

and such Person shall have determined that such  introduction,  phasing in, change or compliance shall have had or will thereafter have the effect of  reducing  (i) the rate of return on its  capital,  or (ii) the asset  value to such  Lender,  the  Issuing  Bank or such
Control  Person of the Loans made or maintained  by such Lender,  the Letters of Credit issued or maintained by the Issuing Bank or the
Reimbursement  Obligations  or any  participation  therein  owed to the  Issuing  Bank or any  Lender to a level  below that which such
Lender,  the Issuing Bank or such Control Person could have achieved or would thereafter be able to achieve but for such  introduction, phasing in, change or  compliance  (after  taking into account such  Lender's,  the Issuing  Bank's or such Control  Person's  policies regarding  capital),  in either case by an amount  which it deems  material,  then,  within ten days after demand by such Lender or the
Issuing Bank,  the Borrower  shall pay to such Lender,  the Issuing Bank or such Control  Person,  as the case may be, such  additional amount or amounts as shall be sufficient to compensate such Lender,  the Issuing Bank or such Control  Person,  as the case may be, for such reduction on an after-tax basis.

2.15     Substituted Interest Rate.

                  In the event that (i) the  Administrative  Agent shall have determined (which  determination  shall be conclusive and binding upon the Borrower) that by reason of  circumstances  affecting the interbank  eurodollar  market either adequate and reasonable means do not exist for ascertaining  the Eurodollar Rate applicable  pursuant to Section 2.6 or (ii) in the event that any Lender shall have notified the  Administrative  Agent that it has determined (which  determination  shall be conclusive and binding on the Borrower)
that the  applicable  Eurodollar  Rate will not  adequately  and fairly reflect the cost to such Lender of maintaining or funding loans bearing  interest  based on such  Eurodollar  Rate,  with  respect to a proposed  Loan that the  Borrower  has  requested  be made as a
Eurodollar  Loan,  or a Eurodollar  Loan that will result from the requested  conversion  of any Loan into a Eurodollar  Loan (any such
Loan being  herein  called an  “Affected  Loan”),  the  Administrative  Agent shall  promptly  notify the  Borrower and the Lenders (by telephone or otherwise) of such  determination,  confirmed in writing,  on or prior to the requested  Borrowing  Date for such Affected
Loan or the requested  conversion date of such Loan. If the  Administrative  Agent shall give such notice,  (a) any requested  Affected
Loan  shall be made as an ABR Loan,  (b) any Loan  that was to have  been  converted  to an  Affected  Loan  shall be  converted  to or continued  as an ABR Loan and (c) any  outstanding  Affected  Loan shall be  converted,  on the last day of the then  current  Interest
Period with respect  thereto,  to an ABR Loan.  Until any such notice  under clause (i) of this Section 2.15 has been  withdrawn by the
Administrative  Agent (by notice to the Borrower promptly upon the  Administrative  Agent's having  determined that such  circumstances affecting  the  interbank  eurodollar  market no longer  exist and that  adequate and  reasonable  means do exist for  determining  the
Eurodollar  Rate  pursuant to Section 2.6) no further  Eurodollar  Loans shall be made by the Lenders nor shall the  Borrower  have the right to convert any Loans to  Eurodollar  Loans.  Until any such notice under  clause (ii) of this Section 2.15 has been  withdrawn by the Administrative  Agent (by notice to the Borrower promptly upon the Administrative  Agent's having been notified by such Lender that circumstances  no longer render any Loan an Affected  Loan),  no further  Eurodollar  Loans shall be required to be made by such Lender nor shall the Borrower have the right to convert any Loan of such Lender to a Eurodollar Loan of such Lender.

2.16     Transaction Record.

                  The  Administrative  Agent's records regarding the amount of each Loan, each payment by the Borrower of principal and interest on the Loans,  each  Letter of Credit and other  information  relating  to the Loans and  Letters of Credit  shall be presumed correct absent manifest error.

2.17     Certificates of Payment and Reimbursement; Other Provisions Regarding Yield Protection.

                  In connection with any request by a Lender or the Issuing Bank for payment or reimbursement  pursuant to Section 2.9,
2.10,  2.11, 2.14 or 2.15,  such Lender or the Issuing Bank, as the case may be, shall provide the Borrower with a certificate,  signed by an officer,  setting forth a description,  in reasonable  detail,  of any such payment or  reimbursement.  Each  determination  by a
Lender or the  Issuing  Bank of such amount or amounts  owed by the  Borrower to it under any such  Section  shall be presumed  correct absent  manifest  error,  and shall be made without  duplication as to any other amounts owing by the Borrower to it under Section 2.9,
2.10, 2.11, 2.14 or 2.15.

                  In the event that any amount is owed by the Borrower to any Lender pursuant to Section 2.9, 2.10,  2.11, 2.14 or 2.15 and an assignment by such Lender of its rights and a delegation and transfer of its  obligations  hereunder to another office or branch of such Lender would cause such amount to cease to be owed by the  Borrower,  then such Lender  shall make  reasonable  efforts  (which shall not in any event require such Lender to incur a loss or otherwise  suffer any  disadvantage)  to make an assignment of its rights and a delegation and transfer of its  obligations  hereunder to such other office or branch,  so long as such assignment and delegation will not cause other amounts to be owed by the Borrower  under Section 2.9,  2.10,  2.11,  2.14 or 2.15 and so long as the Lender shall be permitted under applicable law to make and maintain Eurodollar Loans after giving effect to such assignment and delegation.
                  The  obligations of the Borrower under Sections 2.9, 2.10,  2.11, 2.14 and 2.15 shall survive any termination of this
Agreement,  the  expiration of the RC  Commitments  and the payment of all  indebtedness  of the Borrower  hereunder and under the Loan
Documents.

2.18     Letter of Credit Sub-Facility.

                  Subject to the terms and  conditions  hereof and the payment by the  Borrower to the Issuing Bank of such fees as the
Borrower  and the Issuing  Bank shall have agreed in  writing,  the Issuing  Bank  agrees,  in reliance on the  agreement  of the other
Lenders set forth in Section 2.19, to issue standby  letters of credit (each a “Letter of Credit” and,  collectively,  the “Letters of
Credit”) during the RC Commitment  Period for the account of the Borrower,  provided that immediately after the issuance of each Letter of Credit (i) the Letter of Credit  Exposure of all Lenders shall not exceed the Letter of Credit  Commitment,  and (ii) the sum of the
aggregate  outstanding RC Loans and the Letter of Credit  Exposure of all Lenders shall not exceed the RC  Commitments.  Each Letter of
Credit shall have an  expiration  date which shall be not later than the earlier to occur of one year from the date of issuance or last extension  thereof  or one  Business  Day prior to the RC  Commitment  Termination  Date.  No  Letter of Credit  shall be issued if the
Administrative  Agent,  or any Lender by notice to the  Administrative  Agent and the Issuing Bank no later than 3:00 P.M. one Business
Day prior to the requested date of issuance of such Letter of Credit,  shall have determined  that the applicable  conditions set forth in Section 5 have not been satisfied.

                  Each Letter of Credit shall be issued for the account of the  Borrower.  The Borrower  shall give the  Administrative
Agent and the  Issuing  Bank a Letter of Credit  Request  for the  issuance  of each  Letter of Credit no later than 1:00 P.M. at least three  Business  Days prior to the  requested  date of issuance.  Such Letter of Credit  Request  shall be  accompanied  by the Issuing
Bank's standard  Application and Agreement for Standby Letter of Credit (each a  “Reimbursement  Agreement”)  executed by the Borrower, and shall specify (i) the  beneficiary of such Letter of Credit and the  obligations of the Borrower in respect of which such Letter of
Credit is to be issued,  (ii) the  Borrower's  proposal  as to the  conditions  under  which a drawing may be made under such Letter of
Credit and the  documentation to be required in respect  thereof,  (iii) the maximum amount to be available under such Letter of Credit and (iv) the requested date of issuance.  Upon receipt of such Letter of Credit  Request from the Borrower,  the  Administrative  Agent shall  promptly  notify each Lender  thereof.  The Issuing Bank shall,  on the proposed date of issuance and subject to the other terms and  conditions  of this  Agreement,  issue the  requested  Letter of Credit.  Each  Letter of Credit  shall be in a minimum  amount of
$1,000,000  (or such lesser amount as is acceptable to the Issuing Bank) and be in form and substance  reasonably  satisfactory  to the
Issuing Bank, with such provisions  with respect to the conditions  under which a drawing may be made thereunder and the  documentation required in respect of such drawing as the Issuing Bank shall  reasonably  require.  Each Letter of Credit shall be used solely for the purposes described therein.

                  Each payment by the Issuing Bank of a draft drawn under a Letter of Credit shall give rise to the  obligation  of the
Borrower to  immediately  reimburse the Issuing Bank for the amount  thereof.  The Issuing Bank shall  promptly  notify the Borrower of such  payment by the  Issuing  Bank of a draft drawn  under a Letter of Credit,  but any  failure to so notify  shall not in any manner affect  the  obligation  of the  Borrower  to make  reimbursement  when  due.  In lieu of such  notice,  if the  Borrower  has not made reimbursement  prior to the end of the Business Day when due, the Borrower  hereby  irrevocably  authorizes  the Issuing Bank to deduct the amount of any such  reimbursement  from any  account(s) of the Borrower  maintained  with the Issuing Bank,  upon which the Issuing
Bank shall  apply the  amount of such  deduction  to such  reimbursement.  If all or any  portion of any  reimbursement  obligation  in respect of a Letter of Credit shall not be paid when due (whether at the stated maturity thereof,  by acceleration or otherwise),  such overdue  amount shall bear  interest,  payable upon demand,  at a rate per annum equal to the Alternate  Base Rate plus the  Applicable
Margin  applicable to ABR Loans plus 2% (calculated in the same manner as ABR Loans),  from the date of such  nonpayment  until paid in full (whether before or after the entry of a judgment thereon).

2.19     Letter of Credit Participation.

                  Each Lender hereby  unconditionally  and  irrevocably,  severally (and not jointly) takes an undivided  participating interest  in the  obligations  of the  Issuing  Bank  under and in  connection  with each  Letter of Credit in an amount  equal to such
Lender's RC Commitment  Percentage  of the amount of such Letter of Credit.  Each Lender shall be liable to the Issuing Bank for its RC
Commitment  Percentage of the  unreimbursed  amount of any draft drawn and honored under each Letter of Credit.  Each Lender shall also be liable for an amount  equal to the  product of its RC  Commitment  Percentage  and any  amounts  paid by the  Borrower  pursuant  to
Sections 2.18 and 2.20 that are subsequently  rescinded or avoided,  or must otherwise be restored or returned.  Such liabilities shall be  unconditional  and without  regard to the  occurrence of any Default or Event of Default or the compliance by the Borrower with any of its obligations under the Loan Documents.

                  The Issuing Bank shall promptly notify the Administrative  Agent, and the Administrative  Agent shall promptly notify each Lender (which notice shall be promptly  confirmed in writing),  of the date and the amount of each draft paid under each Letter of
Credit with respect to which full  reimbursement  payment shall not have been made by the Borrower as provided in Section 2.18(c),  and forthwith upon receipt of such notice,  such Lender shall promptly make  available to the  Administrative  Agent for the account of the
Issuing  Bank its RC  Commitment  Percentage  of the  amount  of such  unreimbursed  draft at the  office of the  Administrative  Agent specified in Section 11.2 in lawful money of the United States and in  immediately  available  funds.  The  Administrative  Agent shall distribute the payments made by each Lender  pursuant to the immediately  preceding  sentence to the Issuing Bank promptly upon receipt thereof in like funds as received.  Each Lender shall  indemnify and hold harmless the  Administrative  Agent and the Issuing Bank from and against any and all losses,  liabilities  (including  liabilities for penalties),  actions,  suits,  judgments,  demands, costs and expenses  (including,  without  limitation,  reasonable  attorneys'  fees and expenses)  resulting from any failure on the part of such
Lender to provide, or from any delay in providing,  the Administrative Agent with such Lender's RC Commitment  Percentage of the amount of any payment made by the Issuing Bank under a Letter of Credit in  accordance  with this  subsection  (b) above (except in respect of losses,  liabilities or other obligations  suffered by the Administrative Agent or the Issuing Bank, as the case may be, resulting from the gross  negligence  or willful  misconduct  of the  Administrative  Agent or the Issuing Bank, as the case may be). If a Lender does not make available to the  Administrative  Agent when due such Lender's RC Commitment  Percentage of any  unreimbursed  payment made by the Issuing Bank under a Letter of Credit,  such Lender shall be required to pay interest to the  Administrative  Agent for the account of the Issuing Bank on such  Lender's RC  Commitment  Percentage  of such payment at a rate of interest per annum equal to (i) from the date such Lender should have made such amount  available  until the third day  therefrom,  the Federal Funds  Effective  Rate, and (ii)
thereafter,  the Federal Funds Effective Rate plus 2%, in each case payable upon demand by the Issuing Bank. The  Administrative  Agent shall distribute such interest payments to the Issuing Bank upon receipt thereof in like funds as received.

                  Whenever the  Administrative  Agent is  reimbursed  by the  Borrower,  for the account of the Issuing  Bank,  for any payment  under a Letter of Credit and such payment  relates to an amount  previously  paid by a Lender in respect of its RC  Commitment
Percentage of the amount of such payment under such Letter of Credit,  the  Administrative  Agent (or the Issuing Bank, if such payment by a Lender was paid by the Administrative Agent to the Issuing Bank) will promptly pay over such payment to such Lender.

2.20     Absolute Obligation with respect to Letter of Credit Payments.

                  The  Borrower's  obligation  to reimburse  the Issuing  Bank for each  payment  under or in respect of each Letter of
Credit shall be absolute and unconditional  under any and all circumstances and irrespective of any setoff,  counterclaim or defense to payment  which the  Borrower may have or have had against the  beneficiary  of such Letter of Credit,  the  Administrative  Agent,  the
Issuing  Bank,  any Lender or any other  Person,  including,  without  limitation,  any defense  based on the failure of any drawing to conform to the terms of such Letter of Credit,  any drawing  document  proving to be forged,  fraudulent  or invalid,  or the legality, validity,  regularity or enforceability of such Letter of Credit,  provided,  however,  that, with respect to any Letter of Credit, the foregoing  shall not relieve the Issuing Bank of any  liability it may have to the  Borrower  for any actual  damages  sustained by the
Borrower  arising from a wrongful  payment (or failure to pay) under such Letter of Credit made as a result of the Issuing Bank's gross negligence or willful misconduct.

3.       FEES; PAYMENTS

3.1      Fees.

                  The Borrower agrees to pay to the  Administrative  Agent for the account of each Lender a fee (the “Commitment  Fee”)
during the RC  Commitment  Period,  payable  quarterly in arrears on the last day of each March,  June,  September and December of each year,  commencing on the first such date  following the Original  Effective  Date,  and on the RC Commitment  Termination  Date, on the
average daily excess of (i) the RC Commitment of such Lender,  over (ii) the aggregate  outstanding  principal  balance of the RC Loans of such  Lender plus its Letter of Credit  Exposure,  at a rate per annum  equal to (a) at all times when the Total  Leverage  Ratio is greater than or equal to 4.50:1.00,  0.500% (or 0.625% if Total  Facility  Usage is less than 0.50) and (b) at all times when the Total
Leverage  Ratio is less than  4.50:1.00,  0.375% (or 0.500% if Total  Facility  Usage is less than 0.50).  The  Commitment Fee shall be computed on the basis of a 360-day year for the actual number of days elapsed.

                  Solely for purposes of  calculating  the  Commitment  Fee,  changes in the Total  Leverage  Ratio,  as evidenced by a
Compliance  Certificate  delivered to the  Administrative  Agent pursuant to Section  7.1(d),  a Borrowing  Request or Letter of Credit
Request delivered to the Administrative  Agent pursuant to Section 5.2(c) or a notice of prepayment  pursuant to Section 2.5(a) (in the case of a  Borrowing  Request,  Letter of Credit  Request  and  notice of  prepayment  resulting  in a net  increase  or  decrease,  as applicable,  in the aggregate  outstanding RC Loans and Letter of Credit  Exposure of all Lenders on any Business Day of $10,000,000 or
more) in each case evidencing such a change,  shall become effective upon (i) in the case of the delivery of a Compliance  Certificate, the first Business Day following the delivery of (x) such Compliance  Certificate and (y) the applicable  financial statements required to be delivered  pursuant to Section  7.1(a) or (c), as the case may be, and (ii) in the case of the  delivery of a Borrowing  Request,
Letter of Credit Request or notice of prepayment,  the Borrowing Date or the prepayment date, as the case may be,  applicable  thereto.
Solely for purposes of calculating  the Commitment Fee, if the Borrower shall fail to deliver a Compliance  Certificate  within 60 days after the end of each of the first three fiscal quarters,  or within 105 days after the end of the last fiscal quarter,  of each fiscal year (each a “certificate  delivery date”),  the Total Leverage Ratio from and including such certificate  delivery date to the date of delivery by the Borrower to the Administrative Agent of such Compliance  Certificate shall be conclusively  presumed to be greater than
4.50:1.00.

                  The Borrower agrees to pay to the  Administrative  Agent for the account of each Lender a fee (the “Letter of Credit
Fee”)  with  respect  to the  Letters  of Credit  during the period  commencing  on the  Original  Effective  Date and ending on the RC
Commitment  Termination  Date or, if later,  the date when the Letter of Credit  Exposure of all Lenders is $0,  payable  quarterly  in arrears on the last day of each March,  June,  September  and December of each year,  commencing  on the first such date  following the
Original  Effective  Date, on the RC Commitment  Termination  Date and on the last date of such period,  on such Lender's RC Commitment
Percentage of the average  daily  aggregate  amount which may be drawn under the Letters of Credit  during such period  (whether or not the  conditions for drawing  thereunder  have or may be satisfied)  multiplied by a rate per annum equal to the  Applicable  Margin for
Eurodollar  Loans during such period.  The Letter of Credit Fee shall be computed on the basis of a 360-day year for the actual  number of days elapsed.

3.2      Pro Rata Treatment and Application of Payments.

                  All payments (including  prepayments) made by the Borrower to the Administrative  Agent on account of principal of or interest  on the RC Loans  shall be made pro rata  according  to the  outstanding  principal  amount of each  Lender's  RC  Loans.  All payments by the Borrower shall be made without  set-off or  counterclaim  and shall be made prior to 1:00 P.M. on the date such payment is due, to the Administrative  Agent for the account of the Lenders,  at the  Administrative  Agent's office specified in Section 11.2, in each case in lawful money of the United States of America and in immediately  available funds,  and, as between the Borrower and the
Lenders,  any payment by the Borrower to the  Administrative  Agent for the account of the Lenders shall be deemed to be payment by the
Borrower to the  Lenders.  The failure of the  Borrower to make any such  payment by 1:00 P.M. on such due date shall not  constitute a
Default or Event of Default  hereunder,  provided  that such  payment is made on such due date,  but any such  payment  received by the
Administrative  Agent on any Business Day after 1:00 P.M. shall be deemed to have been received on the immediately  succeeding Business
Day for the purpose of calculating any interest  payable in respect  thereof.  The  Administrative  Agent agrees promptly to notify the
Borrower if it shall receive any such payment after 1:00 P.M. on the due date hereof,  provided that the failure of the  Administrative
Agent to give such prompt  notice  shall in no way affect the  Borrower's  obligation  to make any payment  hereunder  on the date such payment is due.  The  Administrative  Agent  shall  distribute  such  payments to the Lenders  promptly  upon  receipt in like funds as received.  Unless otherwise set forth in the definition of “Interest  Period”,  if any payment hereunder or on any Note becomes due and payable on a day other than a Business  Day, the  maturity  thereof  shall be extended to the next  succeeding  Business Day and,  with respect to payments of principal, interest thereon shall be payable at the then applicable rate or rates during such extension.

4.       REPRESENTATIONS AND WARRANTIES

         In order to induce the  Administrative  Agent,  the  Issuing  Bank and the  Lenders to enter into this  Agreement  and to make
Loans, and in order to induce the Issuing Bank to issue Letters of Credit and the Lenders to participate  therein,  the Borrower hereby makes the following representations and warranties to the Administrative Agent, the Issuing Bank and to each Lender:

4.1      Subsidiaries.

                  As of the Fourth  Restatement  Date, the Parent has only the Subsidiaries  set forth in Schedule 4.1 [UPDATE],  which
Schedule sets forth the name,  jurisdiction of  incorporation  or organization and  capitalization  of each such Subsidiary.  As of the
Fourth  Restatement  Date,  the Parent  has no  Unrestricted  Parent  Subsidiaries.  Each  Subsidiary  of the Parent is a  wholly-owned
Subsidiary  of the  Parent.  Except as set forth in  Schedule  4.1,  the  shares of each  corporate  Subsidiary  of the Parent are duly authorized,  validly  issued,  fully paid and  nonassessable.  The shares of each  Subsidiary of the Parent are owned free and clear of any Liens,  except (i) Liens in favor of the  Administrative  Agent and the  Lenders  pursuant  to the  Collateral  Documents  and (ii)
Permitted Liens.

4.2      Corporate Existence and Power.

                  Each Loan Party is duly organized,  validly  existing and in good standing under the laws of the  jurisdiction of its incorporation  or  organization,  has all requisite  corporate  power and authority to own its Property and to carry on its business as now  conducted,  and,  except as provided in Schedule 4.2 [UPDATE] (none of which  exceptions  individually  or in the aggregate  could reasonably be expected to have a Material  Adverse Effect),  is in good standing and authorized to do business in each  jurisdiction in which the failure to be so authorized  could reasonably be expected to have a Material  Adverse Effect.  Schedule 4.2 sets forth,  with respect to each Loan Party not in good  standing,  the  jurisdiction  in which such Loan Party is not in good  standing  and the reason therefor.

4.3      Authority.

                  Each Loan Party has full power and  authority  to enter  into,  execute,  deliver and carry out the terms of the Loan
Documents to which it is a party and to incur the  obligations  provided for therein,  and the Borrower has full power and authority to make the  borrowings  contemplated  hereby and to execute,  deliver  and carry out the terms of the Notes,  all of which have been duly authorized by all proper and necessary  action and are in full compliance with its  certificate of  incorporation  and by-laws or other organizational documents.

4.4      Governmental Authority Approvals.

                  No consent,  authorizations or approval of, filing with, notice to, or exemption by,  stockholders,  any Governmental
Authority or any other Person  (except for those which have been obtained,  made or given) is required to authorize,  or is required in connection  with the  execution,  delivery  and  performance  by any Loan  Party of the Loan  Documents  to which it is a party,  or is required as a condition to the validity or,  except as expressly  set forth in the  Collateral  Documents  with respect to the FCC, the enforceability  of the Loan  Documents  to which it is a party.  Except as set forth in the  preceding  sentence,  no  provision of any applicable statute,  law (including,  without limitation,  any applicable usury or similar law), rule or regulation of any Governmental
Authority  will prevent the  execution,  delivery or performance by any Loan Party of, or affect the validity of, the Loan Documents to which it is a party.

4.5      Binding Agreement.

                  The Loan Documents  constitute the valid and legally  binding  obligations of each Loan Party to which it is a party, enforceable  in  accordance  with their  respective  terms,  except as such  enforceability  may be limited by  applicable  bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally.

4.6      Litigation.

(a)      Except as set forth in Schedule 4.6 [UPDATE],  there are no actions, suits,  arbitration proceedings or claims (whether or not purportedly  on  behalf  of any Loan  Party or  Unrestricted  Parent  Subsidiary)  pending  or, to the  knowledge  of each Loan  Party, threatened  against  any Loan  Party or  Unrestricted  Parent  Subsidiary,  or  maintained  by any Loan  Party or  Unrestricted  Parent
Subsidiary,  at law or in equity,  before any  Governmental  Authority  which could  reasonably be expected to have a Material  Adverse
Effect.  There are no  proceedings  pending  or, to the  knowledge  of any Loan Party or  Unrestricted  Parent  Subsidiary,  threatened against any Loan Party or Unrestricted  Parent  Subsidiary which call into question the validity or  enforceability  of any of the Loan
Documents.

(b)      Since the Fourth  Restatement  Date,  there has been no change in the status of the matters  disclosed  on Schedule  4.6 that, individually or in the aggregate, has resulted in, or materially increased the likelihood of, a Material Adverse Effect.

4.7      No Conflicting Agreements.

                  Except as set forth in Schedule 4.7 [UPDATE],  no Loan Party or  Unrestricted  Parent  Subsidiary is in default under any mortgage, indenture,  contract,  agreement,  judgment, decree or order to which it is a party or by which it or any of its Property is bound,  which  defaults,  taken as a whole,  could  reasonably be expected to have a Material  Adverse  Effect.  Except for any Lien created by any Loan  Document,  the  execution,  delivery or carrying  out of the terms of the Loan  Documents  will not  constitute  a default  under,  conflict  with,  require any consent under (other than consents which have been obtained) or result in the creation or imposition  of, or  obligation  to create,  any Lien upon the  Property of any Loan Party  pursuant to the terms of any such  mortgage, indenture,  contract, agreement,  judgment, decree or order, which defaults, conflicts and consents, if not obtained, taken as a whole, could reasonably be expected to have a Material Adverse Effect.

4.8      Taxes.

                  Except  as set forth in  Schedule  4.8  [UPDATE],  each  Loan  Party has filed or caused to be filed all tax  returns required to be filed and has paid,  or has made  adequate  provision  for the payment of, all Taxes shown to be due and payable on said returns or in any  assessments  made  against it which  would be material to any Loan  Party,  and no tax Liens  (other than  Permitted
Liens) have been filed.  Except as set forth in Schedule  4.8, the  charges,  accruals and reserves on the books of each Loan Party and
Unrestricted  Parent  Subsidiary  with respect to all  federal,  state,  local and other Taxes are, to the best  knowledge of each Loan
Party,  adequate,  and each Loan Party knows of no unpaid  assessment  which is due and payable  against any Loan Party or Unrestricted
Parent  Subsidiary or any claims being  asserted  which could  reasonably be expected to have a Material  Adverse  Effect,  except such thereof as are being  contested in good faith and by appropriate  proceedings  diligently  conducted,  and for which adequate  reserves have been set aside in accordance with GAAP.

4.9      Compliance with Applicable Laws.

                  No Loan Party or Unrestricted Parent Subsidiary is in default with respect to any judgment,  order, writ, injunction, decree or decision of any Governmental  Authority which default could  reasonably be expected to have a Material  Adverse Effect.  Each
Loan Party and  Unrestricted  Parent  Subsidiary is complying in all material  respects with all applicable  statutes and  regulations, including ERISA, of all Governmental Authorities, a violation of which could reasonably be expected to have a Material Adverse Effect.

4.10     Governmental Regulations.

                  No Loan Party or  Unrestricted  Parent  Subsidiary is subject to regulation  under the Public Utility Holding Company
Act of 1935, the Federal Power Act or the Investment  Company Act of 1940, or is subject to any statute or regulation  which  prohibits or restricts the incurrence of Indebtedness under the Loan Documents,  including, without limitation,  statutes or regulations relative to common or contract  carriers or to the sale of  electricity,  gas,  steam,  water,  telephone,  telegraph  or other  public  utility services.

4.11     Property; Broadcasting Business.

                  Each Loan Party has good and, except with respect to FCC licenses which cannot be transferred  without the consent of the  applicable  Governmental  Authority,  marketable  title to all of its  Property,  title to which is material to the Parent and its
Subsidiaries taken as a whole,  subject to no Liens, except Liens in favor of the Administrative  Agent and the Lenders pursuant to the
Collateral Documents and Permitted Liens.

                  Each Loan Party is the  registered  holders of all  licenses  duly  issued by the FCC in respect of all  Broadcasting
Stations owned and operated by it. Such licenses  constitute all of the authorizations by the FCC or any other  Governmental  Authority necessary for the operation of the business of each Loan Party  substantially  in the manner  presently being conducted by it, and such licenses are validly  issued and in full force and effect,  unimpaired by any act or omission by any Loan Party.  To the best knowledge of each Loan Party,  except as set forth in Schedule 4.11(b)  [UPDATE],  no Loan Party or Unrestricted  Parent Subsidiary is a party to any  investigation,  notice of violation,  order or complaint  issued by or before the FCC which could reasonably be expected to have a
Material  Adverse  Effect.  Except for such  proceedings  that affect the radio  broadcasting  industry  generally  and as set forth in
Schedule  4.11(b),  there are no proceedings by or before the FCC, which could in any manner  materially  threaten or adversely  affect the  validity  of  any of  such  licenses.  No  Loan  Party  or  Unrestricted  Parent  Subsidiary  has  knowledge  of a  threat  of any investigation,  notice of  violation,  order,  complaint  or  proceeding  before the FCC which could  reasonably  be expected to have a
Material Adverse Effect or has any reason to believe that any of such licenses will not be renewed in the ordinary course.

                  Schedule  4.11(c) [UPDATE] sets forth the address of each real property that is owned or leased by each Loan Party as of the Fourth  Restatement Date after giving effect to the  Transactions and specifies each thereof,  the fair market value of which is greater than or equal to $2,000,000.

4.12     Federal Reserve Regulations; Use of Proceeds.

                  No Loan Party or Unrestricted Parent Subsidiary is engaged  principally,  or as one of its important  activities,  in the business of extending  credit for the purpose of purchasing  or carrying any Margin Stock.  No part of the proceeds of the Loans or
Letters of Credit will be used,  directly or indirectly,  for a purpose which violates any law, rule or regulation of any  Governmental
Authority,  including  without  limitation the  provisions of  Regulations  T, U or X of the Board of Governors of the Federal  Reserve
System, as amended.

4.13     No Misrepresentation.

                  No representation or warranty  contained herein and no certificate or report furnished or to be furnished by any Loan
Party in connection with the  transactions  contemplated  hereby,  contains or will contain a misstatement of material fact, or, to the best  knowledge of each Loan Party,  omits or will omit to state a material fact required to be stated in order to make the  statements herein or therein contained not misleading in the light of the circumstances under which made.

4.14     Plans.

                  Each Loan Party has only the Plans  listed in Schedule  4.14  [UPDATE].  Each Single  Employer  Plan and, to the best knowledge of each Loan Party,  each  Multiemployer  Plan is in compliance in all material  respects with the  applicable  provisions of
ERISA and the Code,  and each Loan Party and  Unrestricted  Parent  Subsidiary  has filed all reports  required to be filed by it under
ERISA  and the Code  with  respect  to each such  Plan.  Each  Loan  Party and  Unrestricted  Parent  Subsidiary  has met all  material requirements  imposed  by ERISA and the Code with  respect  to the  funding  of all Plans,  including  Multiemployer  Plans.  Since the effective  date of ERISA,  there have not been,  nor are there now  existing,  any events or  conditions  which would permit any Single
Employer Plan or, to the best knowledge of each Loan Party,  Multiemployer Plan to be terminated under  circumstances which would cause the Lien  provided  under  Section 4068 of ERISA to attach to the Property of any Loan Party.  Since the  effective  date of ERISA,  no
Reportable  Event which may constitute  grounds for the  termination of any Single Employer Plan or, to the best knowledge of each Loan
Party,  Multiemployer  Plan under Title IV of ERISA has occurred and no Single Employer Plan or Multiemployer  Plan has been terminated in whole or in part.

4.15     FCC Matters.

                  Each Loan Party and  Unrestricted  Parent  Subsidiary (i) has duly and timely filed all filings which are required to be filed by it under the  Communications  Act and the rules and  regulations of the FCC, the failure to file of which could  reasonably be expected to have a Material  Adverse  Effect,  and (ii) is in all respects in compliance  with the  Communications  Act,  including, without  limitation,  the rules and  regulations of the FCC relating to the  transmission  of radio  signals,  the failure to comply of which could reasonably be expected to have a Material Adverse Effect.

4.16     Burdensome Obligations.

                  No Loan Party or Unrestricted  Parent Subsidiary is a party to or bound by any franchise,  agreement,  deed, lease or other  instrument,  or subject to any corporate  restriction  which, in the opinion of the management of each Loan Party, is so unusual or burdensome,  in the context of its business,  as in the foreseeable  future could  reasonably be expected to have a Material Adverse
Effect.  Each Loan Party does not  presently  anticipate  that future  expenditures  needed to meet the  provisions of federal or state statutes, orders, rules or regulations will be so burdensome as to have a Material Adverse Effect.

4.17     Financial Statements.

                  The Parent has  heretofore  furnished  to the Credit  Parties  the  Parent's  (i) Form 10-K for the fiscal year ended
December 31, 2000 containing (x) the annual audited  Consolidated  Balance Sheets of the Parent and its Subsidiaries as of December 31,
2000, together with the related Consolidated  Statements of Operations,  Shareholders' Equity and Cash Flows for the period then ended, reported on by the Accountants,  and (y) the unaudited  Consolidating  Balance Sheets of the Parent and its Subsidiaries as of December
31, 2000, together with the related Consolidating  Statements of Operations,  and (ii) Form 10-Q for the fiscal quarter ended March 31,
2001 containing (x) the unaudited  Consolidated  Balance Sheets of the Parent and its Subsidiaries as of March 31, 2001,  together with the related  Consolidated  Statements of Operations  for the periods then ended and (y) the unaudited  Consolidating  Balance Sheets of the Parent and its  Subsidiaries  as of March 31,  2001,  together  with the  related  Consolidating  Statements  of  Operations,  each certified  by its chief  financial  officer.  The  foregoing  financial  statements  fairly  present,  in all  material  respects,  the
Consolidated  and  Consolidating  financial  condition and results in the operations of the Parent and its Subsidiaries as of the dates and for the periods  indicated  therein and have been prepared in conformity with GAAP and are consistent with the books and records of the Parent (which books and records are correct and complete),  subject to year-end audit  adjustments  and the absence of footnotes in the case of the statements referred to in clause (ii) above.

                  Except as reflected in such  financial  statements  or in the  footnotes  thereto,  neither the Parent nor any of its
Subsidiaries  has any  obligation or liability of any kind (whether  fixed,  accrued,  contingent,  unmatured or otherwise)  which,  in accordance  with GAAP,  should have been shown on such financial  statements  and was not.  Since December 31, 2000,  there has been no
Material Adverse Change.

4.18     Environmental Matters.

                  Except as set forth in Schedule 4.18  [UPDATE],  no Loan Party or  Unrestricted  Parent  Subsidiary  (i) has received written notice or otherwise learned of any claim, demand, action, event,  condition,  report or investigation  indicating or concerning any potential or actual  liability  which  individually  or in the aggregate  could  reasonably be expected to have a Material  Adverse
Effect arising in connection with (x) any  noncompliance  with or violation of the  requirements of any  Environmental  Law, or (y) the release or threatened  release of any toxic or hazardous  waste,  substance or constituent,  or other  substance into the  environment,
(ii) to the best  knowledge of each Loan Party,  has any  threatened or actual  liability in connection  with the release or threatened release of any toxic or hazardous waste,  substance or constituent,  or other substance into the environment  which  individually or in the  aggregate  could  reasonably  be expected to have a Material  Adverse  Effect,  (iii) has received  notice of any federal or state investigation  evaluating  whether  any  remedial  action is needed to  respond  to a release  or  threatened  release  of any toxic or hazardous  waste,  substance or constituent or other substance into the  environment  for which any Loan Party or  Unrestricted  Parent
Subsidiary is or may be liable which  individually or in the aggregate could  reasonably be expected to have a Material Adverse Effect, or (iv) has  received  notice  that any Loan  Party or  Unrestricted  Parent  Subsidiary  is or may be liable to any  Person  under any
Environmental  Law which  individually or in the aggregate could  reasonably be expected to have a Material  Adverse Effect.  Each Loan
Party and Unrestricted  Parent Subsidiary is in compliance in all material respects with the financial  responsibility  requirements of all Environmental  Laws to the extent  applicable,  including,  without  limitation,  those contained in 40 C.F.R.,  parts 264 and 265, subpart H, and any analogous state law.

                  Since the Fourth  Restatement  Date, there has been no change in the status of the matters disclosed on Schedule 4.18 that, individually or in the aggregate, has resulted in, or materially increased the likelihood of, a Material Adverse Effect.

4.19     Chief Executive Office.

                  As of the Fourth  Restatement  Date,  the chief place of business  and chief  executive  office of the Parent and the
Borrower is located at 4880 Santa Rosa Road, Suite 300, Camarillo, California 93012.

5.       CONDITIONS OF EFFECTIVENESS AND LENDING

5.1      Effectiveness.

                  The effectiveness of this Agreement is subject to the prior or simultaneous  fulfillment of the following  conditions precedent:

                  Evidence of Corporate or Other Action. The Administrative  Agent shall have received a certificate,  dated the Fourth
Restatement  Date,  of the  Secretary  or an  Assistant  Secretary  of each Loan Party (i)  attaching a true and  complete  copy of the resolutions of its Board of Directors or other authorizing  documents and of all documents  evidencing all necessary corporate or other action (in form and substance  reasonably  satisfactory to the  Administrative  Agent) taken by it to authorize the Fourth  Restatement
Transaction  Documents to which it is a party and the  transactions  contemplated  thereby,  (ii) attaching a true and complete copy of its certificate of incorporation and by-laws or other organizational  documents,  and (iii) setting forth the incumbency of its officer or officers who may sign such Fourth  Restatement  Transaction  Documents,  including  therein a signature  specimen of such officer or officers.

                  Fourth Restatement Transaction Documents. The Administrative Agent shall have received each of the following:

                           counterparts of this Agreement duly executed by the Borrower and the Required Lenders;

                           the First  Amended and  Restated  Parent  Security  Agreement,  duly  executed on behalf of the Parent by an
Authorized Signatory thereof; and

                           the Second Amended and Restated Parent  Guaranty,  duly executed on behalf of the Parent and the Borrower by an Authorized Signatory thereof.

                  Subordinated  Indenture Offering Memorandum.  The Administrative Agent shall have received a true and correct copy of the latest draft of the 2001 Subordinated Indenture Offering Memorandum.

                  Amendment Fee. The  Administrative  Agent shall have received for the account of each Lender executing and delivering
(without  condition) this Agreement to the  Administrative  Agent before 1:00 p.m. (New York City time) on June 15, 2001, the amendment fee previously agreed to between the Borrower and the Administrative Agent.

                  Opinion of Counsel to the Parent and its  Subsidiaries.  The  Administrative  Agent shall have received an opinion of the General Counsel of the Parent and its Subsidiaries,  addressed to the  Administrative  Agent and the other Credit Parties and dated the Fourth  Restatement  Date, in form and substance  satisfactory to the  Administrative  Agent. It is understood that such opinion is being  delivered to the  Administrative  Agent and the other Credit Parties upon the direction of the Parent and the other Loan Parties and that the Administrative Agent and the other Credit Parties may and will rely upon such opinion.

                  No Default or Event of Default.  The  Administrative  Agent shall have received a  certificate  of the Parent and the
Borrower,  signed by an Authorized  Signatory  thereof,  certifying that on the Fourth  Restatement  Date, both immediately  before and after giving effect to this  Agreement,  (i) no Default or Event of Default  shall exist and (ii) all  representations  and  warranties contained  in the Loan  Documents,  as  amended by the  Fourth  Restatement  Transaction  Documents,  shall be true and  correct in all respects with the same effect as though such representations and warranties had been made on the Fourth Restatement Date.

                  Other Documents.  The Administrative Agent shall have received such other documents as the Administrative Agent shall reasonably require in connection with the effectiveness of this Agreement.

5.2      All Loans and Letters of Credit.

                  The  obligation of the Lenders to make any Loan on a Borrowing  Date, and the obligation of the Issuing Bank to issue a Letter of Credit on a Borrowing  Date, is subject to the  satisfaction of the following  conditions  precedent as of the date of such
Loan or Letter of Credit:

                  Compliance.  On each  Borrowing  Date and after  giving  effect to the Loans or Letter of Credit to be made or issued thereon,  (i) the Loan Parties  shall be in compliance  with all of the terms,  covenants and  conditions of the Loan  Documents,  (ii)
there shall exist no Default or Event of Default,  (iii) the  representations  and warranties  contained in the Loan Documents shall be true and correct with the same effect as though such  representations  and warranties had been made on such Borrowing  Date,  except as the context  otherwise  requires,  except as otherwise  permitted or contemplated by this Agreement,  and except such matters  relating thereto as are  indicated  in each  Borrowing  Request  which shall be  reasonably  satisfactory  to the  Administrative  Agent and the
Required  Lenders,  and (iv) there shall have  occurred no Material  Adverse  Change since  December 31,  2000.  Each  borrowing by the
Borrower and each issuance of a Letter of Credit shall  constitute a certification  by the Borrower as of the date of such borrowing or issuance that each of the foregoing matters is true and correct in all respects.

                  Loan  Closings.  All  documents  required by the  provisions  of this  Agreement  to be executed or  delivered to the
Administrative  Agent on or before the  applicable  Borrowing Date shall have been executed and shall have been delivered at the office of the Administrative Agent set forth in Section 11.2 on or before such Borrowing Date.

                  Borrowing Request or Letter of Credit Request.  The Administrative Agent shall have received a Borrowing Request or a
Letter of Credit Request, as applicable, duly executed by an Authorized Signatory of the Borrower.

                  Reimbursement  Agreement.  In connection  with any Letter of Credit  Request,  the Issuing Bank shall have received a
Reimbursement Agreement duly executed by an Authorized Signatory of the Borrower.

                  Approval  of  Counsel.  All legal  matters in  connection  with the making of each Loan or issuance of such Letter of
Credit shall be reasonably satisfactory to Special Counsel.

                  Other Documents.  The Administrative Agent shall have received such other documents as the Administrative Agent shall reasonably request.

6.       FINANCIAL COVENANTS

         The Borrower  covenants and agrees that until all  obligations  of the Borrower  under the Notes and the other Loan  Documents have been paid in full and all RC Commitments of the Lenders have been terminated and no obligations of the  Administrative  Agent, the
Issuing Bank or any of the Lenders exist under any of the Loan Documents:

6.1      Total Leverage Ratio.

                  (a)      Prior to the 2001  Subordinated  Indenture  Issuance  Date,  the Parent shall  maintain at all times a Total
Leverage Ratio not greater than the applicable ratio set forth below opposite the applicable period set forth below:

====================================================================== ====================
                               Period                                         Ratio
---------------------------------------------------------------------- --------------------
Second Restatement Date through December 30, 2000                           6.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2000 through December 30, 2001                                 6.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2001 through December 30, 2002                                 6.00:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2002 through December 30, 2003                                 5.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2003 through December 30, 2004                                 5.00:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2004 through December 30, 2005                                 4.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2005 and thereafter                                            4.00:1.00
====================================================================== ====================

                  (b)      On and after the 2001 Subordinated  Indenture  Issuance Date, the Parent shall maintain at all times a Total
Leverage Ratio not greater than the applicable ratio set forth below opposite the applicable period set forth below:

====================================================================== ====================
                               Period                                         Ratio
---------------------------------------------------------------------- --------------------
2001 Subordinated Indenture Issuance Date through December 30, 2002         6.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2002 through December 30, 2003                                 6.25:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2003 through December 30, 2004                                 5.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2004 through December 30, 2005                                 5.25:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2005 through December 30, 2006                                 4.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2006 and thereafter                                            4.25:1.00
====================================================================== ====================

6.2      Consolidated Annual Operating Cash Flow to Pro-Forma Debt Service.

                  The Parent shall maintain as at the end of each fiscal quarter a ratio of Consolidated  Annual Operating Cash Flow to
Pro-Forma Debt Service not less than 1.10:1.00.

6.3      Consolidated Annual Operating Cash Flow to Interest Expense.

                  (a)      Prior to the 2001  Subordinated  Indenture  Issuance  Date,  the Parent shall maintain as at the end of each fiscal quarter during the applicable  periods set forth below a ratio of Consolidated  Annual  Operating Cash Flow to Interest  Expense
not less than the ratio set forth below opposite the applicable period set forth below:

====================================================================== ====================
                               Period                                         Ratio
---------------------------------------------------------------------- --------------------
Second Restatement Date through December 31, 2000                           1.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
January 1, 2001 through September 30, 2001                                  1.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
October 1, 2001 through March 30, 2002                                      1.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
March 31, 2002 through March 30, 2003                                       2.25:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
March 31, 2003 through March 30, 2004                                       2.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
March 31, 2004 and thereafter                                               2.50:1.00
====================================================================== ====================

provided that if the Borrower shall make an acquisition  pursuant to Section  8.3(d)(i)(A)(x) or 8.3(d)(i)(B)(x) at any time during the period from January 1, 2001 through  September 30, 2001,  the required  ratio of  Consolidated  Annual  Operating Cash Flow to Interest
Expense for the balance of such period shall automatically increase to 1.75:1.00.

                  (b)      On and after the 2001 Subordinated  Indenture Issuance Date, the Parent shall maintain as at the end of each fiscal quarter during the applicable  periods set forth below a ratio of Consolidated  Annual  Operating Cash Flow to Interest  Expense
not less than the ratio set forth below opposite the applicable period set forth below:

====================================================================== ====================
                               Period                                         Ratio
---------------------------------------------------------------------- --------------------
2001 Subordinated Indenture Issuance Date through December 31, 2001         1.40:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
January 1, 2002 through June 30, 2002                                       1.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
July 1, 2002 through December 31, 2002                                      1.60:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
January 1, 2003 through June 30, 2003                                       1.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
July 1, 2003 through December 31, 2003                                      2.00:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
January 1, 2004 through December 31, 2004                                   2.25:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
January 1, 2005 and thereafter                                              2.50:1.00
====================================================================== ====================

6.4      Consolidated Annual Operating Cash Flow to Fixed Charges.

                  Commencing  with the fiscal quarter ending  December 31, 2000, the Parent shall maintain as at the end of each fiscal quarter a ratio of Consolidated Annual Operating Cash Flow to Fixed Charges not less than 1.10:1.00.

6.5      Total Senior Leverage Ratio.

                  On and after the 2001  Subordinated  Indenture  Issuance  Date, the Parent shall maintain at all times a Total Senior
Leverage Ratio not greater than 3.50:1.00.

7.       AFFIRMATIVE COVENANTS

         The Borrower  covenants and agrees that until all  obligations  of the Borrower  under the Notes and the other Loan  Documents have been paid in full and all RC Commitments  have been terminated and no obligations of the  Administrative  Agent,  the Issuing Bank or any of the Lenders  exist under any of the Loan Documents or any Letter of Credit, the Borrower shall:

7.1      Financial Statements.

                  Maintain,  and cause each Loan Party to maintain,  a standard  system of  accounting  in  accordance  with GAAP,  and furnish or cause to be furnished to the Administrative Agent and each Lender:

                  As soon as  available,  but in any event  within 105 days after the end of each  fiscal  year of the  Borrower or the
Parent, as applicable:

                           (A) a copy of the  Parent's  Annual  Report on Form 10-K in respect of such fiscal year,  together  with the financial  statements required to be attached thereto,  and (B) a copy of the audited  Consolidated balance sheet of the Parent and its
Subsidiaries  (excluding  the  Unrestricted  Parent  Subsidiaries)  as at the  end of such  fiscal  year,  together  with  the  related
Consolidated  statements of operations and shareholders'  equity of the Parent and its Subsidiaries  (excluding the Unrestricted Parent
Subsidiaries)  as of and through the end of such fiscal  year,  setting  forth in each case,  in  comparative  form,  the  Consolidated figures for the Parent and its Subsidiaries (excluding the Unrestricted Parent Subsidiaries) for the preceding fiscal year,

                           to the extent required to be delivered pursuant to the 1997 Subordinated  Indenture or the 2001 Indenture, a
copy of the  Consolidated  balance  sheets of the Borrower and its  Subsidiaries  as at the end of such fiscal year,  together with the related  Consolidated  statements of operations,  stockholders'  equity and cash flows of the Borrower and its  Subsidiaries  as of and through the end of such fiscal year, and

                           the  Consolidating  balance sheets of the Parent and its  Subsidiaries  (including the  Unrestricted  Parent
Subsidiaries) as at the end of such fiscal year,  together with the related  Consolidating  statements of operations and  shareholders'
equity of the Parent and its  Subsidiaries  (including the Unrestricted  Parent  Subsidiaries) as of and through the end of such fiscal year, setting forth in each case, in comparative form, the Consolidating figures for the preceding fiscal year.

                  The  Consolidated  financial  statements  referred  to in clause (A) and (B) (i) and (ii) above  shall be audited and certified without  qualification by the Accountants,  which  certification  shall (i) state that the examination by such Accountants in connection with such Consolidated  financial  statements has been made in accordance with generally  accepted  auditing  standards and, accordingly,  included such tests of the accounting  records and such other  auditing  procedures as were  considered  necessary in the circumstances,  (ii)  include the  opinion of such  Accountants  that such  Consolidated  financial  statements  have been  prepared in accordance  with  GAAP in a manner  consistent  with  prior  fiscal  periods,  except  as  otherwise  specified  in such  opinion.  The
Consolidating  statements  referred to in clause  (iii) above shall be certified  by the chief  financial  officer of the Parent or the
Borrower,  as applicable (or such other officer as shall be acceptable to the  Administrative  Agent), as being complete and correct in all material  respects and as presenting fairly the Consolidating  financial  condition and the Consolidating  results of operations of the Parent and its Subsidiaries  (including or excluding the Unrestricted Parent  Subsidiaries,  as applicable) or the Borrower and its
Subsidiaries, as applicable.

                  Simultaneously  with the delivery of the certified  Consolidated  financial  statements required by clause (a) above, copies of a  certificate  of such  Accountants  stating  that, in making the  examination  necessary for their audit of such  financial statements  for such fiscal  year,  nothing  came to their  attention  of an  accounting  nature  that caused them to believe  that the
Borrower or the Parent, as applicable,  was not in compliance with the terms, covenants,  provisions,  or conditions of this Agreement, including,  without limitation,  Sections 6.1, 6.2, 6.3, 6.4, 6.5, 8.3(c),  8.3(d), 8.5(h), 8.5(o) and 8.7(d), or, if so, specifying in such certificate all such instances of noncompliance and the nature and status thereof.

                  As soon as  available,  but in any event not later  than 60 days after the end of each of the first  three  quarterly accounting periods in each fiscal year of the Borrower or the Parent, as applicable:

                           (A) a copy of the Parent's  Quarterly  Report on Form 10-Q in respect of such fiscal quarter,  together with the  financial  statements  required to be attached  thereto,  and (B) a copy of the  Consolidated  balance sheet of the Parent and its
Subsidiaries  (excluding  the  Unrestricted  Parent  Subsidiaries)  as at the end of such  fiscal  quarter,  together  with the related
Consolidated  statements of operations of the Parent and its Subsidiaries  (excluding the Unrestricted  Parent  Subsidiaries) as of and through the end of such fiscal  quarter and for the elapsed  portion of the fiscal year through such fiscal  quarter,  setting forth in each case, in comparative  form, the  Consolidated  figures for the Parent and its  Subsidiaries  (excluding  the  Unrestricted  Parent
Subsidiaries)  for the  corresponding  periods in the preceding  fiscal year,  together with the  financial  statements  required to be attached thereto,

                           to the extent required to be delivered  pursuant to the Subordinated  Indenture,  a copy of the Consolidated balance  sheets  of the  Borrower  and its  Subsidiaries  as at the end of each  such  quarterly  period,  together  with  the  related
Consolidated  statements of  operations  and cash flows of the Borrower and its  Subsidiaries  as of and through the end of such fiscal quarter and for the elapsed portion of the fiscal year through such date; and

                           a copy of the  Consolidating  balance sheets of the Parent and its Subsidiaries  (including the Unrestricted
Parent Subsidiaries) as at the end of each such quarterly period,  together with the related Consolidating  statements of operations of the Parent and its  Subsidiaries  (including the  Unrestricted  Subsidiaries)  as of and through the end of such fiscal quarter and for the elapsed portion of the fiscal year through such date.

                  The statements  referred to in clauses (i), (ii) and (iii) above shall be certified by the chief financial officer of the Parent or the  Borrower,  as  applicable  (or such other officer as shall be  acceptable  to the  Administrative  Agent),  as being complete and correct in all material respects and as presenting fairly the Consolidated and Consolidating  financial  condition and the
Consolidated  and  Consolidating  results of operations  of the Parent and its  Subsidiaries  (including or excluding the  Unrestricted
Parent Subsidiaries) or the Borrower and its Subsidiaries, as applicable.

                  Within 60 days after the end of each of the first three fiscal  quarters (105 days after the end of the fourth fiscal quarter) of the Borrower,  a Compliance  Certificate as at the end of such fiscal quarter,  certified by the chief financial officer of the Borrower (or such other officer as shall be acceptable to the Administrative Agent).

                  Concurrently with the delivery of the financial  statements referred to in Sections 7.1(a) and (c), a profile of each
Broadcasting  Station or other media asset of the Parent or any of its  Subsidiaries,  which shall include,  but not be limited to, the call  letters and  location  of each  Broadcasting  Station and  management's  estimate of the fair market  value of each  Broadcasting
Station or other media asset and a  management's  discussion  and  analysis of such  financial  statements,  including a summary of all acquisitions  and  dispositions of Broadcasting  Stations or other media assets and  acquisitions of real property that occurred during the period covered by such financial  statements,  which shall include a schedule of the consideration paid in each acquisition and the cash received in each disposition.

                  Within 30 days after the  beginning  of each fiscal  year,  an annual  Consolidated  forecast  for the Parent and its
Subsidiaries  for such fiscal year and the following two fiscal years,  including  projected  Consolidated  statements of income of the
Parent and its Subsidiaries,  all in reasonable detail acceptable to the Administrative  Agent; (ii) promptly upon preparation thereof, such other  forecasts  that the Parent or any of its  Subsidiaries  may  prepare  and any  revisions  that may be made to any  forecast previously  delivered  to the Lenders;  and (iii) no later than 30 days after the end of each fiscal  quarter in which there has been a material deviation from a forecast provided to the Lenders, a certificate of an Authorized  Signatory  explaining the deviation and the action, if any, that has been taken or is proposed to be taken with respect thereto;  in each case the foregoing  forecasts shall state all underlying assumptions.

7.2      Certificates; Other Information.

                  Furnish to the Administrative Agent and each Lender:

                           Prompt  written  notice if: (i) any  Indebtedness  of any Loan Party or  Unrestricted  Parent  Subsidiary is
declared or shall  become due and payable  prior to its stated  maturity,  or called and not paid when due,  (ii) a default  shall have occurred  under any note  (other than the Notes) or the holder of any such note,  or other  evidence of  Indebtedness,  certificate  or security  evidencing any such  Indebtedness  or any obligee with respect to any other  Indebtedness  of any Loan Party or  Unrestricted
Parent  Subsidiary  has the right to declare any such  Indebtedness  due and payable  prior to its stated  maturity as a result of such default, or (iii) there shall occur and be continuing a Default or an Event of Default;

                           Prompt written  notice of: (i) any citation,  summons,  subpoena,  order to show cause or other order naming any Loan Party or  Unrestricted  Parent  Subsidiary a party to any  proceeding  before any  Governmental  Authority  which might have a
Material Adverse Effect or which call into question the validity or  enforceability  of any of the Loan Documents and include with such notice a copy of such citation,  summons,  subpoena, order to show cause or other order, (ii) the commencement or threat of any action, suit,  arbitration  proceeding  or claim by, on behalf of or against any Loan Party or  Unrestricted  Parent  Subsidiary,  at law or in
equity,  before any Governmental  Authority,  which could reasonably be expected to have a Material Adverse Effect,  (iii) any lapse or other termination of any material license,  permit,  franchise or other  authorization  issued to any Loan Party or Unrestricted Parent
Subsidiary by any  Governmental  Authority which could  reasonably be expected to have a Material  Adverse Effect,  (iv) any refusal by any  Governmental  Authority  to renew or extend any such  material  license,  permit,  franchise  or other  authorization  which could reasonably  be  expected  to have a  Material  Adverse  Effect,  and (v) any  dispute  between  any Loan Party or  Unrestricted  Parent
Subsidiary  and any  Governmental  Authority,  which  dispute might have a material  adverse  effect on any  Broadcasting  Station or a
Material Adverse Effect;

                           Promptly upon becoming available,  copies of all regular,  periodic or special reports,  schedules and other material  that any Loan Party may now or hereafter  be required to file with or deliver to any  securities  exchange or the  Securities and Exchange Commission, or any other Governmental Authority succeeding to the functions thereof;

                           Prompt  written  notice in the event that (i) any Loan Party or Commonly  Controlled  Entity  shall  receive notice from the Internal  Revenue  Service or the  Department  of Labor that such Loan Party or Commonly  Controlled  Entity shall have failed to meet the  minimum  funding  requirements  of Section  412 of the Code with  respect to a Plan,  if  applicable,  and  include therewith a copy of such notice,  or (ii) any Loan Party or Commonly  Controlled Entity gives or is required to give notice to the PBGC of any  Reportable  Event with  respect to a Plan,  or knows that the plan  administrator  of a Plan has given or is  required  to give notice of any such Reportable Event;

                           With  respect to a Single  Employer  Plan of any Loan Party or  Commonly  Controlled  Entity,  copies of any request for a waiver of the funding  standards or any extension of the  amortization  periods required by Sections 303 and 304 of ERISA or Section 412 of the Code promptly  after any such request is submitted to the  Department of Labor or the Internal  Revenue  Service,
as the case may be;

                           Promptly after the filing thereof,  a copy of the annual report required to be filed pursuant to Section 103 of ERISA in connection with each Single  Employer Plan of any Loan Party or Commonly  Controlled  Entity for each plan year,  including
(i) a statement of the assets and  liabilities  of such Plan as of the end of such plan year and  statements of changes in fund balance and in financial position,  or a statement of changes in net assets available for plan benefits,  for such plan year,  certified by the
Accountants and (ii) an actuarial  statement of such Plan applicable to such plan year,  certified by an enrolled actuary of recognized standing reasonably acceptable to the Administrative Agent and the Required Lenders;

                           Promptly upon request therefor,  such other information and reports relating to the past,  present or future financial condition,  operations,  plans and projections of any Loan Party as the Administrative Agent or any other Lender (through the
Administrative Agent) may at any time and from time to time reasonably request;

                           Promptly  after the same are  received  by any Loan  Party,  copies of all  management  letters  and similar reports provided to it by its independent certified public accountants;

                           Prompt written notice of any material change in the accounting  policies or financial reporting practices of any Loan Party;

                           the occurrence of any Equity Issuance resulting in Net Equity Proceeds; and

                           Prompt written notice of the occurrence of a Material  Adverse Change or Change of Control or the occurrence of any event or facts or circumstances which are reasonably likely to result in a Material Adverse Change or Change of Control.

7.3      Legal Existence.

                  Except as  otherwise  permitted  by  Sections  8.3 and 8.7,  maintain,  and cause  each Loan Party to  maintain,  its corporate or other  existence,  and  maintain,  and cause each Loan Party to maintain,  its good  standing in the  jurisdiction  of its incorporation  or  organization  and in each other  jurisdiction  in which the failure so to do could  reasonably be expected to have a
Material Adverse Effect.

7.4      Taxes.

                  Pay and  discharge  when due,  and cause  each Loan Party and  Unrestricted  Parent  Subsidiary  so to do, all Taxes,
assessments and governmental charges,  license fees and levies upon or with respect to it and upon the income,  profits and Property of the Parent and the Subsidiaries  taken as a whole,  which if unpaid,  could reasonably be expected to have a Material Adverse Effect or become a Lien on the  Property  of any Loan Party not  permitted  under  Section  8.2,  unless and to the extent  only that such Taxes, assessments,  charges,  license fees and levies shall be contested in good faith and by appropriate proceedings diligently conducted by such Loan Party or Unrestricted  Parent Subsidiary and provided that the Borrower shall give the Administrative  Agent prompt notice of such contest and that such reserve or other  appropriate  provision as shall be required by the  Accountants  in  accordance  with GAAP shall have been made therefor.

7.5      Insurance and Condemnation.

                  Liability  Insurance.  Maintain,  and cause each Loan Party to maintain,  insurance with financially  sound insurance carriers on such of its Property,  against at least such risks,  and in at least such amounts,  as are  customarily  insured against by similar  businesses  and which,  in the case of  property  insurance,  shall be in amounts  sufficient  to prevent  any Loan Party from becoming a co-insurer,  including,  without  limitation,  public liability (bodily injury and property damage),  fidelity,  bonding and workers'  compensation  with  deductibles not exceeding  $25,000 per  occurrence,  in each case naming the  Administrative  Agent as an additional  insured under such  policies,  and file with the  Administrative  Agent within five days after request  therefor a detailed list of such insurance then in effect,  stating the names of the carriers thereof,  the policy numbers,  the insureds  thereunder,  the amounts of  insurance,  dates of expiration  thereof,  and the Property and risks covered  thereby,  together with a certificate  of an
Authorized  Signatory  certifying  that in the opinion of such officer such  insurance is adequate in nature and amount,  complies with the obligations of the Borrower under this Section 7.5, and is in full force and effect.

                  Property  Insurance.  Maintain,  and cause each Loan Party to  maintain,  such  property  and other  insurance  as is customarily  maintained by companies  engaged in similar  businesses with  deductibles not exceeding  $25,000 per occurrence.  Promptly upon  request  therefor,  the  Borrower  shall  deliver or cause to be delivered  to the  Administrative  Agent  originals or duplicate originals of all such policies of insurance.  All such property  insurance shall name the  Administrative  Agent, under a standard loss payable clause,  as sole loss payee in respect of each claim resulting in a payment under any such insurance policy exceeding  $500,000 and shall contain such  endorsements  as the  Administrative  Agent shall  require.  Provided that no Default or Event of Default shall exist, the  Administrative  Agent agrees,  promptly upon its receipt thereof,  to pay over to the Borrower (or such other Loan Party as the Borrower  shall  designate in writing) the  proceeds of any such payment  received by the  Administrative  Agent in its capacity as
Administrative  Agent hereunder.  The RC Commitments shall be reduced by an amount equal to any such insurance proceeds not used by the
Parent or any of its  Subsidiaries  within  one year to repair or  replace  any  Property  in  respect  of which it  received  property insurance  proceeds.  If a Default or Event of Default shall exist, the Borrower,  at the request of the  Administrative  Agent,  shall prepay the Loans with the unused portion of such proceeds in an amount equal to the total amount of such  insurance  payment and the RC
Commitments shall simultaneously be reduced by an amount equal to such prepayment.

                  Condemnation  Awards.  If a Default or Event of Default  shall exist and any Loan Party shall receive the proceeds of any  condemnation or similar awards,  the Borrower shall pay over the proceeds  thereof (or cause the proceeds thereof to be paid over)
to the Administrative  Agent and, at the election of the Administrative  Agent, such proceeds shall be applied to the prepayment of the
Loans in an amount  equal to the total  amount of such  proceeds.  The RC  Commitments  shall be reduced by an amount equal to any such proceeds  not used by the Parent or any of its  Subsidiaries  within one year to repair or replace any  Property in respect of which it received a condemnation or similar award.

                  Guarantor Advance to Borrower.  To the extent that the Parent or any of its Subsidiaries  (other than the Borrower or any of its  Subsidiaries)  at any time shall have received any such insurance or condemnation  proceeds not so used pursuant to clauses
(b) or (c) above or if a Default or Event of Default  shall exist,  the Parent  shall either make an advance or an equity  contribution to the Borrower in an amount equal to the prepayment of the Loans required by Section  2.5(b),  Section  7.5(b) or Section  7.5(c),  as
applicable.

7.6      Payment of Indebtedness and Performance of Obligations.

                  Pay and discharge,  and cause each Loan Party and Unrestricted  Parent Subsidiary to pay and discharge,  when due all lawful  Indebtedness,  obligations  and claims for labor,  materials  and  supplies or  otherwise  which,  if unpaid,  might (i) have a
Material  Adverse  Effect,  or (ii) become a Lien upon  Property of any Loan Party not permitted  under Section 8.2,  unless and to the extent only that the validity of such  Indebtedness  (other than Indebtedness  under the Loan Documents),  obligation or claim shall be contested in good faith and by appropriate  proceedings diligently conducted by such Loan Party or Unrestricted Parent Subsidiary,  and that any such contested Indebtedness,  obligations or claims shall not constitute,  or create, a Lien on any Property of any Loan Party not permitted under Section 8.2 senior to the Lien granted to the  Administrative  Agent by the Collateral  Documents on such Property, and further provided that the Borrower shall give the  Administrative  Agent and the Lenders prompt notice of any such material contest and that such reserve or other  appropriate  provision as shall be required by the  Accountants in accordance with GAAP shall have been made therefor.

7.7      Condition of Property.

                  At all times,  maintain,  protect  and keep in good  repair,  working  order and  condition  (ordinary  wear and tear excepted), and cause each Loan Party so to do, all Property necessary to the operation of its business.

7.8      Observance of Legal Requirements; ERISA; Environmental Laws.

                  Observe and comply in all respects,  and cause each Loan Party and Unrestricted  Parent Subsidiary so to do, with all laws (including  ERISA and  Environmental  Laws),  ordinances,  orders,  judgments,  rules,  regulations,  certifications,  franchises, permits,  licenses,  directions and requirements of all Governmental Authorities,  which now or at any time hereafter may be applicable to it, a violation of which could reasonably be expected to have a Material  Adverse Effect,  except such thereof as shall be contested in good faith and by appropriate  proceedings  diligently conducted by such Loan Party or Unrestricted Parent Subsidiary,  and provided that the Borrower  shall give the  Administrative  Agent and the Lenders  prompt  notice of such contest and that such reserve or other appropriate provision as shall be required by the Accountants in accordance with GAAP shall have been made therefor.

7.9      Inspection of Property; Books and Records; Discussions.

                  Keep proper  books of record and account in which full,  true and  correct  entries in  conformity  with GAAP and all requirements  of law  shall  be made of all  dealings  and  transactions  in  relation  to its  business  and  activities;  and  permit representatives of the Administrative  Agent and each Lender, or potential  assignees and/or  participants of the Administrative  Agent or any Lender,  to visit the offices of each Loan Party on reasonable  advance  notice,  to inspect any of its Property and examine and make copies or abstracts  from any of its books and records at any reasonable  time and as often as may  reasonably be desired,  and to discuss the business,  operations,  prospects,  licenses, Property and financial condition of each Loan Party with the officers thereof and with the Accountants.

7.10     FCC Licenses, Etc.

                  Maintain and cause each Loan Party to maintain,  in full force and effect,  each main station  license  issued by the
FCC to it for each  Broadcasting  Station.  The Borrower  shall also maintain and cause each Loan Party to maintain,  in full force and effect, all other material licenses  (including,  without limitation,  all material auxiliary licenses issued by the FCC),  copyrights, patents, including all licenses, permits,  applications,  reports,  authorizations and other rights as are necessary for the conduct of its  business,  except to the extent that such  ownership  or right to use shall  terminate as a matter of law or expire as a matter of contractual right through no action or default by any Loan Party.

7.11     Subsidiary Guaranty.

                  Promptly  upon the creation or  acquisition  of any  Subsidiary of the Parent,  cause such  Subsidiary to execute and deliver to the  Administrative  Agent a supplement to the Subsidiary  Guaranty in the form attached  thereto,  together with such other documents and opinions of counsel as the Administrative Agent shall reasonably required in connection therewith.

7.12     Mortgages.

                  Promptly upon the Headquarters  Acquisition or any other  acquisition by any Loan Party of any real property having a fair market value at the time of  acquisition  of (i)  $2,000,000 or more or (ii)  $1,000,000 or more (but less than  $2,000,000) if in the case of this clause (ii) the  aggregate  fair market value at the time of  acquisition  of all such real  property  acquired by the
Parent and its  Subsidiaries  on or after the Second  Restatement  Date in respect of which no Mortgage has been executed and delivered to the Administrative  Agent pursuant to this Section 7.12 shall exceed $5,000,000,  execute and deliver,  and cause each Loan Party so to do, a Mortgage with respect to such real property in form and substance  satisfactory  to the  Administrative  Agent,  together with such UCC  financing  statements,  surveys,  title  insurance  policies,  environmental  reports,  opinions  and other  documents as the
Administrative Agent shall reasonably request in connection therewith.

7.13     2001 Subordinated Indenture.

                  Deliver  or cause to be  delivered  to the  Administrative  Agent and each  Lender  the 2001  Subordinated  Indenture
Offering Memorandum  immediately after the completion thereof and the 2001 Subordinated  Indenture and the 2001 Subordinated  Indenture
Guaranty immediately after the execution and delivery thereof.

7.14     Net Equity Proceeds.

                  On the receipt of Net Equity Proceeds with respect to any Equity Issuance,  the Parent shall contribute or advance to the Borrower 100% of such Net Equity Proceeds.

8.       NEGATIVE COVENANTS

         The Borrower  covenants and agrees that until all  obligations  of the Borrower  under the Notes and the other Loan  Documents have been paid in full and all RC Commitments  have been terminated and no obligations of the  Administrative  Agent,  the Issuing Bank or any of the Lenders exist under any of the Loan Documents, the Borrower shall not:

8.1      Borrowing.

                  (a)      Create, incur, assume or suffer to exist any liability for Indebtedness,  or permit any Loan Party so to do, except: (i) Indebtedness under the Loan Documents;  (ii) Indebtedness  (including Contingent  Obligations) of the Loan Parties existing on the date hereof as set forth in Schedule 8.1 [UPDATE] and other Indebtedness of the Borrower in an aggregate  outstanding  principal amount for all such  Indebtedness  under this clause (ii) not in excess of  $25,000,000;  (iii)  Indebtedness of the Loan Parties under the 1997 Subordinated Indenture Notes and the 1997 Subordinated Indenture Guaranty;  (iv) intercompany  Indebtedness between any of the
Loan  Parties,  provided,  however,  in the case of  intercompany  Indebtedness  of the Other  Media  Subsidiaries,  such  intercompany
Indebtedness  is permitted  by Section  8.5(h),  (v)  refinancings  of any  Indebtedness  permitted  under clause (ii) above with other
Indebtedness  permitted  under  clause  (i) or (ii)  above,  and (vi)  Indebtedness  of the Loan  Parties  under the 2001  Subordinated
Indenture Notes and the 2001 Subordinated  Indenture  Guaranty,  provided that (A) the Administrative  Agent shall have received a copy of the 2001 Subordinated Offering Memorandum,  the fully executed 2001 Subordinated Indenture and the 2001 Subordinated Guaranty,  each of which shall be in the form required by the draft 2001 Subordinated  Indenture  Offering  Memorandum  delivered to the Administrative
Agent pursuant to Section 5.1(c) and otherwise in all respects  satisfactory to the  Administrative  Agent,  (B) the 2001  Subordinated
Indenture Notes shall be issued on or prior to June 30, 2002 and (C) the interest rate on the 2001  Subordinated  Indenture Notes shall not exceed 11.00% per annum.

                  (b)      Create,  incur,  assume or  directly or  indirectly  guarantee  or in any other  manner  become  directly or indirectly  liable for any  Indebtedness  (as defined in the 1997  Subordinated  Indenture)  in  violation  of Section 1008 of the 1997
Subordinated Indenture.

8.2      Liens.

                  Create,  incur,  assume or suffer to exist, or enter into any agreement with any third Person agreeing not to create, incur,  assume or suffer to exist,  any Lien upon any of its  Property,  whether now owned or  hereafter  acquired,  or permit any Loan
Party so to do, except:  (i) Liens for Taxes,  assessments or similar charges incurred in the ordinary course of business which are not delinquent or which are being contested in accordance  with Section 7.4,  provided that such Liens are not senior (except to the extent provided  by law) to the Liens  granted  to the  Administrative  Agent and the  Lenders  by the  Collateral  Documents,  (ii)  Liens in
connection with workers'  compensation,  unemployment insurance or other social security obligations (but not ERISA), (iii) deposits or pledges to secure bids, tenders,  contracts (other than contracts for the payment of money), leases, statutory obligations,  surety and appeal bonds and other  obligations of like nature arising in the ordinary course of business,  (iv) zoning  ordinances,  easements and other similar  restrictions  affecting real property which could not reasonably be expected to have a Material Adverse Effect,  (v) the
Liens created under the Collateral  Documents,  (vi) statutory  Liens arising by operation of law such as mechanics'  liens incurred in the ordinary  course of business  which are not  delinquent or which are being  contested in accordance  with Section 7.4,  (vii) Liens arising  out of  judgments  or  decrees  which are being  contested  in  accordance  with  Section  7.4,  provided  that such Liens are subordinate  to the Liens granted to the  Administrative  Agent and the Lenders by the Collateral  Documents and provided  further that enforcement  of such Liens is stayed during such contest,  (viii) Liens on Property of the Loan Parties  existing on the date hereof as set forth in Schedule 8.2 [UPDATE],  (ix) Liens in connection with the making of deposits in accordance with Section 8.5(e),  (x) Liens in connection with  Indebtedness  permitted  under Section  8.1(a)(ii),  provided that such Liens extend only to the Property  acquired with such Indebtedness,  and (xi) Liens granted by the Parent on the Stock of any Unrestricted  Parent  Subsidiary,  provided that such
Liens are  granted on a  non-recourse  basis  (with any  recourse  limited  solely to the Stock  subject to such Liens) and neither the
Parent nor any other Loan Party shall have any liability in connection therewith.

8.3      Merger or Acquisition of Property.

                  Consolidate  with, be acquired by, or merge into or with any Person, or acquire all or substantially all of the Stock or Property of any Person,  or any  Broadcasting  Station  (which term for  purposes of this  Section 8.3 shall  include any  broadcast license  issued by the FCC for the operation of a Broadcasting  Station),  or consummate the  Headquarters  Acquisition,  or permit any
Loan Party so to do, except:

                  (a)      any  Subsidiary  of the  Parent  may  consolidate  with,  be  acquired  by,  merge  with or  acquire  all or substantially  all of the Stock or  Property  of the  Borrower  (with,  in the case of a  consolidation  or  merger,  the  Borrower  as survivor),  the Parent (with, in the case of a consolidation  or merger,  the Parent as survivor) or another  Subsidiary of the Parent, provided  that (i) the Borrower  shall not  consolidate  or merge with the Parent,  (ii)  immediately  before and after  giving  effect thereto,  all  representations  and  warranties  contained in the Loan  Documents  shall be true and correct and no Default or Event of
Default  shall exist and (iii) CCM and OnePlace  shall not merge or  consolidate  with any other Loan Party other than CCM or OnePlace, as the case may be;

                  (b)      any Loan Party (other than CCM and OnePlace) may acquire one or more Broadcasting  Stations owned by another
Person in exchange  (pursuant to an exchange made pursuant to Section 8.7(d)) for one or more Broadcasting  Stations owned by such Loan
Party,  provided that not later than 15 days prior to the  consummation of any such exchange,  the Borrower shall have delivered to the
Administrative  Agent  financial  statements  for the next four full  fiscal  quarters of the  Borrower,  prepared on a pro forma basis reflecting the consummation of such exchange,  together with a certificate of an Authorized  Signatory of the Borrower  certifying that each Loan Party is in pro forma  compliance  with the terms,  covenants,  provisions  and conditions of the Loan  Documents,  including
Sections 6.1, 6.2,  6.3,  6.4, 6.5,  8.3(c),  8.3(d),  8.5(h),  8.5(o) and 8.7(d) hereof (and  attaching  calculations  with respect to
Sections 6.1, 6.2, 6.3, 6.4, 6.5, 8.3(c),  8.3(d),  8.5(h),  8.5(o) and 8.7(d)), all in form and substance  reasonably  satisfactory to the Administrative Agent;

                  (c)      provided that  immediately  before and after giving  effect  thereto,  all  representations  and  warranties contained in the Loan Documents shall be true and correct and no Default or Event of Default shall exist:

                           (i)      any Loan  Party may make  acquisitions,  including  through a merger  (with  such Loan  Party (or a
         Person that becomes a Loan Party) as the survivor  thereof),  provided that the aggregate  gross  consideration  paid for such acquisition  is payable  solely in Class A common Stock of the Parent  and/or Net Equity  Proceeds  received by the Parent not earlier than 10 days prior to such acquisition from the issuance or sale of Class A common Stock of the Parent, and

                           (ii)     any Loan Party (other than CCM and OnePlace) may consummate those  transactions which are listed on
         Schedule  8.3(c)  (collectively,  the  “Designated  Transactions”),  provided  that  not  later  than  15  days  prior  to the consummation of any such transaction,  the Borrower shall have delivered to the Administrative  Agent  Consolidated  financial statements of the Parent and its  Subsidiaries  for the next four full fiscal quarters of the Parent,  prepared on a pro forma basis  reflecting  the  consummation  of such  transaction,  together  with a certificate  of an  Authorized  Signatory of the
         Borrower  certifying that each Loan Party is in pro forma compliance with the terms,  covenants,  provisions and conditions of the Loan  Documents,  including  Sections  6.1, 6.2, 6.3, 6.4,  6.5,  8.3(c),  8.3(d),  8.5(h),  8.5(o) and 8.7(d) hereof (and attaching  calculations with respect to Sections 6.1, 6.2, 6.3, 6.4, 6.5, 8.3(c),  8.3(d),  8.5(h), 8.5(o) and 8.7(d)), all in
         form and substance reasonably satisfactory to the Administrative Agent.

                  (d)      upon 30 days' notice to the  Administrative  Agent, any Loan Party may make other  acquisitions  (including, without limitation,  the Headquarters  Acquisition),  including through a merger (with such Loan Party (or a Person that becomes a Loan
Party) as the survivor thereof), provided that:

                           (i):     such acquisition or merger shall meet any of the following requirements:

                           (A)(x)   Prior to the 2001  Subordinated  Indenture  Issuance  Date, if  immediately  before or after giving effect to such  acquisition or merger the Total  Leverage  Ratio shall exceed  5.50:1.00 (in such case, a “Leveraged
                  Acquisition”),  (I) the aggregate  gross  consideration  paid or payable for such  Leveraged  Transaction  (including capital expenditures relating to such Leveraged  Acquisition that are reasonably  anticipated for the 12 month period following  such  Leveraged  Acquisition),  when added to the aggregate  gross  consideration  paid or payable for all
                  Leveraged  Acquisitions  (including  capital  expenditures  relating  to each such  Leveraged  Acquisition  that were reasonably  anticipated  for the 12 month  period  following  such  Leveraged  Acquisition)  made  during  the period commencing on the Second  Restatement  Date and ending  through and  including the date of the Leveraged  Acquisition then being  contemplated,  shall not exceed  $50,000,000 less the aggregate gross  consideration  paid or payable for each acquisition or merger made pursuant to Section  8.3(d)(i)(D)  (including capital  expenditures  relating to each such  acquisition or merger that were reasonably  anticipated for the 12 month period  following such  acquisition or merger)  if  immediately  before or after  giving  effect to such  acquisition  or merger  made  pursuant  to Section
                  8.3(d)(i)(D) the Total Leverage Ratio shall exceed 5.50:1.00,  and (II) immediately before and after giving effect to such Leveraged  Acquisition the ratio of  Consolidated  Annual  Operating Cash Flow to Interest  Expense shall not be less than 1.75:1.00, and

                           (y)      On and after the 2001 Subordinated  Indenture  Issuance Date, if immediately before or after giving effect to such  acquisition or merger the Total  Leverage  Ratio shall exceed  6.00:1.00 (in such case, a “Leveraged
                  Acquisition”),  the aggregate gross consideration paid or payable for such Leveraged  Transaction  (including capital expenditures  relating  to such  Leveraged  Acquisition  that are  reasonably  anticipated  for the 12  month  period following  such  Leveraged  Acquisition),  when added to the aggregate  gross  consideration  paid or payable for all
                  Leveraged  Acquisitions made under this Section 8.3(d)(i)(A)  (including capital  expenditures  relating to each such
                  Leveraged Acquisition that were reasonably  anticipated for the 12 month period following such Leveraged Acquisition)
                  made during the period  commencing on the Second  Restatement  Date and ending  through and including the date of the
                  Leveraged  Acquisition  then being  contemplated,  shall not exceed  $75,000,000 plus the KALC Excluded Sale Proceeds less the  aggregate  gross  consideration  paid or payable for each  acquisition  or merger made  pursuant to Section
                  8.3(d)(i)(D)  (including  capital  expenditures  relating to each such  acquisition  or merger  that were  reasonably anticipated  for the 12 month period  following such  acquisition  or merger) if  immediately  before or after giving effect to such  acquisition  or merger made pursuant to Section  8.3(d)(i)(D)  the Total  Leverage Ratio shall exceed
                  6.00:1.00,

                           (B)(x)   Prior to the 2001 Subordinated  Indenture Issuance Date, immediately before and after giving effect to such  acquisition  or merger (I) the Total  Leverage  Ratio shall be less than or equal to 5.50:1.00  and (II) the ratio of Consolidated Annual Operating Cash Flow to Interest Expense shall not be less than 1.75:1.00, and

                           (y)      On and after the 2001 Subordinated  Indenture  Issuance Date, if immediately before or after giving effect to such  acquisition  immediately  before  and after  giving  effect to such  acquisition  or merger the Total
                  Leverage Ratio shall be less than or equal to 6.00:1.00,

                           (C)      the  aggregate  gross  consideration  paid or payable  for such  acquisition  or merger  (including capital  expenditures  relating  to such  acquisition  or  merger  that are  reasonably  anticipated  for the 12 month  period following  such  acquisition  or  merger),  when added to the  aggregate  gross  consideration  paid or payable  for each such acquisition  or merger  (including  capital  expenditures  relating to each such  acquisition  or merger that were  reasonably anticipated  for the 12 month period  following such  acquisition or merger) made during the period  commencing on January 15,
         2001 and ending through and including the date of the acquisition or merger then being  contemplated,  shall not exceed 50% of the Net Sale Proceeds received from the sale of Property pursuant to Section 8.7(d) after January 15, 2001, or

                           (D)      such  acquisition  or merger  is one of the  pending  transactions  set  forth on  Schedule  8.3(d)
         (collectively, the “Pending Transactions”),

                           (ii)     immediately  before  and after  giving  effect to any such  proposed  acquisition  or  merger,  all representations  and warranties  contained in the Loan Documents  shall be true and correct and no Default or Event of Default shall exist,

                           (iii)    each applicable  Loan Party shall have received with respect to each such  acquisition or merger an order from the FCC in respect of the  acquisition or merger of a Broadcasting  Station (which FCC order need not have become a final order) and all other similar  material orders from all other  applicable  Governmental  Authorities,  with regard to the acquisition or merger,  authorizing the applicable  transactions,  if required by applicable law, and the Administrative Agent shall have received  true,  complete and correct  copies,  certified by an Authorized  Signatory of the Borrower,  of all such orders, and

                           (iv)     not later than 15 days prior to the  consummation of any such  acquisition or merger,  the Borrower shall  have  delivered  to the  Administrative  Agent  financial  statements  for the next four full  fiscal  quarters  of the
         Borrower,  prepared on a pro forma basis  reflecting the consummation of such  acquisition,  together with a certificate of an
         Authorized  Signatory of the Borrower  certifying that each Loan Party is in pro forma  compliance with the terms,  covenants, provisions and conditions of the Loan Documents,  including Sections 6.1, 6.2, 6.3, 6.4, 6.5, 8.3(c),  8.3(d),  8.5(h), 8.5(o)
         and 8.7(d) hereof (and  attaching  calculations  with respect to Sections 6.1, 6.2,  6.3, 6.4, 6.5,  8.3(c),  8.3(d),  8.5(h),
         8.5(o) and 8.7(d)), all in form and substance reasonably satisfactory to the Administrative Agent.

                  (e)      as permitted under Section 8.5; and

                  (f)      the Common  Ground  Reorganization,  provided  that (i)  immediately  before and after giving  effect to the
Common Ground  Reorganization,  all  representations  and warranties  contained in the Loan Documents  shall be true and correct and no
Default or Event of Default shall exist,  (ii) the Borrower  shall have received  with respect to the Common Ground  Reorganization  an order (subject to no pending  contest or  administrative  review) from the FCC (in respect of each affected  Broadcasting  Station) and
all  other  similar  material  orders  from  all  other  applicable  Governmental  Authorities,   with  regard  to  the  Common  Ground
Reorganization,  authorizing  the  applicable  transactions,  if required by applicable  law, and the  Administrative  Agent shall have received  true,  complete and correct  copies,  certified by an  Authorized  Signatory of the Borrower,  of all such orders,  (iii) the
Common Ground  Collateral  Release shall not have occurred more than five Business Days prior to the  consummation of the Common Ground
Reorganization  and (iv) within five  Business  Days after the  consummation  of the Common  Ground  Reorganization,  (A) Common Ground
Broadcasting,  Inc. and each Subsidiary that receives  transferred assets and that is not then a party to the Subsidiary Guaranty shall become a party to the Subsidiary  Guaranty,  and (B) the Borrower and each  Subsidiary that receives  transferred  assets shall grant a security  interest pursuant to the Borrower Security  Agreement or the Subsidiary  Guaranty in and to all of the assets  transferred to it, all in the manner required by this Section 8.3.

                  If the  aggregate  gross  consideration  for any such  acquisition  or merger  permitted by Section  8.3(b) or 8.3(d)
(including  capital  expenditures  relating to such  acquisition  or merger that are  reasonably  anticipated  for the 12 month  period following such acquisition or merger) exceeds  $10,000,000,  (i) the Borrower shall have delivered to the Administrative Agent and each
Lender such details of such transaction as the Administrative  Agent or any Lender (through the Administrative  Agent) shall reasonably request,  and (ii) the Borrower  shall have  delivered to the  Administrative  Agent a certificate  of an  Authorized  Signatory of the
Borrower certifying that (A) each Loan Party is in pro-forma compliance with the terms,  covenants,  provisions,  and conditions of the
Loan Documents,  including,  without limitation,  Sections 6.1, 6.2, 6.3, 6.4, 6.5, 8.3(c),  8.3(d),  8.5(h),  8.5(o) and 8.7(d) hereof
(and attaching  calculations  with respect to Sections 6.1, 6.2, 6.3, 6.4, 6.5, 8.3(c),  8.3(d),  8.5(h),  8.5(o) and 8.7(d)),  and (B)
immediately  before and after giving effect to any such  acquisition or merger,  all  representations  and warranties  contained in the
Loan Documents are true and correct and no Default or Event of Default exists.

                  If the  aggregate  gross  consideration  for any such  acquisition  or merger  permitted by Section  8.3(b) or 8.3(d)
(including  capital  expenditures  relating to such  acquisition  or merger that are  reasonably  anticipated  for the 12 month  period following such  acquisition or merger)  exceeds  $20,000,000,  the Borrower shall have delivered to the  Administrative  Agent and each
Lender  an  independent  appraisal  of  each  Property  to be  acquired,  such  appraisal  to be in all  respects  satisfactory  to the
Administrative Agent.

                  Immediately  upon the  consummation of any acquisition or merger  permitted under Sections  8.5(a),  8.3(b),  8.3(c),
8.3(d),  8.3(e) or 8.3(f),  (i) each  applicable  Loan Party  shall  have  delivered  to the  Administrative  Agent such UCC  financing statements and other documents as the Administrative  Agent shall reasonably  require in order to grant to the  Administrative  Agent a first priority  perfected  security  interest in the Property  acquired under and pursuant to the Collateral  Documents,  subject to no
Liens  other than  Permitted  Liens,  (ii) if any Loan Party  shall have  created or  acquired a  Subsidiary  in  connection  with such acquisition,  such Subsidiary  shall have become a party to the Subsidiary  Guaranty and (iii) the Borrower shall have delivered to the
Administrative Agent such opinions and other documents as the Administrative Agent shall reasonably require in connection therewith.

8.4      Restricted Payments.

                  Declare or make any Restricted Payment, or permit any Loan Party so to do, except as follows:

                  any Subsidiary of the Parent may declare and make Restricted Payments to its parent from time to time;

                  the Parent may declare and pay  dividends  with respect to its Class A common Stock  payable  solely in shares of its
Class A common Stock; and

                  provided  that no Default or Event of Default shall exist  immediately  before or after giving  effect  thereto,  the
Parent may purchase  shares of its Class A common Stock in an  aggregate  amount not  exceeding:  (i)  $5,000,000  at any time when the
Total Leverage  Ratio is less than  6.25:1.00 and (ii) an additional  $5,000,000 at any time when the Total Leverage Ratio is less than
5:00:1.00.

8.5      Investments, Loans, Etc.

                  At any time, purchase or otherwise acquire,  hold or invest in the Stock of, or any other interest in, any Person, or make any loan or advance  (excluding  deposits or pledges  permitted under Section  8.2(iii)) to, or enter into any arrangement for the purpose of providing  funds or credit to, or make any other  investment,  whether by way of capital  contribution  or otherwise,  in or with any Person (all of which are sometimes referred to herein as “Investments”), or permit any Loan Party so to do, except:

                  Investments  in  short-term  domestic  and  eurodollar  certificates  of deposit  issued by any Lender,  or any other commercial bank, trust company or national banking  association  incorporated  under the laws of the United States or any State thereof and having undivided capital surplus and retained earnings exceeding $500,000,000;

                  Investments in short-term  direct  obligations of the United States of America or agencies thereof which  obligations are guaranteed by the United States of America;

                  Investments existing on the date hereof as set forth in Schedule 8.5(c) [UPDATE];

                  Investments  to the extent the same are  acquisitions  permitted  pursuant  to Section  8.3 and  Restricted  Payments permitted pursuant to Section 8.4;

                  Investments  by any Loan  Party in the form of  deposits  or  options  made in the  ordinary  course of  business  in connection with any proposed acquisition or acquisitions of Property permitted pursuant to the terms of this Agreement;

                  loans and advances to employees for travel and relocation purposes; and

                  loans and advances to employees for other valid  business  purposes  that do not exceed  $100,000 in the aggregate at any one time outstanding for the Parent and its Subsidiaries;

                  intercompany  Indebtedness  permitted pursuant to Section 8.1(a)(iv) and capital contributions made by any Loan Party in any other Loan Party,  provided that the aggregate amount of the intercompany loans made to, and capital  contributions made in, the
Other Media Subsidiaries  shall not exceed in the aggregate  $10,000,000 in any fiscal year and $25,000,000 from the Second Restatement
Date through the Maturity Date;

                  commercial paper or other short term obligations of any corporation  organized under the laws of the United States or any State thereof whose ratings,  at the time of the investment or contractual  commitment to invest therein,  from each of Moody's and
S&P are the highest investment category granted thereby;

                  investments  in money market funds  having a rating from each of Moody's and S&P in the highest  investment  category granted thereby;

                  bankers  acceptances  issued by any commercial  bank, trust company or national  banking  association  referred to in subsection (a) above;

                  repurchase  obligations  with respect to any security that is a direct  obligation  of, or fully  guaranteed  by, the
United States or any agency or  instrumentality  thereof the obligations of which are backed by the full faith and credit of the United
States,  in either case entered into with a commercial  bank,  trust  company or national  banking  association  (acting as  principal)
referred to in subsection (a) above;

                  repurchase  obligations  with respect to any security or whole loan  entered into with (i) a commercial  bank,  trust company or national  banking  association  (acting as principal)  described in subsection (a) above,  (ii) a  broker/dealer  (acting as principal)  registered as a broker or dealer under Section 15 of the Exchange Act the unsecured  short-term  debt  obligations of which are  rated  P-1 by  Moody's  and at least  A-1 by S&P at the  time of  entering  into  such  repurchase  obligation,  (iii) an  unrated broker/dealer,  acting as principal,  that is a wholly-owned  Subsidiary of a non-bank or bank holding company the unsecured short-term debt obligations of which are rated P-1 by Moody's and at least A-1 by S&P at the time of purchase;

                  promissory notes received in connection with a sale,  exchange or other disposition of Property  permitted by Section
8.7 to the extent that the receipt of such promissory notes is permitted by Section 8.7(d); and

                  other Investments (including partnerships,  joint ventures and joint operating  arrangements),  provided that (i) the aggregate amount of all such other  Investments made by the Parent and its  Subsidiaries  shall not exceed in the aggregate  $5,000,000 at any time and (ii)  immediately  before and after giving effect to each such Investment no Default or Event of Default shall or would exist.

8.6      Business Changes.

                  Engage in any material line of business  substantially  different  from those lines of business  carried on as of the
Second Restatement Date, or permit any Loan Party so to do; or

                  Permit the Parent to engage in any business other than the ownership of the Stock of its Subsidiaries  (including any
Unrestricted Subsidiary).

8.7      Sale of Property.

                  Sell,  exchange,  lease,  transfer or otherwise dispose of any Property to any Person, or permit any Loan Party so to do, except for:

                  sales,  exchanges,  leases,  transfers or other dispositions made in the ordinary course of business (which shall not include the sale or other  disposition  of all or  substantially  all of the Stock or assets of any  Broadcasting  Station or any other existing business of any Loan Party as of the Second Restatement Date (including,  without limitation,  magazine, Internet and software businesses) or involve an FCC license of any Loan Party);

                  transfers permitted by Sections 8.3, 8.4 and 8.5;

                  sales, exchanges,  leases,  transfers or other dispositions solely between or among any Loan Party and any other Loan
Party;

                  subject to the second to the last  paragraph  of this  Section  8.7, any Loan Party may sell or exchange any Property for its fair market value,  provided that (i) the aggregate gross  consideration  to be received by the Parent and its Subsidiaries for all Property that has been sold or exchanged  pursuant to the  provisions  of this Section  8.7(d) during the one year period ending on the date of the proposed sale or exchange  (including the Property then being  contemplated  to be sold or exchanged)  shall not exceed
$30,000,000,  (ii) the aggregate gross  consideration  to be received by the Parent and its Subsidiaries for all Property that has been sold or exchanged  pursuant to the provisions of this Section 8.7(d) during the period  commencing on the Second  Restatement  Date and ending through and including the date of the proposed sale or exchange  (including the Property then being  contemplated  to be sold or exchanged)  shall not exceed  $60,000,000,  (iii) at least 75% of the  consideration to be in respect of each sale or exchange shall be paid in  cash,  cash  equivalents  or  like-kind  assets,  provided  that  notwithstanding  such 75%  limitation,  the  Parent  and its
Subsidiaries  may receive  consideration  in respect of sales or exchanges  permitted  hereunder in the form of promissory notes of the purchaser not in excess of $5,000,000 in the aggregate for the Parent and its  Subsidiaries at any time  outstanding for all such sales and exchanges,  and (iv) immediately  before and after giving effect to the proposed sale or exchange  (including any related change in
Indebtedness),  all  representations  and warranties  contained in the Loan Documents shall be true and correct and no Default or Event of Default  shall exist,  provided  that the gross  consideration  received  from the  Designated  Transactions,  the KALC Sale and the
Houston  Transaction  shall be excluded for purposes of calculating the  $30,000,000  and $60,000,000  limits set forth in clauses (ii)
and (iii); and

                  If the  aggregate  gross  consideration  for any  such  sale or  exchange  permitted  under  Section  8.7(d)  exceeds
$10,000,000,  (i) the Borrower shall have  delivered to the  Administrative  Agent and each Lender such details of such  transaction as the Administrative  Agent or any Lender (through the Administrative  Agent) shall reasonably request,  and (ii) the Borrower shall have delivered to the Administrative  Agent a certificate of an Authorized  Signatory of the Borrower certifying that (A) each Loan Party is in pro-forma compliance with the terms, covenants,  provisions,  and conditions of the Loan Documents,  including,  without limitation,
Sections 6.1, 6.2,  6.3,  6.4, 6.5,  8.3(c),  8.3(d),  8.5(h),  8.5(o) and 8.7(d) hereof (and  attaching  calculations  with respect to
Sections 6.1, 6.2, 6.3, 6.4, 6.5, 8.3(c),  8.3(d),  8.5(h),  8.5(o) and 8.7(d)),  and (B) immediately before and after giving effect to any such sale or exchange  (including any related change in Indebtedness),  all  representations  and warranties  contained in the Loan
Documents  are true and correct  and no Default or Event of Default  exists.  In  connection  with any such sale or exchange  permitted under  Section  8.7(d),  (i) each  applicable  Loan Party shall have received fair value for the Property sold or exchanged and (ii) at least 75% of the  consideration  to be received in connection  with any such sale shall be in any  combination  of like-kind  property, cash or cash equivalents.

                  Upon the sale or disposal of the entire  assets of any Loan Party as provided in this  Section  8.7,  such Loan Party may be liquidated upon reasonable prior notice to the Administrative Agent, provided that the Borrower may not be liquidated.

8.8      Subsidiaries.

                  Own or create any Subsidiary,  or permit any Loan Party so to do, except for wholly-owned  Subsidiaries of the Parent and except that any Loan Party may create a wholly-owned  Subsidiary,  provided that (i) immediately  before and after giving effect to any such proposed  creation,  all  representations  and  warranties  contained in the Loan  Documents  shall be true and correct and no
Default or Event of Default shall exist;  (ii) each  applicable  Loan Party shall have delivered to the  Administrative  Agent such UCC financing  statements and other documents as the Administrative  Agent shall reasonably require in order to grant to the Administrative
Agent a first priority perfected security interest in the Stock and/or Property,  as applicable,  of such Subsidiary under and pursuant to the  Collateral  Documents,  subject to no Liens  other than  Permitted  Liens;  (iii) the  Subsidiary  shall  become a party to the
Subsidiary  Guaranty and (iv) the Borrower shall have delivered to the  Administrative  Agent such opinions and other  documents as the
Administrative Agent shall reasonably require in connection therewith.

8.9      Compliance with ERISA.

                  Adopt any Plan other than those listed in Schedule  4.14 [UPDATE] or permit any Loan Party so to do, or engage in any
“prohibited  transaction”,  as such term is defined in Section 4975 of the Code or Section 406 of ERISA,  with respect to any Plan,  or incur any “accumulated funding  deficiency”,  as such term is defined in Section 412 of the Code or Section 302 of ERISA, or terminate, or permit any Commonly  Controlled  Entity to terminate,  any Plan that would result in any liability of any Loan Party or any Commonly
Controlled  Entity to the PBGC, or permit the occurrence of any  Reportable  Event or any other event or condition that presents a risk of such a termination  by the PBGC of any Plan, or withdraw or effect a partial  withdrawal  from a  Multiemployer  Plan, or permit any
Commonly  Controlled Entity which is an employer under such a Multiemployer  Plan so to do, if any such withdrawal would result in such withdrawing employer incurring any withdrawal liability in excess of $250,000.

8.10     Certificate of Incorporation and By-laws; Certain Agreements.

                  Amend or otherwise modify (i) its certificate of incorporation,  bylaws or other organizational  documents, or permit any Loan Party so to do, in any way that would  adversely  affect the  interests of the Lenders or the Issuing Bank or the  obligations of any Loan Party under any of the Loan  Documents  or (ii) the Tax Sharing  Agreement,  except that the Tax Sharing  Agreement  may be amended to include  Unrestricted Parent Subsidiaries,  provided that any such amendment shall be in form and substance  satisfactory to the Administrative Agent.

8.11     Prepayments of Indebtedness.

                  Prepay or obligate itself to prepay,  in whole or in part, any  Indebtedness  (other than the Loans) prior to the due date thereof,  or permit any Loan Party so to do, other than (i) the  prepayment by any Loan Party of  Indebtedness  owing by such Loan
Party to any other Loan Party,  (ii) the  prepayment of  Indebtedness  permitted  under Section  8.1(a)(ii)  with the proceeds of other
Indebtedness  permitted under Section 8.1(a)(i) or (ii) or, subject to Sections  2.4(b)(v) and 2.5, with the proceeds of Class A common
Stock issued by the Parent, and (iii) as permitted by Section 8.17.

8.12     Accounting Practice; Fiscal Year.

                  Make any significant  change in accounting  treatment or reporting  practices,  except as required by GAAP, or change its fiscal year from a fiscal year  commencing  January 1st and ending  December 31st, or permit any Loan Party so to do; provided that any Loan Party may change to a fiscal year commencing January 1st and ending December 31st.

8.13     Limitation on Upstream Transfers.

                  Permit,  or permit any Loan Party,  to enter into or agree,  or otherwise  be or become  subject,  to any  agreement, contract or other  arrangement  (other than this  Agreement)  with any Person  pursuant to the terms of which (a) such Loan Party is or would be  prohibited  from making any  advances to the  Borrower or  declaring  or paying any cash  dividends on any class of its Stock owned directly or indirectly by the Borrower or any of the other  Subsidiaries or from making any other  distribution on account of any class of any such Stock (herein  referred to as “Upstream  Transfers”),  or (b) the declaration or payment of Upstream  Transfers on an annual or cumulative  basis is or would be otherwise  limited or restricted,  provided that the foregoing  shall not apply to customary restrictions  and  conditions  contained  in  agreements  relating to the sale of a Loan Party  pending such sale,  provided  that such restrictions and conditions apply only to the Loan Party that is to be sold and such sale is permitted hereunder.

8.14     Transactions with Affiliates.

                  Become,  or permit any Loan Party to become,  a party to any  transaction  with any  Affiliate of a Loan Party (other than a  transaction  solely  between Loan  Parties) on a basis less  favorable to such Loan Party in any material  respect than if such transaction were not with an Affiliate of a Loan Party.

8.15     Sale and Leaseback.

                  Enter into any arrangement  with any Person,  or permit any Loan Party so to do,  providing for the leasing by a Loan
Party of Property  which has been or is to be sold or  transferred  by a Loan Party to such Person or to any other Person to whom funds have been or are to be advanced by such Person on the security of such Property or rental obligations of a Loan Party.

8.16     Stock Issuance.

                  Issue  any  additional  shares of Stock,  or  permit  any Loan  Party so to do,  except  (i) the  Borrower  may issue additional  shares of its common Stock to the Parent,  subject to the Liens under the Loan  Documents,  (ii) any Loan Party (other than the Parent) may issue shares of its Stock to any other Loan Party,  subject to the Liens under the Loan  Documents,  and (iii)  subject to Sections 2.5(b) and 7.14, the Parent may issue shares of its Class A common Stock.

8.17     Subordinated Indentures.

                  (a)      Enter  into or  agree  to any  amendment,  modification  or  waiver  of any  term or  condition  of the 1997
Subordinated  Indenture,  the 1997  Subordinated  Indenture Notes, the 1997  Subordinated  Indenture  Guaranty,  the 2001  Subordinated
Indenture,  the 2001 Subordinated Indenture Notes or the 2001 Subordinated  Indenture Guaranty or purchase,  redeem or make any payment with  respect to  Indebtedness  under the 1997  Subordinated  Indenture  Notes,  the 1997  Subordinated  Indenture  Guaranty,  the 2001
Subordinated  Notes or the 2001  Subordinated  Indenture  Guaranty,  or permit any Loan Party so to do,  except the  Borrower  may make required payments to the extent expressly permitted pursuant to the subordination terms set forth therein.

                  (b)      Permit any Subsidiary of the Parent (including any Unrestricted  Parent  Subsidiary) to be a party to either the 1997 Subordinated  Indenture Guaranty or the 2001 Subordinated  Indenture Guaranty if such Subsidiary is not a Subsidiary Guarantor party to the Subsidiary Guaranty.

8.18     Federal Reserve Regulations.

                  (a)      Own, or permit any of its  Subsidiaries  to own,  Margin  Stock in excess of 25% (or such  greater or lesser percentage as is provided in the  exclusions  from the definition of  “Indirectly  Secured”  contained in Regulation U in effect at the time of the making of each Loan or the  issuance of each  Letter of Credit) of the value of the assets of (i) the  Borrower or (ii) the
Borrower and its Subsidiaries on a Consolidated basis.

                  (b)      Own, or permit any of its  Subsidiaries  to own,  Margin Stock which,  when aggregated with any Margin Stock owned by the Parent and its  Subsidiaries  (excluding  the  Borrower  and its  Subsidiaries),  is in excess of 25% (or such  greater or lesser percentage as is provided in the exclusions from the definition of “Indirectly  Secured”  contained in Regulation U in effect at the time of the  making of each Loan or the  issuance  of each  Letter of  Credit) of the value of the assets of (i) the Parent and its
Subsidiaries on a Consolidated  basis or (ii) the Parent and its  Subsidiaries  (including the Unrestricted  Parent  Subsidiaries) on a
Consolidated basis.

                  (c)      Own, or permit any of its  Subsidiaries  to own,  Margin Stock which,  when aggregated with any Margin Stock owned by the  Parent and its  Subsidiaries  (including  the  Parent  Unrestricted  Subsidiaries  but  excluding  the  Borrower  and its
Subsidiaries),  is in excess of 25% (or such greater or lesser  percentage  as is provided in the  exclusions  from the  definition  of
“Indirectly  Secured”  contained  in  Regulation  U in effect at the time of the making of each Loan or the  issuance of each Letter of
Credit)  of the  value of the  assets of (i) the  Parent  and its  Subsidiaries  on a  Consolidated  basis or (ii) the  Parent  and its
Subsidiaries (including the Unrestricted Parent Subsidiaries) on a Consolidated basis.

8.19     Change in Name, Jurisdiction of Organization; Nature of Business.

                  Change  its legal  name or the  jurisdiction  of its  organization,  make any  material  change in the  nature of its business,  taken as a whole,  as conducted  on the Second  Restatement  Date,  or convert its form of  organization  to another form of organization,  or permit any Loan Party so to do,  except  that any Loan Party  (other  than the  Borrower)  may change its name or the jurisdiction  of its  organization or convert its form of organization  to a corporation or limited  liability  company,  provided that such Loan  Party (i)  shall  provide  to the  Administrative  Agent 30 days (or such  lesser  period  as shall be  satisfactory  to the
Administrative  Agent) prior written  notice of such change or  conversion,  (ii) no fewer than 10 days (or such lesser period as shall be  satisfactory to the  Administrative  Agent) prior to the applicable  change or conversion,  shall have taken all steps necessary or reasonably  required by the  Administrative  Agent to maintain its  guaranty and the  perfection  of the  Security  Interest  under the
Subsidiary  Guaranty  and (iii)  shall  deliver to the  Administrative  Agent such  certificates,  Uniform  Commercial  Code  financing statements, legal opinions and other documents as the Administrative Agent shall reasonably require.

8.20     Lease Obligations.

                  Create or suffer to exist any  obligations  for the payment of rent by the Borrower  for any Property  under lease or agreement to lease, or permit any Loan Party so to do, except for:

                  leases in existence on the Second Restatement Date and any renewal, extension or refinancing thereof;

                  operating leases in the ordinary course of business entered into or assumed after the Second Restatement Date; and

                  capital leases other than those  permitted  under clauses (a) and (b) of this Section,  entered into after the Second
Restatement Date to finance the acquisition of equipment to the extent the  Indebtedness  evidenced by such capital leases is permitted under Section 8.1.

8.21     Unrestricted Parent Subsidiary.

                  (a)      Own,  or permit any Loan Party  (other than the Parent) to own,  directly  or  indirectly,  any Stock of any
Unrestricted Parent Subsidiary.

                  (b)      Permit  the Parent to create or acquire  any  Unrestricted  Parent  Subsidiary  unless (i) the Parent  shall provided to the  Administrative  Agent notice  thereof and such  information  related  thereto as the  Administrative  Agent shall have reasonably requested in connection  therewith and (ii) immediately before and after giving effect to such creation or acquisition,  all representations  and  warranties  contained in the Loan  Documents  shall be true and correct and no Default or Event of Default  shall exist.

9.       DEFAULT

9.1      Events of Default.

                  The following shall each constitute an “Event of Default” hereunder:

                  The failure of the Borrower to pay any installment of principal on any Note or any  reimbursement  payment in respect of a Letter of Credit on the date when due and payable; or
                  The failure of the Borrower to pay any  installment  of interest or any other fees or expenses  payable  hereunder or under or in connection with any other Loan Documents within three Business Days of the date when due and payable; or

                  The use by the  Borrower  of the  proceeds  of any Loan or  Letter  of  Credit  in a manner  inconsistent  with or in violation of Section 2.7; or

                  The failure of any Loan Party to observe or perform any  covenant or  agreement  contained in Section 6, Section 7.3,
7.5, 7.10, 7.11, 7.12 or 7.13, or Section 8; or

                  The  failure of any Loan Party to  observe or perform  any other  term,  covenant,  or  agreement  contained  in this
Agreement and such failure shall have continued  unremedied  for a period of 30 days after the Borrower  shall have obtained  knowledge thereof; or

                  Any  representation  or warranty of any Loan Party (or of any officer on its behalf) made in any Loan  Document or in any  certificate,  report,  opinion (other than an opinion of counsel) or other document  delivered or to be delivered  pursuant to any
Loan Document,  shall prove to have been incorrect or misleading  (whether because of misstatement or omission) in any material respect when made; or

                  Any  obligation  of the Parent or any of its  Subsidiaries  (other than its  obligations  under the Loan  Documents), whether as principal,  guarantor,  surety or other obligor,  for the payment or purchase of any  Indebtedness or operating  lease(s) in excess of $500,000 in the  aggregate,  (i) shall  become or shall be declared  to be due and payable  prior to the  expressed  maturity thereof,  or (ii) shall not be paid or purchased when due or within any grace period for the payment or purchase thereof,  or (iii) the holder of any such  Indebtedness  or  obligation(s)  in excess of  $500,000  in the  aggregate  shall  have the right to  declare  such
Indebtedness or obligation(s) due and payable or require the purchase thereof prior to the expressed maturity thereof; or

                  The Parent or any of its  Subsidiaries  shall (i) except as permitted by Sections 8.3 and 8.7 and except with respect to an Unrestricted  Parent  Subsidiary,  suspend or discontinue its business,  or (ii) make an assignment for the benefit of creditors, or (iii)  generally  not be paying its debts as such debts become due, or (iv) admit in writing its  inability to pay its debts as they become due, or (v) file a voluntary petition in bankruptcy,  or (vi) become insolvent (however such insolvency shall be evidenced),  or
(vii) file any petition or answer seeking for itself any reorganization,  arrangement,  composition,  readjustment of debt, liquidation or dissolution or similar relief under any present or future  statute,  law or regulation of any  jurisdiction,  or (viii)  petition or apply to any tribunal for any receiver,  custodian or any trustee for any substantial  part of its Property,  or (ix) be the subject of any such  proceeding  filed  against it which  remains  undismissed  for a period of 60 days,  or (x) file any answer  admitting or not contesting the material  allegations of any such petition filed against it or of any order,  judgment or decree approving such petition in any such proceeding,  or (xi) seek, approve, consent to, or acquiesce in any such proceeding,  or in the appointment of any trustee, receiver,  custodian,  liquidator,  or fiscal agent for it, or any substantial part of its Property,  or an order is entered appointing any such  trustee,  receiver,  custodian,  liquidator  or fiscal agent and such order remains in effect for 60 days, or (xii) except as permitted  by  Sections  8.3 and 8.7,  take any formal  action for the  purpose of  effecting  any of the  foregoing  or looking to the liquidation or dissolution of the Parent or such  Subsidiary  (except with respect to the liquidation or dissolution of an Unrestricted
Parent Subsidiary); or

                  An order for relief is entered under the United States  bankruptcy  laws or any other decree or order is entered by a court having  jurisdiction (i) adjudging the Parent or any of its  Subsidiaries a bankrupt or insolvent,  or (ii) approving as properly filed a petition seeking reorganization,  liquidation,  arrangement, adjustment or composition of or in respect of the Parent or any of its  Subsidiaries  under the  United  States  bankruptcy  laws or any other  applicable  Federal or state law,  or (iii)  appointing  a receiver, liquidator,  assignee, trustee, custodian,  sequestrator (or other similar official) of the Parent or any of its Subsidiaries or of any  substantial  part of the Property  thereof,  or (iv) ordering the winding up or  liquidation of the affairs of the Parent or any of its Subsidiaries, and any such decree or order continues unstayed and in effect for a period of 60 days; or

                  Any  judgments or decrees  against the Parent or any of its  Subsidiaries  (to the extent not covered by  independent third-party  insurance as to which the insurer does not dispute coverage)  aggregating in excess of $500,000 for all such parties shall remain unpaid, unstayed on appeal, undischarged, unbonded or undismissed for a period of 30 days; or

                  The  occurrence  of an Event of  Default  under  and as  defined  in any  Collateral  Document  or any  Reimbursement
Agreement; or

                  Any of the Loan Documents shall cease,  for any reason,  to be in full force and effect other than in accordance with its terms, or any Loan Party shall so assert in writing or shall disavow its obligations thereunder; or

                  The FCC or any other Governmental Authority revokes or fails to renew any license,  permit or franchise of the Parent or any of its  Subsidiaries,  or the Parent or any of its  Subsidiaries for any reason loses any license,  permit or franchise,  or the
Parent or any of its  Subsidiaries  suffers  the  imposition  of any  restraining  order,  escrow,  suspension  or  impound of funds in connection  with any  proceeding  (judicial or  administrative)  with respect to any license,  permit or franchise,  to the extent such revocation,  failure to renew,  loss or imposition (i) pertains to the main broadcasting  license of any Broadcasting  Station operated by the Parent or any of its Subsidiaries or (ii) is reasonably likely to have a Material Adverse Effect; or

                  The occurrence of a Material Adverse Change; or

                  A Change of Control shall occur.

         Upon the occurrence of an Event of Default or at any time thereafter during the continuance  thereof,  (a) if such event is an
Event of Default  specified in clauses (h) or (i) above, the RC Commitments and the Letter of Credit  Commitment shall  immediately and automatically  terminate and the Loans,  all accrued and unpaid  interest  thereon and all other amounts owing under the Loan Documents shall  immediately  become due and payable,  and the  Administrative  Agent may, and upon the direction of the Required  Lenders shall, exercise  any and all remedies and other rights  provided  pursuant to the Loan  Documents  and (b) if such event is any other Event of
Default,  any or all of the following  actions may be taken: (i) with the consent of the Required  Lenders,  the  Administrative  Agent
may, and upon the direction of the Required  Lenders shall,  by notice to the Borrower,  declare the RC  Commitments  and the Letter of
Credit Commitment to be terminated  whereupon the RC Commitments and the Letter of Credit Commitment shall immediately  terminate,  and
(ii) with the consent of the Required Lenders,  the Administrative  Agent may, and upon the direction of the Required Lenders shall, by notice of default to the Borrower,  declare the Loans,  all accrued and unpaid  interest  thereon and all other amounts owing under the
Loan Documents to be due and payable  forthwith,  whereupon the same shall immediately  become due and payable,  and the Administrative
Agent may, and upon the direction of the Required  Lenders shall,  exercise any and all remedies and other rights provided  pursuant to the Loan Documents.  Except as otherwise provided in this Section 9.1, presentment,  demand,  protest and all other notices of any kind are hereby  expressly  waived to the extent  permitted by applicable  law. The Borrower hereby further  expressly  waives and covenants not to assert any  appraisement,  valuation,  stay,  extension,  redemption or similar laws, to the extent permitted by applicable law, now or at any time  hereafter in force,  which might delay,  prevent or otherwise  impede the  performance or enforcement of any of the
Loan  Documents.  In the event that the  Administrative  Agent  shall fail or refuse so to proceed,  the  Issuing  Bank and each Lender shall be entitled to take such action as the Required Lenders shall deem appropriate to enforce its rights under the Loan Documents.

         In the event that the RC Commitments or the Letter of Credit  Commitment  shall have been terminated or all of the Notes shall have been declared due and payable  pursuant to the provisions of this Section 9.1, (i) the Borrower shall forthwith  deposit an amount equal to the  Letter  of  Credit  Exposure  in a cash  collateral  account  with  and  under  the  sole  dominion  and  control  of the
Administrative  Agent and (ii) the Lenders and the Issuing  Bank agree,  among  themselves,  that any funds  received in respect of the
Loan  Documents  from or on behalf of the Borrower by any of the Lenders or the Issuing Bank  (except  funds  received by any Lender or the Issuing Bank as a result of a purchase pursuant to the provisions of Section 11.9) shall be remitted to the  Administrative  Agent, and shall be applied by the  Administrative  Agent in payment of the Loans,  the  Reimbursement  Obligations and the obligations of the
Borrower under the Loan Documents in the following  manner and order:  (1) first, to reimburse the  Administrative  Agent,  the Issuing
Bank and the Lenders for any expenses due from the Borrower  pursuant to the provisions of Section 11.5; (2) second,  to the payment of the Commitment  Fee, and Letter of Credit Fee, pro rata  according to the RC Commitment  Percentage of each Lender;  (3) third,  to the payment of any other fees,  expenses or amounts (other than the principal of and interest on the Notes, the  Reimbursement  Obligations and any obligations to any Lender (and any Affiliate of any Lender) arising out of any Interest Rate  Protection  Arrangement)  payable by the Borrower to the  Administrative  Agent,  the Issuing Bank or any of the Lenders  under the Loan  Documents;  (4) fourth,  to the payment, pro rata according to the outstanding Loans of each Lender and outstanding  Reimbursement  Obligations  including any interest by a Lender therein),  of interest due thereon; (5) fifth, on a pro rata basis, to the payment of (A) the principal  outstanding on the
Notes, pro rata according to each Lender's  outstanding  Loans, (B) the principal  outstandings on the Reimbursement  Obligations,  pro rata according to the Issuing Bank's and each other Lender's interest  therein,  and (C) the obligations of the Borrower to the Lenders
(and any Affiliate of any Lender) arising out of any Interest Rate Protection  Arrangements;  and (6) sixth,  any remaining funds shall be paid to whomsoever shall be entitled thereto or as a court of competent jurisdiction shall direct.

10.      THE ADMINISTRATIVE AGENT

10.1     Appointment.

                  Each Lender hereby irrevocably  designates and appoints BNY as the  Administrative  Agent of such Lender under and in connection with the Loan Documents.  Each such Lender hereby  irrevocably  authorizes BNY as the  Administrative  Agent for such Lender to take such action on its behalf under the  provisions  of the Loan  Documents  and to exercise such powers and perform such duties as are  expressly  delegated  to the  Administrative  Agent by the terms of the Loan  Documents,  together  with such other  powers as are reasonably  incidental  thereto.  Notwithstanding  any provision to the contrary  elsewhere in this  Agreement or any of the other Loan
Documents,  the Administrative Agent shall have no duties or  responsibilities,  except those expressly set forth herein or therein, or any fiduciary relationship with any Lender, and no implied covenants, functions,  responsibilities,  duties, obligations or liabilities shall be read into the Loan Documents or otherwise exist against the Administrative Agent.

10.2     Delegation of Duties.

                  The  Administrative  Agent  may  execute  any of its  duties  under  the  Loan  Documents  by or  through  agents  or attorneys-in-fact and shall be entitled to rely upon the advice of counsel concerning all matters pertaining to such duties.

10.3     Exculpatory Provisions.

                  Neither  the  Administrative  Agent nor any of its  officers,  directors,  employees,  agents,  attorneys-in-fact  or affiliates  shall be (i) liable for any action  lawfully taken or omitted to be taken by it or such Person under or in connection  with the Loan  Documents  (except for its own gross  negligence  or willful  misconduct),  or (ii)  responsible  in any manner to any of the
Lenders for any recitals,  statements,  representations  or warranties made by any Loan Party or any officer  thereof  contained in the
Loan  Documents  or in any  certificate,  report,  statement  or other  document  referred  to or  provided  for in, or received by the
Administrative  Agent  under or in  connection  with,  the Loan  Documents  or for the  value,  validity,  effectiveness,  genuineness, enforceability  or  sufficiency  of any of the Loan  Documents  or for any failure of the  Borrower or any other  Person to perform its obligations  hereunder or thereunder.  The  Administrative  Agent shall be under no obligation to any Lender to ascertain or to inquire as to the  observance or performance of any of the  agreements  contained in, or conditions of, the Loan  Documents,  or to inspect the properties,  books or  records  of the  Parent  or any of its  Subsidiaries.  The  Administrative  Agent  shall  have no  liability  or responsibility  whatsoever to the Borrower or any other Person as a consequence of any failure or delay in performance,  or any breach, by the Issuing Bank or any Lender of any of its obligations under any of the Loan Documents.

10.4     Reliance by Administrative Agent.

                  The  Administrative  Agent shall be entitled to rely,  and shall be fully  protected  in relying,  upon any  writing, resolution,  notice, consent,  certificate,  affidavit,  opinion,  letter,  cablegram,  telegram,  telecopy, telex or teletype message, statement,  order or other document or conversation  believed by it to be genuine and correct and to have been signed,  sent or made by the proper Person or Persons and upon advice and  statements  of legal  counsel  (including,  without  limitation,  counsel to any Loan
Party),  independent  accountants and other experts  selected by it. Subject to Section 11.7, the  Administrative  Agent may treat each
Lender as the  holder of all of the  interests  of such  Lender in its RC  Commitment  and in its Loans and Notes.  The  Administrative
Agent shall have no duty to examine or pass upon the validity,  effectiveness  or genuineness of the Loan Documents or any  instrument, document or communication  furnished pursuant thereto or in connection  therewith,  and the  Administrative  Agent shall be entitled to assume that the same are valid,  effective  and  genuine,  have been signed or sent by the proper  parties and are what they purport to
be. The  Administrative  Agent shall be fully  justified in failing or refusing to take any action under the Loan  Documents  unless it shall first receive such advice or concurrence  of the Required  Lenders as it deems  appropriate.  The  Administrative  Agent shall in all cases be fully  protected in acting,  or in refraining  from acting,  under the Loan Documents in accordance  with a request of the
Required  Lenders,  and such request and any action taken or failure to act pursuant  thereto shall be binding upon all the Lenders and all future holders of the Notes.

10.5     Notice of Default.

                  The  Administrative  Agent shall not be deemed to have  knowledge or notice of the occurrence of any Default or Event of Default  hereunder  unless it has received  written notice thereof from the Issuing Bank, a Lender,  the Borrower or the Parent.  In
the event that the  Administrative  Agent receives such a notice,  it shall promptly give notice thereof to the Issuer and the Lenders.
The  Administrative  Agent shall take such action with respect to such Default or Event of Default as shall be  reasonably  directed by the Required  Lenders;  provided,  however,  that unless and until the  Administrative  Agent shall have received such directions,  the
Administrative  Agent may (but shall not be obligated  to) take such action,  or refrain from taking such action,  with respect to such
Default or Event of Default as it shall deem to be in the best interests of the Lenders.

10.6     Non-Reliance.

                  Each  Lender  expressly  acknowledges  that  neither the  Administrative  Agent nor any of its  officers,  directors, employees,  agents,  attorneys-in-fact  or  affiliates  has  made  any  representations  or  warranties  to it and  that  no act by the
Administrative  Agent  hereinafter,  including  any  review  of the  affairs  of the  Parent  or its  Subsidiaries,  shall be deemed to constitute any  representation or warranty by the  Administrative  Agent to any Lender.  Each Lender  represents to the  Administrative
Agent that it has,  independently and without reliance upon the  Administrative  Agent or any other Lender, and based on such documents and information as it has deemed  appropriate,  made its own evaluation of and investigation into the business,  operations,  Property, financial and other  condition and  creditworthiness  of the Parent and its  Subsidiaries  and made its own decision to enter into this
Agreement.  Each Lender also represents that it will,  independently  and without reliance upon the  Administrative  Agent or any other
Lender,  and based on such  documents  and  information  as it shall  deem  appropriate  at the time,  continue  to make its own credit analysis,  evaluations  and decisions in taking or not taking  action under this  Agreement or any of the Loan  Documents,  and to make such investigation as it deems necessary to inform itself as to the business,  operations,  Property, financial and other condition and creditworthiness  of the Parent and its  Subsidiaries.  Except for  notices,  reports  and other  documents  expressly  required  to be furnished to the Lenders by the  Administrative  Agent hereunder,  the  Administrative  Agent shall have no duty or  responsibility  to provide any Lender with any credit or other information concerning the business,  operations,  Property,  financial and other condition or  creditworthiness  of the Parent or its Subsidiaries  which may come into the possession of the  Administrative  Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

10.7     Indemnification.

                  Each  Lender  agrees to  indemnify  the  Administrative  Agent in its  capacity  as such (to the extent not  promptly reimbursed  by or on behalf of the Borrower  and without  limiting  the  obligation  of the Borrower or any other Loan Party to do so), ratably  according  to its Credit  Exposure at such time,  from and  against  any and all  liabilities,  obligations,  claims,  losses, damages, penalties,  actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever including,  without limitation, any amounts paid to the Lenders (through the Administrative  Agent) by any Loan Party pursuant to the terms of any Loan Document,  that are  subsequently  rescinded  or avoided,  or must  otherwise  be  restored  or  returned)  which may at any time  (including,  without limitation,  at any time following the payment of the Notes) be imposed on, incurred by or asserted  against the  Administrative  Agent in any way relating to or arising out of this Agreement,  the other Loan Documents or any other  documents  contemplated by or referred to herein or the transactions  contemplated  hereby or any action taken or omitted to be taken by the Administrative  Agent under or in connection  with any of the  foregoing;  provided,  however,  that no Lender  shall be liable for the  payment  of any  portion of such liabilities,  obligations,  losses,  damages,  penalties,  actions,  judgments,  suits, costs,  expenses or disbursements to the extent resulting directly and primarily from the gross negligence or willful  misconduct of the  Administrative  Agent. The agreements in this
Section 10.7 shall survive the payment of the Notes and all other amounts payable under the Loan Documents.

10.8     Administrative Agent in its Individual Capacity.

                  BNY and its  Affiliates,  may make loans to,  accept  deposits  from,  issue letters of credit for the account of and generally engage in any kind of business with, the Parent and its Subsidiaries as though BNY were not the  Administrative  Agent.  With respect to the RC Commitment  made by BNY and each Note issued to BNY, the  Administrative  Agent shall have the same rights and powers under this  Agreement  and the other Loan  Documents as any Lender and may  exercise  the same as though it was not the  Administrative
Agent or the Issuing Bank, and the terms “Lender” and “Lenders” shall in each case include BNY.

10.9     Successor.

                  If at any time the  Administrative  Agent deems it advisable,  in its sole  discretion,  it may submit to each of the
Lenders a written  notification of its resignation as Administrative  Agent under the Loan Documents,  such resignation to be effective on the  later  to occur of (i) the  thirtieth  day  after  the  date of such  notice  and  (ii)  the  date  upon  which  any  successor
Administrative  Agent, in accordance  with the provisions of this Section 10.9,  shall have accepted in writing its appointment as such successor  Administrative  Agent. Upon any such resignation of the  Administrative  Agent, the Required Lenders shall have the right to appoint from among the Lenders a successor  Administrative  Agent.  If no successor  Administrative  Agent shall have been so appointed by the Required  Lenders and accepted such  appointment  within 30 days after the retiring  Administrative  Agent's giving of notice of resignation,  then the retiring  Administrative Agent may, on behalf of the Lenders,  appoint a successor  Administrative  Agent, which successor  Administrative  Agent shall be a commercial  bank  organized  under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least  $100,000,000.  Upon the acceptance of any appointment as  Administrative
Agent by a successor  Administrative  Agent, such successor  Administrative Agent shall thereupon succeed to and become vested with all the rights,  powers,  privileges and duties of the retiring  Administrative  Agent,  and the retiring  Administrative  Agent's  rights, powers,  privileges  and duties as  Administrative  Agent under the Loan Documents  shall be  terminated.  The Borrower and the Lenders shall execute such documents as shall be necessary to effect such appointment.  After any retiring  Administrative  Agent's resignation as  Administrative  Agent, the provisions of Section 10 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was  Administrative  Agent under the Loan  Documents.  If at any time hereunder there shall not be a duly appointed and acting
Administrative  Agent,  the  Borrower  agrees to make (or cause to be made) each payment due under the Loan  Documents  directly to the
Persons entitled thereto during such time.

10.10    Updating Exhibits and Schedules.

                  The  Administrative  Agent is hereby  authorized and directed from time to time to (i) amend Exhibit A to reflect the
RC  Commitments of each Lender as of the date of each  assignment  pursuant to Section 11.7 and, in connection  therewith,  the Lending
Offices and address for notices of each assignee  “Lender”,  (ii) amend  Schedule  1.1(L) to reflect any change of address of which the
Administrative  Agent has received  written  notice  pursuant to Section  11.2,  and (iii) in each such case, to send a copy thereof to each party hereto.

10.11    The Lead Arranger and Agents.

                  The Lead  Arranger,  the  Documentation  Agent,  the  Syndication  Agent and the  Co-Agents  shall  have no duties or obligations under the Loan Documents in their respective  capacities as Lead Arranger,  Documentation  Agent, the Syndication Agent and
Co-Agents.  The Lead  Arranger,  the  Documentation  Agent,  the  Syndication  Agent and the  Co-Agents  shall be  entitled to the same protections,  indemnities  and rights,  and subject to the same standards with respect to their actions,  inactions and duties,  as the
Administrative Agent.

11.      MISCELLANEOUS

11.1     Amendments and Waivers.

                  With the written consent of the Required Lenders, which consent may be transmitted by telecopier,  the Administrative
Agent and the appropriate  Loan Parties may, from time to time,  enter into written  amendments,  supplements or  modifications  of the
Loan  Documents  and,  with the consent of the  Required  Lenders,  the  Administrative  Agent on behalf of the Lenders may execute and deliver to any such parties a written  instrument  waiving or  consenting to the  departure  from, on such terms and  conditions as the
Administrative  Agent may specify in such instrument,  any of the requirements of the Loan Documents or any Default or Event of Default
and its consequences; provided, however, that:

                  no such  amendment,  supplement,  modification,  waiver or consent shall,  without the written  consent of all of the
Lenders,  (i) increase the RC Commitments (other than pursuant to Section 2.4(d)) or the Letter of Credit  Commitment,  (ii) extend the
Maturity Date or the RC Commitment  Termination  Date,  (iii) extend the date or decrease the amount of any mandatory  reduction of the
RC Commitments  pursuant to Section 2.4(b)(i),  (iv) decrease the interest rate, extend the time, forgive or change the pro rata method of payment of interest or principal on or  applicable  to any Note or  Reimbursement  Obligation,  (v) decrease the amount,  extend the time,  forgive or change the pro rata method of payment of the  Commitment  Fee, or the Letter of Credit Fee,  (vi)  release all or any part of the Collateral,  the Parent  Guaranty or the Subsidiary  Guaranty except in connection with a permitted sale or other permitted disposition of the  Collateral or the applicable  Subsidiary  Guarantor,  as the case may be, or to the extent that the  Administrative
Agent shall be required or permitted to do so under the terms and  provisions  of the Loan  Documents,  (vii) change the  definition of
Required  Lenders,  (viii) change the sharing  provisions  among the Lenders,  (ix) change the several nature of the obligations of the
Lenders to make Loans and  participate  in Letters of Credit,  or (x) change the provisions of Sections 2.9, 2.10,  2.11,  2.13,  2.14,
11.1, 11.7(a) or 11.11;

                  without the written consent of the Administrative Agent, no such amendment, supplement,  modification or waiver shall amend,  modify or waive any provision of Section 10 or otherwise  change any of the rights or obligations of the  Administrative  Agent under the Loan Documents; and

                  without the written consent of the Issuing Bank, no such amendment,  supplement,  modification or waiver shall amend, modify or waive any  provision  relating to the Issuing  Bank,  the Letter of Credit  Commitment  or the Letters of Credit or otherwise change any of the rights or obligations of the Issuing Bank hereunder or under the other Loan Documents.

                  Any such  amendment,  supplement,  modification  or waiver  shall  apply  equally to each of the Lenders and shall be binding upon the parties to the applicable  agreement,  the Lenders, the Administrative  Agent, the Issuing Bank and all future holders of the Notes and the Reimbursement  Obligations.  In the case of any waiver, the parties to the applicable agreement,  the Lenders, the
Administrative  Agent,  and the Issuing  Bank shall be restored to their former  position  and rights  under the Loan  Documents to the extent  provided for in such waiver,  and any Default or Event of Default waived shall not extend to any subsequent or other Default or
Event of Default, or impair any right consequent thereon.

                  Notwithstanding  the foregoing and in  connection  with the  consummation  of the Common Ground  Reorganization,  the
Administrative Agent may release Common Ground Broadcasting,  Inc. and Caron Broadcasting,  Inc. and certain of their respective assets from the  Subsidiary  Guaranty (the “Common  Ground  Collateral  Release”)  upon the receipt by the  Administrative  Agent of a written notice from the Borrower stating that the Common Ground Reorganization will be consummated within the following five Business Days.

11.2     Notices.

                  Except as otherwise  expressly provided herein,  all notices,  requests and demands to or upon the respective parties hereto to be effective shall be in writing and, unless otherwise  expressly  provided  herein,  shall be deemed to have been duly given or made (i) when  delivered by hand,  (ii) one Business Day after having been sent by overnight  courier  service,  (iii) five Business
Days after having been deposited in the mail,  first-class  postage prepaid,  or (iv) in the case of telecopier  notice,  when sent and transmission  confirmed  (which  may  include  electronic  confirmation),  addressed  as  follows  in the  case  of the  Borrower,  the
Administrative  Agent and the Issuing Bank, and as set forth in Schedule 1.1(L) [UPDATE] hereto in the case of each of the Lenders,  or to such other addresses as to which the  Administrative  Agent may be hereafter notified by the respective parties hereto or any future holders of the Notes:

                  The Borrower:

                  Salem Communications Holding Corporation
                  4880 Santa Rosa Road, Suite 300
                  Camarillo, California  93012
                  Attention:        David Evans,
                                    Senior Vice President and
                                    Chief Financial Officer
                  Telephone:        (805) 987-0400 (ext. 1031)
                  Telecopy:         (805) 384-4532

                  with a copy to:

                  Salem Communications Corporation
                  4880 Santa Rosa Road, Suite 300
                  Camarillo, California  93012
                  Attention:        Jonathan L. Block, Esq.,
                                    Secretary
                  Telephone:        (805) 987-0400 (ext. 1106)
                  Telecopy:         (805) 384-4505

                  The Administrative Agent, the Issuing Bank and/or BNY:

                  The Bank of New York
                  Media and Telecommunications Division
                  One Wall Street, 16th Floor
                  New York, New York 10286
                  Attention:        Stephen M. Nettler,
                                    Vice President
                  Telephone:        (212) 635-8699
                  Telecopy:         (212) 635-8595

with a copy to, in the case of all Borrowing  Requests and Letter of Credit  Requests,  prepayment  notices  under  Section  2.5(a) and conversion notices under Section 2.8, and to the attention of, in the case of all fundings by the Lenders:

                  The Bank of New York, as Administrative Agent
                  Agency Function Administration
                  One Wall Street, 18th Floor
                  New York, New York 10286
                  Attention:        Renee Dudley
                  Telephone:        (212) 635-4975
                  Telecopy:         (212) 635-6365 (or 6366/6367)

except that any  notice,  request or demand by the  Borrower  to or upon the  Administrative  Agent,  the  Issuing  Bank or the Lenders
pursuant to Section 2.3, 2.4, 2.5, 2.8 or 2.18 shall not be effective until received.

11.3     No Waiver; Cumulative Remedies.

                  No failure to exercise and no delay in exercising,  on the part of the Administrative  Agent, the Issuing Bank or any
Lender,  any right,  remedy,  power or privilege  under any Loan Document  shall operate as a waiver  thereof;  nor shall any single or partial  exercise of any right,  remedy,  power or privilege under any Loan Document  preclude any other or further exercise thereof or the exercise of any other right,  remedy,  power or privilege.  The rights,  remedies,  powers and privileges  under the Loan Documents are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

11.4     Survival of Representations and Warranties.

                  All  representations  and warranties made hereunder and in any document,  certificate or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement, the Notes and the other Loan Documents.

11.5     Payment of Expenses and Taxes.

                  The Borrower agrees,  promptly upon presentation of a statement or invoice  therefor,  and whether or not any Loan is made or Letter of Credit is issued,  (i) to pay or reimburse  the  Administrative  Agent and the  Arranger for all their  out-of-pocket reasonable  costs and expenses  incurred in  connection  with the  development,  preparation,  execution  and  syndication  of, and any amendment,  waiver, consent,  supplement or modification to, the Loan Documents, any documents prepared in connection therewith and the consummation  of the  transactions  contemplated  hereby and thereby,  whether  such Loan  Documents  or any such other  documents  are executed and whether the transactions  contemplated  thereby are consummated,  including,  without limitation,  the reasonable fees and disbursements of Special  Counsel,  (ii) to pay or reimburse the  Administrative  Agent, the Issuing Bank, the Arranger and the Lenders
for all of their respective  reasonable costs and expenses incurred in connection with the workout,  enforcement or preservation of any rights under the Loan Documents and any such documents,  including,  without  limitation,  reasonable fees and disbursements of counsel
(including  the  allocated  cost of internal  counsel) to the  Administrative  Agent,  the Issuing  Bank,  the Arranger and the Lenders
including,  without  limitation,  reasonable  expenses of the  Administrative  Agent, the Issuing Bank, the Arranger and the Lenders in
connection with or attributable to commercial finance examiners,  accountants,  investment banks and environmental  consultants,  (iii)
to pay,  indemnify,  and hold each Lender,  the  Administrative  Agent,  the Issuing Bank and the Arranger  harmless  from, any and all recording and filing fees and any and all liabilities with respect to, or resulting from any delay in paying,  stamp,  excise and other
Taxes,  if any, which may be payable or determined to be payable in connection  with the execution and delivery of, or  consummation of any of the  transactions  contemplated  by, or any  amendment,  supplement  or  modification  of, or any waiver or consent  under or in respect  of,  any of the Loan  Documents  and any  such  other  documents,  and  (iv) to pay,  indemnify  and  hold  each  Lender,  the
Administrative  Agent,  the Issuing  Bank and the Arranger  and each of their  respective  officers,  directors,  employees  and agents harmless from and against any and all other liabilities,  obligations,  claims, losses, damages, penalties,  actions, judgments, suits, costs,  expenses or  disbursements  of any kind or nature  whatsoever  (including,  without  limitation,  reasonable  counsel  fees and disbursements  (including  the  allocated  cost of  internal  counsel))  with  respect  to the  execution,  delivery,  enforcement  and performance  of the Loan  Documents  or the use of the  proceeds  of the Loans and  Letters  of Credit  hereunder  (all the  foregoing, collectively,  the  “Indemnified  Liabilities”)  and, if and to the extent that the foregoing  indemnity may be  unenforceable  for any reason,  the Borrower agrees to make the maximum payment  permitted under applicable law;  provided,  however,  that the Borrower shall have no obligation hereunder to pay Indemnified  Liabilities to the Administrative  Agent, the Issuing Bank, the Arranger or any Lender
to the extent arising directly and primarily from the gross negligence or willful misconduct of the  Administrative  Agent, the Issuing
Bank,  the Arranger or such Lender,  as the case may be. The  agreements in this Section 11.5 shall survive the  termination  of the RC
Commitments and the payment of the Notes and all other amounts payable hereunder.

11.6     Lending Offices.

                  Subject to Section  2.17(b),  each Lender shall have the right at any time and from time to time to transfer any Loan to a different  office of such Lender,  provided that such Lender shall promptly  notify the  Administrative  Agent and the Borrower of any such change of office.  Such office shall thereupon become such Lender's Lending Office.

11.7     Successors and Assigns.

                  This  Agreement,  the Notes and the other Loan  Documents  to which the Borrower is a party shall be binding upon and inure to the benefit of the Borrower,  the Lenders,  the  Administrative  Agent,  the Issuing Bank, all future holders of the Notes and their  respective  successors  and  assigns,  except  that the  Borrower  may not assign,  delegate  or  transfer  any of its rights or obligations  under this Agreement,  the Notes and the Loan Documents to which the Borrower is a party without the prior written consent of each Lender.

                  Each Lender shall have the right at any time,  upon written  notice to the  Administrative  Agent of its intent to do so, to sell or assign (each an  “Assignment”)  all or any part of its Loans,  its RC Commitment  and its Notes,  on a pro rata basis to one or more of the other Lenders (or, with the written  consent of the Issuing Bank,  such consent not to be  unreasonably  withheld or delayed,  to affiliates of such Lender or such other Lenders) or, with the written consent of  Administrative  Agent,  the Issuing Bank and the  Borrower  (such  consents  not to be  unreasonably  withheld or delayed  and,  such consent of the Borrower not to be required during the continuance of a Default or Event of Default),  to any other bank,  insurance  company,  pension fund,  mutual fund or other financial  institution,  provided that (i) each such partial  Assignment shall be in a minimum  aggregate amount of $5,000,000  (unless otherwise consented to by the Borrower) or, in the case of any assignment pursuant to Section 2.4(d),  $1,000,000,  (ii) the parties to each such  Assignment  shall execute and deliver to the  Administrative  Agent an Assignment and Assumption  Agreement along with a fee
(the  “Assignment  Fee”) of $3,500 with respect to the Assignment made under this Agreement and (iii) no such assignment may be made to the  Borrower or to any  Affiliate of the  Borrower.  Upon  receipt of each such duly  executed  Assignment  and  Assumption  Agreement together with the  Assignment Fee therefor in compliance  with the provisions  hereof,  the  Administrative  Agent shall (x) record the same and signify its acceptance  thereof by executing two copies of such Assignment and Assumption  Agreement in the appropriate  place and  delivering  one copy to the  assignor and one copy to the assignee and (y) request the Borrower to execute and deliver (1) to such assignee  one or more Notes,  in an aggregate  principal  amount equal to the Loans  assigned to, and RC  Commitments  assumed by, such assignee and (2) to such assignor one or more Notes, in an aggregate  principal  amount equal to the balance of such assignor  Lender's
Loans and RC Commitment,  if any, in each case against receipt of such assignor  Lender's  existing Notes.  The Borrower agrees that it shall, upon each such request of the Administrative  Agent,  execute and deliver such new Notes at its own cost and expense.  Upon such delivery,  acceptance and recording by the  Administrative  Agent,  from and after the effective date specified in such  Assignment and
Assumption  Agreement,  the assignee thereunder shall be a party hereto and shall for all purposes of this Agreement and the other Loan
Documents  be deemed a “Lender”  and,  to the extent  provided  in such  Assignment  and  Assumption  Agreement,  the  assignor  Lender thereunder shall be released from its obligations under this Agreement and the other Loan Documents.

                  Each Lender may grant  participations  in all or any part of its Loans,  its Notes or its RC  Commitment to any other bank,  insurance company,  pension fund, mutual fund,  financial  institution or other entity,  provided that no such participant shall have any right to require  such  Lender to take or omit to take any action  under any Loan  Document  except  any  action  which  would require the consent of all Lenders  pursuant to Section 11.1. The Borrower  hereby  acknowledges  and agrees that any such  participant shall for purposes of Sections 2.9, 11.5, 11.9 and 11.11 be deemed to be a “Lender”.

                  No Lender shall, as between and among the Borrower,  the Administrative  Agent, the Issuing Bank, and such Lender, be relieved of any of its  obligations  under the Loan Documents as a result of any Assignment or granting of a  participation  in, all or any part of its Loans,  its RC Commitment or its Notes,  except that a Lender shall be relieved of its obligations to the extent of any
Assignment of all or any part of its Loans, its RC Commitment or its Notes pursuant to subsection (b) above.

                  Notwithstanding  anything to the contrary  contained in this Section  11.7,  any Lender may at any time assign all or any portion of its rights under the Loan  Documents to a Federal  Reserve Bank. No such  assignment  shall release such Lender from its obligations thereunder.

11.8     Counterparts.

                  This  Agreement  and each of the other Loan  Documents  (other  than the Notes) may be executed by one or more of the parties to this Agreement or to such other Loan Document,  as the case may be, on any number of separate  counterparts  and all of said counterparts  taken  together shall be deemed to constitute  one and the same  agreement.  It shall not be necessary in making proof of any Loan  Document to produce or account for more than one  counterpart  signed by the party to be charged.  Any of the parties to this
Agreement and the other Loan  Documents may rely on signatures of such parties  hereto and thereto which are  transmitted by telecopier or other  electronic  means as fully as if  originally  signed.  A set of the  copies  of this  Agreement  and each of the  other  Loan
Documents signed by all the parties shall be lodged with each of the Borrower and the Administrative Agent.

11.9     Adjustments; Set-off.

                  If any Lender (a  “benefited  Lender”)  shall at any time  receive  any  payment of all or any part of its Loans,  or interest thereon, or receive any collateral in respect thereof (whether  voluntarily or involuntarily,  by set-off,  pursuant to events or  proceedings  of the nature  referred to in Section 9.1 (h) or (i), or otherwise) in a greater  proportion  than any such payment to and collateral  received by any other Lender,  if any, in respect of such other Lender's  Loans,  or interest  thereon,  such benefited
Lender  shall  notify the  Administrative  Agent and shall  purchase  for cash from the other  Lenders  such portion of each such other
Lender's  Loans, or shall provide such other Lenders with the benefits of any such  collateral,  or the proceeds  thereof,  as shall be necessary to cause such benefited  Lender to share the excess payment or benefits of such  collateral or proceeds  ratably with each of the  Lenders;  provided,  however,  that if all or any portion of such excess  payment or benefits is  thereafter  recovered  from such benefited Lender, such purchase shall be rescinded,  and the purchase price and benefits returned, to the extent of such recovery,  but without  interest,  unless the  benefited  Lender is required to pay interest on the amount of the excess  payment to be  returned,  in which case the other  Lenders  shall pay their pro rata share of such  interest.  The Borrower  agrees that each Lender so purchasing a portion of another Lender's Loans may exercise all rights of payment (including,  without  limitation,  rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion.

                  In addition to any rights and remedies of the Lenders  provided by law,  upon the  occurrence  and at any time during the  continuance  of an Event of Default,  each Lender shall have the right,  without  prior notice to any Loan Party,  any such notice being  expressly  waived  by each such Loan  Party to the  extent  permitted  by  applicable  law,  to set off and  apply  against  any indebtedness,  whether matured or unmatured,  of such Loan Party to such Lender,  any amount owing from such Lender to such Loan Party, at, or at any time after,  the  happening  of any of the  above-mentioned  events.  To the extent  permitted  by  applicable  law,  the aforesaid  right of set-off may be exercised by such Lender  against each Loan Party or against any trustee in  bankruptcy,  custodian, debtor in  possession,  assignee for the benefit of creditors,  receiver,  or execution,  judgment or attachment  creditor of such Loan
Party,  or against  anyone  else  claiming  through or against  such Loan Party or such  trustee in  bankruptcy,  custodian,  debtor in possession,  assignee for the benefit of creditors,  receiver, or execution, judgment or attachment creditor,  notwithstanding the fact that such right of set-off shall not have been exercised by such Lender prior to the making,  filing or issuance,  or service upon such
Lender  of, or of notice  of,  any such  petition,  assignment  for the  benefit  of  creditors,  appointment  or  application  for the appointment  of a receiver,  or issuance of execution,  subpoena,  order or warrant.  Promptly  after any such set-off and  application made by a Lender  against a Loan Party,  such Lender  shall  notify such Loan Party and the  Administrative  Agent,  provided  that the failure to give such notice shall not affect the validity of such set-off and application.

11.10    No Third Party Beneficiary.

                  This Agreement is among the Borrower,  the Lenders,  the Administrative  Agent, the Issuing Bank and the Arranger and
no other Person is intended to or shall have any rights hereunder or shall be permitted to rely hereon.

11.11    Indemnity.

                  The Borrower agrees to indemnify and hold harmless each of the Administrative  Agent, the Issuing Bank, the Arranger,
each Lender and each of their respective officers,  directors,  employees and agents (each an “Indemnified Party”) from and against any loss,  cost,  liability,  damage or  expense  (including  the  reasonable  fees and  out-of-pocket  expenses  of  counsel  to each such
Indemnified  Party,  including all local counsel hired by any such counsel)  incurred by each such Indemnified  Party in investigating, preparing for,  defending  against,  or providing  evidence,  producing  documents or taking any other action in respect of, any claim, commenced or threatened  litigation,  administrative  proceeding or investigation under any federal securities law or any other statute of any  jurisdiction,  or any  regulation,  or at common  law or  otherwise,  which is alleged to arise out of or is based upon (i) any untrue  statement  or alleged  untrue  statement of any material  fact of the  Borrower or any  Subsidiary  in any document or schedule executed or filed with the Securities and Exchange  Commission or any other  Governmental  Authority by or on behalf of the Borrower or any  Subsidiary,  (ii) any omission or alleged  omission to state any material fact required to be stated in such document or schedule, or necessary to make the statements made therein,  in light of the  circumstances  under which made, not  misleading,  (iii) any of the
Loan Documents,  the  transactions  contemplated  hereby or thereby or any acts,  practices or omissions or alleged acts,  practices or omissions of the  Borrower or any of its agents  relating to the use of the proceeds of any or all Letters of Credit or Loans which are alleged to be in violation of Section 2.7, or in violation of any federal  securities law or of any other statute,  regulation or other law of any jurisdiction  applicable thereto,  or (iv) any acquisition or proposed  acquisition by the Borrower or any Subsidiary of all or a portion of the Stock, or all or a portion of the assets,  of any Person,  in each case whether or not any  Indemnified  Party is a party thereto.

                  In addition to the indemnity  provided  under Section  11.11(a),  the Borrower  agrees to defend,  indemnify and hold harmless  each  Indemnified  Party from and against any loss,  cost,  liability,  fine,  penalties,  damage or expense  (including  the reasonable fees and  out-of-pocket  expenses of counsel to each such Indemnified  Party,  including all local counsel hired by any such counsel)  suffered or  incurred by each such  Indemnified  Party,  pertaining  to any  release or  threatened  release of a  reportable quantity of any  hazardous  substance or hazardous  waste at any Property of the  Borrower or any of its  Subsidiaries  (a  “Hazardous
Discharge”),  including,  but not limited to, claims of any  Governmental  Authority or any third Person,  whether  arising under or on account  of any  Environmental  Law or tort,  contract  or  common  law,  including,  without  limitation,  the  assertion  of any Lien thereunder,  with respect to any Hazardous  Discharge,  the presence of any  hazardous  substances  or hazardous  wastes  affecting any
Property  of the  Borrower  or any of its  Subsidiaries,  whether or not the same  originates  or  engages  from such  Property  or any contiguous real estate,  including any loss of value of such Property as a result of the foregoing.  The Borrower's  obligations  under this Section  11.11(b)  shall arise upon the discovery of any Hazardous  Discharge at such  Property,  whether or not any  Governmental
Authority  or any other Person has taken or  threatened  any action in  connection  with the presence of any  hazardous  substances  or hazardous wastes.

                  The indemnities set forth herein shall be in addition to any other  obligations or liabilities of the Borrower to the
Indemnified  Parties  hereunder or at common law or otherwise,  and shall survive any termination of this Agreement,  the expiration of the RC Commitments  and the payment of all  indebtedness of the Borrower  hereunder and under the other Loan  Documents,  provided that the Borrower  shall have no  obligation  under this Section 11.11 to an  Indemnified  Party with respect to any of the foregoing to the extent arising directly and primarily out of the gross negligence or willful misconduct of such Indemnified Party.

11.12    Governing Law.

                  This  Agreement,  the Notes and the other Loan  Documents  and the rights and  obligations  of the parties under this
Agreement,  the Notes and the other Loan Documents shall be governed by, and construed and interpreted in accordance  with, the laws of the State of New York, without regard to principles of conflict of laws.

11.13    Headings.

                  Section  headings have been inserted  herein and in the other Loan  Documents for  convenience  only and shall not be construed to be a part hereof or thereof.

11.14    Severability.

                  Every  provision  of this  Agreement  and the other Loan  Documents is intended to be  severable,  and if any term or provision hereof or thereof shall be invalid,  illegal or unenforceable for any reason,  the validity,  legality and  enforceability of the  remaining  provisions  hereof  or  thereof  shall  not be  affected  or  impaired  thereby,  and  any  invalidity,  illegality  or unenforceability  in any jurisdiction  shall not affect the validity,  legality or  enforceability of any such term or provision in any other jurisdiction.

11.15    Integration.

                  All exhibits and schedules to this Agreement  shall be deemed to be a part of this  Agreement or the applicable  Loan
Document,  as the case may be.  Except for  agreements  between the Borrower  and the  Administrative  Agent,  the Issuing Bank and the
Arranger with respect to certain  fees,  this  Agreement and the other Loan  Documents  embody the entire  agreement and  understanding among the  Borrower,  the  Administrative  Agent,  the Issuing  Bank,  the Arranger and the Lenders with respect to the subject  matter hereof and thereof and supersede all prior agreements and  understandings  among the Borrower,  the  Administrative  Agent, the Issuing
Bank, the Arranger and the Lenders with respect to the subject matter hereof and thereof.

11.16    Limitation of Liability.

                  No claim may be made by the  Borrower,  any of its  Subsidiaries,  any other Loan Party,  any Lender or other  Person against the  Administrative  Agent, the Issuing Bank, any Lender, the Arranger,  or any directors,  officers,  employees,  or agents of any of them, for any special,  indirect,  consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability  arising out of or related to the  transactions  contemplated by any Loan Document,  or any act,  omission or event occurring in connection therewith,  and each of the Borrower, its Subsidiaries,  such other Loan Party, any such Lender or other Person hereby waives,  releases and agrees not to sue upon any claim for any such damages,  whether or not accrued and whether or not known or suspected to exist in its favor.

11.17    Consent to Jurisdiction.

                  The Borrower  hereby  irrevocably  submits to the  jurisdiction of any New York State or Federal Court sitting in the
City of New York  over any  suit,  action  or  proceeding  arising  out of or  relating  to the Loan  Documents.  The  Borrower  hereby irrevocably  waives,  to the fullest  extent  permitted by law, any objection  which it may now or hereafter  have to the laying of the venue of any such suit,  action or proceeding  brought in such a court and any claim that any such suit,  action or proceeding  brought in such a court has been brought in an inconvenient  forum.  The Borrower hereby agrees that a final judgment in any such suit,  action or proceeding brought in such a court, after all appropriate appeals, shall be conclusive and binding upon it.

11.18    Service of Process.

                  The Borrower hereby agrees that process may be served in any suit,  action,  counterclaim or proceeding of the nature referred to in Section 11.17 by mailing copies thereof by registered or certified mail, postage prepaid,  return receipt requested,  to the address of the Borrower set forth in Section 11.2 or to any other  address of which the Borrower  shall have given  written  notice to the  Administrative  Agent.  The Borrower  hereby agrees that such service,  to the extent  permitted by applicable law (i) shall be deemed in every respect effective service of process upon it in any such suit,  action,  counterclaim or proceeding,  and (ii) shall to the fullest extent enforceable by law, be taken and held to be valid personal service upon and personal delivery to it.

11.19    No Limitation on Service or Suit.

                  Nothing in the Loan  Documents  or any  modification,  waiver,  or  amendment  thereto  shall affect the right of the
Administrative  Agent,  the  Issuing  Bank or any  Lender to serve  process in any  manner  permitted  by law or limit the right of the
Administrative  Agent,  the Issuing Bank or any Lender to bring  proceedings  against the Borrower in the courts of any jurisdiction or jurisdictions.

11.20    WAIVER OF TRIAL BY JURY.

                  THE  ADMINISTRATIVE  AGENT,  THE ISSUING  BANK,  THE LENDERS  AND THE  BORROWER  HEREBY  KNOWINGLY,  VOLUNTARILY  AND
INTENTIONALLY  WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY  LITIGATION  ARISING OUT OF,  UNDER OR IN  CONNECTION
WITH THE LOAN DOCUMENTS OR THE TRANSACTIONS  CONTEMPLATED  THEREIN.  FURTHER,  THE BORROWER HEREBY CERTIFIES THAT NO  REPRESENTATIVE OR
AGENT OF THE ADMINISTRATIVE  AGENT, THE ISSUING BANK OR THE LENDERS,  OR COUNSEL TO THE  ADMINISTRATIVE  AGENT, THE ISSUING BANK OR THE
LENDERS,  HAS REPRESENTED,  EXPRESSLY OR OTHERWISE,  THAT THE  ADMINISTRATIVE  AGENT, THE ISSUING BANK OR THE LENDERS WOULD NOT, IN THE
EVENT  OF SUCH  LITIGATION,  SEEK TO  ENFORCE  THIS  WAIVER  OF RIGHT TO JURY  TRIAL  PROVISION.  THE  BORROWER  ACKNOWLEDGES  THAT THE
ADMINISTRATIVE  AGENT,  THE  ISSUING  BANK AND THE LENDERS  HAVE BEEN  INDUCED TO ENTER INTO THE LOAN  DOCUMENTS  BY,  INTER ALIA,  THE
PROVISIONS OF THIS SECTION.

11.21    Confidentiality.

                  The Administrative  Agent, the Issuing Bank and the Lenders each agree that, without the prior written consent of the
Borrower,  it will not disclose the terms of this Agreement or any material  confidential  information with respect to the Borrower, or any of its Subsidiaries  which is furnished  pursuant to this Agreement to any Person except (i) its  accountants,  attorneys and other advisors who have a need to know such  information or its Affiliates,  and in each case who agree to be bound by the provisions of this
Section  11.21,  (ii) to the extent such  information  is  requested  to be  disclosed  to any  regulatory  or  administrative  body or commission  to whose  jurisdiction  the  Administrative  Agent,  the Issuing  Bank or such Lender is subject,  (iii) to the extent such information  is requested  or required to be disclosed by subpoena or similar  process of  applicable  law or  regulation,  (iv) to the extent the Borrower has previously  disclosed such  information  publicly or such information is otherwise in the public domain (except by virtue of a breach by the  Administrative  Agent,  the Issuing Bank or such Lender of its  obligations  under this Section 11.21) at the  time of  disclosure,  (v) such  information  which  is  disclosed  in  connection  with any  litigation  or  dispute  between  the
Administrative  Agent,  the Issuing Bank or such Lender and any Loan Party concerning this Agreement,  any other Loan Document,  or any instrument or document  executed or delivered in connection  herewith or therewith,  (vi) such information  which was in the possession of such Person or such Person's  Affiliates  without the obligation of confidentiality  prior to the Administrative  Agent, the Issuing
Bank or such Lender  furnishing it to such Person,  and (vii) in connection  with a prospective  assignment,  grant of a  participation interest or other  transfer by a Lender of any of its interest in this  Agreement or the Notes,  provided  that the Person to whom such information is disclosed shall agree to be bound by the provisions of this Section 11.21.

11.22    Savings Clause.

                  This Agreement is intended  solely as an amendment of, and  contemporaneous  restatement of, the terms and conditions of the Third  Restated  Agreement  and this  Agreement  is not intended  and should not be  construed  as in any way  extinguishing  or terminating the Third Restated  Agreement.  The Collateral  Documents,  each to the extent amended as provided herein,  shall remain in full force and effect and continue to secure the obligations described therein.

                  Nothing in this  Agreement  shall affect the rights of the Credit  Parties to payments under Sections 2, 3 and 11 for the period  prior to the Fourth  Restatement  Date and such  rights  shall  continue  to be  governed  by the  provisions  of the Third
Restated Agreement.

                                                SALEM COMMUNICATIONS HOLDING CORPORATION
                                             FOURTH AMENDED AND RESTATED CREDIT AGREEMENT

         IN WITNESS  WHEREOF,  the parties hereto have caused this Fourth Amended and Restated Credit Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ Jonathan Block

Jonathan Block
Title:	Vice President and Secretary
                                            THE BANK OF NEW YORK,
                                            in its individual capacity, as Issuing Bank and as Administrative Agent

By:	/s/ Steve Nettler

Steve Nettler

                                            BANK OF AMERICA, N.A.,
                                            in its individual capacity and as Syndication Agent

By:	/s/ Roselyn Drake

Roselyn Drake

                                            FLEET NATIONAL BANK,
                                            in its individual capacity and as Documentation Agent

By:	/s/ Sherry Hawkins

Sherry Hawkins

                                            UNION BANK OF CALIFORNIA, N.A., in its individual capacity and as Co-Agent

By:	/s/ Lena Bryant

Lena Bryant

                                            THE BANK OF NOVA SCOTIA, in its individual capacity and as Co-Agent

By:	/s/ Ian Hodgart

Ian Hodgart

                                            FIRST HAWAIIAN BANK

By:	/s/ Don Young

Don Young

                                            SUMMIT BANK

By:	/s/

                                            CITY NATIONAL BANK

By:	/s/ Rod Bollins

Rod Bollins

CONSENTED TO:

ATEP RADIO, INC.
BISON MEDIA, INC.
CARON BROADCASTING, INC.
CCM COMMUNICATIONS, INC.
COMMON GROUND BROADCASTING, INC.
GOLDEN GATE BROADCASTING COMPANY, INC.
INLAND RADIO, INC.
INSPIRATION MEDIA OF TEXAS, INC.
INSPIRATION MEDIA, INC.
KINGDOM DIRECT, INC.
NEW ENGLAND CONTINENTAL MEDIA, INC.
NEW INSPIRATION BROADCASTING COMPANY, INC.
OASIS RADIO, INC.
ONEPLACE, LTD.
PENNSYLVANIA MEDIA ASSOCIATES, INC.
RADIO 1210, INC
REACH SATELLITE NETWORK, INC.
SALEM MEDIA CORPORATION
SALEM MEDIA OF COLORADO, INC.
SALEM MEDIA OF KENTUCKY, INC.
SALEM MEDIA OF GEORGIA, INC.
SALEM MEDIA OF HAWAII, INC.
SALEM MEDIA OF OHIO, INC.
SALEM MEDIA OF OREGON, INC.
SALEM MEDIA OF PENNSYLVANIA, INC.
SALEM MEDIA OF TEXAS, INC.
SALEM MEDIA OF VIRGINIA, INC.
SALEM MUSIC NETWORK, INC.
SALEM RADIO NETWORK INCORPORATED
SALEM RADIO PROPERTIES, INC.
SALEM RADIO REPRESENTATIVES, INC.
SOUTH TEXAS BROADCASTING, INC.
SRN NEWS NETWORK, INC.
VISTA BROADCASTING, INC.

AS TO EACH OF THE FOREGOING:

By:	/s/ Jonathan Block

Name:	Jonathan Block
Title:	Vice President and Secretary

                                                                 - v -

EXHIBITS

============================ ================================================================================
Exhibit A                    List of Commitments
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit B                    Form of Revolving Credit Note
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit C                    Form of Borrowing Request
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit D                    Form of Letter of Credit Request
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit E                    [Intentionally Omitted]
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit F                    [Intentionally Omitted]
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit G                    Form of Compliance Certificate
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit H                    [Intentionally Omitted]
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit I                    [Intentionally Omitted]
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit J                    Form of Assignment and Assumption Agreement
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit K                    Form of RC Supplement
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit L                    [Intentionally Omitted]
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit M                    Form of Second Amended and Restated Parent Guaranty
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Exhibit N                    Form of First Amended and Restated Parent Security Agreement
============================ ================================================================================

SCHEDULES

============================ ================================================================================
Schedule 1.1(L)              List of Lending Offices
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.1                 List of Subsidiaries
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.2                 Exceptions to Section 4.2 (Good Standing)
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.6                 List of Litigation
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.7                 List of Conflicting Agreements
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.8                 Exceptions to Section 4.8 (Taxes)
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.11(b)             List of FCC Proceedings
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.11(c)             List of Real Property
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.14                List of Plans
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 4.18                Exceptions to Section 4.18 (Environmental Matters)
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 8.1                 List of Existing Indebtedness
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 8.2                 List of Existing Liens
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 8.3(c)              List of Designated Transactions
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 8.3(d)              List of Pending Transactions
---------------------------- --------------------------------------------------------------------------------
---------------------------- --------------------------------------------------------------------------------
Schedule 8.5(c)              List of Existing Investments
============================ ================================================================================

EXHIBIT 4.24.01

                               FIRST AMENDED AND RESTATED PARENT SECURITY AGREEMENT

                                                  by and between

                                         SALEM COMMUNICATIONS CORPORATION

                                                        and

                                   THE BANK OF NEW YORK, as Administrative Agent

                                            Dated as of June 15, 2001

                                                         2

         FIRST  AMENDED  AND  RESTATED  PARENT  SECURITY  AGREEMENT  (as the same may be amended,  supplemented  or otherwise  modified  from time to time,  this  "Agreement"),  dated as of June 15,  2001,  by and  between  SALEM
COMMUNICATIONS   CORPORATION,   a  Delaware  corporation  (the  "Guarantor"),   and  THE  BANK  OF  NEW  YORK  (the
"Administrative  Agent"),  in its  capacity  as  Administrative  Agent for the Lenders  under the Credit  Agreement referred to below and the Rate Protection Lenders as defined herein.

                                                     RECITALS

         A.       Reference is made to the Parent  Security  Agreement,  dated as of August 24,  2000,  between the
Guarantor and the Administrative Agent (the "Existing Parent Security Agreement").

         B.       Reference is made to the Third  Amended and Restated  Credit  Agreement,  dated as of November 7,
2000, by and among Salem Communications  Holding Corporation (the "Borrower"),  the lenders party thereto, The Bank of New York, as  Administrative  Agent,  Bank of America,  N.A., as  Syndication  Agent,  Fleet  National  Bank, as
Documentation  Agent, and Union Bank of California,  N.A. and The Bank of Nova Scotia,  as Co-Agents (as previously amended, the "Existing Credit Agreement").

         C.       Reference is made to the First  Amended and  Restated  Parent  Guaranty,  dated as of November 7,
2000, by and among the Guarantor,  the Borrower and the Administrative Agent (as previously amended, the "Existing
Parent Guaranty").

         D.       On and as of the date  hereof,  the  Borrower is entering  into the Fourth  Amended and  Restated
Credit  Agreement,  dated as of June  15,  2001,  by and among the  Borrower,  the  Lenders  party  thereto,  the
Administrative  Agent, Bank of America,  N.A., as Syndication Agent,  Fleet National Bank, as Documentation  Agent,
and  Union  Bank of  California,  N.A.  and The Bank of Nova  Scotia,  as  Co-Agents  (as the same may be  amended, supplemented or otherwise modified from time to time, the "Credit Agreement").

         E.       On and as of the date  hereof,  the  Guarantor  and the  Borrower  are  entering  into the Second
Amended and Restated Parent  Guaranty,  dated as of June 15,  2001, by and among the Guarantor,  the Borrower and the  Administrative  Agent (as the same may be amended,  supplemented or otherwise  modified from time to time, the
"Parent Guaranty").

         F.       The  Guarantor  owns all of the issued  and  outstanding  Stock of the  Borrower  and  expects to derive substantial benefit from the Credit Agreement and the transactions contemplated thereby.

         G.       The  Guarantor  acknowledges  that the Credit  Parties are relying on this  Agreement in entering into the Credit  Agreement,  and that the Credit  Parties  would not enter into the Credit  Agreement  without  the execution and delivery of this Agreement.

         H.       It is a condition  precedent to the  effectiveness  of the Credit Agreement and the making of all
Loans and all Letters of Credit under the Credit  Agreement  that the  Guarantor  shall have executed and delivered this Agreement.

         I.       This Agreement is intended  solely as an amendment of, and  contemporaneous  restatement  of, the terms and conditions of the Existing  Parent  Security  Agreement and is not intended,  and should not be construed in any way, to extinguish or terminate the Liens granted under the Existing Parent Security Agreement.

         J.       For convenience,  this Agreement is dated as of June 15, 2001 (the "Fourth  Restatement  Date")
and references to certain matters relating to the period prior thereto have been deleted.

                  In  consideration  of the  premises  and in order to induce the Credit  Parties to enter into the
Credit Agreement, the parties hereto agree as follows:

1.       DEFINITIONS AND INTERPRETATION

1.1.     Certain Defined Terms

(a)      Capitalized  terms used herein which are not otherwise  defined herein shall have the respective  meanings ascribed thereto in the Credit Agreement.

(b)      When used in this Agreement,  the following  capitalized terms shall have the respective meanings ascribed thereto as follows:

                           "Borrower": as defined in Recital B.

                           "Borrower Obligations": as defined in the Parent Guaranty.

                           "Cash Collateral Account": as defined in Section 3.1.

                           "Credit Agreement": as defined in paragraph Recital D.

                           "Equity Interest":  (i) with respect to a corporation,  the capital stock thereof,  (ii)
with  respect to a  partnership,  a  partnership  interest  therein,  all rights of a partner in such  partnership, whether arising under the partnership  agreement of such partnership or otherwise;  (iii) with respect to a limited liability  company,  a  membership  interest  therein,  all rights of a member of such limited  liability  company, whether  arising under the limited  liability  company  agreement of such limited  liability  company or otherwise;
(iv) with respect to any other firm,  association,  trust, business enterprise or other entity, any equity interest therein,  any interest  therein  which  entitles the holder  thereof to share in the revenue,  income,  earnings or losses thereof or to vote or otherwise  participate  in any election of one or more members of the managing  Person thereof,  and (v) all warrants and options in respect of any of the  foregoing and all other  securities  which are convertible or exchangeable therefor.

                           "Existing Credit Agreement": as defined in Recital B.

                           "Existing Parent Guaranty": as defined in Recital C.

                           "Existing Parent Security Agreement": as defined in Recital A.

                           "FCC License":  shall mean any  Governmental  Approval issued by the FCC pursuant to the
Communications Act.

                           "FCC  Regulations":  the  Communications  Act,  the  regulations  of the FCC  under  the
Communications  Act and all other  Governmental  Rules applicable to the Guarantor (or any Person under the control of the Guarantor) by reason of the  Guarantor(or  any Person under the control of the  Guarantor)  being a licensee of an FCC License.

                           "Governmental  Approvals":  any  authorization,   consent,  approval,   license,  lease,
ruling,  permit,  waiver,  exemption,  filing,  registration  or  notice  by or  with,  or  other  action  of,  any
Governmental Authority.

                           "Governmental  Rules": any law, rule,  regulation,  ordinance,  order,  code,  judgment, decree, directive,  guideline,  policy, or any similar form of decision of, or any interpretation or administration of any of the foregoing by, any Governmental Authority.

                           "Guarantor Obligations": as defined in the Parent Guaranty.

                           "Parent Guaranty": as defined in paragraph Recital E.

                           "Pledged Stock": as defined in Section 2.1(a).

                           "Rate  Protection  Lenders":   collectively,  each  counterparty  to  an  Interest  Rate
Protection  Arrangement  with or  assumed  by the  Borrower  if such  counterparty  was a Lender  (or an  Affiliate thereof) at the time such Interest Rate Protection Arrangement was entered into or assumed, as applicable.

                           "Secured  Parties":  collectively,  (i) the  Administrative  Agent, the Issuing Bank and
the Lenders, (ii) each Rate Protection Lender and (iii) the successors and assigns of each of the foregoing.

                           "Secured  Obligations":  shall mean (i) any and all Guarantor  Obligations  and (ii) any and all  obligations of the Guarantor for the performance of its agreements,  covenants and  undertakings  under or in respect of the Loan Documents.

                           "Stock":  any and all  shares,  interests,  participations,  options,  warrants or other equivalents  (however  designated)  of  corporate  stock,  partnership  interests,  membership  and  other  limited liability company interests, and other Equity Interests.

                           "Stock Collateral": Collateral consisting of Equity Interests.

                           "Subsidiary":  shall mean each Subsidiary (as defined in the Credit Agreement)  directly owned by the Guarantor other than an Unrestricted Parent Subsidiary (as defined in the Credit Agreement).

                           "Uniform  Commercial Code":  shall mean the Uniform  Commercial Code as in effect in the
State of New York from time to time or, by reason of mandatory application, any other applicable jurisdiction.

1.2.     Interpretation

                  In this Agreement,  unless otherwise indicated,  the singular shall include the plural and plural the singular;  words  importing any gender shall  include the other gender;  references to statutes or  regulations shall be construed as including  all statutory or regulatory  provisions  consolidating,  amending or replacing the statute or regulation  referred to; references to "writing" shall include printing,  typing,  lithography and other means of reproducing  words in a tangible  visible form; the words  "including,"  "includes" and "include" shall be deemed to be followed by the words  "without  limitation";  references to articles,  sections (or  subdivisions  of sections),  exhibits,  annexes or schedules are to this Agreement;  references to agreements and other  contractual instruments  shall be deemed to include all  subsequent  amendments,  extensions and other  modifications  to those instruments  (without,  however,  limiting any prohibition on any such  amendments,  extensions or modifications by the terms of the Loan  Documents);  and  references  to Persons  shall  include  their  respective  successors  and permitted assigns and, in the case of Governmental  Authorities,  Persons succeeding to their respective  functions and capacities.

2.       COLLATERAL

2.1.     Grant

                  As  collateral  security  for the prompt  payment in full when due  (whether at stated  maturity, upon  acceleration,  on any optional or mandatory  prepayment  date or otherwise)  and  performance  of the Secured
Obligations,  the Guarantor  hereby  pledges and grants to the  Administrative  Agent,  for its benefit and for the ratable benefit of the Secured Parties,  a security  interest in all of the Guarantor's  right,  title and interest in and to the  following  property,  whether now owned or in the future  acquired by the  Guarantor and whether now existing or in the future coming into existence (collectively, the "Collateral"):

                  (a)      (i) all Stock of the Borrower and each other  Subsidiary  represented  by the respective certificates  identified  in Annex 1  and all other  Stock of whatever  class of the  Borrower  and each such other
Subsidiary  now owned or in the future  acquired  by the  Guarantor,  together  with in each case the  certificates representing the same (collectively, the "Pledged Stock");

                           (ii)     all shares, interests,  securities,  moneys or property representing a dividend on, or a  distribution  or return of capital in respect of, any of the Pledged  Stock,  resulting  from a split-up, revision,  reclassification  or other like change of any of the Pledged Stock or otherwise received in exchange for any of the Pledged  Stock and all rights  issued to the holders of, or  otherwise in respect of, any of the Pledged
Stock; and

                           (iii)    without  affecting  the  obligations  of  the  Guarantor  under  any  provision prohibiting  that  action  under  any Loan  Document,  in the  event of any  consolidation  or  merger in which the
Borrower  or any  Subsidiary  is not the  survivor,  all  Stock of the  successor  (unless  such  successor  is the
Guarantor) formed by or resulting from that consolidation or merger; and

                  (b)      all proceeds and  products in whatever  form of all or any part of the other  Collateral with respect to all or any part of other  Collateral  (together with all rights to recover and proceed with respect to the same), and all accessories to, substitutions for and replacements of all or any part of other Collateral.

2.2.     Perfection

                  The  Guarantor  will  (i)  prior  or  concurrently  with  the  execution  and  delivery  of  this
Agreement, file  or deliver  for filing  such  financing  statements  and other  documents  in such  offices as are necessary  or as the  Administrative  Agent may request to perfect and  establish  the  priority  (subject  only to
Permitted  Liens) of the Liens  granted  by this  Agreement,  (ii) prior or  concurrently  with the  execution  and delivery  of  this  Agreement, deliver  to  the  Administrative  Agent  all  certificates  identified  in  Annex 1, accompanied  by undated  Stock powers duly executed in blank and (iii) take all such other actions as are necessary or as the  Administrative  Agent may request to perfect and  establish  the  priority  (subject  only to  Permitted
Liens) of the Liens granted by this Agreement.

2.3.     Preservation and Protection of Security Interests

                  The Guarantor will:

(a)      upon the  acquisition  after  the  Fourth  Restatement  Date by the  Guarantor  of any  Stock  Collateral,
promptly either (x) transfer and deliver to the Administrative  Agent all such Stock Collateral  (together with the certificates  representing  that Stock  Collateral  duly endorsed in blank or  accompanied  by undated Stock powers duly executed in blank) or (y) take such other action as the  Administrative  Agent deems  necessary or appropriate to create,  perfect and  establish  the priority  (subject  only to Permitted  Liens) of the Liens  granted by this
Agreement in that Stock Collateral; and

(b)      give, execute, deliver, file or record any and all financing statements,  notices,  contracts,  agreements or other  instruments,  obtain any and all Governmental  Approvals and take any and all steps that may be necessary or as the Administrative  Agent may request to create,  perfect,  establish the priority (subject only to Permitted
Liens) of, or to preserve the  validity,  perfection or priority  (subject  only to Permitted  Liens) of, the Liens granted by this  Agreement  or to enable the  Administrative  Agent to exercise  and enforce its rights,  remedies, powers and privileges under this Agreement with respect to those Liens,  including  causing any or all of the Stock
Collateral  to be  transferred  of  record  into  the name of the  Administrative  Agent  or its  nominee  (and the
Administrative  Agent agrees that if any Stock  Collateral is transferred into its name or the name of its nominee, the  Administrative  Agent will thereafter  promptly give to the Guarantor copies of any notices and communications received by it with respect to the Stock Collateral pledged by the Guarantor).

2.4.     Attorney-in-Fact

                  Subject  to the  rights  of the  Guarantor  under  Sections  2.5,  the  Guarantor  appointed  the
Administrative  Agent its  attorney-in-fact  effective on the Second  Restatement  Date (as defined in the Existing
Parent Security  Agreement),  which  appointment  shall  terminate upon the termination of this Agreement,  for the purpose of carrying out the provisions of this Agreement and taking any action and executing any  instruments  that the  Administrative  Agent may deem  necessary or  advisable  to  accomplish  the  purposes of this  Agreement,  to preserve the  validity,  perfection  and priority  (subject  only to Permitted  Liens) of the Liens granted by this
Agreement and, following any Event of Default, to exercise its rights,  remedies,  powers and privileges under this
Agreement.  This  appointment as  attorney-in-fact  is irrevocable and coupled with an interest.  Without  limiting the  generality  of the  foregoing,  the  Administrative  Agent shall be  entitled  under this  Agreement  upon the occurrence  and  continuation  of any Event of Default  (or, in respect of Section  3.1,  any  Default) (i) to ask, demand,  collect, sue for, recover,  receive and give receipt and discharge for amounts due and to become due under and in  respect  of all or any  part  of  the  Collateral;  (ii)  to  receive,  endorse  and  collect  any  drafts, instruments,  documents  and  chattel  paper in  connection  with  clause (i) above  (including  any draft or check representing  the proceeds of insurance or the return of unearned  premiums);  (iii) to file any claims or take any action or proceeding  that the  Administrative  Agent may deem  necessary or advisable for the collection of all or any part of the Collateral,  including the collection of any  compensation due and to become due under any contract or agreement with respect to all or any part of the  Collateral;  and (iv) to execute,  in connection with any sale or  disposition  of the  Collateral  under  Section  6.2,  any  endorsements,  assignments,  bills of sale or other instruments of conveyance or transfer with respect to all or any part of the Collateral.

2.5.     Special Provisions Relating to Stock Collateral

(a)      So long as no Event of Default has  occurred  and is  continuing,  the  Guarantor  shall have the right to exercise all voting,  consensual and other powers of ownership  pertaining to the Stock Collateral for all purposes not  inconsistent  with the  terms of any Loan  Document,  provided  that  the  Guarantor  will not vote the  Stock
Collateral in any manner that is inconsistent  with the terms of any Loan Document;  and the  Administrative  Agent will,  at the  Guarantor's  expense,  execute and deliver to the Guarantor or cause to be executed and delivered to the  Guarantor  all such  proxies,  powers of attorney,  dividend and other orders and other  instruments,  without recourse,  as the  Guarantor  may  reasonably  request for the purpose of enabling  the  Guarantor  to exercise the rights and powers that it is entitled to exercise pursuant to this Section 2.5(a).

(b)      So long as no Event of Default  has  occurred  and is  continuing,  the  Guarantor  shall be  entitled  to receive and retain any dividends on the Stock Collateral paid in cash out of earned surplus.

(c)      If any Event of Default has occurred and is  continuing,  and whether or not the  Administrative  Agent or any other Secured Party  exercises any available  right to declare any Secured  Obligation due and payable or seeks or pursues any other right,  remedy,  power or privilege  available to it under  applicable  law, this Agreement or any other  Loan  Document  (but  subject  to Section  6.6),  all  dividends  and other  distributions  on the Stock
Collateral  shall be paid directly to the  Administrative  Agent and retained by it in the Cash Collateral  Account as part of the Stock  Collateral,  subject to the terms of this  Agreement,  and,  if the  Administrative  Agent so requests,  the Guarantor will execute and deliver to the  Administrative  Agent  appropriate  additional  dividend, distribution  and other orders and  instruments to that end,  provided that if that Event of Default is cured,  any such  dividend or  distribution  paid to the  Administrative  Agent prior to that cure shall,  upon  request of the
Guarantor (except to the extent applied to the Secured  Obligations),  be returned by the  Administrative  Agent to the Guarantor.

2.6.     Rights and Obligations

(a)      The Guarantor shall remain liable to perform its duties and obligations  under the Governmental  Approvals included in the Collateral in accordance  with their  respective  terms to the same extent as if this Agreement had not been  executed and  delivered.  Neither the  Administrative  Agent nor any other  Secured  Party shall have any duty,  obligation  or liability  under or in respect to any  Governmental  Approval  included in the  Collateral by reason of this  Agreement  or any other Loan  Document,  nor shall the  Administrative  Agent or any other  Secured
Party be  obligated  to perform  any of the duties or  obligations  of the  Guarantor  under any such  Governmental
Approval or to take any action to collect or enforce any claim (for payment) under any such Governmental Approval.

(b)      No Lien  granted by this  Agreement  in the  Guarantor's  right,  title and  interest in any  Governmental
Approval  shall be deemed to be a  consent  by the  Administrative  Agent or any  other  Secured  Party to any such
Governmental Approval.

(c)      No  reference  in this  Agreement  to proceeds or to the sale or other  disposition  of  Collateral  shall authorize the Guarantor to sell or otherwise  dispose of any Collateral  except to the extent  otherwise  expressly permitted by the terms of any Loan Document.

(d)      Neither the  Administrative  Agent nor other  Secured  Party shall be required to take steps  necessary to preserve any rights against prior parties to any part of the Collateral.

2.7.     Termination

                  When (i) the Lenders  shall no longer have any  obligation  to make Loans,  (ii) the Issuing Bank shall no longer have (A) any  obligation  to issue Letters of Credit and (B) any  obligations  under the Letters of
Credit theretofor  issued,  and (iii) the Secured  Obligations shall have been paid in full in cash, this Agreement shall  terminate,  and the  Administrative  Agent will forthwith  cause to be assigned,  transferred and delivered, against  receipt but without any recourse,  warranty or  representation  whatsoever,  any remaining  Collateral and money received in respect of the Collateral,  to or on the order of the Guarantor.  The  Administrative  Agent will also  execute  and  deliver to the  Guarantor  upon that  termination  such  Uniform  Commercial  Code  termination statements and such other  documentation as is reasonably  requested by the Guarantor to effect the termination and release of the Liens granted by this Agreement on the Collateral.

3.       CASH PROCEEDS OF COLLATERAL

3.1.     Cash Collateral Account

                  There is hereby  established with The Bank of New York thereunder a cash collateral  account (the
"Cash  Collateral  Account") in the name and under the control of the  Administrative  Agent into which there shall be deposited,  among other  things,  such cash  proceeds of any of the  Collateral  required to be delivered to the
Administrative  Agent  pursuant to this  Agreement or the other Loan  Documents,  and into which the  Guarantor may from time to time  deposit any  additional  amounts  that it wishes to pledge to the  Administrative  Agent for the benefit of the Secured Parties as additional  collateral  security under this  Agreement.  The balance from time to time in the Cash Collateral  Account shall  constitute  part of the Collateral and shall not constitute  payment of the Secured Obligations until applied as provided in this Agreement.

3.2.     Certain Proceeds

                  The  Guarantor  agrees  that if the  proceeds  of any  Collateral  shall be  received  by it, the
Guarantor  will as  promptly  as  possible  deposit  those  proceeds  into the Cash  Collateral  Account.  Until so deposited,  all  such  proceeds  shall  be  held  in  trust  by  the  Guarantor  for  and as  the  property  of the
Administrative Agent and shall not be commingled with any other funds or property of the Guarantor.

3.3.     Investment of Balance in Cash Collateral Account

(a)      Amounts  on  deposit  in the  Cash  Collateral  Account  shall  be  invested  from  time  to  time in such investments  described in Sections 8.5(a),  (b), (i), (j) and (k) of the Credit Agreement as the Guarantor  directs in writing.  In the absence of any such  directions,  the  Administrative  Agent shall not invest any such amounts.
All such investments  shall be held in the name and be under the control of the  Administrative  Agent. At any time after the  occurrence  and during the  continuance of an Event of Default,  the  Administrative  Agent may (and, if
instructed by the Required  Lenders,  will) in its (or their) discretion at any time and from time to time elect to liquidate  any such  Permitted  Investments  and to apply or cause to be applied the proceeds of that action to the payment of the Secured Obligations in the manner specified in Section 6.5.

(b)      The  Administrative  Agent shall not be liable  hereunder  including with respect to losses and diminution of value of the  investments  held in the Cash  Collateral  Account  except for its own gross  negligence or wilful misconduct  and the  Guarantor  agrees to  indemnify  the  Administrative  Agent for and hold it harmless as to any loss, liability,  or expense,  including attorneys' fees, incurred without gross negligence or wilful misconduct on the part of the  Administrative  Agent and arising out of or in connection with the  Administrative  Agent's duties under this Section.

4.       REPRESENTATIONS

         As of the Fourth  Restatement  Date and as of the date of each  extension  of credit by the  Lenders,  the
Guarantor represents and warrants to the Administrative Agent and each other Secured Party as follows:

4.1.     Title

                  The  Guarantor is the sole  beneficial  owner of the  Collateral  in which it purports to grant a
Lien pursuant to this  Agreement,  and the Collateral is free and clear of all Liens,  except for Permitted  Liens.
The Liens  granted by this  Agreement in favor of the  Administrative  Agent for the benefit of the  Administrative
Agent and the Lenders have attached and constitute a perfected  security  interest in all of that Collateral  prior to all other Liens (except those Permitted Liens).

4.2.     Stock Collateral

(a)      The  Pledged  Stock  evidenced  by the  certificates  identified  in Annex 1 is duly  authorized,  validly existing,  fully paid and nonassessable,  and none of that Pledged Stock is subject to any contractual restriction, or any  restriction  under the charter or by-laws of the Borrower,  upon the transfer of that Pledged Stock (except for any such restriction contained in any Loan Document and as arise under the FCC Regulations).

(b)      The Pledged Stock evidenced by the  certificates  identified in Annex 1  constitutes all of the issued and outstanding  Stock of any class of the Borrower and each other  Subsidiary on the Fourth  Restatement Date (whether or not registered in the name of the Guarantor),  and Annex 1 correctly  identifies,  as at the Fourth  Restatement
Date, the respective  class and par value of all issued and  outstanding  Stock  comprising  that Pledged Stock and the respective number (and registered owners) of such Stock evidenced by each such certificate.

(c)      As of the Fourth  Restatement  Date,  (i) neither the  Borrower  nor any other  Subsidiary  has issued any securities  convertible  into, or options or warrants for, any of its Stock,  (ii) there are no agreements,  voting trusts or  understandings  binding upon the Guarantor,  the Borrower or any such other  Subsidiary  with respect to the Stock of the Borrower or any such other Subsidiary or affecting in any manner the sale,  pledge,  assignment or other  disposition  thereof,  including any right of first refusal,  option,  redemption,  call or other right with respect  thereto,  whether  similar or dissimilar to any of the foregoing and (iii) no such Stock is represented by an uncertificated security.

5.       COVENANTS

5.1.     Books and Records

                  The Guarantor will:

(a)      keep full and accurate  books and records  relating to the  Collateral  and stamp or otherwise  mark those books and records in such manner as the  Administrative  Agent may reasonably require in order to reflect the Liens granted by this Agreement; and

(b)      permit  representatives  of the  Administrative  Agent, upon reasonable  notice, at any time during normal business  hours to inspect and make  abstracts  from its books and records  pertaining to the Collateral and permit representatives  of the  Administrative  Agent to be present at the Guarantor's place of business to receive copies of all  communications  and  remittances  relating  to  the  Collateral  and  forward  copies  of  any  notices  or communications  received by the Guarantor with respect to the Collateral,  all in such manner as the Administrative
Agent may request.

5.2.     Removals, Etc.

                  Without at least 30 days' prior written notice to the  Administrative  Agent,  the Guarantor will not:

(a)      change  its  corporate  name,  or the name  under  which  it does  business,  from  the name  shown on the signature pages to this Agreement; or

(b)      maintain  any of its books and records  with  respect to the  Collateral  at any office,  or maintain  its principal  place of business at any place,  other than at the address  initially  indicated for notices to it under
Section 7.2 or at one of the locations identified in Annex 6 or in transit from one of those locations to another.

5.3.     Sales and Other Liens

                  Except as otherwise  permitted  under  Section 8.2  or 8.7 of the Credit  Agreement,  without the prior written consent of the  Administrative  Agent (granted with the  authorization of the Lenders as specified in
Section 11.1 of the Credit Agreement),  the Guarantor will not dispose of any Collateral,  create, incur, assume or suffer to exist any Lien upon any  Collateral  or file or  suffer to be on file or  authorize  to be filed,  in any jurisdiction,  any  financing  statement or like  instrument  with respect to all or any part of the  Collateral in which the  Administrative  Agent is not named as the sole secured party for its benefit and for the ratable benefit of the other Secured Parties.

5.4.     Stock Collateral

                  The  Guarantor  will cause the Stock  Collateral to constitute at all times 100% of each class of
Stock of the Borrower and each other  Subsidiary  then  outstanding.  The Guarantor will cause all such Stock to be duly authorized,  validly issued,  fully paid and  nonassessable  and to be free of any contractual  restriction or any  restriction  under the charter or bylaws of the Borrower or such other  Subsidiary,  upon the transfer of that
Stock  Collateral  (except  for any such  restriction  contained  in any Loan  Document  and as arise under the FCC
Regulations).

5.5.     Further Assurances

                  The  Guarantor  will,  from time to time upon the written  request of the  Administrative  Agent, execute  and deliver  such  further  documents  and do such other acts and things as the  Administrative  Agent may reasonably request in order fully to effect the purposes of this Agreement.

6.       EVENTS OF DEFAULT; REMEDIES

6.1.     Events of Default

                  Each of the following shall constitute an "Event of Default":

(a)      If the  Guarantor  shall fail to observe or perform any term,  covenant  or  agreement  contained  in this
Agreement; or

(b)      The  occurrence and  continuance of an Event of Default under,  and as such term is defined in, the Credit
Agreement.

6.2.     Remedies

                  If any Event of Default has occurred and is continuing:

(a)      The  Administrative  Agent in its  discretion  may  require  the  Guarantor  to, and the  Guarantor  will, assemble the Collateral owned by it at such place or places,  reasonably  convenient to each of the  Administrative
Agent and the Guarantor, designated in the Administrative Agent's request;

(b)      the  Administrative  Agent in its  discretion  may make any  reasonable  compromise or settlement it deems desirable  with  respect to any of the  Collateral  and may  extend the time of  payment,  arrange  for  payment in installments, or otherwise modify the terms of, all or any part of the Collateral;

(c)      the  Administrative  Agent  in its  discretion  may,  in its  name  or in the  name  of the  Guarantor  or otherwise,  demand,  sue for, collect or receive any money or property at any time payable or receivable on account of or in exchange for all or any part of the Collateral, but shall be under no obligation to do so;

(d)      the  Administrative  Agent in its  discretion  may, upon five business  days' prior written  notice to the
Guarantor of the time and place,  sell,  lease or otherwise  dispose of all or any part of the  Collateral  that is then or will  subsequently  come into the possession,  custody or control of the  Administrative  Agent,  any other
Secured Party or any of their respective  agents, at such place or places as the  Administrative  Agent deems best, for cash, for credit or for future  delivery  (without  thereby  assuming any credit risk) and at public or private sale,  without demand of performance or notice of intention to effect any such  disposition or of the time or place of any such sale (except such notice as is required above or by applicable  statute and cannot be waived),  and any
Secured Party or any other Person may be the  purchaser,  lessee or recipient of all or any part of the  Collateral so disposed of at any public sale (or, to the extent  permitted by law, at any private  sale) and  thereafter  hold the same absolutely,  free from any claim or right of whatsoever kind,  including any right or equity of redemption
(statutory or otherwise),  of the Guarantor,  and the Guarantor hereby waives and releases any such demand,  notice and right or equity.  The  Administrative  Agent may, without notice or publication,  adjourn any public or private sale or cause the same to be  adjourned  from  time to time by  announcement  at the time and  place  fixed for the sale, and that sale may be made at any time or place to which the sale may be so adjourned; and

(e)      the  Administrative  Agent shall have, and in its discretion  may exercise,  all of the rights,  remedies, powers and  privileges  with  respect to the  Collateral  of a secured  party  under the  Uniform  Commercial  Code
(whether or not the Uniform Commercial Code is in effect in the jurisdiction where those rights,  remedies,  powers and privileges are asserted) and such additional rights,  remedies,  powers and privileges to which a secured party is entitled  under the laws in effect in any  jurisdiction  where any rights,  remedies,  powers and  privileges in respect of this Agreement or the Collateral may be asserted,  including the right, to the maximum extent  permitted by law, to exercise all voting,  consensual  and other powers of ownership  pertaining to the  Collateral as if the
Administrative  Agent were the sole and absolute  owner of the  Collateral  (and the  Guarantor  will take all such action as may be appropriate to give effect to that right).

                  The  proceeds  of, and other  realization  upon,  the  Collateral  by virtue of the  exercise  of remedies under this Section 6.2 shall be applied in accordance with Section 6.5.

6.3.     Deficiency

                  If the  proceeds  of, or other  realization  upon,  the  Collateral  by virtue of the exercise of remedies under  Section 6.2  are  insufficient  to cover the costs and expenses of that exercise and the payment in full of the other Secured Obligations, the Guarantor shall remain liable for any deficiency.

6.4.     Private Sale

(a)      Neither the  Administrative  Agent nor any other  Secured  Party shall incur any  liability as a result of the  sale,  lease or other  disposition  of all or any part of the  Collateral  at any  private  sale  pursuant  to
Section 6.2  conducted in a  commercially  reasonable  manner.  The Guarantor  hereby waives any claims against the
Administrative  Agent and each  other  Secured  Party  that may arise by reason of the fact that the price at which the  Collateral  may have been sold at such a private sale was less than the price that might have been obtained at a public sale or was less than the aggregate amount of the Secured  Obligations,  even if the Administrative  Agent accepts the first offer received and does not offer the Collateral to more than one offeree.

(b)      The Guarantor recognizes that, by reason of certain  prohibitions  contained in the Securities Act of 1933 and applicable  state  securities laws and in the FCC  Regulations,  the  Administrative  Agent may be compelled to limit  purchasers  of all or any part of the  Collateral to those who will agree,  among other  things,  to acquire that  Collateral for their own account,  for investment and not with a view to  distribution  or resale or to those to whom the FCC has granted or will grant  approval.  The  Guarantor  acknowledges  that any such private sales may be at prices and on terms less favorable to the  Administrative  Agent than those obtainable  through a public sale without those restrictions,  and,  notwithstanding those circumstances,  agrees that any such private sale shall be deemed to have been made in a  commercially  reasonable  manner  and that the  Administrative  Agent  shall have no obligation to engage in public sales and no obligation to delay the sale of any  Collateral  for the period of time necessary to permit the Borrower or such other applicable Subsidiary to register it for public sale.

6.5.     Application of Proceeds

                  Except as otherwise  expressly provided in this Agreement,  the proceeds of, or other realization upon,  all or any part of the  Collateral  by virtue of the  exercise of remedies  under  Section 6.2 and any other cash at the time held by the  Administrative  Agent  under  Section 3.1  or  Section 6.2  shall be  applied  by the
Administrative Agent:

                  First,  to the  payment  of the  costs and  expenses  of that  exercise  of  remedies,  including reasonable  out-of-pocket  costs and expenses of the Administrative  Agent, the fees and expenses of its agents and counsel and all other expenses incurred and advances made by the Administrative Agent in that connection;

                  Next,  to the  payment  in full of the  remaining  Secured  Obligations  equally  and  ratably in accordance with their respective  amounts then due and owing or as the  Administrative  Agent and the other Secured
Parties holding the same may otherwise agree; and

                 Finally,  subject to the rights of the other  holder of any Lien in the  relevant  Collateral,  to the payment to the Guarantor or as a court of competent jurisdiction may direct of any surplus then remaining.

                  As used in this  Section 6,  "proceeds"  of  Collateral  shall  mean cash,  securities  and other property  realized in respect of, and distributions in kind of,  Collateral,  including any property received under any  bankruptcy,  reorganization  or other  similar  proceeding  as to the  Guarantor  or any issuer of, or account debtor or other obligor on, any of the Collateral.

6.6.     Certain Regulatory Requirements

                  Notwithstanding  any  contrary  provision  in any Loan  Document,  no action shall be taken under this  Agreement by the  Administrative  Agent or any other  Secured  Party with  respect to any item of  Collateral unless and until all applicable  requirements  (if any) of the FCC Regulations  have been satisfied with respect to such action and there have been  obtained  such  Governmental  Approvals (if any) as may be required to be obtained under the FCC  Regulations  under the terms of any applicable FCC License.  Without  limiting the generality of the foregoing,  the  Administrative  Agent (on behalf of itself and the  Lenders)  hereby  agrees that  (a) voting  and consensual  rights in the Stock  Collateral  will remain with the Guarantor upon and following the occurrence of an
Event of Default  unless and until any  required  prior  approvals  of the FCC to the  transfer  of such voting and consensual rights to the Administrative  Agent have been obtained;  (b) upon the occurrence of any Event of Default and  foreclosure of the Stock  Collateral  pursuant to this Agreement there will be either a private or public sale of the Stock  Collateral;  and  (c) prior to the exercise of voting or  consensual  rights by the  purchaser at any such sale,  the prior  consent of the FCC pursuant to 47 U.S.C.  §310(d) will be obtained.  It is the  intention of the parties to this Agreement that the Liens in favor of the  Administrative  Agent on the Collateral  shall in all relevant  aspects be subject to and governed by the FCC  Regulations  and that nothing in this  Agreement  shall be construed to diminish the control  exercised by the Guarantor  except in accordance  with the provisions of the FCC
Regulations.  The  Guarantor  agrees that upon  request from time to time by the  Administrative  Agent it will use its best efforts to obtain any Governmental  Approvals referred to in this Section 6.5,  including upon any request of the Administrative  Agent following an Event of Default, to prepare,  sign and file with the FCC (or cause to be prepared  signed and filed with the FCC) any  application or  application  for consent to the assignment of the FCC
Licenses or transfer of control  required to be signed by the  Guarantor  or any of its  Subsidiaries  necessary or appropriate  under the FCC Regulations  for approval of any sale or transfer of any of the Stock  Collateral or the assets of the Guarantor or any of its Subsidiaries or any transfer of control in respect of any FCC License.

7.       MISCELLANEOUS

7.1.     Notices

                  All  notices  and  other  communications  provided  for or  otherwise  required  hereunder  or in connection  herewith  shall be given in the  manner  and to the  addresses  set forth in  Section  9 of the  Parent
Guaranty.

7.2.     Expenses

                  The Guarantor  agrees that it shall,  upon demand,  pay to the  Administrative  Agent any and all reasonable out-of-pocket sums, costs and expenses,  which any Secured Party may pay or incur defending,  protecting or enforcing this Agreement  (whether suit is instituted or not),  reasonable  attorneys'  fees and  disbursements.
All sums,  costs and expenses which are due and payable  pursuant to this section shall bear  interest,  payable on demand, at the highest rate then payable on the Secured Obligations.

7.3.     Relationship to Credit Agreement

                  This Agreement is the "Parent Security  AgreementC  referred to in the Credit  Agreement,  and is subject to, and should be construed in accordance with, the provisions  thereof.  Each of the Administrative  Agent and the Guarantor  acknowledges that certain  provisions of the Credit Agreement,  including,  without  limitation,
Sections 1.2 (Principles of Construction),  11.1 (Amendments and Waivers),  11.3 (No Waiver;  Cumulative Remedies),
11.4 (Survival of Certain  Obligations),  11.7 (Successors and Assigns),  11.8  (Counterparts),  11.9 (Adjustments;
Setoff),  11.13 (Headings),  11.14  (Severability),  11.15  (Integration),  11.16 (Limitation of Liability),  11.17
(Consent to Jurisdiction),  11.18 (Service of Process),  11.19 (No Limitation on Service or Suit) and 11.20 (WAIVER
OF TRIAL BY JURY) thereof,  are made  applicable to this  Agreement  mutatis  mutandis and all such  provisions are incorporated by reference herein mutatis mutandis as if fully set forth herein.

7.4.     Governing Law; Terms

                  This  Agreement  shall be governed by and construed in  accordance  with the laws of the State of
New York,  except to the extent that the validity or perfection  of the security  interest  hereunder,  or remedies hereunder,  in respect of any  particular  collateral  are  governed by the laws of a  jurisdiction  other than the
State of New York.  Unless otherwise  defined herein,  terms used in Articles 8 and 9 of the UCC are used herein as therein defined.

[Signature pages follow]

                               FIRST AMENDED AND RESTATED PARENT SECURITY AGREEMENT
                                         SALEM COMMUNICATIONS CORPORATION

                  IN  EVIDENCE  of  the  agreement  by the  parties  hereto  to the  terms  and  conditions  herein contained, each such party has caused this Parent Security Agreement to be duly executed on its behalf.

                                             SALEM COMMUNICATIONS CORPORATION

By:	/s/ Jonathan Block

Name:	Jonathan Block
Title:	Vice President and Secretary
THE BANK OF NEW YORK, as Administrative Agent

By:	/s/ Steve Nettler

Name:	Steve Nettler

                                                    Annex 1 to
                               First Amended and Restated Parent Security Agreement
                                            Dated as of June 15, 2001

                                                   PLEDGED STOCK

================================= =================== ======================= ======================================
                                     Certificate                                            Number of
                                                                                            Shares
             Issuer                     Number           Registered Owner
--------------------------------- ------------------- ----------------------- --------------------------------------
Salem   Communications   Holding          1           Salem   Communications  1,000 shares of common stock, par
Corporation                                           Corporation             value $0.01
--------------------------------- ------------------- ----------------------- --------------------------------------
Salem             Communications          1           Salem   Communications  1,000 shares of common stock, par
Acquisition Corporation                               Corporation             value $0.01
================================= =================== ======================= ======================================

                                                       (ii)

EXHIBIT 4.24.02

                                              SECOND AMENDED AND RESTATED PARENT GUARANTY
                                              -------------------------------------------

         SECOND  AMENDED AND RESTATED  PARENT  GUARANTY (as the same may be amended,  supplemented  or otherwise  modified from time to time, this  "Agreement"),  dated as of June 15,  2001, by and among SALEM  COMMUNICATIONS  CORPORATION,  a Delaware  corporation (the
             ---------
"Guarantor"),  SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a  Delaware  corporation  (the  "Borrower")  and THE BANK OF NEW YORK (the
----------                                                                                    --------
"Administrative  Agent"), in its capacity as Administrative  Agent for the Lenders under the Credit Agreement referred to below and the
----------------------
Rate Protection Lenders as defined herein.

                                                               RECITALS
                                                               --------

         A.       Reference is made to the First Amended and Restated Parent  Guaranty,  dated as of November 7, 2000, by and among the
Guarantor, the Borrower and the Administrative Agent (as previously amended, the "Existing Parent Guaranty").
                                                                                  ------------------------

         B.       Reference is made to the Third Amended and Restated Credit Agreement,  dated as of November 7, 2000, by and among the
Borrower,  the lenders party thereto, and The Bank of New York, as Administrative  Agent, Bank of America,  N.A., as Syndication Agent,
Fleet  National  Bank,  as  Documentation  Agent,  and Union Bank of  California,  N.A. and The Bank of Nova Scotia,  as Co-Agents  (as
amended, the "Existing Credit Agreement").
              -------------------------

         C.       Reference is made to the Parent  Security  Agreement,  dated as of November 7, 2000, by and between the Guarantor and the Administrative Agent (the "Existing Parent Security Agreement").
                               ----------------------------------

         D.       On and as of the date hereof,  the Borrower is entering into the Fourth Amended and Restated Credit Agreement,  dated as of June 15,  2001, by and among the Borrower,  the Lenders party thereto,  the  Administrative  Agent,  Bank of America,  N.A., as
Syndication  Agent,  Fleet National Bank, as Documentation  Agent, and Union Bank of California,  N.A. and The Bank of Nova Scotia,  as
Co-Agents (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement").
                                                                                                  ----------------

         E.       On and as of the date  hereof,  the  Guarantor  is entering  into the First  Amended  and  Restated  Parent  Security
Agreement,  dated as of June 15,  2001,  by and  between  the  Guarantor  and the  Administrative  Agent (as the same may be amended, supplemented or otherwise modified from time to time, the "Parent Security Agreement").
                                                           -------------------------

         F.       The Guarantor owns,  directly or indirectly,  all of the issued and outstanding  Stock of the Borrower and expects to derive substantial benefit from the Credit Agreement and the transactions contemplated thereby.

         G.       The  Guarantor  acknowledges  that the Credit  Parties are  relying on this  Agreement  in  entering  into the Credit
Agreement, and that the Credit Parties would not enter into the Credit Agreement without the execution and delivery of this Agreement.

         H.       It is a condition  precedent to the effectiveness of the Credit Agreement and the making of all Loans and all Letters of Credit under the Credit Agreement that the Guarantor shall have executed and delivered this Agreement.

         I.       This Agreement is intended  solely as an amendment of, and  contemporaneous  restatement of, the terms and conditions of the  Existing  Parent  Guaranty  and is not  intended,  and should not be  construed  in any way, to  extinguish  or  terminate  the obligations of the Guarantor under the Existing Parent Guaranty.

         J.       For  convenience,  this Agreement is dated as of June 15,  2001 (the "Fourth  Restatement  Date") and references to
                                                                                          -------------------------
certain matters relating to the period prior thereto have been deleted.

                  In  consideration of the premises and in order to induce the Credit Parties to enter into the Credit  Agreement,  the parties hereto agree as follows:

1.       Defined Terms
         -------------

(a)      Capitalized  terms used herein which are not otherwise  defined herein shall have the respective  meanings ascribed thereto in the Credit Agreement.

(b)      When used in this Agreement, the following capitalized terms shall have the respective meanings ascribed thereto as follows:

                           "Borrower Obligations":  collectively, all of the obligations and liabilities of the Borrower under the Loan
                            --------------------
Documents and under each Interest Rate Protection  Arrangement  entered into or assumed by the Borrower with a Rate Protection  Lender, whether direct or indirect,  absolute or contingent,  due or to become due, now existing or hereafter incurred,  which may arise under, out of or in connection with the Loan Documents, in each case whether fixed,  contingent,  now existing or hereafter arising,  created, assumed,  incurred or acquired,  and whether  before or after the occurrence of any Event of Default under Section 9.1(h) or (i) of the
Credit  Agreement  and  including  any  obligation  or  liability  in respect of any breach of any  representation  or warranty and all post-petition  interest and funding  losses,  whether or not allowed as a claim in any  proceeding  arising in connection  with such an event, as such obligations and liabilities may be amended,  increased,  modified,  renewed,  refinanced by the Administrative Agent and the Lenders, refunded or extended from time to time.

                           "Credit Agreement": as defined in paragraph Recital B.
                            ----------------

                           "Event of Default": as defined in Section 6.
                            ----------------

                           "Existing Credit Agreement": as defined in Recital A.
                            -------------------------

                           "Existing Parent Guaranty": as defined in Recital A.
                            ------------------------

                           "Existing Parent Security Agreement": as defined in Recital C.
                            ----------------------------------

                           "Fourth Restatement Date": as defined in Recital J.
                            -----------------------

                           "Guaranteed  Parties":  collectively,  (i) the Administrative  Agent, the Issuing Bank and the Lenders, (ii)
                            -------------------
each Rate Protection Lender and (iii) the successors and assigns of each of the foregoing.

                           "Guarantor  Obligations":  collectively,  all of the obligations and liabilities of the Guarantor hereunder,
                            ----------------------
whether  direct or  indirect,  absolute or  contingent,  due or to become due,  whether now  existing or  hereafter  arising,  created, assumed,  incurred or acquired and whether  before or after the  occurrence of any Event of Default under Section  9.1(h) or (i) of the
Credit  Agreement  and  including  any  obligation  or  liability  in respect of any breach of any  representation  or warranty and all post-petition  interest and funding  losses,  whether or not allowed as a claim in any  proceeding  arising in connection  with such an event.

                           "Obligations": collectively, the Borrower Obligations and the Guarantor Obligations.
                            -----------

                           "Parent Security Agreement": as defined in Recital E.
                            -------------------------

                           "Payment": the indefeasible payment in full in cash.
                            -------

                           "Rate Protection Lenders":  collectively,  each counterparty to an Interest Rate Protection Arrangement with
                            -----------------------
or assumed by the  Borrower if such  counterparty  was a Lender (or an Affiliate  thereof) at the time such  Interest  Rate  Protection
Arrangement was entered into or assumed, as applicable.

                           "Subsidiary":  with  respect  to any  Person  (the  "parent")  at any date,  any  corporation,  association,
                            ----------                                          ------
partnership,  joint  venture  or other  business  entity of which the  parent,  directly  or  indirectly,  either  (i) in  respect of a corporation,  owns or controls more than 50% of the outstanding  Stock having ordinary voting power to elect a majority of the board of directors or similar  managing  body,  irrespective  of whether or not a class or classes shall or might have voting power by reason of the happening of any  contingency,  or (ii) in respect of an  association,  partnership,  joint venture or other  business  entity,  is entitled to share in more than 50% of the profits and losses,  however determined.  Unless the context otherwise  requires,  references in this Agreement to a "Subsidiary" or to "Subsidiaries" shall be deemed to refer to a Subsidiary or Subsidiaries of the Guarantor.

2.       Guaranty
         --------

                  The Guarantor  hereby  absolutely,  irrevocably and  unconditionally  guarantees the full and prompt payment when due
(whether at stated  maturity,  by  acceleration  or otherwise) of the Borrower  Obligations.  This Agreement  constitutes a guaranty of payment and neither the  Administrative  Agent nor any other Guaranteed Party shall have any obligation to enforce any Loan Document or any Interest Rate  Protection  Arrangement  or exercise any right or remedy with respect to any collateral  security  thereunder by any action,  including  making or perfecting any claim against any Person or any collateral  security for any of the Borrower  Obligations, prior to being  entitled  to the  benefits  of this  Agreement.  The  Administrative  Agent may,  at its  option,  proceed  against the
Guarantor in the first  instance,  to enforce the  Guarantor  Obligations  without first  proceeding  against the Borrower or any other
Person,  and without first resorting to any other rights or remedies,  as the Administrative  Agent may deem advisable.  In furtherance hereof,  if the  Administrative  Agent or any other  Guaranteed  Party is prevented by law from  collecting or otherwise  hindered from collecting  or otherwise  enforcing  any Borrower  Obligation  in accordance  with its terms,  the  Administrative  Agent or such other
Guaranteed  Party shall be entitled to receive  hereunder  from the  Guarantor  after demand  therefor,  the sums which would have been otherwise due had such collection or enforcement not been prevented or hindered.

3.       Absolute Obligation
         -------------------

                  The Guarantor shall not be released from liability  hereunder  unless and until the Maturity Date shall have occurred and either (a) the Issuing Bank shall not have any  obligation  under the Letters of Credit and the Borrower shall have paid in full in cash  the  outstanding  principal  balance  of the  Loans,  together  with  all  accrued  interest  thereon,  all of the  Reimbursement
Obligations,  and all other sums then due and owing under the Loan Documents,  or (b) the Guarantor  Obligations of the Guarantor shall have been paid in full in cash.  The  Guarantor  acknowledges  and  agrees  that (i)  neither  the  Administrative  Agent nor any other
Guaranteed Party has made any  representation  or warranty to the Guarantor with respect to the Borrower or any other  Subsidiary,  any
Loan Document, any Interest Rate Protection Arrangement,  or any agreement,  instrument or document executed or delivered in connection therewith, or any other matter whatsoever,  and (ii) the Guarantor shall be liable hereunder,  and such liability shall not be affected or impaired,  irrespective of (A) the validity or enforceability  of any Loan Document,  any Interest Rate Protection  Arrangement,  or
any agreement,  instrument or document  executed or delivered in connection  therewith,  or the  collectability  of any of the Borrower
Obligations,  (B) the preference or priority  ranking with respect to any of the Borrower  Obligations,  (C) the  existence,  validity, enforceability  or  perfection  of any  security  interest  or  collateral  security  under any Loan  Document,  or any  Interest  Rate
Protection  Arrangement,  or the release,  exchange,  substitution  or loss or impairment  of any such security  interest or collateral security,  (D) any failure,  delay,  neglect or omission by the  Administrative  Agent or any other  Guaranteed  Party to realize upon, enforce or protect any direct or indirect collateral security,  indebtedness,  liability or obligation, any Loan Document, any Interest
Rate Protection  Arrangement,  or any agreement,  instrument or document executed or delivered in connection  therewith,  or any of the
Borrower  Obligations,  (E) the existence or exercise of any right of setoff by the Administrative Agent or any other Guaranteed Party,
(F) the existence,  validity or enforceability of any other guaranty with respect to any of the Borrower Obligations,  the liability of any other  Person in respect of any of the  Borrower  Obligations,  or the release of any such Person or any other  guarantor of any of the Borrower  Obligations,  (G) any act or omission of the  Administrative  Agent or any other  Guaranteed Party in connection with the administration  of any  Loan  Document,  any  Interest  Rate  Protection  Arrangement,  or any of the  Borrower  Obligations,  (H)  the
bankruptcy,  insolvency,  reorganization or receivership of, or any other proceeding for the relief of debtors commenced by or against, any Person,  (I) the  disaffirmance  or  rejection,  or the  purported  disaffirmance  or purported  rejection,  of any of the Borrower
Obligations,  any Loan  Document,  any Interest Rate  Protection  Arrangement,  or any  agreement,  instrument or document  executed or delivered in connection  therewith,  in any bankruptcy,  insolvency,  reorganization  or receivership,  or any other proceeding for the relief of debtor,  relating to any Person,  (J) any law,  regulation  or decree now or  hereafter  in effect  which might in any manner affect any of the terms or provisions of any Loan Document, any Interest Rate Protection Arrangement,  or any agreement,  instrument or document  executed or  delivered in  connection  therewith  or any of the  Borrower  Obligations,  or which might cause or permit to be invoked any alteration in the time,  amount,  manner or payment or performance of any of the  Borrower's  obligations  and  liabilities
(including the Borrower  Obligations),  (K) the merger or  consolidation  of the Borrower into or with any Person,  (L) the sale by the
Borrower of all or any part of its assets,  (M) the fact that at any time and from time to time none of the  Borrower  Obligations  may be  outstanding  or owing to the  Administrative  Agent or any  other  Guaranteed  Party,  (N) any  amendment  or  modification  of, or supplement  to, any Loan Document or any Interest  Rate  Protection  Arrangement  or (O) any other reason or  circumstance  which might otherwise  constitute a defense  available to or a discharge of the Borrower in respect of its  obligations or  liabilities  (including the Borrower  Obligations)  or of the Guarantor in respect of any of the Guarantor  Obligations  (other than by the performance in full thereof).

4.       Representations and Warranties
         ------------------------------

                  The Guarantor hereby  represents and warrants to the  Administrative  Agent that the  representations  and warranties contained in the Credit Agreement are true and correct.

5.       Covenants
         ---------

                  The Guarantor  hereby  covenants  and agrees that,  until the Payment of all of the  obligations  of the Loan Parties under the Loan  Documents  to any  Credit  Party and the  nonexistence  of any  obligation  of any Credit  Party  under any of the Loan
Documents  or any Letter of Credit,  it shall  comply and cause the  Borrower  and each other  Subsidiary  (other than an  Unrestricted
Parent Subsidiary) to comply with all covenants and agreements contained in Sections 6, 7 and 8 of the Credit Agreement.

6.       Events of Default
         -----------------

                  Each of the following shall constitute an "Event of Default":
                                                             ----------------

(a)      If the Guarantor  shall fail to observe or perform any term,  covenant or agreement  contained in Section 2 or Section 5 (with respect to Section 6, Section 7.3, 7.5, 7.10, 7.11, 7.12 or 7.13, or Section 8 of the Credit Agreement) of this Agreement; or

(b)      If the  Guarantor  shall fail to observe or perform any term,  covenant or  agreement  contained in Section 5 (other than with respect to Section 6, Section 7.3, 7.5, 7.10,  7.11, 7.12 or 7.13, or Section 8 of the Credit  Agreement) or any other term,  covenant, or agreement  contained in this Agreement and such failure shall have continued  unremedied for a period of 30 days from the first date when the Guarantor or the Borrower shall have obtained knowledge thereof; or

(c)      The occurrence and continuance of an Event of Default under, and as such term is defined in, the Credit Agreement.

7.       Notices
         -------

                  Except as otherwise  specifically  provided  herein,  all notices,  requests,  consents,  demands,  waivers and other communications  hereunder shall be in writing (including facsimile) and shall be electronically  transmitted or mailed by registered or certified mail or delivered in person,  and all  statements,  reports,  documents,  certificates  and papers to be delivered  hereunder shall be mailed by first class mail or delivered in person, in each case to the respective parties to this Agreement as follows:

(a)      in the case of the Administrative Agent or the Borrower, as set forth in Section 11.2 of the Credit Agreement, and

(b)      in the case of the Guarantor, to:

                           Salem Communications Corporation,
                           4880 Santa Rosa Road, Suite 300
                           Camarillo, California  93012
                           Attention:       David Evans,
                                            Senior Vice President and Chief Financial Officer
                           Telephone:       (805) 987-0400 (ext. 1031)
                           Telecopy:        (805) 384-4532)

                           with a copy to

                           Salem Communications Corporation
                           4880 Santa Rosa Road, Suite 300
                           Camarillo, California  93012
                           Attention:       Jonathan L. Block, Esq.,
                                            Secretary
                           Telephone:       (805) 987-0400 (ext. 1106)
                           Telecopy:        (805) 384-4505).

8.       Expenses.
         --------

                  The  Guarantor  agrees  that  it  shall,  upon  demand,  pay to the  Administrative  Agent  any  and  all  reasonable out-of-pocket sums, costs and expenses,  which any Guaranteed Party may pay or incur defending,  protecting or enforcing this Agreement
(whether suit is instituted or not),  reasonable  attorneys'  fees and  disbursements.  All sums,  costs and expenses which are due and payable pursuant to this Section shall bear interest, payable on demand, at the highest rate then payable on the Borrower Obligations.

9.       Repayment in Bankruptcy, etc.
         ----------------------------

                  If, at any time or times  subsequent to the payment of all or any part of the Borrower  Obligations  or the Guarantor
Obligations,  any  Guaranteed  Party  shall be required to repay any  amounts  previously  paid by or on behalf of the  Borrower or the
Guarantor in reduction thereof by virtue of an order of any court having  jurisdiction in the premises,  as a result of an adjudication that such amounts constituted  preferential  payments or fraudulent  conveyances,  the Guarantor  unconditionally  agrees to pay to the
Administrative  Agent within ten days after demand a sum in cash equal to the amount of such repayment,  together with interest on such amount from the date of such repayment by the applicable  Guaranteed  Party to the date of payment to the  Administrative  Agent at the applicable after maturity rate set forth in the Credit Agreement.

10.      Termination
         -----------

                  This  Agreement  shall  terminate on the date upon which (i) the Lenders shall no longer have any  obligation to make
Loans,  (ii) the Issuing Bank shall no longer have (A) any  obligation  to issue  Letters of Credit and (B) any  obligations  under the
Letters of Credit theretofor issued, and (iii) the Obligations shall have been paid in full in cash.

11.      Miscellaneous
         -------------

(a)      Except as otherwise  expressly  provided in this  Agreement,  the  Guarantor  hereby waives  presentment,  demand for payment, notice of  default,  nonperformance  and  dishonor,  protest and notice of protest of or in respect of this  Agreement,  the other Loan
Documents,  each Interest Protection  Arrangement,  and the Borrower  Obligations,  notice of acceptance of this Agreement and reliance hereupon by the Administrative Agent, the Issuing Bank and each Lender, and the incurrence of any of the Borrower  Obligations,  notice of any sale of collateral security or any default of any sort.

(b)      The Guarantor is not relying upon the  Administrative  Agent,  the Issuing Bank or any Lender to provide to it any information concerning  the  Borrower or any other  Subsidiary,  and the  Guarantor  has made  arrangements  satisfactory  to it to obtain from the
Borrower and each other Subsidiary on a continuing  basis such information  concerning the Borrower and each other Subsidiary as it may desire.

(c)      The Guarantor  agrees that any statement of account with respect to the Borrower  Obligations from the  Administrative  Agent, the Issuing Bank or any Lender to the Borrower which binds the Borrower  shall also be binding upon the  Guarantor,  and that copies of said  statements  of account  maintained  in the regular  course of the  Administrative  Agent's,  the Issuing  Bank's or such Lender's business, as the case may be, may be used in evidence against the Guarantor in order to establish its Guarantor Obligations.

(d)      The Guarantor  acknowledges  that it has received a copy of the Loan Documents and each Interest Rate  Protection  Arrangement and has approved of the same.  In addition,  the  Guarantor  acknowledges  having read each Loan  Document and each such  Interest Rate
Protection  Arrangement  and having had the advice of counsel in connection  with all matters  concerning its execution and delivery of this Agreement.

(e)      The Guarantor may not assign any right, or delegate any duty, it may have under this Agreement.

(f)      The Guarantor Obligations hereunder shall be joint and several with the obligations of the Subsidiary Guarantors.

(g)      This Agreement is the "Parent  Guaranty"  referred to in the Credit  Agreement,  and is subject to, and should be construed in accordance with, the provisions  thereof.  Each of the Administrative  Agent, the Guarantor and the Borrower  acknowledges that certain provisions of the Credit Agreement,  including,  without  limitation,  Sections 1.2 (Principles of Construction),  11.1 (Amendments and
Waivers),  11.3 (No Waiver;  Cumulative  Remedies),  11.4  (Survival of Certain  Obligations),  11.7  (Successors  and  Assigns),  11.8
(Counterparts), 11.9 (Adjustments;  Setoff), 11.12 (Governing Law), 11.13 (Headings), 11.14 (Severability),  11.15 (Integration), 11.16
(Limitation of Liability),  11.17 (Consent to Jurisdiction),  11.18 (Service of Process),  11.19 (No Limitation on Service or Suit) and
11.20  (WAIVER  OF TRIAL BY JURY)  thereof,  are made  applicable  to this  Agreement  mutatis  mutandis  and all such  provisions  are incorporated by reference herein mutatis mutandis as if fully set forth herein.

(h)      No right of the  Administrative  Agent to enforce this Agreement  shall at any time or in any way be prejudiced or impaired by any act or failure to act on the part of the  Guarantor,  or by any  noncompliance  by the  Guarantor  with the terms,  provisions  and covenants herein, and the Guaranteed Parties are hereby expressly authorized to extend,  waive, renew,  increase,  decrease,  modify or amend the terms of the Borrower  Obligations or any collateral  security  therefor,  to waive any default,  modify,  amend,  rescind or waive any  provision of any document  executed  and  delivered in  connection  with the Borrower  Obligations  and to release,  sell or exchange any such  collateral  security and otherwise deal freely with the Borrower,  all without notice to or consent of the Guarantor and without affecting the liabilities and obligations of the parties hereto.

(i)      The Guarantor waives notice of acceptance of this Agreement by the Administrative  Agent and the Guaranteed  Parties,  and the
Guarantor waives notice of and consents to the making,  amount and terms of the Borrower  Obligations which may exist from time to time and any renewal,  extension,  increase,  amendment or modification  thereof and any other action which the Administrative  Agent or the
Lenders in their sole and  absolute  discretion,  may take or omit to take with  respect  thereto.  This  Section  shall  constitute  a continuing  offer  to the  Administrative  Agent  and  the  Guaranteed  Parties,  its  provisions  are  made  for  the  benefit  of the
Administrative  Agent and the Guaranteed Parties,  and the Administrative  Agent and the Guaranteed Parties are made obligees hereunder and may enforce such provisions.

(j)      The  Guarantor  agrees  that no payment or  distribution  to the  Administrative  Agent  pursuant  to the  provisions  of this
Agreement  shall  entitle the  Guarantor  to exercise  any rights of  subrogation  in respect  thereof  until the Payment of all of the obligations of the Loan Parties under the Loan  Documents to the  Guaranteed  Parties,  and the  nonexistence  of any obligation of any
Guaranteed Party under any of the Loan Documents or any Letter of Credit.

(k)      The Guarantor agrees that the provisions of this Agreement shall be applicable to the Borrower  Obligations  whenever the same may arise and  notwithstanding  the fact that no Borrower  Obligations may be outstanding from time to time and may have been paid down to zero at any time or from time to time,  it being  understood  that the Credit  Agreement  permits the Borrower to borrow,  repay and reborrow from time to time subject to the terms and conditions thereof, all or any of which terms and conditions may be waived.

(l)      The  Guarantor  authorizes  the  Administrative  Agent,  without  notice or demand and  without  affecting  or  impairing  the obligations of the Guarantor,  from time to time to (i) renew, compromise,  extend,  increase,  accelerate or otherwise change the time for payment of, or otherwise change the terms of the Borrower  Obligations,  or any part thereof,  including,  without  limitation,  to increase or decrease the rate of interest  thereon or the principal  amount thereof;  (ii) take or hold security for the payment of the
Borrower Obligations and exchange,  enforce,  foreclose upon, waive and release any such security; (iii) apply such security and direct the order or manner of sale thereof as the  Administrative  Agent, in its sole discretion,  may determine;  (iv) release and substitute one or more  endorsers,  warrantors,  borrowers or other  obligors;  and (v) exercise or refrain from exercising any rights against the
Borrower or any other Person.

[Signature pages follow]

                                              SECOND AMENDED AND RESTATED PARENT GUARANTY
                                                   SALEM COMMUNICATIONS CORPORATION

                  IN EVIDENCE of the agreement by the parties hereto to the terms and conditions herein contained,  each such party has caused this Parent Guaranty to be duly executed on its behalf.

                                             SALEM COMMUNICATIONS CORPORATION

By:	/s/ Jonathan Block

Name:	Jonathan Block
Title:	Vice President and Secretary
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ Jonathan Block

Name:	Jonathan Block
Title:	Vice President and Secretary
THE BANK OF NEW YORK, as Administrative Agent

By:	/s/ Steve Nettler

Name:	Steve Nettler

EXHIBIT 4.25

                   SALEM COMMUNICATIONS HOLDING CORPORATION, a Delaware corporation, as Issuer,

                                         SALEM COMMUNICATIONS CORPORATION
                                                 ATEP RADIO, INC.
                                                 BISON MEDIA, INC.
                                             CARON BROADCASTING, INC.
                                             CCM COMMUNICATIONS, INC.
                                         COMMON GROUND BROADCASTING, INC.
                                       GOLDEN GATE BROADCASTING COMPANY INC.
                                                INLAND RADIO, INC.
                                              INSPIRATION MEDIA, INC.
                                       INSPIRATION MEDIA OF PENNSYLVANIA, LP
                                          INSPIRATION MEDIA OF TEXAS, LLC
                                               KINGDOM DIRECT, INC.
                                        NEW ENGLAND CONTINENTAL MEDIA, INC.
                                    NEW INSPIRATION BROADCASTING COMPANY, INC.
                                                 OASIS RADIO, INC.
                                                   ONEPLACE, LLC
                                        PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                                 RADIO 1210, INC.
                                           REACH SATELITE NETWORK, INC.
                                   SALEM COMMUNICATIONS ACQUISITION CORPORATION
                                              SALEM MEDIA CORPORATION
                                           SALEM MEDIA OF COLORADO, INC.
                                           SALEM MEDIA OF GEORGIA, INC.
                                            SALEM MEDIA OF HAWAII, INC.
                                           SALEM MEDIA OF ILLINOIS, LLC
                                           SALEM MEDIA OF KENTUCKY, INC.
                                           SALEM MEDIA OF NEW YORK, LLC
                                             SALEM MEDIA OF OHIO, INC.
                                            SALEM MEDIA OF OREGON, INC.
                                         SALEM MEDIA OF PENNSYLVANIA, INC.
                                            SALEM MEDIA OF TEXAS, INC.
                                           SALEM MEDIA OF VIRGINIA, INC.
                                             SALEM MUSIC NETWORK, INC.
                                         SALEM RADIO NETWORK INCORPORATED
                                            SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS - PENNSYLVANIA, INC.
                                           SALEM RADIO PROPERTIES, INC.
                                         SALEM RADIO REPRESENTATIVES, INC.
                                              SCA LICENSE CORPORATION
                                          SOUTH TEXAS BROADCASTING, INC.
                                              SRN NEWS NETWORK, INC.
                                             VISTA BROADCASTING, INC.,
                                                  as Guarantors,

                                                        and

                                         THE BANK OF NEW YORK, as Trustee

                                                 _________________

                                                     INDENTURE

                                             Dated as of June 25, 2001

                                                 _________________

                                                   $150,000,000

                                       9% Senior Subordinated Notes due 2011

                                                    (continued)
                                                                                                               Page

                                                        iv

Sal.Indenture.doc

                                                                                                               Page

                                                         i

Sal.Indenture.doc

              Section 4.05     Deposited Money and U.S. Government Obligations to Be Held in Trust;
                               Other Miscellaneous Provisions....................................................15
              Section 4.06     Reinstatement.....................................................................15

     ARTICLE V REMEDIES..........................................................................................15

              Section 5.01     Events of Default.................................................................15
              Section 5.02     Acceleration of Maturity; Rescission and Annulment................................15
              Section 5.03     Collection of Indebtedness and Suits for Enforcement by Trustee...................15
              Section 5.04     Trustee May File Proofs of Claim..................................................15
              Section 5.05     Trustee May Enforce Claims without Possession of Securities.......................15
              Section 5.06     Application of Money Collected....................................................15
              Section 5.07     Limitation on Suits...............................................................15
              Section 5.08     Unconditional Right of Holders to Receive Principal, Premium and Interest.........15
              Section 5.09     Restoration of Rights and Remedies................................................15
              Section 5.10     Rights and Remedies Cumulative....................................................15
              Section 5.11     Delay or Omission Not Waiver......................................................15
              Section 5.12     Control by Holders................................................................15
              Section 5.13     Waiver of Past Defaults...........................................................15
              Section 5.14     Undertaking for Costs.............................................................15
              Section 5.15     Waiver of Stay, Extension or Usury Laws...........................................15

     ARTICLE VI THE TRUSTEE......................................................................................15

              Section 6.01     Notice of Defaults................................................................15
              Section 6.02     Certain Rights and Duties of Trustee..............................................15
              Section 6.03     Trustee Not Responsible for Recitals, Dispositions of Securities or
                               Application of Proceeds Thereof...................................................15
              Section 6.04     Trustee and Agents May Hold Securities; Collections; etc..........................15
              Section 6.05     Money Held in Trust...............................................................15
              Section 6.06     Compensation and Indemnification of Trustee and Its Prior Claim...................15
              Section 6.07     Conflicting Interests.............................................................15
              Section 6.08     Corporate Trustee Required, Eligibility...........................................15
              Section 6.09     Resignation and Removal: Appointment of Successor Trustee.........................15
              Section 6.10     Acceptance of Appointment by Successor............................................15
              Section 6.11     Merger, Conversion, Consolidation or Succession to Business.......................15
              Section 6.12     Preferential Collection of Claims Against Company.................................15

     ARTICLE VII HOLDERS' LISTS AND REPORTS BY TRUSTEE...........................................................15

              Section 7.01     Company to Furnish Trustee with Names and Addresses of Holders....................15
              Section 7.02     Disclosure of Names and Addresses of Holders......................................15
              Section 7.03     Reports by Trustee................................................................15
              Section 7.04     Reports by Company and Guarantors.................................................15

     ARTICLE VIII CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE...........................................15

              Section 8.01     Company or Any Guarantor May Consolidate, etc., Only on Certain Terms.............15
              Section 8.02     Successor Substituted.............................................................15

     ARTICLE IX SUPPLEMENTAL INDENTURES..........................................................................15

              Section 9.01     Supplemental Indentures and Agreements without Consent of Holders.................15
              Section 9.02     Supplemental Indentures and Agreements with Consent of Holders....................15
              Section 9.03     Execution of Supplemental Indentures and Agreements...............................15
              Section 9.04     Effect of Supplemental Indentures.................................................15
              Section 9.05     Conformity with Trust Indenture Act...............................................15
              Section 9.06     Reference in Securities to Supplemental Indentures................................15
              Section 9.07     Effect on Senior Indebtedness.....................................................15

     ARTICLE X COVENANTS.........................................................................................15

              Section 10.01    Payment of Principal, Premium and Interest........................................15
              Section 10.02    Maintenance of Office or Agency...................................................15
              Section 10.03    Money for Security Payments to Be Held in Trust...................................15
              Section 10.04    Corporate Existence...............................................................15
              Section 10.05    Payment of Taxes and Other Claims.................................................15
              Section 10.06    Maintenance of Properties.........................................................15
              Section 10.07    Insurance.........................................................................15
              Section 10.08    Limitation on Indebtedness........................................................15
              Section 10.09    Limitation on Restricted Payments.................................................15
              Section 10.10    Limitation on Transactions with Affiliates........................................15
              Section 10.11    Limitation on Senior Subordinated Indebtedness....................................15
              Section 10.12    Limitation on Liens...............................................................15
              Section 10.13    Limitation on Sale of Assets......................................................15
              Section 10.14    Limitation on Issuances of Guarantees of and Pledges for Indebtedness.............15
              Section 10.15    Restriction on Transfer of Assets.................................................15
              Section 10.16    Purchase of Securities upon a Change of Control...................................15
              Section 10.17    Limitation on Subsidiary Equity Interests.........................................15
              Section 10.18    Limitation on Dividends and Other Payment Restrictions Affecting
                               Subsidiaries......................................................................15
              Section 10.19    Limitation on Unrestricted Subsidiaries...........................................15
              Section 10.20    Provision of Financial Statements.................................................15
              Section 10.21    Statement by Officers as to Default...............................................15
              Section 10.22    Waiver of Certain Covenants.......................................................15
              Section 10.23    Limitation on Asset Swaps.........................................................15

     ARTICLE XI REDEMPTION OF SECURITIES.........................................................................15

              Section 11.01    Rights of Redemption..............................................................15
              Section 11.02    Applicability of Article..........................................................15
              Section 11.03    Election to Redeem; Notice to Trustee.............................................15
              Section 11.04    Selection by Trustee of Securities to Be Redeemed.................................15
              Section 11.05    Notice of Redemption..............................................................15
              Section 11.06    Deposit of Redemption Price.......................................................15
              Section 11.07    Securities Payable on Redemption Date.............................................15
              Section 11.08    Securities Redeemed or Purchased in Part..........................................15

     ARTICLE XII SUBORDINATION OF SECURITIES.....................................................................15

              Section 12.01    Securities Subordinate to Senior Indebtedness.....................................15
              Section 12.02    Payment Over of Proceeds Upon Dissolution, etc....................................15
              Section 12.03    Suspension of Payment When Senior Indebtedness in Default.........................15
              Section 12.04    Payment Permitted if No Default...................................................15
              Section 12.05    Subrogation to Rights of Holders of Senior Indebtedness...........................15
              Section 12.06    Provisions Solely to Define Relative Rights.......................................15
              Section 12.07    Trustee to Effectuate Subordination...............................................15
              Section 12.08    No Waiver of Subordination Provisions.............................................15
              Section 12.09    Notice to Trustee.................................................................15
              Section 12.10    Reliance on Judicial Order or Certificate of Liquidating Agent....................15
              Section 12.11    Rights of Trustee as a Holder of Senior Indebtedness Preservation of
                               Trustee's Rights..................................................................15
              Section 12.12    Article Applicable to Paying Agents...............................................15
              Section 12.13    No Suspension of Remedies.........................................................15
              Section 12.14    Trustee's Relation to Senior Indebtedness.........................................15

     ARTICLE XIII SATISFACTION AND DISCHARGE.....................................................................15

              Section 13.01    Satisfaction and Discharge of Indenture...........................................15
              Section 13.02    Application of Trust Money........................................................15

     ARTICLE XIV GUARANTEE.......................................................................................15

              Section 14.01    Guarantors' Guarantee.............................................................15
              Section 14.02    Continuing Guarantee; No Right of Set-Off; Independent Obligation.................15
              Section 14.03    Guarantee Absolute................................................................15
              Section 14.04    Right to Demand Full Performance..................................................15
              Section 14.05    Waivers...........................................................................15
              Section 14.06    The Guarantors Remain Obligated in Event the Company Is No Longer
                               Obligated to Discharge Indenture Obligations......................................15
              Section 14.07    Fraudulent Conveyance; Subrogation................................................15
              Section 14.08    Guarantee Is in Addition to Other Security........................................15
              Section 14.09    Release of Security Interests.....................................................15
              Section 14.10    No Bar to Further Actions.........................................................15
              Section 14.11    Failure to Exercise Rights Shall Not Operate as a Waiver; No Suspension
                               of Remedies.......................................................................15
              Section 14.12    Trustee's Duties, Notice to Trustee...............................................15
              Section 14.13    Successors and Assigns............................................................15
              Section 14.14    Release of Guarantee..............................................................15
              Section 14.15    Execution of Guarantee............................................................15
              Section 14.16    Guarantee Subordinate to Guarantor Senior Indebtedness............................15
              Section 14.17    Payment Over of Proceeds Upon Dissolution of the Guarantor, etc...................15
              Section 14.18    Default on Guarantor Senior Indebtedness..........................................15
              Section 14.19    Payment Permitted by Each of the Guarantors if No Default.........................15
              Section 14.20    Subrogation to Rights of Holders of Guarantor Senior Indebtedness.................15
              Section 14.21    Provisions Solely to Define Relative Rights.......................................15
              Section 14.22    Trustee to Effectuate Subordination...............................................15
              Section 14.23    No Waiver of Subordination Provisions.............................................15
              Section 14.24    Notice to Trustee by Each of the Guarantors.......................................15
              Section 14.25    Reliance on Judicial Order or Certificate of Liquidating Agent....................15
              Section 14.26    Rights of Trustee as a Holder of Guarantor Senior Indebtedness;
                               Preservation of Trustee's Rights..................................................15
              Section 14.27    Article Applicable to Paying Agents...............................................15
              Section 14.28    No Suspension of Remedies.........................................................15
              Section 14.29    Trustee's Relation to Guarantor Senior Indebtedness...............................15
              Section 14.30    Limitation on Guarantee...........................................................15

SCHEDULE I            Existing Indebtedness of Salem Communications Corporation and its Restricted Subsidiaries

EXHIBIT A             Form of Restricted Securities Transfer Certificate (General)
EXHIBIT B             Form of Restricted Securities Transfer Certificate (Non-U.S. Persons)
EXHIBIT C             Form of Intercompany Note

                                                        vi

Sal.Indenture.doc

                                                         v

Sal.Indenture.doc
CROSS-REFERENCE TABLE*

                                                             Trust Indenture
                                                 Act Section                 Indenture Section

     3.10(a)(1)................................................................................................6.08

              (a)(2)           ................................................................................6.08
              (a)(3            ................................................................................N.A.
              (a)(4)           ................................................................................N.A.
              (b)              ........................................................1.06; 6.07; 6.08; 6.09; 7.03
              (c)              ................................................................................N.A.

     3.11(a)...................................................................................................6.12

              (b)              ................................................................................6.12
              (c)              ................................................................................N.A.

     3.12(a)...................................................................................................7.01

              (b)              ................................................................................7.02
              (c)              ................................................................................7.02

     3.13(a)...................................................................................................7.03

              (b)(1)           ................................................................................N.A.
              (b)(2)           ................................................................................7.03
              (c)              ..........................................................................1.07; 7.03
              (d)              ................................................................................7.03

     3.14(a)............................................................................................1.06; 10.20

              (b)              ................................................................................N.A.
              (c)(1)           ................................................................................1.03
              (c)(2)           ................................................................................1.03
              (c)(3)           ................................................................................N.A.
              (d)              ................................................................................N.A.
              (e)              ................................................................................1.03
              (f)              ................................................................................N.A.

     3.15(a)................................................................................................6.02(a)

              (b)              ..........................................................................1.07; 6.01
              (c)              .............................................................................6.02(k)
              (d)              .............................................................................6.02(e)
              (e)              ................................................................................5.14

     3.16(a)(last sentence)......................................................1.01 (definition of "Outstanding")

              (a)(1)           ................................................................................5.12
              (a)(2)           ................................................................................N.A.
              (b)              ................................................................................5.08
              (c)              ................................................................................1.05

     3.17(a)(1)................................................................................................5.03

              (a)(2)           ................................................................................5.04
              (b)              ...............................................................................10.03

     3.18(a)...................................................................................................1.08

N.A. means not applicable.

                                                        105

Sal.Indenture.doc

Sal.Indenture.doc
         INDENTURE, dated as of June 25, 2001, among SALEM COMMUNICATIONS HOLDING CORPORATION, a Delaware corporation (as further defined below, the "Company"), SALEM COMMUNICATIONS CORPORATION, a Delaware corporation
(as further defined below, "Parent"), ATEP RADIO, INC., a California corporation, BISON MEDIA, INC., a Colorado corporation, CARON BROADCASTING, INC., an Ohio corporation, CCM COMMUNICATIONS, INC., a Tennessee corporation,
COMMON GROUND BROADCASTING, INC., an Oregon corporation, GOLDEN GATE BROADCASTING COMPANY INC., a California
corporation, INLAND RADIO, INC., a California corporation, INSPIRATION MEDIA, INC., a Washington corporation,
INSPIRATION MEDIA OF PENNSYLVANIA, LP, a Delaware limited partnership, INSPIRATION MEDIA OF TEXAS, LLC, a Texas limited liability company, KINGDOM DIRECT, INC., a California corporation, NEW ENGLAND CONTINENTAL MEDIA, INC., a
Massachusetts corporation, NEW INSPIRATION BROADCASTING COMPANY, INC., a California corporation, OASIS RADIO,
INC., a California corporation, ONEPLACE, LLC, a Delaware limited liability company, PENNSYLVANIA MEDIA
ASSOCIATES, INC., a Pennsylvania corporation, RADIO 1210, INC., a California corporation, REACH SATELITE NETWORK,
INC., a Tennessee corporation, SALEM COMMUNICATIONS ACQUISITION CORPORATION, a Delaware corporation, SALEM MEDIA
CORPORATION, a New York corporation, SALEM MEDIA OF COLORADO, INC., a Colorado corporation, SALEM MEDIA OF
GEORGIA, INC., a Delaware corporation, SALEM MEDIA OF HAWAII, INC., a Delaware corporation, SALEM MEDIA OF
ILLINOIS, LLC, a Delaware limited liability company, SALEM MEDIA OF KENTUCKY, INC., a Kentucky corporation, SALEM
MEDIA OF OHIO, INC., an Ohio corporation, SALEM MEDIA OF NEW YORK, LLC, a Delaware  limited liability company,
SALEM MEDIA OF OREGON, INC., an Oregon corporation, SALEM MEDIA OF PENNSYLVANIA, INC., a Pennsylvania
corporation, SALEM MEDIA OF TEXAS, INC., a Texas corporation, SALEM MEDIA OF VIRGINIA, INC., a Virginia corporation, SALEM MUSIC NETWORK, INC., a Texas corporation, SALEM RADIO NETWORK INCORPORATED, a Delaware corporation, SALEM RADIO OPERATIONS, LLC, a Delaware limited liability company, SALEM RADIO OPERATIONS -
PENNSYLVANIA, INC., a Delaware corporation, SALEM RADIO PROPERTIES, INC., Delaware corporation, SALEM RADIO
REPRESENTATIVES, INC., a Texas corporation, SCA LICENSE CORPORATION, a Delaware corporation, SOUTH TEXAS
BROADCASTING, INC., a Texas corporation, SRN NEWS NETWORK, INC., a Texas corporation, and VISTA BROADCASTING,
INC., a California corporation, (collectively with Parent, the "Guarantors"), and THE BANK OF NEW YORK, a New
York banking corporation, as trustee (the "Trustee").

                                                     RECITALS

         The Company has duly authorized the issuance of 9% Senior Subordinated Notes due 2011, Series A, and the
issuance of 9% Senior Subordinated Notes due 2011, Series B, of substantially the tenor and amount hereinafter set forth, and to provide therefor the Company has duly authorized the execution and delivery of this Indenture and the Securities.

         Each Guarantor has duly authorized the issuance of a guarantee (the "Guarantees") of the Securities, of substantially the tenor hereinafter set forth, and to provide therefor, each Guarantor has duly authorized the execution and delivery of this Indenture and the Guarantee.

         This Indenture is subject to, and shall be governed by, the provisions of the Trust Indenture Act that are required to be part of and to govern indentures qualified under the Trust Indenture Act.

         All acts and things necessary have been done to make (i)the Securities, when executed by the Company and authenticated and delivered hereunder and duly issued by the Company, the valid obligations of the Company,
(ii) the Guarantees, when executed by each of the Guarantors and delivered hereunder, the valid obligation of each of the Guarantors and (iii) this Indenture a valid and legally binding agreement of the Company and each of the Guarantors in accordance with the terms of this Indenture.

         NOW, THEREFORE, THIS INDENTURE WITNESSETH:

         For and in consideration of the premises and the purchase of the Securities by the Holders thereof, it is mutually covenanted and agreed, for the equal and proportionate benefit of all Holders of the Securities, as follows:

ARTICLE I.........

                              DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

Section 1.01......Definitions.

         For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

(a)      the terms defined in this Article have the meanings assigned to them in this Article, and include the plural as well as the singular;

(b)      all other terms used herein that are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

(c)      all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with
GAAP;

(d)      the words "herein", "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision; and

(e)      all references to $, US$, dollars or United States dollars shall refer to the lawful currency of the
United States of America.

         "Accredited Investor" means an institutional "accredited investor" within the meaning of Rule 501
(a)(1), (2), (3)or (7)of Regulation D under the Securities Act.

         "Acquired Indebtedness" means Indebtedness of a Person (i) existing at the time such Person becomes a
Subsidiary or (ii) assumed in connection with the acquisition of assets from such Person, in each case, other than Indebtedness incurred in connection with, or in contemplation of, such Person becoming a Subsidiary or such acquisition.  Acquired Indebtedness shall be deemed to be incurred on the date of the related acquisition of assets from any Person or the date the acquired Person becomes a Subsidiary.

         "Additional Securities" means any Securities issued under this Indenture in addition to the Original
Securities (other than any Securities issued pursuant to Section 3.03, 3.04, 3.05, 3.06, 3.07, 3.08, 9.06, 10.13,
10.16 or 11.08).

         "Affiliate" means, with respect to any specified Person, (i) any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person, (ii) any other Person that owns, directly or indirectly, 5% or more of such Person's Equity Interests or any officer or director of any such Person or other Person or, with respect to any natural Person, any person having a relationship with such Person or other Person by blood, marriage or adoption not more remote than first cousin or
(iii) any other Person 10% or more of the voting Equity Interests of which are beneficially owned or held directly or indirectly by such specified person.  For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person directly or indirectly, whether through ownership of voting securities, by contract or otherwise; and the terms "controlling"
and "controlled" have meanings correlative to the foregoing.

         "Asset Sale" means any sale, issuance, conveyance, transfer, lease or other disposition (including, without limitation, by way of merger, consolidation or Sale and Leaseback Transaction) (collectively, a
"transfer"), directly or indirectly, in one or a series of related transactions, of (i) any Equity Interest of any
Restricted Subsidiary of the Company (other than directors' qualifying shares and, to the extent required by local ownership laws in foreign countries, shares owned by foreign shareholders); (ii) all or substantially all of the properties and assets of any division or line of business of the Company or its Restricted Subsidiaries;
or (iii) any other properties or assets of the Company or any of its Restricted Subsidiaries, other than in the ordinary course of business.  For the purposes of this definition, the term "Asset Sale" shall not include any transfer of properties and assets (A) that is governed by Section 8.01(a) or Section 10.23, (B) that is by the
Company to any Wholly Owned Restricted Subsidiary of the Company, or by any Restricted Subsidiary of the Company
to the Company or any Wholly Owned Restricted Subsidiary of the Company, in accordance with the terms of this
Indenture, (C) that aggregates not more than $1,000,000 in gross proceeds or (D) any Restricted Payments permitted under Section 10.09 or any Permitted Investment.

         "Agent Member" means any member of, or participant in, the Depositary.

         "Asset Swap" means an Asset Sale by the Company or any Restricted Subsidiary of the Company in exchange for properties or assets that will be used in the business of the Company and its Restricted Subsidiaries existing on the date of this Indenture or reasonably related thereto.

         "Average Life to Stated Maturity" means, as of the date of determination with respect to any
Indebtedness, the quotient obtained by dividing (i)the sum of the products of (a)the number of years from the date of determination to the date or dates of each successive scheduled principal payment of such Indebtedness multiplied by (b)the amount of each such principal payment by (ii)the sum of all such principal payments.

         "Bank Credit Agreement" means the Fourth Amended and Restated Credit Agreement, dated as of June 15,
2001, among the Company, the lenders named therein and The Bank of New York, as administrative agent, as such agreement may be amended, renewed, extended, substituted, refinanced, restructured, replaced, supplemented or otherwise modified from time to time (including, without limitation, any successive renewals, extensions, substitutions, refinancings, restructurings, replacements, supplementations or other modifications of the foregoing).  For all purposes under this Indenture, "Bank Credit Agreement" shall include any amendments, renewals, extensions, substitutions, refinancings, restructurings, replacements, supplements or any other modifications that increase the principal amount of the Indebtedness or the commitments to lend thereunder and have been made in compliance with Section 10.08; provided that, for purposes of the definition of "Permitted
Indebtedness," no such increase may result in the principal amount of Indebtedness of the Company under the Bank
Credit Agreement that is permitted to be incurred pursuant to Section 10.08(b)(i) to exceed the amount specified in Section 10.08(b)(i).

         "Bankruptcy Law" means Title 11, United States Bankruptcy Code of 1978, as amended, or any similar
United States federal or state law relating to bankruptcy, insolvency, receivership, winding-up, liquidation, reorganization or relief of debtors or any amendment to, succession to or change in any such law.

         "Board of Directors" means the board of directors of the Company or any Guarantor, as the case may be, or any duly authorized committee of such board.

         "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company or any Guarantor, as the case may be, to have been duly adopted by the Board of Directors of such entity and to be in full force and effect on the date of such certification, and delivered to the Trustee.

         "Business Day" means each Monday, Tuesday, Wednesday, Thursday and Friday which is not a day on which banking institutions in The City of New York, the State of California or the city in which the Corporate Trust
Office is located are authorized or obligated by law or executive order to close.

         "Capital Lease Obligation" means, with respect to any Person, any obligation of such Person and its
Restricted Subsidiaries on a Consolidated basis under any capital lease of real or personal property which, in accordance with GAAP, has been recorded as a capitalized lease obligation..

         "Cash Equivalents" means, (i) any evidence of Indebtedness with a maturity of one year or less from the date of acquisition issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof (provided that the full faith and credit of the United States of America is pledged in support thereof); (ii)certificates of deposit or acceptances with a maturity of one year or less from the date of acquisition of any financial institution that is a member of the Federal Reserve System having combined capital and surplus and undivided profits of not less than $500,000,000; (iii) commercial paper with a maturity of one year or less from the date of acquisition issued by a corporation that is not an Affiliate of the
Company organized under the laws of any state of the United States or the District of Columbia and rated A1 (or higher) according to S&P or P-1 (or higher) according to Moody's or at least an equivalent rating category of another nationally recognized securities rating agency: (iv) any money market deposit accounts issued or offered by a domestic commercial bank having capital and surplus in excess of $500,000,000; and (v) repurchase agreements and reverse repurchase agreements relating to marketable direct obligations issued or unconditionally guaranteed by the government of the United States of America or issued by any agency thereof and backed by the full faith and credit of the United States of America, in each case maturing within one year from the date of acquisition;
provided that the terms of such agreements comply with the guidelines set forth in the Federal Financial
Agreements of Depository Institutions With Securities Dealers and Others, as adopted by the Comptroller of the
Currency on October 31, 1985.

         "Change of Control" means the occurrence of any of the following events: (i) any "Person" or "Group" (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act), other than Permitted Holders, is or becomes the "Beneficial Owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a Person shall be deemed to have beneficial ownership of all shares that such Person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of more than 40% of the total outstanding Voting Stock of the Company or Parent, provided that the Permitted Holders "Beneficially Own"
(as so defined) a lesser percentage of such Voting Stock than such other Person and do not have the right or ability by voting power, contract or otherwise to elect or designate for election a majority of the board of directors of the Company or Parent, as the case may be; (ii) during any period of two consecutive years, individuals who at the beginning of such period constituted the board of directors of the Company or Parent
(together with any new directors whose election to such board of directors or whose nomination for election by the shareholders of the Company or Parent, as the case may be, was approved by a vote of 66% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of such board of directors then in office; (iii) the Company or Parent consolidates with or merges with or into any Person or conveys, transfers or leases all or substantially all of its assets to any Person, or any corporation consolidates with or merges into or with the Company or Parent, in any such event pursuant to a transaction in which the outstanding
Voting Stock of the Company or Parent, as the case may be, is changed into or exchanged for cash, securities or other property, other than any such transaction in which the outstanding Voting Stock of the Company or Parent, as the case may be, is not changed or exchanged at all (except to the extent necessary to reflect a change in the jurisdiction of incorporation of the Company or Parent, as the case may be) or in which (A) the outstanding
Voting Stock of the Company or Parent, as the case may be, is changed into or exchanged for (x) Voting Stock of the surviving corporation which is not Disqualified Equity Interests or (y) cash, securities and other property
(other than Equity Interests of the surviving corporation) in an amount which could be paid by the Company as a
Restricted Payment in accordance with Section 10.09 (and such amount shall be treated as a Restricted Payment subject to the provisions of Section 10.09) and (B) no "Person" or "Group" other than Permitted Holders owns immediately after such transaction directly or indirectly, more than the greater of (1) 40% of the total outstanding Voting Stock of the surviving corporation and (2) the percentage of the outstanding Voting Stock of the surviving corporation owned, directly or indirectly, by Permitted Holders immediately after such transaction;
or (iv) the Company or Parent is liquidated or dissolved or adopts a plan of liquidation or dissolution other than (in the case of the Company) in a transaction which complies with the provisions described under Article
Eight.

         "Code" means the Internal Revenue Code of 1986, as amended.

         "Commission" means the Securities and Exchange Commission, as from time to time constituted, created under the Exchange Act, or if at any time after the execution of this Indenture such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

         "Company" means Salem Communications Holding Corporation, a corporation incorporated under the laws of
Delaware, until a successor Person shall have become such pursuant to the applicable provisions of this
Indenture, and thereafter "Company" shall mean such successor Person.

         "Company Request" or "Company Order" means a written request or order signed in the name of the Company by any one of its Chairman of the Board, its Vice Chairman, its President or a Vice President (regardless of vice presidential designation), and by any one of its Treasurer, an Assistant Treasurer, its Secretary or an Assistant
Secretary, and delivered to the Trustee.

         "Consolidated Interest Expense" means, with respect to any Person for any period, without duplication, the sum of (a) the interest expense of such Person and its Consolidated Restricted Subsidiaries for such period, on a Consolidated basis, including, without limitation, (i) amortization of debt discount, (ii) the net cost under Interest Rate Agreements (including amortization of discounts), (iii) the interest portion of any deferred payment obligation and (iv) accrued interest, plus (b) the interest component of the Capital Lease Obligations paid, accrued and/or scheduled to be paid or accrued by such Person during such period, and all capitalized interest of such Person and its Consolidated Restricted Subsidiaries, in each case as determined in accordance with GAAP consistently applied.

         "Consolidated Net Income" means, with respect to any Person for any period, the Consolidated net income
(or loss) of such Person and its Consolidated Restricted Subsidiaries for such period as determined in accordance with GAAP consistently applied, adjusted, to the extent included in calculating such net income (or loss), by excluding, without duplication, (i) all extraordinary gains but not losses (less all fees and expenses relating thereto), (ii) the portion of net income (or loss) of such Person and its Consolidated Restricted Subsidiaries allocable to interests in unconsolidated Persons or Unrestricted Subsidiaries, except to the extent of the amount of dividends or distributions actually paid to such Person or its Consolidated Restricted Subsidiaries by such other Person during such period, (iii) net income (or loss) of any other Person combined with such Person or any of its Restricted Subsidiaries on a "pooling of interests" basis attributable to any period prior to the date of combination, (iv) any gain or loss, net of taxes, realized upon the termination of any employee pension benefit plan, (v) net gains but not losses (less all fees and expenses relating thereto) in respect of dispositions of assets other than in the ordinary course of business, or (vi) the net income of any Restricted Subsidiary of such
Person to the extent that the declaration of dividends or similar distributions by such Restricted Subsidiary of that income is not at the time permitted, directly or indirectly, by operation of the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to such
Restricted Subsidiary or its shareholders.

         "Consolidated Net Worth" means the Consolidated equity of the holders of Equity Interests (excluding
Disqualified Equity Interests) of the Company and its Restricted Subsidiaries, as determined in accordance with
GAAP consistently applied.

         "Consolidation" means, with respect to any Person, the consolidation of the accounts of such Person and each of its subsidiaries (other than any Unrestricted Subsidiaries) if and to the extent the accounts of such
Person and each of its subsidiaries (other than any Unrestricted Subsidiaries) would normally be consolidated with those of such Person, all in accordance with GAAP consistently applied.  The term "Consolidated" shall have a similar meaning.

         "Corporate Trust Office" means the office of the Trustee or an affiliate or agent thereof at which at any particular time the corporate trust business for the purposes of this Indenture shall be principally administered, which office at the date of execution of this Indenture is located at The Bank of New York, 101
Barclay Street, 21 W, New York, New York 10286, Attention: Corporate Trust Administration.

         "Cumulative Consolidated Interest Expense" means, as of any date of determination, Consolidated Interest
Expense of (x) Parent from the date of the Existing Indenture to but not including the Succession Date and (y)
the Company from and including the Succession Date to the end of the Company's most recently ended full fiscal quarter prior to such date, taken as a single accounting period.

         "Cumulative Operating Cash Flow" means, as of any date of determination, Operating Cash Flow of (x)
Parent from the date of the Existing Indenture to but not including the Succession Date and (y) the Company from and including the Succession Date to the end of the Company's most recently ended full fiscal quarter prior to such date, taken as a single accounting period.

         "Debt to Operating Cash Flow Ratio" means, as of any date of determination, the ratio of (a) the aggregate principal amount of all outstanding Indebtedness of the Company and its Restricted Subsidiaries as of
such date on a Consolidated basis plus the aggregate liquidation preference or redemption amount of all
Disqualified Equity Interests of the Company (excluding any such Disqualified Equity Interests held by the
Company or a Wholly Owned Restricted Subsidiary of the Company), to (b) Operating Cash Flow of the Company and
its Restricted Subsidiaries on a Consolidated basis for the four most recent full quarters ending immediately prior to such date, determined on a pro forma basis (and after giving pro forma effect to: (i) the incurrence of such Indebtedness and (if applicable) the application of the net proceeds therefrom, including to refinance other
Indebtedness, as if such Indebtedness was incurred, and the application of such proceeds occurred, at the beginning of such four-quarter period; (ii) the incurrence, repayment or retirement of any other Indebtedness by the Company and its Restricted Subsidiaries since the first day of such four-quarter period as if such
Indebtedness was incurred, repaid or retired at the beginning of such four-quarter period (except that, in making such computation, the amount of Indebtedness under any revolving credit facility shall be computed based upon the average balance of such Indebtedness at the end of each month during such four-quarter period); (iii) in the case of Acquired Indebtedness, the related acquisition, as if such acquisition had occurred at the beginning of such four-quarter period; and (iv) any acquisition or disposition by the Company and its Restricted Subsidiaries of
any company or any business or any assets out of the ordinary course of business, or any related repayment of
Indebtedness, in each case since the first day of such four-quarter period, assuming such acquisition, disposition or repayment had been consummated on the first day of such four-quarter period).

         "Default" means any event which is, or after notice or passage of any time or both would be, an Event of
Default.

         "Depositary" means, with respect to the Securities issued in the form of Global Securities, if any, The
Depository Trust Company, a New York limited purpose corporation, its nominees and successors, in each case registered as a "clearing agency" under the Exchange Act and maintaining a book-entry system that qualifies for treatment as "registered form" under Section 163(f) of the Code.

         "Designated Guarantor Senior Indebtedness" means (i)all Guarantor Senior Indebtedness which guarantees
Indebtedness under the Bank Credit Agreement and (ii)any other Guarantor Senior Indebtedness which is incurred pursuant to an agreement (or series of related agreements) simultaneously entered into providing for indebtedness, or commitments to lend, of at least $25,000,000 at the time of determination and is specifically designated in the instrument evidencing such Guarantor Senior Indebtedness or the agreement under which such
Guarantor Senior Indebtedness arises as "Designated Guarantor Senior Indebtedness" by the Guarantor which is the obligor under such Guarantor Senior Indebtedness.

         "Designated Senior Indebtedness" means (i) all Senior Indebtedness outstanding under the Bank Credit
Agreement and (ii) any other Senior Indebtedness which is incurred pursuant to an agreement (or series of related agreements) simultaneously entered into providing for indebtedness, or commitments to lend, of at least
$25,000,000 at the time of determination and is specifically designated in the instrument evidencing such Senior
Indebtedness or the agreement under which such Senior Indebtedness arises as "Designated Senior Indebtedness" by the Company.

         "Disqualified Equity Interests" means any Equity Interests that, either by their terms or by the terms of any security into which they are convertible or exchangeable or otherwise, are or upon the happening of an event or passage of time would be required to be redeemed prior to any Stated Maturity of the principal of the
Securities or are redeemable at the option of the holder thereof at any time prior to any such Stated Maturity, or are convertible into or exchangeable for debt securities at any time prior to any such Stated Maturity at the option of the holder thereof..

         "Equity Interest" of any Person means any and all shares, interests, rights to purchase, warrants, options, participations or other equivalents of or interests in (however designated) corporate stock or other equity participations, including partnership interests, whether general or limited, and limited liability company interests of such Person, including any Preferred Equity Interests.

         "Event of Default" has the meaning specified in Article Five.

         "Exchange Act" means the Securities Exchange Act of 1934, or any successor thereto, and the rules, regulations and forms promulgated thereunder, all as the same shall be amended from time to time.

         "Exchange Offer" means an exchange offer by the Company of Series B Securities for Series A Securities
to be effected pursuant to a Registration Rights Agreement.

         "Exchange Offer Registration Statement" means a registration statement under the Securities Act with respect to an Exchange Offer contemplated by a Registration Rights Agreement.

         "Existing Indenture" means the Indenture, dated September 25, 1997, among Parent, the guarantors party thereto and The Bank of New York as trustee, as supplemented by Supplemental Indenture No. 1, dated as of March
31, 1999, by and between Parent, the guarantors party thereto and The Bank of New York as trustee, by
Supplemental Indenture No. 2, dated as of August 24, 2000, by and between Parent, the Company, the guarantors party thereto and The Bank of New York as trustee, by Supplemental Indenture No. 3, dated as of March 9, 2001 by and between the Company, the guarantors party thereto and The Bank of New York as trustee, and by Supplemental
Indenture No. 4, dated as of June 25, 2001 by and between Parent, the Company, the guarantors party thereto and
The Bank of New York as trustee, pursuant to which the Existing Notes were issued.

         "Existing Notes" means the 9 1/2% Senior Subordinated Notes due October 1, 2007 of the Company (as
successor issuer to Parent) issued pursuant to the Existing Indenture and outstanding as of the date of this
Indenture.

         "Existing Notes Guarantee" means the guarantee by Parent or any of its Subsidiaries of the obligations of the Company and any other obligor under the Existing Indenture or under the Existing Notes, pursuant to a guarantee given in accordance with the Existing Indenture.

         "Fair Market Value" means, with respect to any asset or property, the sale value that would be obtained in an arm's-length transaction between an informed and willing seller under no compulsion to sell and an informed and willing buyer under no compulsion to buy.

         "GAAP" means generally accepted accounting principles in the United States, consistently applied, which are in effect on the date of this Indenture.

         "Guarantee" means the guarantee by any Guarantor of the Company's Indenture Obligations pursuant to a guarantee given in accordance with this Indenture, including, without limitation, the Guarantees by the
Guarantors included in Article Fourteen of this Indenture and any Guarantee delivered pursuant to Section 10.14.

         "Guaranteed Debt" of any Person means, without duplication, all Indebtedness of any other Person referred to in the definition of Indebtedness guaranteed directly or indirectly in any manner by such Person, or in effect guaranteed directly or indirectly by such Person through an agreement (i) to pay or purchase such
Indebtedness or to advance or supply funds for the payment or purchase of such Indebtedness, (ii) to purchase, sell or lease (as lessee or lessor) property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Indebtedness or to assure the holder of such Indebtedness against loss, (iii) to supply funds to, or in any other manner invest in, the debtor (including any agreement to pay for property or services without requiring that such property be received or such services be rendered), (iv) to maintain working capital or equity capital of the debtor, or otherwise to maintain the net worth, solvency or other financial condition of the debtor or (v) otherwise to assure a creditor against loss; provided that the term "Guarantee" shall not include endorsements for collection or deposit, in either case in the ordinary course of business.

         "Guarantor" means each Person listed as a guarantor in this Indenture or any other guarantor of the
Indenture Obligations.

         "Guarantor Senior Indebtedness" means the principal of, premium, if any, and interest (including interest accruing after the filing of a petition initiating any proceeding under any state, federal or foreign bankruptcy laws whether or not allowable as a claim in such proceeding) on any Indebtedness of any Guarantor
(other than as otherwise provided in this definition), whether outstanding on the date of this Indenture or thereafter created, incurred or assumed, and whether at any time owing, actually or contingent, unless, in the case of any particular Indebtedness, the instrument creating or evidencing the same or pursuant to which the same is outstanding expressly provides that such Indebtedness shall not be senior in right of payment to any
Guarantor.  Without limiting the generality of the foregoing, "Guarantor Senior Indebtedness" shall include (i)
the principal of, premium, if any, and interest (including interest accruing after the filing of a petition initiating any proceeding under any state, federal or foreign bankruptcy law whether or not allowable as a claim in such proceeding) and all other obligations of every nature of any Guarantor from time to time owed to the lenders (or their agent) under the Bank Credit Agreement; provided, however, that any Indebtedness under any refinancing, refunding, or replacement of the Bank Credit Agreement shall not constitute Guarantor Senior
Indebtedness to the extent that the Indebtedness thereunder is by its express terms subordinate to any other
Indebtedness of any Guarantor and (ii) Indebtedness under Interest Rate Agreements.  Notwithstanding the foregoing, "Guarantor Senior Indebtedness" shall not include (i) Indebtedness evidenced by the Guarantees or the
Existing Notes Guarantees, (ii) Indebtedness that is subordinate or junior in right of payment, by contract or otherwise, to any Indebtedness of any Guarantor, (iii) Indebtedness which when incurred and without respect to any election under Section 1111(b) of Title 11 United States Code, is without recourse to any Guarantor, (iv)
Indebtedness which is represented by Disqualified Equity Interests, (v) any liability for foreign, federal, state, local or other taxes owed or owing by any Guarantor to the extent such liability constitutes Indebtedness,
(vi) Indebtedness of any Guarantor to a Subsidiary or any other Affiliate of the Company or any of such
Affiliate's subsidiaries, (vii) that portion of any Indebtedness which at the time of issuance is issued in violation of this Indenture (but, for purposes of this clause (vii), no such Indebtedness shall be deemed to be issued in violation of this Indenture if the holders of such obligation or their representative shall have received an officers' certificate of the Company to the effect that the incurrence of such Indebtedness does not
(or, in the case of revolving credit indebtedness, that the incurrence of the entire committed amount thereof at the date on which the initial borrowing thereunder is made would not) violate such provisions of this Indenture),
(viii) Indebtedness evidenced by any guarantee of any Subordinated Indebtedness or Pari Passu Indebtedness, and
(ix) Indebtedness owed by any Guarantor for compensation to employees or for services rendered by employees.

         "Holder" means a Person in whose name a Security is registered in the Security Register.

         "Indebtedness" means, with respect to any Person, without duplication, (i) all indebtedness of such
Person for borrowed money or for the deferred purchase price of property or services, excluding any trade payables and other accrued current liabilities arising in the ordinary course of business, but including, without limitation, all obligations, contingent or otherwise, of such Person in connection with any letters of credit issued under letter of credit facilities, acceptance facilities or other similar facilities and in connection with any agreement to purchase, redeem, exchange, convert or otherwise acquire for value any Equity Interests of such Person, or any warrants, rights or options to acquire such Equity Interests, now or hereafter outstanding,
(ii) all obligations of such Person evidenced by bonds, notes, debentures or other similar instruments, (iii) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even if the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), but excluding trade payables arising in the ordinary course of business, (iv) all obligations under Interest Rate Agreements of such Person, (v) all
Capital Lease Obligations of such Person, (vi) all Indebtedness referred to in clauses (i) through (v) above of other Persons and all dividends of other Persons, the payment of which is secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien, upon or with respect to property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness, (vii) all Guaranteed
Debt of such Person, (viii) all Disqualified Equity Interests valued at the greater of their voluntary or involuntary maximum fixed repurchase price plus accrued and unpaid dividends, and (ix) any amendment, supplement, modification, deferral, renewal, extension, refunding or refinancing of any liability of the types referred to in clauses (i) through (viii) above.  The amount of Indebtedness of any Person at any date shall be, without duplication, the principal amount that would be shown on a balance sheet of such Person prepared as of such date in accordance with GAAP and the maximum determinable liability of any Guaranteed Debt referred to in clause (vii)
above at such date; provided, however, that the amount outstanding at any time of any Indebtedness issued with original issue discount shall be deemed to be the face amount of such Indebtedness less the remaining unamortized portion of the original issue discount of such Indebtedness at such time as determined in conformity with GAAP.
The Indebtedness of the Company and its Restricted Subsidiaries shall not include any Indebtedness of
Unrestricted Subsidiaries so long as such Indebtedness is non-recourse to the Company and its Restricted
Subsidiaries.  For purposes hereof, the "maximum fixed repurchase price" of any Disqualified Equity Interests which do not have a fixed repurchase price shall be calculated in accordance with the terms of such Disqualified
Equity Interests as if such Disqualified Equity Interests were purchased on any date on which Indebtedness shall be required to be determined pursuant to this Indenture, and if such price is based upon, or measured by, the
Fair Market Value of such Disqualified Equity Interests, such Fair Market Value to be determined in good faith by the Board of Directors of the issuer of such Disqualified Equity Interests.

         "Indenture Obligations" means the obligations of the Company and any other obligor under this Indenture or under the Securities, including any Guarantor, to pay principal, premium, if any, and interest when due and payable, and all other amounts due or to become due under or in connection with this Indenture, the Securities and the performance of all other obligations to the Trustee and the Holders under this Indenture and the
Securities, according to the terms hereof and thereof

         "Independent Director" means a director of the Company other than a director (i) who (apart from being a director of Parent, the Company or any Subsidiary of Parent or the Company) is an employee, insider, associate or
Affiliate of Parent, the Company or a Subsidiary of Parent or the Company or has held any such position during the previous five years or (ii) who is a director, an employee, insider, associate or Affiliate of another party to the transaction in question.

         "Initial Purchasers" shall mean Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., Bear,
Stearns & Co. Inc., BNY Capital Markets, Inc., Credit Suisse First Boston Corporation
Fleet Securities, Inc. and Jefferies & Company, Inc., as initial purchasers of the Securities.

         "Initial Additional Series A Securities" means Additional Securities issued in an offering not registered under the Securities Act.

         "Initial Series A Securities" means the Company's 9% Senior Subordinated Notes due 2011, Series A,
issued on the date hereof pursuant to this Indenture (and any Securities issued in respect thereof pursuant to
Sections 3.03, 3.04, 3.05, 3.06, 3.07, 3.08, 9.06, 10.13, 10.16 or 11.08).

         "Interest Payment Date" means the Stated Maturity of an installment of interest on the Securities.

         "Interest Rate Agreements" means one or more of the following agreements which shall be entered into by one or more financial institutions: interest rate protection agreements (including, without limitation, interest rate swaps, caps, floors, collars and similar agreements) and/or other types of interest rate hedging agreements from time to time.

         "Investments" means, with respect to any Person, directly or indirectly, any advance, loan (including guarantees), or other extension of credit or capital contribution to (by means of any transfer of cash or other property to others or any payment for property or services for the account or use of others), or any purchase, acquisition or ownership by such Person of any Equity Interests, bonds, notes, debentures or other securities issued or owned by any other Person and all other items that would be classified as investments on a balance sheet prepared in accordance with GAAP.

         "Lien" means any mortgage, charge, pledge, lien (statutory or otherwise), privilege, security interest, hypothecation or other encumbrance upon or with respect to any property of any kind (including any conditional sale or other title retention agreement, any leases in the nature thereof, and any agreement to give any security interest), real or personal, movable or immovable, now owned or hereafter acquired.

         "Maturity" means, when used with respect to any Security, the date on which the principal of such
Security becomes due and payable as provided in the Security or as provided in this Indenture, whether at Stated
Maturity, the purchase date, or the redemption date and whether by declaration of acceleration, Offer in respect of Excess Proceeds, Change of Control, call for redemption or otherwise.

         "Moody's" means Moody's Investors Service, Inc. or any successor rating agency.

         "Net Cash Proceeds" means (a) with respect to any Asset Sale by any Person, the proceeds thereof in the form of cash or Temporary Cash Investments including payments in respect of deferred payment obligations when received in the form of, or stock or other assets when disposed of for, cash or Temporary Cash Investments
(except to the extent that such obligations are financed or sold with recourse to the Company or any Restricted
Subsidiary of the Company) net of (i) brokerage commissions and other reasonable fees and expenses (including fees and expenses of counsel and investment bankers) related to such Asset Sale, (ii) provisions for all taxes payable as a result of such Asset Sale, (iii) payments made to retire Indebtedness where payment of such
Indebtedness is secured by the assets or properties the subject of such Asset Sale or would cause a required repayment under the Bank Credit Agreement, (iv) amounts required to be paid to any Person (other than the Company or any Restricted Subsidiary of the Company) owning a beneficial interest in the assets subject to the Asset Sale and (v) appropriate amounts to be provided by the Company or any Restricted Subsidiary of the Company, as the
case may be, as a reserve, in accordance with GAAP, against any liabilities associated with such Asset Sale and retained by the Company or any Restricted Subsidiary of the Company, as the case may be, after such Asset Sale, including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental matters and liabilities under any indemnification obligations associated with such Asset Sale, all as reflected in an Officers' Certificate delivered to the Trustee and (b) with respect to any issuance or sale of
Equity Interests by any Person, or debt securities or Equity Interests of such Person that have been converted into or exchanged for Equity Interests, as referred to under Section 10.09, the proceeds of such issuance or sale in the form of cash or Temporary Cash Investments, including payments in respect of deferred payment obligations when received in the form of, or stock or other assets when disposed for, cash or Temporary Cash Investments
(except to the extent that such obligations are financed or sold with recourse to such Person or any Restricted
Subsidiary of such Person), net of attorney's fees, accountant's fees and brokerage, consultation, underwriting and other fees and expenses actually incurred in connection with such issuance or sale and net of taxes paid or payable as a result thereof.

         "Nonpayment Default" means any event (other than a Payment Default) the occurrence of which entitles one or more Persons to accelerate the maturity of any Designated Senior Indebtedness.

         "Non-U.S. Person" has the meaning given to it by Regulation S under the Securities Act.

         "Officers' Certificate" means a certificate signed by the Chairman of the Board, Vice Chairman, the
President or a Vice President (regardless of vice presidential designation), and by the Treasurer, an Assistant
Treasurer, the Secretary or an Assistant Secretary, of the Company or any Guarantor, as the case may be, and delivered to the Trustee.

         "Operating Cash Flow" means, with respect to any Person for any period, the Consolidated Net Income of such Person and its Restricted Subsidiaries for such period, plus (a) extraordinary net losses and net losses on sales of assets outside the ordinary course of business during such period, to the extent such losses were deducted in computing Consolidated Net Income, plus (b) provision for taxes based on income or profits, to the extent such provision for taxes was included in computing such Consolidated Net Income, and any provision for taxes utilized in computing the net losses under clause (a) hereof, plus (c) Consolidated Interest Expense of such Person and its Restricted Subsidiaries for such period, plus (d) depreciation, amortization and all other non-cash charges, to the extent such depreciation, amortization and other non-cash charges were deducted in computing such Consolidated Net Income (including amortization of goodwill and other intangibles).

         "Opinion of Counsel" means a written opinion of counsel, who may be counsel for the Company or any of the Guarantors, unless an Opinion of Independent Counsel is required pursuant to the terms of this Indenture.

         "Opinion of Independent Counsel" means a written opinion of counsel issued by someone who is not an employee or consultant of the Company or any Guarantor.

         "Original Securities" means the Initial Series A Securities and any Series B Securities issued in exchange therefor.

         "Outstanding" when used with respect to Securities means, as of the date of determination, all
Securities theretofore authenticated and delivered under this Indenture, except:

                  (a) Securities theretofore cancelled by the Trustee or delivered to the Trustee for cancellation;

                  (b) Securities, or portions thereof, for which payment or redemption money in the necessary amount has been theretofore deposited with the Trustee or any Paying Agent (other than the Company or any Affiliate thereof) in trust or set aside and segregated in trust by the Company or such Affiliate
         (if the Company or such Affiliate shall act as the Paying Agent) for the Holders; provided that if such
         Securities are to be redeemed, notice of such redemption has been duly given pursuant to this Indenture or provision therefor reasonably satisfactory to the Trustee has been made;

                  (c) Securities, except to the extent provided in Sections 4.02 and 4.03, with respect to which the Company has effected defeasance or covenant defeasance as provided in Article Four; and

                  (d) Securities in exchange for or in lieu of which other Securities have been authenticated and delivered pursuant to this Indenture, other than any such Securities in respect of which there shall have been presented to the Trustee proof reasonably satisfactory to it that such Securities are held by a bona fide purchaser in whose hands the Securities are valid obligations of the Company; provided, however, that in determining whether the Holders of the requisite principal amount of Outstanding
         Securities have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Securities owned by the Company, any Guarantor, or any other obligor upon the Securities or any Affiliate of the Company, any Guarantor, or such other obligor shall be disregarded and deemed not to be Outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Securities that a
         Responsible Officer of the Trustee actually knows to be so owned shall be so disregarded.  Securities so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the reasonable satisfaction of the Trustee the pledgee's right so to act with respect to such Securities and that the pledgee is not the Company, any Guarantor or any other obligor upon the Securities or any
         Affiliate of the Company, any Guarantor or such other obligor.

         "Parent" means Salem Communications Corporation, a Delaware corporation, the parent of the Company, and any successor Person succeeding to the direct or indirect ownership of the Company.

         "Parent Equity Sale Proceeds" means the aggregate amount of Net Cash Proceeds received by Parent after the date of the Existing Indenture to but not including the Succession Date from capital contributions (other than from any of its Subsidiaries) or from the issuance or sale (other than to any of its Subsidiaries) of its
Qualified Equity Interests (except, in each case, to the extent such proceeds were used to purchase, redeem or otherwise retire Equity Interests or Subordinated Indebtedness).

         "Parent Subsidiary Guarantor" means any Subsidiary of Parent that is a Guarantor of the Securities other than a Restricted Subsidiary Guarantor.

         "Pari Passu Indebtedness" means the Existing Notes or any Existing Notes Guarantee, as the case may be, and any other Indebtedness of the Company or any Guarantor that is pari passu in right of payment to the
Securities or any Guarantee, as the case may be.

         "Paying Agent" means any Person authorized by the Company to pay the principal of, premium, if any, or interest on any Securities on behalf of the Company.

         "Payment Default" means any default in the payment of principal of, premium, if any, or interest, on any
Designated Senior Indebtedness.

         "Permitted Guarantor Junior Securities" means (so long as the effect of any exclusion employing this definition is not to cause any Guarantee to be treated in any case or proceeding or similar event described in clause (a), (b) or (c) of Section 14.17 as part of the same class of claims as the Guarantor Senior Indebtedness or any class of claims pari passu with, or senior to, the Guarantor Senior Indebtedness) for any payment or distribution, debt or equity securities of any Guarantor or any successor corporation provided for by a plan of reorganization or readjustment that are subordinated to any Guarantee at least to the same extent that the
Guarantee is subordinated to the payment of all Guarantor Senior Indebtedness then outstanding; provided that
(1) if a new corporation results from such reorganization or readjustment, such corporation assumes any Guarantor
Senior Indebtedness not paid in full in cash or Cash Equivalents in connection with such reorganization or readjustment and (2) the rights of the holders of such Guarantor Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment.

         "Permitted Holders" means as of the date of determination (i) any of Stuart W. Epperson and Edward G.
Atsinger III; (ii) family members or the relatives of the Persons described in clause (i); (iii) any trusts created for the benefit of the Persons described in clauses (i), (ii) or (iv) or any trust for the benefit of any such trust; or (iv) in the event of the incompetence or death of any of the Persons described in clauses (i) and
(ii), such Person's estate, executor, administrator, committee or other personal representative or beneficiaries, in each case who at any particular date shall beneficially own or have the right to acquire, directly or indirectly, Equity Interests of the Company.

         "Permitted Indebtedness" has the meaning specified in Section 10.08.

         "Permitted Investments" means any of the following: (i) Temporary Cash Investments; (ii) Investments by
the Company or any of its Restricted Subsidiaries in a Restricted Subsidiary Guarantor and Investments by any
Restricted Subsidiary in the Company; (iii) Investments by the Company or any of its Restricted Subsidiaries in
another Person, if as a result of such Investment (A) such other Person becomes a Restricted Subsidiary of the
Company that is or would be a Guarantor or (B) such other Person is merged or consolidated with or into, or transfers or conveys all or substantially all of its assets to, the Company or a Restricted Subsidiary of the
Company that is or would be a Guarantor; (iv) promissory notes received as a result of Asset Sales permitted under Section 10.13; (v) Investments in existence on the date of this Indenture; (vi) direct or indirect loans to employees, or to a trustee for the benefit of such employees, of the Company or any of its Restricted
Subsidiaries in an aggregate amount outstanding at any time not exceeding $1,000,000; (vii) Permitted
Non-Commercial Educational Station Investments; provided that immediately after giving effect to any such
Investment, the Company could incur $1.00 of additional Indebtedness (other than Permitted Indebtedness) pursuant to the restrictions under Section 10.08; (viii) Interest Rate Agreements entered into in the ordinary course of business of the Company or a Restricted Subsidiary of the Company and incurred in compliance with Section 10.08;
and (ix) other Investments that do not exceed $5,000,000 at any one time outstanding.

         "Permitted Noncommercial Educational Station Investment" means a loan made by the Company or a
Restricted Subsidiary of the Company to a non-profit entity, the proceeds of which are used to acquire assets used in the operation of a radio station; provided that so long as any such Investment remains outstanding (i)
such loan shall be evidenced by a promissory note and shall not be subordinated to any other Indebtedness of such non-profit entity; (ii) at least 40% of the board seats (or other comparable governing body) of such non-profit entity shall be held by executive officers of the Company; and (iii) a technical and professional services agreement shall be in full force and effect between such non-profit entity and the Company pursuant to which the
Company shall be compensated for providing engineering, accounting, legal and other assistance in connection with the operation of the station licensed to such non-profit entity (which agreement shall contain customary terms and conditions for technical and professional services agreements in the radio broadcasting industry generally)..

         "Permitted Junior Securities" means (so long as the effect of any exclusion employing this definition is not to cause the Securities to be treated in any case or proceeding or similar event described in clause (a),
(b) or (c) of Section 12.02 as part of the same class of claims as the Senior Indebtedness or any class of claims pari passu with, or senior to, the Senior Indebtedness) for any payment or distribution, debt or equity securities of the Company or any successor corporation provided for by a plan of reorganization or readjustment that are subordinated to the Securities at least to the same extent that the Securities are subordinated to the payment of all Senior Indebtedness then outstanding; provided that (1) if a new corporation results from such reorganization or readjustment, such corporation assumes any Senior Indebtedness not paid in full in cash or Cash
Equivalents in connection with such reorganization or readjustment and (2) the rights of the holders of such
Senior Indebtedness are not, without the consent of such holders, altered by such reorganization or readjustment.

         "Permitted Subsidiary Indebtedness" means:

                  (i) Indebtedness of any Restricted Subsidiary Guarantor under Capital Lease Obligations incurred in the ordinary course of business; and

                  (ii) Indebtedness of any Restricted Subsidiary Guarantor (a) issued to finance or refinance the purchase or construction of any assets of such Restricted Subsidiary Guarantor or (b) secured by a Lien on any assets of such Restricted Subsidiary Guarantor where the lender's sole recourse is to the assets so encumbered, in either case (x) to the extent the purchase or construction prices for such assets are or should be included in "property and equipment" in accordance with GAAP and (y) if the purchase or construction of such assets is not part of any acquisition of a Person or business unit.

         "Person" means any individual, corporation, limited liability company, partnership, joint venture, association, jointstock company, trust, unincorporated organization or government or any agency or political subdivisions thereof.

         "Predecessor Security" of any particular Security means every previous Security evidencing all or a portion of the same debt as that evidenced by such particular Security and, for the purposes of this definition, any Security authenticated and delivered under Section 3.08 in exchange for a mutilated Security or in lieu of a lost, destroyed or stolen Security shall be deemed to evidence the same debt as the mutilated, lost, destroyed or stolen Security.

         "Preferred Equity Interest" means, as applied to the Equity Interest of any Person, an Equity Interest
of any class or classes (however designated) which is preferred as to the payment of dividends or distributions, or as to the distribution of assets upon any voluntary or involuntary liquidation or dissolution of such Person, over Equity Interests of any other class of such Person.

         "Prospectus" means the prospectus included in a Registration Statement, including any preliminary prospectus, and any such prospectus as amended or supplemented by any prospectus supplement, including any such prospectus supplement with respect to the terms of the offering of any portion of the Series A Securities covered by a Shelf Registration Statement, and by all other amendments and supplements to such prospectus, including post-effective amendments, and in each case including all material incorporated by reference therein.

         "Public Equity Offering" means, with respect to any Person, an underwritten public offering by such
Person of some or all of its Equity Interests (other than Disqualified Equity Interests), the net proceeds of which (after deducting any underwriting discounts and commissions) (x) to the Company or (y) received by the
Company as a capital contribution from Parent, as the case may be, exceed $10,000,000.

         "Qualified Equity Interests" of any Person means any and all Equity Interests of such Person other than
Disqualified Equity Interests.

         "Redemption Date" when used with respect to any Security to be redeemed pursuant to any provision in this Indenture means the date fixed for such redemption by or pursuant to this Indenture.

         "Redemption Price" when used with respect to any Security to be redeemed pursuant to any provision in this Indenture means the price at which it is to be redeemed pursuant to this Indenture.

         "Registration Rights Agreement" means (a) the Registration Rights Agreement, dated as of the date of this Indenture, among the Company, the Guarantors and the Initial Purchasers and (b) any registration rights agreement among the Company, the guarantors named therein and the initial purchasers named therein with respect to any Initial Additional Series A Notes.

         "Registration Statement" means any registration statement of the Company which covers any of the Series
A Securities or Series B Securities pursuant to the provisions of a Registration Rights Agreement or otherwise, and all amendments and supplements to any such Registration Statement, including post-effective amendments, in each case including the Prospectus contained therein, all exhibits thereto and all material incorporated by reference therein.

         "Regular Record Date" for the interest payable on any Interest Payment Date means the 15th day (whether or not a Business Day) next preceding such Interest Payment Date.

         "Regulation S" means Regulation S promulgated under the Securities Act.

         "Resale Restriction Termination Date" means, with respect to any Series A Security, the date that is two years (or such other period as may hereafter be provided under Rule 144(k) under the Securities Act or any successor provision thereto as permitting the resale by non-affiliates of restricted securities (as such term is defined in Rule 144(a)(3) under the Securities Act) without restriction) after the later of the original issue date in respect of such Security and the last date on which the Company or any Affiliate of the Company was the owner of such Security (or any Predecessor Security thereto).

         "Responsible Officer" when used with respect to the Trustee means any officer assigned to the Corporate
Trust Office or the agent of the Trustee appointed hereunder, including any vice president, assistant vice president, assistant secretary, or any other officer or assistant officer of the Trustee or the agent of the
Trustee appointed hereunder to whom any corporate trust matter is referred because of his or her knowledge of and familiarity with the particular subject.

         "Restricted Securities Transfer Certificate" means a certificate substantially in the form set forth in
Exhibit A.

         "Restricted Security" means each Security required pursuant to Section 2.02(a) to bear a Restricted
Securities Legend.

         "Restricted Subsidiary" of a Person means any Subsidiary of such Person other than an Unrestricted
Subsidiary.

         "Restricted Subsidiary Guarantor" means any Guarantor of the Securities that is a Restricted Subsidiary of the Company.

         "Rule 144" means Rule 144 promulgated under the Securities Act.

         "Rule 144A" means Rule 144A promulgated under the Securities Act.

         "Rule 144A Information" shall be such information with respect to the Company and the Guarantors as is specified pursuant to Rule 144A(d)(4) under the Securities Act (or any successor provision thereto).

         "Sale And Leaseback Transaction" means any transaction or series of related transactions pursuant to which the Company or a Restricted Subsidiary of the Company sells or transfers any property or asset in connection with the leasing, or the resale against installment payments, of such property or asset to the seller or transferor.

         "S&P" means Standard & Poor's Ratings Service, a division of the McGraw Hill Companies, or any successor rating agency.

         "Securities" means the Initial Series A Securities, any Additional Securities and the Series B
Securities.

         "Securities Act" means the Securities Act of 1933, or any successor thereto, and the rules, regulations and forms promulgated thereunder, all as the same shall be amended from time to time.

         "Senior Indebtedness" means the principal of, premium, if any, and interest (including interest accruing after the filing of a petition initiating any proceeding under any state, federal or foreign bankruptcy law whether or not allowable as a claim in such proceeding) on any Indebtedness of the Company (other than as otherwise provided in this definition), whether outstanding on the date of this Indenture or thereafter created, incurred or assumed, and whether at any time owing, actually or on a contingent basis, unless, in the case of any particular Indebtedness, the instrument creating or evidencing the same or pursuant to which the same is outstanding expressly provides that such Indebtedness shall not be senior in right of payment to the Securities.
Without limiting the generality of the foregoing, "Senior Indebtedness" shall include (i) the principal of, premium, if any, and interest (including interest accruing after the filing of a petition initiating any proceeding under any state, federal or foreign bankruptcy law whether or not allowable as a claim in such proceeding) and all other obligations of every nature of the Company from time to time owed to the lenders (or their agent) under the Bank Credit Agreement; provided, however, that any Indebtedness under any refinancing, refunding or replacement of the Bank Credit Agreement shall not constitute Senior Indebtedness to the extent that the Indebtedness thereunder is by its express terms subordinated in right of payment to any other Indebtedness of the Company, and (ii) Indebtedness under Interest Rate Agreements.  Notwithstanding the foregoing, "Senior
Indebtedness" shall not include (i) Indebtedness evidenced by the Securities or the Existing Notes, (ii)
Indebtedness that is subordinate or junior in right of payment, by contract or otherwise, to any Indebtedness of the Company, (iii) Indebtedness which when incurred and without respect to any election under Section 1111(b) of
Title 11 United States Code, is without recourse to the Company, (iv) Indebtedness which is represented by
Disqualified Equity Interests, (v) any liability for foreign, federal, state, local or other taxes owed or owing by the Company to the extent such liability constitutes Indebtedness, (vi) Indebtedness of the Company to a
Subsidiary or any other Affiliate of the Company or any of such Affiliate's subsidiaries, (vii) that portion of any Indebtedness which at the time of issuance is issued in violation of this Indenture (but, for purposes of this clause (vii), no such Indebtedness shall be deemed to be issued in violation of this Indenture if the holders of such obligation or their representative shall have received an officers' certificate of the Company to the effect that the incurrence of such Indebtedness does not (or, in the case of revolving credit indebtedness, that the incurrence of the entire committed amount thereof at the date on which the initial borrowing thereunder is made would not) violate such provisions of this Indenture), (viii) Indebtedness evidenced by a guarantee of any Subordinated Indebtedness or Pari Passu Indebtedness and (ix) Indebtedness owed by the Company for compensation to employees or for services rendered by employees.

         "Series A Securities" means the Initial Series A Securities and any Initial Additional Series A
Securities.

         "Series B Securities" means the Company's 9% Senior Subordinated Notes Due 2011, Series B containing terms substantially identical to the Initial Series A Securities or any Initial Additional Series A Securities
(except that (i) such Series B Securities shall not contain terms with respect to transfer restrictions and shall be registered under the Securities Act and (ii) certain provisions relating to an increase in the stated rate of interest thereon shall be eliminated).

         "Shelf Registration Statement" means a "shelf" registration statement of the Company pursuant to a
Registration Rights Agreement, which covers all or a portion of the Registrable Securities (as defined in such
Registration Rights Agreement) on an appropriate form under Rule 415 under the Securities Act, or any similar rule that may be adopted by the Commission, and all amendments and supplements to such registration statement, including post-effective amendments, in each case including the Prospectus contained therein, all exhibits thereto and all material incorporated by reference therein.

         "Special Record Date" for the payment of any Defaulted Interest means a date fixed by the Trustee pursuant to Section 3.09.

         "Stated Maturity" means, when used with respect to any Indebtedness or any installment of interest thereon, the date specified in such Indebtedness as the fixed date on which the principal of such Indebtedness or such installment of interest is due and payable.

         "Subordinated Indebtedness" means Indebtedness of the Company or any Guarantor subordinated in right of payment to the Securities or any Guarantee, as the case may be and, with respect to Parent for the period from the date of the Existing Indenture to but not including the Succession Date, Indebtedness subordinated in right of payment to the Existing Notes.

         "Subsidiary" means, with respect to any Person, any corporation, limited liability company, partnership, joint venture, association or other business entity a majority of the equity ownership or the Voting Stock of which is at the time owned, directly or indirectly, by such Person or by one or more other Subsidiaries of such
Person, or by such Person and one or more of its other Subsidiaries.

         "Succession Date" means August 24, 2000, the date that the Company became the successor obligor to
Parent with respect to the Existing Notes pursuant to the Existing Indenture.

         "Successor Security" of any particular Security means every Security issued after, and evidencing all or a portion of the same debt as that evidenced by, such particular Security.  For the purposes of this definition, any Security authenticated and delivered under Section 3.08 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Security shall be deemed to evidence the same debt as the mutilated, destroyed, lost or stolen
Security.

         "Temporary Cash Investments" means (i) any evidence of Indebtedness, maturing not more than one year after the date of acquisition, issued by the United States of America, or an instrumentality or agency thereof and guaranteed fully as to principal, premium, if any, and interest by the United States of America; (ii) any certificate of deposit, maturing not more than one year after the date of acquisition, issued by, or time deposit of, a commercial banking institution (including the Trustee) that is a member of the Federal Reserve System and that has combined capital and surplus and undivided profits of not less than $500,000,000, whose debt has a rating, at the time as of which any investment therein is made, of "P-1" (or higher) according to Moody's or
"A-1" (or higher) according to S&P; (iii) commercial paper, maturing not more than one year after the date of acquisition, issued by a corporation (other than an Affiliate or Subsidiary of the Company, but including the
Trustee) organized and existing under the laws of the United States of America with a rating, at the time as of which any investment therein is made, of "P-1" (or higher) according to Moody's or "A-1" (or higher) according to
S&P; (iv) any money market deposit accounts issued or offered by a domestic commercial bank having capital and surplus in excess of $500,000,000; (v) marketable direct obligations issued by any state of the United States or any political subdivision of any such state or any public instrumentality thereof maturing within one year from the date of acquisition thereof and, at the time of acquisition, having one of the two highest ratings obtainable from either S&P or Moody's; (vi) repurchase obligations with a term of not more than 31 days for underlying securities of the types described in clause (i) above entered into with any bank meeting the qualifications specified in clause (ii) above; and (vii) investments in money market funds which invest substantially all their assets in securities of the types described in clauses (i) through (vi) above.

         "Trust Indenture Act" means the Trust Indenture Act of 1939, as amended.

         "Trustee" means the Person named as the "Trustee" in the first paragraph of this instrument, until a successor trustee shall have become such pursuant to the applicable provisions of this Indenture, and thereafter
"Trustee" shall mean such successor trustee.

         "Unrestricted Subsidiary" means (i) any Subsidiary of the Company that at the time of determination shall be an Unrestricted Subsidiary (as designated by the Board of Directors of the Company, as provided below)
and (ii) any Subsidiary of an Unrestricted Subsidiary.  The Board of Directors of the Company may designate any
Subsidiary of the Company (including any newly acquired or newly formed Subsidiary) to be an Unrestricted
Subsidiary if all of the following conditions apply: (a) such Subsidiary is not liable, directly or indirectly, with respect to any Indebtedness other than Unrestricted Subsidiary Indebtedness and (b) any Investment in such
Subsidiary made as a result of designating such Subsidiary an Unrestricted Subsidiary shall not violate the provisions of Section 10.19.  Any such designation by the Board of Directors of the Company shall be evidenced to the Trustee by filing with the Trustee a board resolution giving effect to such designation and an officers'
certificate certifying that such designation complies with the foregoing conditions.  The Board of Directors of the Company may designate any Unrestricted Subsidiary as a Restricted Subsidiary; provided that immediately after giving effect to such designation, the Company could incur $1.00 of additional Indebtedness (other than Permitted
Indebtedness) pursuant to the restrictions under Section 10.08(a).

         "Unrestricted Subsidiary Indebtedness" of any Unrestricted Subsidiary means Indebtedness of such
Unrestricted Subsidiary (i) as to which neither the Company nor any Restricted Subsidiary is directly or indirectly liable (by virtue of the Company or any such Restricted Subsidiary being the primary obligor on, guarantor of, or otherwise liable in any respect to, such Indebtedness), except Guaranteed Debt of the Company or any Restricted Subsidiary to any Affiliate, in which case (unless the incurrence of such Guaranteed Debt resulted in a Restricted Payment at the time of incurrence) the Company shall be deemed to have made a Restricted Payment equal to the principal amount of any such Indebtedness to the extent guaranteed at the time such Affiliate is designated an Unrestricted Subsidiary and (ii) which, upon the occurrence of a default with respect thereto, does not result in, or permit any holder of any Indebtedness of the Company or any Restricted Subsidiary to declare, a default on such Indebtedness of the Company or any Restricted Subsidiary or cause the payment thereof to be accelerated or payable prior to its Stated Maturity.

         "Voting Stock" means stock of the class or classes pursuant to which the holders thereof have the general voting power under ordinary circumstances to elect at least a majority of the board of directors, managers or trustees of a corporation (irrespective of whether or not at the time stock of any other class or classes shall have or might have voting power by reason of the happening of any contingency).

         "Wholly Owned Restricted Subsidiary" means, with respect to any Person, a Restricted Subsidiary of such
Person all the Equity Interests of which are owned by such Person or another Wholly Owned Restricted Subsidiary of such Person.  As of the date of this Indenture, the Wholly Owned Restricted Subsidiaries of the Company will consist of all of the Company's Subsidiaries.

Section 1.02......Other Definitions.

                                                                                                    Defined
   Term                                                                                          in Section

   "Act"..............................................................................................1.05
   "Additional Interest"..............................................................................2.02
   "Agent Members"....................................................................................3.05
   "Change of Control Offer".........................................................................10.16
   "Change of Control Purchase Date".................................................................10.16
   "Change of Control Purchase Notice"...............................................................10.16
   "Change of Control Purchase Price"................................................................10.16
   "Covenant Defeasance"..............................................................................4.03
   "Defaulted Interest"...............................................................................3.09
   "Defeasance".......................................................................................4.02
   "Defeasance Redemption Date".......................................................................4.04
   "Defeased Securities"..............................................................................4.01
   "Deficiency"......................................................................................10.13
   "Excess Proceeds".................................................................................10.13
   "Global Securities" ...............................................................................2.01
   "Guarantor Senior Representative".................................................................14.24
   "Initial Blockage Period".........................................................................12.03
   "Offer"...........................................................................................10.13
   "Offer Date"......................................................................................10.13
   "Offered Price"...................................................................................10.13
   "Offshore Global Security" ........................................................................2.01
   "Offshore Physical Security" ......................................................................2.01
   "Pari Passu Debt Amount"..........................................................................10.13
   "Pari Passu Offer"................................................................................10.13
   "Payment Blockage Period".........................................................................12.03
   "Permitted Indebtedness"..........................................................................10.08
   "Permitted Payments"..............................................................................10.09
   "Physical Securities"..............................................................................2.01
   "QIB" .............................................................................................2.03
   "Restricted Payment"..............................................................................10.09
   "Restricted Securities Legend" ....................................................................2.02
   "Required Filing Dates"...........................................................................10.20
   "Security Amount".................................................................................10.13
   "Security Register"................................................................................3.06
   "Security Registrar"...............................................................................3.06
   "Senior Representative"...........................................................................12.03
   "Surviving Entity".................................................................................8.01
   "U.S. Global Security" ............................................................................2.01
   "U.S. Physical Security" ..........................................................................2.01
   "U.S. Government Obligations"......................................................................4.04

Section 1.03......Compliance Certificates and Opinions.

         Upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company, any Guarantor and any other obligor on the Securities shall furnish to the Trustee an Officers' Certificate stating that all conditions precedent, if any, provided for in this Indenture (including any covenants compliance with which constitutes a condition precedent) relating to the proposed action have been complied with and an Opinion of Counsel stating that in the opinion of such counsel all such conditions precedent, if any, have been complied with, except that, in the case of any such application or request as to which the furnishing of such documents, certificates and/or opinions is specifically required by any provision of this Indenture relating to such particular application or request, no additional certificate or opinion need be furnished.

         Every certificate or Opinion of Counsel with respect to compliance with a condition or covenant provided for in this Indenture shall include:

(a)      a statement that each individual signing such certificate or opinion has read such covenant or condition and the definitions herein relating thereto;

(b)      a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

(c)      a statement that, in the opinion of each such individual, he or she has made such examination or investigation as is necessary to enable him or her to express an informed opinion as to whether or not such covenant or condition has been complied with; and

(d)      a statement as to whether, in the opinion of each such individual, such condition or covenant has been complied with.

Section 1.04......Form of Documents Delivered to Trustee.

         In any case where several matters are required to be certified by, or covered by an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such
Person may certify or give an opinion as to such matters in one or several documents.

         Any certificate or opinion of an officer of the Company, any Guarantor or other obligor of the
Securities may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer knows that the certificate or opinion or representations with respect to the matters upon which the certificate or opinion is based are erroneous.  Any such certificate or opinion may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Company, any Guarantor or other obligor of the Securities stating that the information with respect to such factual matters is in the possession of the Company, any
Guarantor or other obligor of the Securities, unless such counsel knows that the certificate or opinion or representations with respect to such matters are erroneous.  Opinions of Counsel required to be delivered to the
Trustee may have qualifications customary for opinions of the type required and counsel delivering such Opinions of Counsel may rely on certificates of the Company or government or other officials customary for opinions of the type required, including certificates certifying as to matters of fact, including that various financial covenants have been complied with.

         If any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

Section 1.05......Acts of Holders.

(a)      Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this
Indenture to be given or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and, where it is hereby expressly required, to the Company.  Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Holders signing such instrument or instruments.  Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture if made in the manner provided in this Section.  The fact and date of the execution by any person of any such instrument or writing or the authority of the person executing the same may also be proved in any other manner which the
Trustee deems sufficient in accordance with such reasonable rules as the Trustee may determine.

(b)      The ownership of Securities shall be proved by the Security Register.

(c)      Any request, demand, authorization, direction, notice, consent, waiver or other action by the Holder of any Security shall bind every future Holder of the same Security or the Holder of every Security issued upon the transfer thereof or in exchange therefor or in lieu thereof, in respect of anything done, suffered or omitted to be done by the Trustee, any Paying Agent or the Company or any Guarantor in reliance thereon, whether or not notation of such action is made upon such Security.

(d)      If the Company shall solicit from the Holders any request, demand, authorization, direction, notice, consent, waiver or other Act, the Company may, at its option, by or pursuant to a Board Resolution, fix in advance a record date for the determination of such Holders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other Act, but the Company shall have no obligation to do so.
Notwithstanding Trust Indenture Act Section 3.16(c), any such record date shall be the record date specified in or pursuant to such Board Resolution, which shall be a date not more than 30 days prior to the first solicitation of Holders generally in connection therewith and no later than the date such solicitation is completed.

         In the absence of any such record date fixed by the Company, regardless as to whether a solicitation of the Holders is occurring on behalf of the Company or any Holder, the Trustee may, at its option, fix in advance a record date for the determination of such Holders entitled to give such request, demand, authorization, direction, notice, consent, waiver or other Act, but the Trustee shall have no obligation to do so.  Any such record date shall be a date not more than 30 days prior to the first solicitation of Holders generally in connection therewith and no later than a date such solicitation is completed.

         If such a record date is fixed, such request, demand, authorization, direction, notice, consent, waiver or other Act may be given before or after such record date, but only the Holders of record at the close of business on such record date shall be deemed to be Holders for purposes of determining whether Holders of the requisite proportion of Securities then Outstanding have authorized or agreed or consented to such request, demand, authorization, direction, notice, consent, waiver or other Act, and for this purpose the Securities then
Outstanding shall be computed as of such record date; provided that no such request, demand, authorization, direction, notice, consent, waiver or other Act by the Holders on such record date shall be deemed effective unless it shall become effective pursuant to the provisions of this Indenture not later than six months after the record date.

Section 1.06......Notices, etc., to Trustee, the Company and any Guarantor.

         Any request, demand, authorization, direction, notice, consent, waiver or Act of Holders or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with:

(a)      the Trustee by any Holder or by the Company or any Guarantor or any other obligor of the Securities or a
Senior Representative or holder of Senior Indebtedness shall be sufficient for every purpose hereunder if in writing (which may be by facsimile) and mailed, first-class postage prepaid, or delivered by recognized overnight courier, to or with the Trustee at the Corporate Trust Office, Attention: Corporate Trust Division, or at any
other address previously furnished in writing to the Holders, the Company, any Guarantor, any other obligor of the Securities or a Senior Representative or holder of Senior Indebtedness by the Trustee; or

(b)      the Company or any Guarantor shall be sufficient for every purpose (except as provided in Section
5.01(c)) hereunder if in writing and mailed, first-class postage prepaid, or delivered by recognized overnight courier, to the Company or such Guarantor addressed to it at Salem Communications Holding Corporation, 4880 Santa
Rosa Road, Suite 300, Camarillo, California 93012, Attention:  President, or at any other address previously furnished in writing to the Trustee by the Company;

Section 1.07......Notice to Holders: Waiver.

         If this Indenture provides for notice to Holders of any event, such notice shall be sufficiently given
(unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, or delivered by recognized overnight courier, to each Holder affected by such event, at such Holder's address as it appears in the Security Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice.  In any case in which notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders.  Any notice when mailed to a Holder in the aforesaid manner shall be conclusively deemed to have been received by such Holder whether or not actually received by such Holder.  If this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice.
Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

         In case by reason of the suspension of regular mail service or by reason of any other cause, it shall be impracticable to mail notice of any event as required by any provision of this Indenture, then any method of giving such notice as shall be reasonably satisfactory to the Trustee shall be deemed to be a sufficient giving of such notice.

Section 1.08......Conflict with Trust Indenture Act.

         If any provision hereof limits, qualifies or conflicts with any provision of the Trust Indenture Act or another provision which is required or deemed to be included in this Indenture by any of the provisions of the
Trust Indenture Act, the provision or requirement of the Trust Indenture Act shall control.  If any provision of this Indenture modifies or excludes any provision of the Trust Indenture Act that may be so modified or excluded, the latter provision shall be deemed to apply to this Indenture as so modified or to be excluded, as the case may
be. In each case that this Indenture refers to a provision of the Trust Indenture Act, the portion of such provision required to be incorporated herein in order for this Indenture to be qualified under the Trust
Indenture Act is so incorporated by reference in and made a part of this Indenture.

Section 1.09......Effect of Headings and Table of Contents.

         The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

Section 1.10......Successors and Assigns.

         All covenants and agreements in this Indenture by the Company and the Guarantors shall bind their successors and assigns, whether so expressed or not.

Section 1.11......Separability Clause.

         In case any provision in this Indenture or in the Securities shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

Section 1.12......Benefits of Indenture.

         Nothing in this Indenture or in the Securities or the Guarantees, express or implied, shall give to any
Person (other than the parties hereto and their successors hereunder, any Paying Agent, the Holders and the holders of Senior Indebtedness or Guarantor Senior Indebtedness to the extent specified in this Indenture) any benefit or any legal or equitable right, remedy or claim under this Indenture.

Section 1.13......Governing Law.

         THIS INDENTURE AND THE SECURITIES AND THE GUARANTEES SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE
WITH, THE LAWS OF THE STATE OF NEW YORK.

Section 1.14......Legal Holidays.

         In any case where any Interest Payment Date, Redemption Date or Stated Maturity of any Security shall not be a Business Day, then (notwithstanding any other provision of this Indenture or of the Securities) payment of interest or principal or premium. if any, need not be made on such date, but may be made on the next succeeding Business Day with the same force and effect as if made on the Interest Payment Date or Redemption
Date, or at the Stated Maturity and no interest shall accrue with respect to such payment for the period from and after such Interest Payment Date, Redemption Date or Stated Maturity, as the case may be, to the next succeeding
Business Day.

Section 1.15......Schedules and Exhibits.

         All schedules and exhibits attached hereto are by this reference made a part hereof with the same effect as if herein set forth in full.

Section 1.16......Counterparts.

         This Indenture may be executed in any number of counterparts, each of which shall be an original; but such counterparts shall together constitute but one and the same instrument.

ARTICLE II........

                                                  SECURITY FORMS

Section 2.01......Forms Generally.

         The Securities, the Guarantees set forth on the Securities and the Trustee's certificate of authentication shall be in substantially the forms set forth in this Article, with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange, any organizational document or governing instrument or applicable law or as may, consistently herewith, be determined by the officers executing such Securities, as evidenced by their execution of the Securities.  Any portion of the text of any Security may be set forth on the reverse thereof, with an appropriate reference thereto on the face of the Security.

         The definitive Securities shall be printed, lithographed or engraved or produced by any combination of these methods or may be produced in any other manner permitted by the rules of any securities exchange on which the Securities may be listed, all as determined by the officers executing such Securities, as evidenced by their execution of such Securities.

         Initial Series A Securities and any Initial Additional Series A Securities offered and sold in reliance on Rule 144A under the Securities Act shall, unless the Company otherwise notifies the Trustee in writing, be issued in the form of one or more permanent global Securities in substantially the form set forth in this Article
(each, a "U.S. Global Security"), deposited with the Trustee, as custodian for the Depositary or its nominee, duly executed by the Company and authenticated by the Trustee as hereinafter provided.  The aggregate principal amount of a U.S. Global Security may from time to time be increased or decreased by adjustments made on the records of the Trustee, as custodian for the Depositary or its nominee, as hereinafter provided.

         Initial Series A Securities and any Initial Additional Series A Securities offered and sold in offshore transactions in reliance on Regulation S under the Securities Act shall be issued in the form of one or more permanent global Securities in substantially the form set forth in this Article (each, an "Offshore Global
Security"), deposited with the Trustee, as custodian for the Depositary or its nominee, duly executed by the
Company and authenticated by the Trustee as hereinafter provided.  The aggregate principal amount of an Offshore
Global Security may from time to time be increased or decreased by adjustments made in the records of the
Trustee, as custodian for the Depositary or its nominee, as hereinafter provided.

         Subject to the limitations set forth in Sections 3.05, 3.06 and 3.07, Initial Series A Securities and
any Initial Additional Series A Securities issued in certificated form pursuant to Sections 3.05, 3.06 and 3.07 in exchange for or upon transfer of beneficial interests (x) in a U.S. Global Security shall be in the form of permanent certificated Securities substantially in the form set forth in this Article and shall contain the
Restricted Securities Legend as set forth in Section 2.02(a) (the "U.S. Physical Securities") or (y) in an
Offshore Global Security, after the expiration of the 40-day distribution compliance period set forth in
Regulation S with respect to such Offshore Global Security, shall be in the form of permanent certificated
Securities substantially in the form set forth in this Article and shall not contain the Restricted Securities
Legend (the "Offshore Physical Securities"), respectively, as hereinafter provided.

         The U.S. Global Securities and the Offshore Global Securities are sometimes collectively referred to as the "Global Securities."  The U.S. Physical Securities and the Offshore Physical Securities are sometimes collectively herein referred to as the "Physical Securities."

         Series B Securities shall be issued substantially in the form set forth in this Article and, subject to
Section 3.05, shall be in the form of one or more Global Securities.

         The terms and provisions contained in the form of Securities set forth in Sections 2.02 through 2.05 shall constitute, and are expressly made, a part of this Indenture and, to the extent applicable, the Company, the Guarantors and the Trustee, by their execution and delivery of this Indenture, expressly agree to such terms and provisions and to be bound thereby.

Section 2.02......Form of Face of Security.

(a)      The form of the face of any Series A Security authenticated and delivered hereunder shall be substantially as follows:

         Unless and until (i) a Series A Security is sold under an effective Registration Statement, (ii) a
Series A Security is exchanged for a Series B Security in connection with an Exchange Offer or (iii) the legend requirement is otherwise terminated in accordance with Section 3.06 or Section 3.07(d), then each Series A
Security shall bear the legend set forth below (the "Restricted Securities Legend") on the face thereof:

                                     SALEM COMMUNICATIONS HOLDING CORPORATION

                                  9% SENIOR SUBORDINATED NOTE DUE 2011, SERIES A

[IF THE SECURITY IS A RESTRICTED SECURITY INSERT:]  THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE U.S.
SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD WITHIN
THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, U.S. PERSONS EXCEPT AS SET FORTH BELOW.  BY ITS
ACQUISITION HEREOF, THE HOLDER (1)  AGREES THAT IT WILL NOT WITHIN TWO YEARS AFTER THE ORIGINAL ISSUANCE OF THIS
SECURITY RESELL OR OTHERWISE TRANSFER THIS SECURITY EXCEPT (A) TO SALEM COMMUNICATIONS HOLDING CORPORATION
("SALEM HOLDING") OR ANY SUBSIDIARY THEREOF, (B) INSIDE THE UNITED STATES TO A QUALIFIED INSTITUTIONAL BUYER IN
COMPLIANCE WITH RULE 144A UNDER THE SECURITIES ACT, (C) INSIDE THE UNITED STATES TO AN ACCREDITED INVESTOR (AS
DEFINED IN RULE 501(a)(1), (2), (3) OR (7) UNDER THE SECURITIES ACT (AN "ACCREDITED INVESTOR")) THAT, PRIOR TO
SUCH TRANSFER, FURNISHES (OR HAS FURNISHED ON ITS BEHALF BY A U.S. BROKER-DEALER) TO THE TRUSTEE FOR THE SECURITY
A SIGNED LETTER CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE RESTRICTIONS ON TRANSFER OF
THIS SECURITY (THE FORM OF WHICH LETTER CAN BE OBTAINED FROM THE TRUSTEE FOR THIS SECURITY), (D) OUTSIDE THE
UNITED STATES IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH RULE 904 OF REGULATION S UNDER THE SECURITIES ACT (IF
AVAILABLE), (E) PURSUANT TO THE EXEMPTION FROM REGISTRATION PROVIDED BY RULE 144 UNDER THE SECURITIES ACT (IF
AVAILABLE), (F) IN ACCORDANCE WITH ANOTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT
(AND BASED UPON AN OPINION OF COUNSEL IF SALEM HOLDING SO REQUESTS), OR (G) PURSUANT TO AN EFFECTIVE REGISTRATION
STATEMENT UNDER THE SECURITIES ACT AND (2) AGREES THAT IT WILL GIVE TO EACH PERSON TO WHOM THIS SECURITY IS
TRANSFERRED A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND.  IN CONNECTION WITH ANY TRANSFER OF THIS
SECURITY WITHIN TWO YEARS AFTER THE ORIGINAL ISSUANCE OF THIS SECURITY, IF THE PROPOSED TRANSFER IS PURSUANT TO
CLAUSE C, D, E OR F ABOVE, THE HOLDER MUST, PRIOR TO SUCH TRANSFER, FURNISH TO THE TRUSTEE AND SALEM HOLDING SUCH
CERTIFICATIONS, LEGAL OPINIONS OR OTHER INFORMATION AS EITHER OF THEM MAY REASONABLY REQUIRE TO CONFIRM THAT SUCH
TRANSFER IS BEING MADE PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION
REQUIREMENTS OF THE SECURITIES ACT.  AS USED HEREIN, THE TERMS "OFFSHORE TRANSACTION," "UNITED STATES" AND "U.S.
PERSON" HAVE THE MEANINGS GIVEN TO THEM BY REGULATION S UNDER THE SECURITIES ACT.

No.                                                                               $ ______________________

CUSIP:

         Salem Communications Holding Corporation, a Delaware corporation (herein called the "Company," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to _____________ or registered assigns, the principal sum of _________ United States dollars
($___________) on July 1, 2011, at the office or agency of the Company referred to below, and to pay interest thereon from June 25, 2001, or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semiannually on January 1 and July 1 of each year, commencing January 1, 2002, at the rate of 9%
per annum, plus Additional Interest (as defined below), if any, in United States dollars, until the principal hereof is paid or duly provided for.

         The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Series A Security (or one or more
Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be December 15 or June 15 (whether or not a Business Day), as the case may be, next preceding such
Interest Payment Date. Any such interest not so punctually paid, or duly provided for, and interest on such defaulted interest at the interest rate borne by the Series A Securities, to the extent lawful, shall forthwith cease to be payable to the Holder on such Regular Record Date, and may be paid to the Person in whose name this
Series A Security (or one or more Predecessor Securities) is registered at the close of business on a Special
Record Date for the payment of such defaulted interest to be fixed by the Trustee, notice whereof shall be given to Holders of Series A Securities not less than 10 days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the
Series A Securities may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

         The Holder of this Series A Security is entitled to the benefits of the Registration Rights Agreement, dated as of June 25, 2001, among the Company, the Guarantors and the Initial Purchasers (the "Registration Rights
Agreement"), pursuant to which, subject to the terms and conditions thereof, the Company is obligated, among other things, to consummate the Exchange Offer pursuant to which the Holder of this Series A Security shall have the right to exchange this Series A Security for 9% Senior Subordinated Notes due 2011, Series B (herein called the "Series B Securities") in like principal amount as provided therein.  The Series A Securities and the Series
B Securities are together referred to as the "Securities."  The Series A Securities rank pari passu in right of payment with the Series B Securities.

         Additional interest ("Additional Interest") will be assessed on the Series A Securities as follows:

 ..................(i)  if (A) neither the Exchange Offer Registration Statement nor the Shelf Registration
Statement has been filed with the Commission on or prior to 75 days after the date of the Indenture or (B)
notwithstanding that the Company and the Guarantors have consummated or will consummate the Exchange Offer, the
Company and the Guarantors are required to file a Shelf Registration Statement and such Shelf Registration
Statement is not filed on or prior to the date required by the Registration Rights Agreement, then, commencing on the day after any such lapsed filing date, Additional Interest shall accrue on the principal amount of the Series
A Securities over and above the stated interest at a rate of 0.50% per annum for the first 90 days immediately following each such lapsed filing date, and such Additional Interest rate shall increase by an additional 0.50%
per annum at the beginning of each subsequent 90-day period; or

 ..................(ii)  if (A) neither the Exchange Offer Registration Statement nor the Shelf Registration
Statement is declared effective by the Commission on or prior to 145 days after the date of the Indenture or (B)
notwithstanding that the Company and the Guarantors have consummated or will consummate the Exchange Offer, the
Company and the Guarantors are required to file a Shelf Registration Statement and such Shelf Registration
Statement is not declared effective by the Commission on or prior to the date required by the Registration Rights
Agreement in respect of such Shelf Registration, then, commencing on the day after either such required effectiveness date, Additional Interest shall accrue on the principal amount of the Series A Securities over and above the stated interest at a rate of 0.50% per annum for the first 90 days immediately following the day after such required effectiveness date, and such Additional Interest rate shall increase by an additional 0.50% per annum at the beginning of each subsequent 90-day period; or

 ..................(iii) if (A) the Company and the Guarantors have not exchanged Series B Securities for all
Series A Securities validly tendered in accordance with the terms of the Exchange Offer on or prior to the 175th day after the date of the Indenture or (B) if applicable, a Shelf Registration Statement has been declared effective and such Shelf Registration Statement ceases to be effective at any time prior to the second anniversary of the date of the Indenture (other than after such time as all Securities have been disposed of thereunder), then Additional Interest shall accrue on the principal amount of the Series A Securities over and above the stated interest at a rate of 0.50% per annum for the first 90 days commencing on (x) the 176th day after the date of the Indenture, in the case of (A) above, or (y) the day such Shelf Registration Statement ceases to be effective in the case of (B) above, and such Additional Interest rate shall increase by an additional 0.50% per annum at the beginning of each such subsequent 90-day period;

provided, however, that the Additional Interest rate on the Securities may not accrue under more than one of the clauses (i) through (iii) above at any one time and at no time shall the aggregate amount of Additional Interest accruing exceed 2.00% per annum; provided, further, however, that (1) upon the filing of the applicable Exchange
Registration Statement or the Shelf Registration (in the case of clause (i) above), (2) upon the effectiveness of the Exchange Registration Statement or the Shelf Registration (in the case of clause(ii) above), or (3)upon the exchange of the applicable Series B Securities for all Series A Securities tendered (in the case of clause(iii)(A) above), or upon the effectiveness of the Shelf Registration which had ceased to remain effective
(in the case of clause(iii)(B) above), Additional Interest on the Securities in respect of which such events relate as a result of such clause (or the relevant subclause thereof), as the case may be, shall cease to accrue.

         Any Additional Interest due pursuant to clause (i), (ii) or (iii) above will be payable in cash on the
Interest Payment Dates related to the Series A Securities.  Additional Interest shall be computed on the basis of a 360-day year of twelve 30-day months.

         Payment of the principal of, premium, if any, and interest on this Series A Security will be made at the office or agency of the Company maintained for that purpose, in such coin or currency of the United States of
America as at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the option of the Company by check mailed to the address of the Person entitled thereto as such address shall appear on the Security Register.  If any of the Series A Securities are
held by the Depositary, payments of interest to the Depositary may be made by wire transfer to the Depositary.
Interest shall be computed on the basis of a 360-day year of twelve 30-day months.

         Reference is hereby made to the further provisions of this Series A Security set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

         This Series A Security is entitled to the benefits of Guarantees by each of the Guarantors of the punctual payment when due of the Indenture Obligations made in favor of the Trustee for the benefit of the
Holders.  Reference is hereby made to Article Fourteen of the Indenture for a statement of the respective rights, limitations of rights, duties and obligations under the Guarantees of each of the Guarantors.

         All references in this Series A Security or in the Indenture to accrued and unpaid interest shall be deemed to include, to the extent applicable, a reference to Additional Interest.

         Unless the certificate of authentication hereon has been duly executed by the Trustee referred to on the reverse hereof or by the authenticating agent appointed as provided in the Indenture by manual signature, this
Series A Security shall not be entitled to any benefit under the Indenture, or be valid or obligatory for any purpose.

         IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by the manual or facsimile signature of its authorized officers.

Dated:                                                  SALEM COMMUNICATIONS HOLDING CORPORATION
                                                        By: ______________________________________________
Attest:
        __________________________________________
                      Secretary

(b)      The form of the face of any Series B Security authenticated and delivered hereunder shall be substantially as follows:

                                     SALEM COMMUNICATIONS HOLDING CORPORATION

                                  9% SENIOR SUBORDINATED NOTE DUE 2011, SERIES B

No.  ____________________                                                             $ __________________

CUSIP:

         Salem Communications Holding Corporation, a Delaware corporation (herein called the "Company," which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to ________________ or registered assigns, the principal sum of _________ United States dollars
($___________) on July 1, 2011, at the office or agency of the Company referred to below, and to pay interest thereon from June 25, 2001, or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semiannually on January 1 and July 1 of each year, commencing January 1, 2002, at the rate of 9%
per annum, in United States dollars, until the principal hereof is paid or duly provided for.  Interest amounts paid pursuant to any Predecessor Securities to this Security shall be deemed paid pursuant to this Security.

         The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Series B Security (or one or more
Predecessor Securities) is registered at the close of business on the Regular Record Date for such interest, which shall be December 15 or June 15 (whether or not a Business Day), as the case may be, next preceding such
Interest Payment Date. Any such interest not so punctually paid, or duly provided for, and interest on such defaulted interest at the interest rate borne by the Series B Securities, to the extent lawful, shall forthwith cease to be payable to the Holder on such Regular Record Date, and may be paid to the Person in whose name this
Series B Security (or one or more Predecessor Securities) is registered at the close of business on a Special
Record Date for the payment of such defaulted interest to be fixed by the Trustee, notice whereof shall be given to Holders of Series B Securities not less than 10 days prior to such Special Record Date, or may be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the
Series B Securities may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture.

         This Series B Security was issued pursuant to the Exchange Offer pursuant to which the 9% Senior
Subordinated notes due 2011, Series A (herein called the "Series A Securities") in like principal amount were exchanged for the Series B Securities.  The Series B Securities rank pari passu in right of payment with the
Series A Securities.

         Any Additional Interest payable with respect to any Predecessor Securities to this Security that have not been paid prior to the consummation of the Exchange Offer will be payable in full in cash on the first
Interest Payment Date related to this Security following consummation of the Exchange Offer.

         Payment of the principal of, premium, if any, and interest on this Series B Security will be made at the office or agency of the Company maintained for that purpose, in such coin or currency of the United States of
America as at the time of payment is legal tender for payment of public and private debts; provided, however, that payment of interest may be made at the option of the Company by check mailed to the address of the Person entitled thereto as such address shall appear on the Security Register.  If any of the Series B Securities are
held by the Depositary, payments of interest to the Depositary may be made by wire transfer to the Depositary.
Interest shall be computed on the basis of a 360-day year of twelve 30-day months.

         Reference is hereby made to the further provisions of this Series B Security set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

         This Series B Security is entitled to the benefits of Guarantees by each of the Guarantors of the punctual payment when due of the Indenture Obligations made in favor of the Trustee for the benefit of the
Holders.  Reference is hereby made to Article Fourteen of the Indenture for a statement of the respective rights, limitations of rights, duties and obligations under the Guarantees of each of the Guarantors.

         Unless the certificate of authentication hereon has been duly executed by the Trustee referred to on the reverse hereof or by the authenticating agent appointed as provided in the Indenture by manual signature, this
Series B Security shall not be entitled to any benefit under the Indenture, or be valid or obligatory for any purpose.

         IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by the manual or facsimile signature of its authorized officers.

Dated:                                                  Salem Communications Holding Corporation
                                                        By: ______________________________________________
Attest:
        __________________________________________
                      Secretary

Section 2.03______Form of Reverse of Securities.

(a)      The form of the reverse of the Series A Securities shall be substantially as follows:

                                     SALEM COMMUNICATIONS HOLDING CORPORATION

                                  9% SENIOR SUBORDINATED NOTE DUE 2011, SERIES A

         This Security is one of a duly authorized issue of Securities of the Company designated as its 9% Senior
Subordinated Notes due 2011, Series A (herein called the "Securities"), which may be issued under an indenture
(herein called the "Indenture"), dated as of June 25, 2001, among the Company, the Guarantors and The Bank of New
York, as trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties, obligations and immunities thereunder of the Company, the
Guarantors, the Trustee and the Holders of the Securities, and of the terms upon which the Securities and the
Guarantees are, and are to be, authenticated and delivered.

         The Indenture contains provisions for defeasance at any time of (a)the entire Indebtedness on the
Securities and (b)certain restrictive covenants and related Defaults and Events of Default, in each case upon compliance with certain conditions set forth therein.

         The Indebtedness evidenced by the Securities is, to the extent and in the manner provided in the
Indenture, subordinate and subject in right of payment to the prior payment in full of all Senior Indebtedness, whether Outstanding on the date of the Indenture or thereafter, and this Security is issued subject to such provisions.  Each Holder of this Security, by accepting the same, (a)agrees to and shall be bound by such provisions, (b)authorizes and directs the Trustee on his behalf to take such action as may be necessary or appropriate to effectuate the subordination as provided in the Indenture and (c)appoints the Trustee his attorney-in-fact for such purpose; provided, however, that, subject to Section 4.06 of the Indenture, the
Indebtedness evidenced by this Security shall cease to be so subordinate and subject in right of payment upon any defeasance of this Security referred to in clause (a) or (b) of the preceding paragraph.  This Security is not senior in right of payment to the Existing Notes.

         The Securities are subject to redemption at any time on or after July 1, 2006, at the option of the
Company, in whole or in part, on not less than 30 nor more than 60 days' prior notice by first-class mail in amounts of $1,000 or an integral multiple of $1,000 at the following redemption prices (expressed as a percentage of the principal amount), if redeemed during the 12-month period beginning July 1 of the years indicated below:

                                                      Redemption Price
----------------------------------------------------
Year
2006..............................                        104.500%
2007..............................                        103.000%
2008..............................                        101.500%
2009 and thereafter...............                        100.000%

-------------------------------------------------------------------------------------------------------------------
in each case together with accrued and unpaid interest, if any, to the Redemption Date (subject to the right of
Holders of record on relevant record dates to receive interest due on an interest payment date).  If less than all of the Securities are to be redeemed, the Trustee shall select the Securities or portions thereof to be redeemed pro rata, by lot or by any other method the Trustee shall deem fair and reasonable.

         In addition, at any time on or prior to July 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of Securities with the net proceeds of a Public Equity Offering of the Company at a Redemption
Price equal to 109% of the aggregate principal amount thereof, together with accrued and unpaid interest, if any, to the Redemption Date (subject to the right of Holders of record on relevant record dates to receive interest due on an interest payment date); provided that at least 65% of the aggregate principal amount of the Securities issued under the Indenture remains outstanding immediately after the occurrence of such redemption, and such redemption must occur within 60 days of the date of the closing of such Public Equity Offering.  If less than all of the Securities are to be redeemed, the Trustee shall select the Securities or portions thereof to be redeemed pro rata, by lot or by any other method the Trustee shall deem fair and reasonable.

         If a Change of Control shall occur at any time, then each Holder shall have the right to require the
Company to purchase such Holder's Securities in whole or in part in integral multiples of $1,000, at a purchase price in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

         Under certain circumstances, in the event the Net Cash Proceeds received by the Company or a Restricted
Subsidiary of the Company from any Asset Sale, which proceeds are not used to prepay Senior Indebtedness or invested in properties or assets used in the businesses of the Company, exceed $5,000,000 the Company will be required to apply such proceeds to the repayment of the Securities and certain Indebtedness ranking pari passu to the Securities.

         In the case of any redemption of Securities, interest installments whose Stated Maturity is on or prior to the Redemption Date will be payable to the Holders of such Securities of record as of the close of business on the relevant record date referred to on the face hereof.  Securities (or portions thereof) for whose redemption and payment provision is made in accordance with the Indenture shall cease to bear interest from and after the date of redemption.

         In the event of redemption of this Security in part only, a new Security or Securities for the unredeemed portion hereof shall be issued in the name of the Holder hereof upon the cancellation hereof.

         If an Event of Default shall occur and be continuing, the principal amount of all the Securities may be declared due and payable in the manner and with the effect provided in the Indenture.

         If this Security is a Global Security, except as described below, it is not exchangeable for a Security or Securities in certificated form.  The Securities will be delivered in certificated form if (i)the Depositary ceases to be registered as a clearing agency under the Exchange Act or is no longer willing or able to provide securities depository services with respect to the Securities, (ii)the Company so determines or (iii)there shall have occurred an Event of Default or an event which, with the giving of notice or lapse of time or both, would constitute an Event of Default with respect to the Securities represented by such Global Security and such
Event of Default or event continues for a period of 90 days.  Upon any such issuance, the Trustee is required to register such certificated Security in the name of, and cause the same to be delivered to, such Person or Persons
(or the nominee of any thereof) identified by the Depository. All such certificated Securities would be required to include the Restricted Securities Legend, except as otherwise set forth in the Indenture.  If this Security is in certificated form, the Holder hereof may transfer or exchange this Security in accordance with the Indenture and subject to the limitations set forth therein.

         At any time when the Company is not subject to Sections 13 or 15(d) of the Exchange Act, upon the written request of a Holder of a Security, the Company will promptly furnish or cause to be furnished Rule 144A
Information to such Holder or to a prospective purchaser of such Security who such Holder informs the Company is reasonably believed to be a "qualified institutional buyer" within the meaning of Rule 144A under the Securities
Act (a "QIB"), as the case may be, in order to permit compliance by such Holder with Rule 144A under the
Securities Act.

         The Indenture permits, with certain exceptions (including certain amendments permitted without the consent of any Holders) as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the Guarantors and the rights of the Holders under the Indenture and the
Guarantees at any time by the Company, the Guarantors and the Trustee with the consent of the Holders of a specified percentage in aggregate principal amount of the Securities at the time Outstanding.  The Indenture also contains provisions permitting the Holders of specified percentages in aggregate principal amount of the
Securities at the time Outstanding, on behalf of the Holders of all the Securities, to waive compliance by the
Company and the Guarantors with certain provisions of the Indenture and the Guarantees and certain past Defaults under the Indenture and the Guarantees and their consequences.  Any such consent or waiver by or on behalf of the
Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this
Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof whether or not notation of such consent or waiver is made upon this Security.

         No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, any Guarantor or any other obligor upon the Securities (in the event such other obligor is obligated to make payments in respect of the Securities), which is absolute and unconditional, to pay the principal of, premium, if any, and interest on this Security at the times, place, and rate, and in the coin or currency, herein prescribed, subject to the subordination provisions of the Indenture.

         The Securities, if issued in certificated form, are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof.  As provided in the Indenture and subject to certain limitations therein set forth, the Securities are exchangeable for a like aggregate principal amount of
Securities of a different authorized denomination, as requested by the Holder surrendering the same.

         No service charge shall be made for any registration of transfer or exchange or redemption of
Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

         Prior to and at the time of due presentment of this Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes (subject to provisions with respect to record dates for the payment of interest), whether or not this Security is overdue, and neither the Company, the Trustee nor any agent shall be affected by notice to the contrary.

         THIS SECURITY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

         All terms used in this Security which are defined in the Indenture and not otherwise defined herein shall have the meanings assigned to them in the Indenture.

                                                  ASSIGNMENT FORM

         To assign this Security, fill in the form below:

(I) or (we) assign and transfer this Security to: _____________________________________
                                                                                   (Insert assignee's legal name)

________________________________________________________________________
         (Insert assignee's soc. sec. or tax I.D. no.)

________________________________________________________________________

________________________________________________________________________

________________________________________________________________________

________________________________________________________________________
                           (Print or type assignee's name, address and zip code)

and irrevocably appoint __________________________________________________  to
transfer this Security on the books of the Company.  The agent may  substitute another to act for him.

Date:______________________________

                  Your Signature:_____________________________________________________
                                                      (Sign exactly as your name appears on the face of this
Note)

                  Signature Guarantee*:________________________________________________

* Participant in a recognized Signature Guarantee Medallion Program (or other signature guarantor acceptable to the Trustee).

                                        OPTION OF HOLDER TO ELECT PURCHASE

                  If you want to elect to have this  Security  purchased by the Company  pursuant to Section  10.13 or 10.16 of the Indenture, check the appropriate box below:

                  |_| Section 10.13         |_| Section 10.16

                  If you want to elect to have only part of the  Security  purchased  by the  Company  pursuant  to
Section 10.13 or Section 10.16 of the Indenture, state the amount you elect to have purchased:

$ _______________________

Date:____________________

                  Your Signature: ____________________________________________________
                                                  (Sign exactly as your name appears on the face of this Note)

                  Tax Identification No.: _______________________________________________

                  Signature Guarantee*:  _______________________________________________

* Participant in a recognized  Signature Guarantee  Medallion Program (or other signature  guarantor  acceptable to the Trustee).

         SCHEDULE OF EXCHANGES OF INTERESTS IN THE GLOBAL SECURITY [IF THE SECURITY IS A GLOBAL SECURITY]

                  The  following  exchanges  of a part of this Global  Security  for an interest in another  Global
Security or for a  certificated  Security,  or exchanges  of a  certificated  Security or a part of another  Global
Security for an interest in this Global Security, have been made:

----------------- ------------------ ------------------ ------------------- -------------------------------
                                                         Principal Amount
                      Amount of          Amount of        of this Global
                     decrease in        increase in          Security
                  Principal Amount   Principal Amount     following such
                   of this Global     of this Global         decrease          Signature of authorized
    Date of           Security           Security         (or increase)         officer of Trustee or
    Exchange                                                                      Security Registrar
----------------- ------------------ ------------------ ------------------- -------------------------------

----------------- ------------------ ------------------ ------------------- -------------------------------

(b)      The form of the reverse of the Series B Securities shall be substantially as follows:

                                     SALEM COMMUNICATIONS HOLDING CORPORATION

                                  9% SENIOR SUBORDINATED NOTE DUE 2011, SERIES B

         This Security is one of a duly authorized issue of Securities of the Company designated as its 9% Senior
Subordinated Notes due 2011, Series B (herein called the "Securities"), which may be issued under an indenture
(herein called the "Indenture"), dated as of June 25, 2001, among the Company, the Guarantors and The Bank of New
York, as trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties, obligations and immunities thereunder of the Company, the
Guarantors, the Trustee and the Holders of the Securities, and of the terms upon which the Securities and the
Guarantees are, and are to be, authenticated and delivered.

         The Indenture contains provisions for defeasance at any time of (a)the entire Indebtedness on the
Securities and (b)certain restrictive covenants and related Defaults and Events of Default, in each case upon compliance with certain conditions set forth therein.

         The Indebtedness evidenced by the Securities is, to the extent and in the manner provided in the
Indenture, subordinate and subject in right of payment to the prior payment in full of all Senior Indebtedness, whether Outstanding on the date of the Indenture or thereafter, and this Security is issued subject to such provisions.  Each Holder of this Security, by accepting the same, (a)agrees to and shall be bound by such provisions, (b)authorizes and directs the Trustee on his behalf to take such action as may be necessary or appropriate to effectuate the subordination as provided in the Indenture and (c)appoints the Trustee his attorney-in-fact for such purpose; provided, however, that, subject to Section 4.06 of the Indenture, the
Indebtedness evidenced by this Security shall cease to be so subordinate and subject in right of payment upon any defeasance of this Security referred to in clause (a) or (b) of the preceding paragraph.  This Security is not senior in right of payment to the Existing Notes.

         The Securities are subject to redemption at any time on or after July 1, 2006, at the option of the
Company, in whole or in part, on not less than 30 nor more than 60 days' prior notice by first-class mail in amounts of $1,000 or an integral multiple of $1,000 at the following redemption prices (expressed as a percentage of the principal amount), if redeemed during the 12-month period beginning July 1 of the years indicated below:

                                                      Redemption Price
----------------------------------------------------
Year
2006..............................                        104.500%
2007..............................                        103.000%
2008..............................                        101.500%
2009 and thereafter...............                        100.000%

-------------------------------------------------------------------------------------------------------------------
in each case together with accrued and unpaid interest, if any, to the Redemption Date (subject to the right of
Holders of record on relevant record dates to receive interest due on an interest payment date).  If less than all of the Securities are to be redeemed, the Trustee shall select the Securities or portions thereof to be redeemed pro rata, by lot or by any other method the Trustee shall deem fair and reasonable.

         In addition, at any time on or prior to July 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of Securities with the net proceeds of a Public Equity Offering of the Company at a Redemption
Price equal to 109% of the aggregate principal amount thereof, together with accrued and unpaid interest, if any, to the Redemption Date (subject to the right of Holders of record on relevant record dates to receive interest due on an interest payment date); provided that at least 65% of the aggregate principal amount of the Securities issued under the Indenture remains outstanding immediately after the occurrence of such redemption, and such redemption must occur within 60 days of the date of the closing of such Public Equity Offering.  If less than all of the Securities are to be redeemed, the Trustee shall select the Securities or portions thereof to be redeemed pro rata, by lot or by any other method the Trustee shall deem fair and reasonable.

         If a Change of Control shall occur at any time, then each Holder shall have the right to require the
Company to purchase such Holder's Securities in whole or in part in integral multiples of $1,000, at a purchase price in cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

         Under certain circumstances, in the event the Net Cash Proceeds received by the Company or a Restricted
Subsidiary of the Company from any Asset Sale, which proceeds are not used to prepay Senior Indebtedness or invested in properties or assets used in the businesses of the Company, exceed $5,000,000 the Company will be required to apply such proceeds to the repayment of the Securities and certain Indebtedness ranking pari passu to the Securities.

         In the case of any redemption of Securities, interest installments whose Stated Maturity is on or prior to the Redemption Date will be payable to the Holders of such Securities of record as of the close of business on the relevant record date referred to on the face hereof.  Securities (or portions thereof) for whose redemption and payment provision is made in accordance with the Indenture shall cease to bear interest from and after the date of redemption.

         In the event of redemption of this Security in part only, a new Security or Securities for the unredeemed portion hereof shall be issued in the name of the Holder hereof upon the cancellation hereof.

         If an Event of Default shall occur and be continuing, the principal amount of all the Securities may be declared due and payable in the manner and with the effect provided in the Indenture.

         If this Security is a Global Security, except as described below, it is not exchangeable for a Security or Securities in certificated form.  The Securities will be delivered in certificated form if (i)the Depositary ceases to be registered as a clearing agency under the Exchange Act or is no longer willing or able to provide securities depository services with respect to the Securities, (ii)the Company so determines or (iii)there shall have occurred an Event of Default or an event which, with the giving of notice or lapse of time or both, would constitute an Event of Default with respect to the Securities represented by such Global Security and such
Event of Default or event continues for a period of 90 days.  Upon any such issuance, the Trustee is required to register such certificated Security in the name of, and cause the same to be delivered to, such Person or Persons
(or the nominee of any thereof) identified by the Depositary.  If this Security is certificated in form, the
Holder hereof may transfer or exchange this Security in accordance with the Indenture and subject to the limitations set forth therein.

         The Indenture permits, with certain exceptions (including certain amendments permitted without the consent of any Holders) as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the Guarantors and the rights of the Holders under the Indenture and the
Guarantees at any time by the Company, the Guarantors and the Trustee with the consent of the Holders of a specified percentage in aggregate principal amount of the Securities at the time Outstanding.  The Indenture also contains provisions permitting the Holders of specified percentages in aggregate principal amount of the
Securities at the time Outstanding, on behalf of the Holders of all the Securities, to waive compliance by the
Company and the Guarantors with certain provisions of the Indenture and the Guarantees and certain past Defaults under the Indenture and the Guarantees and their consequences.  Any such consent or waiver by or on behalf of the
Holder of this Security shall be conclusive and binding upon such Holder and upon all future Holders of this
Security and of any Security issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof whether or not notation of such consent or waiver is made upon this Security.

         No reference herein to the Indenture and no provision of this Security or of the Indenture shall alter or impair the obligation of the Company, any Guarantor or any other obligor upon the Securities (in the event such other obligor is obligated to make payments in respect of the Securities), which is absolute and unconditional, to pay the principal of, premium, if any, and interest on this Security at the times, place, and rate, and in the coin or currency, herein prescribed, subject to the subordination provisions of the Indenture.

         The Securities, if issued in certificated form, are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof.  As provided in the Indenture and subject to certain limitations therein set forth, the Securities are exchangeable for a like aggregate principal amount of
Securities of a different authorized denomination, as requested by the Holder surrendering the same.

         No service charge shall be made for any registration of transfer or exchange or redemption of
Securities, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

         Prior to and at the time of due presentment of this Security for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Security is registered as the owner hereof for all purposes (subject to provisions with respect to record dates for the payment of interest), whether or not this Security is overdue, and neither the Company, the Trustee nor any agent shall be affected by notice to the contrary.

         THIS SECURITY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

         All terms used in this Security which are defined in the Indenture and not otherwise defined herein shall have the meanings assigned to them in the Indenture.

                                                  ASSIGNMENT FORM

         To assign this Security, fill in the form below:

(I) or (we) assign and transfer this Security to: _____________________________________
                                                                                   (Insert assignee's legal name)

________________________________________________________________________
         (Insert assignee's soc. sec. or tax I.D. no.)

________________________________________________________________________

________________________________________________________________________

________________________________________________________________________

________________________________________________________________________
                           (Print or type assignee's name, address and zip code)

and irrevocably appoint __________________________________________________  to
transfer this Security on the books of the Company.  The agent may  substitute another to act for him.

Date:______________________________

                  Your Signature:_____________________________________________________
                                                      (Sign exactly as your name appears on the face of this
Note)

                  Signature Guarantee*:________________________________________________

* Participant in a recognized Signature Guarantee Medallion Program (or other signature guarantor acceptable to the Trustee).

                                        OPTION OF HOLDER TO ELECT PURCHASE

                  If you want to elect to have this  Security  purchased by the Company  pursuant to Section  10.13 or 10.16 of the Indenture, check the appropriate box below:

                  |_| Section 10.13         |_| Section 10.16

                  If you want to elect to have only part of the  Security  purchased  by the  Company  pursuant  to
Section 10.13 or Section 10.16 of the Indenture, state the amount you elect to have purchased:

$ _______________________

Date:____________________

                  Your Signature: ____________________________________________________
                                                  (Sign exactly as your name appears on the face of this Note)

                  Tax Identification No.: _______________________________________________

                  Signature Guarantee*:  _______________________________________________

* Participant in a recognized  Signature Guarantee  Medallion Program (or other signature  guarantor  acceptable to the Trustee).

         SCHEDULE OF EXCHANGES OF INTERESTS IN THE GLOBAL SECURITY [IF THE SECURITY IS A GLOBAL SECURITY]

                  The  following  exchanges  of a part of this Global  Security  for an interest in another  Global
Security or for a  certificated  Security,  or exchanges  of a  certificated  Security or a part of another  Global
Security for an interest in this Global Security, have been made:

----------------- ------------------ ------------------ ------------------- -------------------------------
                                                         Principal Amount
                      Amount of          Amount of        of this Global
                     decrease in        increase in          Security
                  Principal Amount   Principal Amount     following such
                   of this Global     of this Global         decrease          Signature of authorized
    Date of           Security           Security         (or increase)         officer of Trustee or
    Exchange                                                                      Security Registrar
----------------- ------------------ ------------------ ------------------- -------------------------------

----------------- ------------------ ------------------ ------------------- -------------------------------

Section 2.04      Additional Provisions Required in Global Security.

         Any Global Security issued hereunder shall, in addition to the provisions contained in Sections2.02 and
2.03, bear a legend in substantially the following form:

THIS SECURITY IS A GLOBAL SECURITY WITHIN THE MEANING OF THE INDENTURE HEREINAFTER REFERRED TO AND IS REGISTERED
IN THE NAME OF A DEPOSITARY OR A NOMINEE OF A DEPOSITARY.  THIS SECURITY IS EXCHANGEABLE FOR SECURITIES
REGISTERED IN THE NAME OF A PERSON OTHER THAN THE DEPOSITARY OR ITS NOMINEE ONLY IN THE LIMITED CIRCUMSTANCES
DESCRIBED IN THE INDENTURE AND MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE
DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY, EXCEPT IN
THE LIMITED CIRCUMSTANCES DESCRIBED IN THE INDENTURE.

[IF THE DEPOSITORY TRUST COMPANY IS ACTING AS THE DEPOSITARY, INSERT:]  UNLESS THIS CERTIFICATE IS PRESENTED BY
AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION ("DTC"), TO THE COMPANY OR
ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE, OR PAYMENT AND ANY SUCH CERTIFICATE ISSUED IS REGISTERED IN THE
NAME OF CEDE & CO. OR IN SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT
IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY
TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE
REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

Section 2.05      Form of Trustee's Certificate of Authentication.

         The Trustee's certificate of authentication shall be included on the Securities and shall be substantially in the form as follows:

                                     TRUSTEE'S CERTIFICATE OF AUTHENTICATION.

         This is one of the Securities referred to in the within-mentioned Indenture.

                                                        The Bank of New York,
                                                         as Trustee
Dated:                                                  By:
                                                             Authorized Signatory

Section 2.06      Form of Guarantee of Each of the Guarantors.

         The form of Guarantee shall be set forth on the Securities substantially as follows:

                                                    GUARANTEES

         For value received, each of the undersigned hereby unconditionally guarantees, jointly and severally, to the holder of this Security the payment of principal of, premium, if any, and interest on this Security in the amounts and at the time when due and interest on the overdue principal and interest, if any, of this Security, if lawful, and the payment or performance of all other obligations of the Company under the Indenture or the
Securities, to the holder of this Security and the Trustee, all in accordance with and subject to the terms and limitations of this Security and Article Fourteen of the Indenture. These Guarantees will not become effective until the Trustee duly executes the certificate of authentication on this Security.  The Indebtedness evidenced by these Guarantees is, to the extent and in the manner provided in the Indenture, subordinate and subject in right of payment to the prior payment in full of all Guarantor Senior Indebtedness (as defined in the Indenture), whether Outstanding on the date of the Indenture or thereafter, and these Guarantees are issued subject to such provisions.

                                                     ATEP RADIO, INC.
                                                     BISON MEDIA, INC.
                                                     CARON BROADCASTING, INC.
                                                     CCM COMMUNICATIONS, INC.
                                                     COMMON GROUND BROADCASTING, INC.
                                                     GOLDEN GATE BROADCASTING COMPANY INC.
                                                     INLAND RADIO, INC.
                                                     INSPIRATION MEDIA, INC.
                                                     INSPIRATION MEDIA OF PENNSYLVANIA, LP
                                                     INSPIRATION MEDIA OF TEXAS, LLC
                                                     KINGDOM DIRECT, INC.
                                                     NEW ENGLAND CONTINENTAL MEDIA, INC.
                                                     NEW INSPIRATION BROADCASTING COMPANY, INC.
                                                     OASIS RADIO, INC.
                                                     ONEPLACE, LLC
                                                     PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                                     RADIO 1210, INC.
                                                     REACH SATELITE NETWORK, INC.
                                                     SALEM COMMUNICATIONS ACQUISITION CORPORATION
                                                     SALEM MEDIA CORPORATION
                                                     SALEM MEDIA OF COLORADO, INC.
                                                     SALEM MEDIA OF GEORGIA, INC.
                                                     SALEM MEDIA OF HAWAII, INC.
                                                     SALEM MEDIA OF ILLINOIS, LLC
                                                     SALEM MEDIA OF KENTUCKY, INC.
                                                     SALEM MEDIA OF NEW YORK, LLC
                                                     SALEM MEDIA OF OHIO, INC.
                                                     SALEM MEDIA OF OREGON, INC.
                                                     SALEM MEDIA OF PENNSYLVANIA, INC.
                                                     SALEM MEDIA OF TEXAS, INC.
                                                     SALEM MEDIA OF VIRGINIA, INC.
                                                     SALEM MUSIC NETWORK, INC.
                                                     SALEM RADIO NETWORK INCORPORATED
                                                     SALEM RADIO OPERATIONS, LLC
                                                     SALEM RADIO OPERATIONS - PENNSYLVANIA, INC.
                                                     SALEM RADIO PROPERTIES, INC.
                                                     SALEM RADIO REPRESENTATIVES, INC.
                                                     SCA LICENSE CORPORATION
                                                     SOUTH TEXAS BROADCASTING, INC.
                                                     SRN NEWS NETWORK, INC.
                                                     VISTA BROADCASTING, INC.

Attest                                                  By

ARTICLE III_______

                                                  THE SECURITIES

Section 3.01______Title and Terms.

         The Securities shall be known and designated as the "9% Senior Subordinated Notes due 2011", in the case of either Series A or Series B, of the Company.  The Stated Maturity of the Securities shall be July1, 2011, and interest on the Securities shall accrue at the rate of 9% per annum plus Additional Interest, if any, from the date of issuance of the Securities (unless otherwise provided in a supplemental indenture with respect to any
Additional Securities) or from the most recent Interest Payment Date to which interest has been paid or duly provided for, payable semiannually on January 1 and July 1 in each year, commencing January 1, 2002, until the principal thereof is paid or duly provided for.

         Unless otherwise specified herein, the Series A Securities and the Series B Securities will be treated as one class and are together referred to as the "Securities."  The Series A Securities rank pari passu in right of payment with the Series B Securities.

         Unless otherwise specified in a supplemental indenture with respect to any Additional Securities, any
Additional Securities issued pursuant to this Indenture shall vote as a class with other Securities issued pursuant to this Indenture, and otherwise be treated as Securities for purposes of this Indenture.  Any issuance of Additional Securities shall be subject to Section 10.08.

         The principal of, premium, if any, and interest on the Securities shall be payable at the office or agency of the Company maintained for such purpose; provided, however, that at the option of the Company interest may be paid by check mailed to addresses of the Persons entitled thereto as such addresses shall appear on the
Security Register.  If any of the Securities are held by the Depositary, payments of interest may be made by wire transfer to the Depositary.  The Trustee is hereby initially designated as the Paying Agent under this Indenture.

         The Securities shall be redeemable as provided in Article Eleven.

         At the election of the Company, the entire Indebtedness on the Securities or certain of the Company's obligations and covenants and certain Events of Default thereunder may be defeased as provided in Article Four.

         The Securities shall be subordinated in right of payment to Senior Indebtedness as provided in Article
Twelve.

         The Securities are entitled to the benefits of the Guarantees by each Guarantor.

         The aggregate principal amount of Securities which may be authenticated and delivered under this
Indenture is unlimited.

Section 3.02______Denominations.

         The Securities shall be issuable only in registered form without coupons and only in denominations of
$1,000 and any integral multiple thereof.

Section 3.03______Execution, Authentication, Delivery and Dating.

         The Securities shall be executed on behalf of the Company by one of its Chairman of the Board, its
President or one of its Vice Presidents attested by its Secretary or one of its Assistant Secretaries.

         Securities bearing the manual or facsimile signatures of individuals who were at any time the proper officers of the Company shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Securities or did not hold such offices on the date of such Securities.

         At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Securities executed by the Company to the Trustee for authentication, together with a Company Order for the authentication and delivery of such Securities; and the Trustee in accordance with such Company Order shall authenticate and make available for delivery (i) Initial Series A Securities for original issue in the aggregate amount of $150,000,000, (ii) Additional Securities from time to time for original issue in aggregate principal amount specified by the Company and (iii) Series B Securities from time to time for issue in exchange for a like principal amount of Initial Series A Securities or Initial Additional Series A Securities, and not otherwise.
Such Company Order shall specify the amount of Securities to be authenticated and the date on which the
Securities are to be authenticated, whether such Securities are to be Initial Series A Securities, Additional
Securities or Series B Securities and whether the Securities are to be issued as one or more Global Securities and such other information as the Company may include or the Trustee may reasonably require.

         Each Security shall be dated the date of its authentication.  No Security shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Security a certificate of authentication substantially in the form provided for herein duly executed by the Trustee by manual signature of an authorized officer, and such certificate upon any Security shall be conclusive evidence, and the only evidence, that such Security has been duly authenticated and delivered hereunder.

         In case the Company or any Guarantor, pursuant to Article Eight, shall be consolidated, merged with or into any other Person or shall sell, assign, convey, transfer or lease substantially all of its properties and assets to any Person, and the successor Person resulting from such consolidation, or surviving such merger, or into which the Company or such Guarantor shall have been merged, or the Person which shall have received a sale, assignment, conveyance, transfer or lease as aforesaid, shall have executed an indenture supplemental hereto with the Trustee pursuant to Article Eight, any of the Securities authenticated or delivered prior to such consolidation, merger, sale, assignment, conveyance, transfer or lease may, from time to time, at the request of the successor Person, be exchanged for other Securities executed in the name of the successor Person with such changes in phraseology and form as may be appropriate, but otherwise in substance of like tenor as the Securities surrendered for such exchange and of like principal amount; and the Trustee, upon Company Request of the successor Person, shall authenticate and deliver Securities as specified in such request for the purpose of such exchange.  If Securities shall at any time be authenticated and delivered in any new name of a successor Person pursuant to this Section in exchange or substitution for or upon registration of transfer of any Securities, such successor Person, at the option of the Holders but without expense to them, shall provide for the exchange of all
Securities at the time Outstanding for Securities authenticated and delivered in such new name.

         The Trustee may appoint an authenticating agent acceptable to the Company to authenticate Securities on behalf of the Trustee.  Unless limited by the terms of such appointment, an authenticating agent may authenticate
Securities whenever the Trustee may do so.  Each reference in this Indenture to authentication by the Trustee includes authentication by such agent.  An authenticating agent has the same rights as any Security Registrar or
Paying Agent to deal with the Company and its Affiliates.

Section 3.04______Temporary Securities.

         Pending the preparation of definitive Securities, the Company may execute, and upon Company Order, the
Trustee shall authenticate and make available for delivery, temporary Securities which are printed, lithographed, typewritten or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive
Securities in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Securities may determine, as conclusively evidenced by their execution of such Securities.

         After the preparation of definitive Securities, the temporary Securities shall be exchangeable for definitive Securities upon surrender of the temporary Securities at the office or agency of the Company designated for such purpose pursuant to Section 10.02, without charge to the Holder.  Upon surrender for cancellation of any one or more temporary Securities the Company shall execute and the Trustee shall authenticate and make available for delivery in exchange therefor a like principal amount of definitive Securities of authorized denominations.  Until so exchanged the temporary Securities shall in all respects be entitled to the same benefits under this Indenture as definitive Securities.

Section 3.05______Global Securities.

(a)      A Global Security shall, if the Depositary permits, (i)be registered in the name of the Depositary for such Global Security or the nominee of such Depositary, (ii)be deposited with, or on behalf of, the Depositary and (iii)bear legends as set forth in Sections 2.02(a) and 2.04; provided, however, that the Securities are eligible to be in the form of a Global Security.

         Transfers of any Restricted Security made to an Accredited Investor in accordance with an exemption from the registration requirements of the Securities Act or transfers made in accordance with another exemption from the registration requirements of the Securities Act (other than a transfer made in accordance with Rule 144A,
Rule 144 or Regulation S that complies with all other applicable requirements of this Indenture) shall be made only in certificated form and not as a beneficial interest in a Global Security.

         Members of, or participants in, the Depositary ("Agent Members") shall have no rights under this
Indenture with respect to any Global Security held on their behalf by the Depositary, or the Trustee as its custodian, or under the Global Security, and the Depositary may be treated by the Company, the Trustee and any agent of the Company or the Trustee as the absolute owner of such Global Security for all purposes whatsoever.
Notwithstanding the foregoing, nothing herein shall prevent the Company, the Trustee or any agent of the Company from giving effect to any written certification, proxy or other authorization furnished by the Depositary or shall impair, as between the Depositary and its Agent Members, the operation of customary practices governing the exercise of the rights of a holder of any Security.

(b)      Transfers of a Global Security shall be limited to transfers of such Global Security in whole, but not in part, to the Depositary, its successors or their respective nominees.  Interests of beneficial owners in a
Global Security may be transferred in accordance with the rules and procedures of the Depositary and the provisions of Section 3.07.  Under the circumstances described in this clause (b), beneficial owners shall obtain
Physical Securities in exchange for their beneficial interests in a Global Security in accordance with the
Depositary's and the Securities Registrar's procedures.  In connection with the execution, authentication and delivery of such Physical Securities, the Security Registrar shall reflect on its books and records a decrease in the principal amount of the relevant Global Security equal to the principal amount of such Physical Securities and the Company shall execute and the Trustee shall authenticate and make available for delivery one or more
Physical Securities having an equal aggregate principal amount.  The Securities will be delivered in certificated form to all beneficial owners in exchange for their beneficial interests in the Global Securities if (i)the
Depositary ceases to be registered as a clearing agency under the Exchange Act or is not willing or no longer willing or able to provide securities depository services with respect to the Securities, (ii)the Company so determines or (iii)there shall have occurred an Event of Default or an event which, with the giving of notice or lapse of time or both, would constitute an Event of Default with respect to the Securities represented by such
Global Security and such Event of Default or event continues for a period of 90 days.

(c)      In connection with any transfer of a portion of the beneficial interest in a Global Security to beneficial owners who are required to hold Physical Securities pursuant to this Section 3.05 or Section 3.07, the
Security Registrar shall reflect on its books and records the date and a decrease in the principal amount of the relevant Global Security in an amount equal to the principal amount of the beneficial interest in such Global
Security to be transferred, and the Company shall execute, and the Trustee shall authenticate and make available for delivery, one or more Physical Securities of like tenor and amount.

(d)      In connection with the transfer of an entire Global Security to beneficial owners pursuant to subsection
(b)of this Section, such Global Security shall be deemed to be surrendered to the Trustee for cancellation, and the Company shall execute, and the Trustee shall authenticate and make available for delivery, to each beneficial owner identified by the Depositary in exchange for its beneficial interest in the applicable Global Security, an equal aggregate principal amount of U.S. Physical Securities  (in the case of any U.S. Global Security) or
Offshore Physical Securities (in the case of any Offshore Global Security) of authorized denominations.

(e)      Any Physical Security delivered in exchange for an interest in a Global Security pursuant to subsection
(c)or subsection (d)of this Section shall, except as otherwise provided by Section2.01, Section 3.06 and paragraph (d) of Section 3.07, bear the Restricted Securities Legend.

(f)      The registered holder of a Global Security may grant proxies and otherwise authorize any person, including Agent Members and Persons that may hold interests through Agent Members, to take any action which a
Holder is entitled to take under this Indenture or the Securities.

(g)      Prior to the expiration of the 40-day distribution compliance period set forth in Regulation S, beneficial interests in an Offshore Global Security may be held only through the Euroclear System or Clearstream
Banking, S.A. unless transferred to a QIB in accordance with Section 3.07(b).

Section 3.06______Registration, Registration of Transfer and Exchange.

         The Company shall cause to be kept at the Corporate Trust Office of the Trustee, or such other office as the Trustee may designate, a register (the register maintained in such office and in any other office or agency designated pursuant to Section 10.02 being herein sometimes referred to as the "Security Register") in which, subject to such reasonable regulations as the Security Registrar may prescribe, the Company shall provide for the registration of Securities and of transfers of Securities.  The Trustee or an agent thereof or of the Company shall initially be the "Security Registrar" for the purpose of registering Securities and transfers of Securities as herein provided.

         Upon surrender for registration of transfer of any Security at the office or agency of the Company designated pursuant to Section 10.02, the Company shall execute, and the Trustee shall authenticate and make available for delivery, in the name of the designated transferee or transferees, one or more new Securities of any authorized denomination or denominations, of a like aggregate principal amount.

         Furthermore, any Holder of a Global Security shall, by acceptance of such Global Security, agree that transfers of beneficial interest in such Global Security may be effected only through a book entry system maintained by the Holder of such Global Security (or its agent), and that ownership of a beneficial interest in the Securities shall be required to be reflected in a book entry.
         At the option of the Holder, Securities may be exchanged for other Securities of any authorized denomination or denominations, of a like aggregate principal amount, upon surrender of the Securities to be exchanged at such office or agency.  Whenever any Securities are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and make available for delivery, the Securities of the same series which the Holder making the exchange is entitled to receive; provided that no exchange of Series A Securities for
Series B Securities shall occur until an Exchange Offer Registration Statement with respect to the relevant
Series A Securities shall have been declared effective by the Commission and that the Series A Securities exchanged for the Series B Securities shall be cancelled.

         All Securities issued upon any registration of transfer or exchange of Securities shall be the valid obligations of the Company, evidencing the same Indebtedness, and entitled to the same benefits under this
Indenture, as the Securities surrendered upon such registration of transfer or exchange.

         Every Security presented or surrendered for registration of transfer, or for exchange or redemption shall (if so required by the Company or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar, duly executed by the Holder thereof or such Holder's attorney duly authorized in writing.

         No service charge shall be made to a Holder for any registration of transfer or exchange or redemption of Securities, but the Company may require payment of a sum sufficient to pay all documentary, stamp or similar issue or transfer taxes or other governmental charges that may be imposed in connection with any registration of transfer or exchange of Securities, other than exchanges pursuant to Section 3.03, 3.04, 3.05, 3.06, 3.07, 3.08,
9.06, 10.13, 10.16 or 11.08 not involving any transfer.

         The Company shall not be required (a)to issue, register the transfer of or exchange any Security during a period beginning at the opening of business (i)15 days before the date of selection of Securities for redemption under Section 11.04 and ending at the close of business on the day of such selection or (ii)15 days before an Interest Payment Date and ending on the close of business on the Interest Payment Date, or (b)to register the transfer of or exchange any Security so selected for redemption in whole or in part, except the unredeemed portion of Securities being redeemed in part.

         Every Restricted Security shall be subject to the restrictions on transfer provided in the legend required to be set forth on the face of each Restricted Security pursuant to Section 2.02(a) and to the restrictions set forth in Section 3.05, this Section 3.06 and Section 3.07, and the Holder of each Restricted
Security, by such Holder's acceptance thereof (or interest therein), agrees to be bound by such restrictions on transfer.  The restrictions imposed by this Section 3.06 upon the transferability of any particular Restricted
Security shall cease and terminate on (a)the Resale Restriction Termination Date with respect to such Security or (b)(if earlier) if and when such Restricted Security has been sold pursuant to a Registration Statement or
(subject to Section3.07(d)(ii)) transferred pursuant to Rule144 (or any successor provision), unless the Holder thereof is an affiliate of the Company within the meaning of Rule144 (or such successor provision).  Any
Restricted Security as to which such restrictions on transfer shall have expired in accordance with their terms or shall have terminated may, upon surrender of such Restricted Security for exchange to the Security Registrar in accordance with the provision of this Section 3.06 (accompanied, in the event that such restrictions on transfer have terminated pursuant to Rule 144 (or any successor provision), by an Opinion of Counsel satisfactory to the Company and the Trustee, to the effect that the transfer of such Restricted Security has been made in compliance with Rule 144 (or any such successor provision)), be exchanged for a new Security, of like tenor and aggregate principal amount, which shall not bear the Restricted Securities Legend.  The Company shall inform the
Trustee of the effective date of any Registration Statement registering any Securities under the Securities Act no later than two Business Days after such effective date.

         Except as provided in the preceding paragraph and in Sections 3.05 and 3.07, any Security authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, any Global Security, whether pursuant to this Section, Section 3.04, 3.08, 9.06 or 11.08 or otherwise, shall also be a Global Security and bear the legend specified in Section 2.02(a).

Section 3.07______Special Transfer Provisions.

         Unless and until (i)a Security is sold under an effective Registration Statement, (ii)a Security is exchanged for a Series B Security in connection with an Exchange Offer or (iii) the restrictions on transfer with respect to a Security imposed by Section3.06 have ceased and terminated in accordance with Section3.06 or the
Restricted Securities Legend has been removed from a Security pursuant to 3.07(d), the following provisions shall apply:

(a)      Transfers to Non-QIB Institutional Accredited Investors.  The following provisions shall apply with respect to the registration of any proposed transfer of a Security to an Accredited Investor which is not a QIB:

(i)      The Security Registrar shall register the transfer of any Security if it complies with all other applicable requirements of this Indenture and if (x)the requested transfer is after the relevant Resale
         Restriction Termination Date with respect to such Security or (y)the proposed transferor has delivered to the Company and the Security Registrar a certificate substantially in the form of Annex A and the proposed transferee has delivered to the Company and the Security Registrar a certificate substantially in the form set forth in Annex I attached to Exhibit A, together with written legal opinions or other information as the Trustee or the Company reasonably may request.

(ii)     If the proposed transferor is or is acting through an Agent Member holding a beneficial interest in a
         Global Security, upon receipt by the Security Registrar of (x)the documents, if any, required by paragraph (i)and (y)instructions given in accordance with the Depositary's and the Security
         Registrar's procedures therefor, the Security Registrar shall reflect on its books and records the date and a decrease in the principal amount of the relevant Global Security in an amount equal to the principal amount of the beneficial interest in the relevant Global Security to be transferred, and the
         Company shall execute, and the Trustee shall authenticate and make available for delivery, one or more
         Physical Securities of like tenor and amount.

(b)      Transfers to QIBs.  The following provisions shall apply with respect to the registration of any proposed transfer of a Security to a QIB:

(i)      If the Security to be transferred consists of a Physical Security or consists of a beneficial interest in a Global Security that after the transfer is to be evidenced by a beneficial interest in a different
         Global Security, the Security Registrar shall register the transfer if it complies with all other applicable requirements of this Indenture and if such transfer is being made by a proposed transferor who has advised the Company and the Security Registrar in writing pursuant to Exhibit A, that the sale has been made in compliance with the provisions of Rule 144A to a transferee who has advised the Company and the Security Registrar in a writing signed by one of its executive officers in the form required by
         Rule 144A, that it is purchasing the Security for its own account or an account with respect to which it exercises sole investment discretion and that it, or the person on whose behalf it is acting with respect to any such account, is a QIB within the meaning of Rule 144A, and is aware that the sale to it is being made in reliance on Rule 144A and acknowledges that it has received such information regarding the Company as it has requested pursuant to Rule 144A or has determined not to request such information and that it is aware that the transferor is relying upon its foregoing representations in order to claim the exemption from registration provided by Rule 144A.

(ii)     If the proposed transferee is or is acting through an Agent Member, and the Security to be transferred consists of a Physical Security that after the transfer is to be evidenced by an interest in a Global
         Security or consists of a beneficial interest in a Global Security that after the transfer is to be evidenced by an interest in a different Global Security, upon receipt by the Security Registrar of instructions given in accordance with the Depositary's and the Security Registrar's procedures therefor, the Security Registrar shall reflect on its books and records the date and an increase in the principal amount of the transferee Global Security in an amount equal to the principal amount of the Physical
         Security to be transferred or such beneficial interest in such transferor Global Security to be transferred, and the Trustee shall cancel the Physical Security so transferred or reflect on its books and records the date and a decrease in the principal amount of such transferor Global Security, as the case may be.

(c)      Transfers to Non-U.S. Persons.  The following provisions shall apply with respect to the registration of any proposed transfer of a Security to a Non-U.S. Person:

(i)      The Security Registrar shall register the transfer of any Security if it complies with all other applicable requirements of this Indenture and if (x)the requested transfer is after the relevant Resale
         Restriction Termination Date with respect to such Security or (y), if the Security to be transferred consists of a Physical Security or consists of a beneficial interest in a Global Security that after the transfer is to be evidenced by an interest in a different Global Security, the proposed transferor has delivered to the Security Registrar a certificate substantially in the form of Exhibit B, together with written legal opinions or other information as the Trustee or the Company reasonably may request.

(ii)     If the proposed transferor is or is acting through an Agent Member holding a beneficial interest in a
         Global Security, upon receipt by the Security Registrar of (x)the documents, if any, required by paragraph (i)and (y)instructions given in accordance with the Depositary's and the Security
         Registrar's procedures therefor, the Security Registrar shall reflect on its books and records the date and (if the transfer does not involve a transfer of a Physical Security) a decrease in the principal amount of the relevant Global Security to be in an amount equal to the principal amount of the beneficial interest in the relevant Global Security to be transferred, and (ii) either (A) if the proposed transferee is or is acting through an Agent Member holding a beneficial interest in a Global
         Security, the Trustee shall reflect on its books and records the date and an increase in the principal amount of such Global Security in an amount equal to the principal amount of the beneficial interest being so transferred or (B) otherwise the Company shall execute, and the Trustee shall authenticate and make available for delivery, one or more Physical Securities of like tenor and amount.

(d)      Restricted Securities Legend.  Upon the registration of transfer, exchange or replacement of Securities not bearing the Restricted Securities Legend, the Security Registrar shall deliver Securities that do not bear the Restricted Securities Legend.  Upon the registration of transfer, exchange or replacement of Securities bearing the Restricted Securities Legend, the Security Registrar shall deliver only Securities that bear the
Restricted Securities Legend, unless (i)the requested transfer, exchange or replacement occurs after the relevant Resale Restriction Termination Date with respect to such Securities, (ii)upon the request of the
Company after there is delivered to the Security Registrar an Opinion of Counsel reasonably satisfactory to the
Company and the Trustee to the effect that neither such legend nor the related restrictions on transfer are required in order to maintain compliance with the Securities Act, (iii) with respect to Offshore Global
Securities or Offshore Physical Securities only, with the agreement of the Company after the expiration of the
40-day distribution compliance period set forth in Regulation S with respect to such Securities or (iv) such
Securities are sold or exchanged pursuant to an effective registration statement under the Securities Act.

(e)      Transfers of Beneficial Interests in the Same Global Security.  A beneficial interest in any Global
Security that is a Restricted Security may be transferred to a Person who takes delivery thereof in the form of a beneficial interest in the same Global Security in accordance with the transfer restrictions set forth in the
Restricted Securities Legend thereon and the rules and procedures of the Depositary, and no other written orders, instructions or certificates shall be required in connection therewith.

(f)      Other Transfers.  The Security Registrar shall effect and register, upon a written request by the
Company to do so, a transfer not otherwise permitted by this Section 3.07, such registration to be done in accordance with the otherwise applicable provisions of Section 3.06 and this Section 3.07, upon the furnishing by the proposed transferor or transferee of an Opinion of Counsel reasonably satisfactory to the Company and the
Trustee to the effect that, and such other certifications (including, without limitation, a certificate in substantially the form of Exhibit A in the case of a transfer pursuant to Rule 144) or information as the Company and the Trustee may require to confirm that, the proposed transfer is being made pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

(g)      General.  By its acceptance of any Security bearing the Restricted Securities Legend, each Holder of such a Security acknowledges the restrictions on transfer of such Security set forth in this Indenture and in the
Restricted Securities Legend and agrees that it will transfer such Security only as provided in this Indenture.

         The Security Registrar shall retain copies of all letters, notices and other written communications received pursuant to Section 3.06 or this Section 3.07.  The Company shall have the right to inspect and make copies of all such letters, notices or other written communications at any reasonable time upon the giving of reasonable written notice to the Security Registrar.

Section 3.08______Mutilated, Destroyed, Lost and Stolen Securities.

         If (a)any mutilated Security is surrendered to the Trustee, or (b)the Company and the Trustee receive evidence to their satisfaction of the destruction, loss or theft of any Security, and there is delivered to the
Company, each Guarantor and the Trustee, such security or indemnity, in each case, as may be required by them to save each of them harmless, then, in the absence of notice to the Company, any Guarantor or the Trustee that such
Security has been acquired by a bona fide purchaser, the Company shall execute and upon its written request the
Trustee shall authenticate and make available for delivery, in exchange for any such mutilated Security or in lieu of any such destroyed, lost or stolen Security, a replacement Security of like tenor and principal amount, bearing a number not contemporaneously outstanding.

         In case any such mutilated, destroyed, lost or stolen Security has become or is about to become due and payable, the Company in its discretion may, instead of issuing a replacement Security, pay such Security.

         Upon the issuance of any replacement Securities under this Section, the Company may require the payment of a sum sufficient to pay all documentary, stamp or similar issue or transfer taxes or other governmental charges that may be imposed in relation thereto and any other expenses (including the fees and expenses of the
Trustee) connected therewith.

         Every replacement Security issued pursuant to this Section in lieu of any destroyed, lost or stolen
Security shall constitute an original additional contractual obligation of the Company and the Guarantors, whether or not the destroyed, lost or stolen Security shall be at any time enforceable by anyone, and shall be entitled to all benefits of this Indenture equally and proportionately with any and all other Securities duly issued hereunder.

         The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Securities.

Section 3.09______Payment of Interest; Interest Rights Preserved.

         Interest on any Security which is payable, and is punctually paid or duly provided for, on any Interest
Payment Date shall be paid to the Person in whose name that Security is registered at the close of business on the Regular Record Date for such interest.

         Any interest on any Security which is payable, but is not punctually paid or duly provided for, on any
Interest Payment Date and interest on such defaulted interest at the then applicable interest rate borne by the
Securities, to the extent lawful (such defaulted interest and interest thereon herein collectively called
"Defaulted Interest") shall forthwith cease to be payable to the Holder on the Regular Record Date; and such
Defaulted Interest may be paid by the Company, at its election in each case, as provided in Subsection (a)or (b)
below:

                  (a) The Company may elect to make payment of any Defaulted Interest to the Persons in whose names the Securities are registered at the close of business on a Special Record Date for the payment of such Defaulted Interest, which shall be fixed in the following manner. The Company shall notify the
         Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Security and the date
         (not less than 30 days after such notice) of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this Subsection provided.  Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment.  The Trustee shall promptly notify the Company in writing of such Special Record Date. In the name and at the expense of the Company, the Trustee shall cause notice of the proposed payment of such Defaulted Interest and the
         Special Record Date therefor to be mailed, first-class postage prepaid, to each Holder at his address as it appears in the Security Register, not less than 10 days prior to such Special Record Date.  Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been so mailed, such Defaulted Interest shall be paid to the Persons in whose names the Securities are registered on such Special Record Date and shall no longer be payable pursuant to the following
         Subsection (b).

                  (b) The Company may make payment of any Defaulted Interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Securities may be listed, and upon such notice as may be required by such exchange, if, after written notice given by the Company to the Trustee of the proposed payment pursuant to this Subsection, such payment shall be deemed practicable by the Trustee.

         Subject to the foregoing provisions of this Section, each Security delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Security shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Security.

Section 3.10______Persons Deemed Owners.

         The Company, any Guarantor, the Trustee and any agent of the Company, any Guarantor or the Trustee may treat the Person in whose name any Security is registered as the owner of such Security for the purpose of receiving payment of principal of, premium, if any, and (subject to Section 3.09) interest on such Security and for all other purposes whatsoever, whether or not such Security is overdue, and neither the Company, any
Guarantor, the Trustee nor any agent of the Company, any Guarantor or the Trustee shall be affected by notice to the contrary.  No holder of any beneficial interest in any Global Security held on its behalf by a Depositary shall have any rights under this Indenture with respect to such Global Security, and such Depositary may be treated by the Company, any Guarantor, the Trustee and any agent of the Company, any Guarantor or the Trustee as the owner of such Global Security for all purposes whatsoever. Notwithstanding the foregoing, nothing herein shall prevent the Company, any Guarantor, the Trustee or any agent of the Company, any Guarantor or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depositary or impair, as between the Depositary and such holders of beneficial interests, the operation of customary practices governing the exercise of the rights of the Depositary (or its nominee) as Holder of any Security.

Section 3.11______Cancellation.

         All Securities surrendered for payment, purchase, redemption, registration of transfer or exchange shall be delivered to the Trustee and, if not already cancelled, shall be promptly cancelled by it.  The Company and any Guarantor may at any time deliver to the Trustee for cancellation any Securities previously authenticated and delivered hereunder which the Company or such Guarantor may have acquired in any manner whatsoever, and all
Securities so delivered shall be promptly cancelled by the Trustee.  No Securities shall be authenticated in lieu of or in exchange for any Securities cancelled as provided in this Section, except as expressly permitted by this
Indenture.  All cancelled Securities held by the Trustee shall be returned to the Company.  The Trustee shall provide the Company a list of all Securities that have been cancelled from time to time as requested by the
Company.

Section 3.12______Computation of Interest.

         Interest on the Securities shall be computed on the basis of a 360-day year of twelve 30-day months.

Section 3.13______CUSIP Numbers.

         The Company in issuing the Securities may use "CUSIP" numbers (if then generally in use), and, if so, the Trustee shall use "CUSIP" numbers in notices of redemption as a convenience to Holders; provided that any such notice may state that no representation is made as to the correctness of such numbers either as printed on the Securities or as contained in any notice of a redemption and that reliance may be placed only on the other identification numbers printed on the Securities, and any such redemption shall not be affected by any defect in or omission of such numbers.  The Company shall promptly notify the Trustee of any change in the CUSIP numbers.

ARTICLE IV________

                                        DEFEASANCE AND COVENANT DEFEASANCE

Section 4.01______Company's Option to Effect Defeasance or Covenant Defeasance.

         The Company may, at its option by Board Resolution, at any time, with respect to the Securities, elect to have either Section 4.02 or Section 4.03 be applied to all of the Outstanding Securities (the "Defeased
Securities"), upon compliance with the conditions set forth below in this Article Four.

Section 4.02______Defeasance and Discharge.

         Upon the Company's exercise under Section 4.01 of the option applicable to this Section 4.02, the
Company, each of the Guarantors and any other obligor upon the Securities, if any, shall be deemed to have been discharged from its obligations with respect to the Defeased Securities on the date the conditions set forth below are satisfied (hereinafter, "Defeasance").  For this purpose, such defeasance means that the Company, the
Guarantors and any other obligor upon the Securities, shall be deemed to have paid and discharged the entire
Indebtedness represented by the Defeased Securities, which shall thereafter be deemed to be "Outstanding" only for the purposes of Section 4.05 and the other Sections of this Indenture referred to in (a)and (b) below, and to have satisfied all its other obligations under such Securities and this Indenture insofar as such Securities are concerned (and the Trustee, at the expense of the Company, and, upon written request, shall execute proper instruments acknowledging the same), except for the following which shall survive until otherwise terminated or discharged hereunder: (a)the rights of Holders of Defeased Securities to receive, solely from the trust fund described in Section 4.04 and as more fully set forth in such Section, payments in respect of the principal of, premium, if any, and interest on such Securities and pay all other Indenture Obligations when such payments are due, (b)the Company's obligations with respect to such Defeased Securities under Sections 3.04, 3.05, 3.06,
3.08, 10.02 and 10.03, (c)the rights, powers, trusts, duties and immunities of the Trustee hereunder, including, without limitation, the Trustee's rights under Section 6.06, and (d)this Article Four.  Subject to compliance with this Article Four, the Company may exercise its option under this Section 4.02 notwithstanding the prior exercise of its option under Section 4.03 with respect to the Securities.

Section 4.03______Covenant Defeasance.

         Upon the Company's exercise under Section 4.01 of the option applicable to this Section 4.03, the
Company and each Guarantor shall be released from its obligations under any covenant or provision contained or referred to in Sections 10.06 through 10.19 inclusive, and the provisions of Article Twelve and Sections 14.16 through 14.29 shall not apply, with respect to the Defeased Securities on and after the date the conditions set forth below are satisfied (hereinafter, "Covenant Defeasance"), and the Defeased Securities shall thereafter be deemed to be not "Outstanding" for the purposes of any direction, waiver, consent or declaration or Act of
Holders (and the consequences of any thereof) in connection with such covenants and the provisions of Article
Twelve and Sections 14.16 through 14.29, but shall continue to be deemed "Outstanding" for all other purposes hereunder.  For this purpose, such covenant defeasance means that, with respect to the Defeased Securities, the
Company and each Guarantor may omit to comply with and shall have no liability in respect of any term, condition or limitation set forth in any such Section or Article, whether directly or indirectly, by reason of any reference elsewhere herein to any such Section or Article or by reason of any reference in any such Section or
Article to any other provision herein or in any other document and such omission to comply shall not constitute a
Default or an Event of Default under Section 5.01(c), (d)or (g), but, except as specified above, the remainder of this Indenture and such Defeased Securities shall be unaffected thereby.

Section 4.04______Conditions to Defeasance or Covenant Defeasance.

         The following shall be the conditions to application of either Section 4.02 or Section 4.03 to the
Defeased Securities:

                  (1)  The Company shall irrevocably have deposited or caused to be deposited with the Trustee
         (or another trustee satisfying the requirements of Section 6.08 who shall agree to comply with the provisions of this Article Four applicable to it) as trust funds in trust for the purpose of making the following payments, specifically pledged as security for, and dedicated solely to, the benefit of the
         Holders of such Securities, (a)United States dollars in an amount, or (b)U.S. Government Obligations which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide, not later than one day before the due date of any payment, money in an amount, or (c)a combination thereof, sufficient, in the opinion of a nationally recognized firm of independent public accountants or a nationally recognized investment banking firm expressed in a written certification thereof delivered to the Trustee, to pay and discharge and which shall be applied by the
         Trustee (or other qualifying trustee) to pay and discharge the principal of, premium, if any, and interest on the Defeased Securities on the Stated Maturity of such principal or installment of principal or interest (or on any date after July 1, 2006 (such date being referred to as the "Defeasance
         Redemption Date"), if when exercising under Section 4.01 either its option applicable to Section 4.02 or its option applicable to Section 4.03, the Company shall have delivered to the Trustee an irrevocable notice to redeem all of the Outstanding Securities on the Defeasance Redemption Date) and pay all other
         Indenture Obligations; provided that the Trustee shall have been irrevocably instructed to apply such
         United States dollars or the proceeds of such U.S. Government Obligations to said payments with respect to the Securities; and provided further, that the United States dollars or U.S. Government Obligations deposited shall not be subject to the rights of the holders of Senior Indebtedness or Guarantor Senior
         Indebtedness pursuant to the provisions of Articles Twelve and Fourteen.  For this purpose, "U.S.
         Government Obligations" means securities that are (i)direct obligations of the United States of America for the timely payment of which its full faith and credit is pledged or (ii)obligations of a Person controlled or supervised by and acting as an agency or instrumentality of the United States of America the timely payment of which is unconditionally guaranteed as a full faith and credit obligation by the
         United States of America, which, in either case, are not callable or redeemable at the option of the issuer thereof, and shall also include a depository receipt issued by a bank (as defined in Section
         3(a)(2) of the Securities Act), as custodian with respect to any such U.S. Government Obligation or a specific payment of principal of or interest on any such U.S. Government Obligation held by such custodian for the account of the holder of such depository receipt, provided that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depository receipt from any amount received by the custodian in respect of the U.S. Government
         Obligation or the specific payment of principal of or interest on the U.S. Government Obligation evidenced by such depository receipt.

                  (2)  In the case of an election under Section 4.02, the Company shall have delivered to the
         Trustee an Opinion of Independent Counsel in the United States stating that (A)the Company has received from, or there has been published by, the Internal Revenue Service a ruling or (B)since the date of this Indenture, there has been a change in the applicable federal income tax law, in either case to the effect that, and based thereon such Opinion of Independent Counsel in the United States shall confirm that, the holders of the Outstanding Securities will not recognize income, gain or loss for federal income tax purposes as a result of such defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such defeasance had not occurred.

                  (3)  In the case of an election under Section 4.03, the Company shall have delivered to the
         Trustee an Opinion of Independent Counsel in the United States to the effect that the holders of the
         Outstanding Securities will not recognize income, gain or loss for federal income tax purposes as a result of such covenant defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such covenant defeasance had not occurred.

                  (4)  No Default or Event of Default shall have occurred and be continuing on the date of such deposit or insofar as subsections 5.01(h) and (i)are concerned, at any time during the period ending on the 91st day after the date of deposit.

                  (5)  Such defeasance or covenant defeasance shall not cause the Trustee for the Securities to have a conflicting interest with respect to any securities of the Company or any Guarantor.

                  (6)  Such defeasance or covenant defeasance shall not result in a breach or violation of, or constitute a Default under, this Indenture or any other material agreement or instrument to which the
         Company or any Guarantor is a party or by which it is bound.

                  (7)  The Company shall have delivered to the Trustee an Opinion of Independent Counsel to the
         effect that (A)the trust funds will not be subject to any rights of holders of Senior Indebtedness or
         Guarantor Senior Indebtedness, including, without limitation, those arising under this Indenture and
         (B)after the 91st day following the deposit, the trust funds will not be subject to the effect of any applicable bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally.

                  (8)  The Company shall have delivered to the Trustee an Officers' Certificate stating that the deposit was not made by the Company with the intent of preferring the holders of the Securities or any
         Guarantee over the other creditors of the Company or any Guarantor with the intent of defeating, hindering, delaying or defrauding creditors of the Company, any Guarantor or others.

                  (9)  No event or condition shall exist that would prevent the Company from making payments of the principal of, premium, if any, and interest on the Securities and of all other Indenture Obligations on the date of such deposit or at any time ending on the 91st day after the date of such deposit.

                  (10)  The Company shall have delivered to the Trustee an Officers' Certificate and an Opinion
         of Independent Counsel, each stating that all conditions precedent provided for relating to either the defeasance under Section 4.02 or the covenant defeasance under Section 4.03 (as the case may be) have been complied with as contemplated by this Section 4.04.

         Opinions of Counsel or Opinions of Independent Counsel required to be delivered under this Section may have qualifications customary for opinions of the type required and counsel delivering such opinions may rely on certificates of the Company or government or other officials customary for opinions of the type required, including certificates certifying as to matters of fact, including that various financial covenants have been complied with.

Section 4.05______Deposited Money and U.S. Government Obligations to Be Held in Trust; Other Miscellaneous
                           Provisions.

         Subject to the provisions of the last paragraph of Section 10.03, all United States dollars and U.S.
Government Obligations (including the proceeds thereof) deposited with the Trustee or other qualifying trustee as permitted under Section 4.04 (collectively, for purposes of this Section 4.05, the "Trustee") pursuant to Section
4.04 in respect of the Defeased Securities shall be held in trust and applied by the Trustee, in accordance with the provisions of such Securities and this Indenture, to the payment, either directly or through any Paying Agent
(including the Company acting as its own Paying Agent) as the Trustee may determine, to the Holders of such
Securities of all sums due and to become due thereon in respect of principal, premium, if any, and interest, but such money need not be segregated from other funds except to the extent required by law.

         The Company shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the U.S. Government Obligations deposited pursuant to Section 4.04 or the principal and interest received in respect thereof other than any such tax, fee or other charge which by law is for the account of the
Holders of the Defeased Securities.

         Anything in this Article Four to the contrary notwithstanding, the Trustee shall deliver or pay to the
Company from time to time upon Company Request any United States dollars or U.S. Government Obligations held by it as provided in Section 4.04 which, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, are in excess of the amount thereof which would then be required to be deposited to effect defeasance or covenant defeasance.

Section 4.06______Reinstatement.

         If the Trustee or Paying Agent is unable to apply any United States dollars or U.S. Government
Obligations in accordance with Section 4.02 or 4.03, as the case may be, by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, then the
Company's and each Guarantor's obligations under this Indenture and the Securities and the provisions of Articles
Twelve and Fourteen hereof shall be revived and reinstated as though no deposit had occurred pursuant to Section
4.02 or 4.03, as the case may be, until such time as the Trustee or Paying Agent is permitted to apply all such
United States dollars or U.S. Government Obligations in accordance with Section 4.02 or 4.03, as the case may be;
provided, however, that if the Company makes any payment to the Trustee or Paying Agent of principal of, premium, if any, or interest on any Security following the reinstatement of its obligations, the Trustee or Paying Agent shall promptly pay any such amount to the Holders of the Securities and the Company shall be subrogated to the rights of the Holders of such Securities to receive such payment from the money held by the Trustee or Paying
Agent.

ARTICLE V_________

                                                     REMEDIES

Section 5.01______Events of Default.

         "Event Of Default," wherever used herein, means any one of the following events which has occurred and is continuing (whatever the reason for such Event of Default and whether it shall be occasioned by the provisions of Article Twelve or be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

(a)      there shall be a default in the payment of any interest on any Security (including any Additional
Interest) when it becomes due and payable, and such default shall continue for a period of 30 days;

(b)      there shall be a default in the payment of the principal of (or premium, if any, on) any Security at its
Maturity (upon acceleration, optional or mandatory redemption, required repurchase or otherwise);

(c)      (i) there shall be a default in the performance, or breach, of any covenant or agreement of the Company or Parent or any other Guarantor under this Indenture (other than a default in the performance, or breach, of a covenant or agreement which is specifically dealt with in clause (a) or (b) or in clause (ii), (iii) or (iv) of this clause (c)) and such default or breach shall continue for a period of 30 days after written notice has been given, by certified mail, (y)to the Company by the Trustee or (z)to the Company and the Trustee by the Holders
of at least 25% in aggregate principal amount of the Outstanding Securities; (ii)there shall be a default in the performance or breach of the provisions of Article Eight; (iii)the Company shall have failed to make or consummate an Offer in accordance with the provisions of Section 10.13; or (iv)the Company shall have failed to make or consummate a Change of Control Offer in accordance with the provisions of Section 10.16;

(d)      one or more defaults shall have occurred under any agreements, indentures or instruments under which the
Company, any Guarantor or any Restricted Subsidiary of the Company then has outstanding Indebtedness in excess of
$5,000,000 in the aggregate and, if not already matured at its final maturity in accordance with its terms, such
Indebtedness shall have been accelerated;

(e)      any Guarantee shall for any reason cease to be, or be asserted in writing by any Guarantor or the
Company not to be, in full force and effect, enforceable in accordance with its terms, except to the extent contemplated by this Indenture and any such Guarantee;

(f)      one or more judgments, orders or decrees for the payment of money in excess of $5,000,000 either individually or in the aggregate (net of amounts covered by insurance, bond, surety or similar instrument) shall be entered against the Company, any Guarantor, or any Restricted Subsidiary of the Company or any of their respective properties and shall not be discharged and either (a)any creditor shall have commenced an enforcement proceeding upon such judgment, order or decree or (b)there shall have been a period of 60 consecutive days during which a stay of enforcement of such judgment or order, by reason of an appeal or otherwise, shall not be in effect;

(g)      any holder or holders of at least $5,000,000 in aggregate principal amount of Indebtedness of the
Company, any Guarantor or any Restricted Subsidiary of the Company after a default under such Indebtedness shall notify the Trustee of the intended sale or disposition of any assets of the Company, any Guarantor or any
Restricted Subsidiary of the Company that have been pledged to or for the benefit of such holder or holders to secure such Indebtedness or shall commence proceedings, or take any action (including by way of set-off), to retain in satisfaction of such Indebtedness or to collect on, seize, dispose of or apply in satisfaction of
Indebtedness, assets of the Company or any Restricted Subsidiary of the Company (including funds on deposit or held pursuant to lock-box and other similar arrangements);

(h)      there shall have been the entry by a court of competent jurisdiction of (i)a decree or order for relief in respect of the Company, any Guarantor or any Restricted Subsidiary of the Company in an involuntary case or proceeding under any applicable Bankruptcy Law or (ii)a decree or order adjudging the Company, any Guarantor or any Restricted Subsidiary of the Company bankrupt or insolvent, or seeking reorganization, arrangement, adjustment or composition of or in respect of the Company, any Guarantor or any Restricted Subsidiary of the
Company under any applicable federal or state law, or appointing a custodian, receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of the Company, any Guarantor or any Restricted Subsidiary of
the Company or of any substantial part of their respective properties, or ordering the winding up or liquidation of their affairs, and any such decree or order for relief shall continue to be in effect, or any such other decree or order shall be unstayed and in effect, for a period of 60 consecutive days; or

(i)      (i) the Company, any Guarantor or any Restricted Subsidiary of the Company commences a voluntary case or proceeding under any applicable Bankruptcy Law or any other case or proceeding to be adjudicated bankrupt or insolvent, (ii)the Company, any Guarantor or any Restricted Subsidiary of the Company consents to the entry of a decree or order for relief in respect of the Company, any Guarantor or such Restricted Subsidiary in an involuntary case or proceeding under any applicable Bankruptcy Law or to the commencement of any bankruptcy or insolvency case or proceeding against it, (iii)the Company, any Guarantor or any Restricted Subsidiary of the
Company files a petition or answer or consent seeking reorganization or relief under any applicable federal or state law, (iv)the Company, any Guarantor or any Restricted Subsidiary of the Company (1)consents to the filing of such petition or the appointment of, or taking possession by, a custodian, receiver, liquidator, assignee, trustee, sequestrator or other similar official, of the Company, any Guarantor or such Restricted Subsidiary or of any substantial part of its respective properties, (2)makes an assignment for the benefit of creditors or
(3)admits in writing its inability to pay its debts generally as they become due, or (v)the Company, any
Guarantor or any Restricted Subsidiary of the Company takes any corporate action in furtherance of any such actions in this paragraph (i).

         The Company shall deliver to the Trustee within five days after the occurrence thereof, written notice, in the form of an Officers' Certificate, of any Default, its status and what action the Company is taking or proposes to take with respect thereto.  Unless the Corporate Trust Office of the Trustee has received written notice of an Event of Default of the nature described in this Section, the Trustee shall not be deemed to have knowledge of such Event of Default for the purposes of Article Five or for any other purpose.

Section 5.02______Acceleration of Maturity; Rescission and Annulment.

         If an Event of Default (other than an Event of Default specified in Sections 5.01(h) and (i)), shall occur and be continuing, the Trustee or the Holders of not less than 25% in aggregate principal amount of the
Securities Outstanding may, and the Trustee at the request of the Holders of not less than 25% in aggregate principal amount of the Securities Outstanding shall, declare all unpaid principal of, premium, if any, and accrued interest on all the Securities to be due and payable immediately, by a notice in writing to the Company
(and to the Trustee if given by the Holders of the Securities); provided that so long as the Bank Credit
Agreement is in effect, such declaration shall not become effective until the earlier of (a)five Business Days after receipt of such notice of acceleration from the Holders or the Trustee by the agent under the Bank Credit
Agreement or (b)acceleration of the Indebtedness under the Bank Credit Agreement.  Thereupon the Trustee may, at
its discretion, proceed to protect and enforce the rights of the Holders of the Securities by appropriate judicial proceedings.  If an Event of Default specified in clause (h) or (i) of Section 5.01 occurs and is continuing, then all the Securities shall ipso facto become and be immediately due and payable, in an amount equal to the principal amount of the Securities, together with accrued and unpaid interest, if any, to the date the Securities become due and payable, without any declaration or other act on the part of the Trustee or any
Holder.  The Trustee or, if notice of acceleration is given by the Holders, the Holders shall give notice to the agent under the Bank Credit Agreement of any such acceleration.

         After such declaration of acceleration, but before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this Article provided, the Holders of a majority in aggregate principal amount of the Securities Outstanding, by written notice to the Company and the Trustee, may rescind and annul such declaration and its consequences if:

(a)      the Company has paid or deposited with the Trustee a sum sufficient to pay:

(i)      all sums paid or advanced by the Trustee under this Indenture and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel,

(ii)     all overdue interest on all Securities,

(iii)    the principal of and premium, if any, on any Securities which have become due otherwise than by such declaration of acceleration and interest thereon at a rate borne by the Securities, and

(iv)     to the extent that payment of such interest is lawful, interest upon overdue interest at the rate borne by the Securities; and

(b)      all Events of Default, other than the nonpayment of principal of the Securities which have become due solely by such declaration of acceleration, have been cured or waived as provided in Section 5.13.  No such rescission shall affect any subsequent Default or impair any right consequent thereon provided in Section 5.13.

Section 5.03______Collection of Indebtedness and Suits for Enforcement by Trustee.

         The Company and each Guarantor covenant that if:

(a)      default is made in the payment of any interest on any Security (including any Additional Interest) when such interest becomes due and payable and such default continues for a period of 30 days, or
(b)      default is made in the payment of the principal of or premium, if any, on any Security at the Stated
Maturity thereof,

the Company and any such Guarantor will, upon demand of the Trustee, pay to it, for the benefit of the Holders of such Securities, subject to Articles Twelve and Fourteen, the whole amount then due and payable on such
Securities for principal and premium, if any, and interest, with interest upon the overdue principal and premium, if any, and, to the extent that payment of such interest shall be legally enforceable, upon overdue installments of interest, at the rate borne by the Securities; and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

         If the Company or any Guarantor, as the case may be, fails to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, may institute a judicial proceeding for the collection of the sums so due and unpaid and may prosecute such proceeding to judgment or final decree, and may enforce the same against the Company or any Guarantor or any other obligor upon the Securities and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Company or any Guarantor or any other obligor upon the Securities, wherever situated.

         If an Event of Default occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders under this Indenture or the Guarantees by such appropriate private or judicial proceedings as the Trustee shall deem most effectual to protect and enforce such rights, including, seeking recourse against any Guarantor pursuant to the terms of any Guarantee, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein or therein, or to enforce any other proper remedy, including, without limitation, seeking recourse against any Guarantor pursuant to the terms of a Guarantee, or to enforce any other proper remedy, subject however to Section 5.12.

Section 5.04______Trustee May File Proofs of Claim.

         In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor, including each Guarantor, upon the Securities or the property of the Company or of such other obligor or their creditors, the Trustee (irrespective of whether the principal of the Securities shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment of overdue principal or interest) shall be entitled and empowered, by intervention in such proceeding or otherwise,

(a)      to file and prove a claim for the whole amount of principal, and premium, if any, and interest owing and unpaid in respect of the Securities and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel) and of the Holders allowed in such judicial proceeding, and

(b)      subject to Articles Twelve and Fourteen, to collect and receive any moneys, securities or other property payable or deliverable upon any conversion or exchange of Securities or upon any such claims and to distribute the same; and any custodian, in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 6.06.

         Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the
Securities or the rights of any Holder thereof, or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

Section 5.05______Trustee May Enforce Claims without Possession of Securities.

         All rights of action and claims under this Indenture or the Securities may be prosecuted and enforced by the Trustee without the possession of any of the Securities or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name and as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Securities in respect of which such judgment has been recovered.

Section 5.06______Application of Money Collected.

         Any money collected by the Trustee pursuant to this Article or otherwise on behalf of the Holders or the
Trustee pursuant to this Article or through any proceeding or any arrangement or restructuring in anticipation or in lieu of any proceeding contemplated by this Article shall be applied, subject to applicable law, in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal, premium, if any, or interest, upon presentation of the Securities and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

         FIRST:  To the payment of all amounts due the Trustee under Section 6.06;

         SECOND:  Subject to Articles Twelve and Fourteen, to the payment of the amounts then due and unpaid upon the Securities for principal, premium, if any, and interest, and of all other Indenture Obligations in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such Securities for principal, premium, if any, and interest and all other Indenture Obligations; and

         THIRD:  Subject to Articles Twelve and Fourteen, the balance, if any, to the Company, provided that all sums due and owing to the Holders and the Trustee have been paid in full as required by this Indenture.

Section 5.07______Limitation on Suits.

         No Holder of any Securities shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless

(a)      such Holder has previously given written notice to the Trustee of a continuing Event of Default;

(b)      the Holders of not less than 25% in principal amount of the Outstanding Securities shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as trustee hereunder;

(c)      such Holder or Holders have offered to the Trustee an indemnity satisfactory to the Trustee against the costs, expenses and liabilities to be incurred in compliance with such request;

(d)      the Trustee for 60 days after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding; and

(e)      no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of the Outstanding Securities;

it being understood and intended that no one or more Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture or any Guarantee to affect, disturb or prejudice the rights of any other Holders, or to obtain or to seek to obtain priority or preference over any other Holders or to enforce any right under this Indenture, except in the manner provided in this Indenture or any Guarantee and for the equal and ratable benefit of all the Holders.

Section 5.08______Unconditional Right of Holders to Receive Principal, Premium and Interest.

         Notwithstanding any other provision in this Indenture, but subject to Articles Twelve and Fourteen, the
Holder of any Security shall have the right on the terms stated herein, which is absolute and unconditional, to receive payment of the principal of, premium, if any, and (subject to Section 3.09) interest on such Security on the respective Stated Maturities expressed in such Security (or, in the case of redemption or repurchase, on the
Redemption Date or repurchase date) and to institute suit for the enforcement of any such payment, and such rights shall not be impaired without the consent of such Holder, subject to Articles Twelve and Fourteen.

Section 5.09______Restoration of Rights and Remedies.

         If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this
Indenture or the Guarantees and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case the Company, each of the
Guarantors, the Trustee and the Holders shall, subject to any determination in such proceeding, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the
Trustee and the Holders shall continue as though no such proceeding had been instituted.

Section 5.10______Rights and Remedies Cumulative.

          No right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise.  The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

Section 5.11______Delay or Omission Not Waiver.

         No delay or omission of the Trustee or of any Holder of any Security to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein.  Every right and remedy given by this Article or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

Section 5.12______Control by Holders.

         The Holders of not less than a majority in aggregate principal amount of the Outstanding Securities shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee; provided that:

(a)      such direction shall not be in conflict with any rule of law or with this Indenture or any Guarantee or expose the Trustee to personal liability; and

(b)      the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction.

Section 5.13______Waiver of Past Defaults.

         The Holders of not less than a majority in aggregate principal amount of the Outstanding Securities may on behalf of the Holders of all the Securities waive any past Default hereunder and its consequences, except a
Default:

(a)      in the payment of the principal of, premium, if any, or interest (including Additional Interest) on any
Security (unless such Default has been cured and a sum sufficient to pay all matured installments of interest and principal due otherwise than by acceleration and any Additional Interest has been deposited with the Trustee); or

(b)      in respect of a covenant or a provision hereof which under Article Nine cannot be modified or amended without the consent of Holders of each Outstanding Security.

         Upon any such waiver, such Default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other Default or impair any right consequent thereon.

Section 5.14______Undertaking for Costs.

         All parties to this Indenture agree, and each Holder of any Security by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees and expenses, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section shall not apply to any suit instituted by the
Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than 10% in principal amount of the Outstanding Securities, or to any suit instituted by any Holder for the enforcement of the payment of the principal of, premium, if any, or interest on any Security on or after the respective Stated
Maturities expressed in such Security (or, in the case of redemption, on or after the Redemption Date).

Section 5.15______Waiver of Stay, Extension or Usury Laws.

         Each of the Company and any Guarantor covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law or any usury or other law wherever enacted, now or at any time hereafter in force, which would prohibit or forgive the Company or any Guarantor from paying all or any portion of the principal of, premium, if any, or interest on the Securities contemplated herein or in the Securities or any other Indenture
Obligations or which may affect the covenants or the performance of this Indenture; and each of the Company and any Guarantor (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the
Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

ARTICLE VI________

                                                    THE TRUSTEE

Section 6.01______Notice of Defaults.

         Within 30 days after the occurrence of any Default, the Trustee shall transmit by mail to all Holders, as their names and addresses appear in the Security Register, notice of such Default hereunder actually known to a Responsible Officer of the Trustee, unless such Default shall have been cured or waived; provided, however, that, except in the case of a Default in the payment of the principal of, premium, if any, or interest on any
Security, the Trustee shall be protected in withholding such notice if and so long as a trust committee of
Responsible Officers of the Trustee in good faith determines that the withholding of such notice is in the interest of the Holders.

Section 6.02______Certain Rights and Duties of Trustee.

         Subject to the provisions of Trust Indenture Act Sections 3.15(a) through 3.15(d):

(a)      the Trustee may conclusively rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of Indebtedness or other paper or document (whether in its original or facsimile form) believed by it to be genuine and to have been signed or presented by the proper party or parties;

(b)      any request or direction of the Company mentioned herein shall be sufficiently evidenced by a Company
Request or Company Order and any resolution of the Board of Directors may be sufficiently evidenced by a Board
Resolution;

(c)      the Trustee may consult with counsel of its choice and any written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon in accordance with such advice or Opinion of
Counsel;

(d)      the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this
Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee security or indemnity satisfactory to the Trustee against the costs, expenses and liabilities which might be incurred therein or thereby in compliance with such request or direction;

(e)      the Trustee shall not be liable for any action taken or omitted by it in good faith and believed by it to be authorized or within the discretion, rights or powers conferred upon it by this Indenture other than any liabilities arising out of the negligence of the Trustee;

(f)      the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, approval, appraisal, bond, debenture, note, coupon, security or other paper or document; provided, that the
Trustee in its discretion may make such further inquiry or investigation into such facts or matters as it may deem fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company, personally or by agent or attorney at the expense of the Company and shall incur no liability or additional liability of any kind by reason of such inquiry or investigation.

(g)      the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys and the Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder;

(h)      no provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers;

(i)      the Trustee shall not be liable for interest on any money received by it except as the Trustee may agree in writing with the Company, except as otherwise provided herein;

(j)      money held in trust by the Trustee need not be segregated from other funds except to the extent required by law, except as otherwise provided herein;

(k)      if an Event of Default has occurred and is continuing, in accordance with Trust Indenture Act Section
3.15(c), the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs; and

(l)      in the event that the Trustee receives notice pursuant to Section 12.03(b)(2), the Trustee shall use commercially reasonable efforts to provide a copy of such notice to the Company promptly upon such receipt.

Section 6.03______Trustee Not Responsible for Recitals, Dispositions of Securities or Application of Proceeds
                           Thereof.

         The recitals contained herein and in the Securities, except the Trustee's certificates of authentication, shall be taken as the statements of the Company, and the Trustee assumes no responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Securities, except that the Trustee represents that it is duly authorized to execute and deliver this
Indenture, authenticate the Securities and perform its obligations hereunder and that the statements made by it in any Statement of Eligibility and Qualification on Form T-I supplied to the Company are true and accurate subject to the qualifications set forth therein. The Trustee shall not be accountable for the use or application by the Company of Securities or the proceeds thereof.

Section 6.04______Trustee and Agents May Hold Securities; Collections; etc.

         The Trustee (or any affiliate), any Paying Agent, Security Registrar or any agent of the Company, in its individual or any other capacity, may purchase or otherwise become the owner or pledgee of Securities, with the same rights it would have if it were not the Trustee, Paying Agent, Security Registrar or other agent and, subject to Trust Indenture Act Sections 3.10 and 3.11, may otherwise deal with the Company and receive, collect, hold and retain collections from the Company with the same rights it would have if it were not the Trustee,
Paying Agent, Security Registrar or such other agent.

Section 6.05______Money Held in Trust.

         All moneys received by the Trustee shall, until used or applied as herein provided, be held in trust for the purposes for which they were received, but need not be segregated from other funds except to the extent required by mandatory provisions of law.  Except for funds or securities deposited with the Trustee pursuant to
Article Four, the Trustee may invest all moneys received by the Trustee, until used or applied as herein provided, in Temporary Cash Investments in accordance with the written directions of the Company.  The Trustee shall not be liable for any losses incurred in connection with any investments made in accordance with this
Section 6.05, unless the Trustee acted with gross negligence or in bad faith.  With respect to any losses on investments made under this Section 6.05, the Company is liable for the full extent of any such loss.

Section 6.06______Compensation and Indemnification of Trustee and Its Prior Claim.

         The Company covenants and agrees to pay to the Trustee from time to time, and the Trustee shall be entitled to, such compensation for all services rendered by it hereunder (which shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust) set forth in writing, and the
Company covenants and agrees to pay or reimburse the Trustee and each predecessor Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by or on behalf of it in accordance with any of the provisions of this Indenture (including the reasonable compensation and the expenses and disbursements of its counsel and of all agents and other persons not regularly in its employ) except any such expense, disbursement or advance shall be determined to have been caused by its own negligence or misconduct. The Company also covenants to indemnify the Trustee and each predecessor Trustee for, and to hold it harmless against, any loss, liability, tax, assessment or other governmental charge (other than taxes applicable to the Trustee's compensation hereunder) or expense incurred without negligence or bad faith on such Trustee's part, arising out of or in connection with the acceptance or administration of this Indenture or the trusts hereunder and such
Trustee's duties hereunder, including enforcement of this Indenture and also including any liability which the
Trustee may incur as a result of failure to withhold, pay or report any tax, assessment or other governmental charge, and the costs and expenses of defending itself against or investigating any claim of liability (whether asserted by any Holder, the Company or any other Person) in connection with the exercise or performance of any of its powers or duties under this Indenture.  The obligations of the Company under this Section to compensate and indemnify the Trustee and each predecessor Trustee and to pay or reimburse the Trustee and each predecessor
Trustee for expenses, disbursements and advances shall constitute an additional obligation hereunder and shall survive the satisfaction and discharge of this Indenture.

         All payments and reimbursements pursuant to this Section 6.06 shall be made with interest at the rate borne by the Securities.

         As security for the performance of the obligations of the Company under this Section 6.06, the Trustee shall have a Lien prior to the Securities upon all property and funds held or collected by the Trustee, except funds held in trust for the payment of principal of (and premium, if any) or interest on particular Securities.
The Trustee's right to receive payment of any amounts due under this Section 6.06 shall not be subordinate to any other liability or indebtedness of the Company (even though the Securities may be so subordinate), and the
Securities shall be subordinate to the Trustee's right to receive such payment.

Section 6.07______Conflicting Interests.

         The Trustee shall comply with the provisions of Section 3.10(b) of the Trust Indenture Act.

Section 6.08______Corporate Trustee Required, Eligibility.

         There shall at all times be a Trustee hereunder which shall be eligible to act as trustee under Trust
Indenture Act Section 3.10(a)(1) and which shall have a combined capital and surplus of at least $50,000,000, to the extent there is an institution eligible and willing to serve.  The Trustee shall be a participant in the
Depository Trust Company and FAST distribution systems. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of federal, state, territorial or District of Columbia supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.  If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section, the Trustee shall resign immediately in the manner and with the effect hereinafter specified in this Article.  The Corporate Trust Office shall initially be located at The Bank of New York, 101 Barclay Street,
21 W, New York, New York 10286.

Section 6.09______Resignation and Removal: Appointment of Successor Trustee.

(a)      No resignation or removal of the Trustee and no appointment of a successor trustee pursuant to this
Article shall become effective until the acceptance of appointment by the successor trustee under Section 6.10.

(b)      The Trustee, or any trustee or trustees hereafter appointed, may at any time resign by giving written notice thereof to the Company.  Upon receiving such notice of resignation, the Company shall promptly appoint a successor trustee by written instrument executed by authority of the Board of Directors of the Company, a copy of which shall be delivered to the resigning Trustee and a copy to the successor trustee.  If an instrument of acceptance by a successor trustee shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may, or any Holder who has been a bona fide Holder of a
Security for at least six months may, on behalf of himself and all others similarly situated, petition at the expense of the Company any court of competent jurisdiction for the appointment of a successor trustee.  Such court may thereupon, after such notice, if any, as it may deem proper, appoint a successor trustee.

(c)      The Trustee may be removed at any time by an Act of the Holders of not less than a majority in aggregate principal amount of the Outstanding Securities, delivered to the Trustee and to the Company. If the Trustee is so
removed by an Act of Holders, then any Holder of a Security who has been a bona fide Holder of a Security for at least six months, on behalf of such Holder and all others similarly situated, or the removed Trustee may petition at the expense of the Company a court of competent jurisdiction for appointment of a successor Trustee.

(d)      If at any time:

                  (1)  the Trustee shall fail to comply with the provisions of Trust Indenture Act Section
         3.10(b) after written request therefor by the Company or by any Holder who has been a bona fide Holder of a Security for at least six months, or

                  (2)  the Trustee shall cease to be eligible under Section 6.08 and shall fail to resign after written request therefor by the Company or by any Holder who has been a bona fide Holder of a Security for at least six months, or

                  (3)  the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent, or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation,

then, in any case, (i)the Company by a Board Resolution may remove the Trustee, or (ii)subject to Section 5.14, the Holder of any Security who has been a bona fide Holder of a Security for at least six months may, on behalf of such Holder and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor trustee.  Such court may thereupon, after such notice, if any, as it may deem proper and prescribe, remove the Trustee and appoint a successor trustee.

(e)      If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause, the Company, by a Board Resolution, shall promptly appoint a successor trustee.  If, within one year after such resignation, removal or incapability, or the occurrence of such vacancy, a successor trustee shall be appointed by Act of the Holders of a majority in principal amount of the Outstanding
Securities delivered to the Company and the retiring Trustee, the successor trustee so appointed shall, forthwith upon its acceptance of such appointment, become the successor trustee and supersede the successor trustee appointed by the Company. If no successor trustee shall have been so appointed by the Company or the Holders of the Securities and accepted appointment in the manner hereinafter provided, the Holder of any Security who has been a bona fide Holder for at least six months may, subject to Section 5.14, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the appointment of a successor trustee.

(f)      The Company shall give notice of each resignation and each removal of the Trustee and each appointment of a successor trustee by mailing written notice of such event by first-class mail, postage prepaid, to the
Holders of Securities as their names and addresses appear in the Security Register.  Each notice shall include the name of the successor trustee and the address of its Corporate Trust Office or agent hereunder.

Section 6.10______Acceptance of Appointment by Successor.

         Every successor trustee appointed hereunder shall execute, acknowledge and deliver to the Company and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee as if originally named as Trustee hereunder; but, nevertheless, on the written request of the Company or the successor trustee, upon payment of its charges then unpaid, such retiring Trustee shall, pay over to the successor trustee all moneys at the time held by it hereunder and shall execute and deliver an instrument transferring to such successor trustee all such rights, powers, duties and obligations.  Upon request of any such successor trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor trustee all such rights and powers.  Any Trustee ceasing to act shall, nevertheless, retain a prior claim upon all property or funds held or collected by such Trustee or such successor trustee to secure any amounts then due such
Trustee pursuant to the provisions of Section 6.06.

         No successor trustee with respect to the Securities shall accept appointment as provided in this Section
6.10 unless at the time of such acceptance such successor trustee shall be eligible to act as trustee under the provisions of Trust Indenture Act Section 3.10(a) and this Article Sixth and shall have a combined capital and surplus of at least $50,000,000 and have a Corporate Trust Office or an agent selected in accordance with Section
6.08.

         Upon acceptance of appointment by any successor trustee as provided in this Section 6.10, the Company shall give notice thereof to the Holders of the Securities, by mailing such notice to such Holders at their addresses as they shall appear on the Security Register.  If the acceptance of appointment is substantially contemporaneous with the resignation, then the notice called for by the preceding sentence may be combined with the notice called for by Section 6.09.  If the Company fails to give such notice within 10 days after acceptance of appointment by the successor trustee, the successor trustee shall cause such notice to be given at the expense of the Company.

Section 6.11______Merger, Conversion, Consolidation or Succession to Business.

         Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such corporation shall be eligible under Trust Indenture Act
Section 3.10(a) and this Article Sixth and shall have a combined capital and surplus of at least $50,000,000 and have a Corporate Trust Office or an agent selected in accordance with Section 6.08 without the execution or filing of any paper or any further act on the part of any of the parties hereto.

         In case at the time such successor to the Trustee shall succeed to the trusts created by this Indenture any of the Securities shall have been authenticated but not delivered, any such successor to the Trustee may adopt the certificate of authentication of any predecessor Trustee and deliver such Securities so authenticated;
and, in case at that time any of the Securities shall not have been authenticated, any successor to the Trustee may authenticate such Securities either in the name of any predecessor hereunder or in the name of the successor trustee; and in all such cases such certificate shall have the full force which it is anywhere in the Securities or in this Indenture provided that the certificate of the Trustee shall have; provided that the right to adopt the certificate of authentication of any predecessor Trustee or to authenticate Securities in the name of any predecessor Trustee shall apply only to its successor or successors by merger, conversion or consolidation.

Section 6.12______Preferential Collection of Claims Against Company.

         If and when the Trustee shall be or become a creditor of the Company (or other obligor under the
Securities), the Trustee shall be subject to the provisions of the Trust Indenture Act regarding the collection of claims against the Company (or any such other obligor).  A Trustee who has resigned or been removed shall be subject to the Trust Indenture Act Section 3.11(a) to the extent indicated therein.

ARTICLE VII_______

                                       HOLDERS' LISTS AND REPORTS BY TRUSTEE

Section 7.01______Company to Furnish Trustee with Names and Addresses of Holders.

         The Company will furnish or cause to be furnished to the Trustee

(a)      semiannually, not more than 15 days after each Regular Record Date, a list, in such form as the Trustee may reasonably require, of the names and addresses of the Holders as of such Regular Record Date; and

(b)      at such other times as the Trustee may request in writing, within 30 days after receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished;

provided, however, that if and so long as the Trustee shall be the Security Registrar, no such list need be furnished.

Section 7.02______Disclosure of Names and Addresses of Holders.

         Every Holder of Securities, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the Trustee nor any agent of either of them shall be held accountable by reason of the disclosure of any information as to the names and addresses of the Holders in accordance with Trust Indenture
Act Section 3.12, regardless of the source from which such information was derived, and that the Trustee shall not be held accountable by reason of mailing any material pursuant to a request made under Trust Indenture Act
Section 3.12.

Section 7.03______Reports by Trustee.

         Within 60 days after May 15 of each year commencing with the first May 15 after the first issuance of
Securities, the Trustee shall transmit by mail to all Holders, as their names and addresses appear in the
Security Register, as provided in Trust Indenture Act Section 3.13(c), a brief report dated as of such May 15 in accordance with and to the extent required by Trust Indenture Act Section 3.13(a).  The Trustee shall also comply with Trust Indenture Act Section 3.13(b).

         Commencing at the time this Indenture is qualified under the Trustee Indenture Act, a copy of each report at the time of its mailing to Holders, shall be filed with the Commission and each stock exchange on which the Securities are listed.

Section 7.04______Reports by Company and Guarantors.

         The Company and any Guarantor shall:

(a)      file with the Trustee, within 15 days after the Company or any Guarantor, as the case may be, is required to file the same with the Commission, copies of the annual reports and of the information, documents and other reports (or copies of such portions of any of the foregoing as the Commission may from time to time by rules and regulations prescribe) which the Company or any Guarantor may be required to file with the Commission pursuant to Section 13 or Section 15(d) of the Exchange Act; or, if the Company or any Guarantor, as the case may be, is not required to file information, documents or reports pursuant to either of said Sections, then it shall file with the Trustee and the Commission, in accordance with rules and regulations prescribed from time to time by the Commission, such of the supplementary and periodic information, documents and reports which may be required pursuant to Section 13 of the Exchange Act in respect of a security listed and registered on a national securities exchange as may be prescribed from time to time in such rules and regulations;

(b)      file with the Trustee and the Commission, in accordance with the rules and regulations prescribed from time to time by the Commission, such additional information, documents and reports with respect to compliance by the Company or any Guarantor, as the case may be, with the conditions and covenants of this Indenture as may be required from time to time by such rules and regulations; and

(c)      transmit or cause to be transmitted by mail to all Holders, as their names and addresses appear in the
Security Register, within 30 days after the filing thereof with the Trustee, in the manner and to the extent provided in Trust Indenture Act Section 3.13(c), such summaries of any information, documents and reports required to by filed by the Company or any Guarantor, as the case may be, pursuant to Subsections (a)and (b)of this Section as may be required by rules and regulations prescribed from time to time by the Commission.

         Delivery of such reports, information and documents to the Trustee is for informational purposes only and the Trustee's receipt of such shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Company's compliance with any of its covenants hereunder (as to which the Trustee is entitled to rely exclusively on Officer's Certificates).

ARTICLE VIII______

                                              CONSOLIDATION, MERGER,
                                           CONVEYANCE, TRANSFER OR LEASE

Section 8.01______Company or Any Guarantor May Consolidate, etc., Only on Certain Terms.

(a)      The Company shall not, in a single transaction or through a series of related transactions, consolidate with or merge with or into any other Person or sell, assign, convey, transfer or lease or otherwise dispose of all or substantially all of its properties and assets to any Person or group of affiliated Persons, or permit any of its Subsidiaries to enter into any such transaction or transactions if such transaction or transactions, in the aggregate, would result in a sale, assignment, conveyance, transfer, lease or disposition of all or substantially all of the properties and assets of the Company and its Subsidiaries on a Consolidated basis to any other Person or group of affiliated Persons, unless at the time and after giving effect thereto:

(i)      either (1)the Company shall be the continuing corporation, or (2)the Person (if other than the
         Company) formed by such consolidation or into which the Company is merged or the Person which acquires by sale, assignment, conveyance, transfer, lease or disposition of all or substantially all of the properties and assets of the Company and its Subsidiaries on a Consolidated basis (the "Surviving
         Entity") shall be a corporation duly organized and validly existing under the laws of the United States of America, any state thereof or the District of Columbia and such Person assumes, by a supplemental indenture in a form reasonably satisfactory to the Trustee, all the obligations of the Company under the
         Securities and this Indenture, and this Indenture shall remain in full force and effect;

(ii)     immediately before and immediately after giving effect to such transaction, no Default or Event of
         Default shall have occurred and be continuing;

(iii)    immediately after giving effect to such transaction on a pro forma basis, the Consolidated Net Worth of the Company (or the Surviving Entity if the Company is not the continuing obligor under this Indenture)
         is equal to or greater than the Consolidated Net Worth of the Company immediately prior to such transaction;

(iv)     immediately before and immediately after giving effect to such transaction on a pro forma basis (on the assumption that the transaction occurred on the first day of the four-quarter period immediately prior to the consummation of such transaction with the appropriate adjustments with respect to the transaction being included in such pro forma calculation), the Company (or the Surviving Entity if the Company is
         not the continuing obligor under this Indenture) could incur $1.00 of additional Indebtedness under
         Section 10.08 (other than Permitted Indebtedness);

(v)      each Guarantor, if any, unless it is the other party to the transactions described above, shall have by supplemental indenture confirmed that its Guarantee shall apply to such Person's obligations under this
         Indenture and the Securities;

(vi)     if any of the property or assets of the Company or any of its Subsidiaries would thereupon become subject to any Lien, the provisions of Section 10.12 are complied with; and

(vii)    the Company or the Surviving Entity shall have delivered, or caused to be delivered, to the Trustee, in form and substance reasonably satisfactory to the Trustee, an Officers' Certificate and an Opinion of
         Counsel, each to the effect that such consolidation, merger, transfer, sale, assignment, conveyance, lease or other transaction and the supplemental indenture in respect thereto comply with the provisions of this Indenture and that all conditions precedent herein provided for relating to such transaction have been complied with.

(b)      Each Guarantor (including Parent) shall not, and the Company and Parent shall not permit a Restricted
Subsidiary Guarantor or a Parent Subsidiary Guarantor, as the case may be, to, in a single transaction or through a series of related transactions merge or consolidate with or into any other corporation (other than the Company or any other Guarantor) or other entity, or sell, assign, convey, transfer, lease or otherwise dispose of all or substantially all of its properties and assets on a Consolidated basis to any entity (other than the Company or any other Guarantor) unless at the time and after giving effect thereto:

(i)      either (1)such Guarantor shall be the continuing corporation or (2)the entity (if other than such
         Guarantor) formed by such consolidation or into which such Guarantor is merged or the entity which acquires by sale, assignment, conveyance, transfer, lease or disposition the properties and assets of such Guarantor shall be a corporation duly organized and validly existing under the laws of the United
         States, any state thereof or the District of Columbia and shall expressly assume by a supplemental indenture, executed and delivered to the Trustee, in a form reasonably satisfactory to the Trustee, all the obligations of such Guarantor under its Guarantee and this Indenture;

(ii)     immediately before and immediately after giving effect to such transaction, no Default or Event of
         Default shall have occurred and be continuing; and

(iii)    such Guarantor shall have delivered to the Trustee, in form and substance reasonably satisfactory to the
         Trustee, an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger, sale, assignment, conveyance, transfer, lease or disposition and such supplemental indenture comply with this Indenture, and thereafter all obligations of the predecessor shall terminate.

The provisions of this Section 8.01(b) shall not apply to any transaction (including any Asset Sale made in accordance with Section 10.13) with respect to any Guarantor if the Guarantee of such Guarantor is released in connection with such transaction in accordance with Section 10.14(d).

Section 8.02______Successor Substituted.

         Upon any consolidation or merger, or any sale, assignment, conveyance, transfer, lease or disposition of all or substantially all of the properties and assets of the Company or any Guarantor in accordance with Section
8.01, the successor Person formed by such consolidation or into which the Company or such Guarantor, as the case may be, is merged or the successor Person to which such sale, assignment, conveyance, transfer, lease or disposition is made shall succeed to, and be substituted for, and may exercise every right and power of, the
Company or such Guarantor, as the case may be, under this Indenture, the Securities and/or such Guarantee, as the case may be, with the same effect as if such successor had been named as the Company or such Guarantor, as the case may be, herein, in the Securities and/or in such Guarantee, as the case may be. When a successor assumes all the obligations of its predecessor under this Indenture, the Securities or a Guarantee, as the case may be, the predecessor shall be released from those obligations; provided that in the case of a transfer by lease, the predecessor shall not be released from the payment of principal and interest on the Securities or a Guarantee, as the case may be.

ARTICLE IX________

                                              SUPPLEMENTAL INDENTURES

Section 9.01______Supplemental Indentures and Agreements without Consent of Holders.

         Without the consent of any Holders, the Company and the Guarantors, when authorized by a Board
Resolution, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental hereto or agreements or other instruments with respect to any Guarantee, in form and substance satisfactory to the Trustee, for any of the following purposes:

(a)      to evidence the succession of another Person to the Company, any Guarantor or any other obligor upon the
Securities, and the assumption by any such successor of the covenants of the Company or such Guarantor or obligor herein and in the Securities and in any Guarantee, in each case in compliance with the provisions of this
Indenture;

(b)      to add to the covenants of the Company, any Guarantor or any other obligor upon the Securities for the benefit of the Holders, or to surrender any right or power herein conferred upon the Company, any Guarantor or any other obligor upon the Securities, as applicable, herein, in the Securities or in any Guarantee;

(c)      to cure any ambiguity, to correct or supplement any provision herein which may be defective or inconsistent with any other provision herein or in any Guarantee, or to make any other provisions with respect to matters or questions arising under this Indenture, the Securities or any Guarantee; provided that, in each case, such provisions shall not adversely affect the interests of the Holders;

(d)      to comply with the requirements of the Commission in order to effect or maintain the qualification of this Indenture under the Trust Indenture Act, as contemplated by Section 9.05 or otherwise;

(e)      to add a Guarantor pursuant to the requirements of Section 10.14;

(f)      to evidence and provide the acceptance of the appointment of a successor trustee hereunder;

(g)      to mortgage, pledge, hypothecate or grant a security interest in favor of the Trustee for the benefit of the Holders as additional security for the payment and performance of the Indenture Obligations, in any property or assets, including any which are required to be mortgaged, pledged or hypothecated, or in which a security interest is required to be granted to the Trustee pursuant to this Indenture or otherwise; or

(h)      to provide for uncertificated Securities in place of or in addition to certificated Securities; or

(i)      to provide for or confirm the issuance of Additional Securities.

Section 9.02______Supplemental Indentures and Agreements with Consent of Holders.

         With the consent of the Holders of not less than a majority in aggregate principal amount of the
Outstanding Securities, by Act of said Holders delivered to the Company, each Guarantor, and the Trustee, the
Company and the Guarantors, when authorized by a Board Resolution, and the Trustee may enter into an indenture or indentures supplemental hereto or agreements or other instruments with respect to any Guarantee, in form and substance satisfactory to the Trustee, for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of modifying in any manner the rights of the Holders under this Indenture, the Securities or any Guarantee; provided, however, that no such supplemental indenture, agreement or instrument shall, without the consent of the Holder of each Outstanding Security affected thereby:

(a)      change the Stated Maturity of the principal of, or any installment of interest on, any Security, or reduce the principal amount thereof or the rate of interest thereon or any premium payable upon the redemption thereof, or change the coin or currency in which the principal of any Security or any premium or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment after the
Stated Maturity thereof (or, in the case of redemption, on or after the Redemption Date);

(b)      amend, change or modify the obligation of the Company to make and consummate an Offer with respect to any Asset Sale or Asset Sales in accordance with Section 10.13 or the obligation of the Company to make and consummate a Change of Control Offer in the event of a Change of Control in accordance with Section 10.16, including amending, changing or modifying any definitions with respect thereto;

(c)      reduce the percentage in principal amount of the Outstanding Securities, the consent of whose Holders is required for any such supplemental indenture, or the consent of whose Holders is required for any waiver of compliance with provisions of this Indenture or defaults hereunder and their consequences provided for in this
Indenture or with respect to any Guarantee;

(d)      modify any of the provisions of this Section or Sections 5.13 or 10.22, except to increase the percentage in principal amount of the Outstanding Securities the consent of whose Holders is required for any such actions or to provide that other provisions of this Indenture cannot be modified or waived without the consent of the Holder of each Security affected thereby;

(e)      except as otherwise permitted under Article Eight, consent to the assignment or transfer by the Company or any Guarantor of any of its rights and obligations under this Indenture; or

(f)      amend or modify any of the provisions of this Indenture relating to the subordination of the Securities or any Guarantee in any manner adverse to the Holders of the Securities or any Guarantee.

         Upon the written request of the Company and each Guarantor, accompanied by a copy of a Board Resolution authorizing the execution of any such supplemental indenture or Guarantee, and upon the filing with the Trustee of evidence of the consent of Holders as aforesaid, the Trustee shall, subject to Section 9.03, join with the
Company and each Guarantor in the execution of such supplemental indenture or Guarantee.

         It shall not be necessary for any Act of Holders under this Section to approve the particular form of any proposed supplemental indenture or Guarantee or agreement or instrument relating to any Guarantee, but it shall be sufficient if such Act shall approve the substance thereof.

Section 9.03______Execution of Supplemental Indentures and Agreements.

         In executing, or accepting the additional trusts created by, any supplemental indenture, agreement or instrument permitted by this Article or the modifications thereby of the trusts created by this Indenture, the
Trustee shall be entitled to receive, and (subject to Trust Indenture Act Section 3.15(a) through 315(d) and
Section 6.02 hereof) shall be fully protected in relying upon, an Opinion of Counsel and an Officers' Certificate stating that the execution of such supplemental indenture, agreement or instrument is authorized or permitted by this Indenture.  The Trustee may, but shall not be obligated to, enter into any such supplemental indenture, agreement or instrument which affects the Trustee's own rights, duties or immunities under this Indenture, any
Guarantee or otherwise.

Section 9.04______Effect of Supplemental Indentures.

         Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and
every Holder of Securities theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.

Section 9.05______Conformity with Trust Indenture Act.

         Every supplemental indenture executed pursuant to this Article shall conform to the requirements of the
Trust Indenture Act as then in effect.

Section 9.06______Reference in Securities to Supplemental Indentures.

         Securities authenticated and delivered after the execution of any supplemental indenture pursuant to this Article may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture.  If the Company shall so determine, new Securities so modified as to conform, in the opinion of the Trustee and the Board of Directors, to any such supplemental indenture may be prepared and executed by the Company and each Guarantor and authenticated and delivered by the
Trustee in exchange for Outstanding Securities.

Section 9.07______Effect on Senior Indebtedness.

         No supplemental indenture shall adversely affect the rights under Articles Twelve and Fourteen, or any definitions or provisions related thereto, or the Guarantees of any holder of Senior Indebtedness or Guarantor
Senior Indebtedness unless the requisite holders of each issue of Senior Indebtedness or Guarantor Senior
Indebtedness affected thereby shall have consented to such supplemental indenture.

ARTICLE X_________

                                                     COVENANTS

Section 10.01_____Payment of Principal, Premium and Interest.

         Subject to the provisions of Articles Twelve and Fourteen, the Company will duly and punctually pay the principal of, premium, if any, and interest on the Securities in accordance with the terms of the Securities and this Indenture.

Section 10.02_____Maintenance of Office or Agency.

         The Company will maintain an office or agency where Securities may be presented or surrendered for payment.  The Company also will maintain an office or agency where Securities may be surrendered for registration of transfer, redemption or exchange and where notices and demands to or upon the Company in respect of the
Securities and this Indenture may be served.  The Company will give prompt written notice to the Trustee of the location and any change in the location of any such offices or agencies.  If at any time the Company shall fail to maintain any such required offices or agencies or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the office of the agent of the
Trustee described above and the Company hereby appoints such agent as its agent to receive all such presentations, surrenders, notices and demands.

         The Company may from time to time designate one or more other offices or agencies where the Securities may be presented or surrendered for any or all such purposes, and may from time to time rescind such designation.  The Company will give prompt written notice to the Trustee of any such designation or rescission and any change in the location of any such office or agency.

Section 10.03_____Money for Security Payments to Be Held in Trust.

         If the Company shall at any time act as its own Paying Agent, it will, on or before 10:00 a.m. each due date of the principal of, premium, if any, or interest on any of the Securities, segregate and hold in trust for the benefit of the Holders entitled thereto a sum sufficient to pay the principal, premium, if any, or interest so becoming due until such sums shall be paid to such Persons or otherwise disposed of as herein provided, and will promptly notify the Trustee of its action or failure so to act.

         If the Company is not acting as Paying Agent, the Company will, before each due date of the principal of, premium, if any, or interest on any Securities, deposit with a Paying Agent a sum in same day funds sufficient to pay the principal, premium, if any, or interest so becoming due, such sum to be held in trust for the benefit of the Persons entitled to such principal, premium or interest, and (unless such Paying Agent is the
Trustee) the Company will promptly notify the Trustee of such action or any failure so to act.
         If the Company is not acting as Paying Agent, the Company will cause each Paying Agent other than the
Trustee to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the
Trustee, subject to the provisions of this Section, that such Paying Agent will:

(a)      hold all sums held by it for the payment of the principal of, premium, if any, or interest on Securities in trust for the benefit of the Persons entitled thereto until such sums shall be paid to such Persons or otherwise disposed of as herein provided;

(b)      give the Trustee notice of any Default by the Company or any Guarantor (or any other obligor upon the
Securities) in the making of any payment of principal, premium, if any, or interest;

(c)      at any time during the continuance of any such Default, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such Paying Agent; and

(d)      acknowledge, accept and agree to comply in all aspects with the provisions of this Indenture relating to the duties, rights and disabilities of such Paying Agent.

         The Company may at any time, for the purpose of obtaining the satisfaction and discharge of this
Indenture or for any other purpose, pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Company or such Paying Agent; and, upon such payment by any Paying
Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such money.

         In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor, including each Guarantor, upon the Securities or the property of the Company or of such other obligor or their creditors, the Trustee shall serve as the Paying Agent.

         Any money deposited with the Trustee or any Paying Agent, or then held by the Company, in trust for the payment of the principal of, premium, if any, or interest on any Security and remaining unclaimed for two years after such principal and premium, if any, or interest has become due and payable shall promptly be paid to the
Company on Company Request, or (if then held by the Company) shall be discharged from such trust; and the Holder of such Security shall thereafter, as an unsecured general creditor, look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; provided, however, that the Trustee or such
Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in The New York Times and The Wall Street Journal (national edition), notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such notification or publication, any unclaimed balance of such money then remaining will promptly be repaid to the Company.

Section 10.04_____Corporate Existence.

         Subject to Article Eight, the Company will do or cause to be done all things necessary to preserve and keep in full force and effect, the corporate existence and related rights and franchises (charter and statutory)
of the Company and each Subsidiary of the Company; provided, however, that the Company shall not be required to preserve any such right or franchise or the corporate existence of any such Subsidiary if the Board of Directors of the Company shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Company and its Subsidiaries as a whole and that the loss thereof could not reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations hereunder;
and provided, further, however, that the foregoing shall not prohibit a sale, transfer or conveyance of a
Subsidiary of the Company or any of its assets in compliance with the terms of this Indenture.

Section 10.05_____Payment of Taxes and Other Claims.

         The Company will pay or discharge or cause to be paid or discharged, on or before the date the same shall become due and payable, (a)all taxes, assessments and governmental charges levied or imposed upon the
Company or any Subsidiary of the Company shown to be due on any return of the Company or any Subsidiary of the
Company or otherwise assessed or upon the income, profits or property of the Company or any Subsidiary of the
Company if failure to pay or discharge the same could reasonably be expected to have a material adverse effect on the ability of the Company or any Guarantor to perform its obligations hereunder and (b)all lawful claims for labor, materials and supplies, which, if unpaid, would by law become a Lien upon the property of the Company or any Subsidiary of the Company, except for any Lien permitted to be incurred under Section 10.12 if failure to pay or discharge the same could reasonably be expected to have a material adverse effect on the ability of the
Company or any Guarantor to perform its obligations hereunder; provided, however, that the Company shall not be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings properly instituted and diligently conducted and in respect of which appropriate reserves (in the good faith judgment of management of the Company) are being maintained in accordance with GAAP.

Section 10.06_____Maintenance of Properties.

         The Company will cause all material properties owned by the Company or any Subsidiary of the Company or used or held for use in the conduct of its business or the business of any Subsidiary to be maintained and kept in good condition, repair and working order (ordinary wear and tear excepted) and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of the Company may be consistent with sound business practice and necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times;
provided, however, that nothing in this Section shall prevent the Company from discontinuing the maintenance of any of such properties if such discontinuance is, in the judgment of the Company, desirable in the conduct of its business or the business of any Subsidiary of the Company and not reasonably expected to have a material adverse effect on the ability of the Company to perform its obligations hereunder.

Section 10.07_____Insurance.

         The Company will at all times keep all of its and its Subsidiaries' properties which are of an insurable nature insured with insurers, believed by the Company to be responsible, against loss or damage to the extent that property of similar character is usually so insured by corporations similarly situated and owning like properties.

Section 10.08_____Limitation on Indebtedness.

(a)      The Company shall not, and shall not permit any of its Restricted Subsidiaries to, create, incur, assume or directly or indirectly guarantee or in any other manner become directly or indirectly liable for ("incur") any
Indebtedness (including Acquired Indebtedness), except that the Company may incur Indebtedness and a Restricted
Subsidiary Guarantor may incur Permitted Subsidiary Indebtedness if, in each case, the Debt to Operating Cash
Flow Ratio of the Company and its Restricted Subsidiaries at the time of the incurrence of such Indebtedness, after giving pro forma effect thereto, is 7.0:1 or less.

(b)      The foregoing limitation will not apply to the incurrence of any of the following (collectively,
"Permitted Indebtedness"):

(i)      Indebtedness of the Company incurred pursuant to the Bank Credit Agreement in an aggregate principal amount which, when taken together with the amount of all Indebtedness incurred by the Company pursuant to this clause (i) and then outstanding, does not exceed $75,000,000;

(ii)     Indebtedness of the Company pursuant to the Securities (other than Additional Securities issued pursuant to this Indenture) and Indebtedness of any Restricted Subsidiary Guarantor pursuant to a Guarantee;

(iii)    Indebtedness of any Restricted Subsidiary Guarantor consisting of a guarantee of the Company's
         Indebtedness under the Bank Credit Agreement;

(iv)     Indebtedness of the Company or any of its Restricted Subsidiaries outstanding on the date of this
         Indenture and listed on Schedule I hereto;

(v)      Indebtedness of the Company owing to a Restricted Subsidiary of the Company; provided that any
         Indebtedness of the Company owing to a Restricted Subsidiary of the Company that is not a Guarantor is made pursuant to an intercompany note in the form attached to this Indenture as Exhibit C and is subordinated in right of payment from and after such time as the Securities shall become due and payable
         (whether at Stated Maturity, by acceleration or otherwise) to the payment and performance of the
         Company's obligations under the Securities; provided further that any disposition, pledge or transfer of any such Indebtedness to a Person (other than a disposition, pledge or transfer to a Wholly Owned
         Restricted Subsidiary of the Company or a pledge to or for the benefit of the lenders under the Bank
         Credit Agreement) shall be deemed to be an incurrence of such Indebtedness by the obligor not permitted by this clause (v);

(vi)     Indebtedness of a Wholly Owned Restricted Subsidiary of the Company owing to the Company or another
         Wholly Owned Restricted Subsidiary of the Company; provided that, with respect to Indebtedness owing to a Wholly Owned Restricted Subsidiary of the Company that is not a Guarantor, (x)any such Indebtedness is made pursuant to an intercompany note in the form attached to this Indenture as Exhibit C and (y) any such Indebtedness shall be subordinated in right of payment from and after such time as the obligations under the Guarantee, if any, by such Wholly Owned Restricted Subsidiary shall become due and payable to the payment and performance of such Wholly Owned Restricted Subsidiary's obligations under its
         Guarantee; provided further that (a) any disposition, pledge or transfer of any such Indebtedness to a
         Person (other than a disposition, pledge or transfer to the Company or a Wholly Owned Restricted
         Subsidiary of the Company or pledge to or for the benefit of the lenders under the Bank Credit
         Agreement) shall be deemed to be an incurrence of such Indebtedness by the obligor not permitted by this clause (vi) and (b) any transaction pursuant to which any Wholly Owned Restricted Subsidiary of the
         Company, which has Indebtedness owing to the Company or any other Wholly Owned Restricted Subsidiary of the Company, ceases to be a Wholly Owned Restricted Subsidiary of the Company shall be deemed to be the incurrence of Indebtedness by such Wholly Owned Restricted Subsidiary that is not permitted by this clause (vi);

(vii)    guarantees of any Restricted Subsidiary made in accordance with the provisions of Section 10.14;

(viii)   obligations of the Company entered into in the ordinary course of business pursuant to Interest Rate
         Agreements in respect of Indebtedness of the Company as long as such obligations at the time incurred do not exceed the aggregate principal amount of such Indebtedness then outstanding or in good faith anticipated to be outstanding within 90 days of such incurrence;

(ix)     any renewals, extensions, substitutions, refundings, refinancings or replacements (collectively, a
         "refinancing") of any Indebtedness described in clauses (ii), (iii), (iv)and (v) above, including any successive refinancings so long as the aggregate principal amount of Indebtedness represented thereby is not increased by such refinancing (except, in the case of Guarantees under clause (iii), which
         Guarantees do not exceed the aggregate principal amount of the Bank Credit Agreement) plus the lesser of
         (I)the stated amount of any premium or other payment required to be paid in connection with such a refinancing pursuant to the terms of the Indebtedness being refinanced or (II)the amount of premium or other payment actually paid at such time to refinance the Indebtedness, plus, in either case, the amount of expenses of the Company incurred in connection with such refinancing and, in the case of Pari Passu
         Indebtedness or Subordinated Indebtedness, such refinancing does not reduce the Average Life to Stated
         Maturity or the Stated Maturity of such Indebtedness;

(x)      the guarantee by the Company or any Restricted Subsidiary Guarantor of Indebtedness of the Company or a
         Restricted Subsidiary of the Company that was permitted to be incurred pursuant to another provision of this 10.08; and

(xi)     Indebtedness of the Company in addition to that described in clauses (i) through (x) above, and any renewals, extensions, substitutions, refinancings, or replacements of such Indebtedness, so long as the aggregate principal amount of all such Indebtedness shall not exceed $5,000,000.

         For purposes of determining compliance with this Section 10.08, in the event that an item of
Indebtedness meets the criteria of more than one of the categories of Permitted Indebtedness described in clauses
(i) through (xi) above or is entitled to be incurred pursuant to Section 10.08(a), the Company shall, in its sole discretion, classify (or later reclassify) such item of Indebtedness in any manner that complies with this
Section10.08.  Accrual of interest, accretion or amortization of original issue discount and the payment of interest in the form of additional Indebtedness will not be deemed to be an incurrence of Indebtedness for purposes of this Section 10.08.

Section 10.09_____Limitation on Restricted Payments.

(a)      The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly:

(i)      declare or pay any dividend on, or make any distribution to holders of, any of the Company's Equity
         Interests (other than dividends or distributions payable solely in its Qualified Equity Interests);

(ii)     purchase, redeem or otherwise acquire or retire for value, directly or indirectly, any Equity Interest of the Company or any Affiliate thereof (except Equity Interests held by the Company or any of its
         Wholly Owned Restricted Subsidiaries);

(iii)    make any principal payment on, or repurchase, redeem, defease, retire or otherwise acquire for value, prior to any scheduled principal payment, sinking fund or maturity, any Subordinated Indebtedness of the
         Company or such Restricted Subsidiary;

(iv)     declare or pay any dividend or distribution on any Equity Interests of any Subsidiary to any Person
         (other than the Company or any of its Wholly Owned Restricted Subsidiaries);

(v)      incur, create or assume any guarantee of Indebtedness of any Affiliate (other than a Wholly Owned
         Restricted Subsidiary of the Company); or

(vi)     make any Investment in any Person (other than any Permitted Investments);

(any of the foregoing payments described in clauses (i) through (vi), other than any such action that is a
Permitted Payment, collectively, "Restricted Payments") unless after giving effect to the proposed Restricted
Payment (the amount of any such Restricted Payment, if other than cash, as determined by the Board of Directors of the Company, whose determination shall be conclusive and evidenced by a Board Resolution): (1)no Default or
Event of Default shall have occurred and be continuing and such Restricted Payment shall not be an event which is, or after notice or lapse of time or both, would be, an "event of default" under the terms of any Indebtedness of the Company or its Restricted Subsidiaries; and (2)the aggregate amount of all such Restricted Payments declared or made (x) by Parent after the date of the Existing Indenture to but not including the Succession Date
(references to the "Company" in the foregoing clauses (i) through (vi) being deemed to refer to Parent for purposes of calculating the amount of such payments declared or made during such period by Parent) and (y) by the
Company from and including the Succession Date, does not exceed the sum of:

(A)      an amount equal to Cumulative Operating Cash Flow less 1.4 times Cumulative Consolidated Interest
                  Expense and

(B)      the aggregate amount of (x) Parent Equity Sale Proceeds plus (y) the aggregate amount of Net Cash
                  Proceeds received by the Company after the Succession Date from capital contributions (other than from a Subsidiary) or from the issuance or sale (other than to any of its Subsidiaries) of its Qualified Equity Interests (except, in each case, to the extent such proceeds are used to purchase, redeem or otherwise retire Equity Interests or Subordinated Indebtedness as set forth below).

(b)      Notwithstanding the foregoing, and in the case of clauses (ii) through (v) below, so long as there is no
Default or Event of Default continuing, the foregoing provisions shall not prohibit the following actions
(clauses (i) through (v)being referred to as "Permitted Payments"):

(i)      the payment of any dividend within 60 days after the date of declaration thereof, if at such date of declaration such payment would be permitted by the provisions of paragraph (a) of this Section and such payment shall be deemed to have been paid on such date of declaration for purposes of the calculation required by paragraph (a) of this Section;

(ii)     any transaction with an officer or director of the Company entered into in the ordinary course of business (including compensation or employee benefit arrangements with any officer or director of the
         Company);

(iii)    the repurchase, redemption, or other acquisition or retirement of any Equity Interests of the Company in exchange for (including any such exchange pursuant to the exercise of a conversion right or privilege pursuant to which cash is paid in lieu of the issuance of fractional shares or scrip), or out of the Net
         Cash Proceeds of, a substantially concurrent issuance and sale for cash (other than to a Subsidiary) of other Qualified Equity Interests of the Company; provided that the Net Cash Proceeds from the issuance of such Qualified Equity Interests are excluded from clause (2)(B) of paragraph (a) of this Section;

(iv)     any repurchase, redemption, defeasance, retirement, refinancing or acquisition for value or payment of principal of any Subordinated Indebtedness in exchange for, or out of the Net Cash Proceeds of, a substantially concurrent issuance and sale for cash (other than to any Subsidiary of the Company) of any
         Qualified Equity Interests of the Company, provided that the Net Cash Proceeds from the issuance of such shares of Qualified Equity Interests are excluded from clause (2)(B) of paragraph (a) of this Section;
         and

(v)      the repurchase, redemption, defeasance, retirement, refinancing or acquisition for value or payment of principal of any Subordinated Indebtedness (other than Disqualified Equity Interests) (a "refinancing")
         through the issuance of new Subordinated Indebtedness of the Company, as the case may be, provided that any such new Indebtedness (1)shall be in a principal amount that does not exceed the principal amount so refinanced or, if such Subordinated Indebtedness provides for an amount less than the principal amount thereof to be due and payable upon a declaration or acceleration thereof, then such lesser amount as of the date of determination), plus the lesser of (I)the stated amount of any premium, interest or other payment required to be paid in connection with such a refinancing pursuant to the terms of the
         Indebtedness being refinanced or (II)the amount of premium, interest or other payment actually paid at such time to refinance the Indebtedness, plus, in either case, the amount of expenses of the Company incurred in connection with such refinancing; (2)has an Average Life to Stated Maturity greater than the remaining Average Life to Stated Maturity of the Securities; (3)has a Stated Maturity for its final scheduled principal payment later than the Stated Maturity for the final scheduled principal payment of the Securities; and (4)is expressly subordinated in right of payment to the Securities at least to the same extent as the Indebtedness to be refinanced.

Section 10.10_____Limitation on Transactions with Affiliates.

         The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly, enter into or suffer to exist any transaction or series of related transactions (including, without limitation, the sale, purchase, exchange or lease of assets, property or services) with any Affiliate of the
Company (other than the Company or a Wholly Owned Restricted Subsidiary of the Company) unless (a)such transaction or series of transactions is in writing on terms that are no less favorable to the Company or such
Restricted Subsidiary, as the case may be, than would be available in a comparable transaction in arm's length dealings with an unrelated third party and (b)(i) with respect to any transaction or series of transactions involving aggregate payments in excess of $1,000,000, the Company delivers an Officers' Certificate to the
Trustee certifying that such transaction or series of related transactions complies with clause (a) above and such transaction or series of related transactions has been approved by a majority of the members of the Board of
Directors of the Company (and approved by a majority of Independent Directors or, in the event there is only one
Independent Director, by such Independent Director) and (ii)with respect to any transaction or series of transactions involving aggregate payments in excess of $5,000,000, an opinion as to the fairness to the Company or such Restricted Subsidiary from a financial point of view issued by an investment banking firm of national standing.  Notwithstanding the foregoing, this provision will not apply to (A)any transaction with an officer or director of the Company entered into in the ordinary course of business (including compensation or employee benefit arrangements with any officer or director of the Company), (B)any transaction entered into by the
Company or one of its Wholly Owned Restricted Subsidiaries with a Wholly Owned Restricted Subsidiary of the
Company, (C)transactions in existence on the date of this Indenture and any renewal, replacement or extension thereof on substantially similar terms and (D) any Permitted Payment.

Section 10.11_____Limitation on Senior Subordinated Indebtedness.

         The Company and Parent shall not, and shall not permit any Restricted Subsidiary Guarantor or any Parent
Subsidiary Guarantor, as the case may be, to, directly or indirectly, create, incur, issue, assume, guarantee or otherwise in any manner become directly or indirectly liable for or with respect to or otherwise permit to exist any Indebtedness that is subordinated in right of payment, by contract or otherwise, to any Indebtedness of the
Company, Parent, or such Guarantor, as the case may be, unless such Indebtedness is also pari passu with the
Securities or the Guarantee of such Guarantor, or subordinate in right of payment to the Securities or such
Guarantee to at least the same extent as the Securities or such Guarantee are subordinate in right of payment to
Senior Indebtedness or Guarantor Senior Indebtedness, as the case may be, as set forth in this Indenture.

Section 10.12_____Limitation on Liens.

         The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly, create, incur, affirm or suffer to exist any Lien of any kind upon any of its property or assets
(including any intercompany notes), now owned or acquired after the date of this Indenture, or any income or profits therefrom, except if the Securities are directly secured equally and ratably with (or prior to in the case of Liens with respect to Subordinated Indebtedness) the obligation or liability secured by such Lien, excluding, however, from the operation of the foregoing any of the following:

(a)      any Lien existing as of the date of this Indenture;

(b)      any Lien arising by reason of (i)any judgment, decree or order of any court, so long as such Lien is adequately bonded and any appropriate legal proceedings which may have been duly initiated for the review of such judgment, decree or order shall not have been finally terminated or the period within which such proceedings may be initiated shall not have expired; (ii)taxes, assessments or other governmental charges not yet delinquent or which are being contested in good faith; (iii)security for payment of workers' compensation or other insurance;
(iv)good faith deposits in connection with tenders, leases and contracts (other than contracts for the payment of money); (v)zoning restrictions, easements, licenses, reservations, provisions, covenants, conditions, waivers, restrictions on the use of property or minor irregularities of title (and with respect to leasehold interests, mortgages, obligations, liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under a landlord or owner of the leased property, with or without consent of the lessee), none of which materially impairs the use of any parcel of property material to the operation of the business of the Company or any of its Subsidiaries or the value of such property for the purpose of such business; (vi)deposits to secure public or statutory obligations, or in lieu of surety or appeal bonds;
(vii)certain surveys, exceptions, title defects, encumbrances, easements, reservations of, or rights of others for, rights of way, sewers, electric lines, telegraph or telephone lines and other similar purposes or zoning or other restrictions as to the use of real property not interfering with the ordinary conduct of the business of the Company or any of its Subsidiaries; or (viii)operation of law in favor of mechanics, materialmen, laborers, employees or suppliers, incurred in the ordinary course of business for sums which are not yet delinquent or are being contested in good faith by negotiations or by appropriate proceedings which suspend the collection thereof;

(c)      any Lien now or hereafter existing on property of the Company or any of its Restricted Subsidiaries
securing Senior Indebtedness or Guarantor Senior Indebtedness, in each case which Indebtedness is permitted under the provisions of Section 10.08 and provided that the provisions of Section 10.14 are complied with;

(d)      any Lien securing Acquired Indebtedness created prior to (and not created in connection with or in contemplation of) the incurrence of such Indebtedness by the Company or any of its Subsidiaries, in each case which Indebtedness is permitted under the provisions of Section 10.08; provided that any such Lien only extends to the assets that were subject to such Lien securing such Acquired Indebtedness prior to the related transaction by the Company or its Subsidiaries;

(e)      any Lien securing Permitted Subsidiary Indebtedness; and

(f)      any extension, renewal, refinancing or replacement, in whole or in part, of any Lien described in the foregoing clauses (a) through (e)so long as the amount of security is not increased thereby.

Section 10.13_____Limitation on Sale of Assets.

(a)      The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly, consummate an Asset Sale unless (i)at least 80% of the consideration from such Asset Sale is received in cash, provided that (x) the amount of liabilities (excluding any contingent liabilities) assumed by the transferee or (y) any notes or other obligations received by the Company or such Restricted Subsidiary and converted into cash within 90 days following the receipt thereof shall be deemed to be "cash," and (ii)the
Company or such Restricted Subsidiary receives consideration at the time of such Asset Sale at least equal to the
Fair Market Value of the shares or assets sold (other than in the case of an involuntary Asset Sale, as determined by the Board of Directors of the Company and evidenced in a Board Resolution).

(b)      If all or a portion of the Net Cash Proceeds of any Asset Sale are not required to be applied to repay permanently any Senior Indebtedness then outstanding as required by the terms thereof, or the Company determines not to apply such Net Cash Proceeds to the permanent prepayment of such Senior Indebtedness or if no such Senior
Indebtedness is then outstanding, then the Company may, within 12 months of the Asset Sale, invest the Net Cash
Proceeds in properties and assets that (as determined by the Board of Directors) replace the properties and assets that were the subject of the Asset Sale or in properties and assets that will be used in the businesses of the Company or its Restricted Subsidiaries existing on the date of this Indenture or reasonably related thereto.
The amount of such Net Cash Proceeds neither used to permanently repay or prepay Senior Indebtedness nor used or invested as set forth in this paragraph constitutes "Excess Proceeds."

(c)      When the aggregate amount of Excess Proceeds equals $5,000,000 or more, the Company shall apply the
Excess Proceeds to the repayment of the Securities and any Pari Passu Indebtedness required to be repurchased under the instrument governing such Pari Passu Indebtedness as follows:  (1)the Company shall make an offer to purchase (an "Offer") from all Holders of the Securities in accordance with the procedures set forth in this
Indenture in the maximum principal amount (expressed as a multiple of $1,000) of Securities that may be purchased out of an amount (the "Security Amount") equal to the product of such Excess Proceeds (less any amounts used to pay reasonable fees and expenses connected with such Offer and any Pari Passu Offer) multiplied by a fraction, the numerator of which is the outstanding principal amount of the Securities, and the denominator of which is the sum of the outstanding principal amount of the Securities and such Pari Passu Indebtedness (subject to proration in the event such amount is less than the aggregate Offered Price of all Securities tendered) and (2)to the extent required by such Pari Passu Indebtedness to permanently reduce the principal amount of such Pari Passu
Indebtedness, the Company shall make an offer to purchase or otherwise repurchase or redeem Pari Passu
Indebtedness (a "Pari Passu Offer") in an amount (the "Pari Passu Debt Amount") equal to the excess of the Excess
Proceeds (less any amounts used to pay reasonable fees and expenses connected with such Offer and any Pari Passu
Offer) over the Security Amount; provided that in no event shall the Pari Passu Debt Amount exceed the principal amount of such Pari Passu Indebtedness plus the amount of any premium required to be paid to repurchase such Pari
Passu Indebtedness.  The offer price shall be payable in cash in an amount equal to 100% of the principal amount of the Securities plus accrued and unpaid interest, if any, to the date (the "Offer Date") such Offer is consummated (the "Offered Price"), in accordance with the procedures set forth in this Indenture.  To the extent that the aggregate Offered Price of the Securities tendered pursuant to the Offer is less than the Security
Amount relating thereto or the aggregate amount of Pari Passu Indebtedness that is purchased is less than the
Pari Passu Debt Amount (the amount of such shortfall, if any, constituting a "Deficiency"), the Company shall use such Deficiency in the business of the Company and its Restricted Subsidiaries.  Upon completion of the purchase of all the Securities tendered pursuant to an Offer and repurchase of the Pari Passu Indebtedness pursuant to a
Pari Passu Offer, the amount of Excess Proceeds, if any, shall be reset at zero.

(d)      Pending the final application of any Net Cash Proceeds, the Company may temporarily reduce revolving credit borrowings or otherwise invest such Net Cash Proceeds in any manner that is not prohibited by this
Indenture.

(e)      If the Company becomes obligated to make an Offer pursuant to clause (c) above, the Securities shall be purchased by the Company, at the option of the Holder thereof, in whole or in part, in integral multiples of
$1,000, on a date that is not earlier than 45 days and not later than 60 days from the date the notice is given to Holders, subject to proration in the event the Security Amount is less than the aggregate Offered Price of all
Securities tendered.

(f)      The Company shall comply with the applicable tender offer rules, including Rule 14e-1 under the Exchange
Act, and any other applicable securities laws or regulations in connection with an Offer.  To the extent that the provisions of any securities laws or regulations conflict with the provisions of the covenant described hereunder, the Company shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under this Section 10.13 by virtue thereof.

(g)      The Company shall not, and shall not permit any of its Restricted Subsidiaries to, create or permit to exist or become effective any restriction (other than restrictions existing under (i)Indebtedness as in effect on the date of this Indenture and listed on Schedule I hereto as such Indebtedness may be refinanced from time to time, provided that such restrictions are no less favorable to the Holders of the Securities than those existing on the date of this Indenture or (ii)any Senior Indebtedness and any Guarantor Senior Indebtedness) that would materially impair the ability of the Company to make an Offer to purchase the Securities or, if such Offer is made, to pay for the Securities tendered for purchase.

(h)      Subject to paragraph (f) above, within 30 days after the date on which the amount of Excess Proceeds equals or exceeds $5,000,000, the Company shall send or cause to be sent by first-class mail, postage prepaid, to the Trustee and to each Holder of the Securities, at his address appearing in the Security Register, a notice stating or including:

                  (1)  that the Holder has the right to require the Company to repurchase, subject to proration, such Holder's Securities at the Offered Price;

                  (2)  the Offer Date;

                  (3)  the instructions a Holder must follow in order to have its Securities purchased in accordance with paragraph (c) of this Section; and

                  (4)  (i) the most recently filed Annual Report on Form 10-K (including audited consolidated financial statements) of the Company (or Parent, as the case may be pursuant to Section 10.20), the most recent subsequently filed Quarterly Report on Form 10-Q and any Current Report on Form 8-K of the
         Company (or Parent, as the case may be pursuant to Section 10.20) filed subsequent to such Quarterly
         Report, other than Current Reports describing Asset Sales otherwise described in the offering materials
         (or corresponding successor reports) (or in the event neither the Company nor Parent is required to prepare any of the foregoing forms, the comparable information required pursuant to Section 10.20),
         (ii)a description of material developments in the Company's business subsequent to the date of the latest of such Reports, (iii)if material, appropriate pro forma financial information, and (iv)such other information. if any, concerning the business of the Company which the Company in good faith believes will enable such Holders to make an informed investment decision.

(i)      Holders electing to have Securities purchased hereunder will be required to surrender such Securities at the address specified in the notice at least three Business Days prior to the Offer Date.  Holders will be entitled to withdraw their election to have their Securities purchased pursuant to this Section 10.13 if the
Company receives, not later than three Business Days prior to the Offer Date, a facsimile transmission or letter setting forth (1)the name of the Holder, (2)the certificate number of the Security in respect of which such notice of withdrawal is being submitted, (3)the principal amount of the Security (which shall be $1,000 or an integral multiple thereof) delivered for purchase by the Holder as to which his election is to be withdrawn,
(4)a statement that such Holder is withdrawing his election to have such principal amount of such Security purchased, and (5)the principal amount, if any, of such Security (which shall be $1,000 or an integral multiple thereof) that remains subject to the original notice of the Offer and that has been or will be delivered for purchase by the Company.

(j)      The Company shall (i)not later than the Offer Date, accept for payment Securities or portions thereof tendered pursuant to the Offer, (ii)not later than 10:00 a.m. (New York City time) on the Offer Date, deposit with the Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 10.03) an amount of money in same day funds (or New York Clearing House funds if such deposit is made prior to the Offer Date) sufficient to pay the aggregate Offered Price of all the Securities or portions thereof that are to be purchased on that date and (iii)not later than the Offer Date, deliver to the
Paying Agent (if other than the Company) an Officers' Certificate stating the Securities or portions thereof accepted for payment by the Company.

         Subject to applicable escheat laws, as provided in the Securities, the Trustee and the Paying Agent shall return to the Company any cash that remains unclaimed, together with interest, if any, thereon, held by them for the payment of the Offered Price; provided, however, that (x)to the extent that the aggregate amount of cash deposited by the Company with the Trustee in respect of an Offer exceeds the aggregate Offered Price of the
Securities or portions thereof to be purchased, the Trustee shall hold such excess for the Company and (y)unless otherwise directed by the Company in writing, promptly after the Business Day following the Offer Date the
Trustee shall return any such excess to the Company together with interest or dividends, if any, thereon.

(k)      Securities to be purchased shall, on the Offer Date, become due and payable at the Offered Price and from and after such date (unless the Company shall default in the payment of the Offered Price) such Securities shall cease to bear interest.  Such Offered Price shall be paid to such Holder promptly following the later of the Offer Date and the time of delivery of such Security to the relevant Paying Agent at the office of such
Paying Agent by the Holder thereof in the manner required.  Upon surrender of any such Security for purchase in accordance with the foregoing provisions, such Security shall be paid by the Company at the Offered Price;
provided, however, that installments of interest whose Stated Maturity is on or prior to the Offer Date shall be payable to the Holders of such Securities, or one or more Predecessor Securities, registered as such on the relevant Regular Record Dates according to the terms and the provisions of Section 3.09; provided, further, that
Securities to be purchased are subject to proration in the event the Excess Proceeds are less than the aggregate
Offered Price of all Securities tendered for purchase, with such adjustments as may be appropriate by the Trustee so that only Securities in denominations of $1,000 or integral multiples thereof, shall be purchased.  If any
Security tendered for purchase shall not be so paid upon surrender thereof by deposit of funds with the Trustee or a Paying Agent in accordance with paragraph (j) above, the principal thereof shall, until paid, bear interest from the Offer Date at the rate borne by such Security.  Any Security that is to be purchased only in part shall be surrendered to a Paying Agent at the office of such Paying Agent (with, if the Company, the Security Registrar or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the
Company and the Security Registrar or the Trustee duly executed by, the Holder thereof or such Holder's attorney duly authorized in writing), and the Company shall execute and the Trustee shall authenticate and deliver to the
Holder of such Security, without service charge, one or more new Securities of any authorized denomination as requested by such Holder in an aggregate principal amount equal to, and in exchange for, the portion of the principal amount of the Security so surrendered that is not purchased.

Section 10.14_____Limitation on Issuances of Guarantees of and Pledges for Indebtedness.

(a)      The Company shall not permit any of its Restricted Subsidiaries, other than the Restricted Subsidiary
Guarantors, directly or indirectly, to secure the payment of any Senior Indebtedness of the Company and the
Company will not, and will not permit any of its Restricted Subsidiaries to, pledge any intercompany notes representing obligations of any of its Restricted Subsidiaries (other than the Restricted Subsidiary Guarantors)
to secure the payment of any Senior Indebtedness unless in each case such Restricted Subsidiary simultaneously executes and delivers a supplemental indenture to this Indenture providing for a guarantee of payment of the
Securities by such Restricted Subsidiary, which guarantee shall be on the same terms as the guarantee of the
Senior Indebtedness (if a guarantee of Senior Indebtedness is granted by such Restricted Subsidiary) except that the guarantee of the Securities need not be secured and shall be subordinated to the claims against such
Restricted Subsidiary in respect of Senior Indebtedness to the same extent as the Securities are subordinated to
Senior Indebtedness of the Company under this Indenture.

(b)      The Company shall not permit any of its Restricted Subsidiaries, other than the Restricted Subsidiary
Guarantors, directly or indirectly, to guarantee, assume or in any other manner become liable with respect to any
Indebtedness of the Company (other than guarantees in existence on the date of this Indenture) unless such
Restricted Subsidiary simultaneously executes and delivers a supplemental indenture to this Indenture providing for a guarantee of the Securities on the same terms as the guarantee of such Indebtedness except that, if the
Securities are subordinated in right of payment to such Indebtedness, the guarantee under the supplemental indenture shall be subordinated to the guarantee of such Indebtedness to the same extent as the Securities are subordinated to such Indebtedness under this Indenture.

(c)      Parent will not, and will not permit any of its Subsidiaries (other than the Company and the Company's
Restricted Subsidiaries, which shall be subject to the foregoing clauses (a) and (b)), other than the Parent
Subsidiary Guarantors, directly or indirectly, to guarantee, assume or in any other manner become liable with respect to any Indebtedness of the Company (other than guarantees in existence on the date of this Indenture)
unless Parent or such Subsidiary, as the case may be, simultaneously executes and delivers a supplemental indenture to this Indenture providing for a guarantee of the Securities on the same terms as the guarantee of such Indebtedness, except that if the Securities are subordinated in right of payment to such Indebtedness, the guarantee under the supplemental indenture shall be subordinated to the guarantee of such Indebtedness to the same extent as the Securities are subordinated to such Indebtedness under this Indenture.

(d)      Any Guarantee by any Restricted Subsidiary Guarantor or by any Parent Subsidiary Guarantor shall be automatically and unconditionally released and discharged upon (i)any sale, exchange or transfer, to any Person not an Affiliate of Parent, of all of the Company's or Parent's, as the case may be, direct or indirect Equity
Interest in, or all or substantially all the assets of, such Restricted Subsidiary or such Parent Subsidiary
Guarantor, as the case may be, which is in compliance with this Indenture or (ii) the release by the holders of the Indebtedness of the Company described in clauses (a), (b) and (c) above of their security interest or their guarantee by such Restricted Subsidiary Guarantor or by such Parent Subsidiary Guarantor, as the case may be, including any deemed release upon payment in full of all obligations under such Indebtedness, at a time when
(A)no other Indebtedness of the Company has been secured or guaranteed by such Restricted Subsidiary Guarantor or such Parent Subsidiary Guarantor, as the case may be, or (B)the holders of all such other Indebtedness which is secured or guaranteed by such Restricted Subsidiary Guarantor or such Parent Subsidiary Guarantor, as the case may be, also release their security interest in, or guarantee by, such Restricted Subsidiary Guarantor or such
Parent Subsidiary Guarantor (including any deemed release upon payment in full of all obligations under such
Indebtedness).

Section 10.15_____Restriction on Transfer of Assets.

         The Company and the Restricted Subsidiary Guarantors shall not sell, convey, transfer or otherwise dispose of their respective assets or property to any of the Company's Restricted Subsidiaries (other than any
Restricted Subsidiary Guarantor), except for sales, conveyances, transfers or other dispositions made in the ordinary course of business.  For purposes of this provision, any sale, conveyance, transfer, lease or other disposition of property or assets, having a Fair Market Value in excess of (a)$1,000,000 for any sale, conveyance, transfer, lease or disposition or series of related sales, conveyances, transfers, leases and dispositions and (b)$5,000,000 in the aggregate for all such sales, conveyances, transfers, leases or dispositions in any fiscal year of the Company shall not be considered "in the ordinary course of business";
provided that sales by the Company of block program time and spot advertising shall not be deemed not to be "in the ordinary course of business" solely because of the dollar value of such sales.

Section 10.16_____Purchase of Securities upon a Change of Control.

(a)      If a Change of Control shall occur at any time, then each Holder of Securities shall have the right to require that the Company purchase such Holder's Securities in whole or in part in integral multiples of $1,000, at a purchase price (the "Change of Control Purchase Price") in cash in an amount equal to 101% of the principal amount of such Securities, plus accrued and unpaid interest, if any, to the date of purchase (the "Change of
Control Purchase Date"), pursuant to the offer described in Subsection (c)of this Section (the "Change of
Control Offer") and in accordance with the procedures set forth in Subsections (b), (c), (d)and (e)of this
Section.

(b)      Within 30 days following any Change of Control, the Company shall notify the Trustee thereof and give written notice (a "Change of Control Purchase Notice") of such Change of Control to each Holder by first-class mail, postage prepaid, at his address appearing in the Security Register stating or including:

                  (1)  that a Change of Control has occurred, the date of such event, and that such Holder has the right to require the Company to repurchase such Holder's Securities at the Change of Control
         Purchase Price;

                  (2)  the circumstances and relevant facts regarding such Change of Control (including but not limited to information with respect to pro forma historical income, cash flow and capitalization after giving effect to such Change of Control);

                  (3)  (i)the most recently filed Annual Report on Form 10-K (including audited consolidated financial statements) of the Company (or Parent, as the case may be pursuant to Section 10.20), the most recent subsequently filed Quarterly Report on Form 10-Q, as applicable, and any Current Report on Form
         8-K of the Company (or Parent, as the case may be pursuant to Section 10.20) filed subsequent to such
         Quarterly Report (or in the event neither the Company nor Parent is required to prepare any of the foregoing Forms, the comparable information required pursuant to Section 10.20), (ii)a description of material developments in the Company's business subsequent to the date of the latest of such reports and
         (iii)such other information, if any, concerning the business of the Company that the Company in good faith believes will enable such Holders to make an informed investment decision;

                  (4)  that the Change of Control Offer is being made pursuant to this Section 10.16(a) and that all Securities property tendered pursuant to the Change of Control Offer will be accepted for payment at the Change of Control Purchase Price;

                  (5)  the Change of Control Purchase Date which shall be a Business Day no earlier than 30 days nor later than 60 days from the date such notice is mailed, or such later date as is necessary to comply with requirements under the Exchange Act;

                  (6)  the Change of Control Purchase Price;

                  (7)  the names and addresses of the Paying Agent and the offices or agencies referred to in
         Section 10.02;
                  (8)  that Securities must be surrendered on or prior to the Change of Control Purchase Date to the Paying Agent at the office of the Paying Agent or to an office or agency referred to in Section
         10.02 to collect payment;

                  (9)  that the Change of Control Purchase Price for any Security which has been properly tendered and not withdrawn will be paid promptly following the Change of Control Offer Purchase Date;

                  (10)  the procedures for withdrawing a tender of Securities and Change of Control Purchase
         Notice;

                  (11)  that any Security not tendered will continue to accrue interest; and

                  (12)  that, unless the Company defaults in the payment of the Change of Control Purchase Price, any Security accepted for payment pursuant to the Change of Control Offer shall cease to accrue interest after the Change of Control Purchase Date.

(c)      Upon receipt by the Company of the proper tender of Securities, the Holder of the Security in respect of which such proper tender was made shall (unless the tender of such Security is properly withdrawn) thereafter be entitled to receive solely the Change of Control Purchase Price with respect to such Security.  Upon surrender of any such Security for purchase in accordance with the foregoing provisions, such Security shall be paid by the
Company at the Change of Control Purchase Price; provided, however, that installments of interest whose Stated
Maturity is on or prior to the Change of Control Purchase Date shall be payable to the Holders of such
Securities, or one or more Predecessor Securities, registered as such on the relevant Regular Record Dates according to the terms and the provisions of Section 3.09.  If any Security tendered for purchase shall not be so paid upon surrender thereof, the principal thereof (and premium, if any, thereon) shall, until paid, bear interest from the Change of Control Purchase Date at the rate borne by such Security.  Holders electing to have
Securities purchased will be required to surrender such Securities to the Paying Agent at the address specified in the Change of Control Purchase Notice at least two Business Days prior to the Change of Control Purchase
Date.  Any Security that is to be purchased only in part shall be surrendered to a Paying Agent at the office of such Paying Agent (with, if the Company, the Security Registrar or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Security Registrar or the
Trustee, as the case may be, duly executed by, the Holder thereof or such Holder's attorney duly authorized in writing), and the Company shall execute and the Trustee shall authenticate and deliver to the Holder of such
Security, without service charge, one or more new Securities of any authorized denomination as requested by such
Holder in an aggregate principal amount equal to, and in exchange for, the portion of the principal amount of the
Security so surrendered that is not purchased.

(d)      The Company shall (i)not later than the Change of Control Purchase Date, accept for payment Securities or portions thereof tendered pursuant to the Change of Control Offer, (ii)not later than 10:00 a.m. (New York
City time) on the Change of Control Purchase Date, deposit with the Paying Agent an amount of cash sufficient to pay the aggregate Change of Control Purchase Price of all the Securities or portions thereof which are to be purchased as of the Change of Control Purchase Date and (iii)not later than the Change of Control Purchase Date, deliver to the Paying Agent an Officers' Certificate stating the Securities or portions thereof accepted for payment by the Company.  The Paying Agent shall promptly mail or deliver to Holders of Securities so accepted payment in an amount equal to the Change of Control Purchase Price of the Securities purchased from each such
Holder, and the Company shall execute and the Trustee shall promptly authenticate and mail or make available for delivery to such Holders a new Security equal in principal amount to any unpurchased portion of the Security surrendered.  Any Securities not so accepted shall be promptly returned by the Paying Agent at the Company's expense to the Holder thereof.  The Company will publicly announce the results of the Change of Control Offer on the Change of Control Purchase Date.  For purposes of this Section 10.16, the Company shall choose a Paying Agent which shall not be the Company.

(e)      A Change of Control Purchase Notice may be withdrawn before or after delivery by the Holder to the
Paying Agent at the office of the Paying Agent of the Security to which such Change of Control Purchase Notice relates, by means of a written notice of withdrawal delivered by the Holder to the Paying Agent at the office of the Paying Agent or to the office or agency referred to in Section 10.02 to which the related Change of Control
Purchase Notice was delivered not later than three Business Days prior to the Change of Control Purchase Date specifying, as applicable:

                  (1)  the name of the Holder;

                  (2)  the certificate number of the Security in respect of which such notice of withdrawal is being submitted;

                  (3)  the principal amount of the Security (which shall be $1,000 or an integral multiple thereof) delivered for purchase by the Holder as to which such notice of withdrawal is being submitted;
         and

                  (4)  the principal amount, if any, of such Security (which shall be $1,000 or an integral multiple thereof) that remains subject to the original Change of Control Purchase Notice and that has been or will be delivered for purchase by the Company.

(f)      Subject to applicable escheat laws, the Trustee and the Paying Agent shall return to the Company any cash that remains unclaimed, together with interest or dividends, if any, thereon, held by them for the payment of the Change of Control Purchase Price; provided, however, that (x)to the extent that the aggregate amount of cash deposited by the Company pursuant to clause (ii)of paragraph (d) above exceeds the aggregate Change of
Control Purchase Price of the Securities or portions thereof to be purchased, then the Trustee shall hold such excess for the Company and (y)unless otherwise directed by the Company in writing, promptly after the Business
Day following the Change of Control Purchase Date the Trustee shall return any such excess to the Company together with interest, if any, thereon.

(g)      The Company shall comply with the applicable tender offer rules, including Rule 14e-1 under the Exchange
Act, and any other applicable securities laws or regulations in connection with a Change of Control Offer.  To the extent that the provisions of any securities laws or regulations conflict with the provisions of the covenant described hereunder, the Company shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under this Section 10.16 by virtue thereof.

(h)      The Company shall not, and shall not permit any of its Restricted Subsidiaries to, create or permit to exist or become effective any restriction (other than restrictions existing under Indebtedness as in effect on the date of this Indenture) that would materially impair the ability of the Company to make a Change of Control
Offer to purchase the Securities or, if such Change of Control Offer is made, to pay for the Securities tendered for purchase.

Section 10.17_____Limitation on Subsidiary Equity Interests.

         The Company shall not permit any of its Restricted Subsidiaries to issue any Equity Interests, except for (a)Equity Interests issued to and held by the Company or a Wholly Owned Restricted Subsidiary of the
Company, and (b)Equity Interests issued by a Person prior to the time (A)such Person becomes a Restricted
Subsidiary of the Company, (B)such Person merges with or into a Restricted Subsidiary of the Company or (C)a
Restricted Subsidiary of the Company merges with or into such Person; provided, that such Equity Interests were not issued or incurred by such Person in anticipation of the type of transaction contemplated by subclause (A),
(B)or (C).

Section 10.18_____Limitation on Dividends and Other Payment Restrictions Affecting Subsidiaries.

         The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any Restricted Subsidiary of the Company to (i)pay dividends or make any other distribution on its Equity Interests, (ii)pay any Indebtedness owed to the Company or a Restricted Subsidiary of the Company,
(iii)make any Investment in the Company or a Restricted Subsidiary of the Company or (iv)transfer any of its properties or assets to the Company or any Restricted Subsidiary of the Company, except (a)any encumbrance or restriction pursuant to an agreement in effect on the date of this Indenture; (b)any encumbrance or restriction, with respect to a Restricted Subsidiary of the Company that is not a Subsidiary of the Company on the date of this Indenture, in existence at the time such Person becomes a Restricted Subsidiary of the Company and not incurred in connection with, or in contemplation of, such Person becoming a Restricted Subsidiary; (c)any encumbrance or restriction existing under any agreement that extends, renews, refinances or replaces the agreements containing the encumbrances or restrictions in the foregoing clauses (a) and (b), or in this clause
(c), provided that the terms and conditions of any such encumbrances or restrictions are not materially less favorable to the Holders of the Securities than those under or pursuant to the agreement evidencing the
Indebtedness so extended, renewed, refinanced or replaced or are not more restrictive than those set forth in this Indenture; (d)any encumbrance or restriction created pursuant to an asset sale agreement, stock sale agreement or similar instrument pursuant to which an Asset Sale permitted under Section 10.13 is to be consummated, so long as such restriction or encumbrance shall be effective only for a period from the execution and delivery of such agreement or instrument through a termination date not later than 270 days after such execution and delivery; (e) any such encumbrance or restriction consisting of customary contractual non-assignment provisions in a contract entered into in the ordinary course of business, to the extent such provisions restrict the transfer of rights, duties or obligations under such contract; (f) in the case of clause
(iv) above, restrictions contained in security agreements or mortgages securing Indebtedness of a Restricted
Subsidiary permitted to be incurred pursuant to Section 10.08 to the extent such restrictions restrict the transfer of the property subject to such security agreements or mortgages; and (g) any restriction imposed by applicable law.

Section 10.19_____Limitation on Unrestricted Subsidiaries.

         The Company shall not make, and shall not permit any of its Restricted Subsidiaries to make, any
Investments in Unrestricted Subsidiaries if, at the time thereof, the aggregate amount of such Investments would exceed the amount of Restricted Payments then permitted to be made pursuant to Section 10.09.  Any Investments in
Unrestricted Subsidiaries permitted to be made pursuant to this covenant (i)will be treated as the payment of a
Restricted Payment in calculating the amount of Restricted Payments made by the Company and (ii)may be made in cash or property.

Section 10.20_____Provision of Financial Statements.

         Whether or not the Company is subject to Section 13(a) or 15(d) of the Exchange Act, file with the
Commission the annual reports, quarterly reports, information and other documents which the Company would have been required to file with the Commission pursuant to such Sections 13(a) or 15(d) if the Company were so subject, such documents to be filed with the Commission on or prior to the respective dates (the "Required Filing
Dates") by which the Company would have been required so to file such documents if the Company were so subject.
The Company will be deemed to have satisfied such requirements if Parent files and provides reports, information and documents of the types otherwise so required within the applicable time periods and the Company is not required to file such reports, documents and information separately under the applicable rules and regulations of the Commission (after giving effect to any exemptive relief) because of the filings made by Parent as long as
Parent's quarterly and annual reports contain (x)separate audited annual and unaudited quarterly, as the case may be, consolidated financial statements for the Company and its Subsidiaries or (y)consolidating financial information which includes separate audited annual and unaudited quarterly, as the case may be, condensed consolidated financial information for the Company and its Subsidiaries.  The Company will also in any event
(x)within 15 days of each Required Filing Date (i)transmit by mail to all Holders, as their names and addresses appear in the Security Register, without cost to such Holders, and (ii)file with the Trustee copies of the annual reports, quarterly reports, information and other documents which the Company would have been required to file with the Commission pursuant to Section 13(a) or 15(d) of the Exchange Act if the Company were subject to such Sections (unless such documents are filed by Parent as provided above and such documents are then so mailed to the Holders and filed with the Trustee), (y)if filing such documents by the Company (or Parent, as the case may be) with the Commission is not permitted under the Exchange Act, promptly upon written request and payment of the reasonable cost of duplication and delivery, supply copies of such documents to any prospective Holder at the
Company's cost, and (z)otherwise comply with Section 3.14(a) of the Trust Indenture Act.  In addition, if the
Company has any Unrestricted Subsidiary at such time, it shall also file with the Trustee, and provide to the
Holders, on the same quarterly basis, all quarterly and annual financial statements (which statements may be unaudited) as would be required by Forms 10-Q and 10-K if such Subsidiary were not an Unrestricted Subsidiaries.

Section 10.21_____Statement by Officers as to Default.

(a)      The Company will deliver to the Trustee, on or before a date not more than 60 days after the end of each fiscal quarter and not more than 120 days after the end of each fiscal year of the Company ending after the date hereof, a written statement signed by two executive officers of the Company, one of whom shall be the principal executive officer, principal financial officer or principal accounting officer or the Company, stating whether or not, after a review of the activities of the Company during such year or such quarter and of the Company's performance under this Indenture, to the best knowledge, based on such review, of the signers thereof, the
Company has fulfilled all its obligations and is in compliance with all conditions and covenants under this
Indenture throughout such year or quarter, as the case may be, and, if there has been a Default specifying each
Default and the nature and status thereof.

(b)      When any Default or Event of Default has occurred and is continuing, or if the Trustee or any Holder or the trustee for or the holder of any other evidence of Indebtedness of the Company or any Subsidiary gives any notice or takes any other action with respect to a claimed default (other than with respect to Indebtedness in the principal amount of less than $5,000,000), the Company shall deliver to the Trustee by registered or certified mail or by telegram, overnight courier or facsimile transmission followed by hard copy an Officers'
Certificate specifying such Default, Event of Default, notice or other action within five Business Days of its occurrence.

Section 10.22_____Waiver of Certain Covenants.

         The Company may omit in any particular instance to comply with any covenant or condition set forth in
Sections 10.06 through 10.12, 10.14, 10.15 and 10.17 through 10.20, if, before or after the time for such compliance, the Holders of not less than a majority in aggregate principal amount of the Securities at the time
Outstanding shall, by Act of such Holders, waive such compliance in such instance with such covenant or condition, but no such waiver shall extend to or affect such covenant or condition except to the extent so expressly waived, and, until such waiver shall become effective, the obligations of the Company and the duties of the Trustee in respect of any such covenant or condition shall remain in full force and effect.

Section 10.23_____Limitation on Asset Swaps.
         The Company will not, and will not permit any of its Restricted Subsidiaries to, engage in Asset Swaps, unless: (i)at the time of entering into such Asset Swap, and immediately after giving effect to such Asset Swap, no Default or Event of Default shall have occurred and be continuing or would occur as a consequence thereof; and
(ii)the Company or such Restricted Subsidiary receives consideration at the time of such Asset Swap at least equal to the Fair Market Value of the properties or assets exchanged as determined in writing by a nationally recognized investment banking or appraisal firm.

ARTICLE XI________

                                             REDEMPTION OF SECURITIES

Section 11.01_____Rights of Redemption.

(a)      The Securities may be redeemed at the election of the Company, in whole or in part, at any time on or after July 1, 2006, subject to the conditions, and at the Redemption Price, specified in the form of Security, together with accrued and unpaid interest, if any, to the Redemption Date.

(b)      At any time on or prior to July 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of Securities with the net proceeds of a Public Equity Offering of the Company subject to the conditions, and at the Redemption Price, specified in the form of Security, together with accrued and unpaid interest, if any, to the Redemption Date.

Section 11.02_____Applicability of Article.

         Redemption of Securities at the election of the Company or otherwise, as permitted or required by any provision of this Indenture, shall be made in accordance with such provision and this Article.

Section 11.03_____Election to Redeem; Notice to Trustee.

         The election of the Company to redeem any Securities pursuant to Section 11.01 shall be evidenced by a
Company Order and an Officers' Certificate. In case of any redemption at the election of the Company, the Company shall, not less than 30 nor more than 60 days prior to the Redemption Date fixed by the Company (unless a shorter notice period shall be satisfactory to the Trustee), notify the Trustee in writing of such Redemption Date and of the principal amount of Securities to be redeemed.

Section 11.04_____Selection by Trustee of Securities to Be Redeemed.

         If less than all the Securities are to be redeemed, the particular Securities or portions thereof to be redeemed shall be selected not more than 60 days and not less than 30 days prior to the Redemption Date by the
Trustee from the Outstanding Securities not previously called for redemption, pro rata, by lot or such other method as the Trustee shall deem fair and reasonable, and the amounts to be redeemed may be equal to $1,000 or any integral multiple thereof.

         The Trustee shall promptly notify the Company and the Security Registrar in writing of the Securities selected for redemption and, in the case of any Securities selected for partial redemption, the principal amount thereof to be redeemed.

         For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to redemption of Securities shall relate, in the case of any Security redeemed or to be redeemed only in part, to the portion of the principal amount of such Security which has been or is to be redeemed.

Section 11.05_____Notice of Redemption.

         Notice of redemption shall be given by first-class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the Redemption Date, to each Holder of Securities to be redeemed, at his address appearing in the Security Register.

         All notices of redemption shall state:

(a)      the Redemption Date;

(b)      the Redemption Price;

(c)      if less than all Outstanding Securities are to be redeemed, the identification of the particular
Securities to be redeemed;

(d)      in the case of a Security to be redeemed in part, the principal amount of such Security to be redeemed and that after the Redemption Date upon surrender of such Security, a new Security or Securities in the aggregate principal amount equal to the unredeemed portion thereof will be issued;

(e)      that Securities called for redemption must be surrendered to the Paying Agent to collect the Redemption
Price;

(f)      that on the Redemption Date the Redemption Price will become due and payable upon each such Security or portion thereof, and that (unless the Company shall default in payment of the Redemption Price) interest thereon shall cease to accrue on and after said date;

(g)      the place or places where such Securities are to be surrendered for payment of the Redemption Price; and

(h)      the CUSIP number, if any, relating to such Securities.

         Notice of redemption of Securities to be redeemed at the election of the Company shall be given by the
Company or, at the Company's written request, by the Trustee in the name and at the expense of the Company.

         The notice, if mailed in the manner herein provided, shall be conclusively presumed to have been given whether or not the Holder receives such notice.  In any case, failure to give such notice to any Holder of any
Security designated for redemption as a whole or in part, or any defect in any such notice, shall not affect the validity of the proceedings for the redemption of any other Security.

Section 11.06_____Deposit of Redemption Price.

         On or prior to 10:00 a.m. (New York time) on any Redemption Date, the Company shall deposit with the
Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 10.03) an amount of money in same day funds sufficient to pay the Redemption Price of and
(except if the Redemption Date shall be an Interest Payment Date) accrued interest on, all the Securities or portions thereof which are to be redeemed on that date.  When the Redemption Date falls on an Interest Payment
Date, payments of interest due on such date are to be paid as provided hereunder as if no such redemption were occurring.

Section 11.07_____Securities Payable on Redemption Date.

         Notice of redemption having been given as aforesaid, the Securities so to be redeemed shall, on the
Redemption Date, become due and payable at the Redemption Price therein specified and from and after such date
(unless the Company shall default in the payment of the Redemption Price and accrued interest) such Securities shall cease to bear interest.  Upon surrender of any such Security for redemption in accordance with said notice, such Security shall be paid by the Company at the Redemption Price together with accrued interest to the
Redemption Date; provided, however, that installments of interest whose Stated Maturity is on or prior to the
Redemption Date shall be payable to the Holders of such Securities, or one or more Predecessor Securities, registered as such on the relevant Regular Record Dates according to the terms and the provisions of Section 3.09.

         If any Security called for redemption shall not be so paid upon surrender thereof for redemption, the principal and premium, if any, shall, until paid, bear interest from the Redemption Date at the rate borne by such Security.

Section 11.08_____Securities Redeemed or Purchased in Part.

         Any Security which is to be redeemed or purchased only in part shall be surrendered to the Paying Agent at the office or agency maintained for such purpose pursuant to Section 10.02 (with, if the Company, the Security
Registrar or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company, the Security Registrar or the Trustee duly executed by, the Holder thereof or such
Holder's attorney duly authorized in writing), and the Company shall execute, and the Trustee shall authenticate and make available delivery to the Holder of such Security without service charge, a new Security or Securities, of any authorized denomination as requested by such Holder in aggregate principal amount equal to, and in exchange for, the unredeemed portion of the principal of the Security so surrendered that is not redeemed or purchased.

ARTICLE XII_______

                                            SUBORDINATION OF SECURITIES

Section 12.01_____Securities Subordinate to Senior Indebtedness.

         The Company covenants and agrees, and each Holder of a Security, by his acceptance thereof, likewise covenants and agrees, that, to the extent and in the manner hereinafter set forth in this Article, the
Indebtedness represented by the Securities and the payment of the principal of, premium, if any, and interest on each and all of the Securities and all other Indenture Obligations are hereby expressly made subordinate and subject in right of payment as provided in this Article to the prior payment in full, in cash or Cash Equivalents or in any other form as acceptable to the holders of Senior Indebtedness, of all Senior Indebtedness.

         This Article Twelve shall constitute a continuing offer to all Persons who, in reliance upon such provisions, become holders of, or continue to hold Senior Indebtedness; and such provisions are made for the benefit of the holders of Senior Indebtedness; and such holders are made obligees hereunder and they or each of them may enforce such provisions.

         The Securities shall not be senior in right of payment to the Existing Notes and shall be pari passu in right of payment with the Existing Notes.

Section 12.02_____Payment Over of Proceeds Upon Dissolution, etc.

         In the event of (a)any insolvency or bankruptcy case or proceeding, or any receivership, liquidation, reorganization or other similar case or proceeding in connection therewith, relative to the Company or to its creditors, as such, or to its assets, or (b)any liquidation, dissolution or other winding up of the Company, whether voluntary or involuntary and whether or not involving insolvency or bankruptcy, or (c)any assignment for the benefit of creditors or any other marshaling of assets or liabilities of the Company, then and in any such event:

         (1)  the holders of Senior Indebtedness shall be entitled to receive payment in full in cash or Cash
Equivalents or in any other form as acceptable to the holders of Senior Indebtedness, of all amounts due on or in respect of all Senior Indebtedness, before the Holders of the Securities are entitled to receive any payment or distribution of any kind or character (excluding Permitted Junior Securities) on account of the principal of, premium, if any, or interest on the Securities or any other Indenture Obligations; and

         (2)  any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities (excluding Permitted Junior Securities), by set-off or otherwise, to which the Holders or the Trustee would be entitled but for the provisions of this Article shall be paid by the liquidating trustee or agent or other Person making such payment or distribution, whether a trustee in bankruptcy, a receiver or liquidating trustee or otherwise, directly to the holders of Senior Indebtedness or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the Senior Indebtedness held or represented by each, to the extent necessary to make payment in full in cash or Cash Equivalents or in any other form as acceptable to the Holders of Senior Indebtedness, of all
Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution to the holders of such Senior Indebtedness; and

         (3)  in the event that, notwithstanding the foregoing provisions of this Section, the Trustee or the
Holder of any Security shall have received any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, in respect of principal, premium, if any, and interest on the
Securities or any other Indenture Obligations before all Senior Indebtedness is paid in full, then and in such event such payment or distribution (excluding Permitted Junior Securities) shall be paid over or delivered forthwith to the trustee in bankruptcy, receiver, liquidating trustee, custodian, assignee, agent or other person making payment or distribution of assets of the Company for application to the payment of all Senior Indebtedness remaining unpaid, to the extent necessary to pay all Senior Indebtedness in full in cash or Cash Equivalents or in any other form as acceptable to the holders of Senior Indebtedness, after giving effect to any concurrent payment or distribution to or for the holders of Senior Indebtedness.

         The consolidation of the Company with, or the merger of the Company with or into, another Person or the liquidation or dissolution of the Company following the sale, assignment, conveyance, transfer, lease or other disposal of all or substantially all of the Company's properties or assets to another Person upon the terms and conditions set forth in Article Eight shall not be deemed a dissolution, winding up, liquidation, reorganization, assignment for the benefit of creditors or marshaling of assets and liabilities of the Company for the purposes of this Section if the Person formed by such consolidation or the surviving entity of such merger or the Person which acquires by sale, assignment, conveyance, transfer, lease or other disposal of all or substantially all of the Company's properties or assets, as the case may be, shall, as a part of such consolidation, merger, sale, assignment, conveyance, transfer, lease or other disposal, comply with the conditions set forth in Article Eight.

Section 12.03_____Suspension of Payment When Senior Indebtedness in Default.

(a)      Unless Section 12.02 shall be applicable, upon the occurrence of a Payment Default, no payment (other than any payments previously made pursuant to the provisions described in Article Four) or distribution of any assets of the Company, of any, kind or character (excluding Permitted Junior Securities) shall be made by the
Company on account of principal of, premium, if any, or interest on, the Securities or any other Indenture
Obligations or on account of the purchase, redemption, defeasance (whether under Section 4.02 or 4.03) or other acquisition of or in respect of the Securities unless and until such Payment Default shall have been cured or waived or shall have ceased to exist or the Designated Senior Indebtedness with respect to which such Payment
Default shall have occurred shall have been discharged or paid in full in cash or Cash Equivalents or in any other form as acceptable to the Holders of such Designated Senior Indebtedness, after which the Company shall resume making any and all required payments in respect of the Securities, including any missed payments.

(b)      Unless Section 12.02 shall be applicable, upon (1)the occurrence of a Nonpayment Default and
(2)receipt by the Trustee from the representative of the holders of Designated Senior Indebtedness (a "Senior
Representative") of written notice of such occurrence, no payment (other than any payments previously made pursuant to the provisions described in Article Four) or distribution of any assets of the Company of any kind or character (excluding Permitted Junior Securities) shall be made by the Company on account of any principal of, premium, if any, or interest on, the Securities or any other Indenture Obligations or on account of the purchase, redemption, defeasance or other acquisition of or in respect of Securities for a period ("Payment Blockage
Period") commencing on the date of receipt by the Trustee of such notice unless and until the earliest of (subject to any blockage of payments that may then or thereafter be in effect under subsection (a)of this Section 12.03)
(x)179 days having elapsed since receipt of such written notice by the Trustee (provided such Designated Senior
Indebtedness as to which notice was given shall theretofore have not been accelerated), (y)the date such
Nonpayment Default (and all Non-payment Defaults as to which notice is also given after such period is initiated)
shall have been cured or waived or shall have ceased to exist or the Designated Senior Indebtedness related thereto shall have been discharged or paid in full in cash or Cash Equivalents or in any other form as acceptable to the Holders of Designated Senior Indebtedness, or (z)the date on which such Payment Blockage Period (and all
Nonpayment Defaults as to which notice is given after such Payment Blockage Period is initiated) shall have been terminated by written notice to the Trustee from the Senior Representative, after which, in each such case, the
Company shall resume making any and all required payments in respect of the Securities, including any missed payments. Notwithstanding any other provision of this Indenture, in no event shall a Payment Blockage Period extend beyond 179 days from the date of the receipt by the Company or the Trustee of the notice referred to in clause (2) of this paragraph (b) (the "Initial Blockage Period").  Any number of notices of Non-payment Defaults may be given during the Initial Blockage Period; provided that during any 365 day consecutive period only one
Payment Blockage Period during which payment of principal of, or interest on, the Securities may not be made may commence and the duration of the Payment Blockage Period may not exceed 179 days.  No Non-payment Default with respect to Designated Senior Indebtedness which existed or was continuing on the date of the commencement of any
Payment Blockage Period will be, or can be, made the basis for the commencement of a second Payment Blockage
Period, whether or not within a period of 365 consecutive days, unless such default shall have been cured or waived for a period of not less than 90 consecutive days.

(c)      In the event that, notwithstanding the foregoing, the Company shall make any payment to the Trustee or the Holder of any Security prohibited by the foregoing provisions of this Section, then and in such event such payment shall be paid over and delivered forthwith to a Senior Representative of the holders of the Designated
Senior Indebtedness or as a court of competent jurisdiction shall direct.

Section 12.04_____Payment Permitted if No Default.

         Nothing contained in this Article, elsewhere in this Indenture or in any other Securities shall prevent the Company, at any time except during the pendency of any case, proceeding, dissolution, liquidation or other winding up, assignment for the benefit of creditors or other marshaling of assets and liabilities of the Company referred to in Section 12.02 or under the conditions described in Section 12.03, from making payments at any time of principal of, premium, if any, or interest on the Securities.

Section 12.05_____Subrogation to Rights of Holders of Senior Indebtedness.

         Subject to the payment in full of all Senior Indebtedness in cash or Cash Equivalents or in any other form as acceptable to the holders of Senior Indebtedness, the Holders of the Securities shall be subrogated to the rights of the holders of such Senior Indebtedness to receive payments and distributions of cash, property and securities applicable to the Senior Indebtedness until the principal of, premium, if any, and interest on the
Securities shall be paid in full.  For purposes of such subrogation, no payments or distributions to the holders of Senior Indebtedness of any cash, property or securities to which the Holders or the Trustee would be entitled except for the provisions of this Article, and no payments over pursuant to the provisions of this Article to the holders of Senior Indebtedness by Holders of the Securities or the Trustee, shall, as among the Company, its creditors other than holders of Senior Indebtedness, and the Holders of the Securities, be deemed to be a payment or distribution by the Company to or on account of the Senior Indebtedness.

Section 12.06_____Provisions Solely to Define Relative Rights.

         The provisions of this Article are intended solely for the purpose of defining the relative rights of the Holders of the Securities on the one hand and the holders of Senior Indebtedness on the other hand.  Nothing contained in this Article or elsewhere in this Indenture or in the Securities is intended to or shall (a)impair, as among the Company, its creditors other than holders of Senior Indebtedness and the Holders of the Securities,
the obligation of the Company, which is absolute and unconditional, to pay to the Holders of the Securities the principal of, premium, if any, and interest on the Securities as and when the same shall become due and payable in accordance with their terms; or (b)affect the relative rights against the Company of the Holders of the
Securities and creditors of the Company other than the holders of Senior Indebtedness; or (c)prevent the Trustee or the Holder of any Security from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article of the holders of Senior Indebtedness
(1)in any case, proceeding, dissolution, liquidation or other winding up, assignment for the benefit of creditors or other marshaling of assets and liabilities of the Company referred to in Section 12.02, to receive, pursuant to and in accordance with such Section, cash, property and securities otherwise payable or deliverable to the
Trustee or such Holder, or (2)under the conditions specified in Section 12.03, to prevent any payment prohibited by such Section or enforce their rights pursuant to Section 12.03(c).

Section 12.07_____Trustee to Effectuate Subordination.

         Each Holder of a Security by his acceptance thereof authorizes and directs the Trustee on his behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article and appoints the Trustee his attorney-in-fact for any and all such purposes, including, in the event of any dissolution, winding up, liquidation or reorganization of the Company whether in bankruptcy, insolvency, receivership proceedings, or otherwise, the timely filing of a claim for the unpaid balance of the Indebtedness of the Company owing to such Holder in the form required in such proceedings and the causing of such claim to be approved.

Section 12.08_____No Waiver of Subordination Provisions.

(a)      No right of any present or future holder of any Senior Indebtedness to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the
Company or by any act or failure to act by any such holder, or by any non compliance by the Company with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

(b)      Without limiting the generality of Subsection (a)of this Section and notwithstanding any other provision contained herein, the holders of Senior Indebtedness may, at any time and from time to time, without the consent of or notice to the Trustee or the Holders of the Securities, without incurring responsibility to the
Holders of the Securities and without impairing or releasing the subordination provided in this Article or the obligations hereunder of the Holders of the Securities to the holders of Senior Indebtedness, do any one or more of the following: (1)change the manner, place or terms of payment or extend the time of payment of, or renew or alter, Senior Indebtedness or any instrument evidencing the same or any agreement under which Senior Indebtedness is outstanding; (2)sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing Senior Indebtedness; (3)release any Person liable in any manner for the collection or payment of Senior
Indebtedness; and (4)exercise or refrain from exercising any rights against the Company and any other Person, provided, however, that in no event shall any such actions limit the right of the Holders of the Securities to take any action to accelerate the maturity of the Securities in accordance with the provisions set forth in
Article Five or to pursue any rights or remedies under this Indenture or under applicable laws if the taking of such action does not otherwise violate the terms of this Article.

Section 12.09_____Notice to Trustee.

(a)      The Company shall give prompt written notice to the Trustee of any fact known to the Company which would prohibit the making of any payment to or by the Trustee in respect of the Securities or other Indenture
Obligations. Notwithstanding the provisions of this Article or any provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts which would prohibit the making of any payment to or by the Trustee in respect of the Securities, unless and until the Trustee shall have received written notice thereof from the Company or a holder of Senior Indebtedness or from a Senior Representative or any trustee, fiduciary or agent therefor; and, prior to the receipt of any such written notice, the Trustee shall be entitled in all respects to assume that no such facts exist; provided, however, that if the Trustee shall not have received the notice provided for in this Section prior to the date upon which by the terms hereof any money may become payable for any purpose (including, without limitation, the payment of the principal of, premium, if any, or interest on any Security or other Indenture Obligations), then, anything herein contained to the contrary notwithstanding but without limiting the rights and remedies of the holders of Senior Indebtedness or any trustee, fiduciary or agent thereof, the Trustee shall have full power and authority to receive such money and to apply the same to the purpose for which such money was received and shall not be affected by any notice to the contrary which may be received by it after such date; nor shall the Trustee be charged with knowledge of the curing of any such default or the elimination of the act or condition preventing any such payment unless and until the Trustee shall have received an Officers' Certificate to such effect.

(b)      The Trustee shall be entitled to rely on the delivery to it of a written notice to the Trustee and the
Company by a Person representing himself to be a Senior Representative or a holder of Senior Indebtedness (or a trustee, fiduciary or agent therefor) to establish that such notice has been given by a Senior Representative or a holder of Senior Indebtedness (or a trustee, fiduciary or agent therefor); provided, however, that failure to give such notice to the Company shall not affect in any way the ability of the Trustee to rely on such notice.
In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of Senior Indebtedness to participate in any payment or distribution pursuant to this Article, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the
Trustee as to the amount of Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article, and if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

Section 12.10_____Reliance on Judicial Order or Certificate of Liquidating Agent.

         Upon any payment or distribution of assets of the Company referred to in this Article, the Trustee and the Holders of the Securities shall be entitled to rely upon any order or decree entered by any court of competent jurisdiction in which such insolvency, bankruptcy, receivership, liquidation, reorganization, dissolution, winding up or similar case or proceeding is pending, or a certificate of the trustee in bankruptcy, receiver, liquidating trustee, custodian, assignee for the benefit of creditors, agent or other person making such payment or distribution, delivered to the Trustee or to the Holders of Securities, for the purpose of ascertaining the Persons entitled to participate in such payment or distribution, the holders of Senior
Indebtedness and other Indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article, provided that the foregoing shall apply only if such court has been fully apprised of the provisions of this Article.

Section 12.11_____Rights of Trustee as a Holder of Senior Indebtedness Preservation of Trustee's Rights.

         The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article with respect to any Senior Indebtedness which may at any time be held by it, to the same extent as any other holder of Senior Indebtedness, and nothing in this Indenture shall deprive the Trustee of any of its rights as such holder.  Nothing in this Article shall apply to claims of, or payments to, the Trustee under or pursuant to
Section 6.06.

Section 12.12_____Article Applicable to Paying Agents.

         In case at any time any Paying Agent other than the Trustee shall have been appointed by the Company and be then acting under this Indenture.  The term "Trustee" as used in this Article shall in such case (unless the context otherwise requires) be construed as extending to and including such Paying Agent within its meaning as fully for all intents and purposes as if such Paying Agent were named in this Article in addition to or in place of the Trustee; provided, however, that Section 12.11 shall not apply to the Company or any Affiliate of the
Company if it or such Affiliate acts as Paying Agent.

Section 12.13_____No Suspension of Remedies.

         Nothing contained in this Article shall limit the right of the Trustee or the Holders of Securities to take any action to accelerate the maturity of the Securities pursuant to Article Five and as set forth in this
Indenture or to pursue any rights or remedies hereunder or under applicable law, subject to the rights, if any, under this Article of the holders, from time to time, of Senior Indebtedness to receive the cash, property, or securities receivable upon the exercise of such rights or remedies.

Section 12.14_____Trustee's Relation to Senior Indebtedness.

         With respect to the holders of Senior Indebtedness. the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically, set forth in this Article, and no implied covenants or obligations with respect to the holders of Senior Indebtedness shall be read into this Article against the
Trustee.  The Trustee shall not be deemed to owe any fiduciary duty to the holders of Senior Indebtedness and the
Trustee shall not be liable to any holder of Senior Indebtedness if it shall mistakenly in the absence of gross negligence or willful misconduct pay over or deliver to Holders, the Company or any other Person moneys or assets to which any holder of Senior Indebtedness shall be entitled by virtue of this Article or otherwise.

ARTICLE XIII______

                                            SATISFACTION AND DISCHARGE

Section 13.01_____Satisfaction and Discharge of Indenture.
         This Indenture shall cease to be of further effect (except as to surviving rights of registration of transfer or exchange of Securities herein, rights to payment, including Additional Interest, and rights to replacement of stolen, lost or mutilated Securities expressly provided for) and the Trustee, on demand of and at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this
Indenture, when

(a)      either:

         (1) all the Securities theretofore authenticated and delivered (other than (i)Securities which have been destroyed, lost or stolen and which have been replaced or paid as provided in Section 3.08 or (ii)all
Securities for whose payment United States dollars have theretofore been deposited in trust or segregated and held in trust by the Company and thereafter repaid to the Company or discharged from such trust, as provided in
Section 10.03) have been delivered to the Trustee for cancellation; or

         (2) all such Securities not theretofore delivered to the Trustee for cancellation (x)have become due and payable, (y)will become due and payable at their Stated Maturity within one year, or (z)are to be called for redemption within one year under arrangements satisfactory to the Trustee for the giving of notice of redemption by the Trustee in the name, and at the expense, of the Company, and the Company or any Guarantor, in
the case of (2)(x), (y)or (z) above, has irrevocably deposited or caused to be deposited with the Trustee as trust funds in trust for that purpose an amount in United States dollars sufficient to pay and discharge the entire Indebtedness on the Securities not theretofore delivered to the Trustee for cancellation, for the principal of, premium, if any, and accrued interest at such Stated Maturity or Redemption Date;

(b)      the Company or any Guarantor has paid or caused to be paid all other sums payable hereunder by the
Company or any Guarantor; and

(c)      the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel stating that
(i)all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with and (ii)such satisfaction and discharge will not result in a breach or violation of or constitute a default under, this Indenture or any other material agreement or instrument to which the Company or any Guarantor is a party or by which the Company or any Guarantor is bound.

         Opinions of Counsel required to be delivered under this Section may have qualifications customary for opinions of the type required and counsel delivering such Opinions of Counsel may rely on certificates of the
Company or government or other officials customary for opinions of the type required, including certificates certifying as to matters of fact, including that various financial covenants have been complied with.

         Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the
Trustee under Section 6.06 and, if United States dollars shall have been deposited with the Trustee pursuant to subclause (2) of Subsection (a) of this Section. the obligations of the Trustee under Section 13.02 and the last paragraph of Section 10.03 shall survive such satisfaction and discharge.

Section 13.02_____Application of Trust Money.

         Subject to the provisions of the last paragraph of Section 10.03, all United States dollars deposited with the Trustee pursuant to Section 13.01 shall be held in trust and applied by it, in accordance with the provisions of the Securities and this Indenture, to the payment, either directly or through any Paying Agent
(including the Company acting as its own Paying Agent) as the Trustee may determine, to the Persons entitled thereto, of the principal of, premium, if any, and interest on the Securities for whose payment such United
States dollars have been deposited with the Trustee.

ARTICLE XIV_______

                                                     GUARANTEE

Section 14.01_____Guarantors' Guarantee.

         For value received, each of the Guarantors, in accordance with this Article Fourteen, hereby absolutely, unconditionally and irrevocably guarantees, jointly and severally, to the Trustee and the Holders, as if the
Guarantors were the principal debtor, the punctual payment and performance when due of all Indenture Obligations
(which for purposes of this Guarantee shall also be deemed to include all commissions, fees, charges, costs and other expenses (including reasonable legal fees and disbursements of one counsel in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances) arising out of or incurred by the Trustee or the Holders in connection with the enforcement of this Guarantee).

Section 14.02_____Continuing Guarantee; No Right of Set-Off; Independent Obligation.

(a)      This Guarantee shall be a continuing guarantee of the payment and performance of all Indenture
Obligations and shall remain in full force and effect until the payment in full of all of the Indenture
Obligations and shall apply to and secure any ultimate balance due or remaining unpaid to the Trustee or the
Holders; and this Guarantee shall not be considered as wholly or partially satisfied by the payment or liquidation at any time or from time to time of any sum of money for the time being due or remaining unpaid to the Trustee or the Holders.  Each Guarantor, jointly and severally, covenants and agrees to comply with all obligations, covenants, agreements and provisions applicable to it in this Indenture including those set forth in
Article Eight. Without limiting the generality of the foregoing, each of the Guarantors' liability shall extend to all amounts which constitute part of the Indenture Obligations and would be owed by the Company under this
Indenture and the Securities but for the fact that they are unenforceable, reduced, limited, impaired, suspended or not allowable due to the existence of a bankruptcy, reorganization or similar proceeding involving the Company.

(b)      Each Guarantor, jointly and severally, hereby guarantees that the Indenture Obligations will be paid to the Trustee without set-off or counterclaim or other reduction whatsoever (whether for taxes, withholding or otherwise) in lawful currency of the United States of America.

(c)      Each Guarantor, jointly and severally, guarantees that the Indenture Obligations shall be paid strictly in accordance with their terms regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the holders of the Securities.

(d)      Each Guarantor's liability to pay or perform or cause the performance of the Indenture Obligations under this Guarantee shall arise forthwith after demand for payment or performance by the Trustee has been given to the
Guarantors in the manner prescribed in Section 1.06 hereof.

(e)      Except as provided herein, the provisions of this Article Fourteen cover all agreements between the parties hereto relative to this Guarantee and none of the parties shall be bound by any representation, warranty or promise made by any Person relative thereto which is not embodied herein; and it is specifically acknowledged and agreed that this Guarantee has been delivered by each Guarantor free of any conditions whatsoever and that no representations, warranties or promises have been made to any Guarantor affecting its liabilities hereunder, and that the Trustee shall not be bound by any representations, warranties or promises now or at any time hereafter made by the Company to any Guarantor.

Section 14.03_____Guarantee Absolute.

         The obligations of the Guarantors hereunder are independent of the obligations of the Company under the
Securities and this Indenture and a separate action or actions may be brought and prosecuted against any
Guarantor whether or not an action or proceeding is brought against the Company and whether or not the Company is joined in any such action or proceeding.  The liability of the Guarantors hereunder is irrevocable, absolute and unconditional and (to the extent permitted by law) the liability and obligations of the Guarantors hereunder shall not be released, discharged, mitigated, waived, impaired or affected in whole or in part by, and each
Guarantor hereby expressly waives to the fullest extent permitted by law any defense by reason of:

(a)      any defect or lack of validity or enforceability in respect of any Indebtedness or other obligation of the Company or any other Person under this Indenture or the Securities, or any agreement or instrument relating to any of the foregoing;

(b)      any grants of time, renewals, extensions, indulgences, releases, discharges or modifications which the
Trustee or the Holders may extend to, or make with, the Company, any Guarantor or any other Person, or any change in the time, manner or place of payment of, or in any other term of, all or any of the Indenture Obligations, or any other amendment or waiver of, or any consent to or departure from, this Indenture or the Securities, including any increase or decrease in the Indenture Obligations;

(c)      the taking of security from the Company, any Guarantor or any other Person, and the release, discharge or alteration of, or other dealing with, such security;

(d)      the occurrence of any change in the laws, rules, regulations or ordinances of any jurisdiction by any present or future action of any governmental authority or court amending, varying, reducing or otherwise affecting, or purporting to amend, vary, reduce or otherwise affect, any of the Indenture Obligations and the obligations of any Guarantor hereunder;

(e)      the abstention from taking security from the Company, any, Guarantor or any other Person or from perfecting, continuing to keep perfected or taking advantage of any security;

(f)      any loss, diminution of value or lack of enforceability of any security received from the Company, any
Guarantor or any other Person, and including any other guarantees received by the Trustee:

(g)      any other dealings with the Company, any Guarantor or any other Person, or with any security;

(h)      the Trustee's or the Holders' acceptance of compositions from the Company or any Guarantor;

(i)      the application by the Holders or the Trustee of all monies at any time and from time to time received from the Company, any Guarantor or any other Person on account of any indebtedness and liabilities owing by the
Company or any Guarantor to the Trustee or the Holders, in such manner as the Trustee or the Holders deems best and the changing of such application in whole or in part and at any time or from time to time, or any manner of application of collateral, if any, or proceeds thereof, to all or any of the Indenture Obligations, or the manner of sale of any such collateral;

(j)      the release or discharge of the Company or any Guarantor of the Securities or of any Person liable directly as surety or otherwise by operation of law or otherwise for the Securities, other than an express release in writing given by the Trustee, on behalf of the Holders, of the liability and obligations of any
Guarantor hereunder;

(k)      any change in the name, business, capital structure or governing instrument of the Company or any
Guarantor or any refinancing or restructuring of any of the Indenture Obligations;

(l)      the sale of the Company's or any Guarantor's business or any part thereof;

(m)      subject to Section 14.14, any merger or consolidation, arrangement or reorganization of the Company, any
Guarantor, any Person resulting from the merger or consolidation of the Company or any Guarantor with any other
Person or any other successor to such Person or merged or consolidated Person or any other change in the corporate existence, structure or ownership of the Company or any Guarantor;

(n)      the insolvency, bankruptcy, liquidation, windingup, dissolution, receivership or distribution of the assets of the Company or its assets or any resulting discharge of any obligations of the Company (whether voluntary or involuntary) or of any Guarantor or the loss of corporate existence;

(o)      subject to Section 14.14, any arrangement or plan of reorganization affecting the Company or any
Guarantor;

(p)      any other circumstance (including any statute of limitations) that might otherwise constitute a defense available to, or discharge of, the Company or any Guarantor;

(q)      any modification, compromise, settlement or release by the Trustee, or by operation of law or otherwise, of the Indenture Obligations or the liability of the Company or any other obligor under the Securities, in whole or in part, and any refusal of payment by the Trustee, in whole or in part, from any other obligor or other guarantor in connection with any of the Indenture Obligations, whether or not with notice to, or further assent by, or any reservation of rights against, each of the Guarantors;

(r)      the illegality, invalidity or unenforceability of all or any part of the Indenture Obligations, the
Indenture or the Securities; or

(s)      any law that provides that the obligation of a surety or guarantor must neither be larger in amount nor more burdensome than that of the principal or which reduces a surety's or guarantor's obligation in proportion to the principal obligation.

Section 14.04_____Right to Demand Full Performance.

         In the event of any demand for payment or performance by the Trustee from any Guarantor hereunder, the
Trustee or the Holders shall have the right to demand its full claim and to receive all payments in respect thereof until the Indenture Obligations have been paid in full, and the Guarantors shall continue to be jointly and severally liable hereunder for any balance which may be owing to the Trustee or the Holders by the Company under this Indenture and the Securities.  The retention by the Trustee or the Holders of any security, prior to the realization by the Trustee or the Holders of its rights to such security upon foreclosure thereon, shall not, as between the Trustee and any Guarantor, be considered as a purchase of such security, or as payment, satisfaction or reduction of the Indenture Obligations due to the Trustee or the Holders by the Company or any
part thereof.

Section 14.05_____Waivers.

(a)      Each Guarantor hereby expressly waives (to the extent permitted by law) notice of the acceptance of this
Guarantee and notice of the existence, renewal, extension or the non-performance, non-payment, or non-observance on the part of the Company of any of the terms, covenants, conditions and provisions of this Indenture or the
Securities or any other notice whatsoever to or upon the Company or such Guarantor with respect to the Indenture
Obligations.  Each Guarantor hereby acknowledges communication to it of the terms of this Indenture and the
Securities and all of the provisions therein contained and consents to and approves the same.  Each Guarantor hereby expressly waives (to the extent permitted by law) diligence, presentment, protest and demand for payment.

(b)      Without prejudice to any of the rights or recourses which the Trustee or the Holders may have against the Company, each Guarantor hereby expressly waives (to the extent permitted by law) any right to require the
Trustee or the Holders to:

(i)      initiate or exhaust any rights, remedies or recourse against the Company, any Guarantor or any other
         Person;

(ii)     value, realize upon, or dispose of any security of the Company or any other Person held by the Trustee or the Holders; or

(iii)    initiate or exhaust any other remedy which the Trustee or the Holders may have in law or equity;

before requiring or becoming entitled to demand payment from such Guarantor under this Guarantee.

Section 14.06_____The Guarantors Remain Obligated in Event the Company Is No Longer Obligated to Discharge
                           Indenture Obligations.

         It is the express intention of the Trustee and the Guarantors that if for any reason the Company has no legal existence, is or becomes under no legal obligation to discharge the Indenture Obligations owing to the
Trustee or the Holders by the Company or if any of the Indenture Obligations owing by the Company to the Trustee or the Holders becomes irrecoverable from the Company by operation of law or for any reason whatsoever, this
Guarantee and the covenants, agreements and obligations of the Guarantors contained in this Article Fourteen shall nevertheless be binding upon the Guarantors, as principal debtor, until such time as all such Indenture
Obligations have been paid in full to the Trustee and all Indenture Obligations owing to the Trustee or the
Holders by the Company have been discharged, or such earlier time as Section 4.02 shall apply to the Securities and the Guarantors shall be responsible for the payment thereof to the Trustee or the Holders upon demand.

Section 14.07_____Fraudulent Conveyance; Subrogation.

(a)      Any term or provision of this Guarantee to the contrary notwithstanding, the aggregate amount of the
Indenture Obligations guaranteed hereunder shall be reduced to the extent necessary to prevent this Guarantee from violating or becoming voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally.

(b)      Each Guarantor hereby waives all rights of subrogation or contribution, whether arising by contract or operation of law (including, without limitation, any such right arising under federal bankruptcy law) or otherwise by reason of any payment by it pursuant to the provisions of this Article Fourteen.  The Guarantor further agrees that, to the extent that the waiver of, or agreement not to exercise, any such rights, remedies, powers or privileges is found by a court of competent jurisdiction to be void or voidable for any reason, any such rights, remedies, powers or privileges the Guarantor may have shall be junior and subordinate to the rights, remedies, powers and privileges of the Holders against the Guarantor under this Guarantee.

Section 14.08_____Guarantee Is in Addition to Other Security.

         This Guarantee shall be in addition to and not in substitution for any other guarantees or other security which the Trustee may now or hereafter hold in respect of the Indenture Obligations owing to the Trustee or the Holders by the Company and (except as may be required by law) the Trustee shall be under no obligation to marshal in favor of each of the Guarantors any other guarantees or other security or any moneys or other assets which the Trustee may be entitled to receive or upon which the Trustee or the Holders may have a claim.

Section 14.09_____Release of Security Interests.

         Without limiting the generality of the foregoing and except as otherwise provided in this Indenture, each Guarantor hereby consents and agrees, to the fullest extent permitted by applicable law, that the rights of the Trustee hereunder, and the liability of the Guarantors hereunder, shall not be affected by any releases for any purpose of any collateral, if any, from the Liens and security interests created by any collateral document and that this Guarantee shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the Indenture Obligations is rescinded or must otherwise be returned by the Trustee upon the insolvency, bankruptcy or reorganization of the Company or otherwise, all as though such payment had not been made.

Section 14.10_____No Bar to Further Actions.

         Except as provided by law, no action or proceeding brought or instituted under Article Fourteen and this
Guarantee and no recovery or judgment in pursuance thereof shall be a bar or defense to any further action or proceeding which may be brought under Article Fourteen and this Guarantee by reason of any further default or defaults under Article Fourteen and this Guarantee or in the payment of any of the Indenture Obligations owing by the Company.

Section 14.11_____Failure to Exercise Rights Shall Not Operate as a Waiver; No Suspension of Remedies.

(a)      No failure to exercise and no delay in exercising, on the part of the Trustee or the Holders, any right, power, privilege or remedy under this Article Fourteen and this Guarantee shall operate as a waiver thereof, nor shall any single or partial exercise of any rights, power, privilege or remedy preclude any other or further exercise thereof, or the exercise of any other rights, powers, privileges or remedies.  The rights and remedies herein provided for are cumulative and not exclusive of any rights or remedies provided in law or equity.

(b)      Nothing contained in this Article Fourteen shall limit the right of the Trustee or the Holders to take any action to accelerate the maturity of the Securities pursuant to Article Five or to pursue any rights or remedies hereunder or under applicable law.

Section 14.12_____Trustee's Duties, Notice to Trustee.

         Any provision in this Article Fourteen or elsewhere in this Indenture allowing the Trustee to request any information or to take any action authorized by, or on behalf of any Guarantor, shall be permissive and shall not be obligatory on the Trustee except as the Holders may direct in accordance with the provisions of this
Indenture or the failure of the Trustee to request any such information or to take any such action arises from the Trustee's negligence or willful misconduct.

Section 14.13_____Successors and Assigns.

         All terms, agreements and conditions of this Article Fourteen shall extend to and be binding upon each
Guarantor and its successors and permitted assigns and shall enure to the benefit of and may be enforced by the
Trustee and its successors and assigns, provided, however, that the Guarantors may not assign any of their rights or obligations hereunder other than in accordance with Article Eight.

Section 14.14_____Release of Guarantee.

         Concurrently with the payment in full of all of the Indenture Obligations, the Guarantors shall be released from and relieved of their obligations under this Article Fourteen.  Upon the delivery by the Company to the Trustee of an Officer's Certificate and an Opinion of Counsel to the effect that the transaction giving rise to the release of this Guarantee was made by the Company in accordance with the provisions of this Indenture and the Securities, the Trustee shall execute any documents reasonably required in order to evidence the release of the Guarantors from their obligations under this Guarantee.  If any of the Indenture Obligations are revived and reinstated after the termination of this Guarantee, then all of the obligations of the Guarantors under this
Guarantee shall be revived and reinstated as if this Guarantee had not been terminated until such time as the
Indenture Obligations are paid in full, and each Guarantor shall enter into an amendment to this Guarantee, reasonably satisfactory to the Trustee, evidencing such revival and reinstatement.

         This Guarantee shall terminate with respect to each Guarantor and shall be automatically and unconditionally released and discharged as provided in Section 10.14(d).

Section 14.15_____Execution of Guarantee.

         To evidence the Guarantee, each Guarantor hereby agrees to execute the guarantee substantially in the form set forth in Section 2.06, to be endorsed on each Security authenticated and delivered by the Trustee and that this Indenture shall be executed on behalf of each Guarantor by its Chairman of the Board, its President, or
one of its Vice Presidents and attested by its Secretary or one of its Assistant Secretaries.  The signature of any of these officers on the Securities may be manual or facsimile.

Section 14.16_____Guarantee Subordinate to Guarantor Senior Indebtedness.

         Each Guarantor covenants and agrees, and each Holder of a Guarantee, by acceptance thereof, likewise covenants and agrees, that, to the extent and in the manner hereinafter set forth in this Article, the
Indebtedness represented by the Guarantees is hereby made subordinate and subject in right of payment as provided in this Article to the prior payment in full, in cash or Cash Equivalents or in any other form as acceptable to the holders of Guarantor Senior Indebtedness, of all Guarantor Senior Indebtedness; provided, however, that the
Indebtedness represented by this Guarantee in all respects shall rank equally with, or prior to, all existing and future Indebtedness of such Guarantor that is expressly subordinated to such Guarantor's Guarantor Senior
Indebtedness.  This Guarantee shall not be senior in right of payment to the Existing Guarantees.

         This Article Fourteen shall constitute a continuing offer to all Persons who, in reliance upon such provisions, become holders of, or continue to hold Guarantor Senior Indebtedness, and such provisions are made for the benefit of the holders of Guarantor Senior Indebtedness; and such holders are made obligees hereunder and they or each of them may enforce such provisions.

         With respect to the relative rights of Holders and holders of Senior Indebtedness and Guarantor Senior
Indebtedness and for the purpose of Section 14.07(a), each Holder of a Security by his acceptance thereof acknowledges that all Senior Indebtedness and any guarantee by a Guarantor of such Senior Indebtedness shall be deemed to have been incurred prior to the incurrence by such Guarantor of its liability under its Guarantee.

Section 14.17_____Payment Over of Proceeds Upon Dissolution of the Guarantor, etc.

         In the event of (a)any insolvency or bankruptcy case or proceeding, or any receivership, liquidation, reorganization or other similar case or proceeding in connection therewith, relative to any Guarantor or to its creditors, as such, or to its assets, or (b)any liquidation, dissolution or other winding up of any Guarantor, whether voluntary or involuntary and whether or not involving insolvency or bankruptcy, or (c)any assignment for the benefit of creditors or any other marshaling of assets or liabilities of any Guarantor, then and in any such event:

                  (1)  the holders of Guarantor Senior Indebtedness shall be entitled to receive payment in full in cash or Cash Equivalents or in any other form as acceptable to the holders of Guarantor Senior
         Indebtedness of all amounts due on or in respect of all Guarantor Senior Indebtedness, before the
         Holders of the Securities are entitled to receive any payment or distribution of any kind or character
         (excluding Permitted Guarantor Junior Securities) on account of the Guarantee of such Guarantor;

                  (2)  any payment or distribution of assets of any Guarantor of any kind or character, whether in cash, property or securities (excluding Permitted Guarantor Junior Securities), by setoff or otherwise, to which the Holders or the Trustee would be entitled but for the provisions of this Article shall be paid by the liquidating trustee or agent or other Person making such payment or distribution.
         whether a trustee in bankruptcy, a receiver or liquidating trustee or otherwise, directly to the holders of Guarantor Senior Indebtedness or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Guarantor Senior
         Indebtedness may have been issued, ratably according to the segregated amounts remaining unpaid on account of the Senior Guarantor Indebtedness held or represented by each, to the extent necessary to make payment in full in cash or Cash Equivalents or in any other form as acceptable to the holders of
         Guarantor Senior Indebtedness of all Guarantor Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution to the holders of such Guarantor Senior Indebtedness; and

                  (3)  in the event that, notwithstanding the foregoing provisions of this Section, the Trustee or the Holder of any Security shall have received any payment or distribution of assets of any Guarantor of any kind or character, whether in cash, property or securities, in respect of the Guarantee of such
         Guarantor before all Guarantor Senior Indebtedness is paid in full, then and in such event such payment or distribution (excluding Permitted Guarantor Junior Securities) shall be paid over or delivered forthwith to the trustee in bankruptcy, receiver, liquidating trustee, custodian, assignee, agent or other person making payment or distribution of assets of such Guarantor for application to the payment of all Guarantor Senior Indebtedness remaining unpaid, to the extent necessary to pay all Guarantor
         Senior Indebtedness in full in cash or Cash Equivalents or in any other form as acceptable to the holders of Guarantor Senior Indebtedness after giving effect to any concurrent payment or distribution to or for the holders of Guarantor Senior Indebtedness.

         The consolidation of any Guarantor with, or the merger of any Guarantor with or into, another Person or the liquidation or dissolution of any Guarantor following the sale, assignment, conveyance, transfer, lease or other disposal of all or substantially all of such Guarantor's properties or assets to another Person upon the terms and conditions set forth in Article Eight shall not be deemed a dissolution, winding up, liquidation, reorganization, assignment for the benefit of creditors or marshaling of assets and liabilities of such Guarantor for the purposes of this Section if the Person formed by such consolidation or the surviving entity of such merger or the Person which acquires by sale, assignment, conveyance, transfer, lease or other disposal of all or substantially all of such Guarantor's properties and assets, as the case may be, shall, as a part of such consolidation, merger, sale, assignment, conveyance, transfer, lease or other disposal comply with the conditions set forth in Article Eight.

Section 14.18_____Default on Guarantor Senior Indebtedness.

(a)      Upon the maturity of any Guarantor Senior Indebtedness by lapse of time, acceleration or otherwise, all principal thereof and interest thereon and other amounts due in connection therewith shall first be paid in full or such payment duly provided for before any payment is made by any of the Guarantors or any Person acting on behalf of any of the Guarantors in respect of the Guarantee of such Guarantor.

(b)      No payment (excluding payments in the form of Permitted Guarantor Junior Securities) shall be made by any Guarantor in respect of its Guarantee during the period in which Section 14.17 shall be applicable, during any suspension of payments in effect under Section 12.03(a) of this Indenture or during any Payment Blockage
Period in effect under Section 12.03(b) of this Indenture.

(c)      In the event that, notwithstanding the foregoing, any Guarantor shall make any payment to the Trustee or the Holder of its Guarantee prohibited by the foregoing provisions of this Section, then and in such event such payment shall be paid over and delivered forthwith to the Guarantor Senior Representative or as a court of competent jurisdiction shall direct.

Section 14.19_____Payment Permitted by Each of the Guarantors if No Default.

         Nothing contained in this Article, elsewhere in this Indenture or in any of the Securities shall prevent any Guarantor, at any time except during the pendency of any case, proceeding, dissolution, liquidation or other winding up, assignment for the benefit of creditors or other marshaling of assets and liabilities of such
Guarantor referred to in Section 14.17 or under the conditions described in Section 14.18, from making payments at any time of principal of, premium, if any, or interest on the Securities.

Section 14.20_____Subrogation to Rights of Holders of Guarantor Senior Indebtedness.

         Subject to the payment in full of all Guarantor Senior Indebtedness in cash or Cash Equivalents or in any other form acceptable to the holders of Guarantor Senior Indebtedness, the Holders of the Securities shall be subrogated to the rights of the holders of such Guarantor Senior Indebtedness to receive payments and distributions of cash, property and securities applicable to the Guarantor Senior Indebtedness until the principal of, premium, if any, and interest on the Securities shall be paid in full.  For purposes of such subrogation, no payments or distributions to the holders of Guarantor Senior Indebtedness of any cash, property or securities to which the Holders of the Securities or the Trustee would be entitled except for the provisions of this Article, and no payments over pursuant to the provisions of this Article to the holders of Guarantor
Senior Indebtedness by Holders of the Securities or the Trustee, shall, as among any Guarantor, its creditors other than holders of Guarantor Senior Indebtedness, and the Holders of the Securities, be deemed to be a payment or distribution by such Guarantor to or on account of the Guarantor Senior Indebtedness.

Section 14.21_____Provisions Solely to Define Relative Rights.

         The provisions of Sections 14.16 through 14.29 of this Indenture are intended solely, for the purpose of defining the relative rights of the Holders of the Securities on the one hand and the holders of Guarantor Senior
Indebtedness on the other hand.  Nothing contained in this Article or elsewhere in this Indenture or in the
Securities is intended to or shall (a)impair, as among any Guarantor, its creditors other than holders of
Guarantor Senior Indebtedness and the Holders of the Securities, the obligation of such Guarantor, which is absolute and unconditional, to pay to the Holders of the Securities the principal of, premium, if any, and interest on the Securities as and when the same shall become due and payable in accordance with their terms; or
(b)affect the relative rights against each of the Guarantors of the Holders of the Securities and creditors of each of the Guarantors other than the holders of Guarantor Senior Indebtedness; or (c)prevent the Trustee or the
Holder of any Security from exercising all remedies otherwise permitted by applicable law upon default under this
Indenture, subject to the rights, if any, under this Article of the holders of Guarantor Senior Indebtedness
(1)in any case, proceeding, dissolution, liquidation or other winding up, assignment for the benefit of creditors or other marshaling of assets and liabilities of the Guarantors referred to in Section 14.17, to receive, pursuant to and in accordance with such Section, cash, property and securities otherwise payable or deliverable to the Trustee or such Holder, or (2)under the conditions specified in Section 14.18, to prevent any payment prohibited by such Section or enforce their rights pursuant to Section 14.18(c).

Section 14.22_____Trustee to Effectuate Subordination.

         Each Holder of a Security by his acceptance thereof authorizes and directs the Trustee on his behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article and appoints the Trustee his attorney-in-fact for any and all such purposes, including, in the event of any dissolution, winding-up, liquidation or reorganization of any Guarantor whether in bankruptcy, insolvency, receivership proceedings, or otherwise, the timely filing of a claim for the unpaid balance of the Indebtedness of any Guarantor owing to such Holder in the form required in such proceedings and the causing of such claim to be approved.

Section 14.23_____No Waiver of Subordination Provisions.

(a)      No right of any present or future holder of any Guarantor Senior Indebtedness to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of any Guarantor or by, any act or failure to act by any such holder, or by any non-compliance by any
Guarantor with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

(b)      Without limiting the generality of Subsection (a)of this Section and notwithstanding any other provision contained herein, the holders of Guarantor Senior Indebtedness may at any time and from time to time, without the consent of or notice to the Trustee or the Holders of the Securities, without incurring responsibility to the Holders of the Securities and without impairing or releasing the subordination provided in this Article or the obligations hereunder of the Holders of the Securities to the holders of Guarantor Senior
Indebtedness, do any one or more of the following: (1)change the manner, place or terms of payment or extend the time of payment of, or renew or alter, Guarantor Senior Indebtedness or any instrument evidencing the same or any agreement under which Guarantor Senior Indebtedness is outstanding; (2)sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing Guarantor Senior Indebtedness; (3)release any Person liable in any manner for the collection or payment of Guarantor Senior Indebtedness; and (4)exercise or refrain from exercising any rights against any of the Guarantors and any other Person; provided, however, that in no event shall any such actions limit the right of the Holders of the Securities to take any action to accelerate the maturity of the Securities in accordance with the provisions set forth in Article 5 or to pursue any rights or remedies under this Indenture or under applicable laws if the taking of such action does not otherwise violate the terms of this Article.

Section 14.24_____Notice to Trustee by Each of the Guarantors.

(a)      Each Guarantor shall give prompt written notice to the Trustee of any fact known to such Guarantor which would prohibit the making of any payment to or by the Trustee in respect of the Guarantee.  Notwithstanding the provisions of this Article or any provision of this Indenture, the Trustee shall not be charged with knowledge of the existence of any facts which would prohibit the making of any payment to or by the Trustee in respect of the
Securities, unless and until the Trustee shall have received written notice thereof from any Guarantor or a holder of Guarantor Senior Indebtedness or from a Guarantor Senior Representative or any trustee, fiduciary or agent therefor; and, prior to the receipt of any such written notice, the Trustee shall be entitled in all respects to assume that no such facts exist; provided, however, that if the Trustee shall not have received the notice provided for in this Section prior to the date upon which by the terms hereof any money may become payable for any purpose (including, without limitation, the payment of the principal of, premium, if any, or interest on any Security or any other Indenture Obligations), then, anything herein contained to the contrary notwithstanding but without limiting the rights and remedies of the holders of Guarantor Senior Indebtedness or any trustee, fiduciary or agent thereof, the Trustee shall have full power and authority to receive such money and to apply the same to the purpose for which such money was received and shall not be affected by any notice to the contrary which may be received by it after such date; nor shall the Trustee be charged with knowledge of the curing of any such default or the elimination of the act or condition preventing any such payment unless and until the Trustee shall have received an Officers' Certificate to such effect.

(b)      The Trustee shall be entitled to rely on the delivery to it of a written notice to the Trustee and each
Guarantor by a Person representing himself to be a representative of one or more holders of Designated Guarantor
Senior Indebtedness (a "Guarantor Senior Representative") or a holder of Guarantor Senior Indebtedness (or a trustee, fiduciary or agent therefor) to establish that such notice has been given by a Guarantor Senior
Representative or a holder of Guarantor Senior Indebtedness (or a trustee, fiduciary or agent therefor);
provided, however, that failure to give such notice to the Company shall not affect in any way the ability of the
Trustee to rely on such notice. In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of Guarantor Senior Indebtedness to participate in any payment or distribution pursuant to this Article, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Guarantor Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article, and if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

Section 14.25_____Reliance on Judicial Order or Certificate of Liquidating Agent.

         Upon any payment or distribution of assets of any Guarantor referred to in this Article, the Trustee and the Holders of the Securities shall be entitled to rely upon any order or decree entered by any court of competent jurisdiction in which such insolvency, bankruptcy, receivership, liquidation, reorganization, dissolution, winding up or similar case or proceeding is pending, or a certificate of the trustee in bankruptcy, receiver, liquidating trustee, custodian, assignee for the benefit of creditors, agent or other person making such payment or distribution, delivered to the Trustee or to the Holders of Securities, for the purpose of ascertaining the Persons entitled to participate in such payment or distribution, the holders of Guarantor Senior
Indebtedness and other Indebtedness of such Guarantor, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article; provided that the foregoing shall apply only if such court has been fully apprised of the provisions of this Article.

Section 14.26_____Rights of Trustee as a Holder of Guarantor Senior Indebtedness; Preservation of Trustee's
                           Rights.

         The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article with respect to any Guarantor Senior Indebtedness which may at any time be held by it, to the same extent as any other holder of Guarantor Senior Indebtedness, and nothing in this Indenture shall deprive the Trustee of any of its rights as such holder.  Nothing in this Article shall apply to claims of, or payments to, the Trustee under or pursuant to Section 6.06.

Section 14.27_____Article Applicable to Paying Agents.

         In case at any time any Paying Agent other than the Trustee shall have been appointed by the Company and be then acting under this Indenture, the term "Trustee" as used in this Article shall in such case (unless the context otherwise requires) be construed as extending to and including such Paying Agent within its meaning as fully for all intents and purposes as if such Paying Agent were named in this Article in addition to or in place of the Trustee, provided, however, that Sections 14.14, 14.24 and 14.26 shall not apply to the Company or any
Affiliate of the Company if it or such Affiliate acts as Paying Agent.

Section 14.28_____No Suspension of Remedies.

         Nothing contained in this Article shall limit the right of the Trustee or the Holders of Securities to take any action to accelerate the maturity of the Securities pursuant to the provisions described under Article
Five and as set forth in this Indenture or to pursue any rights or remedies hereunder or under applicable law, subject to the rights, if any, under this Article of the holders, from time to time, of Guarantor Senior
Indebtedness to receive the cash, property or securities receivable upon the exercise of such rights or remedies.

Section 14.29_____Trustee's Relation to Guarantor Senior Indebtedness.

         With respect to the holders of Guarantor Senior Indebtedness, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article, and no implied covenants or obligations with respect to the holders of Guarantor Senior Indebtedness shall be read into this
Article against the Trustee.  The Trustee shall not be deemed to owe any fiduciary duty to the holders of
Guarantor Senior Indebtedness and the Trustee shall not be liable to any holder of Guarantor Senior Indebtedness if it shall mistakenly in the absence of gross negligence or willful misconduct pay over or deliver to Holders, the Company or any other Person moneys or assets to which any holder of Guarantor Senior Indebtedness shall be entitled by virtue of this Article or otherwise.

Section 14.30_____Limitation on Guarantee.

         In any proceeding involving any state corporate law or any state or federal bankruptcy, insolvency, reorganization or other law affecting the rights of creditors generally, if the obligations of any Guarantor under its Guarantee would otherwise, be held or determined to be void, invalid or unenforceable or if the claims of the Holders in respect of such obligations would be subordinated to the claims of any other creditors other than creditors under Senior Indebtedness on account of the Guarantor's liability under its Guarantee, then, notwithstanding any other provision of this Guarantee to the contrary, the amount of such liability shall, without any further action by the Guarantor, the Holders or any other Person, be automatically limited and reduced to the highest amount that is valid and enforceable and not subordinated to the claims of other creditors as determined in such action or proceeding.

         If an officer whose signature is on this Indenture no longer holds that office at the time the Trustee authenticates a Security on which a Guarantee is endorsed, such Guarantee shall be valid nevertheless.

         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, all as of the day and year first above written.

                                                     SALEM COMMUNICATIONS HOLDING CORPORATION, a Delaware
                                                     corporation, as issuer

By:	/s/ David A.R. Evans

Name:	David A.R. Evans
Title:	Senior Vice President and Chief Financial Officer

Attest:	/s/ Jonathan L. Block

Name:	Jonathan L. Block
Title:	Vice President, General Counsel and Secretary
ATEP RADIO, INC. BISON MEDIA, INC. CARON BROADCASTING, INC. CCM COMMUNICATIONS, INC. COMMON GROUND BROADCASTING, INC. GOLDEN GATE BROADCASTING COMPANY INC. INLAND RADIO, INC. INSPIRATION MEDIA, INC. INSPIRATION MEDIA OF PENNSYLVANIA, LP INSPIRATION MEDIA OF TEXAS, LLC KINGDOM DIRECT, INC. NEW ENGLAND CONTINENTAL MEDIA, INC. NEW INSPIRATION BROADCASTING COMPANY, INC. OASIS RADIO, INC. ONEPLACE, LLC PENNSYLVANIA MEDIA ASSOCIATES, INC. RADIO 1210, INC. REACH SATELITE NETWORK, INC. SALEM COMMUNICATIONS ACQUISITION CORPORATION SALEM MEDIA CORPORATION SALEM MEDIA OF COLORADO, INC. SALEM MEDIA OF GEORGIA, INC. SALEM MEDIA OF HAWAII, INC. SALEM MEDIA OF ILLINOIS, LLC SALEM MEDIA OF KENTUCKY, INC. SALEM MEDIA OF NEW YORK, LLC SALEM MEDIA OF OHIO, INC. SALEM MEDIA OF OREGON, INC. SALEM MEDIA OF PENNSYLVANIA, INC. SALEM MEDIA OF TEXAS, INC. SALEM MEDIA OF VIRGINIA, INC. SALEM MUSIC NETWORK, INC. SALEM RADIO NETWORK INCORPORATED SALEM RADIO OPERATIONS, LLC SALEM RADIO OPERATIONS - PENNSYLVANIA, INC. SALEM RADIO PROPERTIES, INC. SALEM RADIO REPRESENTATIVES, INC. SCA LICENSE CORPORATION SOUTH TEXAS BROADCASTING, INC. SRN NEWS NETWORK, INC. VISTA BROADCASTING, INC. as Guarantors THE BANK OF NEW YORK, as Trustee

By:	/s/ David A.R. Evans

Name:	David A.R. Evans
Title:	Chief Financial Officer

Sal.Indenture.doc
                                                    SCHEDULE I
                         EXISTING INDEBTEDNESS OF SALEM COMMUNICATIONS HOLDING CORPORATION
                                            AND RESTRICTED SUBSIDIARIES

9½% Senior Subordinated Notes due 2007 and the guarantees thereof pursuant to the Existing Indenture as in effect on the date hereof.

                                                        A-3

Sal.Indenture.doc
                                                                                                          Exhibit A
                                                        A-1

Sal.Indenture.doc
                               [Form Of Restricted Securities Transfer Certificate]

                               RESTRICTED SECURITIES TRANSFER CERTIFICATE (GENERAL)

               (For transfers pursuant to Section 3.07(a) or (b) of the Indenture referred to below)

Salem Communications Holding Corporation
4880 Santa Rosa Road, Suite 300
Camarillo, California 93012

The Bank of New York,
as Securities Registrar
101 Barclay Street, 21 W,
New York, New York 10286

         Re:   9% Senior Subordinated Notes Due 2011 (the "Securities")

         Reference is made to the Indenture, dated as of June 25, 2001 (the "Indenture"), among Salem
Communications Holding Corporation, a Delaware corporation, the guarantors party thereto and The Bank of New
York, as trustee.  Terms used herein and defined in the Indenture, Rule 144A or Rule 144 under the U.S.
Securities Act of 1933 (the "Securities Act") are used herein as so defined.

         This certificate relates to $____________ aggregate principal amount of Securities, which are evidenced by the following certificate(s) (the "Specified Securities"):

         CUSIP No(s).____________________________

         CERTIFICATE No(s).______________________

         CURRENTLY IN BOOKENTRY FORM: Yes __ No __ (check one)

         The person in whose name this certificate is executed below (the "Undersigned") hereby certifies that either (i)such person is the sole beneficial owner of the Specified Securities or (ii)such person is acting on behalf of all the beneficial owners of the Specified Securities and is duly authorized by them to do so.  Such beneficial owner or owners are referred to herein collectively as the "Owner".  If the Specified Securities are
represented by a Global Security, they are held through a Depositary (except in the name of the "The Depository
Trust Company") or an Agent Member in the name of the Undersigned, as or on behalf of the Owner.  If the
Specified Securities are not represented by a Global Security, they are registered in the name of the
Undersigned, as or on behalf of the Owner.

         The Owner has requested that the Specified Securities be transferred to a person (the "Transferee") who will take delivery in the form of a Restricted Security.  In connection with such transfer, the Owner hereby certifies that, unless such transfer is being effected pursuant to an effective registration statement under the
Securities Act, it is being effected in accordance with Rule 144A or Rule 144 or pursuant to an exemption from the registration requirements of the Securities Act other than Rule 144A, Rule 144 or Regulation S under the
Securities Act and in any case in compliance with all applicable securities laws of the states of the United
States.  Accordingly, the Owner hereby further certifies that:

(1)      Rule 144A Transfers.  If the transfer is being effected in accordance with Rule 144A:

(A)      the Specified Securities are being transferred to a person that the Owner and any person acting on its behalf reasonably believe is a "qualified institutional buyer" within the meaning of Rule 144A, acquiring for its own account or for the account of a qualified institutional buyer; and

(B)      the Owner and any person acting on its behalf have taken reasonable steps to ensure that the Transferee is aware that the Owner may be relying on Rule 144A in connection with the transfer; and

(2)      Rule 144 Transfers.  If the transfer is being effected pursuant to Rule 144:

(A)      the transfer is occurring after a holding period of at least one year (computed in accordance with paragraph (d) of Rule 144) has elapsed since the date the Specified Securities were acquired from the Company or from an affiliate (as such term is defined in Rule 144) of the Company, whichever is later, and is being effected in accordance with the applicable amount, manner of sale and notice requirements of paragraphs (e), (f)and (h)of Rule 144; or

(B)      the transfer is occurring after a holding period by the Owner of at least two years has elapsed since the date the Specified Securities were acquired from the Company or from an affiliate (as such term is defined in Rule 144) of the Company, whichever is later, and the Owner is not, and during the preceding three months has not been, an affiliate of the Company;

(3)      Transfers to Accredited Investors.  If the transfer is being made to an Accredited Investor:

(A)      the transfer is being effected to an institutional Accredited Investor and pursuant to an exemption from the registration requirements of the Securities Act other than Rule 144A, Rule 144 or
                  Regulation S under the Securities Act, and the transferor has not engaged in any general solicitation within the meaning of Regulation D under the Securities Act and the transfer complies with the transfer restrictions applicable to a Restricted Security and the requirements of the exemption claimed, which certification is supported by a certificate executed by the transferee in the form of Annex I attached hereto.

This certificate and the statements contained herein are made for your benefit and the benefit of the Company.

Dated:______________________________           __________________________________________________

                                    (Print the name of the Undersigned, as such term is defined in the second paragraph of this certificate.)

                                    By:____________________________________
                                       Name:
                                       Title:

                                    (If the Undersigned is a corporation, partnership or
                                    fiduciary, the title of the person signing on behalf of the
                                    Undersigned must be stated.)

                                    Signature Guarantee: _____________________

                                    (Signatures must be guaranteed by an "eligible guarantor
                                    institution" meeting the requirements of the Security
                                    Registrar, which requirements include membership or
                                    participation in the Security Transfer Agent Medallion
                                    Program ("STAMP") or such other "signature guarantee
                                    program" as may be determined by the Security Registrar in addition to, or in substitution for, STAMP, all in
                                    accordance with the Securities Exchange Act of 1934, as
                                    amended)

                                                        A-5

Sal.Indenture.doc
                                                                                                            Annex I
                                                        A-4

Sal.Indenture.doc
                                    ACQUIRING INSTITUTIONAL ACCREDITED INVESTOR

Salem Communications Holding Corporation
4880 Santa Rosa Road, Suite 300
Camarillo, California 93012

The Bank of New York,
as Securities Registrar
101 Barclay Street, 21 W,
New York, New York 10286

         Re:  9% Senior Subordinated Notes due 2011

         Reference is hereby made to the Indenture, dated as of June 25, 2001 (the "Indenture"), among Salem
Communications Holding Corporation (the "Company"), the guarantors party thereto (the "Guarantors") and The Bank of New York, as trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

         In connection with our proposed purchase of $____________ aggregate principal amount of:

         (a)  |_|  a beneficial interest in a Global Security, or

         (b)  |_|  a Physical Security,

         we confirm that:

                  We understand that any subsequent transfer of the Securities or any interest therein is subject to certain restrictions and conditions set forth in the Indenture and the undersigned agrees to be bound by, and not to resell, pledge or otherwise transfer the Securities or any interest therein except in compliance with, such restrictions and conditions and the United States Securities Act of 1933, as amended (the "Securities Act").

                  We understand that the offer and sale of the Securities have not been registered under the
         Securities Act, and that the Securities and any interest therein may not be offered or sold except as permitted in the following sentence. We agree, on our own behalf and on behalf of any accounts for which we are acting as hereinafter stated, that if we should sell the Securities or any interest therein, we will do so only (A) to the Company or any subsidiary thereof, (B) inside the United States to a
         "qualified institutional buyer" in compliance with Rule 144A under the Securities Act, (C) inside the
         United States to an institutional "accredited investor" (as defined below) that, prior to such transfer, furnishes (or has furnished on its behalf by a U.S. broker-dealer) to you and to the Company a signed letter substantially in the form of this letter to the effect that such transfer is in compliance with the Securities Act, (D) outside the United States in an offshore transaction in compliance with Rule 904 of Regulation S under the Securities Act (if available), (E) pursuant an exemption from registration provided by of Rule 144 under the Securities Act (if available), (F) in accordance with another exemption from the registration requirements of the Securities Act (and based upon an opinion of counsel if the Company so requests) or (G) pursuant to an effective registration statement under the Securities
         Act, and we further agree to provide to any person purchasing the Physical Security or beneficial interest in a Global Security from us in a transaction meeting the requirements of clauses (A) through
         (E) of this paragraph a notice advising such purchaser that resales thereof are restricted as stated
         herein.

         We understand that, on any proposed resale of the Securities or beneficial interest therein, we will be required to furnish to you such certifications, legal opinions and other information as you may reasonably require to confirm that the proposed sale complies with the foregoing restrictions. We further understand that the Securities purchased by us will be in certificated form and will bear a legend to the foregoing effect.

         We are an institutional "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of
Regulation D under the Securities Act) and have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Securities, and we and any accounts for which we are acting are each able to bear the economic risk of our or its investment.

         We are acquiring the Securities or beneficial interest therein purchased by us for our own account or for one or more accounts (each of which is an institutional "accredited investor") as to each of which we exercise sole investment discretion.

         You and the Guarantors are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy to any interested party in any administrative or legal proceedings or official inquiry with respect to the matters covered hereby.

Date:
By: /s/

Title:

                  [Insert Name of Transferor]

                                                        B-2

Sal.Indenture.doc
                                                                                                          EXHIBIT B
                                                        B-1

Sal.Indenture.doc
                               [Form of Restricted Securities Transfer Certificate]

                           RESTRICTED SECURITIES TRANSFER CERTIFICATE (NON-U.S. PERSONS)

                  (For transfers pursuant to Section 3.07(c) of the Indenture referred to below)

The Bank of New York,
as Securities Registrar
101 Barclay Street, 21 W,
New York, New York 10286

         Re:   9% Senior Subordinated Notes Due 2011 (the "Securities")

         Reference is made to the Indenture, dated as of June 25, 2001 (the "Indenture"), among Salem
Communications Holding Corporation, a Delaware corporation, the guarantors party thereto and The Bank of New
York, as trustee.  Terms used herein and defined in Regulations S under the U.S. Securities Act of 1933 (the
"Securities Act") are used herein as so defined.

         In connection with our proposed sale of ________ aggregate principal amount of the Securities, we confirm that such sale has been affected pursuant to and in accordance with Regulation S under the U.S.
Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, we represent that:

                  (1) the offer of the Securities was not made to a U.S. person or to a person in United States;

                  (2) either (a)at the time the buy offer was originated, the transferee was outside the United
         States or we and any person acting on our behalf reasonably believed that the transferee was outside the
         United States, or (b)the transaction was executed in, on or through the facilities of a designated offshore securities market and neither we nor any person acting on our behalf knows that the transaction has been pre arranged with a buyer in the United States;

                  (3) no directed selling efforts have been made in the United States in contravention of the requirements of Rule 903(b) or Rule 904(b) of Regulation S, as applicable;

                  (4) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act;

                  (5) we have advised the transferee of the transfer restrictions applicable to the Securities;
         and

                  (6) if the transfer is being made prior to the expiration of the 40-day distribution compliance period set forth in Regulation S, the interest transferred shall be held immediately thereafter through the Euroclear System or Clearstream Banking, S.A.

This certificate and the statements contained herein are made for your benefit and the benefit of the Company.

Dated:______________________________           __________________________________________________

                                    (Print the name of the Undersigned, as such term is defined in the second paragraph of this certificate.)

By: /s/

Name:
Title:
                                    (If the Undersigned is a corporation, partnership or
                                    fiduciary, the title of the person signing on behalf of the
                                    Undersigned must be stated.)

                                    Signature Guarantee: _____________________

                                    (Signatures must be guaranteed by an "eligible guarantor
                                    institution" meeting the requirements of the Security
                                    Registrar, which requirements include membership or
                                    participation in the Security Transfer Agent Medallion
                                    Program ("STAMP") or such other "signature guarantee
                                    program" as may be determined by the Security Registrar in addition to, or in substitution for, Stamp, all in
                                    accordance with the Securities Exchange Act of 1934, as
                                    amended)

                                                        C-2

Sal.Indenture.doc
                                                                                                          EXHIBIT C
                                                        C-1

Sal.Indenture.doc
                                                 INTERCOMPANY NOTE

                                                                                              _____________ __, ___

         Evidences of all loans or advances ("Loans") hereunder shall be reflected on the grid attached hereto.
FOR VALUE RECEIVED, _____________, a _____________ corporation (the "Maker"), HEREBY PROMISES TO PAY ON DEMAND to
the order of _____________ (the "Holder") the principal sum of the aggregate unpaid principal amount of all Loans
(plus accrued interest thereon) at any time and from time to time made hereunder which has not been previously paid.

         All capitalized terms used herein that are defined in, or by reference in, the Indenture among Salem
Communications Holding Corporation, a Delaware corporation (the "Company"), the guarantors party thereto and The
Bank of New York, as trustee, dated as of June 25, 2001 (the "Indenture"), have the meanings assigned to such terms therein, or by reference therein, unless otherwise defined.

ARTICLE I

                                            TERMS OF INTERCOMPANY NOTE

Section 1.01      Note Forgiveness.  Unless the Maker of the Loan hereunder is either of the Company or any
Guarantor, the Holder may not forgive any amounts owing under this intercompany note.

Section 1.02      Interest, Prepayment. (a)The interest rate ("Interest Rate") on the Loans shall be a rate per annum equal to the interest rate on the Securities.

         (b) The interest, if any, payable on each of the Loans shall accrue from the date such Loan is made and, subject to Section 2.01, shall be payable upon demand of the Holder.

         (c) If the principal or accrued interest, if any, of the Loans is not paid on the date demand is made, interest on the unpaid principal and interest will accrue at a rate equal to the Interest Rate, if any, plus 100 basis points per annum from maturity until the principal and interest on such Loans are fully paid.

         (d) Subject to Section 2.01, any amounts hereunder may be prepaid at any time by the Maker.

Section 1.03      Subordination.  All loans made to either of the Company or any Guarantor shall be subordinated in right of payment to the payment and performance of the obligations of the Company and any Subsidiary under the
Indenture, the Securities, the Guarantees or any other Indebtedness ranking senior to or pari passu with the
Securities, or any Guarantees, including, without limitation, any Indebtedness incurred under the Bank Credit
Agreement.

ARTICLE II

                                                 EVENTS OF DEFAULT

         Section 2.01.  Events of Default.  If after the date of issuance of this Loan (i)an Event of Default has occurred under the Indenture, (ii)an "Event of Default" (as defined) has occurred under the Bank Credit
Agreement, or any refinancing of the Bank Credit Agreement or (iii) an "event of default" (as defined) on any other Indebtedness of the Company or any Guarantor then (x) in the event of the Maker is not either one of the
Company or a Guarantor, all amounts owing under the Loans hereunder shall be immediately due and payable to the
Holder, and (y)in the event the Maker is either the Company or, the amounts owing under the Loans hereunder shall not be due and payable unless the Maker is a Guarantor and the Holder is the Company; provided, however, that if such Event of Default or event of default has been waived, cured or rescinded, such amounts shall no longer be due and payable in the case of clause (x), and such amounts may be payable in the case of clause (y).
If the Holder is a Subsidiary, then the Holder hereby agrees that if it receives any payments or distributions on any Loan from the Company or a Guarantor which is not payable pursuant to clause (y) of the prior sentence after any Event of Default or event or default described in clauses (i), (ii) or (iii) above has occurred, is continuing and has not been waived, cured or rescinded, it will pay over and deliver forthwith to the Company or such Guarantor, as the case may be, all such payments and distributions.

ARTICLE III

                                                   MISCELLANEOUS

Section 3.01      Amendments, Etc.  No amendment or waiver of any provision of this intercompany note, or consent to depart herefrom is permitted at any time for any reason, except with the consent of the holders of not less than a majority in aggregate principal amount of the Outstanding Securities.

Section 3.02      Assignment.  No party to this Agreement may assign, in whole or in part, any of its rights and obligations under this intercompany note, except to its legal successor in interest.

Section 3.03      Third Party Beneficiaries.  The holders of the Securities or any other Indebtedness ranking pari passu with or senior to, the Securities or any Guarantees, including without limitation, any Indebtedness incurred under the Bank Credit Agreement, shall be third party beneficiaries to this intercompany note and shall have the right to enforce this intercompany note against the Company or any of their Subsidiaries.

Section 3.04      Headings.  Article and Section headings in this intercompany note are included for convenience of reference only and shall not constitute a part of this intercompany note for any other purpose.

Section 3.05      Entire Agreement.  This intercompany note sets forth the entire agreement or the parties with respect to its subject matter and supersedes all previous understandings, written or oral, in respect thereof.

Section 3.06      GOVERNING LAW.  THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS
OF THE STATE OF NEW YORK.

Section 3.07      Waivers.  The Maker hereby waives presentment, demand for payment, notice of protest and all other demands and notices in connection with the delivery, acceptance, performance or enforcement hereof.

By: /s/

Name:
Title:

                                 BORROWINGS, MATURITIES, AND PAYMENTS OF PRINCIPAL

                       Amount of        Maturity of          Amount            Unpaid
                       Borrowing/        Borrowing/      Principal Paid      Principal
       Date            Principal         Principal         or Prepaid         Balance       Notation Made By

-------------------------------------------------------------------------------------------------------------------

*                               This Cross-Reference Table is not part of the Indenture.

EXHIBIT 4.28

                                           REGISTRATION RIGHTS AGREEMENT

                                             Dated as of June 25, 2001

                                                   by and among

                                     SALEM COMMUNICATIONS HOLDING CORPORATION

                                                  THE GUARANTORS
                                                   named herein

                                                        and

                                              THE INITIAL PURCHASERS
                                                   named herein

                                           ____________________________

                                                   $150,000,000

                                       9% SENIOR SUBORDINATED NOTES DUE 2011

                                                        -i-

                                                        -i-
Sal.Reg.Rghts.doc

                                                                                                               Page

1. Definitions................................................................................................1
2. Exchange Offer.............................................................................................1
3. Shelf Registration.........................................................................................1
4. Additional Interest........................................................................................1
5. Underwritten Registrations.................................................................................1
6. Registration Procedures....................................................................................1
7. Registration Expenses......................................................................................1
8. Indemnification............................................................................................1
9. Rule 144 and 144A..........................................................................................1
10. Miscellaneous.............................................................................................1
         (a) No Inconsistent Agreements
         (b) Adjustments Affecting Registrable Securities
         (c) Amendments and Waivers
         (d) Notices
         (e) Successors and Assigns
         (f) Counterparts
         (g) Headings
         (h) Governing Law
         (i) Severability
         (j) Joint and several obligations
         (k) Securities Held by the Issuers or Their Affiliates
         (l) Third-Party Beneficiaries
         (m) Entire Agreement

                                                       31
Sal.Reg.Rghts.doc

Sal.Reg.Rghts.doc
                                           REGISTRATION RIGHTS AGREEMENT

                  This Registration Rights Agreement (the "Agreement") is made and entered into as of June 25,
2001 by and among SALEM COMMUNICATIONS HOLDING CORPORATION, a Delaware corporation (the "Company"), the
Guarantors (defined below) and DEUTSCHE BANC ALEX. BROWN INC., J.P. MORGAN SECURITIES INC., BEAR, STEARNS & CO.
INC., BNY CAPITAL MARKETS, INC., CREDIT SUISSE FIRST BOSTON CORPORATION, FLEET SECURITIES, INC. and JEFFERIES &
COMPANY, INC., as initial purchasers (the "Initial Purchasers").  The Company and the Guarantors are hereinafter collectively referred to as the "Issuers."

                  This Agreement is entered into in connection with the Purchase Agreement by and among the
Issuers and the Initial Purchasers, dated as of June 20, 2001 (the "Purchase Agreement"), which provides for, among other things, the sale by the Company to the Initial Purchasers of $150,000,000 aggregate principal amount of the Company's 9% Senior Subordinated Notes due 2011 (the "Notes"), guaranteed (the "Guarantees"), jointly and severally, by Salem Communications Corporation, a Delaware corporation ("Parent") and all of Parent's subsidiaries (other than the Company) (each a "Guarantor" and collectively, the "Guarantors").  In order to induce the Initial Purchasers to enter into the Purchase Agreement, the Issuers have agreed to provide the registration rights set forth in this Agreement for the benefit of the Initial Purchasers and any subsequent holder or holders of the Notes.  The execution and delivery of this Agreement is a condition to the Initial
Purchasers' obligation to purchase the Notes under the Purchase Agreement.  All references to the "Notes"
throughout this Agreement shall mean the Notes, together with the related Guarantees, unless the context requires otherwise.

                  The parties hereby agree as follows:

1.       Definitions

                  As used in this Agreement, the following terms shall have the following meanings:

                  Additional Interest:  See Section 4.

                  Advice:  See the last paragraph of Section 6.

                  Agreement:  See the first introductory paragraph to this Agreement.

                  Applicable Period.  See Section 2(b).

                  Business Day:  Any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of New York, New York or is a day on which banking institutions therein located are authorized or required by law or other governmental action to close.

                  Company:  See the first introductory paragraph to this Agreement.

                  DTC:  See Section 6(i).

                  Effectiveness Date:  The 145th day after the Issue Date; provided, however, that with respect to any Shelf Registration, the Effectiveness Date shall be the 145th day after the delivery of a Shelf Notice as required pursuant to Section 2(c).

                  Effectiveness Period:  See Section 3(a).

                  Event Date:  See Section 4(b).

                  Exchange Offer:  See Section 2(a).

                  Exchange Notes:  See Section 2(a).

                  Exchange Registration Statement:  See Section 2(a).

                  Filing Date:  (A) With respect to an Exchange Registration Statement, the 75th day after the
Issue Date; and (B) with respect to a Shelf Registration, the 75th day after the delivery of a Shelf Notice as required pursuant to Section 2(c).

                  Guarantees:  See the second introductory paragraph to this Agreement.

                  Guarantors:  See the second introductory paragraph to this Agreement.

                  Holder:  Any holder of a Registrable Security or Registrable Securities.

                  Indemnified Person:  See Section 8(c).

                  Indemnifying Persons:  See Section 8(c).

                  Indenture:  The Indenture dated as of the date hereof by and among the Company, the Guarantors and the Trustee, pursuant to which the Notes are being issued, as amended or supplemented from time to time in accordance with the terms thereof.

                  Inspectors:  See Section 6(p).

                  Initial Purchasers:  See the first introductory paragraph to this Agreement.

                  Issue Date:  The date of the original issuance of the Registrable Securities.

                  Issuers:  See the first introductory paragraph to this Agreement.

                  NASD:  See Section 6(n).

                  Notes:  The 9% Senior Subordinated Notes due 2011 of the Company issued pursuant to the
Indenture.

                  Participant:  See Section 8(a).

                  Participating Broker-Dealer:  See Section 2(b).

                  Person:  An individual, partnership, limited liability company, corporation, trust or unincorporated organization, or a government or agency or political subdivision thereof.

                  Private Exchange:  See Section 2(b).

                  Private Exchange Notes:  See Section 2(b).

                  Prospectus:  The prospectus included in any Registration Statement (including, without limitation, any prospectus subject to completion and a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by such Registration Statement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.

                  Registrable Securities:  The Notes upon original issuance thereof and at all times subsequent thereto, until in the case of any such Note (i) a Registration Statement covering such Note has been declared effective by the SEC and such Note has been disposed of in accordance with such effective Registration Statement,
(ii) it is sold in compliance with Rule 144 or may be sold pursuant to Rule 144(k), (iii) it shall have been otherwise transferred and a new certificate for any such Note which may be sold without restriction under federal securities laws and not bearing a legend restricting further transfer shall have been delivered by the Company, or (iv) it ceases to be outstanding for the purposes of the Indenture.

                  Registration Statement:  Any registration statement of the Issuers filed with the SEC, including the Prospectus, amendments and supplements to such registration statement, including post-effective amendments, all exhibits and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

                  Rule 144:  Rule 144 under the Securities Act, as such Rule may be amended from time to time, or any similar rule (other than Rule 144A) or regulation hereafter adopted by the SEC providing for offers and sales of securities made in compliance therewith resulting in offers and sales by subsequent holders that are not affiliates of the Company being free of the registration and prospectus delivery requirements of the Securities
Act.

                  Rule 144A:  Rule 144A under the Securities Act, as such Rule may be amended from time to time, or any similar rule (other than Rule 144) or regulation hereafter adopted by the SEC.

                  Rule 415:  Rule 415 under the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the SEC.

                  SEC:  The Securities and Exchange Commission.

                  Securities Act:  The Securities Act of 1933, as amended, and the rules and regulations of the
SEC promulgated thereunder.

                  Shelf Notice:  See Section 2(c).

                  Shelf Registration:  See Section 3(a).

                  TIA:  The Trust Indenture Act of 1939, as amended.

                  Trustee:  The trustee under the Indenture.

                  Underwritten Registration or Underwritten Offering:  A registration in which securities of any of the Issuers are sold to an underwriter for reoffering to the public.

2.       Exchange Offer

(a)      The Issuers shall use their best efforts to file with the SEC, no later than the Filing Date, a
Registration Statement (the "Exchange Registration Statement") on an appropriate registration form, which on the date it is declared effective by the SEC shall comply as to form in all material respects with the requirements of the applicable form and include all financial statements required by the SEC to be filed therewith or incorporated by reference therein, with respect to a registered offer (the "Exchange Offer") to exchange any and all of the Registrable Notes for a like aggregate principal amount of notes of the Company, guaranteed on a senior subordinated basis by the Guarantors, that are substantially identical in all material respects to the
Notes (the "Exchange Notes"), except that (i) the Exchange Notes shall have been registered pursuant to an effective registration statement under the Securities Act and shall contain no restrictive legend thereon, and
(ii)interest thereon shall accrue from the last date on which interest was paid on the Notes or, if no such interest has been paid, from the Issue Date, and that are entitled to the benefits of the Indenture or a trust indenture that is identical to the Indenture (other than such changes to the Indenture or any such identical trust indenture as are necessary to comply with the TIA) and that, in either case, has been qualified under the
TIA.  The Exchange Offer shall comply with all applicable tender offer rules and regulations under the Exchange
Act and other applicable law.  The Issuers shall (x)use their best efforts to cause the Exchange Registration
Statement to be declared effective under the Securities Act on or before the Effectiveness Date; (y)keep the
Exchange Offer open for at least 30 days (or longer if required by applicable law) after the date that notice of the Exchange Offer is mailed to Holders; and (z)complete the Exchange Offer on or prior to the 35th day following the date on which the Exchange Registration Statement is declared effective by the SEC and in no event later than the 175th day following the Issue Date.  If, after the Exchange Registration Statement is initially declared effective by the SEC, the Exchange Offer or the issuance of the Exchange Notes thereunder is prevented or materially delayed by any stop order, injunction or other order or requirement of the SEC or any other governmental agency or court, the Exchange Registration Statement shall be deemed not to have become effective for purposes of this Agreement.

                  Each Holder who participates in the Exchange Offer will be required to represent in writing (i)
that any Exchange Notes received by it will be acquired in the ordinary course of its business, (ii) that at the time of the commencement of the Exchange Offer such Holder will have no arrangement or understanding with any
Person to participate in the distribution (within the meaning of the Securities Act) of the Exchange Notes in violation of the Securities Act and (iii) that such Holder is not an "affiliate" of the Company or the Guarantors within the meaning of Rule 405 under the Securities Act, (iv) if such Holder is not a broker-dealer, that it is not engaged in, and does not intend to engage in, the distribution of Exchange Notes and (v) if such Holder is a
Participating Broker-Dealer that will receive Exchange Notes for its own account in exchange for Notes that were acquired as a result of market-making or other trading activities, that it will deliver a prospectus in connection with any resale of such Exchange Notes.

                  Upon consummation of the Exchange Offer in accordance with this Section2, the provisions of this Agreement shall continue to apply, mutatis mutandis, solely with respect to Registrable Securities that are
Private Exchange Notes, Exchange Notes as to which Section2(c)(iv) is applicable and Exchange Notes held by
Participating Broker-Dealers, and the Issuers shall have no further obligation to register Registrable Securities
(other than Private Exchange Notes and Exchange Notes as to which clause2(c)(iv) applies) pursuant to Section3.

(b)      The Issuers shall include within the Prospectus contained in the Exchange Registration Statement a section entitled "Plan of Distribution," reasonably acceptable to the Initial Purchasers, that shall contain a summary statement of the positions taken or policies made by the staff of the SEC with respect to the potential
"underwriter" status of any broker-dealer that is the "beneficial owner" (as defined in Rule13d-3 under the
Exchange Act) of Exchange Notes received by such broker-dealer in the Exchange Offer (a "Participating
Broker-Dealer"), whether such positions or policies have been publicly disseminated by the staff of the SEC or such positions or policies represent the prevailing views of the staff of the SEC.  Such "Plan of Distribution"
section shall also expressly permit, to the extent permitted by applicable policies and regulations of the SEC, the use of the Prospectus by all Persons subject to the prospectus delivery requirements of the Securities Act, including, to the extent permitted by applicable policies and regulations of the SEC, all Participating
Broker-Dealers, and include a statement describing the means by which Participating Broker-Dealers may resell the
Exchange Notes in compliance with the Securities Act.

                  The Issuers shall use their best efforts to keep the Exchange Offer Registration Statement effective and to amend and supplement the Prospectus contained therein in order to permit such Prospectus to be lawfully delivered by all Persons subject to the prospectus delivery requirements of the Securities Act for such period of time as is necessary to comply with applicable law in connection with any resale of the Exchange Notes, provided, that such period does not exceed one year (the "Applicable Period").

                  If, prior to consummation of the Exchange Offer, the Initial Purchasers hold any Notes acquired by them that have the status of an unsold allotment in the initial distribution, the Issuers upon the request of the Initial Purchasers shall simultaneously with the delivery of the Exchange Notes issue and deliver to the
Initial Purchasers, in exchange (the "Private Exchange") for such Notes held by any such Holder, a like principal amount of notes (the "Private Exchange Notes") of the Issuers, guaranteed by the Guarantors, that are identical to the Exchange Notes except for the placement of a restrictive legend on such Private Exchange Notes.  The
Private Exchange Notes shall be issued pursuant to the same indenture as the Exchange Notes and bear the same
CUSIP number as the Exchange Notes.

                  In connection with the Exchange Offer, the Issuers shall:

(1)      mail, or cause to be mailed, to each Holder a copy of the Prospectus forming part of the Exchange
         Registration Statement, together with an appropriate letter of transmittal and related documents, stating, in addition to such other disclosures as are required by applicable law:

                           (i)      that the Exchange Offer is being made pursuant to this Agreement and that all
                  Registrable Securities validly tendered will be accepted for exchange;

                           (ii)     the dates of acceptance for exchange (which shall be a period of at least 30 days from the date such notice is mailed (or longer if required by applicable law));

                           (iii)    that any Registrable Security not tendered will remain outstanding and continue to accrue interest, but will not retain any rights under this Agreement;

                           (iv)     that a Holder electing to have Registrable Securities exchanged pursuant to the Exchange Offer will be required to surrender such Registrable Securities, together with the enclosed letters of transmittal, to the institution and at the address specified in the notice prior to the close of business on the last date of acceptance for exchange; and

                           (v)      that a Holder will be entitled to withdraw such Holder's election, not later than the close of business on the last Business Day on which the Exchange Offer shall remain open, by sending to the institution and at the address specified in the notice a telegram, telex, facsimile transmission or letter setting forth the name of such Holder, the principal amount of Registrable Securities delivered for exchange and a statement that such Holder is withdrawing its election to have such Registrable Securities exchanged;

(2)      utilize the services of a depositary for the Exchange Offer with an address in the Borough of Manhattan,
         The City of New York;

(3)      permit Holders to withdraw tendered Notes at any time prior to the close of business, New York time, on the last Business Day on which the Exchange Offer shall remain open; and

(4)      otherwise comply in all material respects with all applicable laws.

                  As soon as practicable after the close of the Exchange Offer and the Private Exchange, if any,
the Issuers shall:

(1)      accept for exchange all Registrable Securities validly tendered and not validly withdrawn pursuant to the Exchange Offer and the Private Exchange, if any;

(2)      deliver to the Trustee for cancellation all Registrable Securities so accepted for exchange; and

(3)      cause the Trustee to authenticate and deliver promptly to each Holder of Notes, Exchange Notes or
         Private Exchange Notes, as the case may be, equal in principal amount to the Registrable Securities of such Holder so accepted for exchange.

                  The Exchange Offer and the Private Exchange shall not be subject to any conditions, other than that the Exchange Offer or Private Exchange, as the case may be, does not violate applicable law or any applicable interpretation of the staff of the SEC.

                  The Exchange Notes and the Private Exchange Notes shall be issued under (i)the Indenture or
(ii)an indenture identical to the Indenture and that, in either case, has been qualified under the TIA or is exempt from such qualification and shall provide that the Exchange Notes shall not be subject to the transfer restrictions set forth in the Indenture.  The Indenture or such indenture shall provide that the Exchange Notes, the Private Exchange Notes and the Notes shall vote and consent together on all matters as one class and that none of the Exchange Notes, the Private Exchange Notes or the Notes will have the right to vote or consent as a separate class on any matter.

(c)      If, (i)because of any change in law or in currently prevailing interpretations of the staff of the SEC, the Issuers are not permitted to effect the Exchange Offer, (ii)the Exchange Offer is not completed on or prior to the 175th day after the Issue Date, (iii)any holder of Private Exchange Notes so requests after the consummation of the Private Exchange or (iv)in the case of any Holder that participates in the Exchange Offer, such Holder does not receive Exchange Notes on the date of the exchange that may be sold without restriction under state and federal securities laws (other than due solely to the status of such Holder as an affiliate of the Issuers under Rule405) and such Holder so requests, then in the case of each of clauses (i) to and including
(iv) of this sentence, the Issuers shall (x) promptly, but in any event no later than 5 Business Days after any of the events listed in clauses (i) through (iv) of this sentence, deliver to the Holders and the Trustee written notice thereof (the "Shelf Notice") and (y) as promptly as practicable, file a Shelf Registration pursuant to
Section3 hereof.

3.       Shelf Registration

                  If at any time a Shelf Notice is delivered as contemplated by Section2(c) hereof, then:

(a)      Shelf Registration.  The Issuers shall file with the SEC, a Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415 covering all of the Registrable Notes (the "Shelf
Registration").  The Issuers shall file with the SEC the Shelf Registration on or prior to the Filing Date.  The
Shelf Registration shall be on the appropriate form which shall (y) be available for the sale of the Registrable
Securities by the selling Holders thereof in the manner or manners designated by them (including, without limitation, one or more underwritten offerings) and (z) on the date it is declared effective by the SEC comply as to form in all material respects with the requirements of the applicable form and include all financial statements required by the SEC to be filed therewith or incorporated by reference therein.  The Issuers shall not permit any securities other than the Registrable Securities to be included in the Shelf Registration.  No Holder of Registrable Securities may include any of its Registrable Securities in any Shelf Registration Statement
pursuant to this Agreement unless and until such Holder furnishes to the Company in writing, within 15 Business
Days after receipt of a request therefor, such information as the Company may reasonably request for use in connection with any Shelf Registration Statement or Prospectus or preliminary Prospectus included therein.  Each
Holder as to which any Shelf Registration Statement is being effected agrees to furnish promptly to the Company all information to be disclosed in order to make the information previously furnished to the Company by such
Holder not materially misleading.

                  The Issuers shall use their best efforts to cause the Shelf Registration to be declared effective under the Securities Act on or prior to the Effectiveness Date and to keep the Shelf Registration continuously effective under the Securities Act until the date that is two years from the Issue Date (the
"Effectiveness Period"), or such shorter period ending when all Registrable Securities covered by the Shelf
Registration have been sold in the manner set forth and as contemplated in the Shelf Registration; provided, however, that the Effectiveness Period in respect of the Shelf Registration shall be extended to the extent required to permit dealers to comply with the applicable prospectus delivery requirements of Rule 174 under the
Securities Act and as otherwise provided therein.

(b)      Withdrawal of Stop Orders.  If the Shelf Registration ceases to be effective for any reason at any time during the Effectiveness Period (other than because of the sale of all of the securities registered thereunder), the Issuers shall use their best efforts to obtain the prompt withdrawal of any order suspending the effectiveness thereof.

(c)      Supplements and Amendments.  The Issuers shall promptly supplement and amend the Shelf Registration if required by the rules, regulations or instructions applicable to the registration form used for such Shelf
Registration, if required by the Securities Act or if reasonably requested by the Holders of a majority in aggregate principal amount of the Registrable Securities covered by such Registration Statement or if reasonably requested by any underwriter of such Registrable Securities.

4.       Additional Interest

(a)      The Issuers and the Initial Purchasers agree that the Holders of Registrable Securities will suffer damages if the Issuers fail to fulfill their obligations to Holders of Registrable Securities under Section 2 or
Section3 hereof and that it would not be feasible to ascertain the extent of such damages with precision.
Accordingly, the Issuers, jointly and severally, agree to pay Additional Interest on the Notes ("Additional
Interest") under the circumstances and to the extent set forth below (each of which shall be given independent effect):

(i)      if (A)neither the Exchange Registration Statement nor the Shelf Registration has been filed with the
         SEC on or prior to 75 days after the Issue Date or (B)notwithstanding that the Issuers have consummated or will consummate the Exchange Offer, the Issuers are required to file a Shelf Registration and such
         Shelf Registration is not filed on or prior to the Filing Date applicable thereto, then, commencing on the day after any such lapsed Filing Date, Additional Interest shall accrue on the principal amount of the Notes over and above the stated interest at a rate of 0.50% per annum for the first 90days immediately following each such lapsed Filing Date, and such Additional Interest rate shall increase by an additional 0.50% per annum at the beginning of each subsequent 90-day period; or

(ii)     if (A)neither the Exchange Registration Statement nor the Shelf Registration is declared effective by the SEC on or prior to 145 days after the Issue Date or (B)notwithstanding that the Issuers have consummated or will consummate the Exchange Offer, the Issuers are required to file a Shelf Registration and such Shelf Registration is not declared effective by the SEC on or prior to the Effectiveness Date in respect of such Shelf Registration, then, commencing on the day after either such Effectiveness Date,
         Additional Interest shall accrue on the principal amount of the Notes over and above the stated interest at a rate of 0.50% per annum for the first 90 days immediately following the day after such
         Effectiveness Date, and such Additional Interest rate shall increase by an additional 0.50% per annum at the beginning of each subsequent 90-day period; or

(iii)    if (A)the Issuers have not exchanged Exchange Notes for all Notes validly tendered in accordance with the terms of the Exchange Offer on or prior to the 175th day after the Issue Date or (B)if applicable, a Shelf Registration has been declared effective and such Shelf Registration ceases to be effective at any time during the Effectiveness Period (other than after such time as all Notes have been disposed of hereunder), then Additional Interest shall accrue on the principal amount of the Notes over and above the stated interest at a rate of 0.50% per annum for the first 90days commencing on (x) the 176th day after the Issue Date, in the case of (A)above, or (y)the day such Shelf Registration ceases to be effective in the case of (B)above, and such Additional Interest rate shall increase by an additional
         0.50% per annum at the beginning of each such subsequent 90-day period;

provided, however, that the Additional Interest rate on the Notes may not accrue under more than one of the clauses (a)(i) through (a)(iii) of this Section 4 at any one time and at no time shall the aggregate amount of
Additional Interest accruing exceed 2.00% per annum; provided, further, however, that (1)upon the filing of the applicable Exchange Registration Statement or the Shelf Registration as required hereunder (in the case of clause(i) of this Section4), (2)upon the effectiveness of the Exchange Registration Statement or the Shelf
Registration as required hereunder (in the case of clause(ii) of this Section4), or (3)upon the exchange of the applicable Exchange Notes for all Notes tendered (in the case of clause(iii)(A) of this Section4), or upon the effectiveness of the Shelf Registration which had ceased to remain effective (in the case of clause(iii)(B) of this Section4), Additional Interest on the Notes in respect of which such events relate as a result of such clause (or the relevant subclause thereof), as the case may be, shall cease to accrue.

(b)      The Issuers shall notify the Trustee within five Business Days after each and every date on which an event occurs in respect of which Additional Interest is required to be paid (an "Event Date").  Any amounts of
Additional Interest due pursuant to (a)(i), (a)(ii) or (a)(iii) of this Section 4 will be payable in cash semi-annually on each interest payment date for the Registrable Securities (to the Holders of record entitled to such interest payment), commencing with the first such date occurring after any such Additional Interest commences to accrue.  The amount of Additional Interest will be determined on the basis of a 360-day year comprised of twelve 30-day months.

5.       Underwritten Registrations

                  If any of the Registrable Securities covered by any Shelf Registration or the Exchange
Registration Statement are to be sold in an Underwritten Offering, the investment banker or investment bankers and manager or managers that will manage the offering will be selected by the Holders of a majority in aggregate principal amount of the Registrable Securities included in such offering and reasonably acceptable to the Issuers.

                  No Holder of Registrable Securities may participate in any underwritten registration hereunder unless such Holder (a)agrees to sell such Holder's Registrable Securities on the basis provided in any underwriting arrangements approved by the Persons entitled hereunder to approve such arrangements and
(b)completes and executes all reasonable and customary questionnaires, powers of attorney, indemnities, underwriting agreements and other documents in connection with such underwriting arrangements.

6.       Registration Procedures

                  In connection with the filing of any Registration Statement, the Issuers shall:

(a)      Prepare and file with the SEC prior to the applicable Filing Date a Registration Statement or
Registration Statements as prescribed by Section 2 or 3 hereof, and use their respective best efforts to cause each such Registration Statement to become effective and remain effective as provided herein; provided, however, that if (1)such filing is pursuant to Section3 hereof, or (2)a Prospectus contained in the Exchange
Registration Statement filed pursuant to Section2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period relating thereto, before filing any Registration Statement or Prospectus or any amendments or supplements thereto, the Issuers shall furnish to, with respect to clause (1) above and only if so requested with respect to clause (2) above, the
Holders of the Registrable Securities included in such Registration Statement (with respect to a Registration
Statement filed pursuant to Section3 hereof) or each such Participating Broker-Dealer (with respect to any such
Registration Statement), as the case may be, their counsel and the managing underwriters, if any, and afford such
Person, an opportunity to review, copies of all such documents (including copies of any documents to be incorporated by reference therein and all exhibits thereto) proposed to be filed (in each case at least three
Business Days prior to such filing).  The Issuers shall not file any Registration Statement or Prospectus or any amendments or supplements thereto in respect of which the Holders must be afforded an opportunity to review prior to the filing of such document, if the Holders of a majority in aggregate principal amount of the Registrable
Securities covered by such Registration Statement, their counsel or the managing underwriters, if any, shall reasonably object.  The Issuers shall furnish to each Initial Purchaser and  counsel to the Initial Purchasers a copy of each Registration Statement, Prospectus and any amendments or supplements thereto in each case a reasonable time prior to any filing thereof with the SEC, and afford the Initial Purchasers and counsel to the
Initial Purchasers an opportunity to review any such documents proposed to be filed (at least three Business Days prior to such filing).

(b)      Prepare and file with the SEC such amendments and post-effective amendments to each Shelf Registration or Exchange Registration Statement, as the case may be, as may be necessary to keep such Shelf Registration or
Exchange Registration Statement continuously effective for the Effectiveness Period or the Applicable Period,
respectively; cause the related Prospectus to be supplemented by any required Prospectus supplement, and as so supplemented to be filed pursuant to Rule424 (or any similar provisions then in force) under the Securities Act;
and comply with the provisions of the Securities Act, the Exchange Act and the rules and regulations of the SEC promulgated thereunder applicable to each of them with respect to the disposition of all Registrable Securities covered by such Registration Statement as so amended or in such Prospectus as so supplemented and with respect to the subsequent resale of any securities being sold by a Participating Broker-Dealer covered by any such
Prospectus.  The Issuers shall be deemed not to have used their respective best efforts to keep a Registration
Statement effective during the Effectiveness Period or the Applicable Period, as the case may be, if any Issuer takes any action that would result in selling Holders of the Registrable Securities covered thereby or
Participating Broker-Dealers seeking to sell Exchange Notes not being able to sell such Registrable Notes or such
Exchange Notes during that period, unless such action is required by applicable law or by any governmental authority or unless the Issuers comply with this Agreement, including without limitation, the provisions of paragraph 6(k) hereof and the last paragraph of this Section 6.

(c)      If (1)a Shelf  Registration is filed pursuant to Section 3 hereof,  or (2)a Prospectus  contained in the
Exchange  Registration  Statement  filed  pursuant  to  Section  2 hereof is  required  to be  delivered  under the
Securities Act by any  Participating  Broker-Dealer  who seeks to sell Exchange Notes during the Applicable  Period relating  thereto from whom any Issuer has received  written notice that it will be a  Participating  Broker-Dealer in the Exchange  Offer,  notify the selling  Holders of  Registrable  Securities  (with  respect to a  Registration
Statement filed pursuant to Section3 hereof),  or each such Participating  Broker-Dealer (with respect to any such
Registration  Statement),  as the case may be, their counsel and the managing  underwriters,  if any, promptly (but in any event within two Business Days after becoming aware thereof),  and confirm such notice in writing,  (i)when a Prospectus or any  Prospectus  supplement  or  post-effective  amendment  has been filed,  and, with respect to a
Registration  Statement or any  post-effective  amendment,  when the same has become effective under the Securities
Act (including in such notice a written statement that any Holder may, upon request,  obtain,  without charge,  one conformed copy of such  Registration  Statement or  post-effective  amendment  including  financial  statements and schedules,  but excluding documents  incorporated or deemed to be incorporated by reference and exhibits),  (ii)of the issuance by the SEC or any state  securities  authority of any stop order  suspending  the  effectiveness  of a
Registration  Statement or of any order  preventing  or  suspending  the use of any  preliminary  prospectus or the initiation  of any  proceedings  for that  purpose,  (iii)of  the receipt by any Issuer of any  notification  with respect to the suspension of the qualification or exemption from  qualification of a Registration  Statement or any of the  Registrable  Securities or the Exchange Notes to be sold by any  Participating  Broker-Dealer  for offer or sale in any  jurisdiction,  or the  initiation or  threatening  of any  proceeding  for such  purpose,  (iv)of the happening of any event,  the existence of any condition or any information  becoming known that makes any statement made  in  such  Registration  Statement  or  related  Prospectus  or any  document  incorporated  or  deemed  to be incorporated  therein by reference  untrue in any material respect or that requires the making of any changes in or amendments  or  supplements  to such  Registration  Statement,  Prospectus or documents so that, in the case of the
Registration  Statement,  it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated  therein or necessary to make the  statements  therein not  misleading,  and that in the case of the Prospectus,  it will not contain any untrue  statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements  therein,  in the light of the circumstances under which they were made, not misleading and (v)of the Issuers'  determination  that a post-effective  amendment to a Registration Statement would be appropriate.

(d)      Use their respective best efforts to prevent the issuance of any order suspending the effectiveness of a
Registration Statement or of any order preventing or suspending the use of a Prospectus or suspending the qualification (or exemption from qualification) of any of the Registrable Securities or the Exchange Notes to be
sold by any Participating Broker-Dealer, for sale in any jurisdiction, and, if any such order is issued, to use its best efforts to obtain the withdrawal of any such order at the earliest possible moment.

(e)      If a Shelf Registration is filed pursuant to Section 3 and if requested during the Effectiveness Period by the managing underwriter or underwriters (if any), the Holders of a majority in aggregate principal amount of the Registrable Securities being sold in connection with an underwritten offering or any Participating
Broker-Dealer, (i)promptly incorporate in a prospectus supplement or post-effective amendment such information as the managing underwriter or underwriters, if any, such Holders, any Participating Broker-Dealer or counsel for any of them reasonably request to be included therein, (ii)make all required filings of such prospectus supplement or such post-effective amendment as soon as practicable after the Issuers receive notification of the matters to be incorporated in such prospectus supplement or post-effective amendment and (iii)supplement or make amendments to such Registration Statement.

(f)      If (1)a Shelf Registration is filed pursuant to Section 3 hereof, or (2)a Prospectus contained in the
Exchange Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the
Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, furnish to each selling Holder of Registrable Securities who so requests, (with respect to a Registration
Statement filed pursuant to Section3 hereof) and to each such Participating Broker-Dealer who so requests (with respect to any such Registration Statement) and to their respective counsel and each managing underwriter, if any, without charge, one conformed copy of the Registration Statement or Registration Statements and each post-effective amendment thereto, including financial statements and schedules, and, if requested, all documents incorporated or deemed to be incorporated therein by reference and all exhibits.

(g)      If (1)a Shelf Registration is filed pursuant to Section 3 hereof, or (2)a Prospectus contained in the
Exchange Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the
Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Securities during the Applicable
Period, deliver to each selling Holder of Registrable Securities (with respect to a Registration Statement filed pursuant to Section3 hereof), or each such Participating Broker-Dealer (with respect to any such Registration
Statement), as the case may be, their respective counsel, and the underwriters, if any, without charge, as many copies of each Prospectus (including each form of preliminary prospectus) and each amendment or supplement thereto and any documents incorporated by reference therein as such Persons may reasonably request; and, subject to the last paragraph of this Section6, each Issuer hereby consents to the use of such Prospectus and each amendment or supplement thereto by each of the selling Holders of Registrable Securities or each such
Participating Broker-Dealer, as the case may be, and the underwriters or agents, if any, and dealers, if any, in connection with the offering and sale of the Registrable Securities covered by, or the sale by Participating
Broker-Dealers of the Exchange Notes pursuant to, such Prospectus and any amendment or supplement thereto.

(h)      Prior to any public offering of Registrable Securities or Exchange Notes or any delivery of a Prospectus contained in the Exchange Registration Statement by any Participating Broker-Dealer who seeks to sell Exchange
Notes during the Applicable Period, to use their respective best efforts to register or qualify, and to cooperate with the selling Holders of Registrable Securities or each such Participating Broker-Dealer, as the case may be, the managing underwriter or underwriters, if any, and their respective counsel in connection with the registration or qualification (or exemption from such registration or qualification) of such Registrable
Securities for offer and sale under the securities or Blue Sky laws of such jurisdictions within the United
States as any selling Holder, Participating Broker-Dealer, or the managing underwriter or underwriters reasonably request in writing; provided, however, that where Exchange Notes held by Participating Broker-Dealers or
Registrable Securities are offered other than through an underwritten offering, the Issuers agree to cause their counsel to perform Blue Sky investigations and file registrations and qualifications required to be filed pursuant to this Section6(h), keep each such registration or qualification (or exemption therefrom) effective during the period such Registration Statement is required to be kept effective and do any and all other acts or things reasonably necessary or advisable to enable the disposition in such jurisdictions of the Exchange Notes held by Participating Broker-Dealers or the Registrable Securities covered by the applicable Registration
Statement; provided, however, that no Issuer shall be required to (A)qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 6(h), (B)take any action that would subject it to general service of process in any such jurisdiction where it is not then so subject or
(C)subject itself to taxation in excess of a nominal dollar amount in any such jurisdiction where it is not then so subject.

(i)      If a Shelf Registration is filed pursuant to Section 3 hereof, cooperate with the selling Holders of
Registrable Securities and the managing underwriter or underwriters, if any, to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold, which certificates shall not bear any restrictive legends and shall be in a form eligible for deposit with The Depository Trust Company ("DTC");
and enable such Registrable Securities to be in such denominations and registered in such names as the managing underwriter or underwriters, if any, or selling Holders of Registrable Securities may reasonably request.

(j)      Use their respective best efforts to cause the Registrable Securities covered by the Registration
Statement to be registered with or approved by such other governmental agencies or authorities as may be reasonably necessary to enable the seller or sellers thereof or the underwriter or underwriters, if any, to consummate the disposition of such Registrable Securities, except as may be required solely as a consequence of the nature of such selling Holder's business, in which case the Issuers will cooperate in all reasonable respects with the filing of such Registration Statement and the granting of such approvals..

(k)      If (1)a Shelf Registration is filed pursuant to Section 3 hereof, or (2)a Prospectus contained in the
Exchange Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the
Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, upon the occurrence of any event contemplated by paragraph6(c)(iv) or 6(c)(v) hereof, as promptly as practicable prepare and (subject to Section6(a) hereof) file with the SEC, at the joint and several expense of each of the
Issuers, a supplement or post-effective amendment to the Registration Statement or a supplement to the related
Prospectus or any document incorporated or deemed to be incorporated therein by reference, or file any other required document so that, as thereafter delivered to the purchasers of the Registrable Securities being sold thereunder (with respect to a Registration Statement filed pursuant to Section3 hereof) or to the purchasers of the Exchange Notes to whom such Prospectus will be delivered by a Participating Broker-Dealer (with respect to any such Registration Statement), any such Registration Statement or Prospectus or any document incorporated or deemed to be incorporated therein by reference will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

(l)      Use their respective best efforts to cause the Registrable Securities covered by a Registration
Statement or the Exchange Notes, as the case may be, to be rated with the appropriate rating agencies.

(m)      Prior to the effective date of any Registration Statement relating to the Registrable Securities, (i)
provide the Trustee with printed certificates for the Registrable Securities covered by such Registration
Statement in a form eligible for deposit with DTC and (ii) provide a CUSIP number(s) for the Registrable
Securities or the Exchange Notes, as the case may be.

(n)      Cooperate with each selling Holder of Registrable Securities covered by any Registration Statement and each underwriter, if any, participating in the disposition of such Registrable Securities and their respective counsel in connection with any filings required to be made with the National Association of Securities Dealers,
Inc. (the "NASD").

(o)      In the event a Shelf Registration is filed in connection with any Underwritten Offering of Registrable
Securities, and if requested by Holders of a majority in aggregate principal amount of Registrable Securities covered by such Registration Statement, enter into an underwriting agreement in form, scope and substance as is customary in underwritten offerings of debt securities similar to the Notes, and take all such other actions as are reasonably requested by the managing underwriter or underwriters in order to expedite or facilitate the registration or the disposition of such Registrable Securities, and, in such connection, (i) make such representations and warranties to the underwriters and the Holders of such Registrable Securities, with respect to the business of the Issuers and their respective subsidiaries, and the Registration Statement, Prospectus and documents, if any, incorporated or deemed to be incorporated by reference therein, in each case, in form, substance and scope as are customarily made by issuers to underwriters in underwritten offerings of securities similar to the Notes, and confirm the same if and when requested; (ii) obtain opinions of counsel to the Issuers and updates thereof in form, scope and substance reasonably satisfactory to the managing underwriter or underwriters, addressed to each selling Holder and the underwriters covering the matters customarily covered in opinions requested in underwritten offerings of debt securities similar to the Notes and such other matters as may be reasonably requested by underwriters; (iii) obtain "cold comfort" letters and updates thereof in form and substance reasonably satisfactory to the managing underwriter or underwriters from the independent certified public accountants of the Issuers (and, if necessary, any other independent certified public accountants of any subsidiary of the Issuers or business acquired by the Issuers for which financial statements and financial data are, or are required to be, included in the Registration Statement), addressed to each of the underwriters, such letters to be in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with underwritten offerings of debt securities similar to the Notes; and (iv) if an underwriting agreement is entered into, the same shall contain indemnification provisions and procedures no less favorable than those set forth in Section 8 (or such other less favorable provisions and procedures acceptable to Holders of a majority in aggregate principal amount of Registrable Securities covered by such Registration Statement and the managing underwriter or underwriters or agents) with respect to all parties to be indemnified pursuant to said Section.  The above shall be done at each closing under such underwriting agreement, or as and to the extent required thereunder.

(p)      If (1)a Shelf Registration is filed pursuant to Section 3 hereof, or (2)a Prospectus contained in the
Exchange Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the
Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, make available for inspection by any selling Holder of such Registrable Notes being sold (with respect to a
Registration Statement filed pursuant to Section 3 hereof), or each such Participating Broker-Dealer, as the case may be, any underwriter participating in any such disposition of Registrable Securities, if any, and any attorney or accountant or other agent retained by any such selling Holder or each such Participating Broker-Dealer (with respect to any Registration Statement), as the case may be, or underwriter (collectively, the "Inspectors") at the offices where normally kept, during reasonable business hours, all financial and other records, pertinent corporate documents and properties of the Issuers and their subsidiaries, and cause the officers, directors and employees of the Issuers and their subsidiaries to supply all information, in each case reasonably requested by any such Inspector in connection with such Registration Statement.

(q)      Provide an indenture trustee for the Registrable Securities or the Exchange Notes, as the case may be, and cause the Indenture or the trust indenture provided for in Section2(a) hereof, as the case may be, to be qualified under the TIA not later than the effective date of the first Registration Statement relating to the
Registrable Securities; and in connection therewith, cooperate with the trustee under any such indenture and the selling Holders of the Registrable Securities to effect such changes to the Indenture or such indenture, as the case may be, as may be required for the Indenture or such indenture, as the case may be, to be so qualified in accordance with the terms of the TIA; and execute, and use its reasonable best efforts to cause such trustee to execute, all documents as may be required to effect such changes, and all other forms and documents required to be filed with the SEC to enable such indenture to be so qualified in a timely manner.

(r)      Comply with all applicable rules and regulations of the SEC and make generally available to its securityholders earnings statements satisfying the provisions of Section 11(a) of the Securities Act and Rule 158
thereunder (or any similar rule promulgated under the Securities Act) no later than 45 days after the end of any fiscal quarter (or 90 days after the end of any 12-month period if such period is a fiscal year) (i) commencing at the end of any fiscal quarter in which Registrable Securities are sold to underwriters in a firm commitment or best efforts Underwritten Offering and (ii) if not sold to underwriters in such an offering, commencing on the first day of the first fiscal quarter of the Company after the effective date of a Registration Statement, which statements shall cover said 12-month periods.

(s)      If an Exchange Offer Registration is to be consummated, upon delivery of the Registrable Securities by such selling Holders to the Issuers (or to such other Person as directed by the Issuers) in exchange for the
Exchange Notes, the Issuers shall mark, or caused to be marked, on such Registrable Securities that such
Registrable Securities are being cancelled in exchange for the Exchange Notes; in no event shall such Registrable
Securities be marked as paid or otherwise satisfied.

(t)      Use its reasonable best efforts to take all other steps reasonably necessary to effect the registration of the Exchange Notes and/or Registrable Securities covered by a Registration Statement contemplated hereby.

                  The Issuers may require each selling Holder of Registrable Securities as to which any registration is being effect to furnish to the Issuers such information regarding such seller and the distribution of such Registrable Securities as the Issuers may, from time to time, reasonably request in writing and to otherwise cooperate in the preparation of the Registration Statement.  The Issuers may exclude from such registration the Registrable Securities of any seller who fails to furnish such information within a reasonable time after receiving such request.  If the identity of a seller of Registrable Securities is to be disclosed in a
Registration Statement, such selling Holder shall be permitted to include all information regarding such seller as it shall reasonably request.  At any time during the effectiveness of any Registration Statement with respect to the Registrable Securities, if any selling Holder becomes aware of any change materially affecting the accuracy of the information provided by such selling Holder in writing with respect to itself and contained in the Registration Statement or related Prospectus, such Holder will notify the Issuers of such change.

                  Each Holder of Registrable Notes and each Participating Broker-Dealer agrees by its acquisition of such Registrable Notes or Exchange Notes to be sold by such Participating Broker-Dealer, as the case may be, that, upon receipt of any notice from the Issuers of the happening of any event of the kind described in Section
6(c)(ii), 6(c)(iii), 6(c)(iv) or 6(c)(v) hereof, such Person will forthwith discontinue disposition of such
Registrable Securities covered by such Registration Statement or Prospectus or Exchange Notes to be sold by such
Holder or Participating Broker-Dealer, as the case may be, until such Holder's or Participating Broker-Dealer's receipt of the copies of the supplemented or amended Prospectus contemplated by Section6(k) hereof, or until it is advised in writing (the "Advice") by the Issuers that the use of the applicable Prospectus may be resumed.  In the event that the Issuers shall give any such notice, each of the Effectiveness Period and the Applicable Period shall be extended by the number of days during such periods from and including the date of the giving of such notice to and including the date when each seller of Registrable Notes covered by such Registration Statement or
Exchange Notes to be sold by such Participating Broker-Dealer, as the case may be, shall have received (x)the copies of the supplemented or amended Prospectus contemplated by Section6(k) hereof or (y)the Advice.

7.       Registration Expenses

(a)      All fees and expenses, other than underwriting discounts and commissions, incident to the performance of or compliance with this Agreement by the Issuers shall be borne by the Issuers, jointly and severally, whether or not the Exchange Registration Statement or any Shelf Registration is filed or becomes effective or the Exchange
Offer is consummated, including, without limitation, (i) all registration and filing fees (including, without limitation, (A) fees with respect to filings required to be made with the NASD in connection with an Underwritten
Offering and (B) fees and expenses of compliance with state securities or Blue Sky laws (including, without limitation, reasonable fees and disbursements of counsel in connection with Blue Sky qualifications of the
Registrable Securities or Exchange Notes and determination of the eligibility of the Registrable Securities or
Exchange Notes for investment), (ii) all printing expenses (including, without limitation, expenses of printing certificates for Registrable Securities or Exchange Notes in a form eligible for deposit with DTC and of printing prospectuses and any amendments or supplements thereto and other documents relating to the performance of and compliance with this agreement), (iii) messenger, telephone and delivery expenses, (iv) reasonable fees and disbursements of counsel for the Issuers and, in connection with a Shelf Registration, reasonable fees and disbursements of counsel for the sellers of Registrable Securities, (v) reasonable fees and disbursements of the
Trustee and its counsel, (vi) fees and disbursements of all independent certified public accountants referred to in Section 6(o)(iii) (including, without limitation, the expenses of any special audit and "cold comfort" letters required by or incidental to such performance), (vii) the fees and expenses of any "qualified independent underwriter" or other independent appraiser participating in an offering pursuant to Rule 2720 of the Conduct
Rules of the NASD, (viii) rating agency fees, (ix) Securities Act liability insurance, if the Issuers desire such insurance, (x) fees and expenses of all other Persons retained by the Issuers, (xi) internal expenses of the
Issuers (including, without limitation, all salaries and expenses of officers and employees of the Issuers performing legal or accounting duties), (xii) the expense of any annual audit and (xiii) the fees and expenses incurred in connection with the listing of the securities to be registered on any securities exchange.

(b)      In connection with any Shelf Registration hereunder or any amendment thereto, the Issuers shall reimburse the Holders of the Registrable Securities being registered in such registration for the reasonable fees and disbursements of not more than one counsel (together with appropriate local counsel) chosen by the Holders of a majority in aggregate principal amount of the Registrable Securities to be included in such Registration
Statement and other reasonable out-of-pocket expenses of the Holders of Registrable Securities incurred in connection with the registration of the Registrable Securities.

8.       Indemnification

(a)      The Issuers, jointly and severally, agree to indemnify and hold harmless each Holder of Registrable
Securities covered by a Registration Statement, and each Participating Broker-Dealer selling Exchange Notes during the Applicable Period, the officers, directors, employees and agents of each such Person, and each Person, if any, who controls any such Person within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act (each, a "Participant"), from and against any and all losses, claims, damages, judgments, liabilities and expenses (including, without limitation, the reasonable legal fees and other expenses actually incurred in connection with defending or investigating any suit, action or proceeding or any claim asserted)
caused by, arising out of or based upon any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement (or any amendment thereto) or any Prospectus (or any amendment or supplement thereto), or any preliminary prospectus, or caused by, arising out of or based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the case of the Prospectus, in the light of the circumstances under which they were made, not misleading, except insofar as such losses, claims, damages or liabilities are caused by, arise out of or are based upon any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with information relating to any Participant furnished to the Issuers in writing by such Participant expressly for use therein; provided that the Issuers will not be liable if such untrue statement or omission or alleged untrue statement or omission was contained or made in any preliminary prospectus and corrected in the final Prospectus or any amendment or supplement thereto and any such loss, liability, claim, damage or expense suffered or incurred by the Participants resulted from any action, claim or suit by any person who purchased
Registrable Securities or Exchange Notes which are the subject thereof from such Participant and it is established by a court of competent jurisdiction by final and non-appealable judgment that such Participant failed to deliver or provide a copy of the final Prospectus (as amended or supplemented) to such person with or prior to the confirmation of the sale of such Registrable Securities or Exchange Notes sold to such person if required by applicable law and such loss, liability, claim, damage or expense resulted from the fact that there was not sent or given to such person at or prior to the written confirmation of the sale of such Registrable Securities or
Exchange Notes to such person a copy of the final Prospectus, unless such failure to deliver or provide a copy of the Prospectus (as amended or supplemented) was a result of noncompliance by the Issuers with Section 6 of this
Agreement.

(b)      Each Holder agrees, severally and not jointly, to indemnify and hold harmless the Issuers, their respective directors, their respective officers who sign the Registration Statement and their respective employees and agents and each Person who controls the Issuers within the meaning of Section 15 of the Securities
Act or Section 20 of the Exchange Act to the same extent as the foregoing indemnity from the Issuers to each
Participant, but only with reference to information relating to such Holder furnished to the Issuers in writing by such Holder expressly for use in any Registration Statement or Prospectus, any amendment or supplement thereto, or any preliminary prospectus.  The liability of any Holder under this paragraph shall in no event exceed the proceeds received by such Holder from sales of Registrable Securities or Exchange Notes giving rise to such obligations.

(c)      If any suit, action, proceeding (including any governmental or regulatory investigation), claim or demand shall be brought or asserted against any Person in respect of which indemnity may be sought pursuant to either of the two preceding paragraphs, such Person (the "Indemnified Person") shall promptly notify the Persons against whom such indemnity may be sought (the "Indemnifying Persons") in writing, and the Indemnifying Persons, upon request of the Indemnified Person, shall retain counsel reasonably satisfactory to the Indemnified Person to represent the Indemnified Person and any others the Indemnifying Persons may reasonably designate in such proceeding and shall pay the reasonable fees and expenses actually incurred by such counsel related to such proceeding; provided, however, that the failure to so notify the Indemnifying Persons shall not relieve any of them of any obligation or liability which any of them may have hereunder or otherwise except to the extent it is materially prejudiced by such failure.  In any such proceeding, any Indemnified Person shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified
Person unless (i)the Indemnifying Persons and the Indemnified Person shall have mutually agreed to the contrary,
(ii)the Indemnifying Persons shall have failed within a reasonable period of time to retain counsel reasonably satisfactory to the Indemnified Person or (iii)the named parties in any such proceeding (including any impleaded parties) include both any Indemnifying Person and the Indemnified Person or any affiliate thereof and representation of both parties by the same counsel would be inappropriate due to actual or potential conflicting interests between them.  It is understood that, unless there exists a conflict among Indemnified Persons, the
Indemnifying Persons shall not, in connection with such proceeding or separate but substantially similar related proceeding in the same jurisdiction arising out of the same general allegations, be liable for the fees and expenses of more than one separate firm (in addition to any local counsel) for all Indemnified Persons, and that all such reasonable fees and expenses shall be reimbursed as they are incurred.  Any such separate firm for the
Participants and such control Persons of Participants shall be designated in writing by Participants who sold a majority in interest of Registrable Securities and Exchange Notes sold by all such Participants and any such separate firm for the Issuers, their directors, their officers and such control Persons of the Issuers shall be designated in writing by the Issuers and shall be reasonably acceptable to the Holders.

                  The Indemnifying Persons shall not be liable for any settlement of any proceeding effected without their prior written consent (which consent shall not be unreasonably withheld or delayed), but if settled with such consent or if there be a final non-appealable judgment for the plaintiff for which the Indemnified
Person is entitled to indemnification pursuant to this Agreement, each of the Indemnifying Persons agrees to indemnify and hold harmless each Indemnified Person from and against any loss or liability by reason of such settlement or judgment.  Notwithstanding the foregoing sentence, if at any time an Indemnified Person shall have requested an Indemnifying Person to reimburse the Indemnified Person for fees and expenses actually incurred by counsel as contemplated by the third sentence of the foregoing paragraph, the Indemnifying Person agrees that it shall be liable for any settlement of any proceeding effected without its written consent if (i)such settlement is entered into more than 30days after receipt by such Indemnifying Person of the aforesaid request and
(ii)such Indemnifying Person shall not have reimbursed the Indemnified Person in accordance with such request prior to the date of such settlement, provided, however, that the Indemnifying Person shall not be liable for any settlement effected without its consent pursuant to this sentence if the Indemnifying Person is contesting, in good faith, the request for reimbursement.  No Indemnifying Person shall, without the prior written consent of the Indemnified Persons (which consent shall not be unreasonably withheld or delayed), effect any settlement or compromise of any pending or threatened proceeding in respect of which any Indemnified Person is or could have been a party, or indemnity could have been sought hereunder by such Indemnified Person, unless such settlement
(A)includes an unconditional written release of such Indemnified Person, in form and substance reasonably satisfactory to such Indemnified Person, from all liability on claims that are the subject matter of such proceeding and (B) does not include any statement as to an admission of fault, culpability or failure to act by or on behalf of such Indemnified Person.

(d)      If the indemnification provided for in clauses (a) and (b) of this Section8 is for any reason unavailable to, or insufficient to hold harmless (other than by reason of the exceptions provided in those
Sections), an Indemnified Person in respect of any losses, claims, damages or liabilities referred to therein, then each Indemnifying Person under such paragraphs, in lieu of indemnifying such Indemnified Person thereunder and in order to provide for just and equitable contribution, shall contribute to the amount paid or payable by such Indemnified Person as a result of such losses, claims, damages or liabilities in such proportion as is appropriate to reflect (i) the relative benefits received by the Indemnifying Person or Persons on the one hand and the Indemnified Person or Persons on the other from the offering of the Securities or (ii) if the allocation provided by the foregoing clause (i) is not permitted by applicable law, not only such relative benefits but also the relative fault of the Indemnifying Person or Persons on the one hand and the Indemnified Person or Persons on the other in connection with the statements or omissions or alleged statements or omissions that resulted in such losses, claims, damages or liabilities (or actions in respect thereof) as well as any other relevant equitable considerations.  The relative fault of the parties shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Issuers on the one hand or such Holder or such other
Indemnified Person, as the case may be, on the other, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission, and any other equitable considerations appropriate under the circumstances.  The Holder's respective obligations to contribute pursuant to this Section 8(d) are several in proportion to the respective principle amount of Registrable Securities of such Holder that are registered pursuant to a Registration Statement.

(e)      The parties agree that it would not be just and equitable if contribution pursuant to this Section 8 were determined by pro rata allocation (even if the Holders were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in the immediately preceding paragraph.  The amount paid or payable by an Indemnified Person as a result of the losses, claims, damages, judgments, liabilities and expenses referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any reasonable legal or other expenses actually incurred by such Indemnified Person in connection with investigating or defending any such action or claim.
Notwithstanding the provisions of this Section 8, in no event shall a Holder be required to contribute any amount in excess of the amount by which proceeds received by such Holder from sales of Registrable Securities or
Exchange Notes, as the case may be, exceeds the amount of any damages that such Holder has otherwise been required to pay or has paid by reason of such untrue or alleged untrue statement or omission or alleged omission.
No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act)
shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

(f)      Any losses, claims, damages, liabilities or expenses for which an Indemnified Person is entitled to indemnification or contribution under this Section 8 shall be paid by the Indemnifying Persons to the Indemnified
Person as such losses, claims, damages, liabilities or expenses are incurred.  The indemnity and contribution agreements contained in this Section 8 and the representations and warranties of the Issuers set forth in this
Agreement shall remain operative and in full force and effect, regardless of (i)any investigation made by or on behalf of any Participant or any Person who controls a Participant, the Issuers and their directors, officers, employees or agents or any Person controlling the Issuers, (ii)any termination of this Agreement, (iii)
acceptance of any Exchange Notes or Private Exchange Notes and (iv) any sale of Registrable Securities pursuant to a Registration Statement.

(g)      The indemnity and contribution agreements contained in this Section 8 will be in addition to any liability which the Indemnifying Persons may otherwise have to the Indemnified Persons referred to above, and shall not limit any rights or remedies which may otherwise be available to any Indemnified party at law or in equity.

9.       Rule 144 and 144A

                  The Issuers covenant that, so long as Registrable Securities remain outstanding, they will file the reports required to be filed by them under the Securities Act and the Exchange Act and the rules and regulations adopted by the SEC thereunder in a timely manner and, if at any time the Issuers are not required to file such reports, the Issuers will, upon the request of any Holder of Registrable Securities, make publicly available annual reports and such information, documents and other reports of the type specified in Sections 13 and 15(d) of the Exchange Act.  The Issuers further covenant, for so long as any Registrable Securities remain outstanding, to make available to any Holder or beneficial owner of Registrable Securities in connection with any sale thereof and any prospective purchaser of such Registrable Securities from such Holder or beneficial owner, the information required by Rule 144A(d)(4) under the Securities Act in order to permit resales of such
Registrable Securities pursuant to Rule 144A.

10.      Miscellaneous

(a)      No Inconsistent Agreements.  No Issuer has entered, as of the date hereof, into any agreement with respect to any of its securities that is inconsistent with the rights granted to the Holders of Registrable
Securities in this Agreement or otherwise conflicts with the provisions hereof.  No Issuer has entered into any agreement with respect to any of its securities which will grant to any Person piggyback rights with respect to a
Registration Statement required to be filed by the Issuers pursuant to this Agreement.

(b)      Adjustments Affecting Registrable Securities.  None of the Issuers shall, directly or indirectly, take any action with respect to the Registrable Securities that would adversely affect the ability of the Holders of
Registrable Securities to include such Registrable Securities in a registration undertaken pursuant to this
Agreement.

(c)      Amendments and Waivers.  The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless the Issuers have obtained the written consent of (A)Holders of at least a majority of the then outstanding aggregate principal amount of Registrable Securities and (B)in circumstances that would adversely affect the Participating Broker-Dealers, the Participating Broker-Dealers holding not less than a majority in aggregate principal amount of the Exchange Notes held by all Participating Broker-Dealers; provided, however, that Section8 and this Section10(c) may not be amended, modified or supplemented without the prior written consent of each Holder and each Participating Broker-Dealer (including any Person who was a Holder or
Participating Broker-Dealer of Registrable Notes or Exchange Notes, as the case may be, disposed of pursuant to any Registration Statement) affected by any such amendment, modification or supplement.  Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of Holders of Registrable Securities whose securities are being sold pursuant to a
Registration Statement and that does not directly or indirectly affect, impair, limit or compromise the rights of other Holders of Registrable Securities may be given by Holders of at least a majority in aggregate principal amount of the Registrable Securities being sold by such Holders pursuant to such Registration Statement; provided that the provisions of this sentence may not be amended, modified or supplemented except in accordance with the provisions of the immediately preceding sentence.

(d)      Notices.  All notices and other communications (including without limitation any notices or other communications to the Trustee) provided for or permitted hereunder shall be made in writing by hand-delivery, registered first-class mail, next-day air courier or telecopier:

(i)      if to a Holder of the Registrable Securities or any Participating Broker-Dealer, at the most current address of such Holder or participating Broker-Dealer, as the case may be, set forth on the records of the registrar under the Indenture.

(ii)     if to the Issuers as follows:

                           c/o Salem Communications Holding Corporation
                           4880 Santa Rosa Road
                           Camarillo, California 93012
                           Facsimile:  (805) 384-4505.
                           Attention:  General Counsel

         with copies to:

                           Gibson, Dunn & Crutcher, LLP
                           4 Park Plaza
                           Suite 1800
                           Irvine, California 92614
                           Facsimile No.:  (949) 451-4220
                           Attention:  Thomas D. Magill, Esq.

                  All such notices and communications shall be deemed to have been duly given:  when delivered by hand, if personally delivered; five Business Days after being deposited in the mail, postage prepaid, if mailed;
one Business Day after being timely delivered to a next-day air courier; and when receipt is acknowledged by the addressee, if telecopied.

                  Copies of all such notices, demands or other communications shall be concurrently delivered by the Person giving the same to the trustee under the Indenture at the address specified in such Indenture.

(e)      Successors and Assigns.  This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto, the Holders and the Participating Broker-Dealers, provided that nothing herein shall be deemed to permit any assignment, transfer or other disposition of Registrable Securities in violation of the terms of the Indenture.

(f)      Counterparts.  This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

(g)      Headings.  The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

(h)      Governing Law.  THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE
STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO
PRINCIPLES OF CONFLICTS OF LAW.  EACH OF THE PARTIES HERETO AGREES TO SUBMIT TO THE JURISDICTION OF THE COURTS OF
THE STATE OF NEW YORK IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT.

(i)      Severability.  If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their reasonable best efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction.  It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

(j)      Joint and Several Obligations.  Each of the obligations of the Issuers under this Agreement shall be joint and several obligations of each of them.

(k)      Securities Held by the Issuers or Their Affiliates.  Whenever the consent or approval of Holders of a specified percentage of Registrable Securities is required hereunder, Registrable Securities held by the Issuers or their affiliates (as such term is defined in Rule 405 under the Securities Act) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.

(l)      Third-Party Beneficiaries.  Holders of Registrable Securities and Participating Broker-Dealers are
intended third party-beneficiaries of this Agreement, and this Agreement may be enforced by such Persons.

(m)      Entire Agreement.  This Agreement, together with the Purchase Agreement and the Indenture, is intended by the parties as a final and exclusive statement of the agreement and understanding of the parties hereto is respect of the subject matter contained herein and therein and any and all prior oral or written agreements, representations, or warranties, contracts, understandings, correspondence, conversations and memoranda between the Holders on the one hand and the Issuers on the other, or between or among any agents, representatives, parents, subsidiaries, affiliates, predecessors in interest or successors in interest with respect to the subject matter hereof and thereof are merged herein and replaced hereby.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                                     SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ Jonathan L. Block

Name:	Jonathan L. Block
Title:	Vice President, General Counsel and Secretary
                                                     SALEM COMMUNICATIONS CORPORATION

By:	/s/ Jonathan L. Block

Name:	Jonathan L. Block
Title:	Vice President, General Counsel and Secretary

                                 ATEP RADIO, INC.
                                 BISON MEDIA, INC.
                                 CARON BROADCASTING, INC.
                                 CCM COMMUNICATIONS, INC.
                                 COMMON GROUND BROADCASTING, INC.
                                 GOLDEN GATE BROADCASTING COMPANY INC.
                                 INLAND RADIO, INC.
                                 INSPIRATION MEDIA, INC.
                                 INSPIRATION MEDIA OF PENNSYLVANIA, LP
                                 INSPIRATION MEDIA OF TEXAS, LLC
                                 KINGDOM DIRECT, INC.
                                 NEW ENGLAND CONTINENTAL MEDIA, INC.
                                 NEW INSPIRATION BROADCASTING COMPANY, INC.
                                 OASIS RADIO, INC.
                                 ONEPLACE, LLC
                                 PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                 RADIO 1210, INC.
                                 REACH SATELITE NETWORK, INC.
                                 SALEM COMMUNICATIONS ACQUISITION CORPORATION
                                 SALEM MEDIA CORPORATION
                                 SALEM MEDIA OF COLORADO, INC.
                                 SALEM MEDIA OF GEORGIA, INC.
                                 SALEM MEDIA OF HAWAII, INC.
                                 SALEM MEDIA OF ILLINOIS, LLC
                                 SALEM MEDIA OF KENTUCKY, INC.
                                 SALEM MEDIA OF NEW YORK, LLC
                                 SALEM MEDIA OF OHIO, INC.
                                 SALEM MEDIA OF OREGON, INC.
                                 SALEM MEDIA OF PENNSYLVANIA, INC.
                                 SALEM MEDIA OF TEXAS, INC.
                                 SALEM MEDIA OF VIRGINIA, INC.
                                 SALEM MUSIC NETWORK, INC.
                                 SALEM RADIO NETWORK INCORPORATED
                                 SALEM RADIO OPERATIONS, LLC
                                 SALEM RADIO OPERATIONS - PENNSYLVANIA, INC.
                                 SALEM RADIO PROPERTIES, INC.
                                 SALEM RADIO REPRESENTATIVES, INC.
                                 SCA LICENSE CORPORATION
                                 SOUTH TEXAS BROADCASTING, INC.
                                 SRN NEWS NETWORK, INC.
                                 VISTA BROADCASTING, INC.

                                                     as Guarantors

By:	/s/ Jonathan L. Block

Name:	Jonathan L. Block
Title:	Vice President and Secretary

INITIAL PURCHSERS:

DEUTSCHE BANC ALEX. BROWN INC.
J.P. MORGAN SECURITIES INC.
BEAR, STEARNS & CO. INC.
BNY CAPITAL MARKETS, INC.
CREDIT SUISSE FIRST BOSTON CORPORATION
FLEET SECURITIES, INC.
JEFFERIES & COMPANY, INC.

By: DEUTSCHE BANC ALEX. BROWN INC.

Acting on behalf of itself and
the several Initial Purchasers named above.

By:	/s/ Daniel B. Graves

Name:	Daniel B. Graves
Title:	Managing Director

By:	/s/ Carl A. Mayer, III

Name:	Carl A. Mayer, III
Title:	Managing Director

EXHIBIT 10.01.02

                                               EMPLOYMENT AGREEMENT

         This Employment Agreement (the "Agreement") is entered into as of July 1, 2001, by and between Edward G.
Atsinger III, an individual ("Executive"), and Salem Communications Holding Corporation, a Delaware corporation
(the "Company").

                                                     RECITALS

         WHEREAS, the Executive and the Company (as successor to its parent, Salem Communications Corporation, a
Delaware corporation ("Parent")) are parties to the Employment Agreement, dated August 1, 1997 (the "Old
Employment Agreement") which had been renewed through July 31, 2001;

         WHEREAS, the Executive and the Company wish to terminate the Old Employment Agreement, effective as of midnight on June 30, 2001;

         WHEREAS, the Company desires to employ Executive in the capacity of President and Chief Executive
Officer of the Company on the terms and conditions set forth herein; and

         WHEREAS, Executive desires to serve in such capacity on behalf of the Company and to provide to the
Company the services described herein on the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the foregoing recitals, the terms and conditions set forth herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged,
Executive and the Company hereby agree as follows:

         1.       Employment By The Company And Term.

                  (a)      Full Time and Best Efforts.  Subject to the terms set forth herein, the Company agrees to employ Executive as President and Chief Executive Officer and Executive hereby accepts such employment.  As
President and Chief Executive Officer, Executive shall have responsibility for the day-to-day operations of the
Company and shall have the authority, functions, duties, powers and responsibilities for Executive's corporate offices and positions which are set forth in the Company's bylaws from time to time in effect and such other authority, functions, duties, powers and responsibilities as the Board of Directors of the Company (the "Board")
may from time to time prescribe or delegate to Executive, in all cases to be consistent with Executive's corporate offices and positions.  During the term of his employment with the Company, Executive will apply, on a full-time basis, all of his skill and experience to the performance of his duties in such employment and will not, without the prior consent of the Board, devote substantial amounts of time to outside business activities.
The performance of Employee's duties shall be in Camarillo, California, subject to reasonable travel as the performance of his duties in the business may require.  Notwithstanding the foregoing, Executive may devote a reasonable amount of his time to civic, community, charitable or passive investment activities.

                  (b)      Company Policies.  The employment relationship between the parties shall be governed by the general employment policies and practices of the Company, except that when the terms of this Agreement differ from or are in conflict with the Company's general employment policies or practices, this Agreement shall control.

                  (c)      Term.  The initial term of the employment of Executive under this Agreement shall begin as of July 1, 2001 for an initial term ending on June 30, 2004 (such three-year period, the "Initial
Term"), subject to the provisions for termination set forth herein and renewal as provided in Section 1(d) below.

                  (d)      Renewal.  Unless the Company or Executive shall have given the other party hereto notice (any such notice to be given in accordance with Section 10(a) hereof) that this Agreement shall not be renewed at least 90 days prior to the end of the Initial Term, the term of this Agreement shall be automatically extended for a period of one year (each such one-year period, an "Extended Term"), such procedure to be followed in each such successive period.  Each Extended Term shall continue to be subject to the provisions for termination set forth herein.

         2.       Compensation And Benefits.

                  (a)      Cash Salary.  Executive shall receive for services to be rendered hereunder an annual base salary of Five Hundred Thirty Thousand Dollars ($530,000) (the "Base Salary").  Effective January 1, 2002,
the Base Salary shall be increased to Seven Hundred Thousand Dollars ($700,000).

                   (b)     Participation in Benefit Plans.  During the term hereof, Executive shall be entitled to participate in any group insurance, hospitalization, medical, dental, health and accident, disability or similar plan or program of the Company now existing or established hereafter to the extent that he is eligible under the general provisions thereof.  The Company may, in its sole discretion and from time to time, amend, eliminate or establish additional benefit programs as it deems appropriate.  Executive shall also participate in all fringe benefits offered by the Company to any of its Executives.

         3.       Bonuses.

                  (a)      Signing Bonus.  On the date this Agreement is executed by the Executive and the
Company, as first written above, the Executive shall receive a signing bonus of Three Hundred Thousand Dollars
($300,000) in cash.  In the event that Executive's employment is terminated during the Initial Term for any reason, Executive shall forfeit and be obligated to return a percentage of the cash portion of the signing bonus equal to the number of full months remaining in the Initial Term after the Termination Date, as defined in
Section 4 below, divided by 36.

                  (b)      Annual Bonus.  In addition to the other compensation of Executive as set forth herein, and subject to the provisions of Section 4 hereof, Executive shall be eligible for an annual merit bonus in an amount to be determined at the discretion of the Board of Directors of the Company, which bonus may be paid in cash, options or a combination thereof.  In 2001, Executive's annual merit bonus shall be based upon the Company achieving after-tax cash flow in 2001 of $1.01.

         4.       Termination Of Employment.

                  The date on which Executive's employment by the Company ceases, under any of the following circumstances, shall be defined herein as the "Termination Date."

                  (a)      Termination For Cause.

                           (i)      Termination; Payment of Accrued Salary.  The Board may terminate Executive's employment with the Company at any time for cause, immediately upon notice to Executive of the circumstances leading to such termination for cause. In the event that Executive's employment is terminated for cause,
Executive shall receive payment for all accrued salary through the Termination Date, which in this event shall be the date upon which notice of termination is given. The Company shall have no further obligation to pay severance of any kind nor to make any payment in lieu of notice.

                           (ii)     Definition of Cause.  "Cause" means the occurrence or existence of any of the following with respect to Executive, as determined by a majority of the disinterested directors of the Board: (A)
a material breach by Executive of any of his obligations hereunder which remains uncured after the lapse of 30 days following the date that the Company has given Executive notice thereof, provided, however, that the failure by the Company to achieve performance targets shall not, in and of itself, constitute a material breach under this Section  4(a)(ii)(A); (B) any misappropriation, embezzlement, intentional fraud or similar conduct involving the Company or any person or entity directly or indirectly controlling, controlled by or under direct or indirect common control with the Company (an "Affiliate"); (C) the conviction or the plea of nolo contendere or the equivalent in respect of any felony or a crime involving moral turpitude; or (D) the repeated non-prescription use of any controlled substance or the repeated use of alcohol or any other non-controlled substance which, in any case described in this clause (D), the Board reasonably determines renders the Executive unfit to serve in his capacity as an officer or employee of the Company or its Affiliates.

                  (b)      Termination by Executive.  Executive shall have the right, at his election, to terminate his employment with the Company by notice to the Company to that effect (i) if the Company shall have failed to substantially perform a material condition or covenant of this Agreement ("Company's Material Breach")
or (ii) if the Company materially reduces or diminishes Executive's powers and responsibilities hereunder;
provided, however, that a termination under clauses (i) and (ii) of this Section 4(b) will not be effective until
Executive shall have given notice to the Company specifying the claimed breach and, provided such breach is curable, Company fails to correct the claimed breach within 30 days after the receipt of the applicable notice or such longer term as may be reasonably required by the Company due to the nature of the claimed breach (but within
10 days if the failure to perform is a failure to pay monies when due under the terms of this Agreement).

                  (c)      Termination Upon Disability.  The Company may terminate Executive's employment in the event Executive suffers a disability that renders Executive unable to perform the essential functions of his position, even with reasonable accommodation, for 180 days within any 270 day period and fails to return to work within 10 days of notice by the Company of intention to terminate.  After the Termination Date, which in this event shall be the date upon which notice of termination is given, no further compensation will be payable under this Agreement except that Executive shall receive the accrued portion of any salary and bonus through the
Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan plus severance equal to 100% of his then Base Salary for 15 months without offset for any disability payments
Executive may receive, payable in equal monthly installments.

                  (d)      Termination Without Cause; Failure to Renew.

                           (i)      Termination Payments.  In the event that, during the Initial Term, Executive's employment is terminated by the Company other than pursuant to Section 4(a) or 4(c), or by Executive pursuant to
Section 4(b), the Company shall pay Executive as severance an amount equal to his then Base Salary for the longer of six months or the remainder of the Initial Term, less standard withholdings for tax and social security purposes, payable in equal installments over six consecutive months, or, if longer, the number of months remaining in the Initial Term, commencing immediately following termination, in monthly pro rata payments commencing as of the Termination Date, plus the accrued portion of any bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.  In the event that during an
Extended Term Executive's employment is terminated by the Company other than pursuant to Section 4(a) or 4(c), or by Executive pursuant to Section 4(b), or if the Company shall fail to renew the term of this Agreement at the expiration of the Initial Term (including any renewal term thereof), the Company shall pay Executive as severance an amount equal to three months of his then Base Salary, less standard withholdings for tax and social security purposes, payable in equal installments over three consecutive months commencing immediately following termination or failure to renew in monthly pro rata payments commencing as of the Termination Date, plus the accrued portion of any bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.

                  (e)      Benefits Upon Termination.   All benefits provided under Section 2(b) hereof shall be
extended at the Executive's cost, to the extent permitted by the Company's insurance policies and benefit plans, for six months after Executive's Termination Date, except (a) as required by law (e.g. COBRA health insurance continuation election) or (b) in the event of a termination by the Company pursuant to Section 4(a).

                  (f)      Termination Upon Death.  If Executive dies prior to the expiration of the Initial Term or any Extended Term of this Agreement, the Company shall (i) continue coverage of Executive's dependents (if any) under all applicable benefit plans or programs of the type listed above in Section 2(b) herein for a period of 12 months, and (ii) pay to Executive's estate the accrued portion of any salary and bonus through the
Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.

                  (g)      No Offset.  Executive shall have no duty to mitigate any of his damages or losses and, except as provided in Section 3(a) hereof, the Company shall not be entitled to reduce or offset any payments owed to Executive hereunder for any reason.

         5.       Right Of First Refusal On Corporate Opportunities.

                  During the term of employment under this Agreement, Executive agrees that he will, prior to exploiting a Corporate Opportunity (hereafter defined) for his own account, offer the Company a right of first refusal with respect to such Corporate Opportunity.  For purposes of this Section 5, "Corporate Opportunity"
shall mean any business opportunity that is in the same or a related business as any of the businesses in which the Company or any of its Affiliates is involved.  The determination as to whether a business opportunity constitutes a Corporate Opportunity shall be made by a majority of the disinterested members of the Board, and their determination shall be based on an evaluation of (i) the extent to which the opportunity is within the
Company's or any of its Affiliates' existing lines of business or its existing plans to expand; (ii) the extent to which the opportunity supplements the Company's or any of its Affiliates' existing lines of activity or complements the Company's or any of its Affiliates' existing methods of service; (iii) whether the Company has available resources that can be utilized in connection with the opportunity; (iv) whether the Company is legally or contractually barred from utilizing the opportunity; (v) the extent to which utilization of the opportunity by
Executive would create conflicts of interest with the Company or any of its Affiliates; and (vi) any other factors the disinterested Board members deem appropriate under the circumstances.

         6.       Proprietary Information Obligations.

                  During the term of employment under this Agreement, Executive will have access to and become acquainted with the Company's confidential and proprietary information, including but not limited to information or plans regarding the Company's customer relationships, personnel, or sales, marketing, and financial operations and methods; and other compilations of information, records, and specifications (collectively "Proprietary
Information").  Executive shall not disclose any of the Company's Proprietary Information directly or indirectly, or use it in any way, either during the term of this Agreement or at any time thereafter, except as required in the course of his employment for the Company or as authorized in writing by the Company.  All files, records, documents, computer-recorded information and similar items relating to the business of the Company, whether prepared by Executive or otherwise coming into his possession, shall remain the exclusive property of the Company and shall not be removed from the premises of the Company under any circumstances whatsoever without the prior written consent of the Company, except when (and only for the period) necessary to carry out Executive's duties hereunder, and if removed shall be immediately returned to the Company upon any termination of his employment and no copies thereof shall be kept by Executive; provided, however, that Executive shall be entitled to retain documents reasonably related to his prior interest as a shareholder.

         7.       Noninterference.

                  While employed by the Company, Executive agrees not to interfere with the business of the
Company by directly or indirectly soliciting, attempting to solicit, inducing, or otherwise causing any employee of the Company or any of its Affiliates to terminate his or her employment in order to become an employee, consultant or independent contractor to or for any other employer.

         8.       Noncompetition.

                  Executive agrees that during the term of this Agreement and for a period of two years thereafter, he will not, without the prior consent of the Company, directly or indirectly, have an interest in, be employed by, be connected with, or have an interest in, as an employee, consultant, officer, director, partner, stockholder or joint venturer, in any person or entity owning, managing, controlling, operating or otherwise participating or assisting in any business that is in competition with the business of the Company or any of its Affiliates (i) during the term of this Agreement, in any location, and (ii) for the two-year period following the termination of this Agreement, in any province, state or jurisdiction in which the Company or any of its Affiliates was conducting business at the date of termination of Executive's employment and continues to do so thereafter; provided, however, that the foregoing shall not prevent Executive from being a stockholder of less than one percent of the issued and outstanding securities of any class of a corporation listed on a national securities exchange or designated as national market system securities on an interdealer quotation system by the
National Association of Securities Dealers, Inc.

         9.       Remedies.

                  Executive acknowledges that a breach or threatened breach by Executive of any the provisions of
Sections 5, 6, 7 or 8 will result in the Company and its shareholders suffering irreparable harm which cannot be calculated or fully or adequately compensated by recovery of damages alone.  Accordingly, Executive agrees that the Company shall be entitled to interim, interlocutory and permanent injunctive relief, specific performance and other equitable remedies, in addition to any other relief to which the Company may become entitled should there be such a breach or threatened breach.

         10.      Miscellaneous.

                  (a)      Notices.  Any notices provided hereunder must be in writing and shall be deemed effective upon the earlier of (i) personal delivery (including personal delivery by telecopy or telex), (ii) on the first day after mailing by overnight courier, or (iii) on the third day after mailing by first class mail, to the recipient at the address indicated below:

                  To the Company:

                  Salem Communications Holding Corporation
                  4880 Santa Rosa Road, Suite 300
                  Camarillo, California  93012
                  Attention:  Jonathan L. Block, Vice President, General Counsel and Secretary
                  Telephone:  (805) 987-0400, Ext. 1106
                  Facsimile:  (805) 384-4505

                  To Executive:

                  Edward G. Atsinger III
                  4880 Santa Rose Road, Suite 300
                  Camarillo, CA  93012
                  Telephone:  (805) 987-0400, Ext. 1104
                  Facsimile:  (805) 987-6072

or to such other address or to the attention of such other person as the recipient party will have specified by prior written notice to the sending party.

                  (b)      Severability.  If any provision of this Agreement is determined to be invalid or unenforceable by a court of competent jurisdiction from which no further appeal lies or is taken, that provision shall be deemed to be severed herefrom, and all remaining provisions of this Agreement shall not be affected thereby and shall remain valid and enforceable.

                  (c)      Entire Agreement.  This document constitutes the final, complete, and exclusive embodiment of the entire agreement and understanding between the parties related to the subject matter hereof and supersedes and preempts any prior or contemporaneous understandings, agreements, or representations by or between the parties, written or oral.  Without limiting the generality of the foregoing, except as provided in this
Agreement, all understandings and agreements, written or oral, relating to the employment of Executive by the
Company or the payment of any compensation or the provision of any benefit in connection therewith or otherwise, are hereby terminated and shall be of no further force and effect.

                  (d)      Counterparts.  This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together will constitute one and the same agreement.

                  (e)      Successors and Assigns.  This Agreement is intended to bind and inure to the benefit of and be enforceable by Executive and the Company, and their respective successors and assigns, except that
Executive may not assign any of his duties hereunder and he may not assign any of his rights hereunder without the prior written consent of the Company.

                  (f)      Amendments.  No amendments or other modifications to this Agreement may be made except by a writing signed by both parties.  No amendment or waiver of this Agreement requires the consent of any individual, partnership, corporation or other entity not a party to this Agreement.  Nothing in this Agreement, express or implied, is intended to confer upon any third person any rights or remedies under or by reason of this
Agreement.

                  (g)      Attorneys' Fees.  If any legal proceeding is necessary to enforce or interpret the terms of this Agreement, or to recover damages for breach therefore, the prevailing party shall be entitled to reasonable attorney's fees, as well as costs and disbursements, in addition to other relief to which he or it may be entitled.

                  (h)      Choice of Law.  All questions concerning the construction, validity and interpretation of this Agreement will be governed by the internal law, and not the law of conflicts, of the State of California.

                  (i)      Arbitration.  The parties expressly agree that in the event of any dispute, controversy or claim by any party concerning this Agreement, the prevailing party shall be entitled to a reimbursement of its reasonable attorneys' fees and costs from the other party to the proceeding.  Any dispute, controversy or claim arising hereunder or in any way related to this Agreement shall be resolved by arbitration in the City of Los Angeles pursuant to the rules of the American Arbitration Association.  The Arbitrator's
decision shall be final and binding on both parties.  The parties intend this arbitration provision to be valid, enforceable, irrevocable and construed as broadly as possible.  The Arbitrator shall have full authority to award all legal and equitable relief, including, without limitation, injunctive relief, to the same extent as a court of competent jurisdiction; provided, however, that the Arbitrator shall have no authority to award damages for emotional distress or punitive damages.  Judgment upon the award rendered by the Arbitrator may be entered by any court having jurisdiction thereof.  The parties agree that in the event of a breach or threatened breach by any part of any one of more of the covenants set forth in this Agreement, the other party would not have any adequate remedy at law.  Accordingly, in the event of any such breach or threatened breach, such other party may, in addition to the other remedies which may be available to it, seek in arbitration to enjoin the breaching party from such breach or threatened breach.

                  IN WITNESS WHEREOF, the parties have executed this agreement effective as of the date first written above.

                                                     "EXECUTIVE"

/s/ Edward G. Atsinger III

Edward G. Atsinger III

                                                     "COMPANY"

                                                     SALEM COMMUNICATIONS HOLDING CORPORATION

/s/ Jonathan L. Block

Jonathan L. Block
Vice President, General Counsel and Secretary

EXHIBIT 10.02.01

                                               EMPLOYMENT AGREEMENT

         This Employment Agreement (the "Agreement") is entered into as of July 1, 2001, by and between Stuart W.
Epperson, an individual ("Executive"), and Salem Communications Holding Corporation, a Delaware corporation (the
"Company").

                                                     RECITALS

         WHEREAS, the Executive and the Company (as successor to its parent, Salem Communications Corporation, a
Delaware corporation ("Parent")) are parties to the Employment Agreement, dated August 1, 1997 (the "Old
Employment Agreement") which had been renewed through July 31, 2001;

         WHEREAS, the Executive and the Company wish to terminate the Old Employment Agreement, effective as of midnight on June 30, 2001;

         WHEREAS, the Company desires to employ Executive in the capacity of Chairman of the Company on the terms and conditions set forth herein; and

         WHEREAS, Executive desires to serve in such capacity on behalf of the Company and to provide to the
Company the services described herein on the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the foregoing recitals, the terms and conditions set forth herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged,
Executive and the Company hereby agree as follows:

         1.       Employment By The Company And Term.

                  (a)      Full Time and Best Efforts.  Subject to the terms set forth herein, the Company agrees to employ Executive as Chairman and Executive hereby accepts such employment.  Executive shall have the authority, functions, duties, powers and responsibilities for Executive's corporate offices and positions which are set forth in the Company's bylaws from time to time in effect and such other authority, functions, duties, powers and responsibilities as the Board of Directors of the Company (the "Board") may from time to time prescribe or delegate to Executive, in all cases to be consistent with Executive's corporate offices and positions.  During the term of his employment with the Company, Executive will apply, on a full-time basis, all of his skill and experience to the performance of his duties in such employment and will not, without the prior consent of the Board, devote substantial amounts of time to outside business activities.  The performance of
Employee's duties shall be in Winston-Salem, North Carolina, subject to such reasonable travel as the performance of his duties in the business may require.  Notwithstanding the foregoing, Executive may devote a reasonable amount of his time to civic, community, charitable or passive investment activities.

                  (b)      Company Policies.  The employment relationship between the parties shall be governed by the general employment policies and practices of the Company, except that when the terms of this Agreement differ from or are in conflict with the Company's general employment policies or practices, this Agreement shall control.

                  (c)      Term.  The initial term of the employment of Executive under this Agreement shall begin as of July 1, 2001 for an initial term ending on June 30, 2004 (such three-year period, the "Initial
Term"), subject to the provisions for termination set forth herein and renewal as provided in Section 1(d) below.

                  (d)      Renewal.  Unless the Company or Executive shall have given the other party hereto notice (any such notice to be given in accordance with Section 10(a) hereof) that this Agreement shall not be renewed at least 90 days prior to the end of the Initial Term, the term of this Agreement shall be automatically extended for a period of one year (each such one-year period, an "Extended Term"), such procedure to be followed in each such successive period.  Each Extended Term shall continue to be subject to the provisions for termination set forth herein.

         2.       Compensation And Benefits.

                  (a)      Cash Salary.  Executive shall receive for services to be rendered hereunder an annual base salary of Five Hundred Thirty Thousand Dollars ($530,000) (the "Base Salary").  Effective January 1, 2002,
the Base Salary shall be increased to Seven Hundred Thousand Dollars ($700,000).

                   (b)     Participation in Benefit Plans.  During the term hereof, Executive shall be entitled to participate in any group insurance, hospitalization, medical, dental, health and accident, disability or similar plan or program of the Company now existing or established hereafter to the extent that he is eligible under the general provisions thereof.  The Company may, in its sole discretion and from time to time, amend, eliminate or establish additional benefit programs as it deems appropriate.  Executive shall also participate in all fringe benefits offered by the Company to any of its Executives.

         3.       Bonuses.

                  (a)      Signing Bonus.  On the date this Agreement is executed by the Executive and the
Company, as first written above, the Executive shall receive a signing bonus of Two Hundred Thousand Dollars
($200,000) in cash.  In the event that Executive's employment is terminated during the Initial Term for any reason, Executive shall forfeit and be obligated to return a percentage of the cash portion of the signing bonus equal to the number of full months remaining in the Initial Term after the Termination Date, as defined in
Section 4 below, divided by 36.

                   (b)     Annual Bonus.  In addition to the other compensation of Executive as set forth herein, and subject to the provisions of Section 4 hereof, Executive shall be eligible for an annual merit bonus in an amount to be determined at the discretion of the Board of Directors of the Company, which bonus may be paid in cash, options or a combination thereof.

4.       Termination Of Employment.

                  The date on which Executive's employment by the Company ceases, under any of the following circumstances, shall be defined herein as the "Termination Date."

                  (a)      Termination For Cause.

                           (i)      Termination; Payment of Accrued Salary.  The Board may terminate Executive's employment with the Company at any time for cause, immediately upon notice to Executive of the circumstances leading to such termination for cause. In the event that Executive's employment is terminated for cause,
Executive shall receive payment for all accrued salary through the Termination Date, which in this event shall be the date upon which notice of termination is given. The Company shall have no further obligation to pay severance of any kind nor to make any payment in lieu of notice.

                           (ii)     Definition of Cause.  "Cause" means the occurrence or existence of any of the following with respect to Executive, as determined by a majority of the disinterested directors of the Board: (A)
a material breach by Executive of any of his obligations hereunder which remains uncured after the lapse of 30 days following the date that the Company has given Executive notice thereof, provided, however, that the failure by the Company to achieve performance targets shall not, in and of itself, constitute a material breach under this Section  4(a)(ii)(A); (B) any misappropriation, embezzlement, intentional fraud or similar conduct involving the Company or any person or entity directly or indirectly controlling, controlled by or under direct or indirect common control with the Company (an "Affiliate"); (C) the conviction or the plea of nolo contendere or the equivalent in respect of any felony or a crime involving moral turpitude; or (D) the repeated non-prescription use of any controlled substance or the repeated use of alcohol or any other non-controlled substance which, in any case described in this clause (D), the Board reasonably determines renders the Executive unfit to serve in his capacity as an officer or employee of the Company or its Affiliates.

                  (b)      Termination by Executive.  Executive shall have the right, at his election, to terminate his employment with the Company by notice to the Company to that effect (i) if the Company shall have failed to substantially perform a material condition or covenant of this Agreement ("Company's Material Breach")
or (ii) if the Company materially reduces or diminishes Executive's powers and responsibilities hereunder;
provided, however, that a termination under clauses (i) and (ii) of this Section 4(b) will not be effective until
Executive shall have given notice to the Company specifying the claimed breach and, provided such breach is curable, Company fails to correct the claimed breach within 30 days after the receipt of the applicable notice or such longer term as may be reasonably required by the Company due to the nature of the claimed breach (but within
10 days if the failure to perform is a failure to pay monies when due under the terms of this Agreement).

                  (c)      Termination Upon Disability.  The Company may terminate Executive's employment in the event Executive suffers a disability that renders Executive unable to perform the essential functions of his position, even with reasonable accommodation, for 180 days within any 270 day period and fails to return to work within 10 days of notice by the Company of intention to terminate.  After the Termination Date, which in this event shall be the date upon which notice of termination is given, no further compensation will be payable under this Agreement except that Executive shall receive the accrued portion of any salary and bonus through the
Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan plus severance equal to 100% of his then Base Salary for 15 months without offset for any disability payments
Executive may receive, payable in equal monthly installments.

                  (d)      Termination Without Cause; Failure to Renew.

                           (i)      Termination Payments.  In the event that, during the Initial Term, Executive's employment is terminated by the Company other than pursuant to Section 4(a) or 4(c), or by Executive pursuant to
Section 4(b), the Company shall pay Executive as severance an amount equal to his then Base Salary for the longer of six months or the remainder of the Initial Term, less standard withholdings for tax and social security purposes, payable in equal installments over six consecutive months, or, if longer, the number of months remaining in the Initial Term, commencing immediately following termination, in monthly pro rata payments commencing as of the Termination Date, plus the accrued portion of any bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.  In the event that during an
Extended Term Executive's employment is terminated by the Company other than pursuant to Section 4(a) or 4(c), or by Executive pursuant to Section 4(b), or if the Company shall fail to renew the term of this Agreement at the expiration of the Initial Term (including any renewal term thereof), the Company shall pay Executive as severance an amount equal to three months of his then Base Salary, less standard withholdings for tax and social security purposes, payable in equal installments over three consecutive months commencing immediately following termination or failure to renew in monthly pro rata payments commencing as of the Termination Date, plus the accrued portion of any bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.

                  (e)      Benefits Upon Termination.   All benefits provided under Section 2(b) hereof shall be
extended at the Executive's cost, to the extent permitted by the Company's insurance policies and benefit plans, for six months after Executive's Termination Date, except (a) as required by law (e.g. COBRA health insurance continuation election) or (b) in the event of a termination by the Company pursuant to Section 4(a).

                  (f)      Termination Upon Death.  If Executive dies prior to the expiration of the Initial Term or any Extended Term of this Agreement, the Company shall (i) continue coverage of Executive's dependents (if any) under all applicable benefit plans or programs of the type listed above in Section 2(b) herein for a period of 12 months, and (ii) pay to Executive's estate the accrued portion of any salary and bonus through the
Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.

                  (g)      No Offset.  Executive shall have no duty to mitigate any of his damages or losses and, except as provided in Section 3(a) hereof, the Company shall not be entitled to reduce or offset any payments owed to Executive hereunder for any reason.

         5.       Right Of First Refusal On Corporate Opportunities.

                  During the term of employment under this Agreement, Executive agrees that he will, prior to exploiting a Corporate Opportunity (hereafter defined) for his own account, offer the Company a right of first refusal with respect to such Corporate Opportunity.  For purposes of this Section 5, "Corporate Opportunity"
shall mean any business opportunity that is in the same or a related business as any of the businesses in which the Company or any of its Affiliates is involved.  The determination as to whether a business opportunity constitutes a Corporate Opportunity shall be made by a majority of the disinterested members of the Board, and their determination shall be based on an evaluation of (i) the extent to which the opportunity is within the
Company's or any of its Affiliates' existing lines of business or its existing plans to expand; (ii) the extent to which the opportunity supplements the Company's or any of its Affiliates' existing lines of activity or complements the Company's or any of its Affiliates' existing methods of service; (iii) whether the Company has available resources that can be utilized in connection with the opportunity; (iv) whether the Company is legally or contractually barred from utilizing the opportunity; (v) the extent to which utilization of the opportunity by
Executive would create conflicts of interest with the Company or any of its Affiliates; and (vi) any other factors the disinterested Board members deem appropriate under the circumstances.

         6.       Proprietary Information Obligations.

                  During the term of employment under this Agreement, Executive will have access to and become acquainted with the Company's confidential and proprietary information, including but not limited to information or plans regarding the Company's customer relationships, personnel, or sales, marketing, and financial operations and methods; and other compilations of information, records, and specifications (collectively "Proprietary
Information").  Executive shall not disclose any of the Company's Proprietary Information directly or indirectly, or use it in any way, either during the term of this Agreement or at any time thereafter, except as required in the course of his employment for the Company or as authorized in writing by the Company.  All files, records, documents, computer-recorded information and similar items relating to the business of the Company, whether prepared by Executive or otherwise coming into his possession, shall remain the exclusive property of the Company and shall not be removed from the premises of the Company under any circumstances whatsoever without the prior written consent of the Company, except when (and only for the period) necessary to carry out Executive's duties hereunder, and if removed shall be immediately returned to the Company upon any termination of his employment and no copies thereof shall be kept by Executive; provided, however, that Executive shall be entitled to retain documents reasonably related to his prior interest as a shareholder.

         7.       Noninterference.

                  While employed by the Company, Executive agrees not to interfere with the business of the
Company by directly or indirectly soliciting, attempting to solicit, inducing, or otherwise causing any employee of the Company or any of its Affiliates to terminate his or her employment in order to become an employee, consultant or independent contractor to or for any other employer.

         8.       Noncompetition.

                  Executive agrees that during the term of this Agreement and for a period of two years thereafter, he will not, without the prior consent of the Company, directly or indirectly, have an interest in, be employed by, be connected with, or have an interest in, as an employee, consultant, officer, director, partner, stockholder or joint venturer, in any person or entity owning, managing, controlling, operating or otherwise participating or assisting in any business that is in competition with the business of the Company or any of its Affiliates (i) during the term of this Agreement, in any location, and (ii) for the two-year period following the termination of this Agreement, in any province, state or jurisdiction in which the Company or any of its Affiliates was conducting business at the date of termination of Executive's employment and continues to do so thereafter; provided, however, that the foregoing shall not prevent Executive from being a stockholder of less than one percent of the issued and outstanding securities of any class of a corporation listed on a national securities exchange or designated as national market system securities on an interdealer quotation system by the
National Association of Securities Dealers, Inc.

         9.       Remedies.

                  Executive acknowledges that a breach or threatened breach by Executive of any the provisions of
Sections 5, 6, 7 or 8 will result in the Company and its shareholders suffering irreparable harm which cannot be calculated or fully or adequately compensated by recovery of damages alone.  Accordingly, Executive agrees that the Company shall be entitled to interim, interlocutory and permanent injunctive relief, specific performance and other equitable remedies, in addition to any other relief to which the Company may become entitled should there be such a breach or threatened breach.

         10.      Miscellaneous.

                  (a)      Notices.  Any notices provided hereunder must be in writing and shall be deemed effective upon the earlier of (i) personal delivery (including personal delivery by telecopy or telex), (ii) on the first day after mailing by overnight courier, or (iii) on the third day after mailing by first class mail, to the recipient at the address indicated below:

                  To the Company:

                  Salem Communications Holding Corporation
                  4880 Santa Rosa Road, Suite 300
                  Camarillo, California  93012
                  Attention:  Jonathan L. Block, Vice President, General Counsel and Secretary
                  Telephone:  (805) 987-0400, Ext. 1106
                  Facsimile:  (805) 384-4505

                  To Executive:

                  Stuart W. Epperson
                  3780 Will Scarlet Road
                  Winston-Salem, North Carolina 27104
                  Telephone:  (336) 765-7438
                  Facsimile:  (336) 768-4147

or to such other address or to the attention of such other person as the recipient party will have specified by prior written notice to the sending party.

                  (b)      Severability.  If any provision of this Agreement is determined to be invalid or unenforceable by a court of competent jurisdiction from which no further appeal lies or is taken, that provision shall be deemed to be severed herefrom, and all remaining provisions of this Agreement shall not be affected thereby and shall remain valid and enforceable.

                  (c)      Entire Agreement.  This document constitutes the final, complete, and exclusive embodiment of the entire agreement and understanding between the parties related to the subject matter hereof and supersedes and preempts any prior or contemporaneous understandings, agreements, or representations by or between the parties, written or oral.  Without limiting the generality of the foregoing, except as provided in this
Agreement, all understandings and agreements, written or oral, relating to the employment of Executive by the
Company or the payment of any compensation or the provision of any benefit in connection therewith or otherwise, are hereby terminated and shall be of no further force and effect.

                  (d)      Counterparts.  This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together will constitute one and the same agreement.

                  (e)      Successors and Assigns.  This Agreement is intended to bind and inure to the benefit of and be enforceable by Executive and the Company, and their respective successors and assigns, except that
Executive may not assign any of his duties hereunder and he may not assign any of his rights hereunder without the prior written consent of the Company.

                  (f)      Amendments.  No amendments or other modifications to this Agreement may be made except by a writing signed by both parties.  No amendment or waiver of this Agreement requires the consent of any individual, partnership, corporation or other entity not a party to this Agreement.  Nothing in this Agreement, express or implied, is intended to confer upon any third person any rights or remedies under or by reason of this
Agreement.

                  (g)      Attorneys' Fees.  If any legal proceeding is necessary to enforce or interpret the terms of this Agreement, or to recover damages for breach therefore, the prevailing party shall be entitled to reasonable attorney's fees, as well as costs and disbursements, in addition to other relief to which he or it may be entitled.

                  (h)      Choice of Law.  All questions concerning the construction, validity and interpretation of this Agreement will be governed by the internal law, and not the law of conflicts, of the State of California.

                  (i)      Arbitration.  The parties expressly agree that in the event of any dispute, controversy or claim by any party concerning this Agreement, the prevailing party shall be entitled to a reimbursement of its reasonable attorneys' fees and costs from the other party to the proceeding.  Any dispute, controversy or claim arising hereunder or in any way related to this Agreement shall be resolved by arbitration in the City of Los Angeles pursuant to the rules of the American Arbitration Association.  The Arbitrator's
decision shall be final and binding on both parties.  The parties intend this arbitration provision to be valid, enforceable, irrevocable and construed as broadly as possible.  The Arbitrator shall have full authority to award all legal and equitable relief, including, without limitation, injunctive relief, to the same extent as a court of competent jurisdiction; provided, however, that the Arbitrator shall have no authority to award damages for emotional distress or punitive damages.  Judgment upon the award rendered by the Arbitrator may be entered by any court having jurisdiction thereof.  The parties agree that in the event of a breach or threatened breach by any part of any one of more of the covenants set forth in this Agreement, the other party would not have any adequate remedy at law.  Accordingly, in the event of any such breach or threatened breach, such other party may, in addition to the other remedies which may be available to it, seek in arbitration to enjoin the breaching party from such breach or threatened breach.

                  IN WITNESS WHEREOF, the parties have executed this agreement effective as of the date first written above.

                                                     "EXECUTIVE"

/s/ Stuart W. Epperson

Stuart W. Epperson

                                                     "COMPANY"

                                                     SALEM COMMUNICATIONS HOLDING CORPORATION

/s/ Jonathan L. Block

Jonathan L. Block
Vice President, General Counsel and Secretary