Form 10-Q
period 2001-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2001-11-14
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      As of November 14, 2001 there were 17,904,692 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I — FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	September 30,
	2000	2001

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,928	$33,849
Accounts receivable (less allowance for doubtful accounts of $3,550 in 2000 and $4,943 in 2001)	25,129	26,318
Other receivables	1,230	1,221
Prepaid expenses	1,558	1,509
Due from stockholders	450	354
Deferred income taxes	2,250	1,265

Total current assets	34,545	64,516
Property, plant and equipment, net	69,004	87,020
Intangible assets, net	358,482	335,884
Bond issue costs	2,396	7,615
Due from stockholders	198	490
Other assets	6,043	7,746

Total assets	$470,668	$503,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,031	$5,486
Accrued compensation and related	3,361	4,285
Accrued interest	3,299	8,890
Deferred subscription revenue	1,509	1,441
Income taxes	300	144
Current portion of long-term debt and capital lease obligations	93	655

Total current liabilities	14,593	20,901
Long-term debt	286,050	308,225
Deferred income taxes	15,279	15,916
Other liabilities	1,798	1,897
Stockholders’ equity:
Class A common stock, $.01 par value; authorized 80,000,000 shares; issued and outstanding 17,902,392 shares and 17,904,692 in 2000 and 2001, respectively	179	179
Class B common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,380	147,413
Retained earnings	5,333	8,684

Total stockholders’ equity	152,948	156,332

Total liabilities and stockholders’ equity	$470,668	$503,271

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Gross broadcasting revenue	$30,227	$36,966	$81,989	$106,885
Less agency commissions	2,567	3,033	6,902	8,977

Net broadcasting revenue	27,660	33,933	75,087	97,908
Other media revenue	2,151	1,973	5,948	6,041

Total revenue	29,811	35,906	81,035	103,949
Operating expenses:
Broadcasting operating expenses (including $341 and $287 for the quarter ended September 30, 2000 and 2001 and $1,024 and $862 for the nine months ended September 30, 2000 and 2001 paid to related parties)	15,671	21,665	41,882	62,756
Other media operating expenses	3,398	2,274	11,513	7,290
Corporate expenses (including $57 and $53 for the quarter ended September 30, 2000 and 2001 and $120 and $161 for the nine months ended September 30, 2000 and 2001 paid to related parties)	2,518	3,249	7,790	10,484
Depreciation and amortization (including $689 and $387 for the quarter ended September 30, 2000 and 2001 and $1,928 and $1,338 for the nine months ended September 30, 2000 and 2001 for other media businesses)	6,655	7,857	16,993	23,090

Total operating expenses	28,242	35,045	78,178	103,620

Net operating income	1,569	861	2,857	329
Other income (expense):
Interest income	75	290	426	1,844
Gain (loss) on sale of assets	(3,386)	20,554	1,022	23,072
Gain on sale of assets to related party	28,963	—	28,963	—
Interest expense	(4,797)	(6,970)	(10,016)	(19,719)
Other expense, net	(355)	(102)	(775)	(264)

Income before income taxes	22,069	14,633	22,477	5,262
Provision for income taxes	8,283	5,273	8,747	1,911

Net income	$13,786	$9,360	$13,730	$3,351

Basic earnings per share	$0.59	$0.40	$0.59	$0.14

Diluted earnings per share	$0.59	$0.40	$0.59	$0.14

Basic weighted average shares outstanding	23,456,088	23,548,673	23,456,088	23,456,225

Diluted weighted average shares outstanding	23,456,088	23,548,673	23,456,088	23,515,801

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2000	2001

OPERATING ACTIVITIES
Net income	$13,730	$3,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,993	23,090
Amortization of bond issue costs and bank loan fees	600	714
Deferred income taxes	8,161	1,622
Gain on sale of assets	(29,985)	(23,072)
Changes in operating assets and liabilities:
Accounts receivable	(3,028)	(985)
Prepaid expenses and other current assets	(5,717)	(145)
Accounts payable and accrued expenses	(222)	5,587
Deferred subscription revenue	(176)	(68)
Other liabilities	337	479
Income taxes	95	(156)

Net cash provided by operating activities	788	10,417

INVESTING ACTIVITIES
Capital expenditures	(11,404)	(22,638)
Deposits on radio station acquisitions	—	(925)
Purchases of radio stations	(227,436)	(102,953)
Proceeds from sale of property, plant and equipment and intangible assets	30,030	131,581
Other assets	213	(1,094)

Net cash provided by (used in) investing activities	(208,597)	3,971

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	188,750	169,516
Payments of long-term debt and notes payable	(2,810)	(147,966)
Proceeds from exercise of stock options	—	33
Payments on capital lease obligations	(210)	(63)
Payments of costs related to bank credit facility	(3,947)	(744)
Payments of bond issue costs	—	(5,243)

Net cash provided by financing activities	181,783	15,533

Net increase (decrease) in cash and cash equivalents	(26,026)	29,921
Cash and cash equivalents at beginning of period	34,124	3,928

Cash and cash equivalents at end of period	$8,098	$33,849

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,622	$13,324
Income taxes	490	407

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months and the nine months ended September 30, 2001 and 2000 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries (“Salem,” or “company”), for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      We purchased the assets (principally intangibles) of the following radio stations during the nine months ended September 30, 2001:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(in thousands)
February 2, 2001	WXRT-AM (now WYLL-AM)	Chicago, IL	$29,000	Yes
February 16, 2001	WWTC-AM	Minneapolis, MN	4,882	Yes
February 16, 2001	WZER-AM (now WYLO-AM)	Milwaukee, WI	2,018	Yes
March 9, 2001	WRBP-AM (now WHKW-AM)	Youngstown-Warren, OH	500	Yes
March 16, 2001	WFIA-AM	Louisville, KY	1,750	No
April 1, 2001	WROL-AM	Boston, MA	10,930	No
July 2, 2001	WCLV-FM (now WFHM-FM)	Cleveland, OH	40,500	Yes
July 13, 2001	WVBB-AM (now WBTK-AM)	Richmond, VA	737	Yes
July 16, 2001	KBZS-AM (now KSFB-AM)	San Francisco, CA	8,500	Yes

			$98,817

      On January 17, 2001, the company sold the assets of radio station KALC-FM, Denver, Colorado for approximately $100 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange, which was completed on July 16, 2001.

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

      On June 26, 2001, the company entered into an agreement to sell the assets of radio station KEZY-AM, San Bernardino, California, for $4.0 million to a corporation owned by one of our Board members. On September 14, 2001, the company entered into a local marketing agreement whereby the acquiring corporation operates the radio station. We anticipate this transaction to close in the fourth quarter of 2001.

      In June 2001, Salem Communications Holding Corporation ("HoldCo"), a wholly-owned subsidiary of Salem, completed an offering of $150.0 million 9% senior subordinated notes and used the net proceeds of the offering to repay approximately $145.5 million of borrowings under the credit facility.

       On July 2, 2001, we sold the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Canton, Ohio, for $30.0 million. The net proceeds have been placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange.

      In July 2001, we agreed to acquire the assets of radio station KJUN-FM, Portland, Oregon, for $35.8 million. We anticipate this transaction to close in 2002.

      On August 1, 2001, we purchased the property and building housing our corporate headquarters for $6.6 million.

      On September 18, 2001, the company entered into an agreement to sell the assets of radio station WHLO-AM, Akron, Ohio for $4.5 million. We anticipate this transaction to close by the third quarter of 2002.

Pro Forma Financial Statements

      The following pro forma consolidated results of operations give effect to the acquisitions of in-format radio stations made since January 1, 2000 as if the acquisitions occurred on January 1, 2000 and was prepared based upon the historical statements of operations of the acquired radio stations. The Company does not provide any pro forma information with respect to radio stations in which the format was changed, as the historical results would not be meaningful. The pro forma results also give effect to the disposition of radio station KLTX-AM as if it occurred January 1, 2000. The pro forma results of operations include certain adjustments such as increased interest and amortization expense associated with the borrowings to fund the acquisitions and FCC licenses acquired and are not necessarily indicative of actual operations results.

	Nine Months Ended
	September 30,

	2000	2001

	(in thousands, except per share)

Total revenue	$95,434	$104,880
Net income (loss)	(11,386)	3,185
Basic and diluted earnings (loss) per share	$(0.49)	$0.14

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

      The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $23 million ($0.98  per share) per year based on the company’s intangible assets currently included in the September 30, 2001 balance sheet. During 2002, the company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the company.

NOTE 4. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

      Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock shares and when dilutive, common stock share equivalents outstanding. Options to purchase 354,500 and 492,380 shares of common stock were outstanding as of September 30, 2000 and 2001, respectively.

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Numerator:
Net income	$13,786,000	$9,360,000	$13,730,000	$3,351,000
Denominator for basic earnings per share:
Weighted average shares	23,456,088	23,456,499	23,456,088	23,456,225

Effect of dilutive securities — stock options	—	92,174	—	59,576

Denominator for diluted earnings per share
Weighted average shares adjusted for dilutive securities	23,456,088	23,548,673	23,456,088	23,515,801

Basic earnings per share	$0.59	$0.40	$0.59	$0.14

Diluted earnings per share	$0.59	$0.40	$0.59	$0.14

NOTE 5. CONTINGENCIES

      Incident to our business activities, we are a party to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of September 30, 2001. However, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

      On December 6, 2000, GCI made a demand for arbitration upon us. The demand, pending before an arbitration panel of the American Arbitration Association, alleges, among other things, we and our subsidiary OnePlace, failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace. We have filed an answer to the demand, denying the factual basis for certain elements of GCI’s claims and have asserted counterclaims against GCI for breach of contract. Based on recent communications with the abritrators, GCI has clarified that it seeks $10.0 million in damages for its claims. We will vigorously defend the action and pursue the counterclaims against GCI although there can be no assurance that the GCI matter will be resolved in our favor.

NOTE 6. SUBSEQUENT EVENTS

      On October 17, 2001, the company acquired the assets of radio station WTBN-AM, Tampa, Florida, for $6.8 million. We began to operate this station under a local marketing agreement on July 16, 2001.

      On October 22, 2001, the company acquired a construction permit to build a new radio station in Milwaukee, Wisconsin for $6.5 million.

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

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of September 30, 2001

	Guarantors			Issuer

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$1,361	$(174)	$32,615	$—	$33,849
Accounts receivable	—	1,397	1,508	23,413	—	26,318
Other receivables	—	304	134	1,138	—	1,576
Prepaid expenses	5	36	214	1,253	—	1,508
Due from stockholders	—	—	—	—	—	—
Deferred income taxes	988	172	5	893	(793)	1,265

Total current assets	1,040	3,270	1,687	59,312	(793)	64,516
Property, plant, equipment and software, net	—	4,137	1,927	80,956	—	87,020
Intangible assets, net	—	94,184	6,677	235,023	—	335,884
Bond issue costs	—	—	—	7,615	—	7,615
Deferred income taxes	—	—	276	—	(276)	—
Other assets	254,127	8,939	(1,125)	99,807	(353,512)	8,236

Total assets	$255,167	$110,530	$9,442	$482,713	$(354,581)	$503,271

Current liabilities:
Accounts payable and accrued expenses	$—	$229	$857	$4,400	$—	$5,486
Accrued compensation and other	—	199	225	3,861	—	4,285
Accrued interest	—	—	—	8,890	—	8,890
Deferred subscription revenue	—	—	1,441	—	—	1,441
Income taxes payable	(4)	913	5	157	(927)	144
Current maturities of long-term debt	—	—	30	625	—	655

Total current liabilities	(4)	1,341	2,558	17,933	(927)	20,901
Long-term debt	109,217	10,240	25,650	308,225	(145,107)	308,225
Deferred income taxes	7,680	19,594	—	12,829	(24,187)	15,916
Other liabilities	143	—	5,404	1,754	(5,404)	1,897
Stockholders’ equity	138,131	79,355	(24,170)	141,972	(178,956)	156,332

Total liabilities and stockholders’ equity	$255,167	$110,530	$9,442	$482,713	$(354,581)	$503,271

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Nine Months Ended September 30, 2001

	Guarantors			Issuer

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$—	$4,413	$—	$102,948	$(476)	$106,885
Less agency commissions	—	(332)	—	(8,645)	—	(8,977)

Net broadcasting revenue	—	4,081	—	94,303	(476)	97,908
Other media revenue	—	—	6,328	—	(287)	6,041

Total revenue	—	4,081	6,328	94,303	(763)	103,949
Operating expenses:
Broadcasting operating expenses	—	2,812	—	60,350	(406)	62,756
Other media operating expenses	—	—	7,248	—	42	7,290
Corporate expenses	—	403	—	10,480	(399)	10,484
Depreciation and amortization	—	1,985	1,338	19,767	—	23,090

Total operating expenses	—	5,200	8,586	90,597	(763)	103,620

Net operating income (loss)	—	(1,119)	(2,258)	3,706	—	329
Other income (expense):
Interest income	1	1,450	85	8,421	(8,113)	1,844
Gain (loss) on sale of assets	—	(102)	(76)	23,250	—	23,072
Interest expense	(6,267)	—	(1,849)	(19,716)	8,113	(19,719)
Other expense	3	(48)	(35)	(184)	—	(264)

Income (loss) before income taxes	(6,263)	181	(4,133)	15,477	—	5,262
Provision (benefit) for income taxes	—	932	(1,730)	8,817	(6,108)	1,911

Net income (loss)	$(6,263)	$(751)	$(2,403)	$6,660	$6,108	$3,351

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

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 25 years, is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own or operate 81 radio stations, including 56 stations which broadcast to 22 of the top 25 U.S. markets. In addition, management believes that we are the seventeenth largest radio broadcaster measured by net broadcasting revenues for the year ended December 31, 2000. We also operate Salem Radio Network, which we believe to be a leading developer, producer and syndicator of religious and family issues oriented talk, news and music, but not of general broadcast programming, with over 1,600 affiliated radio stations. In addition, we own complimentary Internet and publishing businesses.

      Historically, our principal sources of revenue have been:

•	the sale of block program time, both to national and local program producers,
•	the sale of advertising time on our radio stations, both to national and local advertisers, and
•	the sale of advertising time on our national radio network.

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and network charge. The rates for block program time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and network’s ability to produce results for its advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

      Our cash flow is affected by a transition period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial or advisable to change its format. This transition period is when we develop a radio station’s customer and listener base. During this period, a station will typically generate negative or insignificant cash flow.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2001 compared to quarter ended September 30, 2000

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $6.2 million or 22.4% to $33.9 million for the quarter ended September 30, 2001 from $27.7 million for the same quarter of the prior year. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2000 and 2001, partially offset by the sales of radio stations during 2000 and 2001. On a same station basis, net revenue improved $0.9 million or 6.2% to $15.4 million for the quarter ended September 30, 2001 from $14.5 million for the same quarter of the prior year. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 45.9% for the quarter ended September 30, 2001 from 41.4% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 40.7% for the quarter ended September 30, 2001 from 45.6% for the same quarter of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format in several markets.

      OTHER MEDIA REVENUE.       Other media revenue decreased $0.2 million or 9.1% to $2.0 million for the quarter ended September 30, 2001 from $2.2 million for the same quarter in the prior year. The decrease is due primarily to the loss of revenues from the sale of certain assets which generated revenue from the sale of advertising in print and online catalogs and product sales, partially offset by increased revenue from banner advertising and streaming services.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $6.0 million or 38.2% to $21.7 million for the quarter ended September 30, 2001 from $15.7 million for the same quarter of the prior year. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2000 and 2001, and promotional expenses associated with the launch of the contemporary Christian music format in several markets, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $0.5 million or 5.9% to $9.0 million for the quarter ended September 30, 2001 from $8.5 million for the same quarter of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $1.1 million or 32.4% to $2.3 million for the quarter ended September 30, 2001 from $3.4 million for the same quarter in the prior year. The decrease is attributable primarily to the reduction of operating expenses incurred due to the sale of certain software products, assets and contracts.

      BROADCAST CASH FLOW.       Broadcast cash flow increased $0.2 million or 1.7% to $12.2 million for the quarter ended September 30, 2001 from $12.0 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 36.0% for the quarter ended September 30, 2001 from 43.3% for the same quarter of the prior year. The decrease is primarily attributable to the effect of radio stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $0.4 million or 6.7% to $6.4 million for the quarter ended September 30, 2001 from $6.0 million for the same quarter of the prior year.

      CORPORATE EXPENSES.       Corporate expenses increased $0.7 million or 28.0% to $3.2 million in the quarter ended September 30, 2001 from $2.5 million in the same quarter of the prior year, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2000 and 2001.

      EBITDA.       EBITDA increased $0.5 million or 6.1% to $8.7 million for the quarter ended September 30, 2001 from $8.2 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA decreased to 24.2% for the quarter ended September 30, 2001 from 27.5% for the same quarter of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses, which generated a net loss before depreciation and amortization of $0.3 million for the quarter ended September 30, 2001; for the same quarter of the prior year the loss was $1.2 million. Broadcast EBITDA excluding the other media businesses decreased $0.5 million or 5.3% to $9.0 million for the quarter ended September 30, 2001 from $9.5 million for the same quarter in the prior year. As a percentage of net broadcasting revenue, broadcast EBITDA excluding the other media business decreased to 26.5% for the quarter ended September 30, 2001 from 34.3% for the same quarter of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $1.1 million or 16.4% to $7.8 million for the quarter ended September 30, 2001 from $6.7 million for the same quarter of the prior year. The increase is primarily due to depreciation and amortization expense associated with the acquisitions of radio stations and a network in 2000 and 2001.

      OTHER INCOME (EXPENSE).       Interest income increased $0.2 million to $0.3 million for the quarter ended September 30, 2001 from $0.1 million for the same quarter of the prior year, primarily due to interest earned on the investment of the proceeds from the sale of the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio for $30.0 million in July 2001. Gain on disposal of assets of $20.6 million for the quarter ended September 30, 2001 is primarily due to a gain recognized on the sale of the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio. Gain on disposal of assets of $25.6 million for the quarter ended September 30, 2000 is primarily due to a gain recognized on the sale of the assets of radio station KLTX-AM, Los Angeles, California, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense increased $2.2 million or 45.8% to $7.0 million for the quarter ended September 30, 2001 from $4.8 million for the same quarter of the prior year. The increase is due to interest expense associated with borrowings on the credit facility to fund acquisitions in 2000 and the issuance of $150 million 9% senior subordinated notes in June 2001. Other expense, net decreased to $0.1 million for the quarter ended September 30, 2001 from $0.4 million for the same quarter of the prior year due primarily to a decrease in bank commitment fees.

      PROVISION (BENEFIT) FOR INCOME TAXES.       Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was 36.1% for the quarter ended September 30, 2001 and 37.6% for the same quarter of the prior year. For the quarter ended September 30, 2001 and 2000 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET INCOME (LOSS).       We recognized net income of $9.4 million for the quarter ended September 30, 2001 as compared to a net income of $13.8 million for the same quarter of the prior year.

      AFTER-TAX CASH FLOW.       After-tax cash flow increased $0.1 million or 2.4% to $4.9 million for the quarter ended September 30, 2001 from $4.8 million for the same quarter of the prior year. After-tax cash flow was negatively impacted by the after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) decreased $0.5 million or 9.0% to $5.1 million for the quarter ended September 30, 2001 from $5.6 million for the same quarter of the prior year. The decrease is primarily due to increases in interest expense and corporate expenses, partially offset by an increase in broadcasting cash flow.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2001

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $22.8 million or 30.4% to $97.9 million for the nine months ended September 30, 2001 from $75.1 million for the same period of the prior year. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2000 and 2001, partially offset by the sales of radio stations during 2000 and 2001. On a same station basis, net revenue improved $4.2 million or 9.4% to $48.8 million for the nine months ended September 30, 2001 from $44.6 million for the same period of the prior year. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 43.8% for the nine months ended September 30, 2001 from 38.0% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 41.2% for the nine months ended September 30, 2001 from 48.6% for the same period of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format in several markets.

      OTHER MEDIA REVENUE.        Other media revenue increased $0.1 million or 1.7% to $6.0 million for the nine months ended September 30, 2001 from $5.9 million for the same period in the prior year. The increase is due primarily to our increased revenue from banner advertising and streaming services, partially offset by the loss of revenues from the sale of certain assets which generated revenue from the sale of advertising in print and online catalogs and product sales.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $20.9 million or 49.9% to $62.8 million for the nine months ended September 30, 2001 from $41.9 million for the same period of the prior year. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2000 and 2001, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $2.6 million or 10.3% to $27.8 million for the nine months ended September 30, 2001 from $25.2 million for the same period of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES.        Other media operating expenses decreased $4.2 million or 36.5% to $7.3 million for the nine months ended September 30, 2001 from $11.5 million for the same period in the prior year. The decrease is attributable primarily to the reduction of operating expenses incurred due to the sale of certain software products, assets and contracts.

      BROADCAST CASH FLOW.       Broadcast cash flow increased $2.0 million or 6.0% to $35.2 million for the nine months ended September 30, 2001 from $33.2 million for the same period of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 36.0% for the nine months ended September 30, 2001 from 44.2% for the same period of the prior year. The decrease is primarily attributable to the effect of radio stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $1.6 million or 8.2% to $21.0 million for the nine months ended September 30, 2001 from $19.4 million for the same period of the prior year.

      CORPORATE EXPENSES.        Corporate expenses increased $2.7 million or 34.6% to $10.5 million in the nine months ended September 30, 2001 from $7.8 million in the same period of the prior year, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2000 and 2001.

      EBITDA.       EBITDA increased $3.5 million or 17.6% to $23.4 million for the nine months ended September 30, 2001 from $19.9 million for the same period of the prior year. As a percentage of total revenue, EBITDA decreased to 22.5% for the nine months ended September 30, 2001 from 24.6% for the same period of the prior year. EBITDA was negatively impacted by the results of operations of our other media businesses, which generated a net loss before depreciation and amortization of $1.3 million for the nine months ended September 30, 2001; for the same period of the prior year the loss was $5.6 million. Broadcast EBITDA excluding the other media businesses decreased $0.7 million or 2.8% to $24.7 million for the nine months ended September 30, 2001 from $25.4 million for the same period in the prior year. As a percentage of net broadcasting revenue, broadcast EBITDA excluding the other media business decreased to 25.2% for the nine months ended September 30, 2001 from 34.0% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format, the effect of the launch of the contemporary Christian music format in several markets and increased corporate expenses.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $6.0 million or 35.3% to $23.0 million for the nine months ended September 30, 2001 from $17.0 million for the same period of the prior year. The increase is primarily due to depreciation and amortization expense associated with the acquisitions of radio stations and a network in 2000 and 2001.

      OTHER INCOME (EXPENSE).        Interest income increased $1.4 million to $1.8 million for the nine months ended September 30, 2001 from $0.4 million for the same period of the prior year, primarily due to interest earned on the investment of the proceeds from the sale of radio station KALC-FM, Denver, Colorado for $100 million in January 2001 and radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio for $30.0 million in July 2001. Gain on disposal of assets of $23.1 million for the nine months ended September 30, 2001 is primarily due to gain recognized on the condemnation of certain real property in Seattle, Washington and gain recognized on the sale of the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio. Gain on disposal of assets of $30.0 million for the nine months ended September 30, 2000 is primarily due to a gain recognized on the sale of the assets of radio station KPRZ-FM, Colorado Springs, Colorado, and gain recognized on the sale of the assets of radio station KLTX-AM, Los Angeles, California, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense increased $9.7 million or 97.0% to $19.7 million for the quarter nine months September 30, 2001 from $10.0 million for the same period of the prior year. The increase is due to interest expense associated with borrowings on the credit facility to fund acquisitions in 2000 and the issuance of $150 million 9% senior subordinated notes in June 2001. Other expense, net decreased $0.6 million to $0.2 million for the nine months ended September 30, 2001 from $0.8 million for the same period of the prior year, primarily due to decreased bank commitment fees.

      PROVISION (BENEFIT) FOR INCOME TAXES.       Provision (benefit) for income taxes as a percentage of income (loss) before income taxes (that is, the effective tax rate) was 35.8% for the nine months ended September 30, 2001 and 38.7% for the same period of the prior year. For the nine months ended September 30, 2001 and 2000 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET INCOME (LOSS).       We recognized net income of $3.4 million for the nine months ended September 30, 2001 as compared to net income of $13.7 million for the same period of the prior year.

      AFTER-TAX CASH FLOW.       After-tax cash flow decreased $0.1 million or 0.8% to $12.6 million for the nine months ended September 30, 2001 from $12.7 million for the same period in the prior year. After-tax cash flow was negatively impacted by the after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) decreased $2.7 million or 16.6% to $13.4 million for the nine months ended September 30, 2001 from $16.1 million for the same period of the prior year. The decrease is primarily due to an increase in interest expense and corporate expenses.

RECENT DEVELOPMENTS

      Following the terrorist attacks on the United States on September 11, 2001, we increased the news and community service programming on our radio stations, reducing the amount of broadcast time available for commercial advertising. In addition, certain advertisers cancelled their advertising time. As a consequence of these events, our financial results were adversely affected and the results for the quarter ended September 30, 2001.

      Further acts of war or terrorism against the United States as well as the United States’ response to the attacks and future security threats may continue to affect our business operations and those of our advertisers and other customers. We cannot predict the further negative effects these events may have on our business operations.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions of radio stations through borrowings, including borrowings under HoldCo’s credit facility and, to a lesser extent, from operating cash flow and selected asset dispositions. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by the credit facility, the 9½% senior subordinated notes and the 9% senior subordinated notes from operating cash flow.

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

      Cash. Cash and cash equivalents was $33.8 million at September 30, 2001 including $30.4 million held by a qualified intermediary under a like-kind exchange agreement to preserve our ability to effect a tax-deferred exchange. Working capital was $43.6 million at September 30, 2001. Cash and cash equivalents was $3.9 million at December 31, 2000. The increase in cash and cash equivalents is due to cash provided by operating activities and cash provided by investing activities primarily related to the net proceeds received from the sale of the assets of radio station KALC-FM, Denver, Colorado for approximately $100 million, and the sales of the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio for $30.0 million, offset by $102.9 million of the proceeds used to acquire the assets of nine radio stations and a network during the nine months ended September 30, 2001.

      Net cash provided by operating activities increased to $10.4 million for the nine months ended September 30, 2001 compared to $0.8 million in the same period of the prior year, primarily due to an increase in EBITDA and due to the the increase in accrued interest at September 30, 2001.

      Net cash provided by investing activities was $4.0 million for the nine months ended September 30, 2001, compared to net cash used in investing activities of $208.6 million for the same period of the prior year. The increase is due to cash received for the sale of the assets of radio station KALC-FM, Denver, Colorado, and the sales of the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio for $30.0 million, partially offset by cash used for acquisitions (cash used of $102.9 million to purchase the assets of nine radio stations and a network during the nine months ended September 30, 2001 as compared to cash used of $227.4 million to purchase the assets of 23 radio stations and a network for the same period of the prior year) and offset by an increase in capital expenditures.

      Net cash provided by financing activities decreased to $15.5 million for the nine months ended September 30, 2001, compared to $181.8 million for the same period of the prior year. The decrease was primarily due to increased borrowings for acquisitions during the nine months ended September 30, 2000.

      Credit Facility.HoldCo is the borrower under our credit facility. At September 30, 2001, $57.6 million was outstanding under the credit facility. The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of Parent’s consolidated existing total adjusted debt to pro forma twelve-month cash flow (the "Total Adjusted Funded Debt to Cash Flow Ratio"). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility is 6.5 to 1 through December 30, 2002. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at September 30, 2001, on a pro forma basis, was 5.86 to 1, resulting in a borrowing availability of approximately $27.4 million.

      9% Senior Subordinated Notes due 2011. In June 2001, Salem Holding issued $150.0 million principal amount of 9% senior subordinated notes due 2011. Salem Holdings used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility.

      The indentures for these 9% notes and the existing 9 1/2% notes contain restrictive covenants limiting indebtedness of Salem Holding and its subsidiaries. The issuance of these 9% notes places Salem Holding and its subsidiaries close to the maximum indebtedness allowed under the indentures, thus limiting future available indebtedness including additional borrowings under the credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Derivative Instruments.

      During the nine months ended September 30, 2001 and 2000, we did not invest in market risk sensitive instruments.

      Market Risk.

      Borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the “prime rate” in the United States. As of September 30, 2001, on a pro forma basis, we could borrow up to an additional $27.4 million under the credit facility. At September 30, 2001, we had borrowed $57.6 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. At September 30, 2001, the blended interest rate on amounts outstanding under our credit facility was 6.15%. At September 30, 2001, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.6 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million (relating to the 9 ½% senior subordinated notes due 2007) and $250.0 million (relating to the 9 ½% senior subordinated notes due 2007 as well as the 9% senior subordinated notes due 2011) as of December 31, 2000 and September 30, 2001, respectively, with an aggregate fair value of $255.0 million as of September 30, 2001. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. Although the ultimate value of these notes will be determined by actual market prices, since all of these notes will be tradeable upon completion of the exchange for the 9% senior subordinated notes. Using mathematical formulas we estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $241.2 million and a hypothetical 1% decrease in the market interest rates would result in the increase of the fair value of the notes to approximately $270.3 million.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Incident to our business activities, we are a party to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of September 30, 2001. However, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

      On December 6, 2000, GCI made a demand for arbitration upon us. The demand, pending before an arbitration panel of the American Arbitration Association, alleges, among other things, we and our subsidiary OnePlace, failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace. We have filed an answer to the demand, denying the factual basis for certain elements of GCI’s claims and have asserted counterclaims against GCI for breach of contract. Based on recent communications with the abritrators, GCI has clarified that it seeks $10.0 million in damages for its claims. We will vigorously defend the action and pursue the counterclaims against GCI although there can be no assurance that the GCI matter will be resolved in our favor.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits

10.04.01	Employment Agreement, dated September 15, 2000, between Salem Communications Holding Corporation and David A.R. Evans
10.08.13	Local Marketing Agreement dated September 14, 2001 between Inland Radio, Inc. and Hi-Favor Broadcasting, L.L.C.

(b) REPORTS ON FORM 8-K

       No reports on Form 8–K were filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SALEM COMMUNICATIONS CORPORATION
November 14, 2001
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
November 14, 2001
By: /s/ DAVID A. R. EVANS

David A. R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.04.01	Employment Agreement, dated September 15, 2000, between Salem Communications Holding Corporation and David A.R. Evans
10.08.13	Local Marketing Agreement dated September 14, 2001 between Inland Radio, Inc. and Hi-Favor Broadcasting, L.L.C.

EXHIBIT 10.04.01

                                               EMPLOYMENT AGREEMENT

         THIS EMPLOYMENT AGREEMENT (the “Agreement”) is entered into as of the 15th day of September, 2000, by and between Mr. David Evans (“Executive”) and Salem Communications Holding Corporation (“Salem”), a Delaware
corporation.

                                               Background Statement

         Salem desires to employ  Executive to serve as its “Senior Vice President & Chief Financial  Officer,” and
Executive  desires to accept that  position  with Salem.  This  Agreement  sets forth the terms and  conditions  of
Executive’s employment by Salem and represents the entire agreement of the parties with respect to that subject.

                                                Terms of Agreement

         NOW,  THEREFORE,  in  consideration  of the premises and of the mutual  covenants  contained  herein,  the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

         1.       Employment.  Salem hereby employs Executive, and Executive hereby accepts such employment, upon the terms and conditions set forth herein.

         2.       Position and Duties.

                  (a)      Duties.  Executive is employed by Salem as Chief Financial Officer.  As such,
Executive shall perform all duties incident to such position and consistent with his area of expertise, together with such duties as the CEO or Board of Directors of Salem may prescribe.  Executive shall report directly to the
Chief Executive Officer of Salem.

                  (b)      Engaging in Other Employment.  While employed by Salem, Executive shall not be employed by any other person or entity.  With the written consent of the Board of Directors, Executive may accept paid board or trustee positions for other entities and may accept fees for public speaking and published writings.  Executive may reasonably participate as a member in community, civic, or similar organizations and may pursue personal investments that do not interfere with the normal business activities of Salem.

                  (c)      Loyal and Conscientious Performance.  Executive shall devote all of his business time, attention, skills and efforts to the business of Salem and the faithful performance of his duties hereunder, and agrees to abide by all by-laws, policies, practices, procedures or rules of Salem.  In the performance of his duties, Executive shall at all times be subject to the control and supervision of the CEO and Board of Directors of Salem and shall carry out the duties of the position to the best of his abilities.  Executive also agrees that he shall not take personal advantage of any business opportunities which arise during his employment and which may benefit Salem.  All material facts regarding such opportunities must be promptly reported by the Executive to his supervisor for consideration by Salem.

         3.       Term of Employment.  The term of the employment pursuant to this Agreement shall commence on the date first written above and end three (3) years from said date unless terminated earlier pursuant to the provisions of this Agreement.

         4.       Compensation.

         (a)      Annual Base Salary.  Executive’s annual base salary shall be as follows:

                  (i)      In the first year of employment, Executive shall be paid Two Hundred Fifty Thousand
Dollars ($250,000),

                  (ii)     In the second year of employment, Executive shall be paid Two Hundred Seventy Thousand
Dollars ($270,000),

                  (iii)    In the third year of employment, Executive shall be paid Two Hundred Ninety Thousand
Dollars ($290,000), and,

                  (iv)     Each such amount shall be payable in equal installments on the 5th and 20th days of each month, subject to applicable state, local and federal income tax and social security tax withholding requirements and other amounts as permitted or required pursuant to law, rule or regulation.

         (b)      Stock Options.   Executive shall be entitled an option to purchase up to 25,000 shares of Salem stock at a price equal to the market price for Salem stock as measured at the close of trading on the first date of Executive’s employment, subject to Salem’s customary terms and restrictions regarding options, including the requirement of vesting, and further provided that 1/4 of such options shall vest on each anniversary of the first date of Executive’s employment.

         (c)      Annual Bonus.  In addition to the annual base salary Executive shall be eligible for an annual merit bonus in an amount to be determined at the discretion of the Board of Directors of Salem; provided (i) that such merit bonus may be paid in cash, options or a combination thereof and (ii) that in the first year of employment such bonus shall not, in any event, be less than $15,000 cash.

         (d)      Signing Bonus.  Executive shall be entitled to a one-time bonus of Ten Thousand Dollars
($10,000) upon commencement of employment.

         (e)      Professional License Fees.  Salem will pay the reasonable expenses associated with maintaining
Executive’s CPA License as well as the reasonable expenses associated with any Continuing Professional Education required to maintain the license.

         (f)      Expenses.  Salem shall reimburse  Executive for all reasonable and necessary  business  expenses, including travel, incurred by Executive in the course of performing Executive’s duties hereunder.

         5.       Fringe Benefits.  Except as set forth below in this Section, Executive shall be eligible to participate in all benefit plans that are available to all executive level Salem employees from time to time pursuant to the terms of such plans.  The availability and terms of such fringe benefits shall be set by the
Board of Directors and may change from time-to-time.  Executive shall be required to comply with all conditions attendant to coverage by the fringe benefit plans hereunder and shall be entitled to benefits only in accordance with the terms and conditions of such plans as they may be enumerated from time to time.

         (a)      Vacation.  Notwithstanding such vacation time as allocated in Salem’s Employee Handbook,
Executive shall accrue three (3) weeks of vacation annually during the first full year of employment and shall accrue four (4) weeks of vacation annually thereafter.

         (b)      Health Insurance. Notwithstanding the foregoing, Executive shall be entitled to health care coverage for himself and his dependents in accordance with any heath plan available to executive level employees of Salem.

         6.       Confidential Information.  Executive acknowledges that during Executive’s employment with
Salem, Executive will acquire, be exposed to and have access to material, data, and information of Salem, Company
Affiliates and Related Entities that is confidential, proprietary, and/or a trade secret (collectively,
“Confidential Information”).  At all times, both during and after the termination of employment, Executive shall keep and retain in confidence and shall not disclose, except as required in the course of Executive’s employment with Salem or as required by law, to any person, firm, or corporation, or use for his own purposes, any of this
Confidential Information.  For purposes of this Agreement, Confidential Information shall include, but shall not be limited to: information of Salem, Company Affiliates and Related Entities concerning principals, customers or prospective customers, and employees; advertising and sales methods; proprietary information; computer code and processes; trade secrets; financial affairs or methods of procurement; marketing and business plans; strategies;
projections; business opportunities; research; development; Executives’ compensation; products; processes; client lists; sales and cost information; and financial results and performance.  Executive acknowledges that the obligations pertaining to the confidentiality and non-disclosure of Confidential Information shall remain in effect until the such information has been voluntarily disclosed to the public or has become generally known to the public (except where such public disclosure has been made by or through Executive or by a third person or entity with knowledge of Executive without authorization of Salem), in which case Executive’s obligation hereunder shall cease with respect only to such information so disclosed or generally known.  Executive’s obligations under this Section 6 shall survive any termination of his employment.

         7.       Termination.

                  (a)      In the event of Executive’s resignation or termination for Cause, Executive shall be entitled only to the compensation earned through the date of termination.  In the event of Executive’s termination without Cause, in addition to Executive’s base salary earned through the date of termination, and upon execution of a separation agreement, Executive shall be entitled to receive: (1) severance in an amount equal to (i) the base salary Executive would otherwise have received for six (s) months, if such termination occurs in the first full year of employment, and (ii) the lesser of (a) the base salary Executive would otherwise have received for the remaining term of this Agreement had Salem not terminated this Agreement or (b) the base salary Executive would otherwise have received for nine (9) months had Salem not terminated this Agreement, if such termination occurs after the first full year of employment; and (2) professional outplacement assistance for twelve (12) consecutive months.  Termination, with or without cause, or resignation, shall not affect any rights of Executive that have become vested under any benefit plan, stock option plan or arrangement.

                  (b)      For the purposes of this Agreement, “Cause” shall mean, without limitation, the following:  (i) the death of Executive; (ii) any mental or physical impairment which prevents Executive from performing the essential functions of his full duties for a period of 90 days at anytime during the term of this
Agreement (“Disability”); (iii) continued gross neglect, malfeasance or gross insubordination in performing duties assigned to Executive; (iv) a conviction for a crime involving moral turpitude; (v) an egregious act of dishonesty (including without limitation theft or embezzlement) in connection with employment, or a malicious action by Executive toward Salem, Company Affiliates or Related Entities; (vi) a violation of the provisions of
Sections 6 hereof; (vii) a willful breach of this Agreement; (viii) disloyalty; and (ix) material and repeated failure to carry out reasonably assigned duties or instructions consistent with Executive’s position.

         8.       Additional Post-Employment Obligations.

                  (a)      Company Property.  All records (including computer generated records), files
(including computer generated files), lists (including computer generated lists), computer code, drawings, documents, equipment, Inventions, and similar items relating to the Business which Executive shall prepare or receive from Salem, Company Affiliates or Related Entities shall remain Salem’s sole and exclusive property.
Upon termination of this Agreement, Executive shall promptly return to Salem all property of Salem in his possession.  Executive further represents that he will not copy or cause to be copied, print out or cause to be printed out any software, documents or other materials originating with or belonging to Salem.  Executive additionally represents that, upon termination of his employment with Salem, he will not retain in his possession any such software, documents, or other materials.

                  (b)      Cooperation. Executive agrees to reasonably cooperate with and provide assistance to
Salem and its legal counsel in connection with any litigation (including arbitration or administrative hearings)
or investigation affecting Salem, in which, in the reasonable judgment of Salem’s counsel, Executive’s assistance or cooperation is needed.  Executive shall, when requested by Salem, provide testimony or other assistance and shall travel at Salem’s request in order to fulfill this obligation.  All reasonable costs of the foregoing, including an amount to reasonably compensate Executive for any lost salary, shall be reimbursed by Salem.

         9.       Assignment of Inventions.  Executive understands and agrees that Executive is performing work for hire for Salem and that any Inventions developed or conceived by Executive during Executive’s employment with
Salem are the sole property of Salem.  Executive agrees to assign, and does hereby assign, to Salem or its nominees, all right, title and interest in and to Inventions made by Executive.  Executive will, with reasonable reimbursement for expenses, but at no other expense to Salem, at any time during or after Executive’s employment with Salem, sign and deliver all lawful papers and cooperate in such other lawful acts which may be reasonably necessary or desirable to protect or vest title in Inventions in Salem or its nominees, including applying for, obtaining, maintaining, and enforcing copyrights and/or patents on Inventions in all countries of the world.
Provided, however, that nothing herein shall require Salem to accept or perfect any such assignment or other conveyance of any interest in any patent or Inventions or require Salem to prosecute such patent or other application.  This provision does not apply to any Inventions for which Executive affirmatively proves that no equipment, supplies, facility, or trade secret information of Salem was used and which was developed entirely on
Executive’s own time unless (a) the Inventions relate (i) directly to the Business, or (ii) to Salem’s actual research or development; or (b) the Inventions result directly from any work performed by Executive for Salem.
For the purposes of this Agreement, “Inventions” shall mean any inventions, discoveries, programs, techniques, underlying designs, concepts, products, processes, and systems, as well as any other discoveries, concepts and ideas, whether capable of registration or not, relating to any present or prospective activities or business of
Salem.

         10.      Notice.  Any notice to be given hereunder by either party to the other may be effectuated either by personal delivery in writing or by mail, registered or certified, postage prepaid, with return receipt requested.  Mailed notices shall be addressed to the parties at the following addresses:

If to Salem:                                Edward G. Atsinger III
                                            President & CEO
                                            Salem Communications Corporation
                                            4880 Santa Rosa Road, Suite 300
                                            Camarillo, California  93012

If to Executive:                            Mr. David Evans
                                            23212 Oxnard Street
                                            Woodland Hills, California 91367

         11.      Waiver of Breach.  The waiver by any party to a breach of any provision in this Agreement cannot operate or be construed as a waiver of any subsequent breach by a party.  Any waiver or consent from Salem with respect to any term or provision of this Agreement or any other aspect of Executive’s conduct or employment shall be effective only in the specific instance and for the specific purpose for which given and shall not be deemed, regardless of frequency given, to be a further or continuing waiver or consent.  The failure or delay of
Salem at any time or times to require performance of, or to exercise any of its powers, rights or remedies with respect to, any term or provision of this Agreement or any other aspect of Executive’s conduct or employment in no manner (except as otherwise expressly provided herein) shall affect Salem’s right at a later time to enforce any such term or provision.

         12.      Severability.  The invalidity or unenforceability of any particular provision in this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if the invalid or unenforceable provision were omitted.

         13.      Entire Agreement.  Except as otherwise provided herein, this Agreement covers the entire understanding of the parties as to the employment of Executive, superseding all prior understandings and agreements, and no modifications or amendments of the terms and conditions herein shall be effective unless in writing and signed by the parties or their respective duly authorized agents.

         14.      Governing Law.  This Agreement shall be interpreted, construed and governed according to the laws of the State of California, without reference to conflicts of law principles thereof.

         15.      Successors and Assigns.  Neither this Agreement, nor any of Executive’s rights, powers, duties or obligations hereunder, may be assigned by Executive.  This Agreement shall be binding upon and inure to the benefit of Executive and his heirs and legal representatives and Salem and its successors.  Successors of Salem shall include, without limitation, any company or companies acquiring, directly or indirectly, all or substantially all of the assets of Salem, whether by merger, consolidation, purchase, lease or otherwise, and such successor shall thereafter be deemed “Salem” for the purpose hereof.

         16.      Forum Selection. Executive agrees that any dispute of any kind arising out of or relating to this Agreement or to Executive’s employment (including without limitation any claim arising under the federal civil rights statutes), other than for the equitable enforcement of Sections 6 and 7 of this Agreement, shall be submitted to final, conclusive and binding arbitration before and according to the rules then prevailing of, at the election of Executive, Christian Conciliatory Services or the American Arbitration Association, in Ventura
County, California. The results of any such arbitration proceeding shall be final and binding both upon Salem and upon Executive, and shall be subject to judicial confirmation as provided by the Federal Arbitration Act or other applicable law.  Notwithstanding the foregoing, Executive agrees that Salem may seek equitable enforcement of
Section 6 of this Agreement in any court with competent jurisdiction, without obligation to prove actual damages or to post bond or other security.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

	SALEM COMMUNICATIONS HOLDING CORPORATION		EXECUTIVE

By:	/s/ Edward G. Atsinger III	By:	/s/ David Evans

	Edward G. Atsinger III		David Evans
President & CEO

EXHIBIT 10.08.13

                                     LOCAL PROGRAMMING AND MARKETING AGREEMENT
                                       (KEZY-AM, San Bernardino, California)

         This Local  Programming  and Marketing  Agreement  ("Agreement"),  dated as  of September 14,  2001, is entered into by and between Inland Radio, Inc. (“Licensee”), and Hi-Favor Broadcasting, L.L.C. ("Programmer").

         WHEREAS,  Licensee is the owner of certain  assets  relating to radio  station  KEZY-AM,  San  Bernardino,
California  (the  "Station") and holds all of the licenses and  authorizations  issued by the FCC for the operation of the Station;

         WHEREAS,  Programmer  desires  to  purchase  substantially  all of the assets of the  Station,  including, without  limitation,  the  licenses and  authorizations  issued by the FCC for the  operation  of the Station,  and
Seller is willing to convey such assets to Buyer;

         WHEREAS,  on June 26, 2001,  Licensee and Programmer entered into an agreement for the sale of the Station by Licensee to Programmer (the “Asset Purchase Agreement”).

         WHEREAS,  on August 27,  2001,  the FCC  approved of the transfer of the  Station’s  broadcast  license to
Programmer;

         WHEREAS,  the parties have agreed to postpone  consummation of the transactions  contemplated by the Asset
Purchase Agreement until November 2, 2001;

         WHEREAS,  subject to the rules and  regulations  of the FCC,  the  provisions  of this  Agreement  and the provisions of Schedule 2 hereof,  the parties intend that  Programmer  shall be responsible  for all costs and fees associated with the Station it otherwise  would, had the parties  consummated the transactions  contemplated by the
Asset Purchase Agreement;

         WHEREAS,  in accordance  with  procedures and policies  approved by the FCC,  Programmer  desires to avail itself of Station's  broadcast time for the  presentation of a programming  service,  including the sale of program and advertising time in contemplation of the potential sale of the Station to Programmer;

         WHEREAS,  in accordance with procedures and policies  approved by the FCC,  Licensee desires to provide to
Programmer  the Station's  broadcast  time for the  presentation  of a programming  service,  including the sale of program and advertising time in contemplation of the potential sale of the Station to Programmer;

         NOW,  THEREFORE,  in consideration of the mutual covenants and agreements  herein  contained,  the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

         1.       Purchase of Air Time and  Broadcast of the  Programming.  Subject to the  provisions of Section 4 hereof,  Licensee  agrees  to make  the  broadcasting  transmission  facilities  of the  Station  available  to the
Programmer  and  to  broadcast  on  the  Station,  or  cause  to  be  broadcast,  the  Programmer's  programs  (the
"Programming")  for up to  twenty-four  (24)  hours a day,  seven  (7) days a week,  except  for the  broadcast  of
Licensee's public service programming as provided in Section 10.1 of this Agreement (“Licensee  Programming”).  The facilities and the  transmitting  equipment of Licensee  relating to the Station,  including any equipment owned by
Licensee not currently in service,  reasonably  shall be made  available to the  Programmer  for its use during the term of this Agreement.

         2.       Consideration.  The terms  and  conditions  of  payment  (“Consideration”)  to  Licensee  for the broadcasting of the Programming during the term of this Agreement shall be as set forth in Schedule 2.

         3.       Term.

                  3.1      Commencement/Termination Date.

                  3.1.1.   This  Agreement  shall  commence  upon the date  (the  “Commencement  Date”)  agreed  to between the parties that is within five (5) days of written  notice from  Programmer  to Licensee  that  Programmer has use of functioning studios in San Bernardino, California to operate the Station

                  3.1.2.   Unless  earlier  terminated as provided by this  Agreement,  the term of this  Agreement shall end upon the  earliest to occur of (i) the  termination  of the Asset  Purchase  Agreement;  (ii) the Closing
Date, as defined in the Asset  Purchase  Agreement;  or (iii)  termination  pursuant to Section 17,  Section 18, or
Section 19 herein (the  “Termination  Date”).  In the event that either party  receives  formal or informal  notice from the FCC that this  Agreement or any of its terms are  contrary to the public  interest or violative of any FCC statute,  regulation,  rule, or policy,  either party shall,  if and to the extent the substance of this  Agreement cannot be  maintained  by the  application  of  Section  31 of this  Agreement,  have the right to  terminate  this
Agreement immediately by written notice to the other party.

                  3.2      Termination  by FCC.  In the event that either  party  receives  formal or  constructive notice from the FCC that this  Agreement  or any of its terms are  contrary to the public  interest or violative of any FCC  statute,  regulation,  rule or policy,  either  party  shall have the right to  terminate  this  Agreement
(except to the extent the  provisions  of Section 21 shall  survive as  provided  therein)  immediately  by written notice to the other party.

         4.       The Programming.  The Programmer shall furnish  programming to Licensee for up to 24 hours a day, seven days a week,  except for the broadcast of  Licensee’s  Programming.  The nature of the program  service to be provided by the Programmer  will be determined by Programmer  subject to applicable FCC rules and  regulations  and subject further to the requirement that  Programming  will serve the public  interest.  Throughout the term of this
Agreement  Programmer shall provide sufficient  programming at least to meet the minimum  operational  requirements for AM broadcast  Stations as provided by Section 73.1740 of the FCC’s Rules and Regulations.  47 C.F.R. § 73.1740.
At the date of this Agreement,  that minimum requires at least eight (8) hours of programming  between the hours of
6:00 a.m.  and 6:00 p.m.,  local time;  and at least four (4) hours of  programming  between the hours of 6:00 p.m.
and midnight.

                  4.1.  Licensee’s  Programming.  Licensee  shall be entitled,  but not  obligated,  to provide and broadcast four (4) hours per week of programming on the Station,  including  public affairs  programming to address the issues and problems of San Bernardino,  California,  and the surrounding  service area. Nothing herein shall be interpreted or construed to restrict to the hours set forth in this  subsection the  Licensee’s  general  authority over  programming  under this  Agreement.  In all such cases,  Licensee will use its best  commercially  reasonable efforts to give Programmer  reasonable  advance notice of its intention to broadcast  pursuant to this section and, in the event of such  broadcasts,  Programmer  shall receive a payment credit for any programming  which would have been supplied by it during the time of such broadcasts by Licensee.

         5.       Station  Facilities.  Throughout  the term of this  Agreement,  Licensee  shall make the  Station available  to the  Programmer  as  provided in this  Agreement,  except for  Licensee’s  Programming  and  downtime occasioned by routine  maintenance  which will be performed  between the hours of 12 midnight and 6:00 a.m.  Except for  maintenance  work and other  improvements  to the Station or the  Station’s  equipment  performed by or at the direction of Programmer,  any  maintenance  work affecting the operation of the Station at full power,  except such emergency  maintenance as is required to maintain  compliance with the Station’s license or FCC regulations,  rules or policies,  shall be scheduled  upon at least 48 hours prior notice with the agreement of the  Programmer,  which agreement shall not be unreasonably delayed or withheld.

         6.       Handling  of Mail.  The  Programmer  shall  provide to  Licensee  the  original  or a copy of any correspondence  which it receives from a member of the public  relating to the  Programming  to enable  Licensee to comply with FCC rules and  policies,  including  those  regarding the  maintenance  of the public  inspection  file
(which shall at all times remain the responsibility of Licensee).

         7.       Programming and Operations  Standards.  All programs  supplied by the Programmer shall be in good taste  and  shall  meet in all  material  respects  all  requirements  of the  Communications  Act of 1934  and all applicable  rules,  regulations  and policies of the FCC and the  policies of the Station  described in Schedule 7.
All advertising spots and promotional  material or announcements  shall comply with all applicable  federal,  state and local  regulations and Station  policies.  If, in the reasonable  judgment of Licensee or the Station's General
Manager,  any portion of the Programming  presented by the Programmer  does not meet such  standards,  Licensee may suspend or cancel any such portion of the Programming.

         8.       Responsibility for Employees and Related Expenses.

                  8.1  Programmer  Employees.  The  Programmer  shall  furnish  (or  cause  to  be  furnished)  the personnel and material for the  production of the  Programming  to be provided by this  Agreement.  The  Programmer shall  employ and be  responsible  for the  salaries,  taxes,  insurance  and related  costs and  benefits  for all personnel  used in the  production of  Programming  (including  sales  people,  traffic  personnel and  programming staff).  The  Programmer  shall not pay or reimburse the salaries or other costs  associated  with any employees of
Station  that  Licensee  may be required to employ or may elect to employ on or after the date of  commencement  of this Agreement.

                  8.2  Licensee  Employees.   Licensee  will  provide  and  have  responsibility  for  the  Station personnel  necessary  for  compliance  with the  requirements  of  Licensee  as set  forth by the FCC,  and will be responsible  for the  salaries,  taxes,  insurance and related  costs for all such Station  personnel.  The parties agree and acknowledge that Licensee’s  continued  control of the Station is an essential  element of the continuing validity  and legality of this  Agreement.  Accordingly,  the Manager of the Station  shall be employed and paid by
Licensee,  report  solely to, and be  accountable  solely to,  Licensee  and shall  direct,  subject to  Licensee’s exclusive  oversight and control,  the  day-to-day  operations of the Station.  Licensee  shall employ and pay such other full-time  personnel,  or equivalent thereof (not less than one), as Licensee  determines may be necessary to fulfill its obligations as a licensee under the Communications Act and the rules and regulations of the FCC.

                  8.3 Employee  Oversight.  Whenever on the Station's  premises,  all personnel shall be subject to the supervision and the direction of the Station's General Manager and/or the Station's Chief Operator.

         9.       Advertising and  Programming  Revenues.  During the  Programming it delivers to the Station,  the
Programmer  shall  have  full  authority  to  sell  for its own  account  commercial  spot  advertising  and  block programming time on the Station and to retain all revenues from the sale of such  advertising and programming.  The parties  agree that the  Programmer  shall have  complete  discretion,  reasonably  exercised,  to deal as it deems reasonably  appropriate with all advertising and programming  accounts relating to advertising and programming sold by it;  provided,  however,  the  Programmer  shall deal with  political  candidate  and supporter  advertising  as required by law and provide Licensee with requisite  documentation for the Station’s public file.  Programmer shall prepare and supply to Licensee a  Political  Advertising  Disclosure  Statement  setting  forth the manner in which
Programmer sells program and spot time and informing  political  advertisers of their rights and  obligations.  The
Political Advertising  Disclosure Statement shall be subject to the approval of Licensee,  which approval shall not unreasonably be withheld.

         10.      Operation of the Station.

                  10.1  Verification  of  Licensee's  Control and Rights of Licensee.  Notwithstanding  anything to the contrary in this  Agreement,  Licensee  shall have full  authority  and power over the operation of the Station during the period of this  Agreement.  Licensee  shall provide and pay for Licensee’s  employees,  who shall report and be accountable  solely to Licensee,  shall be responsible for the direction of the day-to-day  operation of the
Station,  and shall oversee the Station's  studio and transmission  equipment and facilities,  including the tower, antenna,  transmitter and transmission line, and Station's studio  transmitter link.  Licensee shall retain control over the policies,  programming and operations of the Station,  including,  without limitation, the right to decide whether to reasonably  accept or reject any  programming  or  advertisements  which  Licensee  deems  unsuitable or contrary to the public  interest;  the right to preempt  any  programs  in order to  broadcast a program  deemed by
Licensee  to be of  greater  national,  regional,  or local  interest;  and the  right to take  any  other  actions necessary for compliance with the laws of the United States, the State of California,  the rules, regulations,  and policies of the FCC (including the prohibition on unauthorized  transfers of control),  and the rules,  regulations and policies of other federal governmental  authorities,  including the Federal Trade Commission and the Department of Justice.  Licensee  agrees that it shall carry its own public  service  programming at such times as the parties may agree based on the  reasonable  programming  needs of the  Programmer.  With  respect to the  operation  of the
Station,  Licensee shall at all times be solely  responsible for meeting all of the FCC's requirements with respect to the  broadcast  and  nature of any  public  service  programming,  for  maintaining  the  political  and  public inspection  files and the Station log, and for the  preparation of all  programs/issues  lists.  Licensee  verifies that it shall  maintain the ultimate  control over the Station's  facilities,  including  control over the finances with respect to its operation of the Station,  over the personnel  operating the Station,  and over the programming to be broadcast by the Station.

                  10.2.  Verification by Programmer and Obligations of Programmer.  The Programmer will, during the term of this Agreement,  provide local news and public affairs  programming  relevant to the Station's community to assist  Licensee in satisfying  its  obligations  to respond to the needs of its  community.  Programmer  will also forward to  Licensee  within  twenty-four  (24) hours of receipt by  Programmer,  any  correspondence  from the FCC regarding  the  Station  or  letter  from  a  member  of the  general  public  addressing  Station  programming  or documentation  which comes into its custody which is required to be included in the Station's  public file or which is reasonably  requested by Licensee.  The Programmer  shall furnish  within the  Programming on behalf of Licensee all station identification  announcements  required by the FCC rules, and shall, upon request by Licensee,  provide monthly  documentation  with respect to such of the Programmer's  programs which are responsive to the public needs and  interests  of the area served by the Station in order to assist  Licensee in the  preparation  of any required programming  reports.  Programmer  also will provide upon request other  information to enable  Licensee to prepare other  records,  reports  and logs  required by the FCC or other  local,  state or federal  governmental  agencies.
Programmer  shall cause the Station to transmit any required tests or  announcements  of the Emergency Alert System at such times as are  required  by FCC rule.  Programmer  shall  maintain  and  deliver to  Licensee  copies of all operating  and  programming  information,  including  without  limitation  EBS or  EAS  announcements  and  station operating logs, as necessary to maintain the records required to be kept by the FCC’s rules or policies.

         11.      Station Call  Letters.  So long as it is the licensee of the  Station,  Licensee  will retain all rights to the call letters  KEZY-AM (the “Call  Letters”).  Programmer is  specifically  authorized to use the Call
Letters in  Programmer’s  Programming  and,  subject to the  conditions  and  provisions  of  Section  7.2,  in any promotional material in any media used in connection with the Programming.

         12.      Special Events.  Licensee shall have the right, in its reasonable  discretion,  to preempt any of the  broadcasts  of the  Programming  referred to herein,  and to use part or all of the hours of  operation of the
Station  for the  broadcast  of  events of  special  importance.  In all such  cases,  Licensee  will use its best, commercially  reasonable,  efforts to give the Programmer reasonable advance notice of its intention to preempt any regularly  scheduled  programming,  and, in the event of such  preemption,  the Programmer  shall receive a payment credit for any programming which would have been supplied by it during the time of such broadcasts by Licensee.

         13.      Right to Use the  Programming.  The right to use the  Programming  produced by the Programmer and to  authorize  its use in any  manner  and in any media  whatsoever  shall be at all times be vested  solely in the
Programmer except as authorized by this Agreement.

         14.      Payola.  The Programmer  will provide to Licensee in advance of broadcast any  information  known to the  Programmer  regarding  any  money or other  consideration  which  has been  paid or  accepted,  or has been promised to be paid or to be accepted,  for the inclusion of any matter as a part of any  programming or commercial material to be supplied to Licensee by the  Programmer  for  broadcast on the  Station,  unless the party making or accepting  such  payment is  identified  in the  program as having  paid for or  furnished  such  consideration  in accordance with FCC  requirements.  Should the Station determine that an announcement is required by Section 317 of the  Communications  Act of 1934 and related  FCC rules,  the  Programmer  will  insert  that  announcement  in the
Programming.   The  Programmer  will  obtain  from  its  employees  responsible  for  the  Programming  appropriate anti-payola/plugola  affidavits.  Commercial  matters  with  obvious  sponsorship  identification  will not require disclosure  beyond the  sponsorship  identification  contained in the commercial  copy. The Programmer  will at all times comply,  and seek to have its employees  comply,  in all material  respects with the requirements of Sections
317 and 507 of the Communications Act of 1934, as amended, and the related rules and regulations of the FCC.

         15.      Compliance  with Law.  The  Programmer  will comply in all  material  respects  with all laws and regulations applicable to the broadcast of programming by the Station.

         16.      Indemnification.  Each party hereto shall indemnify and hold the other, its officers,  directors, stockholders,  partners,  affiliates  and  employees  harmless  from  and  against  any  and all  claims,  damages, liability,  forfeitures,  costs and expenses,  including reasonable attorneys' fees, arising out of: (i) any breach or non-performance by said party of any of its  representations,  warranties,  covenants or agreements set forth in this Agreement;  (ii) any libel,  slander,  illegal competition or trade practice,  violation of rights of privacy, and infringement of copyrights or other proprietary  rights;  and (iii) any violations of the Communications Act of
1934 or FCC rules resulting from said party’s operation of the Station or its programming broadcast thereon.

         17.      Events of Default; Cure Periods and Remedies.

                  17.1       Events of  Default.  The  following  shall  constitute  Events of  Default  under this
Agreement:

                           17.1.1 Non-Payment.  The Programmer's  failure to pay the Consideration  within ten (10)
days after written notice of a failure to pay said amount when due.

                           17.1.2  Default in Covenants  or Adverse  Legal  Action.  The default by either party in the performance of any material covenant,  condition or undertaking  contained in this Agreement,  and such default is not cured within  thirty (30) days after  receipt of notice of default,  or if either party shall make a general assignment  for  the  benefit  of  creditors,  files  or has  filed  against  it a  petition  for  bankruptcy,  for reorganization,  or for the  appointment  of a  receiver,  trustee or  similar  creditors'  representative  for the property or assets of such party under any federal or state  insolvency  law,  which,  if filed against such party, has not been dismissed or discharged within 30 days thereafter.

                           17.1.3  Breach of  Representation.  If any material  representation  or warranty made by either party in this Agreement,  or in any certificate or document  furnished by either party to the other pursuant to the  provisions of this  Agreement,  shall prove to have been false or misleading in any material  respect as of the time made or furnished,  and such  misrepresentation or breach of warranty is not cured within thirty (30) days after receipt of notice of misrepresentation or breach.

                  17.2 Termination  Upon Default.  Upon the occurrence of an Event of Default,  the  non-defaulting party may terminate  this  Agreement  (except to the extent the  provisions of Section 21 shall survive as provided therein),  provided that it is not also in material  default under this Agreement.  If the Programmer has defaulted in the  performance of its  obligations,  all amounts  accrued or payable to Licensee up to the date of termination which have not been paid,  less any payment  credits  outstanding  in favor of the  Programmer,  shall  immediately become due and payable,  and Licensee shall be under no further  obligation to make available to the Programmer any broadcast  time or broadcast  transmission  facilities  and Licensee shall not be required to return any portion of the  Consideration,  provided  that  Licensee  agrees,  for a period of time not to exceed  ninety  (90)  days,  to cooperate  reasonably  with the Programmer to discharge any remaining  obligations of the Programmer in the form of air time following the effective date of  termination.  Licensee shall retain all revenue for  programming,  spots, announcements,  or features  broadcast on the Station  after the  termination  of this  Agreement  pursuant to this
Section 17.2. If Licensee has defaulted in the  performance  of its  obligations,  Programmer  shall be entitled to cure the default of  Licensee,  at  Licensee’s  sole cost for actual,  reasonable  costs and  expenses  incurred by
Programmer relating to the cure of Licensee’s  default,  and shall be entitled to deduct the cost of said cure from any  Consideration  which is or may become due;  provided,  however,  that in the event  Programmer  shall elect to terminate this  Agreement,  all  Consideration  paid to Licensee which relates to periods after  termination  shall immediately become due and payable by Licensee to Programmer.

                  17.3  Liabilities  Upon  Termination.  The  Programmer  shall  be  responsible  for  all  of  its liabilities,  debts and obligations accrued from the purchase of broadcast time and transmission  facilities of the
Station,  including,  without limitation,  indemnification  pursuant to Section 16 hereof, accounts payable, barter agreements  and  unaired  advertisements,  but not  for  Licensee's  federal,  state,  and  local  tax  liabilities associated  with  Programmer's  payments  to  Licensee as provided  for  herein,  or for any other  obligations  or liabilities of Licensee or the Station unless  specifically  assumed by the Programmer  under this Agreement.  Upon termination,  the  Programmer  shall  return to Licensee  any  equipment  or  property  of the Station  used by the
Programmer,  its employees or agents,  in substantially the same condition as such equipment existed on the date of this Agreement,  ordinary wear and tear excepted,  provided that the Programmer shall have no liability to Licensee for any property of Licensee which through  ordinary use became obsolete or unusable,  and any equipment  purchased by the Programmer,  whether or not in replacement of any obsolete or unusable  equipment of Licensee,  shall remain the property of the Programmer.  Provided  Programmer is not in default  hereof,  in the event this Agreement shall terminate as set forth in Section 3.2,  Licensee shall pay Programmer a prorated  share of the  Consideration  that is paid in advance to Licensee by Programmer.

         18.      Termination Upon Order of Judicial or Governmental Authority.

                  18.1     Conduct of the Parties.  If any court of competent  jurisdiction  or any federal,  state or local  governmental  authority  designates a hearing with respect to the  continuation or renewal of any license or  authorization  held by Licensee for the  operation of the Station,  advises any party to this  Agreement of its intention to  investigate or to issue a challenge to or a complaint  concerning  the  activities  permitted by this
Agreement,  or orders the  termination  of this  Agreement  and/or the  curtailment  in any manner  material to the relationship  between the parties to this  Agreement of the  provision of  programming  by  Programmer,  each party shall have the option to seek  administrative  or judicial  appeal of or relief from such  order(s) (in which event the other party  reasonably  shall  cooperate with the party seeking relief from such order and each party shall be responsible for legal fees it has incurred in such proceedings). Notwithstanding the foregoing:

                           18.1.1   Of Licensee.  Subject to Section 16,  Licensee is responsible  for all costs of defending  the license of the Station to the extent any court of competent  jurisdiction  or any federal,  state or local  governmental  authority  designates a hearing with respect to the  continuation or renewal of any license or authorization  held by Licensee  for the  operation  of the  Station,  advises any party to this  Agreement  of its intention to  investigate or to issue a challenge to or a complaint  concerning  the  activities  permitted by this
Agreement,  or orders the  termination  of this  Agreement  and/or the  curtailment  in any manner  material to the relationship  between the parties to this Agreement of the provision of  programming by Programmer,  as a result of the conduct or programming of Licensee, or its employees or agents (excluding Programmer).

                           18.1.2   Of Programmer.  Subject to Section 16,  Programmer is responsible for all costs of defending  the license of the Station to the extent any court of competent  jurisdiction  or any federal,  state or local  governmental  authority  designates a hearing with respect to the  continuation or renewal of any license or  authorization  held by Licensee for the  operation of the Station,  advises any party to this  Agreement of its intention to  investigate or to issue a challenge to or a complaint  concerning  the  activities  permitted by this
Agreement,  or orders the  termination  of this  Agreement  and/or the  curtailment  in any manner  material to the relationship  between the parties to this Agreement of the provision of  programming by Programmer,  as a result of the conduct or programming of Programmer or its employees or agents (excluding Licensee).

                  18.2     Existence of the LMA. If the FCC designates  the renewal  application of the Station for a hearing as a consequence  of the  existence of this  Agreement per se or for any reason other than as a result of the conduct or programming of Programmer,  Licensee,  subject to Section 16, shall be responsible  for its expenses incurred as a consequence  of the FCC  proceeding;  provided,  however,  that the  Programmer  shall  cooperate and comply with any  reasonable  request of Licensee to  assemble  and provide to the FCC  information  relating to the
Programmer's  performance under this Agreement.  Upon termination  following such governmental  order(s),  Licensee shall  reasonably  cooperate  with the  Programmer  to the extent  permitted  to enable the  Programmer  to fulfill advertising or other  programming  contracts then  outstanding.  Licensee shall retain all revenue for programming, spots,  announcements,  or features  broadcast on the Station after the  termination of this Agreement  pursuant to such governmental order(s).

         19.      Representations and Warranties.

                  19.1 Mutual  Representations  and  Warranties.  Each of Licensee  and the  Programmer  represents to the other  that (a) it is, or as of the  Commencement  Date will be,  an entity  legally  qualified  and in good standing in all applicable  jurisdictions  and is or, as of the Commencement Date will be, qualified to do business and in good standing with the State of California;  (b) it is fully  qualified,  empowered,  and able to enter into this Agreement;  (c) this Agreement has been approved by all necessary  corporate and  partnership  action and that this Agreement  constitutes  the valid and binding  obligation of such party,  enforceable  in accordance  with the terms of this  Agreement  subject  only to  applicable  bankruptcy,  reorganization,  insolvency  or  similar  laws affecting  creditors' rights generally;  (d) the execution,  delivery and performance  hereof does not constitute a breach or violation of any  agreement,  contract or other  obligation to which such party is subject or by which it is bound,  or does not  constitute  a default  under or result in the creation of any lien,  charge or  encumbrance upon any property or assets of Programmer or Licensee,  or violate any law,  regulation,  judgment or order binding upon  Programmer  or  Licensee;  (e)  no  consent  of any  other  party,  and  no  consent,  license,  approval  or authorization  of, or exemption  by, or filing,  restriction  or  declaration  with,  any  governmental  authority, bureau,  agency or  regulatory  authority  is required in  connection  with the  execution,  delivery,  validity or enforceability  of this  Agreement;  and (f) no proceeding is pending  against  Programmer or Licensee,  or, to the knowledge of Programmer or Licensee,  threatened  before any court or governmental  agency to restrain or prohibit, or to obtain  damages,  or other relief in connection with this Agreement or the  consummation of the  transactions contemplated  hereby.  Programmer  represents  that it has not  engaged  a media  broker  in  connection  with this
Agreement;  Licensee  represents  that it has not engaged a media  broker in  connection  with this  Agreement  and
Programmer  and  Licensee  each agrees to  indemnify  the other and hold the other  harmless  against any claim any media  broker or finder  based  upon any  agreement,  arrangement,  or  understanding  alleged to have been made by
Programmer or by Licensee, as the case may be.

                  19.2  Representations,  Warranties  and  Covenants  of  Licensee.  Licensee  makes the  following additional representations, warranties and covenants:

                           19.2.1   Authorizations.  Licensee  owns and holds all  licenses  and other  permits and authorizations  necessary for the operation of the Station as presently conducted (including licenses,  permits and authorizations  issued by the FCC), and such licenses,  permits and authorizations will be in full force and effect for the entire term,  unimpaired by any acts or omissions of Licensee,  its principals,  employees or agents. There is not now pending or, to Licensee’s  best knowledge,  threatened,  any action by the FCC or other party to revoke, cancel,  suspend,  refuse to renew or modify  adversely any of such licenses,  permits or  authorizations,  and, to
Licensee’s  best  knowledge,  no event has occurred  that allows or,  after notice or lapse of time or both,  would allow,  the  revocation  or  termination  of such  license,  permits or  authorizations  or the  imposition  of any restriction thereon of such a nature that may limit the operation of the Station as presently  conducted.  Licensee has no reason to believe that any such  license,  permit or  authorization  will not be renewed  during the term of this Agreement in its ordinary course.  Licensee is not in violation of any statute,  ordinance,  rule, regulation, order  or  decree  of any  federal,  state,  local or  foreign  governmental  agency,  court  or  authority  having jurisdiction  over it or over any part of its  operations  or  assets,  which  default or  violation  would have an adverse effect on Licensee or its assets or on its ability to perform this Agreement.

                           19.2.2   Filings.  All material reports and  applications  required to be filed with the
FCC or any other  governmental  agency,  department or body in respect of the Station have been,  and in the future will be,  filed in a timely  manner and are and will be true and complete and  accurately  present the  information contained  therein.  All such reports and  documents,  to the extent  required to be kept in the public  inspection files of the Station,  are and will be kept in such files. Upon request by Licensee,  Programmer shall provide in a timely manner any such  information or documents in its possession  which will enable Licensee to prepare,  file or maintain the records and reports required by the FCC.

                           19.2.3   Title to  Properties.  Licensee  has,  and  will  throughout  the  term  hereof maintain,  good and  marketable  title to all of the assets and  properties  including,  without  limitation,  real property,  necessary for the operation of the Station,  free and clear of any liens,  claims or security  interests that would  affect  adversely  Licensee’s  performance  hereunder  or the business  and  operations  of  Programmer permitted  hereby.  Except in the  ordinary  course of  business  of the Station  consistent  with past  practices,
Licensee will not dispose of, transfer,  assign or pledge any such asset,  except with the prior written consent of
Programmer,  if such action would affect adversely Licensee’s  performance hereunder or the business and operations of Programmer permitted hereby.

                           19.2.4  Payment  of  Obligations.  Licensee  shall  pay in a timely  fashion  all of its debts,  assessments and obligations,  including without limitation tax liabilities and payments attributable to the operations of the Station,  as they come due from and after the  effective  date of this  Agreement,  to the extent failure to do so will affect Programmer’s rights under this Agreement.

                           19.2.5  Insurance.  Licensee will maintain in full force and effect  throughout the term of this Agreement  insurance with  responsible  and reputable  insurance  companies fire and extended  coverage and liability  insurance  and such other  insurance as may be required by law or  consistent  with past practice of the
Station.  Except as otherwise permitted by the Purchase  Agreement,  any insurance proceeds received by Licensee in respect of damaged  property will be used to repair or replace such property so that the  operations of the Station conform with this Agreement.

                  19.3.    Programmer’s Representations, Warranties and Covenants.

                           19.3.1   Compliance with 47 C.F.R.  Sec.  73.3555(a)(2)(ii).  Programmer hereby verifies that this Agreement  complies with the FCC’s  restrictions on local and national multiple station ownership set out in Section 73.3555(a)(1) and (e)(1) of the FCC Rules.

                           19.3.2   Compliance  with Applicable  Law.  Programmer’s  performance of its obligations under the Agreement and its  furnishing  of  Programming  will be in  compliance  with,  and will not violate,  any applicable laws or any applicable rules, regulations, or orders of the FCC or any other governmental agency.

                           19.3.3   FCC Qualifications.  Programmer has no knowledge after due inquiry of any facts concerning  Programmer or any other person with an  attributable  interest in  Programmer  (as such term is defined under the Rules and  Regulations of the FCC) which,  under present law (including the  Communications  Act of 1934, as amended  (“the Act”)) and the Rules and  Regulations  of the FCC,  would  disqualify  Programmer  from being the holder of the FCC Licenses,  the owner of the Sale Assets or the operator of the Station upon  consummation  of the transactions  contemplated  by this  Agreement;  or raise a substantial  and material  question of fact (within the meaning of Section 309(e) of the Act) respecting Programmer's qualifications.

                           19.3.4   Compliance  with  Copyright  Act.  Programmer   represents  and  warrants  that
Programmer  has full authority to broadcast its  programming on the Station and the Programmer  shall not broadcast any material in violation of any law, rule,  regulation or the Copyright Act.  Programmer  acknowledges  that it is solely  responsible  for payment of any public  performance  music license fees or royalties for music contained in the  Programming,  spots,  announcements,  features  or any other  programming  of  Programmer  including,  without limitation, fees payable to ASCAP, BMI and/or SESAC.

         20.      Modification  and Waiver.  No  modification or waiver of any provision of this Agreement shall be effective  unless  made in writing  and signed by the party  adversely  affected,  and any such  waiver and consent shall be effective only in the specific instance and for the purpose for which such consent was given.

         21.      No Waiver:  Remedies  Cumulative.  No failure or delay on the part of Licensee or the  Programmer in exercising any right or power under this Agreement  shall operate as a waiver  thereof,  nor shall any single or partial  exercise of any such right or power,  or any  abandonment  or  discontinuance  of steps to enforce  such a right or power,  preclude any other or further  exercise  thereof or the exercise of any other right or power.  The rights  and  remedies  of the  parties to this  Agreement  are  cumulative  and are not  exclusive  of any right or remedies that either may otherwise have.

         22.      Construction.  This  Agreement  shall be  construed in  accordance  with the laws of the State of
California.  The  obligations of the parties to this  Agreement are subject to all federal,  state or local laws or regulations, including those of the FCC, now or hereafter in force.

         23.      Headings.  The headings  contained in this Agreement are included for convenience  only and shall not in any way alter the meaning of any provision.

         24.      Successors  and  Assigns.  This  Agreement  shall be binding upon and inure to the benefit of the parties and their  respective  successors  and assigns.  Neither party may assign any of its rights or  obligations under this Agreement  without the prior written  consent of the other party,  except that Programmer may assign its rights and  obligations,  or any of them,  to an entity  controlled  by or under  common  control  with  Programmer without the prior written consent of Licensee.

         25.      Counterpart Signatures.  This Agreement may be signed in one or more counterparts,  each of which shall be deemed a duplicate original and be binding on the parties to this Agreement.

         26.      Notices.  Any notice required  hereunder  shall be in writing and shall be sufficiently  given if delivered by a nationally  recognized  overnight  delivery  service or sent by registered or certified mail,  first class postage prepaid, or by telegram, facsimile or similar means of communication, addressed as follows:

         If to Licensee, to:

                           Inland Radio, Inc.
                           4880 Santa Rosa Road
                           Camarillo, CA 93012
                           Attn:  Jonathan L. Block, Vice President
                           Telephone: (805) 987-0400

         If to the Programmer, to:

                           c/o R.S. Hinz
                                    25233 Anza Drive
                                    Valencia, CA 91355

                  26.1.  Alternate  Addressees.  Notice,  as  provided by this  Section,  may be given to any other person or party,  as any  party  hereto  may in the  future  designate  in  writing,  upon due  notice to the other party(ies).

                  26.2.  Date of Notice,  Action.  The date of delivery by hand, or the postal  receipt for deposit with  the U.S.  Mail or  courier  service  specified  herein  shall  establish  the  date of such  notification  or communication.  If any  notification,  communication or action is required or permitted to be given or taken within a certain  period of time and the last date for doing so falls on a Saturday,  Sunday,  or a federal legal holiday, the last day for such  notification,  communication  or action shall be extended to the first date thereafter which is not a Saturday, Sunday or such legal holiday.

         27.      Expenses;  Attorney's Fees. In the event any action is filed with respect to this Agreement,  the prevailing  party  shall be  reimbursed  by the other  party for all its  actual  costs and  expenses  incurred  in connection with the action, including without limitation reasonable attorney's fees.

         28.      Entire  Agreement.  This Agreement  embodies the entire  agreement  between the parties and there are no other  agreements,  representations,  warranties,  or  understandings,  oral or written,  between  them with respect to the subject matter hereof.

         29.      Severability.  The  provisions  of  this  Agreement  are  severable.  If any  provision  of  this
Agreement  or the  application  thereof  to any  person or  circumstance  is held  invalid,  the  provision  or its application  shall be modified to the extent  possible to reflect the expressed  intent of the parties,  but in any event  invalidity  shall not affect other  provisions or  applications  of this  Agreement that can be given effect without the invalid provision or application.

         30.      Specific  Performance.  Licensee  acknowledges  that the  Station  is of a special,  unique,  and extraordinary  character,  and that any  breach of this  Agreement  by  Licensee  could not be  compensated  for by damages.  Accordingly,  if  Licensee  shall  breach its  obligations  under  this  Agreement,  Programmer  shall be entitled,  in addition to any of the  remedies  that it may have,  to  enforcement  of this  Agreement  (subject to obtaining  any required  approval of the FCC) by decree of specific  performance  or  injunctive  relief  requiring
Licensee to fulfill its  obligations  under this  Agreement.  In any action by Programmer to equitably  enforce the provisions of this  Agreement,  Licensee shall waive the defense that there is an adequate  remedy at law or equity and agrees that  Programmer  shall have the right to obtain  specific  performance  of the terms of this  Agreement without being required to prove actual damages, post bond or furnish other security.

         31.      Time of the Essence.  Time is of the essence with respect to all rights and  obligations  of this
Agreement.

         32.      Resolution of Claims and Disputes.  Regardless of the place of execution,  this  Agreement  shall be deemed to be a contract made in the State of California  and shall be  interpreted as a contract to be performed wholly in the State of  California.  The law of the State of  California  shall be  applied  without  regard to the principles of conflicts of laws. Each party  expressly  waives any presumption or rule, if any, which requires this
Agreement  and/or any other Agreement to be construed  against the drafting party.  Any claims or disputes  arising out of or relating to this  Agreement  shall be resolved  only by mediation  or, if mediation  does not resolve the claim or dispute within ten (10) days of notice  demanding  mediation,  by arbitration in accordance with the Rules of Procedure for Commercial  Arbitration of the American  Arbitration  Association and any award therefrom shall be rendered by the arbitrators as a judgment in any trial court having  jurisdiction in Los Angeles,  California or of any other court having competent jurisdiction.

           33. No Waiver;  Remedies  Cumulative.  No  failure or delay on the part of  Licensee  or  Programmer  in exercising any right or power hereunder shall operate as a waiver  thereof,  nor any single or partial  exercise of any such right or power,  or any  abandonment or  discontinuance  of steps to enforce such a right or power,  shall preclude  any other or  further  exercise  thereof  or the  exercise  of any other  right or power.  The rights and remedies of  Licensee  and  Programmer  herein  provided  are  cumulative  and are not  exclusive  of any rights or remedies that they may otherwise have.

           34.  Confidentiality.  Subject to the requirements of applicable law, Programmer and Licensee shall each keep  confidential all information  obtained by it with respect to the other parties hereto in connection with this
Agreement and the negotiations  preceding this Agreement,  and will use such information  solely in connection with the  transactions  contemplated  by this  Agreement.  Notwithstanding  the foregoing,  no party will be required to keep  confidential or return any information  which:  (i) is known or available  through other lawful sources,  not known to the disclosing  party to be bound by a  confidentiality  agreement with the disclosing  party;  (ii) is or becomes  publicly  known through no fault of the receiving  party or its agents;  (iii) is required to be disclosed pursuant  to a valid  order of a  judicial  or  governmental  authority  (provided  the  disclosing  party is given reasonable  prior  notice of the order or request  and the  purpose of  disclosure);  or (iv) is  developed  by the receiving party independently of the disclosure by the disclosing party.

           35.  Explication.  Unless the context of this Agreement  clearly requires  otherwise,  references to the plural  include the singular and to the singular  include the plural,  references  to any gender  include any other gender,  the part includes the whole,  the term  “including” is not limiting,  and the term “or” has,  except where otherwise  indicated,  the inclusive  meaning  represented by the phrase  “and/or.” The words  “hereof,”  “herein,”
“hereby,”  “hereunder,”  and similar  terms in this  Agreement  refer to this  Agreement  as a whole and not to any particular provision of this Agreement.  Article, section, subsection,  clause, exhibit and schedule references are to this  Agreement,  unless  otherwise  specified.  Any  reference in or to this  Agreement or any of the ancillary agreements includes any and all permitted alterations,  amendments, changes, extensions,  modifications,  renewals, or supplements thereto or thereof, as applicable.

           36. No Joint  Venture.  The parties agree that nothing herein shall  constitute a joint venture  between them. The parties  acknowledge  that call letters,  trademarks and other  intellectual  property shall at all times remain the  property of the  respective  parties and,  except as provided in Section 21, that  neither  party shall obtain any ownership interest in the other party’s intellectual property by virtue of this Agreement.

           37.  Cooperation.  Each party will cooperate with the other with respect to  establishing  and attaining the strategic and operational goals of the Station.

           38.  Construction  of  Agreement.  This  Agreement is the product of  negotiation  and  preparation  by, between and among  Programmer  and  Licensee  and their  respective  attorneys.  Accordingly,  the  parties  hereto acknowledge  and agree that this  Agreement  shall not be deemed  prepared or drafted by one party or another,  and shall be construed accordingly.

           39. Further  Assurances.  After the Commencement Date, each of the parties,  upon the reasonable request of the  other,  will take such  reasonable  actions  or  deliver or  execute  such  further  documents,  materials, signatures,  or information as may be reasonably necessary to assure compliance with, or effectuation of, the terms and conditions to this Agreement and the bona fide good faith intentions of the parties hereto.

           40.  Schedules and Exhibits.  All schedules,  exhibits and riders  attached to this  Agreement  shall be deemed part of this Agreement and incorporated herein, where applicable, as if full set forth herein.
         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

	“LICENSEE”		“PROGRAMMER”
	Inland Radio, Inc.		Hi–Favor Broadcasting, LLC

By:	/s/ Jonathan L. Block	By:	/s/ R.S. Hinz

	Name: Jonathan L. Block		Name: R.S. Hinz
	Title: Vice President		Title: Manager

                                                     SCHEDULE 2

                                                        FEES

       (a)   Programmer shall pay Licensee $16,666.00 per month during the term of this Agreement.

       (b)   For and during the Term hereof,  Programmer  shall  reimburse  Licensee  for all normal and  customary out-of-pocket  costs and  expenses  associated  with or  arising  out of the  operation  of the  Station  (“Station
Expenses”)  including (without  limitation) the cost to maintain the Station’s  transmitter and antennas,  premiums for insurance,  and the cost and expense of all  utilities,  telephones and music license fees for the operation of the Station.  Notwithstanding  the preceding  sentence,  “Station  Expenses” shall not include any cost or expenses associated  with (i)  employment,  including  salaries,  taxes,  insurance  and  related  costs,  of the  employees identified  in Section 8.2 hereof,  nor (ii) any  inter-company  charges.  All  Station  Expenses  shall be due and payable  not later than thirty  (30) days after  Programmer’s  receipt of written  itemizations  of said  expenses.
Notwithstanding  the forgoing,  nothing in this Schedule 2 should alter the allocation of expenses set forth in the lease  agreement for the Station  transmitter  site to be entered into between  Edward G.  Atsinger III,  Stuart W.
Epperson and Programmer on the Closing Date, which allocation  should  immediately apply following the Commencement
Date as though it had previously become effective.

                                                     SCHEDULE 7

       The Programmer  agrees to cooperate  with Licensee in the  broadcasting  of programs in a manner  consistent with the standards of Licensee, as set forth below:

       1.    Election  Procedures.  At least 90 days before the start of any primary or regular election  campaign, the Programmer will  coordinate with Licensee's  General Manager the rate the Programmer will charge for time to be sold to  candidates  for public office  and/or their  supporters to make certain that the rate charged  conforms to all applicable  laws and Station  policy.  Throughout a campaign,  the  Programmer  will comply with all applicable laws and rules concerning  political  candidacy  broadcasts and will promptly notify Licensee's  General Manager of any disputes concerning either the treatment of or rate charged a candidate or supporter.

       2.    Required  Announcements.  The Programmer shall broadcast (i) an announcement in a form satisfactory to
Licensee at the beginning of each hour to identify the Station,  (ii) an  announcement  at the beginning and end of each program, and hourly, as appropriate,  to indicate that program time has been purchased by the Programmer,  and
(iii) any other announcement that may be required by law, regulation, or Station policy.

       3.    Commercial  Recordkeeping.  The Programmer  shall maintain such records of the receipt of, and provide such disclosure to Licensee of, any consideration,  whether in money, goods, services, or otherwise,  which is paid or promised  to be paid,  either  directly or  indirectly,  by any person or company  for the  presentation  of any programming  over the Station as are required by Sections 317 and 507 of the  Communications  Act and the rules and regulations of the FCC.

       4.    No  Illegal  Announcements.  No  announcements  or  promotion  prohibited  by  federal or state law or regulation of any lottery, game or contest shall be made over the Station.

       5.    Licensee Discretion Paramount.  In accordance with Licensee's  responsibility under the Communications
Act of 1934,  as  amended,  and the  rules and  regulations  of the  Federal  Communications  Commission,  Licensee
reserves the right to reject or terminate any  advertising or other  programming  proposed to be presented or being presented  over the Station which is in conflict with law,  regulation,  Station  policy or which in the reasonable judgment of Licensee or its General Manager would not serve the public interest.

       6.    Indecency  Hoaxes.  No  programming  violative of applicable  laws and rules  concerning  indecency or hoaxes will be broadcast over the Station.

       7.    Controversial  Issues.  Any  broadcast  over the  Station  concerning  controversial  issues of public importance shall comply with the then current FCC rules and policies.

       8.    Spot  Commercials.  The  Programmer  will provide,  for  attachment to the Station logs, a list of all commercial announcements carried during its programming.

       Licensee may waive any of the foregoing  regulations in specific  instances if, in its  reasonable  opinion, good  broadcasting  in the  public  interest  will be served  thereby.  In any case  where  questions  of policy or interpretation  arise,  the  Programmer  shall notify  Licensee  before  making any  commitments  to broadcast  any programming affected by such issues.