Form 10-K
period 2001-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2002-04-01
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

      Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $0.01 par value per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      Aggregate market value of voting common stock held by non-affiliates of the registrant based upon the average bid and asked price of its Class A common stock, on March 22, 2002, on the Nasdaq National Market System was approximately $210,177,564.

      As of March 22, 2002 there were 17,907,317 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

PART I

ITEM 1.      BUSINESS.

FORWARD-LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of Federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “may” or "plans" and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company's current expectations and are based upon data available to the company at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks as well as other risks and uncertainties are detailed below at “CERTAIN FACTORS AFFECTING SALEM” and from time to time in Salem's periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”).

      All metropolitan statistical area (“MSA”) rank information used in this report is from the Fall 2001 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company, excluding the Commonwealth of Puerto Rico. According to the Radio Market Survey, the population estimates used were based upon 2000 U.S. Bureau Census estimates updated and projected to January 2002 by Market Statistics, based on the data from Sales & Marketing Management's 2001 “Survey of Buying Power.”

GENERAL

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family themes. Our core business is the ownership and operation of radio stations in large metropolitan markets. We own and operate 82 radio stations, including 57 stations in 22 of the top 25 markets. This makes us the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. In addition, management believes that we are the thirteenth largest radio broadcaster measured by net broadcasting revenues for the year ended December 31, 2001. We also own Salem Radio Network®, which we believe to be a leading developer, producer and syndicator of religious and family issues oriented talk, news and music, but not of general broadcast programming, with over 1,600 affiliated radio stations. In addition, we own complementary Internet and publishing businesses.

      Our business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in religious and family issues. We primarily program our stations with our Christian teaching and talk format which is talk programming with religious and family themes. We also feature conservative news/talk and contemporary Christian music formats. Salem Radio Network® supports our strategy by enabling us to offer a variety of program content on our radio stations.

      Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for over 25 years. Our management team has successfully executed a strategy of identifying, acquiring and operating radio stations.

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

      Salem Communications Corporation was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Salem Communications Holding Corporation (“HoldCo”) was formed as a wholly-owned subsidiary of Salem Communications Corporation in May 2000. In May 2000, Salem Communications Corporation formed an additional wholly-owned subsidiary, Salem Communications Acquisition Corporation (“AcqCo”), which has since acquired nine radio stations through its wholly-owned subsidiary SCA License Corporation. In August 2000, Salem Communications Corporation assigned substantially all of its assets and liabilities (other than stock of HoldCo and AcqCo) to HoldCo.

      On June 15, 2001, HoldCo effected a dividend to Salem Communications Corporation of HoldCo's publishing and Internet businesses. This transaction was effected as a dividend of the capital stock and membership interests, respectively, of HoldCo's wholly-owned subsidiaries CCM Communications, Inc. and OnePlace, LLC. As a result, CCM and OnePlace became direct subsidiaries of Salem Communications Corporation. CCM and OnePlace continue to be guarantors of borrowings under HoldCo's credit facility and of HoldCo's existing 9½% notes. Salem Communications Corporation and all of its subsidiaries (other than HoldCo) are guarantors of the borrowings under HoldCo's credit facility and HoldCo's 9½% notes and 9% notes.

DEVELOPMENT OF THE BUSINESS

      In 2001, we completed the purchase of the following radio stations:

			MSA
			Rank	Purchase
Date	Market	Station	(1)	Price

February 2, 2001	Chicago, IL	WXRT-AM (now WYLL-AM)	3	$29,000,000
February 16, 2001	Minneapolis, MN	WWTC-AM	15	4,882,000
February 16, 2001	Milwaukee, WI	WZER-AM (now WRRD-AM)	31	2,018,000
March 9, 2001	Youngstown-Warren, OH	WRBP-AM (now WHKW-AM)	107	500,000
March 16, 2001	Louisville, KY	WFIA-AM	54	1,750,000
April 1, 2001	Boston, MA	WROL-AM	8	10,930,000
July 2, 2001	Cleveland, OH	WCLV-FM (now WFHM-FM)	24	40,500,000
July 13, 2001	Richmond, VA	WVBB-AM (now WBTK-AM)	55	737,000
July 16, 2001	San Francisco, CA	KBZS-AM (now KSFB-AM)	4	8,500,000
October 17, 2001	Tampa, FL	WTBN-AM	20	6,746,000
October 22, 2001	Milwaukee, WI	WFZH-FM	31	6,500,000
December 26, 2001	Los Angeles, CA	KSZZ-AM (now KRLH-AM)	2	5,000,000

				$117,063,000

      On January 17, 2001, we sold the assets of radio station KALC-FM, Denver, Colorado for approximately $100 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax–deferred exchange, which was completed on July 16, 2001.

      On May 1, 2001, we acquired the assets of the Dame-Gallagher Networks, LLC, including the syndicated radio program The Mike Gallagher Show for $3.0 million in cash and $1.3 million in a non-interest bearing promissory note payable in two equal installments due January 2002 and 2003. The first installment was paid in December 2001.

      On May 17, 2001, we entered into a local marketing agreement whereby we operate KLNA-FM (now KKFS-FM), Sacramento, California. We acquired the assets of the radio station for $8.7 million on January 11, 2002.

      In June 2001, HoldCo, our wholly-owned subsidiary, completed an offering of $150.0 million 9% senior subordinated notes and used the net proceeds of the offering to repay approximately $145.5 million of borrowings under the credit facility.

      On July 2, 2001, we sold the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Canton, Ohio, for $30.0 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange, which was completed on December 29, 2001.

      On July 27, 2001, we agreed to acquire the assets of radio station KJUN-FM, Portland, Oregon, for $35.8 million. We began to operate this radio station under a local marketing agreement on September 1, 2001. We anticipate this transaction to close in 2002.

      On August 1, 2001, we purchased the property and building housing our corporate headquarters for $6.6 million.

      On December 27, 2001, we sold the assets of radio station KEZY-AM, San Bernardino, California for $4.0 million to a corporation owned by one of our Board members. The acquiring corporation had been operating the station under a local marketing agreement since September 14, 2001. This transaction is described in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Part III, Item 13 of this report. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange.

      On December 31, 2001, we sold the assets of radio station WHLO-AM, Akron, Ohio for $4.5 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange.

      (1)“MSA” means metropolitan statistical area.

RADIO STATIONS

      After completing our pending transactions, the company will own and/or operate a national portfolio of 82 radio stations in 35 markets, including 25 FM stations and 57 AM stations. The following table sets forth information about each of Salem's stations, in order of market size:

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

New York, NY (3)	1	WMCA-AM	1989	Christian Teaching and Talk
		WWDJ-AM	1994	Christian Teaching and Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	Conservative News/Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WZFS-FM	1990	Contemporary Christian Music
		WYLL-AM	2001	Christian Teaching and Talk
San Francisco, CA	4	KFAX-AM	1984	Christian Teaching and Talk
		KSFB-FM	2000	Contemporary Christian Music
		KSFB-AM	2001	Christian Teaching and Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	Christian Teaching and Talk
Philadelphia, PA	6	WFIL-AM	1993	Christian Teaching and Talk
		WZZD-AM	1994	Christian Teaching and Talk
Washington, D.C.	7	WAVA-FM	1992	Christian Teaching and Talk
		WABS-AM	2000	Christian Teaching and Talk
Boston, MA	8	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
Houston–Galveston, TX	9	KKHT-AM	1995	Christian Teaching and Talk
		KTEK-AM	1998	Christian Teaching and Talk
Atlanta, GA	11	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WGKA-AM	2000	Southern Gospel
		WFSH-FM	2000	Contemporary Christian Music
Seattle–Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM	1994	Christian Teaching and Talk
		KKMO-AM	1998	Spanish Language Programming
		KKOL-AM	1999	Conservative News/Talk
		KIKN-AM	2002	Conservative News/Talk
Phoenix, AZ	14	KCTK-AM	1996	Conservative News/Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis–St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	Christian Teaching and Talk
		WWTC-AM	2001	Conservative News/Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	Conservative News/Talk
Baltimore, MD	19	WITH-AM	1997 (4)	Christian Teaching and Talk
Tampa, FL	20	WTWD-AM	2000	Christian Teaching and Talk
		WTBN-AM	2001 (5)	Christian Teaching and Talk
Denver–Boulder, CO	21	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	Conservative News/Talk
		KBJD-AM	1999	Contemporary Christian Music
Pittsburgh, PA	22	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Portland, OR	23	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2001 (6)	Contemporary Christian Music
Cleveland, OH (6)	24	WCCD-AM	1997	Christian Teaching and Talk
		WHK-AM	2000	Christian Teaching and Talk
		WKNR-AM	2000	Sports/Talk
		WFHM-FM	2001	Contemporary Christian Music

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Cincinnati, OH	25	WTSJ-AM	1997	Christian Teaching and Talk
		WBOB-AM	2000	Sports/Talk
		WYGY-FM	2000	Country
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	Conservative News/Talk
		KKFS-FM	2002	Contemporary Christian Music
Riverside–San Bernardino, CA	27	KRLH-AM	2001	Christian Teaching and Talk
San Antonio, TX	30	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	Adult Nostalgia
Milwaukee, WI	31	WRRD-AM	2001	Christian Teaching and Talk
		WFZH-FM	2001	Contemporary Christian Music
Columbus, OH	35	WRFD-AM	1987	Christian Teaching and Talk
Nashville, TN	43	WBOZ-FM	2000	Southern Gospel
		WVRY-FM	2000	Southern Gospel
Louisville, KY	54	WLSY-FM	1999	Christian Teaching and Talk
		WRVI-FM	1999	Contemporary Christian Music
		WGTK-AM	2000	Conservative News/Talk
		WFIA-AM	2001	Christian Teaching and Talk
Richmond, VA	55	WBTK-AM	2001	Christian Teaching and Talk
Honolulu, HI	61	KAIM-AM	2000	Christian Teaching and Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Conservative News/Talk
		KHNR-AM	2000	News/Talk
Colorado Springs, CO	95	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
Youngstown-Warren, OH	107	WHKW-AM	2001	Christian Teaching and Talk
Oxnard, CA	114	KDAR-FM	1974	Christian Teaching and Talk
Tyler-Longview, TX	145	KPXI-FM	2000 (7)	Christian Teaching and Talk

      (1) Actual city of license may differ from metropolitan market served.

      (2) “MSA” means metropolitan statistical area.

      (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

      (4) WITH-AM is simulcast with WAVA-FM, Washington, D.C.

      (5) WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

      (6) We operate this station pursuant to a local marketing agreement and will do so until we complete its acquisition.

      (7) KPXI-FM is simulcast with KWRD-FM, Dallas-Fort Worth, TX.

      PROGRAM REVENUE. For the year ended December 31, 2001, we derived 25.8% and 14.7% of our gross revenue, or $37.8 million and $21.5 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We have been successful in assisting quality local programs to expand into national syndication.

      ADVERTISING REVENUE. For the year ended December 31, 2001, we derived 39.8% of our gross revenue, or $58.1 million from the sale of local spot advertising and 5.0% of our gross revenue, or $7.3 million from the sale of national spot advertising.

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

      Salem Radio Network® has more than 1,600 affiliate stations, including our owned and operated stations, that broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. Network operations also include commission revenue of Salem Radio Representatives from unaffiliated customers and an allocation of operating expenses estimated to relate to such commissions. Salem Radio Network's® gross revenue, including commission revenue for Salem Radio Representatives, for the year ended December 31, 2001 was $12.1 million.

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

OTHER MEDIA

      INTERNET. In 1999 we established an Internet business, OnePlace, in connection with our purchase of the assets of OnePlace, LLC, AudioCentral, GospelMedia Network (which was sold in 2000) and Involved Christian Radio Network. OnePlace's activities enhance and support our core radio strategy by providing on-demand audio streaming for Salem's program producers. The OnePlace business model mirrors our radio station business model: revenue from ministries and advertising (banners and sponsorships). We also introduced SonicPlace.com, which provides on-demand audio streaming for Salem's Christian music channels.

      PUBLISHING. In 1999, we purchased CCM Communications, Inc. (“CCM”). CCM, based in Nashville, Tennessee, has published magazines since 1978 which follow the contemporary Christian music industry. CCM's flagship publication, CCM Magazine®, is a monthly music magazine offering interviews with artists, issue-oriented features, album reviews and concert schedules. Through CCM's trade publications, we are uniquely positioned to track contemporary Christian music audience trends.

      SATELLITE RADIO. In August 1998, we expanded our reach by entering into an exclusive agreement with XM Satellite Radio, Inc. to develop, produce, supply and market religious and family issues audio programming which will be distributed by a subscriber-based satellite digital audio radio service. XM Satellite Radio, Inc. is one of two Federal Communications Commission (“FCC”) licensees for this service and it has the capability of providing up to 100 channels of audio programming. We have agreed to provide religious and family themes talk programming on one channel and youth and adult religious music programming on two additional channels.

COMPETITION

      RADIO. The radio broadcasting industry, including the religious and family themes format segment of this industry, is a highly competitive business. The financial success of each of our radio stations that features the religious and family issues format is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and noncommercial radio station licensees. While no group owner in the United States specializing in the religious format approaches Salem in size of potential listening audience and presence in major markets, religious format stations exist and enjoy varying degrees of prominence and success in all markets.

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

      OTHER MEDIA. Our magazines compete for readers and advertisers with other publications that follow the religious music industry and publications that address themes of interest to church leadership. Our Internet business competes with other companies that deliver on-line audio programming.

EMPLOYEES

      At March 1, 2002, Salem employed 990 full-time and 390 part-time employees. None of Salem's employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

CERTAIN FACTORS AFFECTING SALEM

We may not pursue potentially more profitable business opportunities outside of our religious and family themes formats which may have a material adverse effect on our business.

      We are fundamentally committed to broadcasting formats emphasizing religious and family themes. We may not switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences. We do not intend to pursue business opportunities that would conflict with our core commitment to religious and family themes formats even if such opportunities would be more profitable. Our decision not to pursue other formats might result in lower operating revenues than we might otherwise achieve.

If we are unable to successfully execute our acquisition strategy, our business may not continue to grow as expected.

      We intend to continue to acquire radio stations as well as other complementary media businesses. Our acquisition strategy has been, and will continue to focus on, the acquisition of strong signal stations in the top 25 markets. However, we may not be able to successfully identify and consummate future acquisitions, and stations that we do acquire may not increase our broadcast cash flow or yield other anticipated benefits. Acquisitions in markets in which we already have a presence may not increase our broadcast cash flow due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

We may be unable to integrate the operations and management of acquired stations, which could have a material adverse effect on our business and operating results.

      Since January 1, 2001 we acquired or agreed to acquire and/or operate 14 radio stations and we expect to make acquisitions of other stations and station groups in the future.

      We cannot assure you that we will be able to integrate successfully the operations or management of acquired stations, or the operations or management of stations that might be acquired in the future. Acquisitions of stations will require us to manage a significantly larger and likely more geographically diverse radio station portfolio than historically has been the case. Our inability to integrate and manage newly acquired stations successfully could have a material adverse effect on our business and operating results.

If we are unable to implement our cluster strategy, we may not realize anticipated operating efficiencies.

      As part of our operating strategy, we attempt to realize efficiencies of operating costs and cross-selling of programming and advertising by clustering the operations of two or more radio stations in a single market. However, there can be no assurances that this operating strategy will be successful. Furthermore, we cannot assure you that the clustering of radio stations in one market will not result in downward pressure on advertising and programming rates at one or more of the existing or new radio stations within the cluster. There can be no assurance that any of our stations will be able to maintain or increase its current listening audience and operating revenue in circumstances where we implement our clustering strategy.

      Additionally, FCC rules and policies allow a broadcaster to own a number of radio stations in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales and station operations. We believe that radio stations that elect to take advantage of these clustering opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. The future development of our business in new markets, as well as the maintenance of our business growth in those markets in which we do not currently have radio station clusters, may be negatively impacted by competitors who are taking advantage of these clustering opportunities by operating multiple radio stations within markets.

The restrictions on ownership of multiple stations in each market may prevent us from implementing our cluster strategy.

      As part of our growth strategy, we seek to acquire additional radio stations in markets in which we already have existing stations. However, our ability to acquire, operate and integrate any such future acquisition as part of a cluster may be limited by antitrust and FCC regulations affecting acquisitions where the proposed buyer or manager already owns one or more radio stations in the relevant market. We cannot predict whether the Department of Justice (“DOJ”), the Federal Trade Commission (“FTC”) or a private party will challenge a proposed acquisition, and such challenges could affect our ability to implement our cluster acquisition strategy.

Government regulation of the broadcasting industry by the FTC and DOJ may limit our ability to acquire or dispose of radio stations.

      The FTC and the DOJ evaluate transactions to determine whether those transactions should be challenged under federal antitrust laws. We are aware that the FTC and the DOJ have been increasingly active in their review of radio station acquisitions. This is particularly the case when a radio broadcast company proposes to acquire an additional station in an existing market. As we have gained a presence in a greater number of markets and a greater percentage of the top 25 markets, our future proposed transactions may more frequently be subject to more aggressive review by the FTC or the DOJ due to market concentration concerns. This increased level of review may be accentuated in instances where we propose to engage in a transaction with parties who themselves have multiple stations in the relevant market. The FCC might not approve a proposed radio station acquisition or disposition when the DOJ has expressed market concentration concerns with respect to the buy or sell side of a given transaction, even if the proposed transaction would otherwise comply with the FCC's numerical limits on in-market ownership. We cannot be sure that the DOJ or the FTC will not seek to prohibit or require the restructuring of our future acquisitions on these or other bases.

If we are not able to obtain financing or generate sufficient cash flows from operations, we may be unable to fund future acquisitions.

      We will require significant financing to fund our acquisition strategy and implement our business plan. This financing may not be available to us. The availability of funds under the credit facility at any time will be dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material adverse effect on our business and results of operations.

If we cannot attract the anticipated listener and advertiser base for our new formats, we may not recoup associated launch costs or achieve profitability for stations broadcasting in these formats.

      We have launched music formats, including a contemporary Christian music format called The Fish™, as well as a conservative news/talk format, in several markets. We have traditionally relied on Christian teaching and talk block programming as the primary source of our revenue and there is no guarantee that the implementation of these new formats will attract a sufficient listener and advertiser base. Our strategy to launch and develop new formats is unproven and may not result in any significant revenues or net income. Our management may be unable to successfully market these additional formats due to less operational experience compared to Christian teaching and talk formats. In addition, the introduction of these new formats involves significant promotional costs which will negatively impact our profitability.

If we do not maintain or increase our block program revenue share compared to other broadcast companies, our business and operating results may be adversely affected.

      The financial success of each of our radio stations that features Christian teaching and talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block program time to national and local religious organizations, which currently accounts for more than 40% of our revenue. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we cannot be sure that we will be able to maintain or increase our current block programming revenue.

If we are unable to maintain or grow our advertising revenue share compared to other broadcast and media companies, our business and operating results may be adversely affected.

      In the advertising market, we compete for revenue with other commercial religious format and general format radio stations, as well as with other media, including broadcast and cable television, newspapers, magazines, direct mail and billboard advertising. Our radio stations with our contemporary Christian music and conservative news/talk formats are substantially dependent upon advertising for their revenues. Due to this significant competition, we cannot be sure that we will be able to maintain or increase our current advertising revenue.

A general economic downturn could negatively impact our ability to generate advertising revenue.

      We derive a substantial part of our revenues from the sale of advertising on our radio stations. For the years ended December 31, 2001, 2000 and 1999, 44.8%, 40.5%, and 37.3% of our broadcast revenues, respectively, were generated from the sale of advertising. Because advertisers generally reduce their spending during economic downturns, we could be adversely affected by a national recession. In addition, because a substantial portion of our revenues are derived from local advertisers, our ability to generate advertising revenues in specific markets could be adversely affected by local or regional economic downturns. We are particularly dependent on advertising revenue from the Los Angeles, Dallas and New York markets, which generated 8.2%, 6.7% and 1.9%, respectively, of our gross broadcast revenues in 2001.

Acts of war and terrorism may reduce our advertising revenue and have other negative effects on our business.

      In response to the September 11, 2001 terrorist attacks on New York City and Washington, D.C., we increased our news and community service programming, which decreased the amount of broadcast time available for commercial advertising. In addition, these events caused advertisers to cancel advertisements on our stations. Acts of war and terrorism against the United States, and the country's response thereto, including current military operations in Afghanistan, may also cause a general slowdown in the U.S. advertising market, which could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and other factors. In addition, these events may have other negative effects on our business, the nature and duration of which we cannot predict.

If we lose the services of our founders, the management and operation of our business could be disrupted.

      Our business is dependent upon the performance and continued efforts of certain key individuals, particularly Edward G. Atsinger III, our President and Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of either Messrs. Atsinger or Epperson could have a material adverse effect upon us. We have entered into employment agreements with each of Messrs. Atsinger and Epperson. Messrs. Atsinger and Epperson's agreements expire in June 2004. Mr. Epperson has radio interests outside of us that will continue to impose demands on his time.

Our controlling stockholders may cause us to engage in transactions that conflict interests.

      Edward G. Atsinger III, Stuart W. Epperson and Nancy A. Epperson control approximately 88% of the voting power of Salem Communications Corporation's capital stock. Accordingly, these stockholders control Salem Communications Corporation. Messrs. Atsinger and Epperson and Mrs. Epperson thus have the ability to control fundamental corporate transactions requiring equity holder approval, including but not limited to, the election of all of Salem Communications Corporation's directors, except for two independent directors, approval of merger transactions involving Salem Communications Corporation and the sale of all or substantially all of Salem Communications Corporation's assets.

If we fail to maintain our licenses with the FCC, we could be prevented from operating affected radio stations.

      We operate each of our radio stations pursuant to one or more FCC broadcasting licenses. As each license expires, we apply for renewal of the license. However, we cannot be sure that any of our licenses will be renewed, and renewal is subject to challenge by third-parties or to denial by the FCC. The Communications Act of 1934 and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC licenses. Were a complaint to be filed against us or other FCC licensees involved in a transaction with us, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition. The failure to renew any of our licenses could prevent us from operating the affected station and generating revenue from it. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

If we do not successfully defend the Gospel Communications International claims, our business and operating results may be adversely affected.

      In December 2000, Gospel Communications International, Inc. made a demand for arbitration upon us. The demand, pending before an arbitration panel of the American Arbitration Association, alleges, among other things, we and our subsidiary OnePlace failed to provide certain e-commerce software to Gospel Communications International pursuant to a written contract between Gospel Communications International and OnePlace. Gospel Communications International seeks $10.0 million in damages for its claims. Although we will defend the action and pursue counterclaims against Gospel Communications International, there can be no assurance that the Gospel Communications International matter will be resolved in our favor and the ultimate resolution of this matter may adversely affect our business and operating results. See “LEGAL PROCEEDINGS” for additional information.

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

      Our radio stations' studios and offices and the operations of our other media businesses are located in leased facilities. Our network leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We do not anticipate difficulties in renewing those leases that expire within the next several years or in obtaining other lease arrangements, if necessary. We purchased our corporate office building, located in Camarillo, California, on August 1, 2001 for $6.6 million.

      We lease certain property from the principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Part III, Item 13 of this report. All such leases have cost of living adjustments. Based upon our management's assessment and analysis of local market conditions for comparable properties, we believe such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

      No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3. LEGAL PROCEEDINGS.

      Incident to our business activities, we are a party to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters, however, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

      On December 6, 2000, GCI made a demand for arbitration upon us. The demand, pending before an arbitration panel of the American Arbitration Association, alleges, among other things, we and our subsidiary OnePlace failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace. We have filed an answer to the demand, denying the factual basis for certain elements of GCI's claims and have asserted counterclaims against GCI for breach of contract. Based on communications with the arbitrators, GCI has clarified that it seeks $10.0 million in damages for its claims. We will vigorously defend the action and pursue the counterclaims against GCI although there can be no assurance that the GCI matter will be resolved in our favor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The company's Class A common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ-NMS”) under the symbol SALM. At March 22, 2002, the company had approximately 28 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 17,907,317 outstanding shares of Class A common stock and 5,553,696 outstanding shares of Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the Class A common stock of the company as reported on the NASDAQ-NMS.

	2000				2001

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$23.25	$13.06	$13.63	$17.25	$18.63	$26.98	$29.35	$24.10
Low	$11.38	$6.13	$9.25	$9.50	$12.75	$14.00	$17.20	$17.16

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION.

      Salem's selected historical statement of operations and balance sheet data presented below as of and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the audited consolidated financial statements of Salem. The consolidated financial statements as of December 31, 2000 and 2001 and for each of the years in the three-year period ended December 31, 2001, and the independent auditors' report thereon, are included elsewhere in this report. Salem's financial results are not comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. The selected consolidated financial information below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	(Dollars in thousands, except per share data)

	1997	1998	1999	2000	2001

Statement of Operations Data:
Net broadcasting revenue	$67,912	$77,891	$87,122	$110,097	$133,974
Other media revenue	—	—	6,424	7,916	8,016

Total revenue	67,912	77,891	93,546	118,013	141,990

Operating expenses:
Broadcasting operating expenses	39,626	42,526	46,291	60,714	86,245
Other media operating expenses	—	—	9,985	14,863	9,282
Corporate expenses	6,210	7,395	8,507	10,457	13,774
Stock and related cash grant	—	—	2,550	—	—
Tax reimbursements to S corporation shareholders(1)	1,780	—	—	—	—
Depreciation and amortization	12,803	14,058	18,233	25,479	31,292

Total operating expenses	60,419	63,979	85,566	111,513	140,593

Operating income	7,493	13,912	7,980	6,500	1,397

Other income (expense):
Interest income	230	291	1,005	534	1,994
Gain (loss) on disposal of assets	4,285	236	(219)	773	26,276
Gain on sale of assets to related parties	—	—	—	28,794	3,560
Interest expense	(12,706)	(15,941)	(14,219)	(17,452)	(26,542)
Other expense	(389)	(422)	(633)	(857)	(573)

Total other income (expense)	(8,580)	(15,836)	(14,066)	11,792	4,715
Income (loss) before income taxes and extraordinary item	(1,087)	(1,924)	(6,086)	18,292	6,112
Provision (benefit) for income taxes	106	(343)	(1,611)	6,996	1,725

Income (loss) before extraordinary item	(1,193)	(1,581)	(4,475)	11,296	4,387
Extraordinary loss(2)	(1,185)	—	(3,570)	(1,187)	—

Net income (loss)	$(2,378)	$(1,581)	$(8,045)	$10,109	$4,387

Earnings (loss) per share data:
Basic and diluted earnings (loss) per share before extraordinary item	$(0.07)	$(0.09)	$(0.22)	$0.48	$0.19
Extraordinary loss per share	(0.07)	—	(0.18)	(0.05)	—

Basic and diluted net earnings (loss) per share(3)	$(0.14)	$(0.09)	$(0.40)	$0.43	$0.19

Basic weighted average shares outstanding(3)	16,661,088	16,661,088	20,066,006	23,456,088	23,456,828

Diluted weighted average shares outstanding(3)	16,661,088	16,661,088	20,066,006	23,466,849	23,518,747

	Year Ended December 31,
	(Dollars in thousands)

	1997	1998	1999	2000	2001

Other Data:
Broadcast cash flow(4)	$28,286	$35,365	$40,831	$49,383	$47,729
Broadcast cash flow margin(5)	41.7%	45.4%	46.9%	44.9%	35.6%
EBITDA(4)	$22,076	$27,970	$28,763	$31,979	$32,689
After-tax cash flow(4)	$10,647	$12,335	$15,809	$19,035	$17,777

Cash flows related to:
Operating activities	$7,314	$11,015	$8,204	$10,712	$11,634
Investing activities	$(26,326)	$(31,762)	$(35,159)	$(219,848)	$(10,071)
Financing activities	$18,695	$21,019	$59,162	$178,940	$18,430

Balance Sheet Data:
Cash and cash equivalents	$1,645	$1,917	$34,124	$3,928	$23,921
Intangible assets, net	$120,083	$141,776	$150,520	$358,482	$344,059
Total assets	$184,813	$207,750	$264,364	$470,668	$507,254
Long-term debt, less current portion	$154,500	$178,610	$100,087	$286,050	$311,621
Stockholders' equity	$10,682	$9,101	$142,839	$152,948	$157,370

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

           The following table reflects the pro forma adjustments to historical net income for our August 1997 reorganization:

1997
(Dollars
in thousands)

Pro Forma Information:

Income (loss) before income taxes and extraordinary item	$(1,087)
Add back tax reimbursements to S corporation shareholders	1,780

Pro forma income (loss) before income taxes and extraordinary item	693
Pro forma provision (benefit) for income taxes	278

Pro forma income (loss) before extraordinary item	415
Extraordinary loss	(1,185)

Pro forma net income (loss)	$(770)

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

	Year Ended December 31,
	(Dollars in thousands)

	1999		2000		2001

Block program time:
National	$31,317	32.9%	$34,887	29.0%	$37,778	25.8%
Local	15,816	16.6	19,044	15.9	21,478	14.7

	47,133	49.5	53,931	44.9	59,256	40.5
Advertising:
National	5,855	6.1	7,714	6.4	7,337	5.0
Local	29,686	31.2	40,905	34.1	58,085	39.8

	35,541	37.3	48,619	40.5	65,422	44.8
Infomercials	3,764	4.0	5,228	4.4	6,139	4.2
Salem Radio Network®	6,983	7.3	9,174	7.6	12,100	8.3
Other	1,856	1.9	3,171	2.6	3,266	2.2

Gross broadcasting revenue	95,277	100.0%	120,123	100.0%	146,183	100.0%

Less agency commissions	8,155		10,026		12,209

Net broadcasting revenue	$87,122		$110,097		$133,974

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and network charge. The rates for block program time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and network’s ability to produce results for its advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. See “BUSINESS—RADIO STATIONS.” Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

      In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2001, we sold 94% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

      OnePlace, our Internet business, earns its revenue from the (i) sales of streaming services, (ii) sales of banner advertising and sponsorships on the Internet, and, (iii) to a lesser extent, sales of software and software support contracts. CCM, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our condensed consolidated statements of operations.

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate broadcast cash flow and EBITDA. We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define after-tax cash flow as income (loss) before extraordinary item minus gain (loss) on disposal of assets (net of income tax) plus depreciation and amortization. EBITDA and after-tax cash flow for the year ended December 31, 1999 excludes a $2.6 million charge ($1.9 million, net of income tax) for a one-time stock grant concurrent with Parent's initial public offering on June 30, 1999.

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

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared to year ended December 31, 2000

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $23.9 million or 21.7% to $134.0 million in 2001 from $110.1 million in 2000. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2000 and 2001, partially offset by the sales of radio stations during 2000 and 2001. On a same station basis, net revenue improved $6.2 million or 9.6% to $70.9 million in 2001 from $64.7 million in 2000. The improvement was primarily due to an increase in net revenue at radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level, and an increase in network revenue due to increased network affiliations and quality programming. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 44.8% in 2001 from 40.5% in 2000. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 40.5% in 2001 from 44.9% in 2000. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format in several markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.1 million or 1.3% to $8.0 million in 2001 from $7.9 million in 2000. The increase is due primarily to increased revenue from banner advertising and streaming services, partially offset by the loss of revenues from the sale of certain assets which generated revenue from the sale of advertising in print and online catalogs and product sales.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $25.5 million or 42.0% to $86.2 million in 2001 from $60.7 million in 2000. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2000 and 2001, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $3.5 million or 9.3% to $41.2 million in 2001 from $37.7 million in 2000. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $5.6 million or 37.6% to $9.3 million in 2001 from $14.9 million in 2000. The decrease is attributable primarily to the reduction of operating expenses incurred due to the sale of certain software products, assets and contracts.

      BROADCAST CASH FLOW.      Broadcast cash flow decreased $1.7 million or 3.4% to $47.7 million in 2001 from $49.4 million in 2000. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 35.6% in 2001 from 44.9% in 2000. The decrease is primarily attributable to the effect of seventeen radio stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $2.7 million or 10.0% to $29.7 million in 2001 from $27.0 million in 2000.

      CORPORATE EXPENSES.      Corporate expenses increased $3.3 million or 31.4% to $13.8 million in 2001 from $10.5 million in 2000, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2000 and 2001.

      EBITDA.       EBITDA increased $0.7 million or 2.2% to $32.7 million in 2001 from $32.0 million in 2000. As a percentage of total revenue, EBITDA decreased to 23.0% in 2001 from 27.1% in 2000. EBITDA was negatively impacted by the results of operations of our other media businesses, which generated a net loss before depreciation and amortization of $1.3 million in 2001; in 2000 the loss was $7.0 million. Broadcast EBITDA excluding the other media businesses decreased $5.0 million or 12.8% to $34.0 million in 2001 from $39.0 million in 2000. As a percentage of net broadcasting revenue, broadcast EBITDA excluding the other media business decreased to 25.4% in 2001 from 35.4% in 2000. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets and increased corporate expenses.

      DEPRECIATION AND AMORTIZATION.       Depreciation expense increased $0.3 million or 4.2% to $7.4 million in 2001 from $7.1 million in 2000. Amortization expense increased $5.5 million or 29.9% to $23.9 million in 2001 from $18.4 million in 2000. The increases are primarily due to the depreciation and amortization expense associated with the acquisitions of radio stations and a network in 2000 and 2001.

      OTHER INCOME (EXPENSE).       Interest income increased $1.5 million to $2.0 million in 2001 from $0.5 million in 2000, primarily due to interest earned on the investment of the proceeds from the sales of the assets of radio stations KALC-FM, Denver, Colorado for approximately $100 million in January 2001, and WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio for $30.0 million in July 2001. Gain on disposal of assets, including sales of assets to related parties, of $29.8 million in 2001 is primarily due to gains recognized on the sales of the assets of radio stations WHKK-AM, Cleveland, Ohio, WHK-FM, Akron, Ohio, KEZY-AM, San Bernardino, California, WHLO-AM, Akron, Ohio, and the gain realized on the condemnation of certain real property in Seattle, Washington. Gain on disposal of assets, including sales of assets to related parties, of $29.6 million in 2000 is primarily due to a gain recognized on the sale of the assets of radio station KLTX-AM, Los Angeles, California, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense increased $9.0 million or 51.4% to $26.5 million in 2001 from $17.5 million in 2000. The increase is due to interest expense associated with borrowings on the credit facility to fund acquisitions in 2000 and the issuance of $150 million 9% senior subordinated notes in June 2001. Other expense, net decreased to $0.6 million in 2001 from $0.9 million in 2000 due primarily to a decrease in bank commitment fees.

      PROVISION FOR INCOME TAXES.      Provision for income taxes as a percentage of income before income taxes and extraordinary item (that is, the effective tax rate) was 27.9% in 2001 and 38.3% in 2000. For the year ended December 31, 2001 and 2000 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. In addition, the effective tax rate in 2001 has been affected by changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      NET INCOME.      As a result of the above, we recognized net income of $4.4 million in 2001 as compared to a net income of $10.1 million in 2000. Included in net income for 2001 is a gain on the disposal of assets of $29.8 million.

      AFTER-TAX CASH FLOW.      After-tax cash flow decreased $1.2 million or 6.3% to $17.8 million in 2001 from $19.0 million in 2000. After-tax cash flow was negatively impacted by the after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) decreased $4.6 million or 19.8% to $18.6 million in 2001 from $23.2 million in 2000. The decrease is primarily due to increases in interest expense and corporate expenses and a decrease in broadcast cash flow.

Year ended December 31, 2000 compared to year ended December 31, 1999

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $23.0 million or 26.4% to $110.1 million in 2000 from $87.1 million in 1999. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 1999 and 2000, partially offset by the sales of radio stations during 2000. On a same station basis net revenue improved $8.4 million or 13.2% to $72.3 million in 2000 from $63.9 million in 1999. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 1997 and 1998 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross revenue increased to 40.5% in 2000 from 37.3% in 1999. Revenue from block program time as a percentage of our gross revenue decreased to 44.9% in 2000 from 49.5% in 1999. This change in our revenue mix is primarily due to our continued efforts to develop more local advertising sales in all of our markets, as well as the acquisition and launch of a number of conservative news/talk and contemporary Christian music formatted stations that do not carry block programming.

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

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $14.4 million or 31.1% to $60.7 million in 2000 from $46.3 million in 1999. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network in 2000, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in bad debt expense and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $4.1 million or 11.2% to $39.5 million in 2000 from $35.4 million in 1999. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $4.9 million or 49.0% to $14.9 million in 2000 from $10.0 million in 1999. The increase is due primarily to product fulfillment costs associated with e-commerce which closed down in 2000, additional streaming and related expenses to produce the increased revenue in 2000, the inclusion of operating expenses from the acquisition of the involved Christian Radio Network, which we acquired in November 1999, offset by the reduction of operating expenses incurred due to the sale of certain software products, assets and contracts.

      BROADCAST CASH FLOW.      Broadcast cash flow increased $8.6 million or 21.1% to $49.4 million in 2000 from $40.8 million in 1999. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 44.9% in 2000 from 46.8% in 1999. The decrease is primarily attributable to the effect of stations acquired during 1999 and 2000 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $4.3 million or 15.1% to $32.8 million in 2000 from $28.5 million in 1999.

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

      OTHER INCOME (EXPENSE).       Interest income decreased $500,000 to $500,000 in 2000 from $1.0 million in 1999. The decrease is primarily due to a decrease in excess cash available for investment due to acquisitions of radio stations and other media businesses. Gain on disposal of assets of $29.6 million in 2000 is primarily due to gains recognized on the sale of radio stations KPRZ-FM, Colorado Springs, CO and KLTX-AM, Los Angeles, CA, partially offset by the loss on sale of certain assets of our other media businesses. Interest expense increased $3.3 million or 23.2% to $17.5 million in 2000 from $14.2 million in 1999. The increase is due to interest expense associated with borrowings on the credit facility and higher interest expense associated with short-term bridge financing to fund acquisitions in 2000. Other expense increased $224,000 to $857,000 in 2000 from $633,000 in 1999 primarily due to increased bank commitment fees.

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

      NET INCOME (LOSS).      As a result of the above, we recognized net income of $10.1 million in 2000, compared to a net loss of $8.0 million in 1999. Included in the net income for 2000 is a gain on the disposal of assets of $29.6 million and a $1.2 million extraordinary loss, net of income tax benefit, resulting from the write-off of deferred financing costs related to our short-term bridge financing.

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

RECENT DEVELOPMENTS

      Following the terrorist attacks on the United States on September 11, 2001, we increased the news and community service programming on our radio stations, reducing the amount of broadcast time available for commercial advertising. In addition, certain advertisers cancelled their advertising time. As a consequence of these events, our financial results were adversely affected.

      Further acts of war or terrorism against the United States as well as the United States’ response to the attacks, including current military developments in Afghanistan, and future security threats may continue to affect our business operations and those of our advertisers and other customers. We cannot predict the further negative effects these events may have on our business operations.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions of radio stations through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We received $140.1 million from our initial public offering in July 1999, which was used to repay a portion of our 9½% Senior Subordinated Notes Due 2007 and amounts outstanding under our credit facility. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and the senior subordinated notes from operating cash flow and borrowings under our credit facility.

      We will fund future acquisitions from cash on hand, borrowings under our credit facility, sales of existing radio stations and operating cash flow. We believe that cash on hand, cash flow from operations, and borrowings under our credit facility will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

      Cash. Cash and cash equivalents was $23.9 million at December 31, 2001, including $8.5 million held by a qualified intermediary under a like-kind exchange agreement to preserve our ability to effect a tax-deferred exchange. Working capital was $35.4 million at December 31, 2001. Cash and cash equivalents was $3.9 million at December 31, 2000. The increase in cash and cash equivalents is due to cash provided by operating activities, borrowings and the sale of the assets of radio station KALC-FM, Denver, Colorado for approximately $100 million, and the sales of the assets of radio stations WHKK-AM, Cleveland, Ohio and WHK-FM, Akron, Ohio for $30.0 million, offset by $121.3 million used to acquire the assets of 12 radio stations and a network during the year ended December 31, 2001.

      Net cash provided by operating activities increased to $11.6 million for the year ended Deceember 31, 2001 compared to $10.7 million in the prior year, primarily due to an increase in EBITDA.

      Net cash used by investing activities decreased to $10.1 million for the year ended December 31, 2001, compared to $219.8 million for the prior year. The decrease is due to cash received for the sale of the assets of radio station KALC-FM, Denver, Colorado for approximately $100 million, and the sales of the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio for $30.0 million, partially offset by cash used for acquisitions (cash used of $122.0 million to purchase the assets of twelve radio stations and a network during the year ended Deceember 31, 2001 as compared to cash used of $234.9 million to purchase the assets of 26 radio stations and a network for the prior year) and offset by an increase in capital expenditures.

      Net cash provided by financing activities decreased to $18.4 million for the year ended December 31, 2001, compared to $178.9 million for the prior year. The decrease was primarily due to decreased borrowings for acquisitions and repayments of long-term debt during the year ended December 31, 2001.

      Credit Facility.HoldCo is the borrower under our credit facility. At December 31, 2001, $61.6 million was outstanding under the credit facility. The credit facility was amended as of December 27, 2001. The description of the credit facility as set forth below reflects the terms of the amendment. The borrowing capacity under the credit facility was decreased from $225.0 million to $150.0 million and the financial ratio tests were modified to provide HoldCo with additional borrowing flexibility. The credit facility matures on June 30, 2007. Aggregate commitments under the credit facility begin to decrease commencing March 31, 2002. In June 2001, HoldCo used the net proceeds of the offering of the 9% Senior Subordinated Notes Due 2011 to repay approximately $145.5 million of borrowings under the credit facility.

      Amounts outstanding under the credit facility bear interest at a base rate, at HoldCo's option, of the bank's prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%.

      The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of our consolidated existing total adjusted debt to pro forma twelve-month cash flow (the “Total Adjusted Funded Debt to Cash Flow Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility is 6.75 to 1 through December 30, 2002. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at December 31, 2001, on a pro forma basis, was 6.14 to 1, resulting in a borrowing availability of approximately $26.3 million.

      The credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described, minimum interest coverage (initially upon completion of the offering of the old notes, not less than 1.4 to 1, thereafter increasing periodically until January 1, 2005, at which point it will remain at 2.5 to 1 until June 2007), minimum debt service coverage (a static ratio of not less than 1.1 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). As of December 31, 2001, we were in compliance with all such covenants. We and all of our subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facility. The credit facility is secured by pledges of all of our and our subsidiaries' assets and all of the capital stock of our subsidiaries.

      Initial Public Offering. We received net proceeds of $140.1 million from our initial public offering in July 1999, which was used to pay a portion of the 9½% notes and amounts outstanding under the credit facility.

      9½% Senior Subordinated Notes due 2007. In September 1997, we issued $150.0 million principal amount of 9½% senior subordinated notes due 2007. In July 1999, we repurchased $50.0 million in principal amount of those notes with a portion of the net proceeds of our initial public offering. As a result of this repurchase, we incurred a non-cash charge of $1.5 million for the write-off of unamortized bond issue costs. This was in addition to the $3.9 million premium paid in connection with this repurchase.

      In August 2000, HoldCo assumed the indenture governing the existing 9½% notes in connection with the assignment of substantially all of our assets and liabilities to HoldCo, including the obligations as successor issuer under that indenture. The indenture for the 9½% notes contains restrictive covenants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $9.5 million per year in interest on the 9½% notes. We and all of our subsidiaries (other than HoldCo) are guarantors of the 9½% notes.

      9% Senior Subordinated Notes due 2011. In June 2001, HoldCo issued $150.0 million principal amount of 9% senior subordinated notes due 2011. HoldCo used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility. The indenture for the 9% notes contains restrictive covenants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $13.5 million per year in interest on the 9% notes. We and all of our subsidiaries (other than HoldCo) are guarantors of the 9% notes.

      The issuance of the 9% notes places HoldCo and its subsidiaries close to the maximum indebtedness allowed under the indentures, thus limiting future available indebtedness including additional borrowings under the credit facility.

Summary of Long-Term Debt Obligations as of December 31, 2001	Amount

(Dollars in thousands)
Revolving line of credit with banks	$61,600
9½% Senior Subordinated Notes due 2007	100,000
9% Senior Subordinated Notes due 2011	150,000
Capital leases	61
Seller financed note to acquire Dame-Gallagher Network	625

312,286
Less current portion	(665)

$311,621

      At December 31, 2001 and 2000, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

      Future minimum contractual obligations, including capital and operating leases, revolving bank and bond issue debt, excluding associated interest costs, as well as other long-term obligations as of December 31, 2001, are as follows:

	Payments Due by Period

		Less
Contractual		than 1	1-3	4-5	After 5
Obligations	Total	year	years	years	years

	(Dollars in thousands)
Long-Term Debt	$311,600	$—	$—	$—	$311,600
Capital Lease Obligations	61	40	21	—	—
Operating Leases	41,520	6,674	12,524	9,475	12,847
Other Long-Term Obligations	625	625	—	—	—

Total Contractual Cash Obligations	$353,806	$7,339	$12,545	$9,475	$324,447

      Subsequent to December 31, 2001, we purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
January 11, 2002	KLNA-FM (now KKFS-FM)	Sacramento, CA	$8,650	Yes
February 15, 2002	KIKN-AM	Seattle, WA	500	Yes

			$9,150

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions of radio station and network assets, goodwill and other intangible assets, barter transactions and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Acquisitions of radio station and network assets

      Most of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is generally our policy to retain third-party appraisers to value radio stations, networks or other media businesses under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports for reasonableness. The reports form the basis to record the acquisition of the radio station, network or other media business at the close of the transaction. When we exchange assets, we consider whether the exchange is an exchange of a business or otherwise requires the assets received to be recorded at fair value with the recognition of a gain or loss on the transaction, or the exchange is an exchange of similar productive assets that should be recorded on a historical cost basis with no gain or loss recorded. In accordance with purchase accounting methodology, the operating results of the acquired assets and businesses are included in the consolidated operating results since the dates of acquisition.

Allowance for bad debt

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An analysis is performed by applying various percentages based on the age of the receivable and performing other subjective analysis. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible Assets

      Under the Financial Accounting Standards Board's new rules (Statement of Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”), we will no longer amortize goodwill and intangible assets deemed to have indefinite lives, but will perform annual impairment tests in accordance with the Statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense will no longer be recorded for our FCC licenses as well as our goodwill effective July 1, 2001 for assets acquired subsequent to June 30, 2001 and effective January 1, 2002 for all other assets. Other intangible assets will continue to be amortized over their useful lives.

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $13 million ($0.56 per share) per year based on the intangible assets (mainly FCC licenses) currently included in the December 31, 2001 balance sheet.

Barter

      In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. It is our general policy not to preempt advertising paid for in cash with advertising paid for in trade. For financial reporting purposes, advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. The estimated fair value of the barter advertising provided versus barter expenses are approximately the same. Barter advertising provided and barter expenses incurred are included net in broadcasting operating expenses.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $1.7 million as of December 31, 2001 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews the company's financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management's estimate of the benefit the company will receive from such carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $13 million ($0.56 per share) per year based on the intangible assets (mainly FCC licenses) currently included in the December 31, 2001 balance sheet.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We are required to adopt SFAS No. 144 on January 1, 2002. The impact of the adoption of the new standard will not have a material impact on the results of operations or financial position of the company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Derivative Instruments.

      During the years ended December 31, 2001 and 2000, we did not invest in market risk sensitive instruments.

      Market Risk.

      Borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the “prime rate” in the United States. As of December 31, 2001, on a pro forma basis, we could borrow up to an additional $26.3 million under the credit facility. At December 31, 2001, we had borrowed $61.6 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. At December 31, 2001, the blended interest rate on amounts outstanding under our credit facility was 4.08%. At December 31, 2001, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.6 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million (relating to the 9½% senior subordinated notes due 2007) and $250.0 million (relating to the 9½% senior subordinated notes due 2007 as well as the 9% senior subordinated notes due 2011) as of December 31, 2000 and December 31, 2001, respectively, with an aggregate fair value of $258.7 million as of Dectember 31, 2001. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. Using mathematical formulas we estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the aggregate fair value of our notes to approximately $245.0 million and a hypothetical 1% decrease in the market interest rates would result in the increase in the fair value of our notes to approximately $273.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary data required by this Item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

      The following table sets forth certain information as of March 22, 2002, except where otherwise indicated, with respect to the directors of the company.

      Each of the directors of the company serves a one-year term and all directors are subject to re-election at each annual stockholders' meeting.

		First Became
		Director of
Name of Director	Age	Company	Position Held with the Company

Stuart W. Epperson	65	1986	Chairman of the Board
Edward G. Atsinger III	62	1986	President, Chief Executive Officer and Director
David Davenport	51	2001	Director
Eric H. Halvorson	52	1988	Director
Roland S. Hinz	63	1997	Director
Donald P. Hodel	66	1999	Director
Richard A. Riddle	57	1997	Director
Paul Pressler	71	2002	Director

      Set forth below is certain information concerning the principal occupation and business experience of each of the directors during the past five years.

      Mr. Epperson has been Chairman of Salem since its inception. Mr. Epperson has been engaged in the ownership and operation of radio stations since 1961. In addition, he is a member of the board of directors of the National Religious Broadcasters. Mr. Epperson is married to Nancy A. Epperson who is Mr. Atsinger's sister.

      Mr. Atsinger has been President, Chief Executive Officer and a director of Salem since its inception. He has been engaged in the ownership and operation of radio stations since 1969 and is a member of the board of directors of the National Religious Broadcasters. Mr. Atsinger is the brother-in-law of Mr. Epperson.

      Mr. Davenport has been a director of Salem since November 2001. Mr. Davenport is a research fellow at the Hoover Institution and has served in that position since August 2001. Mr. Davenport was the chief executive Officer of Starwire Corporation, a software service company formerly known as Christianity.com, from June 2000 to June 2001. Mr. Davenport served as president of Pepperdine University from 1985 to 2000 and from 1980 through 1985; he also served as a professor of law, general counsel, and executive vice president of the university. Mr. Davenport currently serves on the governing and advisory boards of Pepperdine University, Pepperdine University School of Public Policy, Hope Network Ministries, Forest Lawn Memorial Parks Association and National Legal Center for the Public Interest. He also serves on advisory boards of Clark/Bardes, Inc. and Starwire Corporation.

      Mr. Halvorson has been a director of Salem since 1988. Mr. Halvorson is currently a Visiting Professor at Pepperdine University. Mr. Halvorson was Chief Operating Officer of Salem from 1995 to 2000 and Executive Vice President of the company from 1991 to 2000. From 1991 to 2000, Mr. Halvorson also served as General Counsel to the company. Mr. Halvorson was the managing partner of the law firm of Godfrey & Kahn, S.C.-Green Bay from 1988 until 1991. From 1985 to 1988, he was Vice President and General Counsel of Salem. From 1976 until 1985, he was an associate and then a partner of Godfrey & Kahn, S.C.-Milwaukee. Mr. Halvorson was a Certified Public Accountant with Arthur Andersen & Co. from 1971 to 1973. Mr. Halvorson is a member of the board of directors of Media Arts Group, Inc.

      Mr. Hinz has been a director of Salem since September 1997. Mr. Hinz has been the owner, President and Editor-in-Chief of Hi-Torque Publishing Company, a publisher of magazines covering the motorcycling and biking industries, since 1982. Mr. Hinz is also the managing member of Hi-Favor Broadcasting, LLC, the licensee of radio station KLTX-AM, Long Beach, California, and KEZY-AM, San Bernardino, California which were acquired from Salem in August 2000 and December 2001, respectively, as described in the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” He is active in a number of non-profit organizations and serves as Chairman of the Fund Development Committee of English Language Institute China. Mr. Hinz also serves on the board of directors of the Association of Community Education, Inc. a not-for-profit corporation operating radio station KLTX-AM, Long Beach, California, and KEZY-AM, San Bernardino, California. Mr. Hinz also serves on the boards of directors of Gordon Conwell Theological Seminary, Truth for Life, and Lake Avenue Congregational Church.

      Mr. Hodel has been a director of Salem since May 1999. Mr. Hodel is a founder and has been the Managing Director of Summit Group International, Ltd., an energy and natural resources consulting firm, since 1989. He has served as Vice Chairman of Texon Corporation, an oil and natural gas marketing company, since 1994. Mr. Hodel served as President of the Christian Coalition from June 1997 to January 1999 and as Executive Vice President of Focus on the Family from January 1996 to August 1996. Mr. Hodel currently serves on the boards of directors of Integrated Electrical Services, Inc. and Eagle Publishing, Inc. and has previously served on the boards of a number of stock exchange listed companies. During the Reagan Administration, Mr. Hodel served as Secretary of Energy and Secretary of the Interior.

      Mr. Riddle has been a director of Salem since September 1997. Mr. Riddle is an independent businessman specializing in providing financial assistance and consulting to manufacturing companies. Since 1991 he has been the President of Richray Industries, a holding company for various manufacturing companies. He was President and majority stockholder of I. L. Walker Company from 1988 to 1997 when the company was sold. He also was Chief Operating Officer and majority stockholder of Richter Manufacturing Corp. from 1970 to 1987.

      Judge Pressler has been a director of Salem since March 2002. From 1958 to 1970, he was associated with the law firm of Vinson & Elkins. A retired justice of the Texas Court of Appeals, Judge Pressler also served as District Judge from 1970 to 1978 and was appointed Justice of the Texas Court of Appeals in 1978, serving until 1992. Judge Pressler is a board member of the Free Market Foundation and KHCB Network, a non-profit corporation which owns Christian radio stations in Texas and Louisiana, and a board member of National Religious Broadcasters. He has been an active leader in the Southern Baptist Convention. Additionally, he is a member of the Texas Philosophical Society, the General Counsel of the Baptist World Alliance, and the State Republican Executive Committee of Texas. Since 2000, Judge Pressler has been a partner in the law firm of Woodfill & Pressler, a director of Revelation, Inc., and has been in private mediation practice for several years, as well.

Committees of the Board of Directors

      The company's board of directors has a standing Audit Committee and Compensation Committee. The company does not have a separate nominating committee because such functions are performed by the entire board of directors.

      The Audit Committee met once each quarter in 2001. The Audit Committee currently consists of Messrs. Riddle (Chairman), Halvorson and Hodel. The Audit Committee's responsibilities are generally to assist the board in fulfilling its legal and fiduciary responsibilities relating to accounting, audit and reporting policies and practices of the company and its subsidiaries. The Audit Committee also, among other things, oversees the company's financial reporting process, recommends to the board of directors the engagement of the company's independent auditors, monitors and reviews the quality, activities and functions of its independent auditors, and monitors the adequacy of the company's operating and internal controls as reported by management and internal auditors. The board of directors has adopted a written charter for the Audit Committee. This charter was attached as Appendix A to the proxy statement for the 2001 annual meeting of stockholders. The members of the Audit Committee are independent directors as defined under the National Association of Securities Dealers, Inc.'s listing standards.

      The Compensation Committee held two meetings in 2001. In the future, the Compensation Committee expects to meet annually and additional times as are necessary or advisable to achieve the purposes of the committee. The Compensation Committee currently consists of Messrs. Hinz (Chairman), Davenport and Riddle. The Compensation Committee is authorized to review and approve compensation, including non-cash benefits, and severance arrangements for the company's senior officers and employees and to recommend to the board salaries, remuneration and other forms of additional compensation and benefits as it deems necessary. The Compensation Committee also administers the company's 1999 Stock Incentive Plan. In 2001, the Compensation Committee assumed the duties of Stock Option Committee to make grants of stock options under the company's 1999 Stock Incentive Plan to non-executive employees of the company.

      The Stock Option Committee was established in February 2000 and did not meet during 2000. The Stock Option Committee was terminated on March 22, 2001, and its duties will be assumed by the Compensation Committee on a going-forward basis. The Stock Option Committee was authorized to make grants of stock options under the company's 1999 Stock Incentive Plan to non-executive employees of the company.

      All of the directors serving on the Audit Committee and the Compensation Committee are directors who are not employees of the company.

Meetings of the Board of Directors

      There were five meetings of the board of directors in 2001. Each of the company's directors during 2001 attended at least 75% of the meetings of the board of directors and committees of the board of directors on which he served during such period. Mr. Davenport became a director in November 2001 and attended 100% of the total number of meetings of the board of directors held since he took office.

Compensation of Directors

      Directors' Fees. Officers of Salem who also serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Salem. Directors of Salem who are not also officers or employees of Salem received $2,500 for attending each regular or special meeting of the board of directors for the first half of 2001 and $3,750 for attending each regular or special meeting of the board of directors in the second half of 2001 and $500 for attending each regular or special meeting of any committee established by the board of directors. Directors of Salem are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at board and board committee meetings.

      Stock Option Grants. Directors of Salem who are not also officers or employees of Salem, with the exception of Mr. Davenport, were granted 2,500 options each on October 17, 2001 to purchase shares of Salem's Class A common stock. Mr. Davenport was granted 2,500 options on November 2, 2001 to purchase shares of Class A common stock. All of these options vest after one year.

      Employment and Consulting Agreements. Mssrs. Atsinger and Epperson are employed as officers of Salem pursuant to Employment Agreements. Mr. Halvorson is employed by Salem as a consultant pursuant to a Consulting Agreement. For more information regarding the Employment Agreements, see “EXECUTIVE COMPENSATION - Employment Agreements”; for more information regarding the Consulting Agreement, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Agreement with Eric H. Halvorson.”

Executive Officers

      Set forth below are the executive officers of the company, together with the positions currently held by those persons, as of March 22, 2002. The executive officers are elected annually and serve at the pleasure of the company's board of directors; however, the company has entered into employment agreements with Messrs. Atsinger and Epperson, which agreements are described under “EXECUTIVE COMPENSATION” below.

Name of Officer	Age	Position Held with the Company

Stuart W. Epperson	65	Chairman of the Board
Edward G. Atsinger III	62	President, Chief Executive Officer and Director
Joe D. Davis	57	Executive Vice President, Operations
David A.R. Evans	39	Senior Vice President and Chief Financial Officer
Russell Hauth	61	Senior Vice President, Administration & Public Affairs
George Toulas	50	Senior Vice President, Special Projects
Jonathan L. Block	35	Vice President, General Counsel and Secretary
Eileen E. Hill	38	Vice President, Finance and Accounting
Roger Kemp	44	Vice President, National Program Development & Ministries Relation
Robert C. Adair	50	Vice President, Operations
David C. Armstrong	56	Vice President, Operations and General Manager/KKLA-FM, KRLA-AM, KFSH-FM, KXMX-AM and KRLH-AM
Kenneth L. Gaines	63	Vice President, Operations
David A. Ruleman	55	Vice President, Operations and General Manager/WAVA-FM, WITH-AM and WABS-AM
Greg R. Anderson	55	President of Salem Radio Network®
James R. Cumbee	49	President of Non-Broadcast Media

      Set forth below is certain information concerning the business experience during the past five years of each of the individuals named above (excluding Messrs. Atsinger and Epperson, see "—Directors" above).

      Mr. Davis has been Executive Vice President of Operations of Salem since October 2001. Prior to that time Mr. Davis was Senior Vice President of Salem since 2000, Vice President, Operations of Salem since 1996 and General Manager of WMCA-AM since 1989. He was also the General Manager of WWDJ-AM since 1994. He has previously served as Vice President and Executive Director of Christian Fund for the Disabled as well as President of Practice Resources, Inc., Davis Eaton Corporation and Vintage Specialty Advertising company.

      Mr. Evans has been Senior Vice President and Chief Financial Officer of Salem since September 2000. From 1997 to 2000 Mr. Evans served as Senior Vice President and Managing Director—Europe, Middle East, Africa of Warner Bros. Consumer Products in London, England. He also served at Warner Bros. Consumer Products in Los Angeles, California, as Senior Vice President—Latin America, International Marketing, Business Development from 1996 to 1997 and Vice President—Worldwide Finance, Operations, Business Development from 1992 to 1996. From 1990 to 1992 he served as Regional Financial Controller—Europe of Warner Bros. in London, England. Prior to 1990, Mr. Evans was an audit manager with Ernst & Young LLP in Los Angeles and worked as a U.K. Chartered Accountant for Ernst & Young LLP in London.

      Mr. Hauth has been Senior Vice President, Administration and Public Affairs of Salem since May 2001. From January 1998 to May 2001, Mr. Hauth was Vice President for Public Affairs of Salem. Prior to 1998, Mr. Hauth was President of Hauth Associates, a consulting firm which has served us since 1985 in executive selection and business planning. Concurrently, Mr. Hauth has served as Executive Director of the National Religious Broadcasters' Music License Committee since 1987.

      Mr. Toulas has been Senior Vice President, Special Projects of Salem since August 2000. Mr. Toulas was Senior Vice President of the Saturn Division of Chancellor Media Corporation from 1997 to 2000. Prior to that time, Mr. Toulas spent 10 years with American Media, Inc., where he held management positions at WOCL-FM in Orlando, Florida, WUBE-FM in Cincinnati, Ohio and WLIF-FM in Baltimore, Maryland.

      Mr. Block has been General Counsel since May 2000, Vice President since 1999 and Secretary since 1997. From 1995 to 2000 Mr. Block served as Associate General Counsel of Salem. Prior to 1995, Mr. Block was an associate at the law firm of Bothel, Long & McKisson in San Francisco, California.

      Ms. Hill has been Vice President, Finance and Accounting of Salem since February 2000. From 1997 to 2000 she served as Vice President and Controller. She was Controller of Salem from 1996 to 1997. Ms. Hill joined Salem in 1994 as Accounting/Tax Manager. Prior to 1994, Ms. Hill was a Certified Public Accountant for the tax department of Ernst & Young LLP.

      Mr. Kemp has been Vice President, National Program Development and Ministry Relations of Salem since August 1998. From 1991 to August 1998, Mr. Kemp was Senior Vice President at Insight for Living in Anaheim, California. From 1979 to 1991 Mr. Kemp was Creative Director for Ambassador Advertising Agency. Concurrently, Mr. Kemp has served on the board of directors of the National Religious Broadcasters in Manassas, Virginia since 1997.

      Mr. Adair has been Vice President, Operations for Salem since August 2000. Prior to working for Salem, Mr. Adair was Senior Vice President at Renda Broadcasting for ten years. Prior to that time, Mr. Adair held sales and management positions in Oklahoma City with WKY Radio, KTOK Radio and the Oklahoma State University Sports Network.)

      Mr. Armstrong has been Vice President, Operations of Salem since 1996 and General Manager of KKLA-FM since 1994. He has also supervised the operations of KRLA-AM since 1998, KFSH-FM since 2000, KXMX-AM since 2000, and KRLH-AM since 2000. Mr. Armstrong has 28 years of radio broadcast experience and has been general manager of stations in Santa Ana and Orange, California.

      Mr. Gaines has been Vice President, Operations of Salem since 1994. Prior to that time, he served as General Manager of KKLA-FM from 1992 to 1994 and General Manager of WYLL-FM from 1990 to 1992. Mr. Gaines has been involved in the management of radio stations since 1964. He served as Executive Vice President of Commonwealth Communications from 1988 to 1990, Vice President of Penn Communications from 1985 to 1988, Executive Vice President of Broadstreet Communications from 1974 to 1985 and Vice President and General Manager of Metromedia from 1964 to 1974.

      Mr. Ruleman has been Vice President, Operations of Salem since 1999 and General Manager of WAVA-FM since 1992, WITH-AM since 1997 and WABS-AM since 2000. He was General Manager of KPRZ-AM from 1986 to 1992. From 1973 to 1986, Mr. Ruleman served as Vice President of Palomar Broadcasting Corporation, a group owner of radio stations in Southern California.

      Mr. Anderson has been President of Salem Radio Network® since 1996. From 1993 to 1994, Mr. Anderson was the Vice President-General Manager of the network. Mr. Anderson was employed by Multimedia, Inc. from 1980 to 1993. After serving as general manager at Multimedia stations in Greenville, South Carolina, Shreveport, Louisiana and Milwaukee, Wisconsin, he was named Vice President, Operations, of the Multimedia radio division in 1987 and was subsequently appointed as Executive Vice President and group head of Multimedia's radio division.

      Mr. Cumbee has been the President of Non-Broadcast Media of Salem since January 2000. He was the President of Reach Satellite Network, Inc. in Nashville, Tennessee from 1996 through 1999. Salem purchased all of the shares of stock of Reach Satellite Network, Inc. in March 2000. From 1990 to 1996 he served as Vice President of Disney Vacation Development Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16(a) of the Exchange Act and the rules promulgated thereunder and requirements of the National Association of Securities Dealers, officers and directors of the company and persons who beneficially own more than 10% of the common stock of the company are required to (i) file with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., and (ii) furnish to the company reports of ownership and change in ownership with respect to all equity securities of the company.

      Based solely on its review of the copies of such reports received by it during or with respect to the year ended December 31, 2001 and/or written representations from such reporting persons, the company believes that its officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth all compensation paid by the company for 2000, 1999 and 1998 to the company's Chief Executive Officer and the four highest paid executive officers of the company serving as of December 31, 2001 (the "Named Executive Officers").

		Annual Compensation

					Other Annual	All Other
Name and Principal Positions	Year	Salary	Bonus		Compensation	Compensation

Edward G. Atsinger III	2001	$513,750	$300,000	(1)	$—	$—
President, Chief Executive	2000	500,000	—		—	—
Officer and Director	1999	516,667	—		—	—

Stuart W. Epperson	2001	513,750	200,000	(2)	—	—
Chairman of the Board	2000	500,000	—		—	—
	1999	516,667	—		—	—

Joe D. Davis	2001	251,600	40,000		—	2,625	(3)
Executive Vice President, Radio	2000	226,345	40,000		—	2,550	(3)
	1999	184,486	35,000		—	2,500	(3)

Robert C. Adair	2001	264,804	—		—	2,625	(3)
Senior Vice President, Operations	2000	88,268	—		—	—
	1999	—	—		—	—

David A.R. Evans	2001	258,796	—		—	2,625	(3)
Senior Vice President and	2000	54,968	10,000		—	—
Chief Financial Officer	1999	—	—		—	—

(1)     On July 1, 2001, Edward G. Atsinger III received a signing bonus of $300,000. See “- Employment Agreements” below for further information.

(2)      On July 1, 2001, Stuart W. Epperson received a signing bonus of $200,000. See “- Employment Agreements” below for further information.

(3)     Represents employer matching contributions to individuals' 401(k) accounts.

Stock Option Grants

      The following table sets forth information regarding grants of stock options under the 1999 Stock Incentive Plan by the company during 2001 to Named Executive Officers.

	Initial Grants

					Potential Realizable
	Number of				Value of Assumed
	Shares of	Percent			Annual Rates
	Class A	of Total			of Stock Price
	Common	Options			Appreciation for
	Stock	Granted to			Option
	Underlying	Employees	Exercise		Term
	Options	in Fiscal	or Base	Expiration
	Granted (#)	Year	Price ($/SH)	Date	5%($)	10%($)

Edward G. Atsinger III	—	—	$—	—	$—	$—

Stuart W. Epperson	—	—	—	—	—	—

Joe D. Davis	800	0.3%	21.15	6/22/2006	(281)	4,076
	6,250	2.5%	22.42	12/14/2010	27,366	114,454
	6,250	2.5%	22.42	12/14/2011	35,741	139,912
	6,250	2.5%	22.42	12/14/2012	44,534	167,915
	6,250	2.5%	22.42	12/14/2013	53,767	198,719

Robert C. Adair	1,250	0.5%	13.50	1/25/2007	549	6,159
	1,250	0.5%	13.50	1/25/2008	1,420	8,462
	1,250	0.5%	13.50	1/25/2009	2,335	10,996
	1,250	0.5%	13.50	1/25/2010	3,296	13,783

David A.R. Evans	1,250	0.5%	13.50	1/25/2007	549	6,159
	1,250	0.5%	13.50	1/25/2008	1,420	8,462
	1,250	0.5%	13.50	1/25/2009	2,335	10,996
	1,250	0.5%	13.50	1/25/2010	3,296	13,783
	2,400	1.0%	21.15	6/22/2006	(844)	12,228
	10,000	4.0%	22.42	12/14/2010	43,786	183,126
	10,000	4.0%	22.42	12/14/2011	57,185	223,859
	10,000	4.0%	22.42	12/14/2012	71,254	268,664
	10,000	4.0%	22.42	12/14/2013	86,027	317,951

Employment Agreements

      Edward G. Atsinger III and Stuart W. Epperson entered into seperate employment agreements with Salem effective as of July 1, 2001, pursuant to which Mr. Atsinger serves as President and Chief Executive Officer of Salem and Mr. Epperson serves as Chairman of Salem. The initial employment term under each agreement expires June 30, 2004. period expiring June 30, 2004. Pursuant to the employment agreements, each of Messrs. Atsinger and Epperson will be paid an annual base salary and an annual bonus determined at the discretion of the board of directors. In addition, on July 1, 2001 Messrs. Atsinger and Epperson received signing bonuses of $300,000 and $200,000, respectively, pursuant to their respective employment agreement. Each executive is required to repay a pro rata portion of the signing bonus if his employment is terminated at any time during the initial three-year term of his employment agreement. Effective as of July 1, 2001, the annual base salary payable to each of Messrs. Atsinger and Epperson was $530,000. Effective as of January 1, 2002, the annual base salary payable increased to $700,000 for Mr. Atsinger and $600,000 for Mr. Epperson. The employment agreements each provide that, in the event of a termination of employment by Salem without cause (or a constructive termination by Salem) during the initial term of employment, Salem will pay a severance benefit in the form of salary continuation payments for the longer of six months or the remainder of the initial term, plus accrued bonus through the date of termination. Following the initial term of employment, a termination of employment by Salem without cause (or a constructive termination by Salem) or a failure by Salem to renew the initial or any subsequent term of employment for an additional annual term would entitle Messrs. Atsinger and Epperson to three months of severance plus accrued bonus through the date of termination.

      Additionally, the employment agreements with Messrs. Atsinger and Epperson provide Salem with a right of first refusal on corporate opportunities, which includes acquisitions of radio stations in any market in which Salem is interested, and includes a noncompete provision for a period of two years from the cessation of employment with Salem and a nondisclosure provision which is effective for the term of the employment agreements and indefinitely thereafter.

      David A.R. Evans entered into an employment agreement with Salem pursuant to which he will serve as Senior Vice President and Chief Financial Officer of Salem. Effective as of September 15, 2000, his annual salary was $250,000. Effective as of September 15, 2001 his annual salary increased to $270,000. Effective as of September 15, 2002 his annual salary will increase to $290,000. His employment agreement expires on September 15, 2003.

401(k) Plan

      The company adopted a 401(k) savings plan in 1993 for the purpose of providing, at the option of the employee, retirement benefits to full-time employees of the company and its subsidiaries. Participants are allowed to make nonforfeitable contributions to the savings plan of up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company currently matches 25% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their compensation per pay period. The company made a contribution of $397,000 to the 401(k) savings plan during 2001.

Compensation Committee Interlocks and Insider Participation

      The company's Compensation Committee consists of Messrs. Hinz (Chairman), Riddle and Davenport. No member is, or formerly was, an officer or employee of the company or any of its subsidiaries and neither had any relationship with the company requiring disclosure herein under applicable rules. In addition, to the company's knowledge, no executive officer or director of Salem has served as a director or a member of the compensation committee of another entity that requires disclosure herein under applicable rules.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The company's compensation program is administered by the Compensation Committee of the board of directors, which is comprised of three outside, non-employee directors. Following review and approval by the Compensation Committee, issues pertaining to compensation benefits and severance arrangements for the company's key executives are submitted to the full board of directors for approval.

      The following is the Compensation Committee report addressing the compensation of the company's key executive officers for the 2001 fiscal year.

Report of the Compensation Committee

      The primary function of the Compensation Committee is to oversee Salem's policies relating to executive compensation. The Compensation Committee's primary objectives are to attract and retain qualified individuals by providing competitive compensation and to encourage key management employees to conduct the affairs of the company in a manner that will directly benefit the company and its stockholders.

      The Compensation Committee's policy is to establish fair and competitive base salaries for the company's key executives. In fulfilling this role, the Compensation Committee compares the salaries of Salem's executives with those with similar responsibilities at companies that are considered to be comparable in term of assets, market capitalization, revenue and operating cash flow. The Compensation Committee also analyzes the impact of a key executive's individual performance with respect to matters important to the interests of Salem and believes that outstanding performance merits increases in base salary, bonus consideration and stock-based incentives. The Compensation Committee believes that a direct relationship between an executive's compensation and that executive's contribution to the company's interests best serves the company's stockholders.

      Accordingly, the following principles are inherent in all of the Compensation Committee's considerations regarding compensation for key executives:

1.	In order to attract and retain highly qualified and experienced personnel necessary to fulfill the objectives of the company, Salem must offer competitive compensation, including a competitive base salary, cash bonus incentives and stock-based incentives;

2.	Cash compensation in excess of the employee's base salary should be tied to the individual's performance, the performance of the business unit for which the employee is responsible and the overall performance of the company; and

3.	The financial interest of the key executives of the company should be closely aligned with the financial interests of the company's stockholders.

      In 2001, the three primary forms of compensation paid or awarded to Salem's key management personnel were salary, cash bonuses and stock options. The base salaries for the Chairman and Chief Executive Officer in 2000 were provided for in their respective employment agreements with Salem. The Chairman's base salary for 2001 was $513,750. The Chief Executive Officer's base salary in 2001 was $513,750. Salary for all other key executives is reviewed periodically and adjusted as warranted in accordance with the company's principles regarding executive compensation outlined above.

      In 2001, the Compensation Committee renewed the employment agreements with the Chairman and Chief Executive Officer following the principles set above. Effective January 1, 2002, the annual compensation of the Chairman is $600,000 and the annual compensation of the Chief Executive Officer is $700,000. In addition, the Chairman and Chief Executive Officer were paid signing bonuses of $200,000 and $300,000, respectively, upon the signing of their employment agreements. The signing bonuses are repayable to the company on a pro rata basis should the Chairman or CEO terminate their employment prior to July, 2004.

      All additional cash compensation paid to key management employees in 2001 was tied to the performance of the individual, the business unit for which they were responsible and the company. The employment agreements for the Chairman and Chief Executive Officer each provide for additional cash bonuses that may be paid to such executive officers at the sole discretion of the board of directors. Additionally, the Chief Executive Officer was guaranteed a bonus upon the company achieving after tax cash flow of $1.01 per share in 2001.

      The Compensation Committee believes that ownership of the company's stock by key management more closely aligns the interest of key management to that of stockholders. In 2001, with the hiring of key employees of the company and to further incentivize key employees, stock options were granted.

      The stock options granted to the executives and other key employees in 2001 generally vest over 4 years and have an exercise price at an amount equal to or exceeding the fair market price of Salem's stock at the time of the grant. This approach is designed to increase stockholder value over a long term, since the full benefit of the compensation package cannot be realized unless the stock price appreciation occurs over a number of years.

      The Internal Revenue Code (“Code”) contains a provision that limits the tax deductibility of certain compensation paid to certain executive officers and disallows the deductibility of certain compensation in excess of $1,000,000 per year unless the compensation is considered "performance-based" pursuant to the rules established in the Code. Salem's policies and practices generally ensure the maximum deduction possible under the Code; however, the company reserves the right to forego any and all of the tax deduction if it is believed to be in the best overall interest of Salem and its stockholders.

COMPENSATION COMMITTEE
Roland S. Hinz (Chairman)
David Davenport
Richard A. Riddle

Stock Price Performance Graph

      The graph below compares the cumulative total stockholder return of the company's Class A common stock with the cumulative total return of the NASDAQ - NMS equity index and the Paul Kagan Associates, Inc. Radio Station Average index since July 1, 1999, when the company's Class A common stock was first registered under the Exchange Act, through December 31, 2001. The company's Class B common stock is not publicly traded and is not registered. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on July 1, 1999 and that any dividends were reinvested. No cash dividends have been declared on the company's Class A common stock since the initial public offering. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

      (1) Salem's Class A common stock returns were calculated based on the closing sales prices per share of the Class A common stock as follows: 7/1/99 (initial trading day), $25.50; 12/31/99, $22.625; 6/30/00, $9.2812; 12/31/00, $14.9375; 6/30/01, $21.88; 12/31/01, $23.00. The $22.50 per share initial public offering price of the company's Class A common stock was not used in calculating the Salem graph points.

      The stock price performance graph above shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates this information by reference and shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information regarding the beneficial ownership of the company's Class A and Class B common stock as of March 22, 2002 by (i) each person believed by the company to be the beneficial owner of more than 5% of either class of the outstanding Class A or Class B common stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.

							Percent of
	Class A			Class B			Votes of
	Common Stock			Common Stock			All Classes
							of Common
Name and Address(1)	Number		% Vote(2)	Number		% Vote(2)	Stock(2)

Stuart W. Epperson	4,317,029	(3)	24.11%	2,776,848	(4)	50.00%	43.69%
Nancy A. Epperson	4,317,029	(3)	24.11%	2,776,848	(4)	50.00%	43.69%
Edward G. Atsinger III	4,545,530	(5)	25.38%	2,776,848	(5)	50.00%	44.00%
Eric H. Halvorson	11,500	(6)	*	—		*	*
Roland S. Hinz	147,971	(7)	*	—		*	*
Donald P. Hodel	4,000	(8)	*	—		*	*
Richard A. Riddle	59,667	(9)	*	—		*	*
David Davenport	—		*	—		*	*
Paul Pressler	—		*	—		*	*
Joe D. Davis	8,300	(10)	*	—		*	*
David A.R. Evans	12,950	(11)	*	—		*	*
Robert C. Adair	5,000	(12)	*	—		*	*
Liberty Wanger Asset Management, L.P.	1,809,000	(13)	10.10%	—		*	2.46%
227 West Monroe St., Suite 3000
Chicago, IL 60602
All directors and executive officers as a group	9,169,634		51.21%	5,553,696		100.00%	88.10%
(21 persons)

*     Less than 1%.

(1)	Except as otherwise indicated, the address for each person is c/o Salem Communications Corporation, 4880 Santa Rosa Road, Suite 300, Camarillo, California 93012. Calculated pursuant to Rule 13d-3(d) under the Exchange Act, shares of Class A common stock not outstanding that are subject to options exercisable by the holder thereof within 60 days of March 22, 2002 are deemed outstanding for the purposes of calculating the number and percentage ownership by such stockholder, but not deemed outstanding for the purpose of calculating the percentage owned by each other stockholder listed. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(2)	Percentage voting power is based upon 17,907,317 shares of Class A common stock and 5,553,696 shares of Class B common stock all of which were outstanding as of March 22, 2002, and the general voting power of one vote for each share of Class A common stock and ten votes for each share of Class B common stock. For information regarding voting power, see the section of the company's Proxy Statement for its 2002 Annual Meeting of Stockholders entitled “INFORMATION REGARDING VOTING AT THE ANNUAL MEETING-Record Date and Voting.”

(3)	Includes shares of Class A common stock held by a trust of which Mr. Epperson is trustee and shares held directly by Mr. Epperson. As husband and wife, Mr. and Mrs. Epperson are each deemed to be the beneficial owner of shares held by the other and, therefore their combined beneficial ownership is shown in the table.

(4)	Includes shares of Class B common stock held directly by Mr. Epperson and shares held directly by Mrs. Epperson.

(5)	These shares of Class A and Class B common stock are held by trusts of which Mr. Atsinger is trustee.

(6)	These shares of Class A common stock are held by trusts for which Mr. Halvorson and his wife are trustees. Includes 9,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(7)	Includes 44,444 shares of Class A common stock held by a trust for which Mr. Hinz and his wife are trustees, 1,411 shares held by his wife and 444 shares held by his son. Mr. Hinz disclaims beneficial ownership of shares of Class A common stock held by his wife and his son. Includes 6,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(8)	Includes 4,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(9)	Includes 44,778 shares of Class A common stock held by a trust for which Mr. Riddle is trustee. Includes 6,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(10)	Includes 7,300 shares of Class A common stock subject to options that are exercisable within 60 days.

(11)	Includes 9,900 shares of Class A common stock subject to options that are exercisable within 60 days.

(12)	Includes 5,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(13)	This information is based on a Schedule 13G filed by Liberty Wanger Asset Management, L.P. (and certain affiliates hereafter described) with the Securities and Exchange Commission on February 13, 2002. Liberty Wanger Asset Management, L.P. reported that as of such date it was the beneficial owner of 1,809,000 shares of our issued and outstanding Class A common stock which were acquired on behalf of Liberty Wanger Asset Management, L.P.'s discretionary clients, including Liberty Acorn Trust. Of the 1,809,000 shares, Liberty Acorn Trust was the beneficial owner of 1,183,100 shares. WAM Acquisition GP, Inc. is the general partner of Liberty Wanger Asset Management, L.P. and also the beneficial owner of all 1,809,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Leases With Principal Stockholders

      As of March 2002, the company leases the studios and tower and antenna sites described in the table below from Messrs. Atsinger and Epperson or trusts and partnerships created for the benefit of Messrs. Atsinger and Epperson and their families. All such leases have cost of living adjustments. Based upon management's assessment and analysis of local market conditions for comparable properties, the company believes that such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

			Current
			Annual	Expiration
Market	Station Call Letters	Facilities Leased	Rental	Date(1)

Leases with both Messrs. Atsinger and Epperson:
Chicago, IL	WZFS-FM	Antenna/Tower	$132,000	2009
San Francisco, CA	KFAX-AM	Antenna/Tower	152,700	2003
Philadelphia, PA	WFIL-AM/WZZD-AM	Antenna/Tower/Studios	121,385	2004
Houston-Galveston, TX	KKHT-AM/KTEK-AM	Antenna/Tower	34,850	2005
		Antenna/Tower	18,190	2008
Seattle-Tacoma, WA	KGNW-AM/KLFE-AM	Antenna/Tower	39,460	2007
		Antenna/Tower	28,678	2004
Minneapolis-St. Paul, MN	KKMS-AM/KYCR-AM	Antenna/Tower/Studios	143,294	2006
Pittsburgh, PA	WORD-FM	Antenna/Tower	29,400	2003
Denver-Boulder, CO	KRKS-AM/KNUS-AM	Antenna/Tower	61,971	2009
		Antenna/Tower	20,368	2006
Portland, OR	KPDQ-AM/FM	Office/Studios	64,644	2007
		Antenna/Tower	15,128	2007
Cincinnatti, OH	WTSJ-AM	Antenna/Tower	13,180	2008
Sacramento, CA	KFIA-AM	Antenna/Tower	89,352	2006
San Antonio, TX	KSLR-AM	Antenna/Tower	34,730	2007
		Antenna/Tower	9,296	2009
Phoenix, AZ	KPXQ-AM	Antenna/Tower	36,000	2009

			$1,044,626

Lease with Mr. Atsinger:
San Diego, CA	KPRZ-AM	Antenna/Tower	51,015	2002

			$1,095,641

(1)      The expiration date reported for certain facilities represents the expiration date assuming exercise of lease term extensions at Salem's option.

      Rental expense paid by the company to Messrs. Atsinger and Epperson or trusts or partnerships created for the benefit of their families for 2001 amounted to approximately $1.2 million. Rental expense paid by the company to Mr. Atsinger or trusts created for the benefit of his family for 2001 amounted to approximately $50,000.

Loan to Edward G. Atsinger III

      On December 31, 2000 the company loaned Edward G. Atsinger III $450,000. Such loan is repayable on demand and will accrue interest at the rate of 8% per annum on the unpaid principal. On July 1, 2001, Mr. Atsinger applied his signing bonus of $300,000, against this loan. As of December 31, 2001, Mr. Atsinger owed the company approximately $386,000 related to the loan, interest and unearned portion of his signing bonus, however, only the remaining unpaid balance from the original $450,000 loan continues to accrue interest.

Radio Stations Owned By The Eppersons

      Nancy Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, has personally acquired four radio stations in the Norfolk-Virginia Beach-Newport News, Virginia market. Additionally, Mr. Epperson has personally acquired certain radio stations in the Greensboro-Winston-Salem, North Carolina market. These Virginia and North Carolina markets are not currently served by stations owned and operated by the company. Acquisitions in such markets are not part of the company's current business and acquisition strategies. Under his employment agreement, Mr. Epperson is required to offer the company a right of first refusal of opportunities related to the company's business.

KEZY-AM

      In December 2001, the company sold the assets of radio station KEZY-AM, San Bernardino, California, for $4.0 million to a company owned by Roland S. Hinz, one of Salem's directors.

Professional Services

      Salem provides profeesional and consulting services to, and receives cash consideration from, Salem Broadcasting Company (“SBC”) for these services. SBC is owned directly by Stuart W. Epperson and Edward G. Atsinger III. In 2001, the company billed SBC approximately $170,000.

Land Exchange

      On December 18, 2001, the company exchanged land and a building located in Phoenix, Arizona with SBC for land and a building located in Cleveland, Ohio.

Transportation Services Supplied By Atsinger Aviation

      From time to time, Salem rents an airplane and a helicopter from Atsinger Aviation LLC, which is owned by Edward G. Atsinger III. As approved by the independent members of Salem's board of directors, Salem rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. In 2001, the company paid $259,000 to Atsinger Aviation for airplane and helicopter rental.

Employment Agreements with Messrs. Atsinger and Epperson

      Mssrs. Atsinger and Epperson are employed as officers of Salem pursuant to Employment Agreements. For more information regarding the Employment Agreements, see “EXECUTIVE COMPENSATION - Employment Agreements.”

Agreement with Eric H. Halvorson

      Eric H. Halvorson entered into a consulting agreement on July 1, 2001 with Salem whereby he provides legal and other consulting services to Salem and is compensated on an hourly basis. The agreement has no expiration date but can be terminated by either party upon two weeks prior written notice. In 2001, the company paid Mr. Halvorson approximately $50,000 for such services.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

      1. Financial Statements.

      The financial statements required to be filed hereunder are set forth at the end of this Report beginning on page F-1.

      2. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.01	Certificate of Incorporation of Salem Communications Holding Corporation, a Delaware corporation. (9)
2.02	Bylaws of Salem Communications Holding Corporation. (9)
2.03	Certificate of Incorporation of Salem Communications Acquisition Corporation, a Delaware corporation. (9)
2.04	Bylaws of Salem Communications Acquisition Corporation. (9)
2.05	Certificate of Incorporation of SCA License Corporation, a Delaware corporation. (9)
2.06	Bylaws of SCA License Corporation. (9)
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (4)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (4)
3.03	Certificate of Formation of Salem Radio Operations, LLC. (11)
3.04	Operating Agreement of Salem Radio Operations, LLC. (11)
3.05	Certificate of Formation of Salem Media of Illinois, LLC. (11)
3.06	Operating Agreement of Salem Media of Illinois, LLC. (11)
3.07	Certificate of Formation of Salem Media of New York, LLC. (11)
3.08	Operating Agreement of Salem Media of New York, LLC. (11)
3.09	Certificate of Incorporation of Salem Radio Operations — Pennsylvania, Inc. (11)
3.10	Bylaws of Salem Radio Operations — Pennsylvania, Inc. (11)
3.11	Agreement of Limited Partnership of Inspiration Media of Pennsylvania, LP. (11)
3.12	Certificate of Limited Partnership of Inspiration Media of Pennsylvania, LP. (11)
3.13	Certificate of Amendment to Certificate of Limited Partnership of Inspiration Media of Pennsylvania, LP. (11)
3.14	Certificate of Conversion of OnePlace, Ltd. (11)
3.15	Certificate of Formation of OnePlace, LLC. (11)
3.16	Operating Agreement of OnePlace, LLC. (11)
3.16.01	First Amendment to Limited Liability Company Operating Agreement of OnePlace, LLC. (12)
3.17	Articles of Conversion of Inspiration Media of Texas, Inc. (11)
3.18	Articles of Organization of Inspiration Media of Texas, LLC. (11)
3.19	Operating Agreement of Inspiration Media of Texas, LLC. (11)
3.20	Certificate of Incorporation of Salem Communications Holding Corporation (previously filed as exhibit 2.01). (9)
3.21	Bylaws of Salem Communications Holding Corporation (previously filed as exhibit 2.02). (9)
3.22	Certificate of Incorporation of Salem Communications Acquisition Corporation.(previously filed as exhibit 2.03). (9)
3.23	Bylaws of Salem Communications Acquisition Corporation.(previously filed as exhibit 2.04). (9)
3.24	Certificate of Incorporation of SCA License Corporation.(previously filed as exhibit 2.05). (9)
3.25	Bylaws of SCA License Corporation.(previously filed as exhibit 2.06). (9)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9 ½% Series A and Series B Senior Subordinated Notes due 2007. (1)
4.02	Form of 9 ½% Senior Subordinated Note (filed as part of exhibit 4.01). (1)
4.03	Form of Note Guarantee (filed as part of exhibit 4.01). (1)
4.04	Credit Agreement, dated as of September 25, 1997, among Salem, the several Lenders from time to time parties thereto, and The Bank of New York, as administrative agent for the Lenders (incorporated by reference to exhibit 4.07 of the previously filed Registration Statement on Form S-4). (1)
4.05	Borrower Security Agreement, dated as of September 25, 1997, by and between Salem and The Bank of New York, as Administrative Agent of the Lenders (incorporated by reference to exhibit 4.07 of the previously filed Registration Statement on Form S-4). (1)
4.06	Subsidiary Guaranty and Security Agreement dated as of September 25, 1997, by and between Salem, certain named guarantors, and The Bank of New York, as Administrative Agent (incorporated by reference to exhibit 4.09 of the previously filed Registration Statement on Form S-4). (1)
4.07	Amendment No. 1 and Consent No. 1, dated as of August 5, 1998, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as documentation agent, and the several Lenders (incorporated by reference to exhibit 10.02 of previously filed Current Report on Form 8-K). (2)
4.08	Amendment No. 2 and Consent No. 2, dated as of January 22, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as documentation agent, and the Lenders. (5)

4.09	Specimen of Class A common stock certificate. (5)
4.10	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (5)
4.10.01	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (previously filed as Exhibit 4.11). (9)
4.10.02	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (13)
4.10.03	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (12)
4.11	Consent No. 3, dated as of March 31, 1999, to the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as Documentation Agent, and the Lenders named therein. (5)
4.12	Assumption Agreement, dated as of March 31, 1999, by and between Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (5)
4.13	Amendment No. 1 to the Grant of Security Interest (Servicemarks) by Salem to The Bank of New York, as Administrative Agent, under the Borrower Security Agreement, dated as of September 25, 1997, with the Administrative Agent. (5)
4.14	Amendment No. 3 and Consent No. 4, dated as of April 23, 1999, under the Credit Agreement, dated as of September 25, 1997, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as Documentation Agent, and the Lenders party thereto. (5)
4.15	First Amended and Restated Credit Agreement by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America NT SA, as Documentation Agent, and the Lenders named therein. (5)
4.16	Amendment No. 1 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto. (6)
4.17	Amendment No. 2 to First Amended and Restated Credit Agreement, by and among Salem, The Bank of New York, as Administrative Agent for the Lenders, Bank of America, N.A., as Documentation Agent and the Lenders party thereto. (6)
4.18	Amendment No. 3 to First Amended and Restated Credit Agreement, dated as of August 17, 2000, by and among the Company, The Bank of New York, as administrative Agent for the Lender, Bank of America, N.A., and the Lenders party thereto. (9)

4.19	Second Amended and Restated Credit Agreement, dated as of August 24, 2000, by and among Salem Communications Holding Corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A. as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and the Bank of Nova Scotia as Co-Agents and the Lenders party thereto. (9)
4.19.01	Supplement to Second Amended and Restated Subsidiary Guaranty dated November 7, 2000 by Salem Communications Acquisition Corporation and The Bank of New York. (11)
4.19.02	Supplement to Second Amended and Restated Subsidiary Guaranty dated November 7, 2000 by SCA License Corporation and The Bank of New York. (11)
4.20	Credit Agreement dated as of August 24, 2000, by and among the Company, ING (U.S.) Capital LLC as Administrative Agent, The Bank of New York as Syndication Agent, Fleet National Bank as Documentation Agent, and the Lenders party thereto. (9)
4.21	Amendment No. 1, dated as of January 15, 2001, to the Third Amended and Restated Credit Agreement, dated as of November 7, 2000, by and among Salem Communications Corporation, a Delaware Corporation; The Bank of New York, as Administrative Agent; Bank Of America, N.A., as Syndication Agent; Fleet National Bank, as Documentation Agent; Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-Agents; and Lenders. (10)
4.22	Amendment No. 1, dated as of January 15, 2001, to the First Amended and Restated Parent Guaranty, dated as of November 7, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (10)

4.23	Third Amended and Restated Credit Agreement dated as of November 7, 2000, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders. (10)
4.24	Fourth Amended and Restated Credit Agreement dated as of June 15, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders. (12)
4.24.01	First Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (12)
4.24.02	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (12)
4.24.03	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 27, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto.
4.25	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (12)
4.26	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.25).
4.27	Form of Note Guarantee (filed as part of exhibit 4.25).
4.28	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (12)
10.01	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Edward G. Atsinger III. (5)
10.01.01	Promissory Note from Edward G. Atsinger III to Salem dated December 31, 2000. (11)
10.01.02	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Edward G. Atsinger III. (12)
10.02	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Stuart W. Epperson. (5)
10.02.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Suart W. Epperson.
10.03.01	Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)
10.03.02	First Amendment to Employment Contract, dated April 22, 1996, between Salem and Eric H. Halvorson. (1)
10.03.03	Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson. (1)
10.03.04	Deferred Compensation Agreement, dated November 7, 1991, between Salem and Eric H. Halvorson. (1)
10.03.05	Third Amendment to Employment Agreement, entered into May 26, 1999, between Salem and Eric Halvorson. (5)
10.03.06	Consulting Agreement dated August 7, 2000, between Salem and Eric H. Halvorson. (11)
10.03.07	Consulting Agreement dated July 1, 2001, between Salem and Eric H. Halvorson.
10.04.01	Employment Agreement, dated September 15, 2000, between Salem Communications Holding Corporation and David A.R. Evans. (14)
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (1)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (1)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (1)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (1)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (1)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (1)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004. (1)
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (1)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (1)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (1)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (6)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (1)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (1)
10.05.16	Atenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (6)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (1)

10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon and Messrs. Atsinger and Epperson expiring 2002. (1)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (1)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (1)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005. (1)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006. (1)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (3)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (3)
10.06.05	Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and Inspiration Media of Texas, Inc. (KEWS, Arlington, Texas; KDFX, Dallas, Texas). (1)
10.06.07	Asset Purchase Agreement dated June 2, 1997 by and between New England Continental Media, Inc. and Hibernia Communications, Inc. (WPZE-AM, Boston, Massachusetts). (1)
10.06.08	Option to Purchase dated as of August 18, 1997 by and between Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle, Washington). (1)
10.06.09	Asset Purchase Agreement dated as of April 13, 1998 by and between New Inspiration Broadcasting Company and First Scientific Equity Devices Trust (KIEV-AM, Glendale, California) (incorporated by reference to Exhibit 2.01 of the previously filed Current Report on Form 8-K). (3)
10.06.10	Asset Purchase Agreement dated as of April 1, 1999 by and between Inspiration Media, Inc. and Sonsinger, Inc. (KKOL-AM, Seattle, Washington). (5)
10.07.01	Tower Purchase Agreement dated August 22, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (1)
10.07.02	Amendment to the Tower Purchase Agreement dated November 10, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (1)
10.07.03	Promissory Note dated November 11, 1997 made by Sonsinger Broadcasting Company of Houston, L.P. payable to Salem. (1)
10.07.04	Promissory Note dated December 24, 1997 made by Salem payable to Edward G. Atsinger III. (1)
10.07.05	Promissory Note dated December 24, 1997 made by Salem payable to Stuart W. Epperson. (1)

10.08.01	Local Marketing Agreement dated August 13, 1999 between Concord Media Group, Inc. and Radio 1210, Inc. (6)
10.08.02	Asset Purchase Agreement dated as of August 18, 1999, by and between Salem Media of Georgia, Inc. and Genesis Communications, Inc. (WNIV-FM, Atlanta, Georgia and WLTA-FM, Alpharetta, Georgia.). (6)
10.08.03	Asset Purchase Agreement dated as of November 29, 1999, by and among JW Broadcasting, Inc., Salem Media of Georgia, Inc. and Salem Communications Corporation (WGKA-AM, Atlanta, Georgia.). (6)
10.08.04	Asset Exchange Agreement dated as of January 19, 2000 by and among Bison Media, Inc.; AMFM Texas Broadcasting, LP and AMFM Texas Licenses, LP (KSKY-AM, Balch Springs, TX; KPRZ-FM, Colorado Springs, CO). (7)
10.08.05	Asset Purchase Agreement dated as of March 6, 2000 by and among Salem, Citicasters Co., AMFM Texas Broadcasting, LP; AMFM Texas Licenses LP; AMFM Ohio, Inc.; AMFM Radio Licenses LLC; Capstar Radio Operating Company and Capstar TX Limited Partnership (WBOB-AM, KEZY-AM, KXMX-FM, KDGE-FM, WKNR-AM, WRMR-AM, KALC-FM, WYGY-FM). (7)
10.08.06	Asset Exchange Agreement dated as of May 31, 2000 by and among Salem; South Texas Broadcasting, Inc.; Cox Radio, Inc.; and CXR Holdings, Inc. (WALR-FM, Athens, GA; WSUN-AM, Plant City, FL, KLUP-AM, Terrell Hills, TX, KKHT-FM, Conroe, TX). (8)
10.08.07	Asset Purchase Agreement dated as of July 2000, by and among Salem Media of California and Hi-Favor Broadcasting, LLC (KLTX-AM Long Beach, CA). (8)
10.08.08	Asset Purchase Agreement, dated September 2000, by and between Salem Communications Acquisition Corporation, a Delaware corporation and Emmis Communications Corporation, an Indiana corporation (KALC-FM Denver, CO). (10)
10.08.09	Asset Purchase Agreement, dated as of July 2000, by and between Truth Broadcasting Corporation, a North Carolina corporation, and Salem Media Of Kentucky, Inc., a Kentucky corporation (WLKY-AM Louisville, KY). (10)
10.08.10	Asset Purchase Agreement, dated December 2000, by and between Carter Broadcasting, Inc. and SCA License Corporation, a Delaware corporation (WROL-AM Boston, MA). (10)
10.08.11	Asset Purchase Agreement, dated as of November 6, 2000, by and among Infinity Broadcasting Corporation of Illinois, a Delaware corporation, Infinity Broadcasting Corporation, a Delaware corporation, and Salem Communications Corporation, a Delaware corporation (WXRT-AM Chicago, IL). (10)
10.08.12	Promissory Note dated November 7, 2000 made by Salem Communications Corporation payable to Salem. (12)
10.08.13	Local Marketing Agreement, dated September 14, 2001, between Inland radio, Inc. and Hi-Favor Broadcasting, LLC. (14)

10.09.01	Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000. (1)
10.09.02	Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of $5,000,000. (1)
10.09.03	Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000. (1)
10.10	1999 Stock Incentive Plan. (5)
10.11	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000. (10)
21.01	Subsidiaries of Salem. (10)
23.1	Consent of Independent Auditors.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 1998.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(5)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.
(6)	Incorporated by reference to the exhibit of the same number to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(7)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2000.
(8)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2000.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(10)	Incorporated by reference to the exhibit of the same number to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(11)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001.
(12)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(13)	Incorporated by reference to the exhibit of the same number of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(14)	Incorporated by reference to the exhibit of the same number to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001.

(b)

Reports on Form 8-K

      On October 16, 2001, the company filed an Amended Current Report on Form 8-K/A, relating to its acquisition of certain assets of eight radio stations from affiliates of Clear Channel, Inc. and AMFM, Inc. In addition, Salem announced two related transactions: an asset exchange with Sunburst Dallas, L.P. and the sale of KALC-FM, Denver, Colorado to Emmis Communications.

      On December 27, 2001, the company filed a Current Report on Form 8-K relating to the provision of a subsequent offering period in connection with its exchange offer of HoldCo's 9% Series B notes for HoldCo's existing 9% Series A notes. Seperately, the company announced the completion and the results of such exchange offer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
April 1, 2002
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
April 1, 2002
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ EDWARD G. ATSINGER III	President and Chief Executive Officer
	(Principal Executive Officer)	April 1, 2002
Edward G. Atsinger III

/S/ DAVID A.R. EVANS	Senior Vice President and Chief Financial Officer
	(Principal Financial Officer)	April 1, 2002
David A.R. Evans

/S/ EILEEN E. HILL	Vice President, Finance and Accounting
	(Principal Accounting Officer)	April 1, 2002
Eileen E. Hill

/S/ STUART W. EPPERSON	Director
April 1, 2002
Stuart W. Epperson

/S/ ERIC H. HALVORSON	Director
April 1, 2002
Eric H. Halvorson

/S/ RICHARD A. RIDDLE	Director
April 1, 2002
Richard A. Riddle

/S/ ROLAND S. HINZ	Director
April 1, 2002
Roland S. Hinz

/S/ DONALD P. HODEL	Director
April 1, 2002
Donald P. Hodel

/S/ DAVID DAVENPORT	Director
April 1, 2002
David Davenport

Director
April 1, 2002
Paul Pressler

II-1

                                                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of Salem Communications Corporation

      We have audited the accompanying consolidated balance sheets of Salem Communications Corporation (the “Company”) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, the Company has not yet adopted Statement of Financial Accounting Standards No. 142. However, the transition provisions of that Statement preclude the amortization of goodwill and intangible assets with indefinite lives acquired in a business combination for which the acquisition date is after June 30, 2001.

                                                                                      ERNST & YOUNG LLP

      Woodland Hills, California
      February 26, 2002

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,

	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,928	$23,921
Accounts receivable (less allowance for doubtful accounts of $3,550 in 2000 and $5,749 in 2001)	25,129	27,695
Other receivables	1,230	1,284
Prepaid expenses	1,558	1,282
Due from stockholders	450	302
Deferred income taxes	2,250	1,531

Total current assets	34,545	56,015
Property, plant and equipment, net	69,004	93,087
Intangible assets:
Broadcast licenses	397,137	396,949
Noncompetition agreements	12,618	12,618
Customer lists and contracts	3,301	7,094
Favorable and assigned leases	1,800	1,800
Goodwill	16,739	18,989
Other intangible assets	4,899	2,393

	436,494	439,843
Less accumulated amortization	78,012	95,784

Intangible assets, net	358,482	344,059
Bond issue costs	2,396	7,685
Due from stockholders	198	448
Other assets	6,043	5,960

Total assets	$470,668	$507,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,434	$828
Accrued expenses	4,597	3,726
Accrued compensation and related	3,361	4,136
Accrued interest	3,299	9,748
Deferred subscription revenue	1,509	1,457
Income taxes	300	44
Current portion of long-term debt and capital lease obligations	93	665

Total current liabilities	14,593	20,604
Long-term debt and capital lease obligations, less current portion	286,050	311,621
Deferred income taxes	15,279	15,914
Other liabilities	1,798	1,745
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,902,392 shares and 17,904,942 in 2000 and 2001, respectively	179	179
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,380	147,415
Retained earnings	5,333	9,720

Total stockholders’ equity	152,948	157,370

Total liabilities and stockholders’ equity	$470,668	$507,254
See accompanying notes

F-3

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,

	1999	2000	2001

Gross broadcasting revenue	$95,277	$120,123	$146,183
Less agency commissions	8,155	10,026	12,209

Net broadcasting revenue	87,122	110,097	133,974
Other media revenue	6,424	7,916	8,016

Total revenue	93,546	118,013	141,990
Operating expenses:
Broadcasting operating expenses (including $1,491, $1,449 and $1,273 for the year ended December 31, 1999, 2000 and 2001 paid to related parties)	46,291	60,714	86,245
Other media operating expenses	9,985	14,863	9,282
Corporate expenses (including $156, $149 and $259 for the year ended December 31, 1999, 2000 and 2001 paid to related parties)	8,507	10,457	13,774
Stock and related cash grant	2,550	—	—
Depreciation (including $1,817, $1,344 and $673 for the year ended December 31, 1999, 2000 and 2001 for other media businesses)	6,599	7,087	7,440
Amortization (including $420, $1,146 and $1,421 for the year ended December 31, 1999, 2000 and 2001 for other media businesses)	11,634	18,392	23,852

Total operating expenses	85,566	111,513	140,593

Operating income	7,980	6,500	1,397
Other income (expense):
Interest income	1,005	534	1,994
Gain (loss) on sale of assets	(219)	773	26,276
Gain on sale of assets to related party	—	28,794	3,560
Interest expense	(14,219)	(17,452)	(26,542)
Other expense, net	(633)	(857)	(573)

Income (loss) before income taxes	(6,086)	18,292	6,112
Provision (benefit) for income taxes	(1,611)	6,996	1,725

Income (loss) before extraordinary item	(4,475)	11,296	4,387
Extraordinary loss on early extinguishment of debt (net of income tax benefit of $1,986 and $662 in years ended December 31, 1999 and 2000, respectively)	(3,570)	(1,187)	—

Net income (loss)	$(8,045)	$10,109	$4,387

Basic and diluted earnings (loss) per share before extraordinary item	$(0.22)	$0.48	$0.19
Extraordinary loss per share	(0.18)	(0.05)	—

Basic and diluted net earnings (loss) per share	$(0.40)	$0.43	$0.19

Basic weighted average shares outstanding	20,066,006	23,456,088	23,456,828

Diluted weighted average shares outstanding	20,066,006	23,466,849	23,518,747

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Class A		Class B
	Common Stock		Common Stock		Additional	Retained
					Paid-In	Earnings/
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Stockholders' equity, January 1, 1999	11,107,392	$111	5,553,696	$56	$5,665	$3,269	$9,101
Stock grant	75,000	1	—	—	1,687	—	1,688
Issuance of Class A common stock	6,720,000	67	—	—	140,028	—	140,095
Net loss	—	—		—	—	(8,045)	(8,045)

Stockholders' equity, December 31, 1999	17,902,392	179	5,553,696	56	147,380	(4,776)	142,839
Net income	—	—	—	—	—	10,109	10,109

Stockholders' equity, December 31, 2000	17,902,392	179	5,553,696	56	147,380	5,333	152,948
Options exercised	2,550	—	—	—	35	—	35
Net income	—	—	—	—	—	4,387	4,387

Stockholders' equity, December 31, 2001	17,904,942	$179	5,553,696	$56	$147,415	$9,720	$157,370

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,

	1999	2000	2001
OPERATING ACTIVITIES
Net income (loss)	$(8,045)	$10,109	$4,387
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,233	25,479	31,292
Amortization of bank loan fees	87	678	423
Amortization of bond issue costs	443	354	651
Provision for bad debts	2,670	3,658	4,711
Deferred income taxes	(4,106)	5,790	1,354
(Gain) loss on sale of assets	219	(29,567)	(29,836)
Loss on early extinguishment of debt, before taxes	5,556	1,849	—
Noncash stock grant	1,688	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,243)	(12,290)	(7,264)
Prepaid expenses and other current assets	(1,747)	422	174
Accounts payable and accrued expenses	(1,555)	4,224	5,722
Deferred subscription revenue	384	(161)	(52)
Other liabilities	(439)	15	327
Income taxes	59	152	(256)

Net cash provided by operating activities	8,204	10,712	11,633
INVESTING ACTIVITIES
Purchases of property, plant equipment and software	(9,142)	(14,804)	(27,974)
Deposits on radio station acquisitions	(1,325)	(512)	(600)
Purchases of radio stations	(11,837)	(234,853)	(122,013)
Purchases of other media businesses	(12,049)	—	—
Proceeds from sale of property, plant and equipment and intangible assets	73	30,080	140,626
Expenditures for tower construction project held for sale	(410)	—	—
Proceeds from sale of tower construction project held for sale	914	—	—
Other assets	(1,383)	241	(109)

Net cash used in investing activities	(35,159)	(219,848)	(10,070)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	18,750	204,050	174,141
Proceeds from issuance of bridge financing	—	58,000	—
Net proceeds from issuance of common stock	140,095	—	35
Payments of long-term debt and notes payable to stockholders	(94,860)	(20,810)	(148,591)
Payments of bridge financing	—	(58,000)	—
Payments on capital lease obligations	(239)	(250)	(72)
Payment of premium on senior subordinated notes	(3,875)	—	—
Payments of costs related to bank credit facility and bridge financing	(709)	(4,050)	(1,143)
Payments of bond issue costs	—	—	(5,940)

Net cash provided by financing activities	59,162	178,940	18,430

Net increase (decrease) in cash and cash equivalents	32,207	(30,196)	19,993
Cash and cash equivalents at beginning of period	1,917	34,124	3,928

Cash and cash equivalents at end of period	$34,124	$3,928	$23,921
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,048	$15,831	$18,927
Income taxes	450	390	580
Non-cash investing activities:
Fair value of assets exchanged involving boot, excluding amount paid in cash	—	5,500	—

See accompanying notes

F-6

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Reorganization

      The accompanying consolidated financial statements of Salem Communications Corporation (“Salem” or the “Company”) include the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. The Company excluding its subsidiaries is herein referred to as Parent. In May 2000, the Company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation (“HoldCo”) and Salem Communications Acquisition Corporation (“AcquisitionCo”), each a Delaware corporation. HoldCo is the issuer of the 9½% Senior Subordinated Notes due 2007 (“9½% Notes”) and the 9% Senior Subordinated Notes due 2011 (“9% Notes”). HoldCo is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. In July 2000, the Company formed SCA License Corporation (“SCA”), a Delaware corporation. HoldCo and AcquisitionCo are direct subsidiaries of the Company; SCA is a wholly-owned subsidiary of AcquisitionCo. Parent, AcquisitionCo and all of its subsidiaries and all of the subsidiaries of HoldCo are Guarantors of the 9½% Notes and of the 9% Notes discussed in Note 5. The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company's direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis, the 9½% Notes and 9% Notes. AcquisitionCo and SCA are guarantors of the 9% Notes and the 9½% Notes. SCA owns the assets of nine radio stations as of December 31, 2001. See Note 12 for certain condensed consolidating information with respect to the Company.

Description of Business

      Salem is a domestic U.S. radio broadcast company which has traditionally provided talk and music programming targeted at audiences interested in religious and family issues. Salem operated 81 and 71 radio stations across the United States at December 31, 2001 and 2000, respectively. The Company also owns and operates Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”) and Salem Radio Representatives (“SRR”). SRN, SNN, SMN and RSN are radio networks which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem's stations. SRR sells commercial air time to national advertisers for Salem's radio stations and networks, and for independent radio station affiliates.

      Salem also owns and operates OnePlace, LLC (“OnePlace”) and CCM Communications, Inc. (“CCM”). OnePlace provides on-demand audio streaming and related services. CCM publishes magazines that follow the Christian music industry. The revenue and related operating expenses of these businesses are reported as “other media” on the consolidated statements of operations.

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

      Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. The estimated fair value of the barter advertising provided for the years ended December 31, 1999, 2000 and 2001, was approximately $2.9 million, $3.1 million and $4.2 million respectively. Barter expenses were approximately the same. Barter advertising provided and barter expenses incurred are included net in broadcasting operating expenses.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, effective January 1, 2002 all goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001 are not subject to amortization, which resulted in not recording amortization expense of approximately $1.7 million in the year ended December 31, 2001 that would have been recorded had the application of SFAS No. 142 not been required. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $13 million ($0.56 per share) per year based on the intangible assets (mainly FCC licenses) currently included in the December 31, 2001 balance sheet. The Company has completed a preliminary analysis of the impairment provisions under SFAS No. 142 and does not expect an impairment charge upon adoption of the new rules.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The impact of the adoption of the new standard will not have a material impact on the results of operations or financial position of the Company.

Cash Equivalents

      Salem considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The recorded amount for cash and cash equivalents approximates the fair market value. Included in cash and cash equivalents is $8.5 million as of December 31, 2001 held by a qualified intermediary in order to preserve our ability to effect a tax-deferred exchange.

Property, Plant, Equipment and Software

      Property, plant, equipment and software are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software	3-5 years
Record and tape libraries	20 years
Automobiles	5 years
Leasehold improvements	15 years or life of lease

      The carrying value of property, plant, equipment and software is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 1999, 2000 and 2001.

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

      The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of intangible assets have been made during the year ended December 31, 1999, 2000 and 2001.

Bond Issue Costs

      Bond issue costs are being amortized over the term of the Notes as an adjustment to interest expense.

Accounting For Stock Based Compensation

      Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant.

      The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 8).

Income Taxes

      The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income

      In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not had any transactions that are required to be reported as a component of other Comprehensive Income other than the net income (loss) reported in the Statements of Operations.

Basic and Diluted Net Earnings (Loss) Per Share

      Basic net earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period plus the dilutive effects of stock options.

      Options to purchase 300,939 shares and 291,780 shares of common stock with exercise prices greater than the average market prices of common stock were outstanding at December 31, 2000 and 2001, respectively. Options to purchase 304,500 shares were outstanding as of December 31, 1999. These options were excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,

	1999	2000	2001

Numerator:
Net income (loss)	$(8,045,000)	$10,109,000	$4,387,000
Denominator for basic earnings (loss) per share:
Weighted average shares	20,066,066	23,456,088	23,456,828
Denominator for diluted earnings (loss) per share:
Effect of dilutive securities - stock options	—	10,761	61,919

Weighted average shares adjusted for dilutive securities	20,066,066	23,466,849	23,518,747

Basic and diluted earnings (loss) per share	$(0.40)	$0.43	$0.19

Segments

      The Company presents its segment information in Note 13.

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

      During the year ended December 31, 2001, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
February 2, 2001	WXRT-AM (now WYLL-AM)	Chicago, IL	$29,000	Yes
February 16, 2001	WWTC-AM	Minneapolis, MN	4,882	Yes
February 16, 2001	WZER-AM (now WRRD-AM)	Milwaukee, WI	2,018	Yes
March 9, 2001	WRBP-AM (now WHKW-AM)	Youngstown-Warren, OH	500	Yes
March 16, 2001	WFIA-AM	Louisville, KY	1,750	No
April 1, 2001	WROL-AM	Boston, MA	10,930	No
July 2, 2001	WCLV-FM (now WFHM-FM)	Cleveland, OH	40,500	Yes
July 13, 2001	WVBB-AM (now WBTK-AM)	Richmond, VA	737	Yes
July 16, 2001	KBZS-AM (now KSFB-AM)	San Francisco, CA	8,500	Yes
October 17, 2001	WTBN-AM	Tampa, FL	6,746	Yes
October 22, 2001	WFZH-FM	Milwaukee, WI	6,500	Yes
December 26, 2001	KSZZ-AM (now KRLH-AM)	Los Angeles, CA	5,000	Yes

			$117,063

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars
		in thousands)
Asset
	Property and equipment	$5,851
	Broadcast licenses	111,117
	Goodwill and other intangibles	95

		$117,063

      On January 17, 2001, the Company sold the assets of radio station KALC-FM, Denver, Colorado for approximately $100 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company's ability to effect a tax-deferred exchange, which was completed on July 16, 2001.

      On May 17, 2001, the Company began to operate the radio station KLNA-FM (now KKFS-FM), Sacramento, California under a local marketing agreement. On January 11, 2002, the Company acquired the assets of this radio station for $8.7 million.

      On May 21, 2001, the Company acquired the assets of the Dame-Gallagher Networks, LLC, including the syndicated radio program The Mike Gallagher Show, for $3.0 million in cash and $1.3 million in a non-interest bearing promissory note payable in two equal installments due January 2002 and January 2003. The first installment was paid in December 2001.

      On June 1, 2001, the Company entered into an agreement with the Port of Seattle to settle the Port's Petition in Eminent Domain seeking condemnation of the property rights used in the operation of radio station KKOL-AM, Seattle, Washington. Pursuant to this settlement, the Company was paid approximately $2.8 million as just compensation for the property rights taken by the Port of Seattle. The Company recognized a gain on the transaction of $2.4 million. The Company used the proceeds of $2.8 million to repay borrowings under its credit facility.

      On July 2, 2001, the Company sold the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Canton, Ohio, for $30.0 million, resulting in a gain of $20.6 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company's ability to effect a tax-deferred exchange, which was completed on December 29, 2001.

      On July 27, 2001, the Company agreed to acquire the assets of radio station KJUN-FM, Portland, Oregon, for $35.8 million. The Company began operating the station under a local marketing agreement on September 1, 2001. The Company anticipates this transaction to close in 2002.

      On August 1, 2001, the Company purchased the property and building housing our corporate headquarters for $6.6 million.

      On December 27, 2001, the Company sold the assets of radio station KEZY-AM, San Bernardino, California, for $4.0 million to a corporation owned by one of its Board members, resulting in a gain of $3.8 million. The acquiring corporation had been operating the station under a local marketing agreement since September 14, 2001. The net proceeds of the sale were placed with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company's ability to effect a tax-deferred exchange.

      On December 31, 2001, the Company sold the assets of radio station WHLO-AM, Akron, Ohio for $4.5 million, resulting in a gain of $3.4 million. The net proceeds of the sale were placed with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company's ability to effect a tax-deferred exchange.

      Pro forma information to present operating results as if the acquisitions discussed above had occurred at the beginning of the year acquired is not presented because the Company generally changes the programming format of the radio stations such that the source and nature of revenue and operating expenses are significantly different than they were prior to the acquisition and, accordingly, historical and pro forma financial information has not been considered meaningful by management. Pro forma and historical financial information of radio stations acquired in 2001 where the format was not changed were not significant to the consolidated financial position or operating results of the Company.

      During the year ended December 31, 2000, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
January 4, 2000	WNIV-AM and WLTA-AM	Atlanta, GA	$8,000	No
January 10, 2000	WABS-AM	Washington, D.C.	4,100	No
January 25, 2000	KJQI-FM	San Francisco, CA	8,000	Yes
February 15, 2000	KAIM-AM/FM	Honolulu, HI	1,800	Yes
February 16, 2000	KHNR-AM and KGU-AM	Honolulu, HI	1,700	No
April 4, 2000	WGKA-AM	Atlanta, GA	8,000	No
June 30, 2000	KSKY-AM	Dallas, TX	13,000	Yes
August 24, 2000 (1)	KALC-FM	Denver, CO	100,000	No
August 24, 2000 (1)	KDGE-FM	Dallas, TX	33,271	No
August 24, 2000 (1)	WYGY-FM	Cincinnati, OH	18,109	No
August 24, 2000 (1)	KEZY-AM (now KXMX-AM)	Anaheim, CA	12,449	No
August 24, 2000 (1)	KXMX-FM (now KFSH-FM)	Anaheim, CA	9,069	Yes
August 24, 2000 (1)	WKNR-AM	Cleveland, OH	7,437	No
August 24, 2000 (1)	WRMR-AM	Cleveland, OH	4,738	No
August 24, 2000 (1)	WBOB-AM	Cincinnati, OH	527	No
October 2, 2000	KCBQ-AM	San Diego, CA	4,250	Yes
October 5, 2000	WGTK-AM	Louisville, KY	1,750	No

			$236,200

      (1) These stations were acquired in one transaction for $185.6 million.

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars
		in thousands)
Asset
	Property and equipment	$12,885
	Broadcast licenses	222,624
	Goodwill and other intangibles	691

		$236,200

      On February 25, 2000, the Company purchased the KRLA-AM transmitter site in Los Angeles, CA, for $2.8million.

      On March 31, 2000, the Company purchased all of the outstanding shares of stock of RSN for $3.1million. RSN owns and operates Solid Gospel, a radio broadcasting network that produces and distributes music programming to its own radio stations WBOZ-FM and WVRY-FM, Nashville, TN, and to independent radio station affiliates. RSN also owns and operates SolidGospel.com, a web site on the Internet.

      During 2000, the Company sold certain assets of OnePlace resulting in a loss of $3.5 million recorded in gain (loss) on sale of assets.

      On June 30, 2000, the Company exchanged the assets of radio station KPRZ-FM, Colorado Springs, CO, plus $7.5 million for the assets of radio station KSKY-AM, Dallas, Texas.

      On August 22, 2000, the Company sold the assets of radio station KLTX-AM, Los Angeles, CA for $29.5million to a corporation owned by one of our Board members, resulting in a gain of $28.8 million.

      On September 1, 2000, the Company exchanged the assets of radio station KKHT-FM, Houston, TX for the assets of radio stations WALR-FM (now WFSH-FM), Atlanta, GA, KLUP-AM, San Antonio, TX, and WSUN-AM, Tampa, FL. The Company analyzed the assets given up and received in the exchange under Emerging Issues Task Force 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business, and determined the respective sets of assets did not meet the definition of a business. The assets acquired and given up in the exchange were considered similar productive assets. Accordingly, no gain or loss was recognized on this transaction.

      On November 20, 2000, the Company exchanged the assets of radio station KDGE-FM, Dallas, TX for the assets of radio station KLTY-FM, Dallas, TX. No gain or loss was recognized on this transaction since KDGE-FM was acquired and sold soon thereafter.

      The following pro forma consolidated results of operations give effect to the acquisitions of in-format radio stations made during the year ended December 31, 2000 as if the acquisitions occurred on January 1, 1999 and was prepared based upon the historical statements of operations of the acquired radio stations. The Company does not provide any pro forma information with respect to radio stations in which the format was changed, as the historical results would not be meaningful. The pro forma results also give effect to the disposition of radio stations KLTX-AM as if it occurred on January 1, 1999. The pro forma results of operations exclude the effect of the sale of radio stations KPRZ-FM, KKHT-FM, WHKK-AM and WHK-FM, which were exchanged for other radio stations, because the operations of these stations had been integrated with the operations of existing stations prior to the sale and the effect of such dispositions are not material. The pro forma results of operations include certain adjustment such as increased interest and amortization expense associated with the borrowings to fund the acquisitions and FCC licenses acquired and are not necessarily indicative of actual operations results. The stations included in the pro forma results of operations are as follows: KSKY-AM, WYGY-FM, KEZY-AM, WKNR-AM, WRMR-AM, WBOB-AM, WGTK-AM, WALR-FM, KLUP-AM, WSUN-AM and KLTY-FM.

	Year Ended December 31,

Pro Forma	1999	2000

	(Dollars in thousands, except per share data)

Total revenue	$111,856	$130,001
Loss before extraordinary item	(22,054)	(20,891)
Net income (loss)	(25,624)	(22,078)
Basic and diluted earnings (loss) per share	$(1.09)	$(0.94)

      During the year ended December 31, 1999, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars in thousands)
April 30, 1999	KKOL-AM	Seattle, WA	$1,750	Yes
July 23, 1999	KCTK-AM	Phoenix, AZ	5,000	Yes
September 13, 1999	WLSY-FM	Louisville, KY	2,500	Yes
September 13, 1999	WRVI-FM	Louisville, KY	2,500	Yes

			$11,750

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars in thousands)
Asset
	Property and equipment	$2,160
	Broadcast licenses	9,557
	Goodwill and other intangibles	33

		$11,750

      In addition to the stations above, in January 1999, the Company purchased the assets of OnePlace for $6.2 million, and all the outstanding shares of stock of CCM for $1.9million. The purchases were financed primarily by an additional borrowing.

      On March 11, 1999, the Company acquired the assets of Christian Research Report (“CRR”) for $300,000. The publications of CRR follow the contemporary Christian music industry.

      On August 25, 1999, the Company purchased the assets of the Internet sites AudioCentral.com and ChristianBooks.com for $400,000 cash and $600,000 non-cash consideration.

      On October 19, 1999, the Company acquired the assets of Gospel Media Network,Inc., relating to the audio and video streaming of content on the GospelMedia.com Internet site, for $475,000.

      On November 30, 1999, the Company acquired the assets of the Involved Christian Radio Network, which provides streaming media on its Internet site, ICRN.com, for $3.0 million.

      The revenue and operating expenses of these businesses are reported as “other media” on our consolidated statements of operations.

      Pro forma information to present operating results as if the acquisitions discussed above had occurred at the beginning of the year acquired is not presented because the Company generally changes the programming format of the radio stations such that the source and nature of revenue and operating expenses are significantly different than they were prior to the acquisition and, accordingly, historical and pro forma financial information has not been considered meaningful by management. Pro forma and historical financial information of radio stations acquired where the format was not changed and of other media businesses acquired in 1999 were not significant to the consolidated financial position or operating results of the Company.

      The table below summarizes the other media acquisitions during 1999:

		Allocated
		Purchase
Acquisition Date	Entity	Price

		(Dollars in thousands)
January 29, 1999	OnePlace	$6,150
January 29, 1999	CCM	1,886
March 11, 1999	Christian Research Report	300
August 5, 1999	AudioCentral	1,000
October 19, 1999	Gospel Media Network, Inc.	475
November 30, 1999	Involved Christian Radio Network	3,000

		$12,811

      The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

		Amount

		(Dollars in thousands)
Assets
	Accounts receivable and other current assets	$1,453
	Property plant, equipment and software	5,764
	Subscriber base and domain names	2,246
	Goodwill and other intangible assets	8,790
	Other assets	607

		18,860

Liabilities
	Accounts payable and other current liabilities	(3,437)
	Other long-term liabilities	(2,612)

		(6,049)

Purchase price		$12,811

3. DUE FROM STOCKHOLDERS

      The amounts due from stockholders represent advances made to stockholders of the Company.

4. PROPERTY, PLANT, EQUIPMENT AND SOFTWARE

      Property, plant, equipment and software consisted of the following at December 31:

	December 31,

	2000	2001

	(Dollars in thousands)

Land	$4,341	$7,112
Buildings	3,335	14,868
Office furnishings and equipment	16,041	24,816
Antennae, towers, and transmitting equipment	38,023	43,627
Studio and production equipment	20,026	27,113
Computer software	2,528	2,997
Record and tape libraries	534	495
Automobiles	298	365
Leasehold improvements	6,182	9,092
Construction-in-progress	14,357	5,737

	105,665	136,222
Less accumulated depreciation	36,661	43,135

	$69,004	$93,087

5. LONG-TERM DEBT

      Long-term debt consisted of the following at:

	December 31,

	2000	2001

	(Dollars in thousands)

Revolving line of credit with banks	$186,050	$61,600
9½% Senior Subordinated Notes due 2007	100,000	100,000
9% Senior Subordinated Notes due 2011	—	150,000
Capital leases	93	61
Seller financed note to acquire Dame-Gallagher Network	—	625

	286,143	312,286
Less current portion	93	665

	$286,050	$311,621

      Since the revolving line of credit with banks carries a floating interest rate, the carrying amount approximates its fair market value. The 9½% Notes were issued in September 1997 at par. The 9% Notes were issued in June 2001 at par. At December 31, 2001, the fair market value of the 9½% Notes and 9% Notes was approximately $103.6 million and $155.1 million, respectively.

Revolving Line of Credit with Banks

      HoldCo has a credit agreement with a syndicate of lending institutions (the “Credit Agreement”) to provide for borrowing capacity of up to $150 million under a revolving line of credit. The maximum amount that HoldCo may borrow under the Credit Agreement is limited by a ratio of HoldCo's existing adjusted debt to pro forma twelve-month cash flow, as defined in the Credit Agreement (the “Total Adjusted Funded Debt to Cash Flow Ratio”). At December 31, 2001, the maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the Credit Agreement was 6.75 to 1.00. At December 31, 2001, the Total Adjusted Funded Debt to Cash Flow Ratio was 6.14 to 1.00, resulting in total borrowing availability of approximately $26.3 million. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the Credit Agreement will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007.

      The note underlying the revolving line of credit bears interest at a fluctuating base rate plus a spread that is determined by Salem's Adjusted Debt to Cash Flow Ratio. At HoldCo's option, the base rate is either a bank's prime rate or LIBOR. For purposes of determining the interest rate the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. As of December 31, 2001, the weighted average interest rate on amounts outstanding under the credit agreement was 4.08%. Interest is payable quarterly. Commencing March 31, 2002, and every quarter thereafter, the commitment under the Credit Agreement reduces by increasing amounts through June 30, 2007, when it expires.

      The Credit Agreement with the banks (a) provides for restrictions on additional borrowings and leases; (b)prohibits Salem, without prior approval from the banks, from paying dividends, liquidating, merging, consolidating or selling its assets or business, and (c) requires HoldCo to maintain certain financial ratios and other covenants. Salem has pledged all of its assets as collateral under the Credit Agreement. Additionally, all the Company's stock holdings in its subsidiaries are pledged as collateral.

      In July 1999, the Company used a portion of the net proceeds from its initial public offering to repay all amounts due under a previous revolving line of credit with the banks, and to repurchase $50 million principal amount of the 9½% Notes. The Company wrote off certain deferred financing costs (including bond issue costs of $1.5 million) and paid a premium of $3.9 million on the 9½% Notes. The write-off and premium of $3,570,000, net of a $1,986,000 income tax benefit, was recorded as an extraordinary item in the accompanying statement of operations for the year ended December 31, 1999.

9% Senior Subordinated Notes due 2011 (the “9% Notes”)

      In June 2001, HoldCo issued $150.0 million principal amount of 9% senior subordinated notes due 2011. HoldCo used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility.

      The 9% Notes have interest payment dates on January 1 and July 1, commencing January 1, 2002. Principal is due on the maturity date, July 1, 2011. The 9% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2006, at the redemption prices specified in the indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (Salem Communications Corporation and all of its subsidiaries (other than HoldCo)). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company's obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

9½% Senior Subordinated Notes due 2007 (the “9½% Notes”)

      On August 24, 2000, the Company supplemented the indenture for the senior subordinated notes in connection with the assignment of substantially all of the assets and liabilities of the Company to HoldCo, including the obligations as successor issuer under the indenture.

      The 9½% Notes have interest payment dates on April 1 and October 1, commencing April 1, 1998. Principal is due on the maturity date, October 1, 2007. The 9½% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002, at the redemption prices specified in the indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (Salem Communications Corporation and all of its subsidiaries). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company's obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

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

Other Debt

      In connection with the acquisition of OnePlace in January 1999, the Company acquired several capital leases related to various data processing equipment. The obligation recorded at December 31, 2000 and 2001 represents the present value of future commitments under the lease agreements.

      In connection with the acquisition of the Dame-Gallagher Networks on May 21, 2001, the Company issued a $1.3 million non-interest bearing promissory note payable in two equal installments due January 2002 and January 2003. The first installment was paid in Decemebr 2001.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2001, for each of the next five years and thereafter are as follows:

      In connection with the acquisition of Gospel Media Network, Inc. (“Gospel Media”), the Company incurred an obligation to make future payments to the seller. The Company sold Gospel Media on August 14, 2000. As part of the sale agreement, these future commitments were forgiven.

		Amount

		(Dollars in thousands)
2002		$665
2003		21
2004		—
2005		—
2006		—
	Thereafter	311,600

		$312,286

6. INCOME TAXES

      In connection with the 1999 acquisition of CCM the Company recorded a net deferred tax liability of $1,468,000 and in connection with the 2000 acquisition of RSN, the Company recorded a net deferred tax liability of $739,000, which amounts were recorded as an increase to the deferred tax liability and are not reflected in the income tax benefit in 1999 and the income tax provision in 2000.

      The consolidated provision (benefit) for income taxes for Salem consisted of the following at December 31:

	1999	2000	2001

	(Dollars in thousands)
Current:
Federal	$—	$—	$—
State	509	543	372

	509	543	372

Deferred:
Federal	(3,507)	5,330	2,035
State	(599)	461	(312)

	(4,106)	5,791	1,723

Total current and deferred taxes	(3,597)	6,334	2,095
Change in valuation allowance	—	—	(370)
Current tax benefit reflected in net extraordinary loss	(1,986)	(662)	—

Income tax provision (benefit)	$(1,611)	$6,996	$1,725

      The consolidated deferred tax asset and liability consisted of the following at December 31:

	December 31,
	2000	2001

	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$2,233	$3,040
Net operating loss, AMT credit and other carryforwards	10,060	12,669
State taxes	185	126
Other	462	389

Total deferred tax assets	12,940	16,224
Valuation allowance for deferred tax assets	(2,057)	(1,687)

Net deferred tax assets	10,883	14,537
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	3,851	5,954
Excess of net book value of intangible assets for financial reporting purposes over tax basis	19,267	22,481
Other	794	485

Total deferred tax liabilities	23,912	28,920

Net deferred tax liabilities	$13,029	$14,383

      The following table reconciles the above net deferred tax liabilities to the financial statements at December 31:

	December 31,

	2000	2001

	(Dollars in thousands)

Deferred income tax asset per balance sheet	$2,250	$1,531
Deferred income tax liability per balance sheet	(15,279)	(15,914)

	$(13,029)	$(14,383)

      A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before income taxes, is as follows:

	Year Ended December 31,

	1999	2000	2001

Statutory federal income tax rate	(34)%	35%	35%
State income taxes, net	1	4	1
Nondeductible expenses	7	1	3
Change in valuation allowance	—	—	(6)
Change in reserves	—	—	(5)
Other, net	—	(2)	—

	(26)%	38%	28%

      At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $27.7 million which expire in years 2010 through 2021 and for state income tax purposes of approximately $66.8 million which expire in years 2002 through 2021. The Company has federal alternative minimum tax credit carryforwards of approximately $147,000. For financial reporting purposes at December 31, 2001 the Company has a valuation allowance of $1.7 million to offset a portion of the deferred tax assets related to state net operating loss carryforwards which may not be realized.

7. COMMITMENTS AND CONTINGENCIES

      The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of December 31, 2001. However, our the Company, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

      On December 6, 2000, GCI made a demand for arbitration upon Salem. The demand, pending before an arbitration panel of the American Arbitration Association, alleges Salem and its subsidiary OnePlace, Ltd. failed to provide certain e-commerce software to GCI pursuant to a written contract between GCI and OnePlace, for which GCI seeks $10.0 million in damages. The Company has filed an answer to the demand, denying the factual basis for certain elements of GCI's claims and has asserted counterclaims against GCI for breach of contract. By consent of the parties, the matter has been submitted to nonbinding mediation. Although there can be no assurance that the GCI matter will be resolved in favor of the Company, Salem will vigorously defend the action and pursue its counterclaims against GCI. The Company believes, at this time, that the final resolution of these matters will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

      Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $6.0 million, $7.4 million and $8.0 million in 1999, 2000 and 2001, respectively.

      Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, are as follows:

	Related
	Parties	Other	Total

	(Dollars in thousands)
2002	$1,106	$5,568	$6,674
2003	1,028	5,477	6,505
2004	833	5,186	6,019
2005	751	4,437	5,188
2006	804	3,483	4,287
Thereafter	743	12,104	12,847

	$5,265	$36,255	$41,250

      The Company had a deferred compensation agreement with one of its officers, which would have provided for retirement payments to the officer for a period of ten consecutive years, if he remained employed by the Company until age 60. The retirement payments were based on a formula defined in the agreement. The estimated obligation under the deferred compensation agreement was being provided for over the service period. The officer terminated his employment with the Company in 2000 and corporate expenses were reduced by $404,000 in 2000 due to the termination of this agreement and reduction of the previously recorded liability.

8. STOCK OPTION PLAN

      The 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 1,000,000 shares were authorized under the Plan. Options generally vest over four and five years and have a maximum term of 5 years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. At December 31, 2001, the Company had 469,770 shares available for future grants under its Plan.

      A summary of stock option activity is as follows:

		Weighted		Weighted
		Average	Exercisable	Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at December 31, 1998	—	$—	—	$—
Granted	304,500	$22.65

Outstanding at December 31, 1999	304,500	$22.65	—	—
Granted	110,000	$16.32
Cancelled	102,800	$22.86

Outstanding at December 31, 2000	311,700	$20.35	51,020	$22.53
Granted	251,880	$17.46
Cancelled	30,800	$20.38
Exercised	2,550	$13.82

Outstanding at December 31, 2001	530,230	$18.65	126,580	$19.82

      Additional information regarding options outstanding as of December 31, 2001, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price

$8.12 - $10.83	750	6.9	$10.00	—	$—
$10.83 - $13.53	97,500	5.9	$12.28	31,500	$12.04
$13.53 - $16.24	128,000	6.7	$15.01	—	$—
$16.24 - $18.94	12,500	5.8	$18.05	—	$—
$18.94 - $21.65	18,880	8.4	$21.31	8,880	$21.15
$21.65 - $24.36	270,400	6.6	$22.48	85,600	$22.50
$24.36 - $27.06	2,200	6.3	$25.93	600	$27.06

$8.12 – $27.06	530,230	6.5	$18.65	126,580	$19.82

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in the results of operations for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, amortized over the vesting period, for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31,

	1999	2000	2001

Net income (loss)	$(8,045)	$10,109	$4,387
Pro forma net income (loss)	(8,845)	9,262	3,044
Pro forma basic and diluted earnings (loss) per share	$(0.44)	$0.39	$0.13

      Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the years ended December 31, 1999, 2000 and 2001 was $11.36, $9.36, and $13.53, respectively. The pro forma effect on the Company's net loss and basic and diluted loss per share for 1999, 2000 and 2001 is not representative of the pro forma effect in future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1999: dividend yield of 0%; expected volatility of 58.0%; risk-free interest rate of 5.8%; expected life of 4 years. The following assumptions were made for grants made in 2001: dividend yield of 0%; expected volatility of 114.4%; risk-free interest rate of 4.7%; expected life of 4 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options.

      The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the fair value of its employee stock options.

9. RELATED PARTY TRANSACTIONS

      In January 1998, Parent borrowed $1.5 million from Mr. Epperson pursuant to a promissory note with a revolving principal amount of up to $2.5 million. In May 1998, Parent repaid $1.5 million and there was no outstanding balance on the note as of December 31, 1998. The note was a demand note which bore interest at floating rate last set at 8%. The note was cancelled in April 1999.

      In December 1998, the Company borrowed $1.8 million from a stockholder pursuant to a promissory note with a revolving principal amount of up to $2.5 million. The outstanding balance on the note as of December 31, 1998 was $1.8 million (see Note 5). The note was repaid in full and cancelled in April 1999.

      A stockholder's trust owns real estate on which certain assets of two radio stations are located. One of the stations, KAVC-FM, was sold during 1998. Salem, in the ordinary course of its business, entered into two separate lease agreements with this trust. Rental expense included in operating expense for 1999, 2000 and 2001 amounted to $48,000, $49,000, and $56,000 respectively.

      Land and buildings occupied by various Salem radio stations are leased from the stockholders of Salem. Rental expense under these leases included in operating expense for 1999, 2000 and 2001 amounted to $1.4 million, $1.5 million, and $1.3 million respectively.

      In June 1997, the Company entered into a local marketing agreement (“LMA”) with a corporation, Sonsinger, Inc. (“Sonsinger”), owned by two of Salem's stockholders for radio station KKOL-AM. The stockholders and the Company are parties to an Option to Purchase Agreement whereunder the Company had been granted an option to purchase KKOL-AM from the stockholders at any time on or before December 31, 1999 at a price equal to the lower of the cost of the station to the stockholders, $1.4 million, and its fair market value as determined by an independent appraisal. The Company acquired KKOL-AM from Sonsinger on April 30, 1999 for $1.4 million and associated real estate for $400,000. Under the LMA, Salem programmed KKOL-AM and sold all the airtime. Salem retained all of the revenue and incurred all of the expenses related to the operation of KKOL-AM and incurred approximately $43,000 in 1999 in LMA fees to Sonsinger.

      On August 22, 2000, the Company sold the assets of radio station KLTX-AM, Los Angeles, CA for $29.5 million to a corporation owned by one of its Board members, resulting in a gain of $28.8 million.

      On October 5, 2000, the Company acquired the assets of radio station WGTX-AM, Louisville, KY for $1.8 million from a corporation owned by a relative of one of its Board members.

      On December 27, 2001, the Company sold the assets of radio station KEZY-AM, San Bernardino, California, for $4.0 million to a corporation owned by one of its Board members, resulting in a gain of $3.8 million. The acquiring corporation had been operating the station under a local marketing agreement since September 14, 2001.

      From time to time, the Company rents an airplane and a helicopter from a company which is owned by one of the principal stockholders. As approved by the independent members of the Company's board of directors, the Company rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. Total rental expense for these aircraft for 1999, 2000 and 2001 amounted to approximately $156,000, $149,000 and $259,000, respectively.

10. DEFINED CONTRIBUTION PLAN

      In 1993, the Company established a 401(k) defined contribution plan (the “Plan”), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 25% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their compensation per pay period. Prior to January 1, 1999, the Company matched 10% of the amounts contributed by each participant but did not match participants' contributions in excess of 10% of their compensation per pay period. The Company contributed and expensed $237,000, $320,000 and $397,000 to the Plan in 1999, 2000 and 2001, respectively.

11. STOCKHOLDERS' EQUITY

      On March 31, 1999, the Company changed its domicile from California to Delaware (the “Reincorporation”). In conjunction with the Reincorporation, the Company's capital structure was changed to authorize 80,000,000 shares of Class A common stock, $0.01 par value, 20,000,000 shares of Class B common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value. In the Reincorporation, the previously outstanding 5,553,696 shares of common stock were converted into 11,107,392 shares of Class A common stock and 5,553,696 shares of Class B common stock.

      In April 1999, the Company filed a registration statement for an initial public offering (the “Offering”) of its Class A common stock with the Securities and Exchange Commission. In connection with the Offering, the Company's board of directors approved a 67-for-one stock dividend on the Company's Class A and Class B common stock. All references in the accompanying financial statements to Class A and Class B common stock and per share amounts have been retroactively adjusted to give effect to the stock dividend.

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

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	March 31		June 30		September 30		December 31

	2000	2001	2000	2001	2000(1)	2001	2000	2001(2)

	(Dollars in thousands, except per share data)

Total revenue	$24,400	$32,051	$26,824	$35,992	$29,811	$35,906	$36,979	$38,041
Operating income	158	(1,476)	1,130	944	1,569	861	3,644	1,068
Net income (loss) before extraordinary item	(1,657)	(4,662)	1,601	(1,347)	13,786	9,360	(2,399)	1,036
Extraordinary loss	—	—	—	—	—	—	(1,187)	—
Net income (loss)	$(1,657)	$(4,662)	$1,601	$(1,347)	$13,786	$9,360	$(3,586)	$1,036
Basic and diluted earnings (loss) per share before extraordinary item	$(0.07)	$(0.20)	$0.07	$(0.06)	$0.59	$0.40	$(0.10)	$0.04
Extraordinary loss per share							(0.04)
Basic and diluted earnings (loss) per share	$(0.07)	$(0.20)	$0.07	$(0.06)	$0.59	$0.40	$(0.15)	$0.04

(1)     Includes a gain of $28.8 million on the sale of the assets of radio station KLTX-AM, Los Angeles, California to a corporation owned by one of its Board members.

(2)     Includes a gain of $3.9 million on the sale of the assets of radio station KEZY-AM, San Bernardino, California to a corporation owned by one of its Board members.

13. SEGMENT DATA

      SFAS No. 131 “Disclosures About Segments of An Enterprise and Related Information” requires companies to provide certain information about their operating segments. The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of OnePlace and CCM, which do not meet the reportable segment quantitative threshholds and accordingly are aggregated below as other media. Revenue and expenses earned and charged between segments are recorded at fair value. The radio broadcasting segment also operates various radio networks.

      Management uses operating income before depreciation and amortization as its measure of profitability for purposes of assessing performance and allocating resources.

	1999	2000	2001

	(Dollars in thousands)
Net revenue
Radio broadcasting	$87,752	$111,261	$134,038
Other media	6,424	7,916	8,514
Eliminations	(630)	(1,164)	(562)

Consolidated net revenue	$93,546	$118,013	$141,990

Operating expenses
Radio broadcasting	$46,291	$60,839	$86,817
Other media	10,615	15,902	9,221
Corporate	11,057 (1)	10,457	13,774
Eliminations	(630)	(1,164)	(511)

Consolidated operating expenses	$67,333	$86,034	$109,301

Operating income before depreciation and amortization
Radio broadcasting	$41,461	$50,422	$47,221
Other media	(4,191)	(7,986)	(707)
Corporate	(11,057)	(10,457)	(13,774)
Eliminations	—	—	(51)

Consolidated operating income before depreciation and amortization	$26,213	$31,979	$32,689

Depreciation expense
Radio broadcasting	$4,453	$5,384	$6,273
Other media	1,817	1,344	673
Corporate	329	359	494

Consolidated depreciation expense	$6,599	$7,087	$7,440

Amortization expense
Radio broadcasting	$11,214	$17,246	$22,431
Other media	420	1,146	1,421

Consolidated amortization expense	$11,634	$18,392	$23,852

Operating income
Radio broadcasting	$25,794	$27,793	$18,517
Other media	(6,428)	(10,477)	(2,801)
Corporate	(11,386)	(10,816)	(14,268)
Eliminations	—	—	(51)

Consolidated operating income	$7,980	$6,500	$1,397

Total identifiable assets
Radio Broadcasting	$43,508	$65,174	$89,358
Other Media	5,610	2,365	1,668
Corporate	1,547	1,465	2,061

Consolidated identifiable assets	$50,665	$69,004	$93,087

Reconciliation of operating income before depreciation and amortization to pretax income

Operating income before depreciation and amortization	$26,213	$31,979	$32,689
Depreciation	(6,599)	(7,087)	(7,440)
Amortization	(11,634)	(18,392)	(23,852)
Interest Income	1,005	534	1,994
Gain (loss) on sale of assets	(219)	29,567	29,836
Interest expense	(14,219)	(17,452)	(26,542)
Other expense, net	(633)	(857)	(573)

Pretax income (loss)	$(6,086)	$18,292	$6,112

(1)       Includes a one-time stock grant resulting in a charge of $2.6 million ($1.9 million net of tax).

14. CONSOLIDATING FINANCIAL INFORMATION

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 9½% Notes and the 9% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9½% Notes and the 9% Notes. HoldCo and AcquisitionCo are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9½% Notes and the 9% Notes. The restricted net assets of HoldCo as of December 31, 2001 amounted to $143.8 million. Included in other assets of HoldCo presented in the consolidating balance sheet below is $52.4 million of amounts due from Salem and AcquisitionCo as of December 31, 2001. This amount includes a $48.3 million promissory note due from Salem which bears interest at 15.8%, accrued interest receivable on this note and other amounts due from Salem and AcquisitionCo.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2001

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$612	$(116)	$23,378	$—	$23,921
Accounts receivable	—	1,631	1,192	24,872	—	27,695
Other receivables	—	6	188	1,090	—	1,284
Prepaid expenses	—	19	172	1,091	—	1,282
Due from stockholders	—	—	—	302	—	302
Deferred income taxes	993	238	—	1,537	(1,237)	1,531

Total current assets	1,040	2,506	1,436	52,270	(1,237)	56,015
Property, plant, equipment and software, net	—	4,571	1,668	86,848	—	93,087
Intangible assets, net	—	93,486	5,746	244,827	—	344,059
Bond issue costs	—	—	—	7,685	—	7,685
Due from stockholders	—	—	—	448	—	448
Other assets	254,127	8,565	(713)	105,384	(361,403)	5,960

Total assets	$255,167	$109,128	$8,137	$497,462	$(362,640)	$507,254

Current liabilities:
Accounts payable and accrued expenses	$—	$188	$630	$3,764	$(28)	$4,554
Accrued compensation and other	—	236	260	3,640		4,136
Accrued interest	—	—	—	9,748	—	9,748
Deferred subscription revenue	—	—	1,457	—	—	1,457
Income taxes payable	(4)	461	6	219	(638)	44
Current maturities of long-term debt	—	—	23	625	17	665

Total current liabilities	(4)	885	2,376	17,996	(649)	20,604
Long-term debt	111,484	9,414	24,982	317,557	(151,816)	311,621
Deferred income taxes	4,433	20,018	—	16,298	(24,835)	15,914
Other liabilities	156	—	5,719	1,783	(5,913)	1,745
Stockholders’ equity	139,098	78,811	(24,940)	143,828	(179,427)	157,370

Total liabilities and stockholders’ equity	$255,167	$109,128	$8,137	$497,462	$(362,640)	$507,254

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31, 2001

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$—	$6,893	$—	$139,958	$(668)	$146,183
Less agency commissions	—	516	—	11,693	—	12,209

Net broadcasting revenue	—	6,377	—	128,265	(668)	133,974
Other media revenue	—	—	8,436	—	(420)	8,016

Total revenue	—	6,377	8,436	128,265	(1,088)	141,990
Operating expenses:
Broadcasting operating expenses	(3)	4,652	—	82,193	(597)	86,245
Other media operating expenses	—	—	9,221	—	61	9,282
Corporate expenses	—	657	—	13,696	(579)	13,774
Depreciation and amortization	—	2,835	2,095	26,362	—	31,292

Total operating expenses	(3)	8,144	11,316	122,251	(1,115)	140,593

Net operating income (loss)	3	(1,767)	(2,880)	6,014	27	1,397
Other income (expense):
Interest income	—	1,459	133	11,256	(10,854)	1,994
Gain (loss) on sale of assets	—	(102)	(248)	26,626	—	26,276
Gain on sale of assets to related party	—	—	—	3,560	—	3,560
Interest expense	(8,550)	—	(2,308)	(26,538)	10,854	(26,542)
Other expense	—	(48)	(12)	(513)	—	(573)

Income (loss) before income taxes	(8,547)	(458)	(5,315)	20,405	27	6,112
Provision (benefit) for income taxes	(3,248)	838	(2,142)	10,422	(4,145)	1,725

Net income (loss)	$(5,299)	$(1,296)	$(3,173)	$9,983	$4,172	$4,387

15. SUBSEQUENT EVENTS (UNAUDITED)

      Subsequent to December 31, 2001, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars in thousands)
January 11, 2002	KLNA-FM (now KKFS-FM)	Sacramento, CA	$8,650	Yes
Februaury 15, 2002	KIKN-AM	Seattle, WA	500	Yes

			$9,150

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions		Deductions

	Balance	Charged to
	Beginning of	Cost and	Charged to	Bad Debt	Balance at
Description	Period	Expense	Other Accounts	Write-offs	End of Period

Year Ended December 31, 1999 Allowance for Doubtful Accounts	$862	$2,670	$—	$(1,779)	$1,753
Year Ended December 31, 2000 Allowance for Doubtful Accounts	1,753	3,658	—	(1,881)	3,550
Year Ended December 31, 2001 Allowance for Doubtful Accounts	$3,550	$4,711	$—	$(2,512)	$5,749

S-1

EXHIBIT 4.24.03

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                                  AMENDMENT NO. 1

         AMENDMENT  NO. 1 (this  “Amendment”),  dated as of December 27, 2001,  to the Fourth  Amended and Restated
Credit Agreement,  dated as of June 15, 2001, by and among SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a Delaware
corporation (the  “Borrower”),  THE BANK OF NEW YORK, as administrative  agent for the Lenders  thereunder (in such capacity, the “Administrative  Agent”), the other agents party thereto, and the Lenders party thereto (the “Credit
Agreement”).

                                                          RECITALS

I.       Except as otherwise  provided  herein,  capitalized  terms used herein which are not defined  herein shall have the meanings set forth in the Credit Agreement.

II.      The  Borrower has  requested  that the  Administrative  Agent and the  Required  Lenders  amend the Credit
Agreement upon the terms and conditions  contained herein,  and the  Administrative  Agent and the Required Lenders
are willing to do so.

         Accordingly,  in consideration of the covenants,  conditions and agreements hereinafter set forth, and for other good and valuable consideration,  the receipt and adequacy of which are hereby acknowledged,  and pursuant to
Section 11.1 of the Credit Agreement, the parties hereto agree as follows:

1.       Section  1.1 of the  Credit  Agreement  shall be  amended by adding  the  following  defined  terms in the appropriate alphabetical order:

         “Camarillo  Property”:  the  headquarters  facility  of the  Borrower  located at 4880 Santa Rosa
         Road, Camarillo, California.

         “Dallas Property”: the facility of the Borrower located at 6400 Beltline, Irving, Texas.

         “Discontinued  Broadcasting  Station”:  a Broadcasting  Station owned or operated by the Borrower or a  Subsidiary  in  respect  of which the  Borrower  or such  Subsidiary  has  voluntarily  and permanently  discontinued  operations,  which  discontinuance  shall  not  be the  result  of any investigation, notice of violation, order or complaint issued by or before the FCC.

         “KJUN  Acquisition”:  the acquisition by any wholly-owned  Subsidiary of the Borrower of KJUN-FM,
         Portland, Oregon, for an amount not in excess of $35,800,000.

         “KJUN Acquisition Date”: the date on which the KJUN Acquisition is consummated.

         “Net Debt Proceeds”: as defined in Section 2.4(b)(vii).

2.       Section 1.1 of the Credit Agreement shall be amended by amending the defined term  “Applicable  Margin” as follows:

         (a)      The following is added immediately following the table contained in paragraph (a):

         provided that if the Total Leverage  Ratio  required to be maintained  pursuant to Section 6.1(b)
         shall have been  increased  to  7.25:1.00  pursuant to clause (ii) of the  proviso  thereto,  the
         Applicable  Margin with respect to all ABR Loans shall be increased to 1.875% and the  Applicable
         Margin with  respect to all  Eurodollar  Loans and fees  payable  under  Section  3.1(c) shall be increased to 3.250%,  in each case during the period  commencing on the KJUN Acquisition Date and ending on August 31, 2002.

         (b)      The last sentence of paragraph (b) is amended and restated to read as follows:

         Notwithstanding  the foregoing,  if the Borrower  shall fail to deliver a Compliance  Certificate within 60 days  after the end of any of the  first  three  fiscal  quarters,  or within  105 days after the end of the last fiscal  quarter,  of each fiscal  year (each a  “certificate  delivery date”),  the Applicable Margin with respect to all ABR Loans shall be 1.500% (1.875% if the Total
         Leverage  Ratio  required to be maintained  pursuant to Section  6.1(b) shall have been increased to  7.25:1.00  pursuant to clause (ii) of the proviso  thereto)  and the  Applicable  Margin with respect to all  Eurodollar  Loans and fees payable under Section  3.1(c) shall be 2.750%  (3.250%
         if the Total  Leverage  Ratio  required to be  maintained  pursuant to Section  6.1(b) shall have been  increased to 7.25:1.00  pursuant to clause (ii) of the proviso  thereto),  in each case for the period  from and  including  such  certificate  delivery  date to the date of delivery by the
         Borrower  to  the  Administrative  Agent  of  such  Compliance  Certificate  (provided  that  the
         Applicable  Margin of 1.875% and 3.250%  shall be  applicable  only during  that  portion of such period that shall occur during the period  commencing on the KJUN  Acquisition Date and ending on
         August 31, 2002.

3.       Section  1.1 of the  Credit  Agreement  shall be  amended by  amending  and  restating  the  defined  term
“Operating Cash Flow” to read as follows:

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
         Operating  Cash Flow shall be adjusted on a consistent  basis to reflect the  acquisition,  sale, exchange and  disposition  (for purposes of this  definition,  a  disposition  shall be deemed to include  a  Discontinued  Broadcasting  Station)  of  Property  during  such  period  as if  such acquisition,  sale,  exchange or  disposition  of Property had occurred at the  beginning of such period,  provided  that  pro-forma  adjustments  related to certain  station  operations  of such stations  being  acquired  (mutually  agreed upon by the Borrower and the  Administrative  Agent)
         shall be included in the  calculation of Operating  Cash Flow.  Operating Cash Flow shall exclude all gains and losses from the sale or  disposition  of Property and all  extraordinary  gains and losses.

4.       Section  2.4(b) of the  Credit  Agreement  shall be  amended by  inserting  a new clause  (vii) to read as follows:

         (vii)    Mandatory  Reductions of RC Commitments  Relating to Debt Issuances.  The RC Commitments
         shall be reduced  by an amount  equal to 100% of the net cash  proceeds  of the  issuance  of the
         Indebtedness  permitted  by Section  8.1(a)(vii)  to the  extent  such  proceeds  are not used to purchase  or repay  the 1997  Subordinated  Indenture  Notes or the 2001  Subordinated  Indenture
         Notes within 90 days of the issuance of such  Indebtedness  (the amount being  referred to as the
         “Net Debt Proceeds”),  such reduction of the RC Commitments to be effective at the end of such 90 day period.

5.       Section  2.4(c)(ii) of the Credit  Agreement shall be amended by amending and restating the first sentence thereof to read as follows:

         Reductions of the RC  Commitments  made pursuant to Section 2.4(a) or  2.4(b)(ii),  (iii),  (iv),
         (v) and (vii) shall be applied in inverse  order among the  remaining  RC  Commitment  reductions set forth in Section 2.4(b)(i).

6.       Section  2.5(b) of the Credit  Agreement is amended by inserting a new sentence at the end thereof to read as follows:

         The  Borrower  shall  prepay  the RC Loans  on the  date of,  and in an  amount  equal  to,  each reduction of the RC Commitments required by Section 2.4(b)(vii).

7.       Section 4.11(b) of the Credit Agreement is amended and restated to read as follows:

         (b)      Each Loan Party is the  registered  holders of all  licenses  duly  issued by the FCC in respect of all  Broadcasting  Stations owned and operated by it. Such licenses  constitute all of the  authorizations by the FCC or any other  Governmental  Authority  necessary for the operation of the business of each Loan Party  substantially  in the manner presently being conducted by it, and such licenses are validly issued and,  except with respect to any  Discontinued  Broadcasting
         Station,  in full force and effect,  unimpaired by any act or omission by any Loan Party.  To the best  knowledge  of each Loan Party,  except as set forth in Schedule  4.11(b),  no Loan Party or
         Unrestricted  Parent Subsidiary is a party to any  investigation,  notice of violation,  order or complaint  issued by or before the FCC which  could  reasonably  be  expected  to have a Material
         Adverse  Effect.  Except  for such  proceedings  that  affect  the  radio  broadcasting  industry generally  and as set forth in  Schedule  4.11(b),  and except with  respect to any  Discontinued
         Broadcasting  Station,  there are no  proceedings by or before the FCC, which could in any manner materially  threaten or adversely  affect the validity of any of such licenses.  No Loan Party or
         Unrestricted  Parent  Subsidiary  has  knowledge  of a threat  of any  investigation,  notice  of violation,  order,  complaint or proceeding  before the FCC which could reasonably be expected to have a Material  Adverse  Effect or has any reason to believe that any of such  licenses will not be renewed in the ordinary course.

8.       Section  6.1(b) of the Credit  Agreement  shall be amended by replacing the table  contained  therein with the following:

====================================================================== ====================
                               Period                                         Ratio
---------------------------------------------------------------------- --------------------
2001 Subordinated Indenture Issuance Date through December 30, 2001         6.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2001 through December 30, 2002                                 6.75:1.00
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
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2006 and thereafter                                            4.25:1.00
====================================================================== ====================

         provided that if the KJUN  Acquisition  shall be  consummated  prior to September  30, 2002,  the
         Parent shall at all times during the portion of the second  period  referred to above  commencing on the KJUN  Acquisition  Date and ending on September 29, 2002 instead maintain a Total Leverage
         Ratio not greater than:  (i) 7.00:1.00 or (ii) if (A) the KJUN  Acquisition  shall be consummated prior  to  August  31,  2002  and  (B)  the  Parent  or  the  Borrower  shall  have  paid  to the
         Administrative  Agent for the account of each Lender,  on or before the KJUN Acquisition  Date, a fee in an  amount  equal to 0.15% of the RC  Commitment  of such  Lender,  7.25:1.00  during  the period  commencing  on the KJUN  Acquisition  Date and  ending on August 31,  2002 and  7.00:1.00 thereafter to and including September 29, 2002.

9.       Section 7.10 of the Credit Agreement is amended and restated to read as follows:

         7.10     FCC Licenses, Etc.

                  Maintain  and cause each Loan Party to  maintain,  in full force and  effect,  each main station  license issued by the FCC to it for each  Broadcasting  Station,  except with respect to any  Discontinued  Broadcasting  Station.  The Borrower  shall also  maintain and cause each Loan
         Party to maintain,  in full force and effect,  all other material  licenses  (including,  without limitation,  all material auxiliary licenses issued by the FCC), copyrights,  patents,  including all licenses, permits,  applications,  reports,  authorizations and other rights as are necessary for the conduct of its business,  except to the extent that such  ownership or right to use shall terminate  as a matter of law or expire as a matter of  contractual  right  through  no action or default by any Loan Party, and except with respect to any Discontinued Broadcasting Station.

10.      Section  8.1(a) of the Credit  Agreement  is amended by (i)  deleting  the word “and” at the end of clause
(v) thereof,  (ii)  replacing the period at the end of clause (vi) thereof with the word “and” and (iii)  inserting a new clause (vii) to read as follows:

         (vii)    Indebtedness  of a Loan Party in an aggregate  amount not exceeding  $10,000,000,  which
         Indebtedness  may be secured  by  mortgages  or deeds of trust  permitted  by  Section  8.2(xii),
         provided  that  such   Indebtedness   shall  be  in  form  and  substance   satisfactory  to  the
         Administrative  Agent and provided further that the net cash proceeds of such Indebtedness  shall be used by the  Borrower to purchase or repay the 1997  Subordinated  Indenture  Notes,  the 2001
         Subordinated Indenture Notes or the RC Loans.

11.      Section 8.2 of the Credit  Agreement  is amended by (i)  deleting  the word “and” at the end of clause (x)
thereof,  (ii)  replacing  the period at the end of clause (xi) thereof  with the word “and” and (iii)  inserting a new clause (xii) to read as follows:

         (xii)    Liens in the form of mortgages or deeds of trust securing  Indebtedness  permitted under
         Section  8.1(a)(vii),  provided  that  such  mortgages  and  deeds of trust  shall be in form and substance  satisfactory to the  Administrative  Agent and such Liens extend only to the Camarillo
         Property or the Dallas Property, as the case may be.

12.      Section  8.11 of the Credit  Agreement is amended by (a) deleting the word “and” at the end of clause (ii)
thereof,  (b)  replacing  the period with “; and” at the end of clause (iii) thereof and (c) inserting a new clause
(iv) at the end thereof to read as follows:

         (iv)     the prepayment of Indebtedness to the extent permitted pursuant to Section 8.17.

13.      Section  8.17(a) of the Credit  Agreement  is amended by  inserting  a new  sentence at the end thereof to read as follows:

         Notwithstanding  the  foregoing,  the  Borrower  may  prepay or  purchase  the 1997  Subordinated
         Indenture  Notes or the 2001  Subordinated  Indenture  Notes with the  proceeds  of  Indebtedness permitted pursuant to Section  8.1(a)(vii),  provided that such prepayment or purchase is made no later than 90 days after the  issuance  of such  Indebtedness  and  immediately  before and after giving effect thereto no Default or Event of Default shall or would exist.

14.      Section 9.1(m) of the Credit Agreement is amended and restated to read as follows:

         (m)      The FCC or any other  Governmental  Authority  revokes  or fails to renew  any  license, permit  or  franchise  of the  Parent  or any of its  Subsidiaries,  or the  Parent or any of its
         Subsidiaries for any reason loses any license,  permit or franchise,  or the Parent or any of its
         Subsidiaries  suffers the imposition of any restraining order,  escrow,  suspension or impound of funds in  connection  with any  proceeding  (judicial  or  administrative)  with  respect  to any license,  permit  or  franchise,  to the  extent  such  revocation,  failure  to  renew,  loss or imposition (i) pertains to the main  broadcasting  license of any  Broadcasting  Station operated by the Parent or any of its  Subsidiaries,  except with respect to any Discontinued  Broadcasting
         Station, or (ii) is reasonably likely to have a Material Adverse Effect; or

15.      The Lenders  hereby  consent to the release of any  Mortgage  and  related  Liens  granted in favor of the
Administrative  Agent pursuant to the Collateral  Documents on the Camarillo  Property and/or the Dallas  Property,
as  applicable,  in the event that any Loan Party shall incur  Indebtedness  pursuant  to Section  8.1(a)(vii)  and shall elect to secure such Indebtedness with Liens permitted pursuant to Section 8.2(xii).

16.      Paragraphs 1-14 of this Amendment shall not become  effective  until the  Administrative  Agent shall have received:

(a)      counterparts  of  this  Amendment  duly  executed  by  the  Borrower,  the  Subsidiary   Guarantors,   the
         Administrative Agent and the Required Lenders;

(b)      a  certificate,  dated the date hereof,  of the  Secretary  or an  Assistant  Secretary of each Loan Party attaching a true and complete  copy of the  resolutions  of its Board of  Directors  or other  authorizing documents and of all documents  evidencing all necessary  corporate or other action (in form and substance reasonably  satisfactory  to the  Administrative  Agent) taken by it to authorize  this  Amendment and the transactions contemplated hereby and thereby;

(c)      an opinion of the General Counsel of the Parent and the Borrower,  addressed to the  Administrative  Agent and the other  Credit  Parties in form and  substance  satisfactory  to the  Administrative  Agent.  It is understood that such opinion is being delivered to the  Administrative  Agent and the other Credit Parties upon the  direction  of the Parent and the other Loan  Parties and that the  Administrative  Agent and the other Credit Parties may and will rely upon such opinion; and

(d)      for the  account of each Lender  executing  and  delivering  (without  condition)  this  Amendment  to the
         Administrative  Agent before 5:00 p.m.  (New York City time) on December 27, 2001,  an amendment fee equal to 0.200% of such Lender’s RC Commitment on such date.

17.      Paragraph 15 of this Amendment  shall not become  effective  until such time as the  Administrative  Agent shall have received:

(a)      each of the items set forth in Paragraph 16 of this Amendment; and

(b)      counterparts of this Amendment duly executed by all of the Lenders.

18.      In all other  respects  the Credit  Agreement  and other  Loan  Documents  shall  remain in full force and effect.

19.      In order to induce  the  Administrative  Agent and the  Required  Lenders  to  execute  and  deliver  this
Amendment,  the Borrower and the Subsidiary Guarantors each (a) certifies that,  immediately after giving effect to this Amendment,  all  representations  and warranties  contained in the Loan Documents to which it is a party shall be true and correct in all respects with the same effect as though such  representations  and  warranties  had been made on the date hereof,  except as the context otherwise requires or as otherwise  permitted by the Loan Documents or this Amendment,  (b) certifies that,  immediately after giving effect to this Amendment,  no Default or Event of
Default shall exist under the Loan  Documents,  as amended,  and (c) agrees to pay all of the  reasonable  fees and disbursements of counsel to the Administrative  Agent incurred in connection with the preparation,  negotiation and closing of this Amendment.

20.      Each of the Borrower and the Subsidiary  Guarantors (a) reaffirms and admits the validity,  enforceability and  continuing  effect of all Loan  Documents  to which it is a party,  and its  obligations  thereunder,  and (b)
agrees  and  admits  that  as of the  date  hereof  it has no  valid  defenses  to or  offsets  against  any of its obligations to any Credit Party under any Loan Document to which it is a party.

21.      This Amendment may be executed in any number of separate  counterparts and all of said counterparts  taken together  shall be deemed to  constitute  one and the same  document.  It shall not be necessary in making proof of this Amendment to produce or account for more than one counterpart signed by the party to be charged.

22.      This Amendment  shall be governed by, and construed and  interpreted  in accordance  with, the laws of the
State of New York, without regard to principles of conflict of laws.

23.      The parties have caused this Amendment to be duly executed as of the date first written above.

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                                  AMENDMENT NO. 1
                                   FOURTH AMENDED AND RESTATED CREDIT AGREEMENT

SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ JONATHAN L. BLOCK

Name:	Jonathan L. Block
Title:	Vice President and Secretary

ATEP RADIO, INC.
BISON MEDIA, INC.
CARON BROADCASTING, INC.
CCM COMMUNICATIONS, INC.
COMMON GROUND BROADCASTING, INC.
GOLDEN GATE BROADCASTING COMPANY, INC.
INSPIRATION MEDIA OF PENNSYLVANIA, LP
INSPIRATION MEDIA OF TEXAS, LLC
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
SALEM MEDIA OF VIRGINIA, INC.
SALEM MEDIA OF TEXAS, INC.
SALEM MUSIC NETWORK, INC.
SALEM RADIO NETWORK INCORPORATED
SALEM RADIO OPERATIONS, LLC
SALEM RADIO OPERATIONS - PENNSYLVANIA, INC.
SALEM RADIO PROPERTIES, INC.
SALEM RADIO REPRESENTATIVES, INC.
SCA LICENSE CORPORATION
SOUTH TEXAS BROADCASTING, INC.
SRN NEWS NETWORK, INC.
VISTA BROADCASTING, INC.

By:	/s/ JONATHAN L. BLOCK

Name:	Jonathan L. Block
Title:	Vice President and Secretary

THE BANK OF NEW YORK,
in its individual capacity
and as Administrative Agent

By:	/s/ STEPHEN M. NETTLER

Name:	Stephen M. Nettler
Title:	Vice President

FLEET NATIONAL BANK

By:	/s/ WILLIAM WEISS

Name:	William Weiss
Title:	Vice President

UNION BANK OF CALIFORNIA, N.A.

By:	/s/ MATTHEW H. FLEMING

Name:	Matthew H. Fleming
Title:	Assistant Vice President

THE BANK OF NOVA SCOTIA

By:	/s/ IAN A. HODGART

Name:	Ian A. Hodgart
Title:	Authorized Signatory

FIRST HAWAIIAN BANK

By:	/s/ SHANNON SANSEVERO

Name:	Shannon Sansevero
Title:	Media Finance Officer

CITY NATIONAL BANK

By:	/s/ PATRICK M. DRUM

Name:	Patrick M. Drum
Title:	Vice President

ING BARINGS LLC

By:	/s/ WILLIAM JAMES

Name:	William James
Title:	Director

BANKERS TRUST COMPANY

By:	/s/ GREGORY SHEFRIN

Name:	Gregory Shefrin
Title:	Director

THE CHASE MANHATTAN BANK

By:	/s/ DAVID M. MALLETT

Name:	David M. Mallett
Title:	Vice President

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

         2.       Compensation And Benefits.

                  (a)      Cash Salary.  Executive shall receive for services to be rendered hereunder an annual base salary of Five Hundred Thirty Thousand Dollars ($530,000) (the "Base Salary").  Effective January 1, 2002,
the Base Salary shall be increased to Six Hundred Thousand Dollars ($600,000).

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

“EXECUTIVE”

/s/ STUART W. EPPERSON

Stuart W. Epperson

“COMPANY”

SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ JONATHAN L. BLOCK

Jonathan L. Block

EXHIBIT 10.03.07

                                               CONSULTING AGREEMENT

 This Agreement is made and entered into as of the 1st day of July, 2001, by and between Salem Communications
Holding Corporation (“Client”) and Eric H. Halvorson (“Consultant”).

     WHEREAS, Client desires to retain Consultant to perform certain consulting services set forth below and
Consultant is willing to render such consulting services Client on the terms and conditions set forth herein;

      NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, the parties agree as follows:

     1.    Consulting Services.  During the term of this Agreement, Consultant shall devote such time and effort to the affairs of Client as Client and Consultant mutually deem reasonably necessary to fulfill duties for Client consistent with his area of expertise, including advice and services to the Legal Department of Client and such other duties as the Chief Executive Officer of Client may prescribe (“Consulting Services”).  The term
“Consulting Services,” as used herein, shall not mean or refer to services Consultant performs in connection with his regular duties as a member of the Board of Directors of Client.  Consultant shall report directly to the
Chief Executive Officer of Client.

     2.    Term.  This Agreement shall commence on July 1, 2001 and shall continue in full force and effect until terminated by either party upon two (2) weeks prior written notice.

     3.     Consulting Fees.  In consideration of the duties to be performed by Consultant pursuant to this
Agreement, Client agrees to pay Consultant Two Hundred Seventy-Five Dollars ($275.00) per hour, which amount shall be paid within thirty (30) days of Client's receipt of Consultant's written invoice.  Each invoice shall list specific services rendered and shall provide and accounting of Consultant's time to the nearest one tenth
(1/10) of an hour.  In addition to the foregoing, Client shall allow Consultant to continue on the medical insurance plans of Client, and Client shall continue to pay the costs thereof, consistent with the amount Client historically paid while Consultant was an employee of Client.

     4.     Expenses.   In addition to the fees described in Section 3 above, within thirty (30) days after receipt of Consultant's invoice, Client shall reimburse Consultant for all reasonable and necessary business expenses incurred by Consultant in the course of performing Consulting Services for Client and which Client approved in advance. Consultant shall keep accurate records and receipts of such expenditures and shall submit such accounts and proof thereof as may be reasonably necessary to establish to the satisfaction of Client that the expenses incurred by Consultant were ordinary and necessary business expenses incurred by Consultant on behalf of Client.

     5.     Confidentiality.  Consultant agrees that he will not disclose to any other party, without the prior written consent of Client, any information or records that Client furnishes Consultant or that Consultant generates in the course of performing the Consulting Services.  Consultant further agrees that he shall return to
Client all documents, records and similar items containing confidential information furnished by Client or which
Consultant generated in the course of performing his duties and any and all copies of said documents, records or similar items at such time as this Agreement is terminated, or within a reasonable time thereafter.
Notwithstanding any provision in this Agreement to the contrary, the provisions of this Section 5 shall survive the termination of this Agreement.

     6.      Work Product.  Under no circumstances may Consultant use the work product generated pursuant to this
Agreement or any other documents of Client for any purpose other than to further the purposes of Client's retention of Consultant, which work product and documents shall be the sole and exclusive property of Client.

     7.       Independent Contractor.  Client and Consultant acknowledge and agree that in performing the consulting services hereunder, Consultant is acting as an independent contractor and consultant of Client.
Nothing contained herein or otherwise shall be construed in such manner as to create the relationship of employer/employee between Client, Consultant and/or any of Client's employees.  No party will have the authority to enter into agreements of any kind on behalf of the other or otherwise bind or obligate the other in any manner to any third party.  ACCORDINGLY, CONSULTANT UNDERSTANDS THAT CLIENT SHALL NOT WITHHOLD FROM ANY AMOUNTS PAYABLE
TO CONSULTANT NOR PAY ANY AMOUNTS NORMALLY WITHHELD OR PAID IN AN EMPLOYEE/EMPLOYER RELATIONSHIP INCLUDING,
WITHOUT LIMITATION, SOCIAL SECURITY, FEDERAL TAXES, STATE TAXES, UNEMPLOYMENT INSURANCE, DISABILITY INSURANCE OR
WORKER'S COMPENSATION INSURANCE.

      8.       Personal Conduct.  Consultant agrees promptly and faithfully to comply with all policies, requirements, directions, requests and rules and regulations of Client.  Consultant further agrees to conform to all laws and regulations including, without limitation, the rules and regulations of the Federal Communications
Commission, and not at any time to commit any act or become involved in any situation or occurrence tending to bring Client, its subsidiaries or affiliated entities into public scandal, ridicule or which will reflect unfavorably on the reputation of Client, its subsidiaries or affiliated entities.

     9.       Work for Hire.  Consultant hereby agrees that any creative services for the Client will be undertaken in the capacity of an “employee for hire” as is defined under the United States Copyright Act and that all results of his work for the Client pursuant to this Agreement, including, by way of example, the development of programs, themes, titles and characters, and such other intellectual property as may be created in connection herewith, shall be the sole and exclusive property of the Client.

    10.       Assignment.   The parties acknowledge that this Agreement is one for the personal services of
Consultant and shall not be assigned by either party hereto.

11.      Miscellaneous.   This Agreement and all questions of its interpretation, performance, enforceability, and the rights and remedies of the parties hereto shall be determined in accordance with the laws of the State of California.

    12.       Forum Selection.  Consultant agrees that any dispute of any kind arising out of or relating to this
Agreement, other than for equitable enforcement of Sections 5 and 6, above, shall be submitted to final, conclusive and binding arbitration before and according to the rules then prevailing of, at the election of
Consultant, Christian Conciliatory Services or the American Arbitration Association, in Ventura County,
California.  The results of any such arbitration proceeding shall be final and binding both upon Client and upon
Consultant, and shall be subject to judicial confirmation as provided by the Federal Arbitration Act or other applicable law.  Notwithstanding the foregoing, Consultant agrees that Client may seek equitable enforcement of
Sections 5 and 6 of this Agreement in any court with competent jurisdiction, without obligation to prove actual damages or to post bond or other security.

      IN WITNESS WHEREOF, the parties have entered into this Agreement as of the date first written above.

CLIENT:

SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer
CONSULTANT:

By:	/s/ ERIC H. HALVORSON

Eric H. Halvorson

EXHIBIT 23.1

                    Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration  Statement (Form S-8 No. 333-40494)  pertaining to the 1999 Stock  Incentive Plan of Salem  Communications  Corporation  of our report dated  February 25, 2002,  with respect to the consolidated  financial statements and schedule of Salem Communications  Corporation included in the
Annual Report (Form 10-K) for the year ended December 31, 2001.

By:	/s/ Ernst & Young LLP

Woodland Hills, California
March 29, 2002