Form 10-Q
period 2002-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2002-05-15
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      As of May 14, 2002 there were 17,907,317 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I — FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	March 31,
	2001	2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,921	$4,097
Accounts receivable (less allowance for doubtful accounts of $5,749 in 2001 and $6,158 in 2002)	27,695	26,986
Other receivables	1,284	919
Prepaid expenses	1,282	1,416
Due from stockholders	302	259
Deferred income taxes	1,531	1,683

Total current assets	56,015	35,360
Property, plant and equipment, net	93,087	95,600
Broadcast licenses	323,848	337,850
Goodwill	14,154	9,340
Amortizable intangible assets, net	6,057	5,523
Bond issue costs	7,685	7,517
Due from stockholders	448	457
Other assets	5,960	8,251

Total assets	$507,254	$499,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$491
Accrued expenses	3,726	4,538
Accrued compensation and related	4,136	4,592
Accrued interest	9,748	8,451
Deferred subscription revenue	1,457	1,315
Income taxes	44	103
Current portion of long-term debt and capital lease obligations	665	658

Total current liabilities	20,604	20,148
Long-term debt and capital lease obligations, less current portion	311,621	307,674
Deferred income taxes	15,914	14,869
Other liabilities	1,745	1,596
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,904,942 shares and 17,907,567 in 2001 and 2002, respectively	179	179
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,415	147,455
Retained earnings	9,720	7,921

Total stockholders’ equity	157,370	155,611

Total liabilities and stockholders’ equity	$507,254	$499,898

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2002

Gross broadcasting revenue	$32,904	$38,876
Less agency commissions	2,818	3,351

Net broadcasting revenue	30,086	35,525
Other media revenue	1,965	1,695

Total revenue	32,051	37,220
Operating expenses:
Broadcasting operating expenses (including $272 and $250 for the quarter ended March 31, 2001 and 2002, respectively, paid to related parties)	19,850	24,494
Other media operating expenses	2,536	2,033
Corporate expenses (including $31 and $64 for the quarter ended March 31, 2001 and 2002, respectively, paid to related parties)	3,868	3,687
Depreciation and amortization (including $572 and $175 for the quarter ended March 31, 2001 and 2002, respectively, for other media businesses)	7,273	2,878

Total operating expenses	33,527	33,092

Net operating income (loss)	(1,476)	4,128
Other income (expense):
Interest income	795	40
Interest expense	(6,467)	(6,706)
Loss on sale of assets	(8)	(226)
Other expense, net	(55)	(164)

Loss before income taxes	(7,211)	(2,928)
Benefit for income taxes	(2,549)	(1,129)

Net loss	$(4,662)	$(1,799)

Basic and diluted loss per share	$(0.20)	$(0.08)

Basic and diluted weighted average shares outstanding	23,456,088	23,458,164

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2001	2002

OPERATING ACTIVITIES
Net loss	$(4,662)	$(1,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,273	2,878
Amortization of bond issue costs and bank loan fees	183	377
Provision for bad debts	1,116	1,061
Deferred income taxes	(2,563)	(1,197)
Loss on sale of assets	8	226
Changes in operating assets and liabilities:
Accounts receivable	2,229	(87)
Prepaid expenses and other current assets	(546)	(100)
Accounts payable and accrued expenses	4,843	(386)
Deferred subscription revenue	21	(142)
Other liabilities	(160)	128
Income taxes	(27)	59

Net cash provided by operating activities	7,715	1,018

INVESTING ACTIVITIES
Capital expenditures	(7,743)	(4,656)
Deposits on radio station acquisitions	—	(2,700)
Purchases of radio stations	(38,214)	(9,092)
Proceeds from sale of property, plant and equipment and intangible assets	98,358	6
Other assets	399	(354)

Net cash provided by (used in) investing activities	52,800	(16,796)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable to stockholders	1,000	—
Payments of long-term debt and notes payable to stockholders	—	(4,000)
Proceeds from exercise of stock options	—	40
Payments on capital lease obligations	(19)	(11)
Payments of costs related to bank credit facility and debt refinancing	(316)	—
Payments of bond issue costs	—	(75)

Net cash provided by (used in) financing activities	665	(4,046)

Net increase (decrease) in cash and cash equivalents	61,180	(19,824)
Cash and cash equivalents at beginning of period	3,928	23,921

Cash and cash equivalents at end of period	$65,108	$4,097

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,746	$7,627
Income taxes	42	8

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months ended March 31, 2002 and 2001 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries (“Salem,” or “company”), for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      We purchased the assets (principally intangibles) of the following radio stations during the three months ended March 31, 2002:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(in thousands)
January 12, 2002	KLNA-FM (now KKFS-FM)	Sacramento, CA	$8,675	Yes
February 15, 2002	KIKN-AM	Seattle, WA	525	Yes

			$9,200

NOTE 3. ACCOUNTING CHANGE - GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The company began applying the new rules on accounting for goodwill and other intangible assets to assets acquired subsequent to June 30, 2001 and effective January 1, 2002 for all other amounts. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $13 million ($0.56 per share) per year. During the first quarter of 2002, the company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined that there will be no effect on the earnings and financial position of the company as a result of these tests.

      The following table provides a reconciliation of reported net loss for the three months ended March 31, 2001 to net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001:

Three Months Ended March 31, 2001
(Dollars in thousands, except per share data)

Reported net loss	$(4,662)
Add back goodwill and broadcast licenses amortization, net of tax	3,400

Adjusted net loss	$(1,262)

Basic and diluted loss per share:
As reported	$(0.20)
Goodwill and broadcast license amortization, net of tax	0.15

As adjusted	$(0.05)

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2001

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Noncompetition agreements	$12,618	$(12,156)	$462
Customer lists and contracts	7,094	(2,918)	4,176
Favorable and assigned leases	1,800	(1,138)	662
Other intangible assets	2,409	(1,652)	757

	$23,921	$(17,864)	$6,057

	As of March 31, 2002

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Noncompetition agreements	$12,618	$(12,174)	$444
Customer lists and contracts	7,094	(3,356)	3,738
Favorable and assigned leases	1,800	(1,154)	646
Other intangible assets	2,397	(1,702)	695

	$23,909	$(18,386)	$5,523

      Based on the amortizable intangible assets as of March 31, 2002, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	(Dollars in thousands)

2002	$1,842
2003	1,215
2004	1,188
2005	937
2006	390

NOTE 4. BASIC AND DILUTED LOSS PER SHARE

      Basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common stock shares and when dilutive, common stock share equivalents outstanding. Options to purchase 527,105 and 473,200 shares of Class A common stock were outstanding as of March 31, 2001 and 2002, respectively. These options were excluded from the respective computations of diluted net loss per share because their effect would be anti-dilutive and, as such, basic and diluted net loss per share are the same.

      The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended March 31,

	2001	2002

Numerator:
Net loss	$(4,662,000)	$(1,799,000)
Denominator for basic loss per share:
Weighted average shares	23,456,088	23,458,164

Effect of dilutive securities — stock options	—	—

Denominator for diluted loss per share
Weighted average shares adjusted for dilutive securities	23,456,088	23,458,164

Basic loss per share	$(0.20)	$(0.08)

Diluted loss per share	$(0.20)	$(0.08)

NOTE 5. CONTINGENCIES

      Incident to our business activities, we are party to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters, however, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

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

NOTE 6. SUBSEQUENT EVENTS

     On May 2, 2002, we acquired the assets of radio station KJUN-FM (now KFIS-FM), Portland, Oregon, for $35.8 million. We began to operate this station under a local marketing agreement on September 1, 2001.

     Effective as of April 18, 2002, we entered into an interest rate swap agreement for the notional principal amount of $66.0 million. This agreement expires when the 9% senior subordinated notes mature, effectively swapping the fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%.

NOTE 7. SEGMENT DATA

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

	Three Months Ending March 31,

	2001	2002

	(Dollars in thousands)

Net revenue
Radio broadcasting	$30,129	$35,513
Other media	2,028	1,778
Eliminations	(106)	(71)

Consolidated net revenue	$32,051	$37,220

Operating expenses
Radio broadcasting	$20,005	$24,874
Other media	2,548	1,989
Corporate	3,868	3,687
Eliminations	(167)	(336)

Consolidated operating expenses	$26,254	$30,214

Operating income before depreciation and amortization
Radio broadcasting	$10,124	$10,639
Other media	(520)	(211)
Corporate	(3,868)	(3,687)
Eliminations	61	265

Consolidated operating income before depreciation and amortization	$5,797	$7,006

Depreciation expense
Radio broadcasting	$1,411	$2,143
Other media	311	112
Corporate	99	85

Consolidated depreciation expense	$1,821	$2,340

Amortization expense
Radio broadcasting	$5,191	$475
Other media	261	63

Consolidated amortization expense	$5,452	$538

Operating income
Radio broadcasting	$3,522	$8,021
Other media	(1,093)	(385)
Corporate	(3,967)	(3,772)
Eliminations	601	264

Consolidated operating income	$(1,476)	$4,128

Total property, plant and equipment
Radio broadcasting	$72,514	$91,531
Other media	2,165	1,640
Corporate	1,615	2,429

Consolidated property, plant and equipment	$76,294	$95,600

Reconciliation of operating income before depreciation and amortization to pretax income

	Three Months Ending March 31,

	2001	2002

	(Dollars in thousands)

Operating income before depreciation and amortization	$5,797	$7,006
Depreciation	(1,821)	(2,340)
Amortization	(5,452)	(538)
Interest Income	795	40
Loss on sale of assets	(8)	(226)
Interest expense	(6,467)	(6,706)
Other expense, net	(55)	(164)

Pretax loss	$(7,211)	$(2,928)

NOTE 8. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information for Salem Communication Corporation for purposes of presenting the financial position and operating results of certain wholly-owned entities, representing guarantors of the senior subordinated notes, which are consolidated within the company, including Salem Communications Corporation, excluding its subsidiaries (“Parent”), Salem Communications Acquisition Corporation and its subsidiaries (“AcqCo”), CCM Communications, Inc. and OnePlace, LLC (collectively “Other Media”) and Salem Communications Holding Corporation and its subsidiaries (“HoldCo”). HoldCo is the issuer of the outstanding 9% and 9½% senior subordinated notes. Separate financial information is not presented because HoldCo has substantially no assets, operations or cash other than its investment in subsidiaries.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of March 31, 2002

					Issuer and
					Guarantor
	Guarantors				Subsidiaries

				Other			Salem
	Parent	AcqCo		Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$956		$193	$2,901	$—	$4,097
Accounts receivable	—	1,722		1,028	24,236	—	26,986
Other receivables	—	30		150	739	—	919
Prepaid expenses	—	—		158	1,258	—	1,416
Due from stockholders	—	—		—	259	—	259
Deferred income taxes	993	217		—	1,695	(1,222)	1,683

Total current assets	1,040	2,925		1,529	31,088	(1,222)	35,360
Property, plant, equipment and software, net	—	4,663		1,640	89,297	—	95,600
Intangible assets, net	—	93,514		5,683	253,516	—	352,713
Bond issue costs	—	—		—	7,517	—	7,517
Deferred income taxes	—	—		—	—	—
Due from stockholders	—	—		—	457	—	457
Other assets	254,127	—		(410)	102,125	(347,591)	8,251

Total assets	$255,167	$101,102		$8,442	$484,000	$(348,813)	$499,898

Current liabilities:
Accounts payable and accrued expenses	$—	$362		$513	$4,154	$—	$5,029
Accrued compensation and other	—	199		263	4,130	—	4,592
Accrued interest	—	—		—	8,451	—	8,451
Deferred subscription revenue	—	—		1,315	—	—	1,315
Income taxes payable	(4)		461	6	267	(627)	103
Current maturities of long-term debt	—	—		16	642	—	658

Total current liabilities	(4)	1,022		2,113	17,644	(627)	20,148
Long-term debt	111,851	1,024		25,408	312,801	(143,410)	307,674
Deferred income taxes	3,527	20,093		—	16,460	(25,211)	14,869
Other liabilities	165	—		6,271	(4,677)	(163)	1,596
Stockholders’ equity	139,628	78,963		(25,350)	141,772	(179,402)	155,611

Total liabilities and stockholders’ equity	$255,167	$101,102		$8,442	$484,000	$(348,813)	$499,898

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31, 2002

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$—	$2,527	$—	$36,563	$(214)	$38,876
Less agency commissions	—	(186)	—	(3,165)	—	(3,351)

Net broadcasting revenue	—	2,341	—	33,398	(214)	35,525
Other media revenue	—	—	1,778	—	(83)	1,695

Total revenue	—	2,341	1,778	33,398	(297)	37,220
Operating expenses:
Broadcasting operating expenses	—	1,788	—	22,885	(179)	24,494
Other media operating expenses	—	—	1,989	—	44	2,033
Corporate expenses	—	220	—	3,681	(214)	3,687
Depreciation and amortization	—	89	175	2,614	—	2,878

Total operating expenses	—	2,097	2,164	29,180	(349)	33,092

Net operating income (loss)	—	244	(386)	4,218	52	4,128
Other income (expense):
Interest income	—	3	15	2,708	(2,686)	40
Loss on sale of assets	—	—	(20)	(206)	—	(226)
Interest expense	(2,265)	—	(423)	(6,704)	2,686	(6,706)
Other expense	—	—	—	(164)	—	(164)

Income (loss) before income taxes	(2,265)	247	(814)	(148)	52	(2,928)
Provision (benefit) for income taxes	(906)	95	(325)	60	(53)	(1,129)

Net income (loss)	$(1,359)	$152	$(489)	$(208)	$105	$(1,799)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations and disposition of certain assets of other media businesses. See note 2 to our condensed consolidated financial statements.

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

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block program time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and network’s ability to produce results for its advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

      The primary operating expenses incurred in the ownership and operation of our radio stations include employee salaries and commissions, and facility expenses (for example, rent and utilities). Beginning in 2000, in connection with the launch of our contemporary Christian music format in several markets, we incurred increased amounts for promotional expenses and music license fees. In addition to these expenses, our networks incur programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

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

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate broadcast cash flow and EBITDA. We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define after-tax cash flow as income (loss) before extraordinary item minus gain (loss) on disposal of assets (net of income tax) plus depreciation and amortization, plus the tax benefit from non-book amortization of broadcast licenses and goodwill.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $5.4 million or 17.9% to $35.5 million for the quarter ended March 31, 2002 from $30.1 million for the same quarter of the prior year. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2001, partially offset by the sales of radio stations during 2001. On a same station basis, net revenue improved $3.1 million or 14.0% to $25.2 million for the quarter ended March 31, 2002 from $22.1 million for the same quarter of the prior year. The improvement was primarily due to an increase in net revenue at radio stations we acquired in 2000 that were launched as music stations and a small increase in net revenue from our talk stations. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 47.7% for the quarter ended March 31, 2002 from 41.0% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 38.6% for the quarter ended March 31, 2002 from 43.5% for the same quarter of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format.

      OTHER MEDIA REVENUE.       Other media revenue decreased $0.3 million or 15.0% to $1.7 million for the quarter ended March 31, 2002 from $2.0 million for the same quarter in the prior year. The decrease is due primarily to reduced revenues from print advertising in a softening publishing market, partially offset by increased revenue from banner advertising.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $4.6 million or 23.1% to $24.5 million for the quarter ended March 31, 2002 from $19.9 million for the same quarter of the prior year. The increase is primarily attributable to operating expenses associated with the acquisitions of radio stations and a network during 2001, partially offset by a decrease in operating expenses associated with stations sold during 2001. On a same station basis, broadcasting operating expenses increased $1.1 million or 7.7% to $15.4 million for the quarter ended March 31, 2002 from $14.3 million for the same quarter of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period and increased music license fees.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $0.5 million or 20.0% to $2.0 million for the quarter ended March 31, 2002 from $2.5 million for the same quarter in the prior year. The decrease is attributable primarily to the reduction of selling expenses of $0.2 miilion associated with our publishing business, lower legal fees of $0.2 million associated with the Gospel Communications International, Inc. lawsuit and reduced audio streaming costs of $0.1 million for our Internet business due to the streaming of fewer affiliates.

      BROADCAST CASH FLOW.       Broadcast cash flow increased $0.8 million or 7.8% to $11.0 million for the quarter ended March 31, 2002 from $10.2 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 31.0% for the quarter ended March 31, 2002 from 33.9% for the same quarter of the prior year. The decrease is primarily attributable to the effect of radio stations acquired during 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first several years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $2.0 million or 25.6% to $9.8 million for the quarter ended March 31, 2002 from $7.8 million for the same quarter of the prior year.

      CORPORATE EXPENSES.       Corporate expenses decreased $0.2 million or 5.1% to $3.7 million in the quarter ended March 31, 2002 from $3.9 million in the same quarter of the prior year, primarily due to the elimination of office rent as a result of the purchase of our corporate headquarters, partially offset by an increase in additional overhead costs associated with the acquisitions of radio stations and a network during 2001.

      EBITDA.       EBITDA increased $1.2 million or 20.7% to $7.0 million for the quarter ended March 31, 2002 from $5.8 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA increased to 18.8% for the quarter ended March 31, 2002 from 18.1% for the same quarter of the prior year. The increase is primarily attributable to the effect of stations acquired during 2001 and 2002 that previously operated with formats other than their current format, the launch of the contemporary Christian music format in several markets and the improvement of results in other media.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense decreased $4.5 million or 61.6% to $2.9 million for the quarter ended March 31, 2002 from $7.3 million for the same quarter of the prior year. The decrease is due principally to the adoption of SFAS No. 142, which requires the company to discontinue amortizing broadcast licenses and goodwill.

      OTHER INCOME (EXPENSE).       Interest income was $0.8 million for the quarter ended March 31, 2001, primarily related to interest earned on the investment of the proceeds from the sale of the assets of radio station KALC-FM, Denver, Colorado for $100 million in January 2001. Loss on disposal of assets of $0.2 million for the quarter ended March 31, 2002 is primarily due to the disposition of certain property, plant and equipment and intangible assets. Interest expense increased $0.2 million or 3.1% to $6.7 million for the quarter ended March 31, 2002 from $6.5 million for the same quarter of the prior year. The increase is primarily due to increased long-term debt related to our radio station and network acquisitions in 2001. Other expense, net was $0.2 million for the quarter ended March 31, 2002 and was related primarily to bank committment fees related to our credit facility.

      PROVISION (BENEFIT) FOR INCOME TAXES.        Provision (benefit) for income taxes as a percentage of income (loss) before income taxes (that is, the effective tax rate) was 38.6% for the quarters ended March 31, 2002 and 35.3% for the same quarter of the prior year. For the quarters ended March 31, 2002 and 2001 the effective tax rates differ from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET INCOME (LOSS).       We recognized a net loss of $1.8 million for the quarter ended March 31, 2002 as compared to a net loss of $4.7 million for the same quarter of the prior year. Assuming the company had adopted the provisions of SFAS No. 142 on January 1, 2001, the net loss for the quarter ended March 31, 2001 would have been $1.3 million.

      AFTER-TAX CASH FLOW.       After-tax cash flow, including the tax benefit from non-book amortization, increased $1.4 million or 53.8% to $4.0 million for the quarter March 31, 2002 from $2.6 million for the same quarter of the prior year. After-tax cash flow was negatively impacted by the after-tax cash flow of our other media businesses. After-tax cash flow excluding our other media losses (net of income tax) increased $1.2 million or 40.0% to $4.2 million for the quarter ended March 31, 2002 from $3.0 million for the same quarter of the prior year. The increase is due primarily to an increase in broadcast cash flow and a decrease in corporate expenses, partially offset by a decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions of radio stations through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and the senior subordinated notes from operating cash flow and borrowings under our credit faclility.

      We will fund future acquisitions from cash on hand, borrowings under our credit facility, sales of existing radio stations and operating cash flow. We believe that cash on hand, cash flow from operations and borrowings under the credit facility will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

      Cash. Cash and cash equivalents was $4.1 million at March 31, 2002. Working capital was $15.2 million at March 31, 2002. Cash and cash equivalents was $23.9 million at December 31, 2001. The decrease in cash and cash equivalents is due to the use of $9.1 million to acquire two radio stations, $4.7 million for capital expenditures and $4.0 million to repay borrowings under our credit facility.

      Net cash provided by operating activities decreased to $1.0 million for the quarter ended March 31, 2002 compared to $7.8 million in the same period of the prior year, primarily due to an increase in accrued interest due to our issuance of senior subordinated notes in 2001.

      Net cash used in investing activities was $16.8 million for the quarter ended March 31, 2002, compared to net cash provided by investing activities of $52.8 million for the same quarter of the prior year. The decrease is due to cash received for the sale of the assets of radio station KALC-FM, Denver, Colorado, in January 2001 for $100 million, cash used for acquisitions ($9.1 million cash used to purchase the assets of two radio stations during the quarter ended March 31, 2002 as compared to $38.2 million cash used to purchase the assets of five radio stations for the same period of the prior year) and a decrease in capital expenditures.

      Net cash used in financing activities was $4.0 million for the quarter ended March 31, 2002, compared to net cash provided by financing activities of $0.7 million for the same quarter of the prior year. The difference was primarily due to payments made on our long-term debt during the quarter ended March 31, 2002.

      Credit Facility.Our wholly-owned subsidiary, Salem Communications Holding Corporation (“HoldCo”) is the borrower under our credit facility. At March 31, 2002, $57.6 million was outstanding under the credit facility. The credit facility was amended as of May 2, 2002. The description of the credit facility as set forth below reflects the terms of the amendment. The borrowing capacity and aggregate commitments under the credit facility is $146.25 million at March 31, 2002. Some financial ratio tests were modified in May 2002 to provide HoldCo with additional borrowing flexibility. The credit facility matures on June 30, 2007. In June 2001, HoldCo used the net proceeds of the offering of its 9% Senior Subordinated Notes due 2011 to repay approximately $145.5 million of borrowings under the credit facility.

      Amounts outstanding under the credit facility bear interest at a base rate, at HoldCo’s option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%.

      The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of our consolidated existing total adjusted debt to pro forma twelve-month cash flow (the “Total Adjusted Funded Debt to Cash Flow Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility is 6.75 to 1 through May 1, 2002 and 7.25 to 1 from May 2, 2002 through December 30, 2002. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at March 31, 2002 was 6.31 to 1, resulting in a borrowing availability of approximately $19.2 million.

      The credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain finacial tests, including ratios for maximum leverage as described, minimum interest coverage (not less than 1.4 to 1, thereafter increasing periodically until January 1, 2005, at which point it will remain at 2.5 to 1 until June 2007), minimum debt service coverage (a static ratio of not less than 1.1 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.5 to 1) and a minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). As of March 31, 2002, we were in compliance with all such covenants. We and all our subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facility. The credit facility is secured by pledges of all of our and our subsidiaries' assets and all of the capital stock of our subsidiares.

      9½% Senior Subordinated Notes due 2007. In September 1997, we issued $150.0 million principal amount of 9½% senior subordinated notes due 2007. In July 1999, we repurchased $50.0 million in principal amount of those notes with a portion of the net proceeds of our initial public offering.

      In August 2000, HoldCo assumed the indenture governing the existing 9½% notes in connection with the assignment of substantially all of our assets and liabilities to HoldCo, including the obligations as successor issuer under that indenture. The indenture for the 9½% notes contains restrictive covenants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $9.5 million per year in interest on the outstanding 9½% notes. We and all of our subsidiaries (other than HoldCo) are guarantors of the 9½% notes.

      9% Senior Subordinated Notes due 2011. In June 2001, HoldCo issued $150.0 million principal amount of 9% senior subordinated notes due 2011. HoldCo used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility. The indenture for the 9% notes contains restrictive coventants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $13.5 million per year in interest on the 9% notes. We and all our subsidiaries (other than HoldCo) are guarantors of the 9% notes.

      The issuance of the 9% notes places HoldCo and its subsidiaries close to the maximum indebtedness allowed under the indentures, thus limiting future indebtedness including additional borrowings under the credit facility.

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

      We began to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $13 million ($0.56 per share) per year.

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

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $1.7 million as of March 31, 2002 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews the company’s financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Derivative Instruments.

      During the three months ended March 31, 2002 and 2001, we did not invest in market risk sensitive instruments.

      Effective as of April 18, 2002, we entered into an interest rate swap agreement for the notional principal amount of $66.0 million. This agreement expires when the 9% senior subordinated notes mature, effectively swapping the fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%.

      Market Risk.

      Borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the “prime rate” in the United States. As of March 31, 2002, we could borrow up to an additional $19.2 million under the credit facility. At March 31, 2002, we had borrowed $57.6 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%. At March 31, 2002, the blended interest rate on amounts outstanding under our credit facility was 3.77%. At March 31, 2002, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.6 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $250.0 million (relating to the 9½% senior subordinated notes due 2007 and the 9% senior subordinated notes due 2011) as of March 31, 2002, with an aggregate fair value of $260.4 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradeable. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $246.9 million and a hypothetical 1% decrease in the market interest rates would result in the increase of the fair value of the notes to approximately $274.9 million.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Incident to our business activities, we are party to a number of legal proceedings, lawsuits, arbitration and other claims, including the Gospel Communications International, Inc. (“GCI”) matter described in more detail below. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters, however, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits

4.24.04	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 30, 2002, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto.

(b) REPORTS ON FORM 8-K

       No reports on Form 8–K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SALEM COMMUNICATIONS CORPORATION
May 15, 2002
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
May 15, 2002
By: /s/ DAVID A. R. EVANS

David A. R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

4.24.04	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 30, 2002, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto.

EXHIBIT 4.24.04

                                               SALEM COMMUNICATIONS HOLDING CORPORATION
                                                            AMENDMENT NO. 2

         AMENDMENT NO. 2 (this  “Amendment”),  dated as of April 30, 2002, to the Fourth Amended and Restated Credit  Agreement,  dated as of June 15, 2001, by and among SALEM COMMUNICATIONS  HOLDING CORPORATION,  a Delaware corporation (the “Borrower”),  THE BANK OF NEW
YORK, as  administrative  agent for the Lenders  thereunder  (in such capacity,  the  “Administrative  Agent”),  the other agents party thereto, and the Lenders party thereto, as amended by Amendment No. 1, dated as of December 27, 2001 (the “Credit Agreement”).

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

1.       Section 1.1 of the Credit  Agreement  shall be amended by amending and  restating  the defined  terms “KJUN  Acquisition”  and
“KJUN Acquisition Date” in their entirety to read as follows:

                  “KFIS  Acquisition”:  the acquisition by any wholly-owned  Subsidiary of the Borrower of KFIS-FM,  Portland,
         Oregon, for an amount not in excess of $35,800,000.

                  “KFIS Acquisition Date”:  the date on which the KFIS Acquisition is consummated.

2.       Section 1.1 of the Credit Agreement shall be amended by amending the defined term “Applicable Margin” as follows:

                  (a)      The proviso  immediately  following the table contained in paragraph (a) is amended and restated to read as follows:

                  provided  that at all times when the Total  Leverage  Ratio  required to be  maintained  pursuant to Section
                  6.1(b) is greater than  7.00:1.00,  the Applicable  Margin with respect to all ABR Loans shall be 1.875% and the Applicable  Margin with respect to all  Eurodollar  Loans and fees payable under Section 3.1(c) shall be
                  3.250%.

                  (b)      The last sentence of paragraph (b) is amended and restated to read as follows:

                  Notwithstanding  the  foregoing,  if the Borrower shall fail to deliver a Compliance  Certificate  within 60 days after the end of any of the first three fiscal  quarters,  or within 105 days after the end of the last fiscal  quarter,  of each fiscal year (each a  “certificate  delivery  date”),  the  Applicable  Margin with respect to all ABR Loans shall be 1.500%  (1.875% at all times when the Total  Leverage Ratio required to be maintained  pursuant to Section 6.1(b) is greater than 7.00:1.00) and the Applicable  Margin with respect to all  Eurodollar  Loans and fees payable under Section  3.1(c) shall be 2.750%  (3.250% at all times when the
                  Total  Leverage Ratio required to be maintained  pursuant to Section 6.1(b) is greater than  7.00:1.00),  in each case for the period from and including  such  certificate  delivery date to the date of delivery by the
                  Borrower to the Administrative Agent of such Compliance Certificate.

3.       Section 6.1(b) of the Credit Agreement shall be amended and restated to read as follows:

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
---------------------------------------------------------------------- --------------------
2001 Subordinated Indenture Issuance Date through December 30, 2001         6.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2001 to but excluding the KFIS Acquisition Date                6.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
KFIS Acquisition Date through December 30, 2002                             7.25:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2002 through March 30, 2003                                    7.00:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
March 31, 2003 through June 29, 2003                                        6.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
June 30, 2003 through September 29, 2003                                    6.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
September 30, 2003 through December 30, 2003                                6.25:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2003 through June 29, 2004                                     6.00:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
June 30, 2004 through December 30, 2004                                     5.75:1.00
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
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
December 31, 2006 and thereafter                                            4.25:1.00
====================================================================== ====================

4.       Section 6.3(b) of the Credit Agreement shall be amended by replacing the table contained therein with the following:

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
---------------------------------------------------------------------- --------------------
2001 Subordinated Indenture Issuance Date through December 31, 2001         1.40:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
January 1, 2002 through March 31, 2002                                      1.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
April 1, 2002 through September 30, 2002                                    1.40:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
October 1, 2002 through December 31, 2002                                   1.50:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
January 1, 2003 through June 30, 2003                                       1.60:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
July 1, 2003 through March 31, 2004                                         1.75:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
April 1, 2004 through September 30, 2004                                    2.00:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
October 1, 2004 through December 31, 2004                                   2.25:1.00
---------------------------------------------------------------------- --------------------
---------------------------------------------------------------------- --------------------
January 1, 2005 and thereafter                                              2.50:1.00
====================================================================== ====================

5.       Paragraphs 1 through 4 of this Amendment shall not become effective until:

(a)      The  Administrative  Agent shall have received  counterparts of this Amendment duly executed by the Borrower,  the Guarantors, the Administrative Agent and the Required Lenders.

(b)      The  Administrative  Agent  shall have  received a  certificate,  dated the date  hereof,  of the  Secretary  or an  Assistant
         Secretary  of each Loan Party  attaching  a true and  complete  copy of the  resolutions  of its Board of  Directors  or other authorizing  documents  and of all  documents  evidencing  all  necessary  corporate  or other  action (in form and  substance reasonably  satisfactory  to  the  Administrative  Agent)  taken  by it to  authorize  this  Amendment  and  the  transactions contemplated hereby and thereby.

(c)      The KFIS  Acquisition  shall have been  consummated in compliance  with the terms of the Credit  Agreement,  including but not limited to Section 8.3 of the Credit Agreement,  and the  Administrative  Agent shall have received all documents  required in connection therewith.

(d)      The  Administrative  Agent shall have received an opinion of General  Counsel of the Parent and the Borrower  addressed to the
         Administrative  Agent and the other Credit  Parties in form and substance  satisfactory  to the  Administrative  Agent.  It is understood  that such opinion is being delivered to the  Administrative  Agent and the other Credit Parties upon the direction of the Parent and the other Loan  Parties and that the  Administrative  Agent and the other  Credit  Parties may and will rely upon such opinion.

(e)      The  Administrative  Agent shall have  received,  for the account of each Lender,  a fee in an amount equal to 0.15% of the RC
         Commitment of such Lender.

(f)      The  Administrative  Agent shall have received,  for the account of each Lender executing and delivering  (without  condition)
         this  Amendment to the Administrative  Agent before 5:00 p.m.  (New York City time) on April 30, 2002, an amendment fee equal to 0.25% of such Lender's RC Commitment on such date; and

(g)      The Borrower shall have paid the fees and expenses of Special Counsel then due and owing.

6.       In all other respects the Credit Agreement and other Loan Documents shall remain in full force and effect.

7.       In order to induce the Administrative  Agent and the Required Lenders to execute and deliver this Amendment,  the Borrower and the  Guarantors  each (a)  certifies  that,  immediately  before and after giving effect to this  Amendment,  all  representations  and warranties  contained in the Loan  Documents  to which it is a party shall be true and correct in all respects  with the same effect as though such  representations and warranties had been made on the date hereof,  except as the context otherwise requires or as otherwise permitted by the Loan Documents or this Amendment,  (b) certifies that,  immediately  before and after giving effect to this Amendment, no Default or Event of Default shall exist under the Loan Documents,  as amended,  and (c) agrees to pay all of the reasonable fees and disbursements  of counsel to the  Administrative  Agent incurred in connection  with the  preparation,  negotiation and closing of this
Amendment.

8.       Each of the Borrower and the Guarantors  (a) reaffirms and admits the validity,  enforceability  and continuing  effect of all
Loan Documents to which it is a party, and its obligations  thereunder,  and (b) agrees and admits that as of the date hereof it has no valid defenses to or offsets against any of its obligations to any Credit Party under any Loan Document to which it is a party.

9.       This Amendment may be executed in any number of separate  counterparts  and all of said  counterparts  taken together shall be deemed to constitute one and the same  document.  It shall not be necessary in making proof of this Amendment to produce or account for more than one counterpart signed by the party to be charged.

10.      This  Amendment  shall be governed by, and construed and  interpreted  in accordance  with, the laws of the State of New York, without regard to principles of conflict of laws.

11.      The parties have caused this Amendment to be duly executed as of the date first written above.

                                                       [signature pages follow]

SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

SALEM COMMUNICATIONS CORPORATION

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

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
SALEM MEDIA OF KENTUCKY, INC.
SALEM MEDIA OF OHIO, INC.
SALEM MEDIA OF OREGON, INC.
SALEM MEDIA OF PENNSYLVANIA, INC.
SALEM MEDIA OF VIRGINIA, INC.
SALEM MEDIA OF TEXAS, INC.
SALEM MUSIC NETWORK, INC.
SALEM RADIO NETWORK INCORPORATED
SALEM RADIO OPERATIONS - PENNSYLVANIA, INC.
SALEM RADIO PROPERTIES, INC.
SALEM RADIO REPRESENTATIVES, INC.
SCA LICENSE CORPORATION
SOUTH TEXAS BROADCASTING, INC.
SRN NEWS NETWORK, INC.
VISTA BROADCASTING, INC.

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

INSPIRATION MEDIA OF PENNSYLVANIA, LP

By:	Salem Radio Operations-Pennsylvania, Inc. its General Partner
By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

INSPIRATION MEDIA OF PENNSYLVANIA, LP

By:	INSPIRATION MEDIA OF TEXAS, LLC
SALEM MEDIA OF ILLINOIS, LLC
SALEM MEDIA OF NEW YORK, LLC
SALEM RADIO OPERATIONS, LLC

Salem Media Corporation, as Manager
By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

ONEPLACE, LLC

By:	Salem Communications Corporation, as Manager
By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

THE BANK OF NEW YORK,
in its individual capacity
and as Administrative Agent

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

FLEET NATIONAL BANK

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

UNION BANK OF CALIFORNIA, N.A.

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

THE BANK OF NOVA SCOTIA

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

FIRST HAWAIIAN BANK

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

CITY NATIONAL BANK

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

ING BARINGS LLC

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

BANKERS TRUST COMPANY

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title:

JP MORGAN CHASE

By:	/s/ AUTHORIZED SIGNATORY

Name:
Title: