Form 10-Q
period 2002-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2002-08-14
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      As of August 9, 2002, there were 17,929,967 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I — FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	June 30,
	2001	2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,921	$5,370
Accounts receivable (less allowance for doubtful accounts of $5,749 in 2001 and $7,331 in 2002)	27,695	29,299
Other receivables	1,284	1,562
Prepaid expenses	1,282	1,465
Due from stockholders	302	232
Deferred income taxes	1,531	2,383

Total current assets	56,015	40,311
Property, plant and equipment, net	93,087	95,882
Broadcast licenses	323,848	373,731
Goodwill	14,154	9,340
Amortizable intangible assets, net	6,057	5,016
Bond issue costs	7,685	7,371
Due from stockholders	448	436
Other assets	5,960	5,826

Total assets	$507,254	$537,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$310
Accrued expenses	3,726	6,303
Accrued compensation and related	4,136	4,843
Accrued interest	9,748	9,913
Deferred subscription revenue	1,457	1,209
Income taxes	44	34
Current portion of long-term debt and capital lease obligations	665	657

Total current liabilities	20,604	23,269
Long-term debt and capital lease obligations, less current portion	311,621	343,963
Deferred income taxes	15,914	14,562
Other liabilities	1,745	1,631

Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,904,942 shares and 17,929,967 in 2001 and 2002, respectively	179	179
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,415	147,960
Retained earnings	9,720	6,293

Total stockholders’ equity	157,370	154,488

Total liabilities and stockholders’ equity	$507,254	$537,913

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Gross broadcasting revenue	$37,015	$43,279	$69,919	$82,155
Less agency commissions	3,126	3,680	5,944	7,031

Net broadcasting revenue	33,889	39,599	63,975	75,124
Other media revenue	2,103	1,856	4,068	3,551

Total revenue	35,992	41,455	68,043	78,675
Operating expenses:
Broadcasting operating expenses (including $371 and $251 for the quarters ended June 30, 2001 and 2002 respectively, and $612 and $500 for the six months ended June 30, 2001 and 2002 respectively, paid to related parties)	21,241	26,344	41,091	50,838
Other media operating expenses	2,480	1,702	5,016	3,735
Corporate expenses (including $31 and $48 for the quarters ended June 30, 2001 and 2002 respectively, and $107 and $112 for the six months ended June 30, 2001 and 2002 respectively, paid to related parties)	3,367	3,731	7,235	7,418
Legal settlement	—	2,300	—	2,300
Depreciation and amortization (including $379 and $166 for the quarters ended June 30, 2001 and 2002 respectively, and $951 and $341 for the six months ended June 30, 2001 and 2002 respectively, for other media businesses)	7,960	2,931	15,233	5,809

Total operating expenses	35,048	37,008	68,575	70,100

Net operating income (loss)	944	4,447	(532)	8,575
Other income (expense):
Interest income	759	22	1,554	62
Interest expense	(6,282)	(6,719)	(12,749)	(13,425)
Gain (loss) on sale of assets	2,526	(225)	2,518	(451)
Other expense, net	(107)	(112)	(162)	(276)

Loss before income taxes	(2,160)	(2,587)	(9,371)	(5,515)
Benefit for income taxes	(813)	(959)	(3,362)	(2,088)

Net loss	$(1,347)	$(1,628)	$(6,009)	$(3,427)

Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.26)	$(0.15)

Basic and diluted weighted average shares outstanding	23,456,088	23,469,604	23,456,088	23,463,884

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2001	2002

OPERATING ACTIVITIES
Net loss	$(6,009)	$(3,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,233	5,809
Amortization of bond issue costs and bank loan fees	370	626
Provision for bad debts	3,308	2,582
Deferred income taxes	(3,576)	(2,205)
(Gain) loss on sale of assets	(2,518)	451
Changes in operating assets and liabilities:
Accounts receivable	(2,517)	(4,535)
Prepaid expenses and other current assets	(281)	(128)
Accounts payable and accrued expenses	148	2,912
Deferred subscription revenue	(90)	(248)
Other liabilities	(128)	222
Income taxes	(190)	(10)

Net cash provided by operating activities	3,750	2,049

INVESTING ACTIVITIES
Capital expenditures	(11,755)	(7,258)
Deposits on radio station acquisitions	(612)	(65)
Purchases of radio stations	(52,794)	(44,539)
Proceeds from sale of property, plant and equipment and intangible assets	101,124	6
Other assets	(628)	(873)

Net cash provided by (used in) investing activities	35,335	(52,729)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	161,500	36,300
Payments of long-term debt and notes payable	(145,208)	(4,000)
Proceeds from exercise of stock options	—	544
Payments on capital lease obligations	(48)	(23)
Payments of costs related to bank credit facility and debt refinancing	(782)	(514)
Payments of bond issue costs	(4,396)	(178)

Net cash provided by financing activities	11,066	32,129

Net increase (decrease) in cash and cash equivalents	50,151	(18,551)
Cash and cash equivalents at beginning of period	3,928	23,921

Cash and cash equivalents at end of period	$54,079	$5,370

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,680	$15,419
Income taxes	387	134

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months and six months ended June 30, 2002 and 2001 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and its subsidiaries (“Salem,” or “company”), for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      We purchased the assets (principally intangibles) of the following radio stations during the six months ended June 30, 2002:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars in thousands)
January 12, 2002	KLNA-FM (now KKFS-FM)	Sacramento, CA	$8,675	Yes
February 15, 2002	KIKN-AM	Seattle, WA	525	Yes
May 2, 2002	KJUN-FM (now KFIS-FM)	Portland, OR	35,800	Yes

			$45,000

      In June 2002, the company signed a letter of intent to purchase the assets of the Internet portal operations of Crosswalk.com for $4.1 million. We anticipate this transaction to close in the fourth quarter of 2002.

NOTE 3. ACCOUNTING CHANGE - GOODWILL AND OTHER INTANGIBLE ASSETS

      Statement of Financial Accounting Standards No. 145

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion No. 30”), in determining the classification of gains and losses resulting from the extinguishments of debt.

      Additionally, SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

      SFAS 145 will be effective for fiscal years beginning after May 15, 2002 (e.g., January 1, 2003 for calendar-year companies), with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The company has not determined the effect that Statement No. 145 will have on its consolidated financial statements.

      Statements of Financial Accounting Standards Nos. 141 & 142

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

      The company began applying the new rules on accounting for goodwill and other intangible assets to assets acquired subsequent to June 30, 2001 and effective January 1, 2002 for all other amounts. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $13 million ($0.56 per share) per year based on the balance sheet as of December 31, 2001. During the first quarter of 2002, the company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has determined that there will be no effect on the earnings and financial position of the company as a result of these tests.

      The following table provides a reconciliation of reported net loss for the three months and six months ended June 30, 2001 to net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(Dollars in thousands, except per share data)

Reported net loss	$(1,347)	$(6,009)
Add back goodwill and broadcast licenses amortization, net of tax	3,645	7,096

Adjusted net income	$2,298	$1,087

Basic and diluted loss per share:
As reported	$(0.06)	$(0.26)
Goodwill and broadcast license amortization, net of tax	0.16	0.31

As adjusted	$0.10	$0.05

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2001

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Noncompetition agreements	$12,618	$(12,156)	$462
Customer lists and contracts	7,094	(2,918)	4,176
Favorable and assigned leases	1,800	(1,138)	662
Other intangible assets	2,409	(1,652)	757

	$23,921	$(17,864)	$6,057

	As of June 30, 2002

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)
Noncompetition agreements	$12,618	$(12,190)	$428
Customer lists and contracts	7,094	(3,795)	3,299
Favorable and assigned leases	1,800	(1,170)	630
Other intangible assets	2,443	(1,784)	659

	$23,955	$(18,939)	$5,016

      Based on the amortizable intangible assets as of June 30, 2002, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	(Dollars in thousands)

2002	$1,844
2003	1,220
2004	1,193
2005	942
2006	394

NOTE 4. BASIC AND DILUTED LOSS PER SHARE

      Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and when dilutive, common stock share equivalents outstanding. Options to purchase 474,580 and 551,335 shares of Class A common stock were outstanding as of June 30, 2001 and 2002, respectively. These options were excluded from the respective computations of diluted net loss per share because their effect would be anti-dilutive and, as such, basic and diluted net loss per share are the same.

      The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Numerator:
Net loss	$(1,347,000)	$(1,628,000)	$(6,009,000)	$(3,427,000)
Denominator for basic loss per share:
Weighted average shares outstanding	23,456,088	23,469,604	23,456,088	23,463,884

Effect of dilutive securities — stock options	—	—	—	—

Denominator for diluted loss per share
Weighted average shares outstanding adjusted for dilutive securities	23,456,088	23,469,604	23,456,088	23,463,884

Basic loss per share	$(0.06)	$(0.07)	$(0.26)	$(0.15)

Diluted loss per share	$(0.06)	$(0.07)	$(0.26)	$(0.15)

NOTE 5. CONTINGENCIES

      Incident to our business activities, we are party to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. However, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

NOTE 6. SUBSEQUENT EVENTS

      In July 2002, we entered into an agreement to sell the assets of radio station WYGY-FM, Cincinatti, Ohio for $45.0 million. We entered into a local marketing agreement whereby the acquiring corporation will begin to operate the radio station on August 16, 2002. We anticipate this transaction to close in the third quarter of 2002.

      On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon us, as disclosed in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for the quarter ended March 31, 2002. On July 15, 2002, we reached a confidential settlement with GCI for $2.3 million. Separately, we also recently settled two other litigation matters. As a result of these settlements, we recorded a one-time charge of approximately $2.5 million and a charge against broadcast operating expenses of approximately $0.2 million in the second quarter of 2002.

      On August 1, 2002, we entered into an agreement to acquire the assets of radio stations WRLG-FM and WYYB-FM in Nashville, Tennessee, for $5.6 million in cash. We began to operate both stations under a local marketing agreement on August 5, 2002. We anticipate these transactions to close in the fourth quarter of 2002.

NOTE 7. SEGMENT DATA

      SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The company has one reportable operating segment - radio broadcasting, which includes our talk and music formats and our various radio networks. The remaining non-reportable segments consist of OnePlace and CCM, which do not meet the reportable segment quantitative threshholds and accordingly are aggregated below as other media. Revenue and expenses earned and charged between segments are recorded at fair value.

      Management uses operating income before depreciation and amortization as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ending		Six Months Ending
	June 30,		June 30,

	2001	2002	2001	2002

	(Dollars in thousands)

Net revenue
Radio broadcasting	$33,978	$39,601	$64,107	$75,114
Other media	2,216	2,041	4,244	3,819
Eliminations	(202)	(187)	(308)	(258)

Consolidated net revenue	$35,992	$41,455	$68,043	$78,675

Operating expenses
Radio broadcasting	$21,477	$26,400	$41,482	$51,274
Other media	2,600	4,355	5,148	6,344
Corporate	3,367	3,731	7,235	7,418
Eliminations	(356)	(409)	(523)	(745)

Consolidated operating expenses	$27,088	$34,077	$53,342	$64,291

Operating income before depreciation and amortization
Radio broadcasting	$12,501	$13,201	$22,625	$23,840
Other media	(384)	(2,314)	(904)	(2,525)
Corporate	(3,367)	(3,731)	(7,235)	(7,418)
Eliminations	154	222	215	487

Consolidated operating income before depreciation and amortization	$8,904	$7,378	$14,701	$14,384

Depreciation expense
Radio broadcasting	$1,190	$2,144	$2,601	$4,287
Other media	118	103	429	215
Corporate	510	147	609	232

Consolidated depreciation expense	$1,818	$2,394	$3,639	$4,734

Amortization expense
Radio broadcasting	$5,881	$474	$11,072	$949
Other media	261	63	522	126

Consolidated amortization expense	$6,142	$537	$11,594	$1,075

Operating income
Radio broadcasting	$5,430	$10,583	$8,952	$18,604
Other media	(763)	(2,481)	(1,855)	(2,866)
Corporate	(3,877)	(3,878)	(7,844)	(7,650)
Eliminations	154	223	215	487

Consolidated operating income	$944	$4,447	$(532)	$8,575

	December 31,	June 30,
	2001	2002

	(Dollars in thousands)

Total property, plant and equipment, net
Radio broadcasting	$89,358	$91,889
Other media	1,668	1,543
Corporate	2,061	2,450

Consolidated property, plant and equipment, net	$93,087	$95,882

Reconciliation of operating income before depreciation and amortization to pretax income

	Three Months Ending		Six Months Ending
	June 30,		June 30,

	2001	2002	2001	2002

	(Dollars in thousands)

Operating income before depreciation and amortization	$8,904	$7,378	$14,701	$14,384
Depreciation	(1,818)	(2,394)	(3,639)	(4,734)
Amortization	(6,142)	(537)	(11,594)	(1,075)
Interest income	759	22	1,554	62
Loss on sale of assets	2,526	(225)	2,518	(451)
Interest expense	(6,282)	(6,719)	(12,749)	(13,425)
Other expense, net	(107)	(112)	(162)	(276)

Pretax loss	$(2,160)	$(2,587)	$(9,371)	$(5,515)

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

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of June 30, 2002

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$651	$(183)	$4,855	$—	$5,370
Accounts receivable	—	1,893	1,151	26,255	—	29,299
Other receivables	—	5	144	1,413	—	1,562
Prepaid expenses	—	(37)	143	1,359	—	1,465
Due from stockholders	—	—	—	232	—	232
Deferred income taxes	993	216	—	1,810	(636)	2,383

Total current assets	1,040	2,728	1,255	35,924	(636)	40,311
Property, plant, equipment and software, net	—	4,852	1,543	89,487	—	95,882
Intangible assets, net	—	93,615	5,621	288,851	—	388,087
Bond issue costs	—	—	—	7,371	—	7,371
Deferred income taxes	—	—	1,241	4,881	(690)	5,432
Due from stockholders	—	—	—	436	—	436
Other assets	254,127	—	(2,006)	109,353	(361,080)	394

Total assets	$255,167	$101,195	$7,654	$536,303	$(362,406)	$537,913

Current liabilities:
Accounts payable and accrued expenses	$—	$254	$2,781	$3,578	$—	$6,613
Accrued compensation and related	2	196	294	4,351	—	4,843
Accrued interest	—	—	—	9,913	—	9,913
Deferred subscription revenue	—	—	1,209	—	—	1,209
Income taxes payable	(4)	461	6	317	(746)	34
Current maturities of long-term debt	—	—	9	648	—	657

Total current liabilities	(2)	911	4,299	18,807	(746)	23,269
Long-term debt	113,717	972	25,255	361,926	(157,907)	343,963
Deferred income taxes	2,574	20,135	(1,483)	17,523	(24,187)	14,562
Other liabilities	175	—	6,676	(5,045)	(175)	1,631
Stockholders’ equity	138,703	79,177	(27,093)	143,091	(179,391)	154,488

Total liabilities and stockholders’ equity	$255,167	$101,195	$7,654	$536,303	$(362,406)	$537,913

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30, 2002

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$—	$5,218	$—	$77,374	$(437)	$82,155
Less agency commissions	—	(393)	—	(6,638)	—	(7,031)

Net broadcasting revenue	—	4,825	—	70,736	(437)	75,124
Other media revenue	—	—	3,601	—	(50)	3,551

Total revenue	—	4,825	3,601	70,736	(487)	78,675
Operating expenses:
Broadcasting operating expenses	—	3,486	—	47,361	(9)	50,838
Other media operating expenses	—	—	3,826	—	(91)	3,735
Corporate expenses	—	442	—	7,413	(437)	7,418
Legal settlement	—	—	2,300	—	—	2,300
Depreciation and amortization	—	187	341	5,281	—	5,809

Total operating expenses	—	4,115	6,467	60,055	(537)	70,100

Net operating income (loss)	—	710	(2,866)	10,681	50	8,575
Other income (expense):
Interest income	—	7	27	5,532	(5,504)	62
Loss on sale of assets	—	(212)	(20)	(219)	—	(451)
Interest expense	(4,647)	—	(857)	(13,424)	5,503	(13,425)
Other expense	—	—	—	(276)	—	(276)

Income (loss) before income taxes	(4,647)	505	(3,716)	2,294	49	(5,515)
Provision (benefit) for income taxes	(1,859)	138	(1,486)	1,180	(61)	(2,088)

Net income (loss)	$(2,788)	$367	$(2,230)	$1,114	$110	$(3,427)

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

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family themes. Our core business is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own and operate 84 radio stations, including 54 stations in 22 of the top 25 markets. We also own Salem Radio Network®, which we believe to be a leading developer, producer and syndicator of religious and family issues oriented talk, news and music, but not of general broadcast programming, with over 1,600 affiliated radio stations. In addition, we own complementary Internet and publishing businesses.

      Historically, our principal sources of revenue have been:

     •      the sale of block program time, both to national and local program producers,
     •      the sale of advertising time on our radio stations, both to national and local advertisers, and
     •      the sale of advertising time on our national radio network.

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block program time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for its advertisers. Historically, we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate broadcast cash flow, EBITDA and free cash flow. We define broadcast cash flow as net operating income, excluding other media revenue and other media operating expenses, before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. We define free cash flow as income (loss) before extraordinary item minus gain (loss) on disposal of assets (net of income tax) plus depreciation and amortization, plus the tax benefit from non-book amortization of broadcast licenses and goodwill, less maintenance capital expenditures and excluding one-time items. We define maintenance capital expenditures as capital expenditures that are not acquisition related or revenue producing expenditures.

      Although broadcast cash flow, EBITDA and free cash flow are not measures of performance calculated in accordance with generally accepted accounting principles, each measure should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles. We believe that broadcast cash flow, EBITDA and free cash flow are useful because they are generally recognized by the radio broadcasting industry as measures of performance and are used by analysts who report on the performance of broadcast companies. These measures are not necessarily comparable to similarly titled measures employed by other companies.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2002 compared to quarter ended June 30, 2001

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $5.7 million or 16.8% to $39.6 million for the quarter ended June 30, 2002 from $33.9 million for the same quarter of the prior year. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2001, partially offset by the sales of radio stations during 2001. On a same station basis, net revenue improved $4.2 million or 15.7% to $30.9 million for the quarter ended June 30, 2002 from $26.7 million for the same quarter of the prior year. The improvement was primarily due to an increase in net revenue at radio stations we acquired in 2000 that were launched as music stations and a small increase in net revenue from our talk stations. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 49.9% for the quarter ended June 30, 2002 from 44.4% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 35.3% for the quarter ended June 30, 2002 from 39.8% for the same quarter of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format.

      OTHER MEDIA REVENUE.       Other media revenue decreased $0.2 million or 9.5% to $1.9 million for the quarter ended June 30, 2002 from $2.1 million for the same quarter of the prior year. The decrease is due primarily to reduced revenues from print advertising in a softening publishing market, partially offset by increased revenue from banner advertising on our Internet sites.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $5.1 million or 24.1% to $26.3 million for the quarter ended June 30, 2002 from $21.2 million for the same quarter of the prior year. The increase is primarily attributable to operating expenses associated with the acquisitions of radio stations and a network during 2001, partially offset by a decrease in operating expenses associated with stations sold during 2001. On a same station basis, broadcasting operating expenses increased $2.4 million or 14.1% to $19.4 million for the quarter ended June 30, 2002 from $17.0 million for the same quarter of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period and increased music license fees.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $0.8 million or 32.0% to $1.7 million for the quarter ended June 30, 2002 from $2.5 million for the same quarter in the prior year. The decrease is attributable primarily to the reduction of selling expenses associated with our publishing business, lower legal fees associated with the Gospel Communications International, Inc. litigation and reduced audio streaming costs for our Internet business due to the streaming of fewer affiliates.

      BROADCAST CASH FLOW.       Broadcast cash flow increased $0.6 million or 4.7% to $13.3 million for the quarter ended June 30, 2002 from $12.7 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 33.5% for the quarter ended June 30, 2002 from 37.5% for the same quarter of the prior year. The percentage decrease is primarily attributable to the effect of radio stations acquired during 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first several years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $1.8 million or 18.6% to $11.5 million for the quarter ended June 30, 2002 from $9.7 million for the same quarter of the prior year. As a percentage of same station net broadcast revenue, same station broadcast cash flow increased to 37.3% for the quarter ended June 30, 2002 from 36.3% for the same quarter of the prior year.

      CORPORATE EXPENSES.       Corporate expenses increased $0.4 million or 12.1% to $3.7 million in the quarter ended June 30, 2002 from $3.4 million in the same quarter of the prior year, primarily due to an increase in additional overhead costs associated with the acquisitions of radio stations and a network during 2001.

      EBITDA.       EBITDA decreased $1.6 million or 18.0% to $7.3 million for the quarter ended June 30, 2002 from $8.9 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA decreased to 17.6% for the quarter ended June 30, 2002 from 24.7% for the same quarter of the prior year. The decrease is primarily due to the one-time legal settlement. Excluding the effect of the one-time legal settlement, EBITDA increased $0.8 million or 9.0% to $9.7 million, representing 23.4% of total revenues for the quarter ended June 30, 2002.

      The following table provides a reconciliation of operating income (loss) to Adjusted EBITDA (EBITDA adjusted for the one-time legal settlement) for the three months ended June 30, 2001 and 2002:

	Three Months Ended June 30,

	2001	2002

	(Dollars in thousands)

Net operating income	$944	$4,447
Plus depreciation and amortization	7,960	2,931
Plus legal settlement	—	2,300

Adjusted EBITDA	$8,904	$9,678

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense decreased $5.1 million or 63.8% to $2.9 million for the quarter ended June 30, 2002 from $8.0 million for the same quarter of the prior year. The decrease is due principally to the adoption of SFAS No. 142 on January 1, 2002, which requires the company to discontinue amortizing broadcast licenses and goodwill.

      OTHER INCOME (EXPENSE).       Interest income was $0.8 million for the quarter ended June 30, 2001, primarily related to interest earned on the proceeds from the sale of radio station KALC-FM, Denver, Colorado for $100 million in January 2001. Loss on disposal of assets of $0.2 million for the quarter ended June 30, 2002 is primarily due to the disposition of certain property, plant and equipment and intangible assets. Gain on disposal of assets of $2.5 million for the quarter ended June 30, 2001 is primarily due to a gain recognized on the condemnation of certain real property in Seattle, Washington. Interest expense increased $0.4 million or 6.3% to $6.7 million for the quarter ended June 30, 2002 from $6.3 million for the same quarter of the prior year. The increase is primarily due to increased long-term debt related to our radio station and network acquisitions in 2001 and 2002. Other expense, net was $0.1 million for the quarters ended June 30, 2002 and 2001 and was related primarily to bank committment fees related to our credit facility.

      BENEFIT FOR INCOME TAXES.        Benefit for income taxes as a percentage of loss before income taxes (that is, the effective tax rate) was 38.5% for the quarter ended June 30, 2002 and 38.1% for the same quarter of the prior year. For the quarters ended June 30, 2002 and 2001 the effective tax rates differ from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET LOSS.       We recognized a net loss of $1.6 million for the quarter ended June 30, 2002 as compared to a net loss of $1.3 million for the same quarter of the prior year. Assuming the company had adopted the provisions of SFAS No. 142 on January 1, 2001, the net income for the quarter ended June 30, 2001 would have been $2.3 million.

      FREE CASH FLOW.       Free cash flow increased $1.8 million or 58.1% to $4.9 million for the quarter June 30, 2002 from $3.1 million for the same quarter of the prior year. The increase is due primarily to an increase in broadcast cash flow and a decrease in maintenance capital expenditures.

      The following table provides a reconciliation of net loss to free cash flow for the three months ended June 30, 2001 and 2002:

	Three Months Ended June 30,

	2001	2002

	(Dollars in thousands)

Net loss	$(1,347)	$(1,628)
Less (gain) loss on sale of assets, net of tax	(1,516)	135
Plus depreciation and amortization	7,960	2,931
Plus bank and bond fee amortization	202	404
Plus tax benefit of non-book amortization	—	2,903
Less maintenance capital expenditures	(2,238)	(1,274)
Plus legal settlement, net of tax effect	—	1,380

Free cash flow	$3,061	$4,851

Six months ended June 30, 2002 compared to six months ended June 30, 2001

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $11.1 million or 17.3% to $75.1 million for the six months ended June 30, 2002 from $64.0 million for the same period of the prior year. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2000 and 2001, partially offset by the sales of radio stations during 2001. On a same station basis, net revenue improved $7.2 million or 14.7% to $56.1 million for the six months ended June 30, 2002 from $48.9 million for the same period of the prior year. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 1999 and 2000 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 48.9% for the six months ended June 30, 2002 from 42.8% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 36.8% for the six months ended June 30, 2002 from 41.5% for the same period of the prior year. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format in several markets.

      OTHER MEDIA REVENUE.      Other media revenue decreased $0.5 million or 12.2% to $3.5 million for the six months ended June 30, 2002 from $4.1 million for the same period in the prior year. The decrease is due primarily to reduced revenues from print advertising in a softening publishing market, partially offset by increased revenue from banner advertising.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $9.7 million or 23.6% to $50.8 million for the six months ended June 30, 2002 from $41.1 million for the same period of the prior year. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2000 and 2001, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $3.4 million or 10.8% to $34.8 million for the six months ended June 30, 2002 from $31.4 million for the same period of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES.        Other media operating expenses decreased $1.3 million or 26.0% to $3.7 million for the six months ended June 30, 2002 from $5.0 million for the same period in the prior year. The decrease is attributable primarily to the reduction of selling expenses associated with our publishing business, lower legal fees associated with the Gospel Communications International, Inc. litigation and reduced audio streaming costs for our Internet business due to the streaming of fewer affiliates.

      BROADCAST CASH FLOW.      Broadcast cash flow increased $1.3 million or 5.7% to $24.3 million for the six months ended June 30, 2002 from $23.0 million for the same period of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 32.3% for the six months ended June 30, 2002 from 35.8% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $3.8 million or 21.7% to $21.3 million for the six months ended June 30, 2002 from $17.5 million for the same period of the prior year. On a same station basis, broadcast cash flow margin improved $2.2 million or 6.1% to $38.0 million for the six months ended June 30, 2002 from $35.8 million for the same period of the prior year.

      CORPORATE EXPENSES.        Corporate expenses increased $0.2 million or 2.8% to $7.4 million for the six months ended June 30, 2002 from $7.2 million for the same period in the prior year, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2000 and 2001.

      EBITDA.       EBITDA decreased $0.3 million or 2.0% to $14.4 million for the six months ended June 30, 2002 from $14.7 million for the same period of the prior year. As a percentage of total revenue, EBITDA decreased to 18.3% for the six months ended June 30, 2002 from 21.6% for the same period of the prior year. The decrease is primarily due to the one-time legal settlement. Excluding the effect of the one-time legal settlement, EBITDA increased $2.0 million or 13.6% to $16.7 million, representing 21.2% of total revenues for the six months ended June 30, 2002.

      The following table provides a reconciliation of operating income (loss) to Adjusted EBITDA (EBITDA adjusted for the one-time legal settlement) for the six months ended June 30, 2001 and 2002:

	Six Months Ended June 30,

	2001	2002

	(Dollars in thousands)

Net operating income (loss)	$(532)	$8,575
Plus depreciation and amortization	15,233	5,809
Plus legal settlement	—	2,300

Adjusted EBITDA	$14,701	$16,684

      DEPRECIATION AND AMORTIZATION.        Depreciation and amortization expense decreased $9.5 million or 62.1% to $5.8 million for the six months ended June 30, 2002 from $15.3 million for the same period of the prior year. The decrease is due principally to the adoption of SFAS No. 142 on January 1, 2002, which requires the company to discontinue amortizing broadcast licenses and goodwill.

      OTHER INCOME (EXPENSE).        Interest income decreased $1.5 million to $0.1 million for the six months ended June 30, 2002 from $1.6 million for the same period of the prior year, primarily due to interest earned on the investment of the proceeds from the sale of radio station KALC-FM, Denver, Colorado for $100 million in January 2001. Loss on disposal of assets of $0.5 million for the six months ended June 30, 2002 is primarily due to post-closing disposal costs related to the sale of radio stations. Gain on disposal of assets of $2.5 million for the six months ended June 30, 2001 is primarily due to a gain recognized on the condemnation of certain real property in Seattle, Washington. Interest expense increased $0.7 million or 5.5% to $13.4 million for the six months ending June 30, 2002 from $12.7 million for the same period of the prior year. The increase is primarily due to increased long-term debt related to our radio station and network acquisitions in 2001 and 2002. Other expense, net increased $0.1 million to $0.3 million for the six months ended June 30, 2002 from $0.2 million for the same period of the prior year, primarily due to decreased bank commitment fees.

      BENEFIT FOR INCOME TAXES.        Benefit for income taxes as a percentage of loss before income taxes (that is, the effective tax rate) was 38.2% for the six months ended June 30, 2002 and 36.2% for the same period of the prior year. For the six months ended June 30, 2002 and 2001 the effective tax rate differs from the federal statutory income rate of 34.0%, primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET LOSS.        We recognized a net loss of $3.4 million for the six months ended June 30, 2002 as compared to a net loss of $6.0 million for the same period of the prior year. Assuming the company had adopted the provisions of SFAS No. 142 on January 1, 2001, the net income for the six months ended June 30, 2001 would have been $1.1 million.

      FREE CASH FLOW.        Free cash flow increased $4.5 million or 132.4% to $7.9 million for the six months ended June 30, 2002 from $3.4 million for the same period of the prior year. The increase is primarily due to an increase in broadcast cash flow, a reduction in other media operating expenses and a reduction in maintenance capital expenditures.

      The following table provides a reconciliation of net loss to free cash flow for the six months ended June 30, 2001 and 2002:

	Six Months Ended June 30,

	2001	2002

	(Dollars in thousands)

Net loss	$(6,009)	$(3,427)
Less (gain) loss on sale of assets, net of tax	(1,511)	271
Plus depreciation and amortization	15,233	5,809
Plus bank and bond fee amortization	384	781
Plus tax benefit of non-book amortization	—	5,647
Less maintenance capital expenditures	(4,744)	(2,579)
Plus legal settlement, net of tax effect	—	1,380

Free cash flow	$3,353	$7,882

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and the senior subordinated notes from operating cash flow and borrowings under our credit faclility.

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

      Cash. Cash and cash equivalents was $5.4 million at June 30, 2002. Working capital was $16.9 million at June 30, 2002. Cash and cash equivalents was $23.9 million at December 31, 2001. The decrease in cash and cash equivalents is due to the use of $44.5 million to acquire three radio stations, $7.3 million for capital expenditures and $4.0 million to repay borrowings under our credit facility, offset by $32.5 of additional borrowings under our credit facility.

      Net cash provided by operating activities decreased to $2.0 million for the six months ended June 30, 2002 compared to $3.8 million in the same period of the prior year, primarily due to a decrease in EBITDA and an increase in accounts receivable.

      Net cash used in investing activities was $52.7 million for the six months ended June 30, 2002, compared to net cash provided by investing activities of $35.3 million for the same period of the prior year. The decrease is due to cash received for the sale of the assets of radio station KALC-FM, Denver, Colorado, in January 2001 for $100 million, cash used for acquisitions ($44.5 million cash used to purchase the assets of three radio stations during the six months ended June 30, 2002 as compared to $52.8 million cash used to purchase the assets of six radio stations and a network for the same period of the prior year) and a decrease in capital expenditures of $4.4 million.

      Net cash provided by financing activities was $32.4 million for the six months ended June 30, 2002, compared to net cash provided by financing activities of $11.1 million for the same period of the prior year. The difference is due to increased net borrowings under our credit facility and reduced bond issue costs during the six months ended June 30, 2002.

      Credit Facility. Our wholly-owned subsidiary, Salem Communications Holding Corporation (“HoldCo”), is the borrower under our credit facility. At June 30, 2002, $93.9 million was outstanding under the credit facility. The credit facility was amended as of May 2, 2002. The description of the credit facility as set forth below reflects the terms of the amendment. The borrowing capacity and aggregate commitments under the credit facility is $146.3 million at June 30, 2002. Some financial ratio tests were modified in May 2002 to provide HoldCo with additional borrowing flexibility. The credit facility matures on June 30, 2007. In June 2001, HoldCo used the net proceeds of the offering of its 9% senior subordinated notes due 2011 to repay approximately $145.5 million of borrowings under the credit facility.

      Amounts outstanding under the credit facility bear interest at a base rate, at HoldCo’s option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%.

      The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of our consolidated existing total adjusted debt to pro forma twelve-month cash flow (the “Total Adjusted Funded Debt to Cash Flow Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility is 6.75 to 1 through May 1, 2002 and 7.25 to 1 from May 2, 2002 through December 30, 2002. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at June 30, 2002 was 7.14 to 1, resulting in a borrowing availability of approximately $5.0 million.

      The credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage (as described above) minimum interest coverage (not less than 1.4 to 1, thereafter increasing periodically until January 1, 2005, at which point it will remain at 2.5 to 1 until June 2007), minimum debt service coverage (a static ratio of not less than 1.1 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.5 to 1) and a minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). As of June 30, 2002, we were in compliance with all such covenants. We and all our subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facility. The credit facility is secured by pledges of all of our and our subsidiaries’ assets and all of the capital stock of our subsidiares.

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

      The issuance of the 9% notes placed HoldCo and its subsidiaries close to the maximum indebtedness allowed under the indentures, thus limiting future indebtedness including additional borrowings under the credit facility.

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

Intangible assets

      Under the Financial Accounting Standards Board’s new rules (Statement of Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”), we will no longer amortize goodwill and intangible assets deemed to have indefinite lives, but will perform annual impairment tests in accordance with the Statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense will no longer be recorded for our FCC licenses as well as our goodwill effective July 1, 2001 for assets acquired subsequent to June 30, 2001, and effective January 1, 2002 for all other assets. Other intangible assets will continue to be amortized over their useful lives.

      We began to apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $13 million ($0.56 per share) per year based on the balance sheet as of December 31, 2001.

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

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $2.6 million as of June 30, 2002 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews the company’s financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Derivative Instruments

      Effective as of April 18, 2002, we entered into an interest rate swap agreement for the notional principal amount of $66.0 million. This agreement expires when the 9% notes mature, effectively swapping the fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. Our interest expense for the quarter ended June 30, 2002 was reduced by $0.5 million as a result of this agreement.

      Market Risk

      Borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the “prime rate” in the United States. As of June 30, 2002, we could borrow up to an additional $5.0 million under the credit facility. At June 30, 2002, we had borrowed $93.9 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%. At June 30, 2002, the blended interest rate on amounts outstanding under our credit facility was 5.20%. At June 30, 2002, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.9 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $250.0 million (relating to the 9½% notes and the 9% notes) as of June 30, 2002, with an aggregate fair value of $250.8 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradeable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $237.9 million and a hypothetical 100 basis point decrease in the market interest rates would result in the increase of the fair value of the notes to approximately $264.6 million.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Incident to our business activities, we are party to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters, however, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

      On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon us, as disclosed in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for the quarter ended March 31, 2002. On July 15, 2002, we reached a confidential settlement with GCI for $2.3 million. Separately, we also recently settled two other litigation matters. As a result of these settlements, we recorded a one-time charge of approximately $2.5 million and a charge against broadcast operating expenses of approximately $0.2 million in the second quarter of 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company held on June 12, 2002, the following matters were submitted to a vote of stockholders:

A.	Election of the following nominees as directors of the company:
1.	Stuart W. Epperson was elected by a vote of	68,924,146	for, with	363,909	withheld;
2.	Edward G. Atsinger III was elected by a vote of	68,924,146	for, with	363,909	withheld;
3.	Eric H. Halvorson was elected by a vote of	69,192,396	for, with	96,659	withheld;
4.	Roland S. Hinz was elected by a vote of	69,202,705	for, with	85,350	withheld;
5.	Donald P. Hodel was elected by a vote of	13,719,545	for, with	31,550	withheld;
6.	Richard A. Riddle was elected by a vote of	69,256,505	for, with	31,550	withheld;
7.	David Davenport was elected by a vote of	13,719,545	for, with	31,550	withheld; and
8.	Paul Pressler was elected by a vote of	69,256,505	for, with	31,550	withheld.

      The total number of shares of Class A common stock outstanding as of April 19, 2002, the record date for the Annual Meeting, was 17,910,567, the total number of shares of Class B common stock outstanding as of that date was 5,553,696.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits

10.08.14	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH)
99.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(b) REPORTS ON FORM 8-K

       No reports on Form 8–K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SALEM COMMUNICATIONS CORPORATION
August 14, 2002
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
August 14, 2002
By: /s/ DAVID A. R. EVANS

David A. R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.08.14	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH)
99.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 10.08.14

ASSET PURCHASE AGREEMENT, DATED JUNE 2002, BY AND BETWEEN CARON BROADCASTING, INC. AND
SUSQUEHANA RADIO CORP. (WYGY-FM, CINCINNATI, OH)

                                             ASSET PURCHASE AGREEMENT
                                             ------------------------

THIS ASSET PURCHASE AGREEMENT (this "Agreement") is made as of June 25, 2002, by and between CARON BROADCASTING,
INC.,an Ohio corporation ("Seller") and  SUSQUEHANNA RADIO CORP., a Pennsylvania corporation ("Buyer").

                                                    RECITALS
                                                    --------
A. Seller owns and operates radio station WYGY-FM, licensed to Lebanon, Ohio (the "Station") pursuant to certain authorizations issued by the Federal Communications Commission (the "FCC").

B. Subject to the terms and conditions set forth herein and subject to the approval of the FCC, Buyer desires to acquire the Station Assets (defined below).

NOW, THEREFORE, taking the foregoing into account, and in consideration of the mutual covenants and agreements set forth herein, the parties, intending to be legally bound, hereby agree as follows:

                                                     ARTICLE I
                                                     ---------

                                                 PURCHASE OF ASSETS
                                                 ------------------
1.1  Station Assets.  On the terms and subject to the conditions hereof, on the Closing Date (defined below),
Seller shall sell, assign, transfer, convey and deliver to Buyer, and Buyer shall purchase and acquire from Seller, all of the right, title and interest of Seller in and to all of the assets, properties, interests and rights of Seller of whatsoever kind and nature, real and personal, tangible and intangible, which are used exclusively in the operation of the Station and specifically described in this Section 1.1, but excluding the
Excluded Assets as hereafter defined (the "Station Assets"):

    (a) all licenses, permits and other authorizations that are issued to Seller by the FCC with respect to the Station (the "FCC Licenses") and described on Schedule 1.1(a), including any renewals or modifications thereof between the date hereof and Closing;

    (b) all equipment, electrical devices, antennae, cables, tools, hardware, office furniture and fixtures, office materials and supplies, inventory, motor vehicles, spare parts and other tangible personal property of every kind and description that are used exclusively in the operation of the Station and listed on Schedule 1.1(b), except any retirements or dispositions thereof made between the date hereof and Closing in the ordinary course of business and consistent with past practices of Seller (the "Tangible Personal Property");

   (c) all Time Sales Agreements and Trade Agreements (both defined in Section 2.1), Real Property Leases
(defined in Section 7.7), and other contracts, agreements, and leases that are used in the operation of the
Station and listed on Schedule 1.1(c), together with all contracts and agreements made between the date hereof and Closing in the ordinary course of business that are used in the operation of the Station
(the "Station Contracts").

  (d) all of Seller's rights in and to the Station's call letters and Seller's rights in and to the trademarks, trade names, service marks, franchises, copyrights, computer software, programs and programming material, jingles, slogans, logos, and other intangible property that are used exclusively in the operation of the
Station and listed on Schedule 1.1(d) (the "Intangible Property"); and

 (e)Seller's rights in and to all the files, documents, records, and books of account (or copies thereof)
relating exclusively to the operation of the Station, including the Station's local public files, programming information and studies, blueprints,technical information and engineering data, advertising studies, marketing and demographic data, sales correspondence, lists of advertisers, credit and sales reports, and logs, but excluding records relating to Excluded Assets (defined below).

The Station Assets shall be transferred to Buyer free and clear of liens, claims and encumbrances ("Liens")
except for (i) Assumed Obligations (defined in Section 2.1), (ii) liens for taxes not yet due and payable and for which Buyer receives a credit pursuant to Section 3.3, and (iii) such liens, easements, rights of way, building and use restrictions,exceptions, reservations and limitations that do not in any material respect detract from the value of the property subject thereto or impair the use thereof in the ordinary course of the business of the Station(the matters listed in (ii) and (iii) are collectively defined as "Permitted Liens").

  1.2 Excluded Assets.  Notwithstanding anything to the contrary contained herein, the Station Assets shall not include the following assets along with all right, title and interest therein (the "Excluded Assets"):

  (a) all cash and cash equivalents of Seller, including without limitation certificates of deposit, commercial paper, treasury bills, marketable securities, asset or money market accounts and all similar accounts or investments;

  (b) all accounts receivable or notes receivable arising in the operation of the Station prior to Closing;

  (c)  all tangible and intangible personal property of Seller disposed of or consumed in the ordinary course of business of Seller between the date of this Agreement and Closing;

  (d) all Station Contracts that terminate or expire prior to Closing in the ordinary course of business of Seller;

  (e) Seller's name, corporate minute books, charter documents, corporate stock record books and such other books and records as pertain to the organization, existence or share capitalization of Seller, duplicate copies of the records of the Station, and all records not relating exclusively to the operation of the Station;

  (f) contracts of insurance, and all insurance proceeds or claims made thereunder; and

  (g) all pension, profit sharing or cash or deferred  plans and trusts and the assets thereof and any other employee benefit plan or arrangement and the assets thereof, if any, maintained by Seller.

                                                 ARTICLE II
                                                 ----------

                                            ASSUMPTION OF OBLIGATIONS
                                            -------------------------

   2.1  Assumed Obligations.  On the Closing Date, Buyer shall assume the obligations of Seller
(the "Assumed Obligations")arising after Closing under the Station Contracts, including without limitation all agreements for the sale of advertising time on the Station for cash in the ordinary course of business
("Time Sales Agreements") and all agreements for the sale of advertising time on the Station for non-cash consideration ("Trade Agreements") provided that an adjustment and proration shall be made in favor of Buyer to the extent that value of advertising time remaining to be broadcast exceeds the fair market value of goods and services to be received by more than $10,000.

   2.2   Retained Obligations.  Buyer does not assume or agree to discharge or perform and will not be deemed by reason of the execution and delivery of this Agreement or any agreement, instrument or document delivered pursuant to or in connection with this Agreement or otherwise by reason of the consummation of the transactions contemplated hereby, to have assumed or to have agreed to discharge or perform, any liabilities, obligations or commitments of Seller of any nature whatsoever whether accrued, absolute, contingent or otherwise and whether or not disclosed to Buyer, other than the Assumed Obligations (all such obligations other than the Assumed Obligations are defined herein as the "Retained Obligations").

                                                      ARTICLE III
                                                      -----------

                                                     PURCHASE PRICE
                                                     --------------

   3.1  Purchase Price.  In consideration for the sale of the Station Assets to Buyer, in addition to the assumption of the Assumed Obligations, Buyer shall at Closing (defined below) deliver to Seller, by wire transfer of immediately available funds, FORTY-FIVE MILLION DOLLARS ($45,000,000), subject to adjustment pursuant to Section 3.3 (the "Purchase Price").

   3.2  Deposit.  Within one (1) business day from the date of this Agreement, Buyer shall deposit
TWO MILLION DOLLARS ($2,000,000) in cash (the "Deposit") with Cohn and Marks, LLP (the "Escrow Agent")
pursuant to the Escrow Agreement (the "Escrow Agreement") of even date herewith among Buyer, Seller and the Escrow Agent.  The Escrow Agreement is attached hereto as Exhibit A.

At Closing, the Deposit shall be applied to the Purchase Price and any interest accrued thereon shall be disbursed to Buyer.  If this Agreement is terminated by Seller due to Buyer's failure to consummate the Closing on the Closing Date or if this Agreement is otherwise terminated by Seller pursuant to Section 14.1(c), the Deposit and any interest accrued thereon shall be disbursed to Seller as partial payment of the Liquidated Damages Amount defined in Section 14.3.  If this Agreement is terminated for any other reason, the Deposit and any interest accrued thereon shall be disbursed to Buyer.

3.3       Prorations and Adjustments.  Except as otherwise provided herein, all deposits, reserves and prepaid and deferred income
          --------------------------
and expenses relating to the Station Assets or the Assumed Obligations and arising from the conduct of the business and operations of the Station shall be prorated between Buyer and Seller in accordance with generally accepted accounting principles as of 11:59 p.m.
on the date immediately preceding the Closing Date.  Such prorations shall include, without limitation, all ad valorem, real estate and other property taxes (but excluding taxes arising by reason of the transfer of the Station Assets as contemplated hereby which shall be paid as set forth in Section 15.2), business and license fees, music and other license fees (including any retroactive adjustments thereof), utility expenses, amounts due or to become due under Station Contracts, rents, lease payments and similar prepaid and deferred items.  Real estate taxes shall be apportioned on the basis of taxes assessed for the preceding year, with a reapportionment, if any, as soon as the new tax rate and valuation can be ascertained.  Except as otherwise provided herein, the prorations and adjustments contemplated by this Section 3.3, to the extent practicable, shall be made on the Closing Date.  As to those prorations and adjustments not capable of being ascertained on the Closing Date, an adjustment and proration shall be made within ninety (90) calendar days of the Closing Date.  In the event of any disputes between the parties as to such adjustments, the amounts not in dispute shall nonetheless be paid at the time provided herein and such disputes shall be determined by an independent certified public accountant mutually acceptable to the parties, and the fees and expenses of such accountant shall be paid one-half by Seller and one-half by Buyer.

      3.4  Allocation.  The Purchase Price shall be allocated among the Station Assets in accordance with an appraisal by the
           ----------
appraisal firm of Bond and Pecaro, whose fees shall be borne by Buyer.  Seller and Buyer agree to use the allocations determined pursuant to this Section 3.4 for all tax purposes, including without limitation, those matters subject to Section 1060 of the
Internal Revenue Code of 1986, as amended.

                                                              ARTICLE IV
                                                              ----------

                                                                CLOSING
                                                                -------

The consummation of the sale and purchase of the Station Assets (the "Closing") shall take place in person or via facsimile at the offices of Seller in Camarillo, California, or at such other place as the parties agree, at 10:00 A.M. Pacific Time on the date (the
"Closing Date") that is the later of (i) ten (10) days after the FCC Consent (defined below) becomes a Final Order (defined below), or
(ii) the date as soon as practicable following satisfaction or waiver of the conditions precedent hereunder (other than those to be satisfied at Closing).

                                                               ARTICLE V
                                                               ---------

                                                         GOVERNMENTAL CONSENTS
                                                         ---------------------

      5.1  FCC Filing.  Closing is subject to and conditioned upon an action, order or decision of the FCC granting its consent to
           ----------
the assignment of the FCC Licenses to Buyer ("FCC Consent"), and the FCC Consent having become a Final Action.  For purposes of this
Agreement, a "Final Action" shall be defined as an action of the FCC that has not been reversed, stayed, enjoined, set aside, annulled or suspended; with respect to which no timely petition for reconsideration or administrative or judicial appeal or sua
                                                                                                                            ----
sponte action of the FCC with comparable effect is pending and as to which the time for filing any such petition or appeal
-------
(administrative or judicial) or for the taking of any such sua sponte action of the FCC has expired.  Within five (5) business days
                                                           -----------
after execution of this Agreement, Buyer and Seller shall file an application with the FCC (the "FCC Application") requesting the FCC
Consent.  Buyer and Seller shall diligently prosecute the FCC Application and otherwise use their best efforts to obtain the FCC
Consent as soon as possible.  If the FCC Consent imposes upon Buyer any condition other than a materially adverse condition, Buyer shall timely comply therewith.

     5.2  General.  Buyer and Seller shall notify each other of all documents filed with or received from any governmental agency
          -------
with respect to this Agreement or the transactions contemplated hereby.  Buyer and Seller shall furnish each other with such information and assistance as the other may reasonably request in connection with their preparation of any governmental filing hereunder.

                                                              ARTICLE VI
                                                              ----------

                                                REPRESENTATIONS AND WARRANTIES OF BUYER
                                                ---------------------------------------

Buyer hereby makes the following representations and warranties to Seller:

     6.1  Organization and Standing.  Buyer is validly existing and in good standing under the laws of the jurisdiction of its
          -------------------------
organization, and is qualified to do business in each jurisdiction in which the Station Assets are located.  Buyer has the requisite power and authority to execute and deliver this Agreement and all of the other agreements and instruments to be executed and delivered by Buyer pursuant hereto (collectively, the "Buyer Ancillary Agreements"), to consummate the transactions contemplated hereby and thereby and to comply with the terms, conditions and provisions hereof and thereof.

     6.2  Authorization. Except as set forth in Section 10.7, the execution, delivery and performance of this Agreement and the Buyer
          -------------
Ancillary Agreements by Buyer have been duly authorized and approved by all necessary action of Buyer and do not require any further authorization or consent of Buyer.  This Agreement is, and each Buyer Ancillary Agreement when executed and delivered by Buyer and the other parties thereto will be, a legal, valid and binding agreement of Buyer enforceable in accordance with its respective terms, except in each case as such enforceability may be limited by bankruptcy, moratorium, insolvency, reorganization or other similar laws affecting or limiting the enforcement of creditors' rights generally and except as such enforceability is subject to general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

6.3       No Conflicts.   Neither the execution and delivery by Buyer of this Agreement and the Buyer Ancillary Agreements or the
          ------------
consummation by Buyer of any of the transactions contemplated hereby or thereby nor compliance by Buyer with or fulfillment by Buyer of the terms, conditions and provisions hereof or thereof will:  (i) conflict with any organizational documents of Buyer or any law, judgment, order or decree to which Buyer is subject; or (ii) require the approval, consent, authorization or act of, or the making by
Buyer of any declaration, filing or registration with, any third party or any foreign, federal, state or local court, governmental or regulatory authority or body, except the FCC Consent.

                       6.4  Qualification.  Buyer is legally, financially and otherwise qualified to be the licensee of, acquire, own
                            -------------
and operate the Station under the Communications Act of 1934, as amended (the "Communications Act") and the rules, regulations and policies of the FCC ("FCC Rules").  There are no facts that would, under existing law and the existing rules, regulations, policies and procedures of the FCC, disqualify Buyer as an assignee of the FCC Licenses or as the owner and operator of the Station.  No waiver of any FCC rule or policy is necessary for the FCC Consent to be obtained.  There is no action, suit or proceeding pending or threatened against Buyer that questions the legality or propriety of the transactions contemplated by this Agreement or could materially adversely affect Buyer's ability to perform its obligations hereunder.  Buyer has and will have available on the Closing
Date sufficient funds to enable it to consummate the transactions contemplated hereby.

6.5       No Finder.  No broker, finder or other person is entitled to a commission, brokerage fee or other similar payment in
          ---------
connection with this Agreement or the transactions contemplated hereby as a result of any agreement or action of Buyer or any party acting on Buyer's behalf.

                                                              ARTICLE VII
                                                              -----------

                                               REPRESENTATIONS AND WARRANTIES OF SELLER
                                               ----------------------------------------

Seller makes the following representations and warranties to Buyer:

     7.1   Organization.  Seller is validly existing and in good standing under the laws of the jurisdiction of its organization, and
           ------------
is qualified to do business in each jurisdiction in which the Station Assets are located.  Seller has the requisite power and authority to execute and deliver this Agreement and all of the other agreements and instruments to be executed and delivered by
Seller pursuant hereto (collectively, the "Seller Ancillary Agreements"), to consummate the transactions contemplated hereby and thereby and to comply with the terms, conditions and provisions hereof and thereof.

     7.2  Authorization. The execution, delivery and performance of this Agreement and the Seller Ancillary Agreements by Seller have
          -------------
been duly authorized and approved by all necessary action of Seller and do not require any further authorization or consent of
Seller.  This Agreement is, and each Seller Ancillary Agreement when executed and delivered by Seller and the other parties thereto will be, a legal, valid and binding agreement of Seller enforceable in accordance with its respective terms, except in each case as such enforceability may be limited by bankruptcy, moratorium, insolvency, reorganization or other similar laws affecting or limiting the enforcement of creditors' rights generally and except as such enforceability is subject to general principles of equity
(regardless of whether such enforceability is considered in a proceeding in equity or at law).

     7.3 No Conflicts.  Neither the execution and delivery by Seller of this Agreement and the Seller Ancillary Agreements or the
         ------------
consummation by Seller of any of the transactions contemplated hereby or thereby nor compliance by Seller with or fulfillment by
Seller of the terms, conditions and provisions hereof or thereof will:  (i) conflict with any organizational documents of Seller or any law, judgment, order, or decree to which Seller is subject or, except as set forth on Schedule 1.1(c), any Station Contract; or
                                                                                          ---------------
(ii) require the approval, consent, authorization or act of, or the making by Seller of any declaration, filing or registration with, any third party or any foreign, federal, state or local court, governmental or regulatory authority or body, except the FCC Consent.

7.4       FCC Licenses.  Seller is the holder of the FCC Licenses described on Schedule 1.1(a).  The FCC Licenses are in full force
          ------------                                                         ---------------
and effect and have not been revoked, suspended, canceled, rescinded or terminated and have not expired.  There is not pending any action by or before the FCC to revoke, suspend, cancel, rescind or materially adversely modify any of the FCC Licenses (other than proceedings to amend FCC Rules of general applicability), and there is not now issued or outstanding, by or before the FCC, any order to show cause, notice of violation, notice of apparent liability, or notice of forfeiture against Seller with respect to the
Station.  The Station is operating in compliance in all material respects with the FCC Licenses, the Communications Act, and the FCC
Rules

     7.5  Taxes.  Seller has, in respect of the Station's business, filed all foreign, federal, state, county and local income,
          -----
excise, property, sales, use, franchise and other tax returns and reports that are required to have been filed by it under applicable law and has paid all taxes that have become due pursuant to such returns or pursuant to any assessments that have become payable.

7.6        Personal Property.  Schedule 1.1(b) contains a list of all material items of Tangible Personal Property included in the
           -----------------   ---------------
Station Assets.  Seller has title to the Tangible Personal Property free and clear of Liens other than Permitted Liens.  The Tangible
Personal Property has been maintained in accordance with industry practices, is in good operating condition subject to ordinary wear and tear, and is operating, in all material respects, in conformance with the requirements of the FCC Licenses and FCC Rules.

7.7       Real Property.  Seller has no ownership interest in real property other than as the lessee of real property.
         --------------
Schedule 1.1(c) includes a description of each lease of real property or similar agreement included in the Station Assets (the "Real
---------------
Property Leases").  The Real Property Leases provide access to the Stations' facilities.

7.8        Contracts.  Each of the Station Contracts (including without limitation each of the Real Property Leases) is in effect and
           ---------
is binding upon Seller and, to Seller's knowledge, the other parties thereto (subject to bankruptcy, insolvency, reorganization or other similar laws relating to or affecting the enforcement of creditors' rights generally).  Seller has performed its obligations under each of the Station Contracts in all material respects, and is not in material default thereunder, and to Seller's knowledge, no other party to any of the Station Contracts is in default thereunder in any material respect.

7.9      Environmental.  To Seller's knowledge, no material or substance to which exposure is prohibited, limited or regulated under
         -------------
any applicable environmental, health or safety law has been generated, stored, transported or released on, in, from or to the real property that is the subject of the Real Property Leases or the Tangible Personal Property.  Seller has complied in all material respects with all environmental, health and safety laws, regulations and ordinances applicable to the Station.  There is no proceeding pending or, to Seller's knowledge, threatened, that may result in the reversal, termination, modification or suspension of any environmental or health or safety permits necessary for the operation of the Station as currently conducted.  There are no PCBs contained in any of the Station Assets.

7.10       Intangible Property.  Schedule 1.1(d) contains a description of the material Intangible Property included in the Station
            ------------------   ---------------
Assets.  Except as set forth on Schedule 1.1(d), Seller has received no notice of any claim that its use of the Intangible Property
                                ---------------
infringes upon any third party rights. Except as set forth on Schedule 1.1(d), Seller owns or has the right to use the Intangible
                                                              ---------------
Property free and clear of Liens other than Permitted Liens.

7.11       Financial Information.  Attached hereto as Schedule 7.11 are the following:  (i) revenue and expense summaries for the
           ---------------------                      -------------
Station for the months of July, 2000 through May, 2002; (ii) detailed revenue and expense statements for the Station for the period ended December 31, 2000, for the year-to-date periods ended March 31, June 30, September 30 and December 31, 2001, and for the
year-to-date period ended March 31, 2002, and (iii) balance sheets of the Station as of each of the dates referenced in (ii), above
(the "Financial Information").  The Financial Information fairly presents the financial position of the Station as of the respective dates of the balance sheets contained therein and the results of the operations of the Station for the respective periods covered by the statements of income contained therein, and the Financial Information is complete and correct in all material respects.

      7.12  Litigation.  There are no claims, investigations or administrative, arbitration or other proceedings pending or, to
            -----------
Seller's knowledge, threatened against Seller that would, individually or in the aggregate if adversely determined, have a material adverse effect on the Sale Assets or the operation of the Station, or which would give any third party the right to enjoin the transactions contemplated by this Agreement. There is no basis for any such claim, investigation, action, suit or proceeding that would, individually or in the aggregate if adversely determined, have a material adverse effect on the Station Assets or operation of the Station. There are no existing or pending orders, judgments or decrees of any court or governmental agency affecting Seller, the
Station or any of the Station Assets that would materially adversely affect the Station's operations or the Station Assets.

     7.13  Labor Matters.
           ---------------

         (a)      Except as set forth on Schedule 7.13, Seller is not a party to any collective bargaining agreement, and there is no
                                         -------------
collective bargaining agreement that determines the terms and conditions of employment of any employees of Seller.

         (b)      With respect to the Station:

                           (i) There is no labor strike, dispute, slow-down or stoppage pending or, to the knowledge of Seller, threatened against the Station;

                           (ii) There are neither pending nor, to Seller's knowledge, threatened, any suits, actions, administrative proceedings, union organizing activities, arbitrations, grievances or other proceedings between Seller and any employees of the
Station or any union representing such employees; and there are no existing labor or employment or other controversies or grievances involving employees of the Station which have had or are reasonably likely to have a material adverse effect on the operation of the
Station;

                           (iii)  (A) Seller is in compliance in all material respects with all laws, rules and regulations relating to the employment of labor and all employment contractual obligations, including those relating to wages, hours, collective bargaining, affirmative action, discrimination, sexual harassment, wrongful discharge and the withholding and payment of taxes and contributions except for such non-compliance which individually or in the aggregate would not have a material adverse effect on the business or financial condition of the Station;  (B) Seller has withheld all amounts required by law or agreement to be withheld from the wages or salaries of its employees; and (C) Seller is not liable to any present or former employees or any governmental authority for damages, arrears of wages or any tax or penalty for failure to comply with the foregoing except for such liability which individually or in the aggregate would not have a material adverse effect on the business or financial condition of the Station;

                           (iv)  Except as set forth on Schedule 7.13, Buyer's consummation of the transactions contemplated by this
                                                        -------------
Agreement in accordance with the terms hereof shall not, as a result of or in connection with the transactions contemplated hereby, impose upon Buyer the obligation to pay any severance or termination pay under any agreement, plan or arrangement binding upon Seller.

     7.14  Compliance with Law.  Seller has complied in all material respects with all laws, regulations, rules, writs, injunctions,
           -------------------
ordinances, franchises, decrees or orders of any court or of any foreign, federal, state, municipal or other governmental authority that are applicable to the operation of the Station.  There is no action, suit or proceeding pending or threatened against Seller in respect of the Station that will subject Buyer to liability or which questions the legality or propriety of the transactions contemplated by this Agreement.  To Seller's knowledge, there are no governmental claims or investigations pending or threatened against Seller in respect of the Station (except those affecting the industry generally).

     7.15  Tax Returns.  Seller has filed all federal, state and local tax returns that are required to be filed, and has paid all
           -----------
taxes and all assessments to the extent that such taxes and assessments have become due, other than such returns, taxes and assessments, the failure of which to file or pay would not, individually or in the aggregate, have a material adverse effect on Buyer.

     7.16  Insurance.  There is now in full force and effect with reputable insurance companies fire and extended coverage insurance
           ---------
with respect to all material tangible Station Assets and public liability insurance, all in commercially reasonable amounts.

     7.17  No Undisclosed Liabilities.  As of the Closing, Seller shall have no liabilities or obligations of any nature, whether or
           --------------------------
not accrued, contingent or otherwise, that relate to the Station or the Station Assets, except liabilities or obligations that would not in the aggregate materially restrict, limit, increase the cost or burden of or otherwise materially adversely affect or materially impair the right of Buyer to the ownership, use, control, enjoyment or operation of the Station.

     7.15  No Finder. No broker, finder or other person is entitled to a commission, brokerage fee or other similar payment in
           ---------
connection with this Agreement or the transactions contemplated hereby as a result of any agreement or action of Seller or any party acting on Seller's behalf.

                                                               ARTICLE VIII
                                                               ------------

                                                            SELLER'S COVENANTS
                                                            ------------------

     8.1 Conduct of the Station's Business Prior to the Closing Date.   Seller covenants and agrees with Buyer that between the date
         -------------------------------------------------------------
hereof and the Closing Date, unless the Buyer otherwise agrees in writing (which agreement shall not be unreasonably withheld or delayed), except as permitted by this Agreement or except as performed pursuant to any time brokerage agreement ("TBA") that may be entered into by Buyer and Seller prior to the Closing Date, Seller shall:

         (a)  Use reasonable commercial efforts to maintain insurance upon all of the Tangible Personal Property and commercial general liability coverage in such amounts and of such kind comparable to that in effect on the date hereof with respect to such assets and with respect to the operation of the Station, with insurers of substantially the same or better financial condition;

         (b)  Operate the Station and otherwise conduct its business in all material respects in accordance with the terms or conditions of any TBA, the FCC Licenses, the Communications Act, the FCC Rules and all other rules and regulations, statutes, ordinances and orders of all governmental authorities having jurisdiction over any aspect of the operation of the Station.

            (c)  Comply in all material respects with all Station Contracts now or hereafter existing that are material, individually or in the aggregate, to the operation of the Station;

         (d)  Promptly notify Buyer of any material default by, or claim of default against, any party under any Station Contracts that are material, individually or in the aggregate, to the operation of the Station, and any event or condition that, with notice or lapse of time or both, would constitute an event of default under such Station Contracts;

         (e)  Not mortgage, pledge or subject to any Lien, other than a Permitted Lien, any of the Station Assets;

         (f)  Not sell, lease or otherwise dispose of, nor agree to sell, lease or otherwise dispose of, any of the Station Assets, except for dispositions in the ordinary course of business or except for Station Assets that are replaced with assets of equivalent kind and value;

         (g)      Not amend or terminate any Station Contract, other than in the ordinary course of business and not in any manner that is materially adverse to Buyer;

         (h)      Not introduce any material change with respect to the operation of the Station including, without limitation, any material changes in the broadcast hours of the Station or any other material change in the Station's programming policies, except such changes as in the sole discretion of Seller, exercised in good faith after consultation with Buyer, are in Seller's judgment required by the public interest;

         (i)      Notify Buyer of any material litigation pending or threatened against Station or any material damage to or destruction of any assets included or to be included in the Station Assets.

     8.2  Other Consents.  Seller shall use its reasonable best efforts to obtain the consent or waivers to the transactions
          ---------------
contemplated by this Agreement required under any assumed Station Contracts; provided that Seller shall not be required to pay or grant any material consideration in order to obtain any such consent or waiver.

     8.3  Tax Returns and Payments.  All taxes pertaining to ownership of the Station Assets or operation of the Station prior to the
          -------------------------
Closing Date will be timely paid; provided that Seller shall not be required to pay any such tax so long as the validity thereof shall be contested in good faith by appropriate proceedings and Seller shall have set aside adequate reserves with respect to any such tax.

8.4      Access Prior to and Following the Closing Date.  Prior to the Closing, Buyer and its
         -----------------------------------------------
representatives may make such reasonable investigation of the assets and business of the Station as it may desire; and Seller shall give to Buyer, its engineers, counsel, accountants and other representatives reasonable access during normal business hours throughout the period prior to the Closing to personnel and all of the assets, books, records and files of or pertaining to the
Station.  During the period of any TBA, Buyer shall have access to and use of the Station's studio/office space.  Following the
Closing, Buyer shall have access to and use of the Station's studio/office space without any rental charge for a period not to exceed ninety (90) days; provided, however, that Seller shall have the exclusive use of one production studio during such period.

                                                              ARTICLE IX
                                                              ----------

                                                            JOINT COVENANTS
                                                            ---------------

Buyer and Seller hereby covenant and agree that between the date hereof and Closing:

            9.1 Cooperation.  Subject to express  limitations  contained  elsewhere  herein,  each party (i) shall cooperate fully with
                -----------
one another in taking any reasonable actions (including  without  limitation,  reasonable actions to obtain the required consent of any governmental  instrumentality  or any third party) necessary or helpful to accomplish the transactions  contemplated by this Agreement, including but not limited to the prompt  satisfaction of any condition to Closing set forth herein,  and (ii) shall not take any action that  conflicts  with its  obligations  hereunder or that causes its  representations  and  warranties to become untrue in any material respect.

           9.2  Notification  of Breach;  Opportunity  to Cure.  Buyer agrees to promptly  notify  Seller in the event Buyer,  prior to
                ----------------------------------------------
the Closing  Date,  becomes  aware of a breach by Seller of its  warranties  and  representations  hereunder or a violation of Seller's covenants and  agreements  hereunder  that, if not cured,  would  constitute a failure by Seller to satisfy the condition  precedent to
Buyer's  obligation to close under  Section  10.1,  below.  Upon receipt of such notice,  Seller shall  undertake to cure the breach or violation  at its sole  expense  within  thirty  (30) days.  In the event the breach or  violation  is of a nature that cannot be cured within  such thirty (30) day  period,  Seller  shall have the right to proceed  beyond such period to effect the cure so long as Seller has promptly  commenced and diligently  continued its efforts to cure, and in such event the Closing shall be delayed  pending the cure or the parties otherwise enter into a mutually satisfactory agreement for completion of the cure following Closing.

     9.3 Control of Station.  Buyer shall not,  directly or  indirectly,  control,  supervise or direct the  operations  of the Station
         ------------------
prior to Closing.  Such  operations,  including  complete  control and  supervision  of all Station  programs,  employees and policies, shall, subject to the terms of any TBA, be the sole responsibility of Seller.

     9.4  Consents to Assignment.  The parties shall use commercially reasonable efforts to obtain any third party consents necessary
          ----------------------
for the assignment of any Station Contract (which shall not require any payment to any such third party).  To the extent that any
Station Contract may not be assigned without the consent of any third party, and such consent is not obtained prior to Closing, this
Agreement and any assignment executed pursuant hereto shall not constitute an assignment thereof, but to the extent permitted by law shall constitute an equitable assignment by Seller and assumption by Buyer of Seller's rights and obligations under the applicable
Station Contract, with Seller making available to Buyer the benefits thereof and Buyer performing the obligations thereunder on
Seller's behalf.

       9.5   Employee Matters.  Prior to Closing, Seller shall deliver to Buyer a list of employees of the Station that Seller does
             ----------------
not intend to retain after Closing.  Buyer may interview and elect to hire such listed employees, but not any other employees of
Seller.  Buyer is obligated to hire only those employees that are under employment contracts (and assume Seller's obligations and liabilities under such employment contracts) that are included in the Station Contracts.  With respect to employees hired by Buyer
("Transferred Employees"), to the extent permitted by law, Seller shall provide Buyer access to its personnel records and such other information as Buyer may reasonably request prior to Closing. With respect to such hired employees, Seller shall, subject to the provisions of any TBA, be responsible for the payment of all compensation and accrued employee benefits payable by it until Closing and thereafter Buyer shall be responsible for all such obligations payable by it.  Buyer shall cause all employees it hires to be eligible to participate in its "employee welfare benefit plans" and "employee pension benefit plans" (as defined in Section 3(1) and
3(2) of ERISA, respectively) in which similarly situated employees are generally eligible to participate; provided, however, that all such employees and their spouses and dependents shall be eligible for coverage immediately after Closing (and shall not be excluded from coverage on account of any pre-existing condition) to the extent provided under such plans.  For purposes of any length of service requirements, waiting periods, vesting periods or differential benefits based on length of service in any such plan for which such employees may be eligible after Closing, Buyer shall ensure that service with Seller shall be deemed to have been service with the Buyer.  In addition, Buyer shall ensure that each such employee receives credit under any welfare benefit plan of Buyer for any deductibles or co-payments paid by such employees and dependents for the current plan year under a plan maintained by Seller.

       9.6 1031 Exchange.  At or prior to Closing, Seller may assign its rights under this Agreement (in whole or in part) to a
           -------------
qualified intermediary (as defined in Treasury regulation section 1.1031(k)-1(g)(4)) or similar entity or arrangement ("Qualified
Intermediary").  Upon any such assignment, Seller shall promptly give written notice thereof to Buyer, and Buyer shall cooperate with the reasonable requests of Seller and any Qualified Intermediary in connection therewith.  Without limiting the generality of the foregoing, if Seller gives notice of such assignment, Buyer shall (i) promptly provide Seller with written acknowledgment of such notice and (ii) at Closing, pay the Purchase Price (or any portion thereof designated by the Qualified Intermediary) to or on behalf of the Qualified Intermediary (which payment shall, to the extent thereof, satisfy the obligations of Buyer to make such payment hereunder).  Seller's assignment to a Qualified Intermediary will not relieve Seller of any of its duties or obligations herein.
Except for the obligations of Buyer set forth in this Section, Buyer shall not have any liability or obligation to Seller for the failure of the contemplated exchange to qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code unless such failure is the result of the material breach or default by Buyer under this Agreement.

                                                               ARTICLE X
                                                               ---------

                                          CONDITIONS PRECEDENT TO BUYER'S OBLIGATION TO CLOSE
                                          ---------------------------------------------------

The obligations of Buyer hereunder are, at its option, subject to satisfaction, at or prior to Closing, of each of the following conditions:

10.1      Representations, Warranties and Covenants.  The representations and warranties of Seller made in this Agreement (i) that
          -----------------------------------------
are qualified by materiality shall be complete and correct in all respects as of the Closing Date, and (ii) that are not qualified by materiality shall be complete and correct in all material respects as of the Closing Date, except in each case for changes permitted or contemplated by the terms of this Agreement, (iii) the covenants and agreements to be complied with and performed by Seller at or prior to Closing and that are qualified by materiality shall have been complied with or performed in all respects, and (iv) the covenants and agreements to be complied with and performed by Seller at or prior to Closing and that are not qualified by materiality shall have been complied with or performed in all material respects.  Buyer shall have received a certificate dated as of the Closing
Date from Seller, executed by an authorized officer of Seller to the effect that the conditions set forth in this Section have been satisfied.

10.2     Governmental Consent.  The FCC Consent shall have become a Final Action without any condition materially adverse to Buyer,
         --------------------
and no court or governmental order prohibiting Closing shall be in effect.

      10.3    Opinion of Seller's FCC Counsel.  Buyer shall have received from Seller's FCC counsel an opinion, dated the Closing
              -------------------------------
Date, in form and substance reasonably satisfactory to Buyer's FCC counsel, to the effect that:

                   (a)     The FCC Licenses listed on Schedule 1.1(a) are valid, in good standing and in full force and effect and
                                                      ----------------
include all material licenses, permits and authorizations that are necessary under the FCC Rules for Seller to operate the Station in the manner in which the Station is currently being operated.

                (b)    To counsel's knowledge, no condition has been imposed by the FCC as part of any FCC License that is not set forth on the face thereof as issued by the FCC or contained in the FCC Rules applicable generally to stations of the type, nature, class or location of the Station.

                (c)    No proceedings are pending or, to counsel's knowledge, are threatened that may result in the revocation, modification, non-renewal of, suspension of, or the imposition of a material adverse condition upon, any of the FCC Licenses, the denial of any pending applications, the issuance of any cease and desist order or the imposition of any fines, forfeitures or other administrative actions by the FCC that would constitute a material adverse condition on the continued operation of the Station, other than proceedings affecting the radio broadcasting industry in general.

In rendering such opinion, counsel shall be entitled to rely upon Seller's representations and warranties in this Agreement and to limit its inquiry to its files and such FCC files and records as are available to it as of 10:00 A.M. Eastern time the business day immediately preceding the Closing Date.  Counsel may state that, as to any factual matters embodied in, or forming a basis for any legal opinion expressed in, such opinion, counsel's knowledge is based solely on such inquiry.

    10.4  Opinion of Seller's Counsel.  Buyer shall have received from Seller's general counsel an opinion, dated the Closing Date,
          ---------------------------
in form and substance reasonably satisfactory to Buyer's general counsel, and containing the opinions set forth in Exhibit B attached
                                                                                                                   ---------
hereto.

     10.5  Other Consents.  Seller shall have obtained in writing and provided to Buyer on or before the Closing Date, without any
           ---------------
condition materially adverse to Buyer or the Station, the material consents or waivers to the transactions contemplated by this
Agreement required under those Station Contracts that Buyer has assumed.

     10.6  Delivery of Closing Documents.  Seller shall have delivered or caused to
           ------------------------------
be delivered to Buyer on the Closing Date each of the documents required to be delivered pursuant to Section 12.1.
                                                                                                     -------------

     10.7  Approval of Board of Directors.  Approval of the Board of Directors of Buyer's parent, Susquehanna Pfaltzgraff Co. on or
           ------------------------------
before July 2, 2002.

                                                              ARTICLE XI
                                                              ----------

                                         CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO CLOSE
                                         ----------------------------------------------------

The obligations of Seller hereunder are, at its option, subject to satisfaction, at or prior to Closing, of each of the following conditions:

11.1     Representations, Warranties and Covenants.  The representations and warranties of Buyer made in this Agreement shall be true
         -----------------------------------------
and correct in all material respects as of the Closing Date except for changes permitted or contemplated by the terms of this
Agreement, and the covenants and agreements to be complied with and performed by Buyer at or prior to Closing shall have been complied with or performed in all material respects.  Seller shall have received a certificate dated as of the Closing Date from
Buyer, executed by an authorized officer of Buyer, to the effect that the conditions set forth in this Section have been satisfied.

11.2     Governmental Consents.  The FCC Consent shall have been obtained without any condition materially adverse to Seller, and no
         ---------------------
court or governmental order prohibiting Closing shall be in effect.

11.3     Opinion of Buyer's Counsel.  Seller shall have received from Buyer's general counsel an opinion, dated the Closing Date, in
         --------------------------
form and substance reasonably satisfactory to Seller's general counsel, and containing the opinions set forth in Exhibit B attached
                                                                                                                 ---------
hereto.

     11.4  Delivery of Closing Documents. Buyer shall have delivered or caused to be delivered to Seller on the Closing Date each of
           -----------------------------
the documents required to be delivered pursuant to Section 12.2.

            11.5  Approval of Board of Directors.  Approval of the Board of Directors of Seller's parent, Salem Communications
                  ------------------------------
Holding Corporation, on or before July 2, 2002.

                                                              ARTICLE XII
                                                              -----------

                                                 DOCUMENTS TO BE DELIVERED AT CLOSING
                                                 ------------------------------------

12.1       Seller's Documents.  At Closing, Seller shall deliver or cause to be delivered to Buyer:
           ------------------

(a)      certified copies of resolutions authorizing its execution, delivery and performance of this Agreement, including the consummation of the transactions contemplated hereby;

(b)       the certificate described in Section 10.1; and

(c)      such bills of sale, assignments, documents of title and other instruments of conveyance, assignment and transfer as may be necessary to convey, transfer and assign the Station Assets to Buyer, free and clear of Liens, except for Permitted Liens.

(d)      The opinions of counsel required by Sections 10.3 and 10.4.

12.2       Buyer's Documents.  At Closing, Buyer shall deliver or cause to be delivered to Seller:
           -----------------

(a)       certified copies of resolutions authorizing its execution, delivery and performance of this Agreement, including the consummation of the transactions contemplated hereby;

(b)      the certificate described in Section 11.1; and

(c)      such documents and instruments of assumption as may be necessary to assume the Assumed Obligations, and the Purchase Price in accordance with Section 3.1 hereof.

(d)      The opinion of counsel required by Section 11.3.

                                                             ARTICLE XIII
                                                             ------------

                                                      SURVIVAL; INDEMNIFICATION.
                                                      -------------------------

      13.1   Survival.  The covenants, agreements, representations and warranties in this Agreement shall survive Closing for a period
             --------
of one (1) year from the Closing Date whereupon they shall expire and be of no further force or effect, except those under (i) this
Article 13 that relate to Damages (defined below) for which written notice is given by the indemnified party to the indemnifying party prior to the expiration, which shall survive until resolved and (ii) Sections 2.1 (Assumed Obligations), 3.3 (Adjustments), 3.4
(Allocation), and 15.2 (Expenses), and indemnification obligations with respect to such provisions, which shall survive until performed.

13.2       Indemnification by Seller. From and after the Closing, Seller shall defend, indemnify and hold harmless Buyer from and
           -------------------------
against any and all losses, costs, damages, liabilities and expenses, including reasonable attorneys' fees and expenses ("Damages")
incurred by Buyer arising out of or resulting from:  (i) any breach or default by Seller under this Agreement; (ii) the Retained
Obligations; or (iii) the business or operation of the Stations before Closing; provided, however, that Seller shall have no liability to Buyer hereunder until, and only to the extent that, Buyer's aggregate Damages exceed $100,000.

      13.3   Indemnification by Buyer.  From and after the Closing, Buyer shall defend, indemnify and hold harmless Seller from and
             ------------------------
against any and all Damages incurred by Seller arising out of or resulting from:  (i) any breach or default by Buyer under this
Agreement; (ii) the Assumed Obligations; or (iii) the business or operation of the Stations after Closing; provided, however, that
Buyer shall have no liability to Seller hereunder until, and only to the extent that, Seller's aggregate Damages exceed $100,000.

      13.4  Indemnification Procedures.  The indemnified party shall give prompt written notice to the indemnifying party of any
            --------------------------
demand, suit, claim or assertion of liability by third parties or other circumstances that could give rise to an indemnification obligation hereunder against the indemnifying party (a "Claim"), but a failure to give such notice or delaying such notice shall not affect the indemnified party's right to indemnification and the indemnifying party's obligation to indemnify as set forth in this
Agreement, except to the extent the indemnifying party's ability to remedy, contest, defend or settle with respect to such Claim is thereby prejudiced.  The obligations and liabilities of the parties with respect to any Claim shall be subject to the following additional terms and conditions:

           (a)  The indemnifying party shall have the right to undertake, by counsel or other representatives of its own choosing, the defense or opposition to such Claim.

(b)       In the event that the indemnifying party shall elect not to undertake such defense or opposition, or, within twenty (20)
days after written notice (which shall include sufficient description of background information explaining the basis for such Claim)
of any such Claim from the indemnified party, the indemnifying party shall fail to undertake to defend or oppose, the indemnified party (upon further written notice to the indemnifying party) shall have the right to undertake the defense, opposition, compromise or settlement of such Claim, by counsel or other representatives of its own choosing, on behalf of and for the account and risk of the indemnifying party (subject to the right of the indemnifying party to assume defense of or opposition to such Claim at any time prior to settlement, compromise or final determination thereof).

           (c)  Notwithstanding anything contained herein to the contrary: (i) the indemnified party shall have the right, at its own cost and expense, to participate in the defense, opposition, compromise or settlement of the Claim; (ii) the indemnifying party shall not, without the indemnified party's written consent, settle or compromise any Claim or consent to entry of any judgment which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the indemnified party of a release from all liability in respect of such Claim; and (iii) in the event that the indemnifying party undertakes defense of or opposition to any
Claim, the indemnified party, by counsel or other representative of its own choosing and at its sole cost and expense, shall have the right to consult with the indemnifying party and its counsel or other representatives concerning such Claim and the indemnifying party and the indemnified party and their respective counsel or other representatives shall cooperate in good faith with respect to such Claim.

            (d)  The indemnifying party shall pay all undisputed claims within thirty (30) days after receiving notice of the Claim.
"Disputed Claims" shall mean claims for Damages by an indemnified party that the indemnifying party objects to in writing within thirty (30) days after receiving notice of the Claim.  In the event there is a Disputed Claim with respect to any Damages, the indemnifying party shall be required to pay the indemnified party the amount of such Damages for which the indemnifying party has, pursuant to a final determination, been found liable within ten (10) days after there is a final determination with respect to such
Disputed Claim.  A final determination of a Disputed Claim shall be (i) a judgment of any court determining the validity of a
Disputed Claim, if no appeal is pending from such judgment and if the time to appeal therefrom has elapsed; (ii) an award of any arbitration determining the validity of such disputed claim, if there is not pending any motion to set aside such award and if the time within which to move to set aside such award has elapsed; (iii) a written termination of the dispute with respect to such claim signed by the parties thereto or their attorneys; (iv) a written acknowledgment of the indemnifying party that it no longer disputes the validity of such claim; or (v) such other evidence of final determination of a disputed claim as shall be acceptable to the parties.  No undertaking of defense or opposition to a Claim shall be construed as an acknowledgment by such party that it is liable to the party claiming indemnification with respect to the Claim at issue or other similar Claims.

                                                             ARTICLE XIV
                                                             -----------

                                                           TERMINATION
                                                           -----------

14.1      Termination.  This Agreement may be terminated at any time prior to Closing as follows:
          -----------

(a)       by mutual written consent of Buyer and Seller;

(b)       by written notice of Buyer to Seller if Seller (i) does not satisfy the conditions or perform the obligations to be satisfied or performed by it on the Closing Date; or (ii) otherwise breaches in any material respect any of its representations or warranties or defaults in any material respect in the performance of any of its covenants or agreements herein contained and such breach or default is not cured within the Cure Period (defined below);

(c)      by written notice of Seller to Buyer if Buyer (i) does not satisfy the conditions or perform the obligations to be satisfied or performed by it on the Closing Date; or (ii) otherwise breaches in any material respect any of its representations or warranties or defaults in any material respect in the performance of any of its covenants or agreements herein contained and such breach or default is not cured within the Cure Period (defined below);

(d)      by written notice of Buyer to Seller, or by Seller to Buyer, if the FCC denies the FCC Application; or

(e)      by written notice of Buyer to Seller, or by Seller to Buyer, if the Closing shall not have been consummated on or before the date nine months after the date the FCC accepts the FCC Application for filing.

The term "Cure Period" as used herein means a period commencing the date Buyer or Seller receives from the other written notice of breach or default hereunder and continuing until the earlier of (i) thirty (30) days thereafter or (ii) the Closing Date; provided, however, that if the breach or default cannot reasonably be cured within such period but can be cured before the Closing Date, and if diligent efforts to cure promptly commence, then the Cure Period shall continue as long as such diligent efforts to cure continue, but not beyond the Closing Date.  Except as set forth below, the termination of this Agreement shall not relieve any party of any liability for breach or default under this Agreement prior to the date of termination.

14.2     Remedies.  The parties recognize that if Seller refuses to consummate the Closing pursuant to the provisions of this
         --------
Agreement or otherwise breaches or defaults such that the Closing has not occurred, monetary damages alone will not be adequate to compensate Buyer for its injury. Buyer shall therefore be entitled to obtain specific performance of the terms of this Agreement in lieu of, and not in addition to, any other remedies, including but not limited to monetary damages, that may be available to it.  If any action is brought by the Buyer to enforce this Agreement, Seller shall waive the defense that there is an adequate remedy at law.  In the event of a default by Seller that results in the filing of a lawsuit for damages, specific performance, or other remedy,
Buyer shall be entitled to reimbursement by the Seller of reasonable legal fees and expenses incurred by Buyer, provided that Buyer is successful in such lawsuit.

     14.3  Liquidated Damages.  If Seller terminates this Agreement due to Buyer's failure to consummate the Closing on the Closing
           ------------------
Date or if this Agreement is otherwise terminated by Seller pursuant to Section 14.1(c), then Buyer shall pay Seller as liquidated damages an amount equal to Four Million Dollars ($4,000,000) ("Liquidated Damages Amount").  THE DELIVERY OF THE LIQUIDATED DAMAGES
AMOUNT TO SELLER SHALL BE CONSIDERED LIQUIDATED DAMAGES AND NOT A PENALTY, AND SHALL BE THE RECIPIENT'S SOLE REMEDY AT LAW OR IN
EQUITY FOR A BREACH HEREUNDER IF CLOSING DOES NOT OCCUR. BUYER AND SELLER EACH ACKNOWLEDGE AND AGREE THAT THIS LIQUIDATED DAMAGE
AMOUNT IS REASONABLE IN LIGHT OF THE ANTICIPATED HARM THAT WILL BE CAUSED BY A BREACH OF THIS AGREEMENT, THE DIFFICULTY OF PROOF OF
LOSS, THE INCONVENIENCE AND NON-FEASIBILITY OF OTHERWISE OBTAINING AN ADEQUATE REMEDY, AND THE VALUE OF THE TRANSACTION TO BE
CONSUMMATED HEREUNDER.

                                                              ARTICLE XV
                                                              ----------

                                                       MISCELLANEOUS PROVISIONS
                                                       ------------------------

15.1     Casualty Loss. In the event any loss or damage of or to the Station Assets exists on the Closing Date, Buyer and Seller
         -------------
shall consummate the Closing and Seller shall assign to Buyer the proceeds of any insurance payable to Seller on account of such damage or loss and reimburse Buyer for Seller's deductible.

15.2     Expenses.  Each party shall be solely responsible for all costs and expenses incurred by it in connection with the
         --------
negotiation, preparation and performance of and compliance with the terms of this Agreement, except that (i) all recordation, transfer and documentary taxes, fees and charges, and any excise, sales or use taxes, applicable to the transfer of the Station
Assets shall be paid by the party primarily liable under applicable law to pay such tax, and (ii) all FCC filing fees shall be paid equally by Buyer and Seller.

     15.3  Further Assurances.  After the Closing, Seller shall from time to time, at the request of and without further cost or
           ------------------
expense to Buyer, execute and deliver such other instruments of conveyance and transfer and take such other actions as may reasonably be requested in order to more effectively consummate the transactions contemplated hereby to vest in Buyer good title to the Station
Assets, and Buyer shall from time to time, at the request of and without further cost or expense to Seller, execute and deliver such other instruments and take such other actions as may reasonably be requested in order more effectively to relieve Seller of any obligations being assumed by Buyer hereunder.

15.4       Assignment.  Except as set forth in Section 9.5 (1031 Exchange), neither party may assign this Agreement without the prior
           ----------
written consent of the other party hereto; provided, however, that either party may assign this Agreement to one or more direct or indirect subsidiaries so long as (i) the assigning party remains liable hereunder, (ii) such assignment will not delay any consent required to be obtained hereunder or delay the Closing in any respect.  With respect to any permitted assignment, the parties shall take all such actions as are reasonably necessary to effectuate such assignment, including but not limited to cooperating in any appropriate filings with the FCC or other governmental authorities.  All covenants, agreements, statements, representations, warranties and indemnities in this Agreement by and on behalf of any of the parties hereto shall bind and inure to the benefit of their respective successors and permitted assigns of the parties hereto.

    15.5  Amendments.  No amendment, waiver of compliance with any provision or condition hereof or consent pursuant to this
          ----------
Agreement shall be effective unless evidenced by an instrument in writing signed by the party against whom enforcement of any waiver, amendment, change, extension or discharge is sought.

15.6       Headings.  The headings set forth in this Agreement are for convenience only and will not control or affect the meaning or
           --------
construction of the provisions of this Agreement.

15.7       Governing Law.  The construction and performance of this Agreement shall be governed by the laws of the State of Ohio
           -------------
without giving effect to the choice of law provisions thereof.

15.8     Notices.  Any notice, demand or request required or permitted to be given under the provisions of this Agreement shall be in
         -------
writing, including by facsimile, and shall be deemed to have been received on the date of personal delivery, on the third day after deposit in the U.S. mail if mailed by registered or certified mail, postage prepaid and return receipt requested, on the day after delivery to a nationally recognized overnight courier service if sent by an overnight delivery service for next morning delivery or when delivered by facsimile transmission, and shall be addressed as follows (or to such other address as any party may request by written notice):

if to Seller:                               c/o Salem Communications Corporation
                                                            4880 Santa Rosa Road, Suite 300
                                                            Camarillo, CA 93012
                                                            Attention:  Jonathan L. Block, Esq.
                                                                               Vice President and General Counsel
                                                             Telephone:  (805) 987-0400, Ext. 1106
                                                             Facsimile:  (805) 384-4505

if to Buyer:                                        Susquehanna Radio Corp.
                                                             140 East Market Street
                                                             York, PA 17401
                                                              Attention:  Craig W. Bremer, Esq.
                                                              Telephone:  (717) 852-2305
                                                              Facsimile:  (717) 771-1440

     15.9   Counterparts.  This Agreement may be executed in one or more counterparts, each of which will be deemed an original and
            ------------
all of which together will constitute one and the same instrument.

     15.10  No Third Party Beneficiaries.  Nothing herein expressed or implied is intended or shall be construed to confer upon or
            ----------------------------
give to any person or entity other than the parties hereto and their successors or permitted assigns, any rights or remedies under or by reason of this Agreement.

     15.11  Severability.  The parties agree that if one or more provisions contained in this Agreement shall be deemed or held to be
            ------------
invalid, illegal or unenforceable in any respect under any applicable law, this Agreement shall be construed with the invalid, illegal or unenforceable provision deleted, and the validity, legality and enforceability of the remaining provisions contained herein shall not be affected or impaired thereby.

15.12      Entire Agreement.  This Agreement embodies the entire agreement and understanding of the parties hereto and supersedes any
           ----------------
and all prior agreements, arrangements and
understandings relating to the matters provided for herein.  This Agreement does not supersede any confidentiality agreement relating to the Station.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.

SELLER:                    CARON BROADCASTING, INC.

                                    By:  /s/ EDWARD G. ATSINGER III
                                          Name: Edward G. Atsinger III
                                          Title: President/CEO

BUYER:                     SUSQUEHANNA RADIO CORP.

                                    By:  /s/ DAVID E. KENNEDY
                                           Name: David E. Kennedy
                                           Title: President

Schedules
---------

1.1(a)            -        FCC Licenses

1.1(b)            -        Tangible Personal Property

1.1(c)            -        Station Contracts

1.1(d)            -        Intangible Property

7.11                 -           Financial Information

7.13                 -           Labor Matters

Exhibits
--------

A                 -        Escrow Agreement

B                     -           Form of Opinions of Counsel

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as President and Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

  the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

  the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2002
By: /s/ DAVID A. R. EVANS

David A. R. Evans
Senior Vice President and Chief Financial Officer