Form 10-Q
period 2002-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2002-11-14
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      As of November 13, 2002, there were 17,929,967 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

SALEM COMMUNICATIONS CORPORATION
INDEX

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations including, but not limited to, Salem’s ability to close and integrate announced transactions, competition in the radio broadcast, publishing and Internet industries and from new technologies, market acceptance of recently launched music formats and adverse economic conditions. These risks as well as other risks and uncertainties are detailed from time to time in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission (the “SEC”). Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”).

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	September 30,
	2001	2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,921	$52,148
Accounts receivable (less allowance for doubtful accounts of $5,749 in 2001 and $7,999 in 2002)	27,695	30,333
Other receivables	1,284	1,208
Prepaid expenses	1,282	2,084
Due from stockholders	302	167
Deferred income taxes	1,531	2,840

Total current assets	56,015	88,780
Property, plant and equipment, net	93,087	96,718
Broadcast licenses	323,848	358,259
Goodwill	14,154	9,198
Amortizable intangible assets, net	6,057	4,554
Bond issue costs	7,685	7,136
Fair value of interest swap agreement	–	6,465
Due from stockholders	448	123
Other assets	5,960	6,646

Total assets	$507,254	$577,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$928
Accrued expenses	3,726	6,289
Accrued compensation and related expenses	4,136	5,531
Accrued interest	9,748	8,924
Deferred subscription revenue	1,457	1,412
Income taxes payable	44	135
Current portion of long-term debt and capital lease obligations	665	651

Total current liabilities	20,604	23,870
Long-term debt and capital lease obligations, less current portion	311,621	354,673
Deferred income taxes	15,914	25,207
Other liabilities	1,745	1,535

Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,904,942 shares and 17,929,967 in 2001 and 2002, respectively	179	179
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,415	147,960
Retained earnings	9,720	24,399

Total stockholders’ equity	157,370	172,594

Total liabilities and stockholders’ equity	$507,254	$577,879

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Gross broadcasting revenue	$36,304	$42,238	$105,379	$122,554
Less agency commissions	2,956	3,574	8,809	10,376

Net broadcasting revenue	33,348	38,664	96,570	112,178
Other media revenue	1,973	2,035	6,041	5,586

Total revenue	35,321	40,699	102,611	117,764
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $256 and $744 for the quarters ended September 30, 2001 and 2002, respectively, and $869 and $1,244 for the nine months ended September 30, 2001 and 2002, respectively, paid to related parties)	20,991	24,682	60,871	73,983
Other media operating expenses, exclusive of depreciation and amortization shown below	2,274	1,878	7,290	5,613
Corporate expenses, exclusive of depreciation and amortization shown below (including $53 and $71 for the quarters ended September 30, 2001 and 2002, respectively, and $161 and $182 for the nine months ended September 30, 2001 and 2002, respectively, paid to related parties)	3,249	3,882	10,484	11,300
Legal settlement	–	–	–	2,300
Depreciation and amortization (including $387 and $167 for the quarters ended September 30, 2001 and 2002, respectively, and $1,338 and $508 for the nine months ended September 30, 2001 and 2002, respectively, for other media businesses)	7,545	2,843	22,145	8,600

Total operating expenses	34,059	33,285	100,790	101,796

Operating income	1,262	7,414	1,821	15,968
Other income (expense):
Interest income	290	52	1,844	114
Interest expense	(6,970)	(6,868)	(19,719)	(20,293)
Gain (loss) on sale of assets	20,554	(97)	23,072	(548)
Other expense, net	(102)	(122)	(264)	(398)

Income before income taxes and discontinued operations	15,034	379	6,754	(5,157)
Provision (benefit) for income taxes	5,434	131	2,508	(1,965)

Income (loss) before discontinued operations	9,600	248	4,246	(3,192)
Income (loss) from discontinued operations (including gain on sale of $17,848 net of taxes of $10,040 for the quarter and nine months ended September 30, 2002)	(240)	17,858	(895)	17,871

Net income	$9,360	$18,106	$3,351	$14,679

Basic earnings per share before discontinued operations	$0.41	$0.01	$0.18	$(0.13)
Income (loss) from discontinued operations per share	(0.01)	0.76	(0.04)	0.76

Basic net earnings per share	$0.40	$0.77	$0.14	$0.63

Diluted earnings per share before discontinued operations	$0.41	$0.01	$0.18	$(0.14)
Income (loss) from discontinued operations per share	(0.01)	0.76	(0.04)	0.76

Diluted net earnings per share	$0.40	$0.77	$0.14	$0.62

Basic weighted average shares outstanding	23,456,499	23,483,663	23,456,225	23,470,477

Diluted weighted average shares outstanding	23,548,673	23,564,626	23,515,801	23,573,149

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2001	2002

OPERATING ACTIVITIES
Net income	$3,351	$14,679
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	–	(17,848)
Depreciation and amortization	23,090	8,600
Amortization of bond issue costs and bank loan fees	714	1,197
Provision for bad debts	1,762	3,623
Deferred income taxes	1,622	(1,995)
Gain on sale of assets	(23,072)	548
Changes in operating assets and liabilities:
Accounts receivable	(2,747)	(6,259)
Prepaid expenses and other current assets	(145)	(267)
Accounts payable and accrued expenses	5,587	3,235
Deferred subscription revenue	(68)	(46)
Other liabilities	479	69
Income taxes payable	(156)	90

Net cash provided by operating activities	10,417	5,626

INVESTING ACTIVITIES
Capital expenditures	(22,638)	(11,192)
Deposits on radio station acquisitions	(925)	(700)
Purchases of radio stations	(102,953)	(45,751)
Proceeds from sale of property, plant and equipment and intangible assets	131,581	44,420
Other assets	(1,094)	(298)

Net cash provided by (used in) investing activities	3,971	(13,521)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	169,516	40,550
Payments of long-term debt and notes payable	(147,966)	(4,000)
Proceeds from exercise of stock options	33	544
Payments on capital lease obligations	(63)	(35)
Payments of costs related to bank credit facility and debt refinancing	(744)	(751)
Payments of bond issue costs	(5,243)	(186)

Net cash provided by financing activities	15,533	36,122

Net increase (decrease) in cash and cash equivalents	29,921	28,227
Cash and cash equivalents at beginning of period	3,928	23,921

Cash and cash equivalents at end of period	$33,849	$52,148

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,324	$20,994
Income taxes	407	200

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months and nine months ended September 30, 2002 and 2001 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10–K for the year ended December 31, 2001.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      We purchased the assets (principally intangibles) of the following radio stations during the nine months ended September 30, 2002:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars in thousands)
January 12, 2002	KLNA-FM (now KKFS-FM)	Sacramento, CA	$8,675	Yes
February 15, 2002	KIKN-AM	Seattle, WA	525	Yes
May 2, 2002	KJUN-FM (now KFIS-FM)	Portland, OR	35,800	Yes
August 13, 2002	KJPN-AM (now KHCM-AM)	Honolulu, HI	650	Yes

			$45,650

      On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon us, as disclosed in our annual report on Form 10–K for the year ended December 31, 2001 and our quarterly reports on Form 10–Q for the quarters ended March 31, 2002 and June 30, 2002. On July 15, 2002, we reached a confidential settlement with GCI for $2.3 million. We paid $0.3 million during the third quarter of 2002 and paid the remaining $2.0 million on October 4, 2002.

      On August 1, 2002, we entered into an agreement to acquire the assets of radio stations WRLG–FM and WYYB–FM in Nashville, Tennessee, for $5.6 million in cash. We began to operate both stations under a local marketing agreement on August 5, 2002. We anticipate this transaction to close in the fourth quarter of 2002.

      On September 30, 2002, the company sold the assets of radio station WYGY–FM, Cincinnati, Ohio for $45.0 million. Of the proceeds, $30.0 million was placed in an account with a qualified intermediary under a like–kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange. The sale of WYGY–FM was treated as a discontinued operation, and accordingly, the gain on the sale of the assets of WYGY–FM of $17.9 million (net of deferred taxes of $10.1 million) and the operations of WYGY–FM were reflected net in income (loss) from discontinued operations in the accompanying statement of operations. All prior periods were restated to reflect the operations of WYGY–FM net in income (loss) from discontinued operations to be consistent with the current period presentation.

      On October 4, 2002, the company acquired the assets of the Internet portal operations of Crosswalk.com for $4.1 million. We began to operate Crosswalk.com pursuant to a local marketing agreement on September 3, 2002.

NOTE 3. ACCOUNTING CHANGE - GOODWILL AND OTHER INTANGIBLE ASSETS

      Statement of Financial Accounting Standards No. 145

      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion No. 30”), in determining the classification of gains and losses resulting from the extinguishments of debt.

      Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

      SFAS No. 145 becomes effective for fiscal years beginning after May 15, 2002 (e.g., January 1, 2003 for calendar–year companies), with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies are required to reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The company has not determined the effect that SFAS No. 145 will have on its consolidated financial statements.

      Statements of Financial Accounting Standards Nos. 141 & 142

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. FCC broadcast licenses are considered indefinite–lived intangible assets. Other intangible assets will continue to be amortized over their useful lives.

      The company began applying the new rules on accounting for goodwill and other intangible assets to assets acquired subsequent to June 30, 2001 and effective January 1, 2002 for all other amounts. During the first quarter of 2002, the company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 which resulted in no impairment charge.

      The following table provides a reconciliation of reported net income for the three months and nine months ended September 30, 2001 to net income that would have been reported had SFAS No. 142 been applied as of January 1, 2001:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(Dollars in thousands, except per share data)

Reported net income	$9,360	$3,351
Add back goodwill and broadcast licenses amortization, net of tax	3,372	9,908

Adjusted net income	$12,732	$13,259

Basic and diluted earnings per share:
As reported	$0.40	$0.14
Goodwill and broadcast license amortization, net of tax	0.14	0.43

As adjusted	$0.54	$0.57

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2001

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Noncompetition agreements	$12,618	$(12,156)	$462
Customer lists and contracts	7,094	(2,918)	4,176
Favorable and assigned leases	1,800	(1,138)	662
Other intangible assets	2,409	(1,652)	757

	$23,921	$(17,864)	$6,057

	As of September 30, 2002

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Noncompetition agreements	$12,618	$(12,206)	$412
Customer lists and contracts	7,094	(4,158)	2,936
Favorable and assigned leases	1,800	(1,185)	615
Other intangible assets	2,441	(1,850)	591

	$23,953	$(19,399)	$4,554

      Based on the amortizable intangible assets as of September 30, 2002, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)
2003	$1,220
2004	1,193
2005	942
2006	394
2007	137

NOTE 4. BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and when dilutive, common stock share equivalents outstanding. Options to purchase 492,380 and 566,460 shares of Class A common stock were outstanding as of September 30, 2001 and 2002, respectively.

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(Dollars in thousands, except per share data)
Numerator:
Net income	$9,360	$18,106	$3,351	$14,679
Denominator for basic earnings per share:
Weighted average shares outstanding	23,456,499	23,483,663	23,456,225	23,470,477

Effect of dilutive securities – stock options	92,174	80,963	59,576	102,672

Denominator for diluted earnings per share
Weighted average shares outstanding adjusted for dilutive securities	23,548,673	23,564,626	23,515,801	23,573,149

Basic earnings per share	$0.40	$0.77	$0.14	$0.63

Diluted earnings per share	$0.40	$0.77	$0.14	$0.62

NOTE 5. DERIVATIVE INSTRUMENTS

      We are exposed to fluctuations in interest rates. We actively monitor these fluctuations and use derivative instruments from time to time to manage the related risk. In accordance with our risk management strategy, we use derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses and may increase volatility in our earnings.

      We had one interest rate swap agreement outstanding as of September 30, 2002, which is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      On January 1, 2001, we adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities–Deferral of the Effective Date of SFAS No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging transactions must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133, as amended.

      Under Statement No. 133, as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss on the hedged item attributable to the risk being hedged. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense.

      At September 30, 2002, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement expires in 2011 when the 9% notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt hedged by the swap, based on current market rates, was $6.5 million at September 30, 2002. The fair value of the swap agreement is included with long-term assets, and the change in fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is 100% effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended September 30, 2002 was reduced by $0.6 million as a result of the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.04% for the quarter ended September 30, 2002.

NOTE 6. CONTINGENCIES

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

NOTE 7. SUBSEQUENT EVENTS

      On October 4, 2002, the company acquired the assets of the Internet portal operations of Crosswalk.com for $4.1 million. We began to operate Crosswalk.com pursuant to a local marketing agreement on September 3, 2002.

NOTE 8. SEGMENT DATA

      SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information, requires companies to provide certain information about their operating segments. The company has one reportable operating segment - radio broadcasting - which includes our talk and music formats and our various radio networks. The remaining non-reportable segments consist of OnePlace, LLC (“OnePlace”) and CCM Communications, Inc. (“CCM”), which do not meet the reportable segment quantitative threshholds and accordingly are aggregated below as “other media”. Revenue and expenses earned and charged between segments are recorded at fair value.

      Management uses operating income before depreciation and amortization as its measure of profitability for purposes of assessing performance and allocating resources. For our broadcast segment, this represents broadcast cash flow. The legal settlement is not considered by the Chief Operating Decision Maker when evaluating performance.

	Three Months Ending		Nine Months Ending
	September 30,		September 30,

	2001	2002	2001	2002

	(Dollars in thousands)

Net revenue
Radio broadcasting	$33,269	$38,664	$96,623	$112,178
Other media	2,084	2,565	6,328	6,116
Eliminations	(32)	(530)	(340)	(530)

Consolidated net revenue	$35,321	$40,699	$102,611	$117,764

Operating expenses (excluding depreciation and amortization)
Radio broadcasting	$21,286	$27,303	$61,557	$76,604
Other media	2,194	2,450	7,342	8,485
Corporate	3,249	3,882	10,484	11,300
Eliminations	(215)	(3,193)	(738)	(3,193)

Consolidated operating expenses (excluding depreciation and amortization)	$26,514	$30,442	$78,645	$93,196

Operating income before depreciation and amortization
Radio broadcasting	$11,983	$11,361	$35,066	$35,574
Other media	(110)	115	(1,014)	(2,369)
Corporate	(3,249)	(3,882)	(10,484)	(11,300)
Eliminations	183	2,663	398	2,663

Consolidated operating income before depreciation and amortization	$8,807	$10,257	$23,966	$24,568

Depreciation expense
Radio broadcasting	$1,635	$2,128	$4,198	$6,364
Other media	128	104	557	319
Corporate	129	150	738	381

Consolidated depreciation expense	$1,892	$2,382	$5,493	$7,064

Amortization expense
Radio broadcasting	$5,392	$398	$15,870	$1,345
Other media	261	63	782	191

Consolidated amortization expense	$5,653	$461	$16,652	$1,536

Operating income
Radio broadcasting	$4,956	$8,835	$14,998	$27,865
Other media	(499)	(52)	(2,353)	(2,879)
Corporate	(3,378)	(4,032)	(11,222)	(11,681)
Eliminations	183	2,663	398	2,663

Consolidated operating income	$1,262	$7,414	$1,821	$15,968

	December 31,	September 30,
	2001	2002

	(Dollars in thousands)

Total property, plant and equipment, net
Radio broadcasting	$89,358	$93,133
Other media	1,668	1,099
Corporate	2,061	2,486

Consolidated property, plant and equipment, net	$93,087	$96,718

      The following table reconciles operating income before depreciation and amortization to income before income taxes and discontinued operations:

	Three Months Ending		Nine Months Ending
	September 30,		September 30,

	2001	2002	2001	2002

	(Dollars in thousands)

Operating income before depreciation and amortization	$8,808	$10,257	$23,966	$24,568
Depreciation	(1,892)	(2,382)	(5,493)	(7,064)
Amortization	(5,653)	(461)	(16,652)	(1,536)
Interest income	290	52	1,844	114
Gain (loss) on sale of assets	20,554	(97)	23,072	(548)
Interest expense	(6,970)	(6,868)	(19,719)	(20,293)
Other expense, net	(102)	(122)	(264)	(398)

Income before income taxes and discontinued operations	$15,035	$379	$6,754	$(5,157)

NOTE 9. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the unaudited consolidating information for Salem Communications Corporation for purposes of presenting the financial position and operating results of certain wholly-owned entities, representing guarantors of the senior subordinated notes, which are consolidated within the company, including Salem Communications Corporation, excluding its subsidiaries (“Parent”), Salem Communications Acquisition Corporation and its subsidiaries (“AcqCo”), CCM and OnePlace (collectively “Other Media”) and Salem Communications Holding Corporation and its subsidiaries (“HoldCo”). HoldCo is the issuer of the outstanding 9% and 9½% senior subordinated notes. Separate financial information is not presented for HoldCo because HoldCo has substantially no assets, operations or cash other than its investment in subsidiaries.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of September 30, 2002

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$1,430	$(96)	$50,767	$–	$52,148
Accounts receivable	–	1,944	1,694	26,695	–	30,333
Other receivables	–	5	122	1,081	–	1,208
Prepaid expenses	–	(48)	173	1,959	–	2,084
Due from stockholders	–	–	–	167	–	167
Deferred income taxes	993	10	1	2,073	(237)	2,840

Total current assets	1,040	3,341	1,894	82,742	(237)	88,780
Property, plant, equipment and software, net	–	4,856	1,614	90,248	–	96,718
Intangible assets, net	–	93,620	5,558	272,833	–	372,011
Bond issue costs	–	–	–	7,136	–	7,136
Fair value of interest swap agreement	–	–	–	6,465	–	6,465
Due from stockholders	–	–	–	123	–	123
Intercompany receivables	254,127	–	(2,047)	133,398	(385,478)	–
Other assets	–	–	581	6,065	–	6,646

Total assets	$255,167	$101,817	$7,600	$599,010	$(385,715)	$577,879

Current liabilities:
Accounts payable and accrued expenses	$–	$345	$2,714	$4,158	$–	$7,217
Accrued compensation and related expenses	2	230	343	4,956	–	5,531
Accrued interest	–	–	–	8,924	–	8,924
Deferred subscription revenue	–	–	1,404	8	–	1,412
Income taxes payable	(4)	–	–	139	–	135
Current maturities of long-term debt	–	–	3	648	–	651

Total current liabilities	(2)	575	4,464	18,833	–	23,870
Intercompany payables	116,396	1,041	32,842	32,198	(182,477)	–
Long-term debt	–	–	–	354,673	–	354,673
Deferred income taxes	1,572	419	(194)	27,244	(3,834)	25,207
Other liabilities	–	–	–	1,535	–	1,535
Stockholders’ equity	137,201	99,782	(29,512)	164,527	(199,404)	172,594

Total liabilities and stockholders’ equity	$255,167	$101,817	$7,600	$599,010	$(385,715)	$577,879

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30, 2002

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$–	$7,993	$–	$115,143	$(582)	$122,554
Less agency commissions	–	599	–	9,777	–	10,376

Net broadcasting revenue	–	7,394	–	105,366	(582)	112,178
Other media revenue	–	–	5,733	–	(147)	5,586

Total revenue	–	7,394	5,733	105,366	(729)	117,764
Operating expenses:
Broadcasting operating expenses	–	5,757	–	68,816	(590)	73,983
Other media operating expenses	–	–	5,802	–	(189)	5,613
Corporate expenses	–	6	–	11,294	–	11,300
Legal settlement	–	–	2,300	–	–	2,300
Depreciation and amortization	–	292	508	7,800	–	8,600

Total operating expenses	–	6,055	8,610	87,910	(779)	101,796

Net operating income (loss)	–	1,339	(2,877)	17,456	50	15,968
Other income (expense):
Interest income	–	10	37	9,033	(8,966)	114
Interest expense	(7,151)	–	(1,294)	(20,814)	8,966	(20,293)
Gain (loss) on sale of assets	–	(212)	(29)	(307)	–	(548)
Other expense	–	–	–	(398)	–	(398)

Income (loss) before income taxes and discontinued operations	(7,151)	1,137	(4,163)	4,970	50	(5,157)
Provision (benefit) for income taxes	(2,860)	409	(1,665)	2,314	(163)	(1,965)

Income (loss) before discontinued operations	(4,291)	728	(2,498)	2,656	213	(3,192)
Income (loss) from discontinued operations, net of tax	–	–	–	17,871	–	17,871

Net income (loss)	$(4,291)	$728	$(2,498)	$20,527	$213	$14,679

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations and certain assets of other media businesses. See note 2 to our condensed consolidated financial statements.

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family themes. Our core business is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own and operate 85 radio stations, including 55 stations in 22 of the top 25 markets. We also own Salem Radio Network®, which we believe to be a leading developer, producer and syndicator of religious and family issues oriented talk, news and music, but not of general broadcast programming, with over 1,600 affiliated radio stations. In addition, we own complementary Internet and publishing businesses.

      Historically, our principal sources of revenue have been:

     •      the sale of block program time, both to national and local program producers,
     •      the sale of advertising time on our radio stations, both to national and local advertisers, and
     •      the sale of advertising time on our national radio network.

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block program time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. Historically, we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

      Our cash flow is affected by the transition period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial or advisable to change its format. This transition period is when we develop a radio station’s customer and listener base. During this period, a station will typically generate negative or insignificant cash flow.

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

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate broadcast cash flow, EBITDA and free cash flow. We define broadcast cash flow as operating income, excluding other media revenue and other media operating expenses, before depreciation and amortization and corporate expenses. We define EBITDA as operating income before depreciation and amortization. We define free cash flow as income (loss) before extraordinary item minus gain (loss) on disposal of assets (net of income tax) plus depreciation and amortization, plus the tax benefit from non-book amortization of broadcast licenses and goodwill, less maintenance capital expenditures and excluding one-time items. We define maintenance capital expenditures as capital expenditures that are not acquisition related or revenue producing expenditures.

      Although broadcast cash flow, EBITDA and free cash flow are not measures of performance calculated in accordance with GAAP, each measure should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We use these financial measures because management believes they are useful for all investors and users of our financial statements in understanding our cash flows. Management believes that broadcast cash flow, EBITDA and free cash flow are useful because they are generally recognized by the radio broadcasting industry as measures of performance and are used by investors and by analysts who report on the performance of broadcast companies. Broadcast cash flow, EBITDA, and free cash flow are generally recognized as tools in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. Broadcast cash flow, EBITDA and free cash flow do not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with generally accepted accounting principles. Our broadcast cash flow, EBITDA and free cash flow are not necessarily comparable to similarly titled measures employed by other companies.

SAME STATION DEFINITION

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2002 compared to quarter ended September 30, 2001

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $5.3 million or 15.9% to $38.7 million for the quarter ended September 30, 2002 from $33.3 million for the same quarter of the prior year. The growth is attributable to the increase in net revenue at radio stations we acquired in 2000 and 2001 that previously operated with formats other than their current format, an increase in program rates and the acquisitions of radio stations and a network during 2001 and 2002, partially offset by the sales of radio stations during 2001 and 2002. On a same station basis, net revenue improved $4.4 million or 15.0% to $33.7 million for the quarter ended September 30, 2002 from $29.3 million for the same quarter of the prior year. The improvement was primarily due to an increase in net revenue at radio stations we acquired in 2000 and 2001 that were launched as music stations, an increase in network revenue due to increased network affiliations and quality programming and a slight increase in net revenue from our talk stations. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 49.6% for the quarter ended September 30, 2002 from 44.9% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 36.8% for the quarter ended September 30, 2002 from 41.4% for the same quarter of the prior year. This change in our revenue mix is primarily due to the launch of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue was $2.0 million for the quarters ended September 30, 2002 and September 30, 2001.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $3.7 million or 17.6% to $24.7 million for the quarter ended September 30, 2002 from $21.0 million for the same quarter of the prior year. The increase is primarily attributable to operating expenses associated with the acquisitions of radio stations and a network during 2001 and 2002, partially offset by a decrease in operating expenses associated with stations sold during 2001 and 2002. On a same station basis, broadcasting operating expenses increased $1.8 million or 9.4% to $20.9 million for the quarter ended September 30, 2002 from $19.1 million for the same quarter of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period and increased music license fees.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $0.4 million or 17.4% to $1.9 million for the quarter ended September 30, 2002 from $2.3 million for the same quarter in the prior year. The decrease is attributable primarily to the reduction of selling expenses associated with our publishing business, reduced audio streaming costs for our Internet business due to reduced rates and the streaming of fewer affiliates and reduced overhead costs.

      BROADCAST CASH FLOW.       Broadcast cash flow increased $1.6 million or 12.8% to $14.0 million for the quarter ended September 30, 2002 from $12.4 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 36.2% for the quarter ended September 30, 2002 from 37.1% for the same quarter of the prior year. The percentage decrease is primarily attributable to the effect of radio stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first several years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $2.6 million or 25.5% to $12.8 million for the quarter ended September 30, 2002 from $10.2 million for the same quarter of the prior year. As a percentage of same station net broadcast revenue, same station broadcast cash flow increased to 38.0% for the quarter ended September 30, 2002 from 34.8% for the same quarter of the prior year.

      The following table provides a reconciliation of broadcast cash flow (a non-GAAP financial measure) to operating income (a GAAP financial measure) for the three months ended September 30, 2001 and 2002:

	Three Months Ended September 30,

	2001	2002

	(Dollars in thousands)

Broadcast cash flow	$12,357	$13,982
Plus other media revenue	1,973	2,035
Less other media operating expenses	(2,274)	(1,878)
Less depreciation and amortization	(7,545)	(2,843)
Less corporate expenses	(3,249)	(3,882)

Operating income	$1,262	$7,414

      CORPORATE EXPENSES.       Corporate expenses increased $0.7 million or 21.9% to $3.9 million in the quarter ended September 30, 2002 from $3.2 million in the same quarter of the prior year, primarily due to an increase in additional overhead costs associated with the acquisitions of radio stations and a network during 2001 and 2002.

      EBITDA.       EBITDA increased $1.5 million or 17.0% to $10.3 million for the quarter ended September 30, 2002 from $8.8 million for the same quarter of the prior year. As a percentage of total revenue, EBITDA increased to 25.2% for the quarter ended September 30, 2002 from 24.9% for the same quarter of the prior year. The increase is primarily due to strong growth in same station revenues and broadcast cash flow.

      The following table provides a reconciliation of EBITDA (a non-GAAP financial measure) to operating income (a GAAP financial measure) for the three months ended September 30, 2001 and 2002:

	Three Months Ended September 30,

	2001	2002

	(Dollars in thousands)

EBITDA	$8,807	$10,257
Less depreciation and amortization	(7,545)	(2,843)

Operating income	$1,262	$7,414

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense decreased $4.7 million or 62.7% to $2.8 million for the quarter ended September 30, 2002 from $7.5 million for the same quarter of the prior year. The decrease is due principally to the adoption of SFAS No. 142 on January 1, 2002, which requires the company to discontinue amortizing broadcast licenses and goodwill.

      OTHER INCOME (EXPENSE).       Loss on sale of assets of $0.1 million for the quarter ended September 30, 2002 is primarily due to disposition costs related to the sale of radio station assets in prior periods. Gain on sale of assets of $20.6 million for the quarter ended September 30, 2001 is primarily due to gain recognized on the sale of the assets of radio stations WHKK–AM, Cleveland, Ohio, and WHK–FM, Akron, Ohio. Interest expense decreased $0.1 million or 1.4% to $6.9 million for the quarter ended September 30, 2002 from $7.0 million for the same quarter of the prior year. The decrease is primarily due to savings of $0.6 million in interest related to our interest rate swap agreement entered into in April 2002 (see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Derivative Instruments,” below), partially offset by increased long-term debt related to our radio station acquisitions in 2002. Other expense, net was $0.1 million for the quarters ended September 30, 2002 and 2001 and was related primarily to bank committment fees associated with our credit facility.

      PROVISION FOR INCOME TAXES.        Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 34.6% for the quarter ended September 30, 2002 and 36.1% for the same quarter of the prior year. For the quarters ended September 30, 2002 and 2001 the effective tax rates differ from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.      Income from discontinued operations was $17.9 million net of income tax expense of $10.1 million, and ($0.2) million net of a tax benefit of $0.1 million for the quarters ended September 30, 2002 and September 30, 2001, respectively. Discontinued operations relate to the operations of WYGY–FM, Cincinnati, Ohio, which we discontinued operating and sold the assets of on September 30, 2002 for $45.0 million. The increase is due to the gain on the sale of the assets of the radio station of $17.9 million net of income tax expense of $10.1 million on September 30, 2002.

      NET INCOME.       We recognized net income of $18.1 million for the quarter ended September 30, 2002 as compared to net income of $9.4 million for the same quarter of the prior year, an increase of 92.6%. Assuming the company had adopted the provisions of SFAS No. 142 on January 1, 2001, the net income for the quarter ended September 30, 2001 would have been $12.7 million, reducing the increase in net income for the quarter ended September 30, 2002 to 42.2% from the same quarter of the prior year.

      FREE CASH FLOW.       Free cash flow increased $1.8 million or 48.6% to $5.5 million for the quarter September 30, 2002 from $3.7 million for the same quarter of the prior year. The increase is due primarily to an increase in broadcast cash flow and a decrease in maintenance capital expenditures.

      The following table provides a reconciliation of free cash flow (a non-GAAP financial measure) to net income (a GAAP financial measure) for the three months ended September 30, 2001 and 2002:

	Three Months Ended September 30,

	2001	2002

	(Dollars in thousands)

Free cash flow	$3,680	$5,458
Plus gain (loss) on sale of assets, net of tax	12,332	(58)
Plus income (loss) from discontinued operations, net of tax	(240)	17,858
Less depreciation and amortization	(7,545)	(2,843)
Less bank and bond fee amortization	(345)	(416)
Less tax benefit of non-book amortization	–	(2,985)
Plus maintenance capital expenditures	1,478	1,092

Net income	$9,360	$18,106

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $15.6 million or 16.1% to $112.2 million for the nine months ended September 30, 2002 from $96.6 million for the same period of the prior year. The growth is attributable primarily to the increase in same station revenue and the acquisitions of radio stations and a network during 2001 and 2002, partially offset by the sales of radio stations during 2001 and 2002. On a same station basis, net revenue improved $10.7 million or 13.8% to $88.2 million for the nine months ended September 30, 2002 from $77.5 million for the same period of the prior year. The improvement was primarily due to an increase in network revenue due to increased network affiliations and quality programming, an increase in net revenue at radio stations we acquired in 2000 and 2001 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time available on our recently launched music stations, and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 48.4% for the nine months ended September 30, 2002 from 43.0% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 37.4% for the nine months ended September 30, 2002 from 41.8% for the same period of the prior year. This change in our revenue mix is primarily due to the launch of our contemporary Christian music format in several markets and our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.      Other media revenue decreased $0.4 million or 6.7% to $5.6 million for the nine months ended September 30, 2002 from $6.0 million for the same period of the prior year. The decrease is due primarily to reduced revenues from print advertising in a softening publishing market, partially offset by increased revenue from banner advertising.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $13.1 million or 21.5% to $74.0 million for the nine months ended September 30, 2002 from $60.9 million for the same period of the prior year. The increase is attributable primarily to operating expenses associated with the acquisitions of radio stations and a network during 2001 and 2002, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2001 and 2002. On a same station basis, broadcasting operating expenses increased $4.9 million or 10.0% to $54.1 million for the nine months ended September 30, 2002 from $49.2 million for the same period of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

      OTHER MEDIA OPERATING EXPENSES.        Other media operating expenses decreased $1.7 million or 23.3% to $5.6 million for the nine months ended September 30, 2002 from $7.3 million for the same period in the prior year. The decrease is attributable primarily to the reduction of selling expenses associated with our publishing business, lower legal fees associated with the Gospel Communications International (“GCI”) litigation, reduced audio streaming costs for our Internet business due to reduced rates and the streaming of fewer affiliates.

      BROADCAST CASH FLOW.      Broadcast cash flow increased $2.5 million or 7.0% to $38.2 million for the nine months ended September 30, 2002 from $35.7 million for the same period of the prior year. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 34.0% for the nine months ended September 30, 2002 from 37.0% for the same period of the prior year. The decrease is primarily attributable to the effect of stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $5.8 million or 20.5% to $34.1 million for the nine months ended September 30, 2002 from $28.3 million for the same period of the prior year. On a same station basis, broadcast cash flow margin improved to 38.7% for the nine months ended September 30, 2002 from 36.5% for the same period of the prior year.

      The following table provides a reconciliation of broadcast cash flow (a non-GAAP financial measure) to operating income (a GAAP financial measure) for the nine months ended September 30, 2001 and 2002:

	Nine Months Ended September 30,

	2001	2002

	(Dollars in thousands)

Broadcast cash flow	$35,699	$38,195
Plus other media revenue	6,041	5,586
Less other media operating expenses	(7,290)	(5,613)
Less depreciation and amortization	(22,145)	(8,600)
Less corporate expenses	(10,484)	(11,300)
Less legal settlement	–	(2,300)

Operating income	$1,821	$15,968

      CORPORATE EXPENSES.        Corporate expenses increased $0.8 million or 7.6% to $11.3 million for the nine months ended September 30, 2002 from $10.5 million for the same period in the prior year, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2001 and 2002.

      EBITDA.       EBITDA increased $0.6 million or 2.4% to $24.6 million for the nine months ended September 30, 2002 from $24.0 million for the same period of the prior year. As a percentage of total revenue, EBITDA decreased to 20.9% for the nine months ended September 30, 2002 from 23.4% for the same period of the prior year. The decrease is primarily due to the one-time legal settlement. Excluding the effect of the one-time legal settlement, EBITDA increased $2.9 million or 12.0% to $26.9 million, representing 22.8% of total revenue for the nine months ended September 30, 2002.

      The following table provides a reconciliation of EBITDA (a non-GAAP financial measure) to operating income (a GAAP financial measure) for the nine months ended September 30, 2001 and 2002:

	Nine Months Ended September 30,

	2001	2002

	(Dollars in thousands)

EBITDA	$23,966	$26,868
Less depreciation and amortization	(22,145)	(8,600)
Less legal settlement	–	(2,300)

Operating income	$1,821	$15,968

      DEPRECIATION AND AMORTIZATION.        Depreciation and amortization expense decreased $13.5 million or 61.1% to $8.6 million for the nine months ended September 30, 2002 from $22.1 million for the same period of the prior year. The decrease is due principally to the adoption of SFAS No. 142 on January 1, 2002, which requires the company to discontinue amortizing broadcast licenses and goodwill.

      OTHER INCOME (EXPENSE).        Interest income decreased $1.7 million to $0.1 million for the nine months ended September 30, 2002 from $1.8 million for the same period of the prior year, primarily due to interest earned on the investments of the proceeds from the sales of radio stations KALC–FM, Denver, Colorado for $100 million in January 2001 and WHKK–AM, Cleveland, Ohio, and WHK–FM, Akron, Ohio for $30.0 million in July 2001, which were used to fund acquisitions in the fourth quarter of 2001 and the first quarter of 2002. Loss on sale of assets of $0.5 million for the nine months ended September 30, 2002 is primarily due to disposition costs related to asset sales in prior periods. Gain on sale of assets of $23.1 million for the nine months ended September 30, 2001 is primarily due to a gain recognized on the condemnation of certain real property in Seattle, Washington and on the sale of radio stations WHKK–AM, Cleveland, Ohio, and WHK–FM, Akron, Ohio for $30.0 million in July 2001. Interest expense increased $0.6 million or 3.0% to $20.3 million for the nine months ending September 30, 2002 from $19.7 million for the same period of the prior year. The increase is primarily due to increased long-term debt related to our radio station and network acquisitions in 2001 and 2002, partially offset by savings of $1.2 million in interest related to our interest rate swap agreement entered into in April 2002 (see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Derivative Instruments,” below). Other expense, net increased $0.2 million to $0.4 million for the nine months ended September 30, 2002 from $0.2 million for the same period of the prior year, primarily due to increased bank commitment fees.

      PROVISION FOR INCOME TAXES.        Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 38.5% for the nine months ended September 30, 2002 and 37.1% for the same period of the prior year. For the nine months ended September 30, 2002 and 2001 the effective tax rate differs from the federal statutory income rate of 34.0%, primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.      Income from discontinued operations was $17.9 million net of income tax expense of $10.1 million, and ($0.9) million net of a tax benefit of $0.4 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Discontinued operations relate to the operations of WYGY–FM, Cincinnati, Ohio, which we discontinued and sold the assets of on September 30, 2002 for $45.0 million. The increase is due to the gain on the sale of the assets of the radio station of $17.9 million net of tax expense of $10.1 million on September 30, 2002.

      NET INCOME.        We recognized a net income of $14.7 million for the nine months ended September 30, 2002 as compared to net income of $3.4 million for the same period of the prior year, an increase of 335.3%. Assuming the company had adopted the provisions of SFAS No. 142 on January 1, 2001, the net income for the nine months ended September 30, 2001 would have been $13.3 million, reducing the increase in net income for the nine months ended September 30, 2002 to 10.7% over the same period of the prior year.

      FREE CASH FLOW.        Free cash flow increased $5.2 million or 64.2% to $13.3 million for the nine months ended September 30, 2002 from $8.1 million for the same period of the prior year. The increase is primarily due to an increase in broadcast cash flow, a decrease in other media operating expenses and a decrease in maintenance capital expenditures.

      The following table provides a reconciliation of free cash flow (a non-GAAP financial measure) to net income (a GAAP financial measure) for the nine months ended September 30, 2001 and 2002:

	Nine Months Ended September 30,

	2001	2002

	(Dollars in thousands)

Free cash flow	$8,141	$13,275
Plus gain (loss) on sale of assets, net of tax	13,843	(329)
Plus income (loss) from discontinued operations, net of tax	(895)	17,871
Less depreciation and amortization	(22,145)	(8,600)
Less bank and bond fee amortization	(714)	(1,197)
Less tax benefit of non-book amortization	–	(8,632)
Plus maintenance capital expenditures	5,121	3,671
Less legal settlement, net of tax	–	(1,380)

Net income	$3,351	$14,679

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

      Cash. Cash and cash equivalents was $52.1 million at September 30, 2002. Working capital was $64.9 million at September 30, 2002. Cash and cash equivalents was $23.9 million at December 31, 2001. The increase in cash and cash equivalents is due primarily to the proceeds of $45.0 million from the sale of the assets of radio station WYGY-FM, Cincinnati, Ohio in September 2002, $40.6 of additional borrowings under our credit facility, partially offset by the use of $45.7 million to acquire four radio stations, $11.2 million for capital expenditures and $4.0 million to repay borrowings under our credit facility.

      We paid $0.3 million of the legal settlement during the quarter ended September 30, 2002. The remaining $2.0 million was paid in October 2002. The payment of this settlement is not expected to have a material impact on our future liquidity.

      Net cash provided by operating activities decreased to $5.6 million for the nine months ended September 30, 2002 compared to $10.4 million in the same period of the prior year, primarily due to a decrease in EBITDA and an increase in accounts receivable.

      Net cash used in investing activities was $13.5 million for the nine months ended September 30, 2002, compared to net cash provided by investing activities of $4.0 million for the same period of the prior year. The decrease is due to cash received for the sale of the assets of radio station KALC-FM, Denver, Colorado, in January 2001 for $100 million, cash used for acquisitions ($45.2 million cash used to purchase the assets of four radio stations during the nine months ended September 30, 2002 as compared to $110.0 million cash used to purchase the assets of nine radio stations and a network for the same period of the prior year) and a decrease in capital expenditures of $11.4 million.

      Net cash provided by financing activities was $36.1 million for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $15.5 million for the same period of the prior year. The difference is due to increased net borrowings under our credit facility and reduced bond issue costs during the nine months ended September 30, 2002.

      Credit Facility. Our wholly-owned subsidiary, HoldCo, is the borrower under our credit facility. At September 30, 2002, $98.2 million was outstanding under the credit facility. The credit facility was amended as of May 2, 2002. The description of the credit facility as set forth below reflects the terms of the amendment. The borrowing capacity and aggregate commitments under the credit facility is $123.8 million at September 30, 2002. Some financial ratio tests were modified in May 2002 to provide HoldCo with additional borrowing flexibility. The credit facility matures on June 30, 2007. In June 2001, HoldCo used the net proceeds of the offering of its 9% senior subordinated notes due 2011 to repay approximately $145.5 million of borrowings under the credit facility.

      Amounts outstanding under the credit facility bear interest at a base rate, at HoldCo’s option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%.

      The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of our consolidated existing total adjusted debt to pro forma twelve-month cash flow (the “Total Adjusted Funded Debt to Cash Flow Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility is 7.25 to 1 from May 2, 2002 through December 30, 2002. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at September 30, 2002 was 6.49 to 1, resulting in a borrowing availability of approximately $24.9 million.

      The credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage (as described above) minimum interest coverage (not less than 1.4 to 1, thereafter increasing periodically until January 1, 2005, at which point it will remain at 2.5 to 1 until June 2007), minimum debt service coverage (a static ratio of not less than 1.1 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.5 to 1) and a minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). As of September 30, 2002, management believes we were in compliance with all such covenants. We and all of our subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facility. The credit facility is secured by pledges of all of our and our subsidiaries’ assets and all of the capital stock of our subsidiares.

      As of September 30, 2002, we were in compliance with all of the covenants under the terms of the credit facility.

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

      As of September 30, 2002, we were in compliance with all of the covenants under the indenture for the 9½% notes.

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

      As of September 30, 2002, we were in compliance with all of the covenants under the indenture for the 9% notes.

      At September 30, 2002, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. The agreement expires in 2011 when the 9% notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt that is hedged with the swap, based on current market rates, was $6.5 million at September 30, 2002. Accordingly, there is no hedge ineffectiveness and no income statement impact on interest paid. The fair value of the swap agreement is presented with long-term assets, and the change in fair value of the debt that is hedged by the swap agreement is reflected in long-term debt consistent with the maturity date of the swap. Our interest expense for the quarter ended September 30, 2002 was reduced by $0.6 million as a result of the differential between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.04% for the quarter ended September 30, 2002.

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

Acquisitions of radio station and network assets

      Most of our radio station acquisitions have consisted primarily of the Federal Communications Commission (“FCC”)licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is generally our policy to retain third-party appraisers to value radio stations, networks or other media businesses under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports for reasonableness. The reports form the basis to record the acquisition of the radio station, network or other media business at the close of the transaction. When we exchange assets, we consider whether the exchange is an exchange of a business or otherwise requires the assets received to be recorded at fair value with the recognition of a gain or loss on the transaction, or the exchange is an exchange of similar productive assets that should be recorded on a historical cost basis with no gain or loss recorded. In accordance with purchase accounting methodology, the operating results of the acquired assets and businesses are included in the consolidated operating results since the dates of acquisition.

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

Intangible assets

      Under the FASB’s new rules (SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets), we will no longer amortize goodwill and intangible assets deemed to have indefinite lives, but will perform annual impairment tests in accordance with the Statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense will no longer be recorded for our FCC licenses as well as our goodwill effective July 1, 2001 for assets acquired subsequent to June 30, 2001, and effective January 1, 2002 for all other assets. Other intangible assets will continue to be amortized over their useful lives.

      We began to apply the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $13 million ($0.56 basic earnings per share) per year based on the balance sheet as of December 31, 2001.

Valuation allowance (deferred taxes)

      For financial reporting purposes, we have recorded a valuation allowance of $2.6 million as of September 30, 2002 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews the company’s financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE INSTRUMENTS

      We are exposed to fluctuations in interest rates. We actively monitor these fluctuations and use derivative instruments from time to time to manage the related risk. In accordance with our risk management strategy, we use derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses and may increase volatility in our earnings.

      We had one interest rate swap agreement outstanding as of September 30, 2002, which is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      On January 1, 2001, we adopted SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities–Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging transactions must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133, as amended.

      Under Statement No. 133, as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss on the hedged item attributable to the risk being hedged. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense.

      At September 30, 2002, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement expires in 2011 when the 9% notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt hedged by the swap, based on current market rates, was $6.5 million at September 30, 2002. The fair value of the swap agreement is included with long-term assets, and the change in fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is 100% effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended September 30, 2002 was reduced by $0.6 million as a result of the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.04% for the quarter ended September 30, 2002.

MARKET RISK

      Borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the “prime rate” in the United States. As of September 30, 2002, we could borrow up to an additional $24.9 million under the credit facility. At September 30, 2002, we had borrowed $98.2 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%. At September 30, 2002, the blended interest rate on amounts outstanding under our credit facility was 5.09%. At September 30, 2002, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $1.0 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $250.0 million (relating to the 9½% notes and the 9% notes) as of September 30, 2002, with an aggregate fair value of $257.5 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradeable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $244.8 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $271.2 million.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 promulgated under the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the company’s periodic SEC filings.

      There were no significant changes in the company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation. Since there were no significant deficiencies or material weaknesses in the company’s internal controls, the company did not take any corrective actions.

PART II – OTHER INFORMATION

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

      On December 6, 2000, GCI made a demand for arbitration upon us, as disclosed in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. On July 15, 2002, we reached a confidential settlement with GCI for $2.3 million. Separately, we also recently settled two other litigation matters. As a result of these settlements, we recorded a one-time charge of approximately $2.5 million and a charge against broadcast operating expenses of approximately $0.2 million in the second quarter of 2002.

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

(b) REPORTS ON FORM 8-K

       On July 22, 2002, Salem filed a report on Form 8-K relating to the sale of the assets of radio station WYGY-FM, Cincinatti, Ohio for $45.0 million in cash. The press release issued July 9, 2002 was reported in an amended current report on Form 8-K/A filed July 24, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
November 14, 2002
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
(Principal Executive Officer)
November 14, 2002
By: /s/ DAVID A. R. EVANS

David A. R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer of Salem Communications Corporation, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

Certification of Chief Executive Officer

I, Edward G. Atsinger III, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of Salem Communications Corporation;

2.		Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.		The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.		The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.		The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer

Certification of Chief Financial Officer

I, David A.R. Evans, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of Salem Communications Corporation;

2.		Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.		The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.		The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.		The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

By: /s/ DAVID A. R. EVANS

David A. R. Evans
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

99.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

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

  the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002
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

  the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002
By: /s/ DAVID A. R. EVANS

David A. R. Evans
Senior Vice President and Chief Financial Officer