Form 10-K
period 2002-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2003-03-31
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER 000-26497

SALEM COMMUNICATIONS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0121400 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	93012 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $0.01 par value per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [   ]

      The aggregate market value of the Registrant’s Class A common stock held by non–affiliates of the Registrant was $173,211,616 computed by reference to the closing sales price of the Registrant’s Class A common stock as reported on the NASDAQ National Market System as of June 28, 2002.

      As of March 27, 2003, there were 17,930,417 shares of the Registrant’s Class A common stock and 5,553,696 shares of Class B common stock outstanding.

PART I

ITEM 1.      BUSINESS.

FORWARD-LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks as well as other risks and uncertainties are detailed below at “CERTAIN FACTORS AFFECTING SALEM” and from time to time in Salem’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

      All metropolitan statistical area (“MSA”) rank information used in this report is from the Fall 2002 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company, excluding the Commonwealth of Puerto Rico. According to the Radio Market Survey, the population estimates used were based upon 2000 U.S. Bureau Census estimates updated and projected to January 2003 by Claritas, Inc.

GENERAL

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family theme radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and operate 89 radio stations, including 57 stations in 22 of the top 25 markets. This makes us the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. Management believes that we are the fifteenth largest radio broadcaster measured by net broadcasting revenues for the year ended December 31, 2002. We also own Salem Radio Network®, which we believe to be a leading developer, producer and syndicator of religious and family issues oriented talk, news and music programming, but not of general broadcast programming, with over 1,500 affiliated radio stations. In addition, we own complementary Internet and publishing businesses.

      We maintain a Website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed or furnished to the Securities and Exchange Commission.

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

      Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for almost 30 years. Our management team has successfully executed a strategy of identifying, acquiring and operating radio stations.

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

      Salem Communications Corporation was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Salem Communications Holding Corporation (“Salem Holding”) was formed as a wholly-owned subsidiary of Salem Communications Corporation in May 2000. In May 2000, Salem Communications Corporation formed an additional wholly-owned subsidiary, Salem Communications Acquisition Corporation (“AcqCo”), which has since acquired nine radio stations through its wholly-owned subsidiary SCA License Corporation. In August 2000, Salem Communications Corporation assigned substantially all of its assets and liabilities (other than stock of Salem Holding and AcqCo) to Salem Holding.

      On June 15, 2001, Salem Holding effected a dividend to Salem Communications Corporation of Salem Holding’s publishing and Internet businesses. This transaction was effected as a dividend of the capital stock and membership interests, respectively, of Salem Holding’s wholly-owned subsidiaries CCM Communications, Inc. and OnePlace, LLC. As a result, CCM and OnePlace became direct subsidiaries of Salem Communications Corporation. CCM and OnePlace continue to be guarantors of borrowings under Salem Holding’s credit facility and of Salem Holding’s existing 9% and 7¾% notes. Salem Communications Corporation and all of its subsidiaries (other than Salem Holding) are guarantors of the borrowings under Salem Holding’s credit facility and Salem Holding’s 9% notes and 7¾% notes.

DEVELOPMENT OF THE BUSINESS

      In 2002, we completed the purchase of the following radio stations:

			MSA	Purchase
Date	Market	Station	Rank (1)	Price

January 12, 2002	Sacramento, CA	KLNA-FM (now KKFS-FM)	26	$8,650
February 15, 2002	Seattle, WA	KIKN-AM	13	525
May 2, 2002	Portland, OR	KJUN-FM (now KFIS-FM)	23	35,800
August 13, 2002	Honolulu, HI	KJPN-AM (now KHCM-AM)	60	650
December 18, 2002	Nashville, TN	WRLG-FM and WYYB-FM	44	5,600

				$51,225

      (1) “MSA” means metropolitan statistical area.

      On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon us, as disclosed in our annual report on Form 10–K for the year ended December 31, 2001 and our quarterly reports on Form 10–Q for the quarters ended March 31, 2002 and June 30, 2002. On July 15, 2002, we reached a confidential settlement with GCI for $2.3 million. We paid $0.3 million on August 12, 2002 and paid the remaining $2.0 million on October 4, 2002.

      On September 30, 2002, the company sold the assets of radio station WYGY–FM, Cincinnati, Ohio for $45.0 million. Of the proceeds, $30.0 million was placed in an account with a qualified intermediary under a like–kind exchange agreement in order to preserve our ability to effect a tax-deferred exchange. The sale of WYGY–FM was treated as a discontinued operation, and accordingly, the gain on the sale of the assets of WYGY–FM of $15.9 million (net of deferred taxes of $12.0 million) and the operations of WYGY–FM were reflected net in income (loss) from discontinued operations in the statement of operations included in this report. All prior periods were restated to reflect the operations of WYGY–FM net in income (loss) from discontinued operations to be consistent with the current period presentation.

      On October 4, 2002, the company acquired the assets of the Internet portal operations of Crosswalk.com for $4.1 million. We previously began to operate Crosswalk.com pursuant to a local marketing agreement on September 3, 2002. The acquisition of Crosswalk.com complements our other Internet businesses.

RADIO STATIONS

      After completing our pending transactions, the company will own and/or operate a national portfolio of 89 radio stations in 36 markets, including 27 FM stations and 62 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

New York, NY (3)	1	WMCA-AM	1989	Christian Teaching and Talk
		WWDJ-AM	1994	Christian Teaching and Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	Conservative News/Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WZFS-FM	1990	Contemporary Christian Music
		WYLL-AM	2001	Christian Teaching and Talk
San Francisco, CA	4	KFAX-AM	1984	Christian Teaching and Talk
		KSFB-FM	2000	Contemporary Christian Music
		KSFB-AM	2001	Christian Teaching and Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	Christian Teaching and Talk
Philadelphia, PA	6	WFIL-AM	1993	Christian Teaching and Talk
		WZZD-AM	1994	Christian Teaching and Talk
Houston-Galveston, TX	7	KKHT-AM	1995	Christian Teaching and Talk
		KTEK-AM	1998	Christian Teaching and Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WABS-AM	2000	Christian Teaching and Talk
Boston, MA	9	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
Atlanta, GA	11	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WGKA-AM	2000	Southern Gospel
		WFSH-FM	2000	Contemporary Christian Music
Seattle–Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM	1994	Christian Teaching and Talk
		KTFH-AM	1997 (4)	Silent
		KKMO-AM	1998	Spanish Language Programming
		KKOL-AM	1999	Conservative News/Talk
		KIKN-AM	2002	Conservative News/Talk
Phoenix, AZ	14	KCTK-AM	1996	Conservative News/Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis–St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	Christian Teaching and Talk
		WWTC-AM	2001	Conservative News/Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	Conservative News/Talk
Baltimore, MD	18	WITH-AM	1997 (5)	Christian Teaching and Talk

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Denver–Boulder, CO	21	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	Conservative News/Talk
		KBJD-AM	1999 (7)	Conservative News/Talk
Pittsburgh, PA	22	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Portland, OR	23	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
Cleveland, OH (6)	24	WCCD-AM	1997	Christian Teaching and Talk
		WHK-AM	2000	Christian Teaching and Talk
		WKNR-AM	2000	Sports/Talk
		WFHM-FM	2001	Contemporary Christian Music
Tampa, FL	20	WTWD-AM	2000	Christian Teaching and Talk
		WTBN-AM	2001 (6)	Christian Teaching and Talk
Cincinnati, OH	25	WTSJ-AM	1997	Christian Teaching and Talk
		WBOB-AM	2000	Conservative News/Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	Conservative News/Talk
		KKFS-FM	2002	Contemporary Christian Music
Riverside–San Bernardino, CA	27	KRLH-AM	2001	Christian Teaching and Talk
San Antonio, TX	30	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	Adult Nostalgia
Milwaukee, WI	32	WRRD-AM	2001	Christian Teaching and Talk
		WFZH-FM	2001	Contemporary Christian Music
Columbus, OH	34	WRFD-AM	1987	Christian Teaching and Talk
Jacksonville, FL	49	WJGR-AM	2003 (8)	News/Talk
		WZNZ-AM	2003 (8)	Sports/Talk
		WZAZ-AM	2003 (8)	Black Gospel
		WBGB-FM	2003 (8)	Contemporary Christian Music

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Nashville, TN	44	WBOZ-FM	2000	Southern Gospel
		WVRY-FM	2000	Southern Gospel
		WRLG-FM	2002	Contemporary Christian Music
		WYYB-FM	2002	Contemporary Christian Music
Louisville, KY	54	WLSY-FM	1999	Christian Teaching and Talk
		WRVI-FM	1999	Contemporary Christian Music
		WGTK-AM	2000	Conservative News/Talk
		WFIA-AM	2001	Christian Teaching and Talk
Richmond, VA	55	WBTK-AM	2001	Christian Teaching and Talk
Honolulu, HI	60	KAIM-AM	2000	Silent
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Christian Teaching and Talk
		KHNR-AM	2000	News/Talk
		KHCM-AM	2002	Country
Colorado Springs, CO	95	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
Youngstown-Warren, OH	111	WHKW-AM	2001	Christian Teaching and Talk
Oxnard-Ventura, CA	118	KDAR-FM	1974	Christian Teaching and Talk
Tyler-Longview, TX	146	KPXI-FM	2000 (9)	Christian Teaching and Talk

      (1) Actual city of license may differ from metropolitan market served.

      (2) “MSA” means metropolitan statistical area.

      (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

      (4) KTFH-AM is under construction and not yet operating. It is an expanded band AM station. Under current Federal Communications Commission (“FCC”) rules, we would be required to surrender to the FCC license for either KTFH-AM or KLFE-AM five years after the FCC grants the KTFH-AM license. That grant will not occur until after construction of KTFH-AM is completed.

      (5) WITH-AM is simulcast with WAVA-AM, Washington, D.C.

      (6) WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

      (7) KBJD-AM is an expanded band AM station. Under current FCC rules, we will be required to surrender to the FCC the license for either KBJD-AM or KRKS-AM on February 20, 2006.

      (8) Pending transaction.

      (9) KPXI-FM is simulcast with KWRD-FM, Dallas-Fort Worth, TX.

      PROGRAM REVENUE. For the year ended December 31, 2002, we derived 23.8% and 12.6% of our gross revenue, or $40.4 million and $21.5 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We have been successful in assisting quality local programs to expand into national syndication.

      ADVERTISING REVENUE. For the year ended December 31, 2002, we derived 44.0% of our gross revenue, or $74.9 million from the sale of local spot advertising and 6.3% of our gross revenue, or $10.7 million from the sale of national spot advertising.

      OPERATIONS. Each of the radio markets in which we have a presence has a general manager who is responsible for day-to-day operations, local spot advertising sales and, where applicable, local program sales for all of our stations in the market. We pay our general managers a base salary plus a percentage of the respective station’s or cluster of stations net operating income. For each station we also have a staff of full and part-time engineering, programming and sales personnel. We pay our sales staff on a commission basis.

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

      Our corporate headquarters personnel oversee the placement and rate negotiation for all nationally syndicated programs. Centralized oversight of this component of company revenue is necessary because our key program customers purchase time in many of our markets. Corporate headquarters personnel also are responsible for centralized accounting and finance functions, human resources, engineering and other support functions designed to provide resources to local management.

      We believe that the listening audiences for our radio stations formatted with our primary format, which provide the financial support for program producers purchasing time on these stations, are responsive to affinity advertisers that promote products targeted to audiences interested in religious and family issues and are receptive to direct response appeals such as those offered through infomercials. All of such stations have affinity advertising customers in their respective markets. Local church groups and many community organizations such as rescue missions and family crisis support services can often effectively reach their natural constituencies by advertising on religious format stations. Advertising is also purchased by local and national affiliated religious bookstores, publishers specializing in inspirational and religious literature and other businesses that desire to specifically target audiences interested in religious and family issues. Our stations generate spot advertising revenue from general market advertisers.

SALEM RADIO NETWORK®

      In 1993, we established Salem Radio Network® in connection with our acquisition of certain assets of the former CBN Radio Network. Establishment of Salem Radio Network® was a part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. Salem Radio Network® which is headquartered in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to religious and family issues talk and music stations as well as general market news/talk stations. Currently, we have rights to eight full-time satellite channels and all Salem Radio Network® product is delivered to affiliates via satellite.

      Salem Radio Network® has more than 1,500 affiliate stations, including our owned and operated stations, that broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. The principal source of network revenue is from the sale of advertising time. Network operations also include commission revenue of Salem Radio Representatives from unaffiliated customers. We recognize our advertising and commission revenue from the sale of advertising and from the placement of advertising on radio stations as the spots are aired. Salem Radio Network’s® gross revenue, including commission revenue for Salem Radio Representatives, for the year ended December 31, 2002 was $13.5 million.

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

OTHER MEDIA

      INTERNET. In 1999, we established an Internet business, OnePlace, in connection with our purchase of the assets of OnePlace, LLC, AudioCentral, GospelMedia Network (which was sold in 2000) and Involved Christian Radio Network. In January 2003, we renamed this division the “Salem Web Network.” The division’s activities enhance and support our core radio strategy by providing on-demand audio streaming for Salem’s program producers. The OnePlace business model mirrors our radio station business model: revenue from ministries and advertising (banners and sponsorships). We also introduced SonicPlace.com, which provides on-demand audio streaming for Salem’s Christian music channels. In October 2002, we acquired the assets of and re-launched Crosswalk.com, an Internet portal that offers religious-based content including bible studies, devotionals, family issues material and music.

      PUBLISHING. In 1999, we purchased CCM Communications, Inc. (“CCM”). CCM, based in Nashville, Tennessee, has published magazines since 1978 which follow the contemporary Christian music industry. CCM’s flagship publication, CCM Magazine®, is a monthly music magazine offering interviews with artists, issue-oriented features, album reviews and concert schedules. Through CCM’s trade publications, we are uniquely positioned to track contemporary Christian music audience trends. In February 2003, we launched Homecoming Magazine. Homecoming contains a wide variety of features and regular columns focusing on such topics as relationships, spirituality and health and fitness. We anticipate that there will also be interviews with influential names.

      SATELLITE RADIO. In August 1998, we expanded our reach by entering into an exclusive agreement with XM Satellite Radio, Inc. to develop, produce, supply and market religious and family issues audio programming which is distributed by a subscriber-based satellite digital audio radio service. XM Satellite Radio, Inc. is one of two FCC licensees for this service and it has the capability of providing up to 100 channels of audio programming. We provide religious and family themes talk programming on one channel and youth and adult religious music programming on two additional channels.

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

      Competition may also come from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, personal communications services and the new service of low powered, limited coverage FM radio stations newly authorized by the FCC. Digital audio broadcasting will deliver multiformat digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, the anticipated commencement of satellite delivered digital audio radio services, which are intended to deliver multiple audio programming formats to local and national audiences, may create additional competition. We have attempted to address these existing and potential competitive threats through OnePlace and through our exclusive arrangement to provide religious and family issues talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

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

EMPLOYEES

      At March 1, 2003, Salem employed 911 full-time and 332 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

CERTAIN FACTORS AFFECTING SALEM

We may not pursue potentially more profitable business opportunities outside of our religious and family themes formats which may have a material adverse effect on our business.

      We are fundamentally committed to broadcasting formats emphasizing religious and family themes. We may not switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences. We do not intend to pursue business opportunities that would conflict with our core commitment to religious and family themes formats even if such opportunities would be more profitable. Our decision not to pursue other formats might result in lower operating revenues and profits than we might otherwise achieve.

If we are unable to successfully execute our acquisition strategy, our business may not continue to grow.

      We intend to continue to acquire radio stations as well as other complementary media businesses. Our acquisition strategy has been, and will continue to focus on, the acquisition of strong signal stations in the top 50 markets. However, we may not be able to successfully identify and consummate future acquisitions, and stations that we do acquire may not increase our broadcast cash flow or yield other anticipated benefits. Acquisitions in markets in which we already have a presence may not increase our broadcast cash flow due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

We may be unable to integrate the operations and management of acquired stations, which could have a material adverse effect on our business and operating results.

      Since January 1, 2002, we acquired or agreed to acquire and/or operate the assets of nine radio stations and an Internet business, and we expect to make acquisitions of other stations and station groups in the future.

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

      As part of our growth strategy, we seek to acquire additional radio stations in markets in which we already have existing stations. However, our ability to acquire, operate and integrate any such future acquisition as part of a cluster may be limited by antitrust laws, FCC regulations, and/or the amendment of the Communications Act through congressional action. Such changes may affect our ability to acquire additional stations in local radio markets where we already own one or more radio stations.

      The FCC is currently studying issues related to the definition of a “local radio market”and the number of stations that one entity may own in any such market; interest has been expressed by members of Congress to limit the level of ownership concentration in local radio markets. We cannot predict whether there will be a change in the Communications Act of 1934 or other federal law governing ownership of radio stations, or whether the FCC, the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”) will modify their rules and policies restricting the acquisition of additional stations in a local radio market. In addition, we cannot predict whether a private party will challenge acquisitions we may propose in the future. These events could adversely affect our ability to implement our cluster acquisition strategy.

Government regulation of the broadcasting industry by the FTC, DOJ and FCC may limit our ability to acquire or dispose of radio stations and enter into certain agreements.

      The Communications Act and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC licenses. The FTC and the DOJ evaluate transactions to determine whether those transactions should be challenged under federal antitrust laws. Over the past seven years, the FTC and the DOJ have been increasingly active in their review of radio station acquisitions. This is particularly the case when a radio broadcast company proposes to acquire an additional station in an existing market. As we have gained a presence in a greater number of markets and a greater percentage of the top 50 markets, our future proposed transactions may more frequently be subject to more aggressive review by the FTC or the DOJ due to market concentration concerns. This increased level of review may be accentuated in instances where we propose to engage in a transaction with parties who themselves have multiple stations in the relevant market. The FCC might not approve a proposed radio station acquisition or disposition when the DOJ has expressed market concentration concerns with respect to the buy or sell side of a given transaction, even if the proposed transaction would otherwise comply with the FCC’s numerical limits on in-market ownership. We cannot be sure that the DOJ or the FTC will not seek to prohibit or require the restructuring of our future acquisitions on these or other bases.

      As noted above, the FCC has instituted a proceeding to consider a broad range of possible changes to its rules governing radio ownership in local markets. These possible changes may limit our ability to make future radio station acquisitions and may eventually require us to terminate any agreements whereby we provide programming to or sell advertising on radio stations that we do not own. Additionally, under an interim policy announced by the FCC in connection with its proceeding to modify the radio ownership rules, the FCC could designate for hearing or significantly delay approval of any of our future proposed radio station acquisitions or dispositions which, in the FCC’s view, even in the absence of an expression of concern by the DOJ, raise local market concentration concerns. Were a complaint based on issues other than market concentration to be filed against us or other FCC licensees involved in a transaction with us, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition.

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

If we cannot attract the anticipated listener and advertiser base for our newly acquired radio stations, we may not recoup associated promotional costs or achieve profitability for these radio stations.

      We have recently acquired new radio stations that previously broadcast in formats other than our primary formats. We continue to program some of these recently acquired stations in non-primary formats and others we format to our themes of religious and family values. During, and for a period after, the conversion of a radio station’s format, the radio station typically generates operating losses. The magnitude and duration of these losses depends on a number of factors, including the promotional and marketing costs associated with attracting listeners and advertisers to our radio station’s new format and the success of these efforts. There is no guarantee that the operation of these newly acquired stations or our operations in new formats will attract a sufficient listener and advertiser base. If we are not successful in attracting the listener and advertiser base we anticipate, we may not recoup associated promotional costs or achieve profitability for these radio stations.

Our strategy to develop and launch new formats may not result in profitability for stations broadcasting in these formats.

      We have launched music formats, including a contemporary Christian music format called The Fish™, as well as a conservative news/talk format, in several markets. We have traditionally relied on Christian teaching and talk block programming as the primary source of our revenue and there is no guarantee that the implementation of these new formats will attract a sufficient listener and advertiser base. Our strategy to launch and develop new formats may not result in any significant revenues or net income. Our management may be unable to successfully market these additional formats due to less operational experience compared to Christian teaching and talk formats. In addition, the introduction of these new formats involves significant promotional costs which will negatively impact our profitability.

If we do not maintain or increase our block program revenue share compared to other broadcast companies, our business and operating results may be adversely affected.

      The financial success of each of our radio stations that features Christian teaching and talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block program time to national and local religious organizations, which accounted for 36.4% and 40.0% of our gross broadcasting revenue during the years ended December 31, 2002 and 2001, respectively. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we cannot be sure that we will be able to maintain or increase our current block programming revenue.

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

A sustained economic downturn could negatively impact our ability to generate advertising revenue.

      We derive a substantial part of our revenues from the sale of advertising on our radio stations. For the years ended December 31, 2002, 2001 and 2000, 50.3%, 45.5%, and 41.9% of our broadcast revenues, respectively, were generated from the sale of advertising. Because advertisers generally reduce their spending during economic downturns, we could be adversely affected by a sustained economic downturn or a national recession. In addition, because a substantial portion of our revenues are derived from local advertisers, our ability to generate advertising revenues in specific markets could be adversely affected by local or regional economic downturns. We are particularly dependent on advertising revenue from the Los Angeles and Dallas markets, which generated 8.7% and 8.4%, respectively, of our gross broadcast revenues in 2002.

Acts of war and terrorism may reduce our advertising revenue and have other negative effects on our business.

      In response to the September 11, 2001 terrorist attacks on New York City and Washington, D.C., we increased our news and community service programming, which decreased the amount of broadcast time available for commercial advertising. In addition, these events have caused and may continue to cause advertisers to cancel advertisements on our stations. Continued acts of war and terrorism against the United States, and the country’s response thereto, including the current military operations in Afghanistan and the war in Iraq, may also cause a general slowdown in the U.S. advertising market, which could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and other factors. In addition, these events may have other negative effects on our business, the nature and duration of which we cannot predict.

If we lose the services of our founders, the management and operation of our business could be disrupted.

      Our business is dependent upon the performance and continued efforts of certain key individuals, particularly Edward G. Atsinger III, our President and Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of either Messrs. Atsinger or Epperson could have a material adverse effect upon us. We have entered into employment agreements with each of Messrs. Atsinger and Epperson. Messrs. Atsinger and Epperson’s agreements expire in June 2004. Mr. Epperson has radio interests outside of us that will continue to impose demands on his time.

Our controlling stockholders may cause us to engage in transactions that conflict interests.

      Edward G. Atsinger III, Stuart W. Epperson and Nancy A. Epperson control approximately 88% of the voting power of Salem’s capital stock. Accordingly, these stockholders control Salem. Messrs. Atsinger and Epperson and Mrs. Epperson thus have the ability to control fundamental corporate transactions requiring equity holder approval, including but not limited to, the election of all of Salem’s directors, except for two independent directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem.

If we fail to maintain our licenses with the FCC, we could be prevented from operating affected radio stations.

      We operate each of our radio stations pursuant to one or more FCC broadcasting licenses. As each license expires, we apply for renewal of the license. However, we cannot be sure that any of our licenses will be renewed, and renewal is subject to challenge by third-parties or to denial by the FCC. The Communications Act and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC licenses. Were a complaint to be filed against us or other FCC licensees involved in a transaction with us, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition. The failure to renew any of our licenses could prevent us from operating the affected station and generating revenue from it. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

ITEM 2. PROPERTIES.

      The types of properties required to support our radio stations include offices, studios and tower and antenna sites. A station’s studios are generally housed with its office in a downtown or business district. We generally select our tower and antenna sites to provide maximum market coverage. Our network operations are supported by offices and studios from which its programming originates or is relayed from a remote point of origination. The operations of our other media businesses are supported by office facilities.

      Our radio stations’ studios and offices and the operations of our other media businesses are located in leased facilities. Our network leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We do not anticipate difficulties in renewing those leases that expire within the next several years or in obtaining other lease arrangements, if necessary. We own our corporate office building, located in Camarillo, California.

      We lease certain property from the principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Part III, Item 13 of this report. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

      No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3. LEGAL PROCEEDINGS.

      Incident to our business activities, we are a party to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters; however, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The company’s Class A common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ-NMS”) under the symbol SALM. At March 17, 2003, the company had approximately 30 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 17,930,417 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the Class A common stock of the company as reported on the NASDAQ-NMS.

	2001				2002

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High	$18.63	$26.98	$29.35	$24.10	$25.40	$30.46	$25.44	$28.09
Low	$12.75	$14.00	$17.20	$17.16	$21.80	$23.00	$18.90	$19.82

      There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

      No cash dividends were declared for any class of common equity in the last two fiscal years. The company intends to retain future earnings for use in its business and does not anticipate declaring or paying any dividends on shares of the company’s Class A or Class B common stock in the foreseeable future. Further, the company’s board of directors will make any determinations to declare and pay dividends in light of the company’s earnings, financial position, capital requirements, agreements for our outstanding debt and such other factors as the board of directors deems relevant.

      The company’s sole source of cash from which to make dividend payments will be dividends paid to the company or payments made to the company by its subsidiaries. The ability of the subsidiaries to make such payments may be restricted by applicable state laws or terms of agreements to which they are or may become a party.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information as of December 31, 2002 with respect to shares of our Class A common stock that may be issued under the 1999 Stock Incentive Plan, our only existing equity compensation plan. The 1999 Stock Incentive Plan was adopted by our board of directors and approved by our stockholders on May 25, 1999. On March 20, 2003, the board of directors approved an amendment to the 1999 Stock Incentive Plan to reserve an additional 600,000 shares of the company's Class A common stock for issuance under the plan. The amendment is subject to stockholder approval and the matter will be submitted as a proposal for stockholder vote at the company's 2003 annual meeting of stockholders to be held on June 11, 2003.

Equity Compensation Plan Information

Number of Securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	554,945	$19.17	417,030 (1)

Equity compensation plans not approved by security holders	–	–	–

Total	554,945	$19.17	417,030

      (1)       Subject to stockholder approval at the 2003 annual meeting of stockholders, the number of securities available for future issuance under the 1999 Stock Incentive Plan will be increased by an additional 600,000 shares of the company's Class A common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION.

      Salem’s selected historical statement of operations and balance sheet data presented below as of and for the five years ended December 31, 2002 are derived from the audited consolidated financial statements of Salem. The consolidated financial statements as of December 31, 2001 and 2002 and for each of the years in the three-year period ended December 31, 2002, and the independent auditors’ report thereon, are included elsewhere in this report. Salem’s financial results are not comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. Additionally, the Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WYGY-FM as a discontinued operation, which radio station was sold on September 30, 2002, and increases to revenues and expenses for barter transactions, which were previously reported net in our operations. The selected consolidated financial information below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically the disclosure concerning a reconciliation for historical non-GAAP measures presented in “–Non-GAAP Financial Measures” included elsewhere in this report.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net broadcasting revenue	$80,401	$90,058	$113,010	$136,106	$156,216
Other media revenue	—	6,424	7,916	8,016	8,054

Total revenue	80,401	96,482	120,926	144,122	164,270

Operating expenses:
Broadcasting operating expenses	45,036	49,227	63,187	87,772	103,809
Other media operating expenses	—	9,985	14,863	9,282	7,709
Legal settlement	—	—	—	—	2,300
Corporate expenses	7,395	8,507	10,457	13,774	14,387
Stock and related cash grant	—	2,550	—	—	—
Depreciation and amortization	14,058	18,233	25,065	30,026	11,446

Total operating expenses	66,489	88,502	113,572	140,854	139,651

Operating income	13,912	7,980	7,354	3,268	24,619

Other income (expense):
Interest income	291	1,005	534	1,994	255
Gain (loss) on disposal of assets	236	(219)	773	26,276	(567)
Gain on sale of assets to related parties	—	—	28,794	3,560	—
Interest expense	(15,941)	(14,219)	(17,452)	(26,542)	(27,162)
Other expense	(422)	(633)	(857)	(573)	(458)

Total other income (expense)	(15,836)	(14,066)	11,792	4,715	(27,932)
Income (loss) before income taxes, discontinued operations and extraordinary item	(1,924)	(6,086)	19,146	7,983	(3,313)
Provision (benefit) for income taxes	(343)	(1,611)	7,337	2,442	(1,323)

Income (loss) before discontinued operations and extraordinary item	(1,581)	(4,475)	11,809	5,541	(1,990)
Discontinued operations, net of tax	—	—	(513)	(1,154)	15,995

Income (loss) before extraordinary item (1)	(1,581)	(4,475)	11,296	4,387	14,005
Extraordinary loss, net of tax (1)	—	(3,570)	(1,187)	—	—

Net income (loss)	$(1,581)	$(8,045)	$10,109	$4,387	$14,005

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED).

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands, except per share data)
Basic earnings (loss) per share data: (2)
Earnings (loss) before discontinued
operations and extraordinary item	$(0.09)	$(0.22)	$0.50	$0.24	$(0.08)
Income (loss) from discontinued operations	—	—	(0.02)	(0.05)	0.68
Extraordinary loss	—	(0.18)	(0.05)	—	—
Net earnings (loss) per share	(0.09)	(0.40)	0.43	0.19	0.60

Diluted earnings (loss) per share data: (2)
Earnings (loss) before discontinued operations and
extraordinary item	$(0.09)	$(0.22)	$0.50	$0.23	$(0.08)
Income (loss) from discontinued operations	—	—	(0.02)	(0.05)	0.68
Extraordinary loss	—	(0.18)	(0.05)	—	—
Net earnings (loss) per share	(0.09)	(0.40)	0.43	0.19	0.59

Basic weighted average shares outstanding (2)	16,661,088	20,066,006	23,456,088	23,456,828	23,473,821

Diluted weighted average shares outstanding (2)	16,661,088	20,066,006	23,466,849	23,518,747	23,582,906

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED).

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$1,917	$34,124	$3,928	$23,921	$26,325
Restricted cash	—	—	—	—	107,661
Intangible assets, net	141,776	150,520	358,482	344,059	380,508
Total assets	207,750	264,364	470,668	507,254	672,209
Long-term debt, less current portion	178,610	100,087	286,050	311,621	350,908
Stockholders’ equity	9,101	142,839	152,948	157,370	171,928

Cash flows related to:
Operating activities	$11,015	$8,204	$10,712	$11,633	$6,814
Investing activities	(31,762)	(35,159)	(219,848)	(10,070)	(27,018)
Financing activities	21,019	59,162	178,940	18,430	22,608

Other Data:
Broadcast cash flow (3)	$35,365	$40,831	$49,823	$48,334	$52,407
Broadcast cash flow margin (4)	44.0%	45.3%	44.1%	35.5%	33.5%

(1)     The extraordinary loss in each of 1999 and 2000 relates to the write-off of deferred financing costs and termination fees related to the repayment of debt. See note 5 to our consolidated financial statements.

(2)     See note 1 to our consolidated financial statements.

(3)      We define broadcast cash flow as net broadcasting revenue less broadcasting operating expenses.

      Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”), it should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of GAAP. We use this financial measure because management believes it is useful for all investors and users of our financial statements in understanding our financial performance. Management believes that broadcast cash flow is useful because it is generally recognized by the radio broadcasting industry as a measure of performance and is used by investors and by analysts who report on the performance of broadcast companies. Broadcast cash flow is generally recognized as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. Broadcast cash flow does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with generally accepted accounting principles. Broadcast cash flow as used by Salem is not necessarily comparable to similarly titled measures employed by other companies.

      Reconciliations of broadcast cash flow with operating income for Salem are set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and for Salem Holding are set forth in the section entitled “Summary Consolidated Financial and Other Data of Salem Holding.”

(4)     Broadcast cash flow margin is broadcast cash flow as a percentage of net broadcasting revenue.

      The following table provides a reconciliation of reported net income for the two years ended December 31, 2001 to net income that would have been had Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” been applied as of January 1, 1998:

	Year Ended December 31,

	1998	1999	2000	2001

	(Dollars in thousands, except per share data)

Reported net income (loss)	$(1,581)	$(8,045)	$10,109	$4,387
Add back goodwill and broadcast licenses amortization, net of tax	5,707	6,749	10,687	13,547

Adjusted net income (loss)	$4,126	$(1,296)	$20,796	$17,934

Basic and diluted earnings (loss) per share
As reported	$(0.09)	$(0.40)	$0.43	$0.19
Goodwill and broadcast licenses amortization, net of tax	0.34	0.34	0.46	0.58

Adjusted net income (loss)	$0.25	$(0.06)	$0.89	$0.76

      Had SFAS No. 142 been applied as of January 1, 1998, income before discontinued operations and extraordinary item would have been $4.1 million ($0.25 per share), $2.3 million ($0.12 per share), $22.5 million ($0.96 per share) and $19.1 million ($0.81 per share) for the years ended December 31, 1998, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. See note 2 to our consolidated financial statements.

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

	Year Ended December 31,

	2000		2001		2002

	(Dollars in thousands)
Block program time:
National	$34,887	28.3%	$37,778	25.5%	$40,447	23.8%
Local	19,044	15.5	21,478	14.5	21,503	12.6

	53,931	43.8	59,256	40.0	61,950	36.4
Advertising:
National	7,712	6.3	7,150	4.9	10,684	6.3
Local	43,804	35.6	60,151	40.6	74,928	44.0

	51,516	41.9	67,301	45.5	85,612	50.3
Infomercials	5,228	4.2	6,139	4.1	6,114	3.6
Salem Radio Network®	9,174	7.5	12,100	8.2	13,524	7.9
Other	3,171	2.6	3,266	2.2	3,110	1.8

Gross broadcasting revenue	123,020	100.0%	148,062	100.0%	170,310	100.0%

Less agency commissions	10,010		11,956		14,094

Net broadcasting revenue	$113,010		$136,106		$156,216

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

      As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. Quarterly revenue from the sale of block program time does not tend to vary significantly; however, since program rates are generally set annually.

      Our cash flow is affected by a transition period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial or advisable to change its format. This transition period occurs when we develop a radio station’s customer and listener base. During this period, a station will typically generate negative or insignificant cash flow.

      In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2002, we sold 97% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

      Salem Web Network, our Internet business, earns its revenue from the (i) sales of streaming services, (ii) sales of banner advertising and sponsorships on the Internet, and, (iii) to a lesser extent, sales of software and software support contracts. CCM, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our consolidated statements of operations.

SAME STATION DEFINITION

      In the discussion of our results of operations below, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a “same station” basis. We include in our same station comparisons the results of operations of radio stations and networks that we own or operate in the same format during the current period compared with the results of the same stations and networks for the corresponding period of the prior year. We do not include a station or a network in the comparison unless it has been owned or operated for at least an entire quarter included in each of the current and corresponding prior year periods.

RESULTS OF OPERATIONS

We have reclassified our statements of operations data for all periods presented to reflect our sale on September 30, 2002 of the assets of radio station WYGY-FM, Cincinnati, Ohio, which has been accounted for as a discontinued operation. In addition, we have reclassed barter transactions to reflect increases to revenues and expenses as appropriate, eliminating the practice of reporting these transactions net in our statements of operations.

Year ended December 31, 2002 compared to year ended December 31, 2001

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $20.1 million or 14.8% to $156.2 million in 2002 from $136.1 million in 2001. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2001 and 2002, partially offset by the sales of radio stations during 2001 and 2002. On a same station basis, net revenue improved $14.6 million or 13.0% to $126.7 million in 2002 from $112.1 million in 2001. The improvement was primarily due to an increase in net revenue at radio stations we acquired in 2000 and 2001 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level and an increase in network revenue due to increased network affiliations and quality programming. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 50.3% in 2002 from 45.5% in 2001. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 36.4% in 2002 from 40.0% in 2001. This change in our revenue mix is primarily due to the launch of our contemporary Christian music format in several of our markets and our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.1 million or 1.3% to $8.1 million in 2002 from $8.0 million in 2001. This increase was due primarily to increased banner advertisments and sponorships from our Internet business partially offset by decreased subscription and advertising revenue from our publishing business.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $16.0 million or 18.2% to $103.8 million in 2002 from $87.8 million in 2001. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2002, increased promotional expenses primarily associated with our contemporary Christian music format, and an increase in music license fees, partially offset by the operating expenses associated with five radio stations sold during 2001. On a same station basis, broadcasting operating expenses increased $6.7 million or 9.1% to $80.3 million in 2002 from $73.6 million in 2001. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period as well as increased legal expenses.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $1.6 million or 17.2% to $7.7 million in 2002 from $9.3 million in 2001. The decrease is attributable primarily to the reduction of selling expenses associated with our publishing business, reduced audio streaming costs for our Internet business due to reduced rates and the streaming of fewer affiliates and reduced overhead costs.

      CORPORATE EXPENSES.      Corporate expenses increased $0.6 million or 4.3% to $14.4 million in 2002 from $13.8 million in 2001, primarily due to additional overhead costs associated with the acquisitions of radio stations and a network during 2001 and 2002, offset by a reduction in senior management bonuses in 2002.

      DEPRECIATION AND AMORTIZATION.       Depreciation expense increased $2.1 million or 28.4% to $9.5 million in 2002 from $7.4 million in 2001. The increase is due to the depreciation expense associated with our acquisitions in 2001 and 2002. Amortization expense decreased $20.8 million to $1.9 in 2002 from $22.7 million in 2001. The decrease is primarily due to the adoption of SFAS No. 142 on January 1, 2002, which requires the company to discontinue amortizing broadcast licenses and goodwill. Had SFAS 142 been effective during 2001, amortization expense would have been $1.3 million in 2001.

      OTHER INCOME (EXPENSE).       Interest income decreased $1.7 million to $0.3 million in 2002 from $2.0 million in 2001, primarily due to the interest earned on the investment of the proceeds from the sales of the assets of radio stations KALC-FM, Denver, Colorado for approximately $100 million in January 2001, and WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio for $30.0 million in July 2001. These proceeds were used to finance the acquisitions of radio stations and a network in 2001 and 2002, reducing the interest-bearing investments available to produce interest income in 2002. Loss on sale of assets of $0.6 million in 2002 is primarily due to the disposal of miscellaneous equipment. Gain on disposal of assets, including sales of assets to related parties, of $29.8 million in 2001 is primarily due to gains recognized on the sales of the assets of radio stations WHKK-AM, Cleveland, Ohio, WHK-FM, Akron, Ohio, KEZY-AM, San Bernardino, California, WHLO-AM, Akron, Ohio, and the gain realized on the condemnation of certain real property in Seattle, Washington. Interest expense increased $0.7 million or 2.6% to $27.2 million in 2002 from $26.5 million in 2001. The increase is due to interest expense associated with borrowings on the credit facility to fund acquisitions in 2002, offset by savings of $1.8 million in interest related to our interest rate swap agreement entered into in April 2002, (See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Derivative Instuments”. Other expense, net decreased to $0.5 million in 2002 from $0.6 million in 2001, due primarily to a decrease in bank commitment and fiscal intermediary fees.

      PROVISION FOR INCOME TAXES.      Provision (benefit) for income taxes as a percentage of income before income taxes, discontinued operations and extraordinary item (that is, the effective tax rate) was (39.9)% in 2002 and 30.6% in 2001. For the year ended December 31, 2002 and 2001 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX. Income from discontinued operations was $16.0 million net of income tax expense of $12.0 million for the year ended December 31, 2002, compared to a loss of $1.2 million net of a tax benefit of $0.8 million for the year ended December 31, 2001. Discontinued operations relate to the operations of WYGY–FM, Cincinnati, Ohio, which was sold on September 30, 2002 for $45.0 million. The increase is primarily due to the gain on the sale of the assets of the radio station of $15.9 million net of income tax expense of $12.0 million on September 30, 2002.

      NET INCOME. We recognized net income of $14.0 million for the year ended December 31, 2002 as compared to net income of $4.4 million for year ended December 31, 2001.

Year ended December 31, 2001 compared to year ended December 31, 2000

      NET BROADCASTING REVENUE.       Net broadcasting revenue increased $23.0 million or 20.3% to $136.1 million in 2001 from $113.1 million in 2000. The growth is attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2000 and 2001, partially offset by the sales of radio stations during 2000 and 2001. On a same station basis, net revenue improved $6.2 million or 9.7% to $70.9 million in 2001 from $64.7 million in 2000. The improvement was primarily due to an increase in net revenue at radio stations we acquired in 1998 and 1999 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level, and an increase in network revenue due to increased network affiliations and quality programming. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 45.5% in 2001 from 41.9% in 2000. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 40.0% in 2001 from 43.8% in 2000. This change in our revenue mix is primarily due to our continued efforts to develop more advertising revenue in all of our markets as well as the launch of our contemporary Christian music format in several markets.

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

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $24.6 million or 38.9% to $87.8 million in 2001 from $63.2 million in 2000. The increase is attributable to operating expenses associated with the acquisitions of radio stations and a network during 2000 and 2001, promotional expenses associated with the launch of the contemporary Christian music format in several markets, and an increase in music license fees, partially offset by the operating expenses associated with three radio stations sold during 2000. On a same station basis, broadcasting operating expenses increased $3.5 million or 9.3% to $41.2 million in 2001 from $37.7 million in 2000. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

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

      DEPRECIATION AND AMORTIZATION.       Depreciation expense increased $0.3 million or 4.2% to $7.4 million in 2001 from $7.1 million in 2000. Amortization expense increased $4.7 million or 26.1% to $22.7 million in 2001 from $18.0 million in 2000. The increases are primarily due to the depreciation and amortization expense associated with the acquisitions of radio stations and a network in 2000 and 2001.

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

      PROVISION FOR INCOME TAXES.      Provision (benefit) for income taxes as a percentage of income (loss) before income taxes, discontinued operations and extraordinary item (that is, the effective tax rate) was 30.6% in 2001 and 38.3% in 2000. For the year ended December 31, 2001 and 2000 the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes. In addition, the effective tax rate in 2001 has been affected by changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      NET INCOME.      As a result of the above, we recognized net income of $4.4 million in 2001 as compared to a net income of $10.1 million in 2000.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate broadcast cash flow. We define broadcast cash flow as net broadcasting revenue less broadcasting operating expenses.

      Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We use this financial measure because management believes it is useful for all investors and users of our financial statements in understanding our financial performance. Management believes that broadcast cash flow is useful because it is generally recognized by the radio broadcasting industry as a measure of performance and is used by investors and by analysts who report on the performance of broadcast companies. Broadcast cash flow is generally recognized as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. Broadcast cash flow does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with generally accepted accounting principles. Our broadcast cash flow is not necessarily comparable to similarly titled measures employed by other companies.

Year ended December 31, 2002 compared to year ended December 31, 2001

      BROADCAST CASH FLOW.      Broadcast cash flow increased $4.1 million or 8.5% to $52.4 million in 2002 from $48.3 million in 2001. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 33.5% in 2002 from 35.5% in 2001. The decrease is primarily attributable to the effect of fourteen radio stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $7.9 million or 20.5% to $46.4 million in 2002 from $38.5 million in 2001.

      The following table provides a reconciliation of broadcast cash flow (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the twelve months ended December 31, 2001 and 2002:

	Twelve Months Ended December 31,
	(Dollars in thousands)

	2001	2002

Broadcast cash flow	$48,334	$	52,407
Plus other media revenue	8,016		8,054
Less other media operating expenses	(9,282)		(7,709)
Less depreciation and amortization	(30,026)		(11,447)
Less corporate expenses	(13,774)		(14,387)
Less legal settlement	–		(2,300)

Operating income	$3,268	$	24,618

Year ended December 31, 2001 compared to year ended December 31, 2000

      BROADCAST CASH FLOW.      Broadcast cash flow decreased $1.5 million or 3.1% to $48.3 million in 2001 from $49.8 million in 2000. As a percentage of net broadcasting revenue, broadcast cash flow decreased to 35.5% in 2001 from 44.1% in 2000. The decrease is primarily attributable to the effect of eight radio stations acquired during 2000 and 2001 that previously operated with formats other than their current format and the effect of the launch of the contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $2.8 million or 10.2% to $29.7 million in 2001 from $27.0 million in 2000.

      The following table provides a reconciliation of broadcast cash flow (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the twelve months ended December 31, 2000 and 2001:

	Twelve Months Ended December 31,

	2000	2001

	(Dollars in thousands)
Broadcast cash flow	$49,823	$48,334
Plus other media revenue	7,916	8,016
Less other media operating expenses	(14,863)	(9,282)
Less depreciation and amortization	(25,065)	(30,026)
Less corporate expenses	(10,457)	(13,774)

Operating income	$7,354	$3,268

RECENT DEVELOPMENTS

      Following the terrorist attacks on the United States on September 11, 2001, we increased the news and community service programming on our radio stations, reducing the amount of broadcast time available for commercial advertising. In addition, certain advertisers cancelled their advertising time. As a consequence of these events, our financial results were adversely affected at the end of the third quarter and the fourth quarter of 2001. These events, as well as the military operations in Afghanistan and Iraq beginning in the fourth quarter of 2002 and the outbreak of the war in Iraq commencing in the first quarter of 2003, continued to have an adverse impact on advertising revenues throughout the year ended December 31, 2002 and will likely continue to have an adverse impact during 2003.

      Further acts of war or terrorism against the United States, the United States’ response to any attacks, as well as future security threats may continue to affect our business operations and those of our advertisers and other customers. We cannot predict the further negative effects these events may have on our business operations.

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

Intangible Assets

      Under the Financial Accounting Standards Board’s new rules, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”), we will no longer amortize goodwill and intangible assets deemed to have indefinite lives, but will perform annual impairment tests in accordance with these statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense will no longer be recorded for our FCC licenses as well as our goodwill effective July 1, 2001 for assets acquired subsequent to June 30, 2001 and effective January 1, 2002 for all other assets. Other intangible assets will continue to be amortized over their useful lives.

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2002, based on our application of the impairment rules, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgements by our management. If conditions in the markets in which that our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $1.4 million as of December 31, 2002 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews the company’s financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long–Term Debt and Debt Covenant Compliance

      Our classification of our borrowings under our credit facility as long term debt in our balance sheet is based on our assessment that under the borrowing restrictions and covenants in our credit facility and after considering our projected operating results and cash flows for the coming year that no principal payments will be required pursuant to the credit agreement. These projections are estimates which are inherantly uncertain and dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors; our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facility or it may become necessary to seek an amendment to our credit facility.Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilityor a further amendment of our credit facility becoming necessary.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 is effective for financial statements for fiscal years beginning on or after June 15, 2002. We are required to adopt this statement in the first quarter of 2003 and do not expect that its adoption will have a material impact on our financial position, results of operations or cash flows.

      On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of this statement did not materially impact our financial position, results of operations or cash flows. The adoption of SFAS No. 144 did result in the treatment of the sale of WYGY-FM, Cincinnati, Ohio, as a discontinued operation.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases.” We have adopted this statement for the first quarter 2003 and do not expect its adoption to have a material impact on our financial position, results of operations or cash flows.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 address the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity.” It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect its adoption will have a material impact our financial position, results of operations or cash flows.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock–Based Compensation–Transition and Disclosure, an amendment of FASB statements No. 123. ” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement and its adoption did not have a material impact on our financial position, results of operations or cash flows.

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

      Cash. Cash and cash equivalents was $26.3 million at December 31, 2002. Additionally, at December 31, 2002, we had $107.7 million classified as restricted cash which was held in a trust account that was used to redeem on January 22, 2003 all of our outstanding $100.0 million 9½% senior subordinated notes due 2007 plus accrued interest, and $21.0 million held by a qualified intermediary under a like-kind exchange agreement to preserve our ability to effect a tax-deferred exchange. Working capital was $49.6 million at December 31, 2002. Cash and cash equivalents was $23.9 million at December 31, 2001, including $8.5 million held by a qualified intermediary under a like-kind exchange agreement. The increase in cash and cash equivalents is due to the cash proceeds received from our December 2002 issuance of our $100.0 million 7¾% senior subordinated notes due 2010, cash provided by operating activities, borrowings from our revolving credit facility, and the sale of the assets of radio station WYGY-FM, Cincinnati, Ohio, for approximately $45.0 million, offset by $55.2 million used to acquire the assets of five radio stations and the assets of an Internet business during the year ended December 31, 2002.

      Net cash provided by operating activities decreased to $6.8 million for the year ended December 31, 2002 compared to $11.6 million in the prior year, primarily due to a decrease in accounts receivable turnover and an increase in prepaid expenses, offset by an increase in broadcast cash flow.

      Net cash used by investing activities increased to $27.0 million for the year ended December 31, 2002, compared to $10.1 million for the prior year. The increase is due to cash used for acquisitions (cash used of $55.2 million to purchase the assets of five radio stations and the assets of an Internet business during the year ended December 31, 2002 as compared to cash used of $122.0 million to purchase the assets of twelve radio stations and a network for the prior year) offset by a decrease in capital expenditures and a decrease in proceeds from the sale of radio station assets ($45.0 million was received for the sale of WYGY-FM, Cincinnati, Ohio, in 2002 as compared to approximately $100 million received in the sale of radio station KALC-FM, Denver, Colorado, in 2001).

      Net cash provided by financing activities increased to $22.6 million for the year ended December 31, 2002, compared to $18.4 million for the prior year. The increase was primarily due to the issuance of our $100.0 million 7¾% senior subordinated notes in December 2002 and increased borrowings under our credit facility for acquisitions, offset by the placement of $107.7 million in a trust account to redeem our 9½% senior subordinated notes and repayments of long-term debt during the year ended December 31, 2002.

      Credit Facility. Salem Holding is the borrower under our credit facility. At December 31, 2002, $93.1 million was outstanding under the credit facility. The borrowing capacity and aggregate commitments under the credit facility was $135.0 million at December 31, 2002. The credit facility was amended as of December 16, 2002. The description of the credit facility as set forth below reflects the terms of the amendment. The definitions of various debt covenants were redefined and the financial ratio tests were modified to provide Salem Holding with additional borrowing flexibility, allowing Salem Holding to issue its $100.0 million 7¾% senior subordinated notes, the proceeds of which were used to redeem all of the $100.0 million 9½% senior subordinated notes. The credit facility matures on June 30, 2007. On March 31, 2003, we used $25.0 million of excess cash to pay down our credit facility.

      Amounts outstanding under the credit facility bear interest at a base rate, at Salem Holding’s option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%.

      The maximum amount that Salem Holding may borrow under the credit facility is limited by a ratio of our consolidated existing total adjusted debt to pro forma twelve-month cash flow (the “Total Adjusted Funded Debt to Cash Flow Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility was 7.00 to 1 as of December 31, 2002. In March 2003, we amended our credit facility to, among other things, extend the existing Total Adjusted Funded Debt to Cash Flow Ratio through September 29, 2003 to not less than 6.70 to 1.00, and to revise the minimum interest coverage ratio. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at December 31, 2002, on a pro forma basis, was 6.70 to 1, resulting in a borrowing availability of approximately $12.8 million.

      The credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described, minimum interest coverage (initially upon completion of the offering of the 9½% notes, not less than 1.4 to 1, thereafter increasing periodically until January 1, 2005, at which point it will remain at 2.5 to 1 until June 2007), minimum debt service coverage (a static ratio of not less than 1.1 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). We and all of our subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facility. The credit facility is secured by pledges of all of our and our subsidiaries’ assets and all of the capital stock of our subsidiaries.

      As of December 31, 2002, management believes we were in compliance with all of the covenants under the terms of the credit facility. In March 2003, we amended our credit facility to, among other things, extend the existing Total Adjusted Funded Debt to Cash Flow Ratio through September 29, 2003 to not less than 6.70 to 1.00, and to revise the minimum interest coverage ratio.

      9½% Senior Subordinated Notes due 2007. In September 1997, we issued $150.0 million principal amount of 9½% senior subordinated notes due 2007. In July 1999, we repurchased $50.0 million in principal amount of those notes with a portion of the net proceeds of our initial public offering.

      In August 2000, Salem Holding assumed the indenture governing the existing 9½% notes in connection with the assignment of substantially all of our assets and liabilities to Salem Holding, including the obligations as successor issuer under that indenture. As of December 31, 2002, management believes we were in compliance with all of the covenants under the indenture for the 9½% notes.

      In December 2002, we issued $100.0 million of our 7¾% senior subordinated notes (see “7¾% Senior Subordinated Notes due 2010,” below), the proceeds of which were used to redeem all of the outstanding 9½% notes on January 22, 2003. As a result of this redemption, we incurred a non-cash charge in the first quarter of 2003 of $1.7 million for the write-off of unamortized bond issue costs. This was in addition to the $4.5 million premium paid in January 2003 in connection with this redemption.

      As of December 31, 2002, management believes we were in compliance with all of the covenants under the indenture for the 9½% notes.

      9% Senior Subordinated Notes due 2011. In June 2001, Salem Holding issued $150.0 million principal amount of 9% senior subordinated notes due 2011. Salem Holding used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility. The indenture for the 9% notes contains restrictive covenants that, among others, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Salem Holding is required to pay $13.5 million per year in interest on the 9% notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 9% notes.

      As of December 31, 2002, management believes we were in compliance with all of the covenants under the indenture for the 9% notes.

      7¾% Senior Subordinated Notes due 2010. In December 2002, Salem Holding issued $100.0 million principal amount of 7¾% senior subordinated notes due 2010. Salem Holding used the net proceeds to redeem the $100.0 million 9½% senior subordinated notes on January 22, 2003. The indenture for the 7¾% notes contains restrictive covenants that, among others, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Salem Holding is required to pay $7.8 million per year in interest on the 7¾% notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 7¾% notes.

      As of December 31, 2002, management believes we were in compliance with all of the covenants under the indenture for the 7¾% notes.

Summary of Long-Term Debt Obligations as of December 31, 2002	Amount

(Dollars in thousands)

Revolving line of credit with banks	$93,050
9½% senior subordinated notes due 2007	100,000
9% senior subordinated notes due 2011	150,000
7¾% senior subordinated notes due 2010	100,000
Fair market value of interest swap agreement	7,790
Capital leases and other loans	97

450,937
Less current portion	(100,029)

$350,908

      At December 31, 2002 and 2001, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

      Future minimum contractual obligations, including capital and operating leases, revolving bank and bond issue debt, excluding associated interest costs, as well as other long-term obligations as of December 31, 2002, are as follows:

	Payments Due by Period

		Less
Contractual		than 1	1-3	4-5	After 5
Obligations	Total	year	years	years	years

	(Dollars in thousands)

Long-term debt	$443,050	$100,000	$—	$93,050	$250,000
Capital lease obligations	97	29	39	29	—
Operating leases	38,161	7,373	12,616	7,619	10,553

Total contractual cash obligations	$481,308	$107,402	$12,655	$100,698	$260,553

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At December 31, 2002, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. The interest rate swap agreement is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. This agreement expires in 2011 when the 9% notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt hedged by the swap, based on current market rates, was $7.8 million at December 31, 2002. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Changes in the fair value of the swap and the changes in the fair value of the debt being hedged are recorded as part of interest expense. Because this fair value hedge is 100% effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2002 was reduced by $1.8 million as a result of the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.04% as of December 31, 2002. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

     Under SFAS No. 133, as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss on the hedged item attributable to the risk being hedged. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense.

     On January 1, 2001, we adopted SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS No. 133, as amended, requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging transactions must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133, as amended.

MARKET RISK

     In addition to the interest rate swap agreement discussed above under “Derivative Instruments,” borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. At December 31, 2002, we had borrowed $93.1 million under the credit facility. As of December 31, 2002, we could borrow up to an additional $12.8 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%. At December 31, 2002, the blended interest rate on amounts outstanding under the credit facility was 4.95%. At December 31, 2002, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.9 million on an annualized basis.

     In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $350.0 million as of December 31, 2002, with an aggregate fair value of $363.6 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradeable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $345.2 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $383.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary data required by this Item are set forth at the end of this report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

      The following table sets forth certain information as of March 17, 2003, except where otherwise indicated, with respect to the directors of the company.

      Each of the directors of the company serves a one-year term and all directors are subject to re-election at each annual stockholders’ meeting.

		First Became
		Director of
Name of Director	Age	Company	Position(s) Held with the Company

Stuart W. Epperson	66	1986	Chairman of the Board
Edward G. Atsinger III	63	1986	President, Chief Executive Officer and Director
David Davenport	52	2001	Director
Eric H. Halvorson	53	1988	Director
Roland S. Hinz	63	1997	Director
Donald P. Hodel	67	1999	Director
Richard A. Riddle	58	1997	Director
Paul Pressler	72	2002	Director

      Set forth below is certain information concerning the principal occupation and business experience of each of the directors during the past five years.

      Mr. Epperson has been Chairman of Salem since its inception. Mr. Epperson has been engaged in the ownership and operation of radio stations since 1961. In addition, he is a member of the board of directors of the National Religious Broadcasters. Mr. Epperson is married to Nancy A. Epperson who is Mr. Atsinger’s sister.

      Mr. Atsinger has been President, Chief Executive Officer and a director of Salem since its inception. He has been engaged in the ownership and operation of radio stations since 1969 and is a member of the board of directors of the National Religious Broadcasters. Mr. Atsinger is the brother-in-law of Mr. Epperson.

      Mr. Davenport has been a director of Salem since November 2001. Mr. Davenport is a research fellow at the Hoover Institution and has served in that position since August 2001. Mr. Davenport was the chief executive Officer of Starwire Corporation, a software service company formerly known as Christianity.com, from June 2000 to June 2001. Mr. Davenport served as president of Pepperdine University from 1985 to 2000 and from 1980 through 1985; he also served as a professor of law, general counsel, and executive vice president of the university. Mr. Davenport currently serves on the governing and advisory boards of Pepperdine University, Pepperdine University School of Public Policy, Hope Network Ministries, Forest Lawn Memorial Parks Association and National Legal Center for the Public Interest. He also serves on advisory boards of Clark/Bardes, Inc. and Starwire Corporation. Mr. Davenport also serves on the board of directors of Ameron International.

      Mr. Halvorson has been a director of Salem since 1988. Mr. Halvorson is currently a Visiting Professor at Pepperdine University. Mr. Halvorson was Chief Operating Officer of Salem from 1995 to 2000 and Executive Vice President of the company from 1991 to 2000. From 1991 to 2000, Mr. Halvorson also served as General Counsel to the company. Mr. Halvorson was the managing partner of the law firm of Godfrey & Kahn, S.C.-Green Bay from 1988 until 1991. From 1985 to 1988, he was Vice President and General Counsel of Salem. From 1976 until 1985, he was an associate and then a partner of Godfrey & Kahn, S.C.-Milwaukee. Mr. Halvorson was a Certified Public Accountant with Arthur Andersen & Co. from 1971 to 1973. Mr. Halvorson is a member of the board of directors of Media Arts Group, Inc. and Computer Motion, Inc.

      Mr. Hinz has been a director of Salem since September 1997. Mr. Hinz has been the owner, President and Editor-in-Chief of Hi-Torque Publishing Company, a publisher of magazines covering the motor cycling and biking industries, since 1982. Mr. Hinz is also the managing member of Hi-Favor Broadcasting, LLC, the licensee of radio station KLTX-AM, Long Beach, California, and KEZY-AM, San Bernardino, California which were acquired from Salem in August 2000 and December 2001, respectively, as described in Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” He is active in a number of non-profit organizations and serves as Chairman of the Fund Development Committee of English Language Institute China. Mr. Hinz also serves on the board of directors of the Association of Community Education, Inc., a not-for-profit corporation operating radio station KLTX-AM, Long Beach, California, and KEZY-AM, San Bernardino, California. Mr. Hinz also serves on the boards of directors of Gordon Conwell Theological Seminary, Truth for Life, and Lake Avenue Congregational Church.

      Mr. Hodel has been a director of Salem since May 1999. Mr. Hodel is a founder and has been the Managing Director of Summit Group International, Ltd., an energy and natural resources consulting firm, since 1989. He has served as Vice Chairman of Texon Corporation, an oil and natural gas marketing company, since 1994. Mr. Hodel served as President of the Christian Coalition from June 1997 to January 1999 and as Executive Vice President of Focus on the Family from January 1996 to August 1996. Mr. Hodel currently serves on the boards of directors of Integrated Electrical Services, Inc., Focus on the Family and Eagle Publishing, Inc. and has previously served on the boards of a number of stock exchange listed companies. During the Reagan Administration, Mr. Hodel served as Secretary of Energy and Secretary of the Interior.

      Mr. Riddle has been a director of Salem since September 1997. Mr. Riddle is an independent businessman specializing in providing financial assistance and consulting to manufacturing companies. Since 1991 he has been the President of Richray Industries, a holding company for various manufacturing companies. He was President and majority stockholder of I. L. Walker Company from 1988 to 1997, when the company was sold. He also was Chief Operating Officer and majority stockholder of Richter Manufacturing Corp. from 1970 to 1987.

      Judge Pressler has been a director of Salem since March 2002, and is also a board member of the Free Market Foundation and KHCB Network, a non-profit corporation which owns Christian radio stations in Texas and Louisiana, and a board member of National Religious Broadcasters. He has been an active leader in the Southern Baptist Convention. Additionally, he is a member of the Texas Philosophical Society, the General Counsel of the Baptist World Alliance, and the State Republican Executive Committee of Texas. Since 2000, Judge Pressler has been a partner in the law firm of Woodfill & Pressler, a director of Revelation, Inc., and has been in private mediation practice for several years as well. A retired justice of the Texas Court of Appeals, Judge Pressler was appointed Justice of the Texas Court of Appeals in 1978, serving until 1992. Judge Pressler also served as District Judge from 1970 to 1978. From 1958 to 1970, he was associated with the law firm of Vinson & Elkins.

Committees of the Board of Directors

      The company’s board of directors has a standing Audit Committee and Compensation Committee. The company does not have a separate nominating committee because such functions are performed by the entire board of directors.

      The Audit Committee met once each quarter in 2002. The Audit Committee currently consists of Messrs. Riddle (Chairman), Halvorson and Hodel. The Audit Committee’s responsibilities are generally to assist the board in fulfilling its legal and fiduciary responsibilities relating to accounting, audit and reporting policies and practices of the company and its subsidiaries. The Audit Committee also, among other things, oversees the company’s financial reporting process, recommends to the board of directors the engagement of the company’s independent auditors, monitors and reviews the quality, activities and functions of its independent auditors, and monitors the adequacy of the company’s operating and internal controls as reported by management and internal auditors. The board of directors has adopted a written charter for the Audit Committee. This charter was attached as Appendix A to the proxy statement for the 2001 annual meeting of stockholders. The members of the Audit Committee are independent directors as defined under the National Association of Securities Dealers, Inc.’s listing standards.

      The Compensation Committee held two meetings in 2002. In the future, the Compensation Committee expects to meet at least twice annually and additional times as are necessary or advisable to achieve the purposes of the committee. The Compensation Committee currently consists of Messrs. Hinz (Chairman), Davenport and Riddle. The Compensation Committee is authorized to review and approve compensation, including non-cash benefits, and severance arrangements for the company’s senior officers and employees and to recommend to the board salaries, remuneration and other forms of additional compensation and benefits as it deems necessary. The Compensation Committee also administers the company’s 1999 Stock Incentive Plan.

      All of the directors serving on the Audit Committee and the Compensation Committee are directors who are not employees of the company.

Meetings of the Board of Directors

      There were four meetings of the board of directors in 2002. With the exception of Judge Pressler missing the first meeting because he was not yet a member of the board, each of the company’s directors during 2002 attended all of the meetings of the board of directors and committees of the board of directors on which they served during such period.

Compensation of Directors

      Directors’ Fees. Officers of Salem who also serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Salem. Directors of Salem who are not also officers or employees of Salem received $3,750 for attending each regular or special meeting of the board of directors and $500 for attending each regular or special meeting of any committee established by the board of directors in 2002. Directors of Salem are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at board and board committee meetings.

      Stock Option Grants. Directors of Salem who are not also officers or employees of Salem were granted 15,000 options each on September 11, 2002 to purchase shares of Salem’s Class A common stock. All of these options vest after one year.

      Employment and Consulting Agreements. Messrs. Atsinger and Epperson are employed as officers of Salem pursuant to Employment Agreements. Mr. Halvorson is employed by Salem as a consultant pursuant to a Consulting Agreement. For more information regarding the Employment Agreements, see “EXECUTIVE COMPENSATION - Employment Agreements”; for more information regarding the Consulting Agreement, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Agreement with Eric H. Halvorson.”

EXECUTIVE OFFICERS

      Set forth below are the executive officers of the company, together with the positions currently held by those persons, as of March 22, 2003. The executive officers are elected annually and serve at the pleasure of the company’s board of directors; however, the company has entered into employment agreements with Messrs. Atsinger and Epperson, which agreements are described under “EXECUTIVE COMPENSATION” below.

Name of Officer	Age	Position(s) Held with the Company

Stuart W. Epperson	66	Chairman of the Board
Edward G. Atsinger III	63	President, Chief Executive Officer and Director
Joe D. Davis	58	Executive Vice President for Radio
David A.R. Evans	40	Senior Vice President and Chief Financial Officer
Russell R. Hauth	62	Senior Vice President, Administration and Public Affairs
Jonathan L. Block	36	Vice President, General Counsel and Secretary
Eileen E. Hill	39	Vice President, Finance and Accounting
Roger K. Kemp	45	Vice President, National Program Development and Ministry Relations
Robert C. Adair	51	Vice President, Operations
David C. Armstrong	57	Vice President, Operations and General Manager/Los Angeles Cluster
Kenneth L. Gaines	64	Vice President, Operations
Allen Power	40	Vice President, Operations and General Manager/Atlanta Cluster
David A. Ruleman	56	Vice President, Operations and General Manager/Washington, D.C. Cluster
Greg R. Anderson	56	President of Salem Radio Network®
James R. Cumbee	50	President of Non-Broadcast Media

      Set forth below is certain information concerning the business experience during the past five years of each of the individuals named above (excluding Messrs. Atsinger and Epperson, see “—DIRECTORS” above).

      Mr. Davis has been Executive Vice President for Radio of Salem since October 2001. Prior to that time Mr. Davis was Senior Vice President of Salem since 2000, Vice President, Operations of Salem since 1996 and General Manager of WMCA-AM since 1989. He was also the General Manager of WWDJ-AM since 1994. He has previously served as Vice President and Executive Director of Christian Fund for the Disabled as well as President of Practice Resources, Inc., Davis Eaton Corporation and Vintage Specialty Advertising company.

      Mr. Evans has been Senior Vice President and Chief Financial Officer of Salem since September 2000. From 1997 to 2000 Mr. Evans served as Senior Vice President and Managing Director—Europe, Middle East and Africa of Warner Bros. Consumer Products in London, England. He also served at Warner Bros. Consumer Products in Los Angeles, California, as Senior Vice President—Latin America, International Marketing, Business Development from 1996 to 1997 and Vice President—Worldwide Finance, Operations, Business Development from 1992 to 1996. From 1990 to 1992 he served as Regional Financial Controller—Europe of Warner Bros. Consumer Products in London, England. Prior to 1990, Mr. Evans was an audit manager with Ernst & Young LLP in Los Angeles and worked as a U.K. Chartered Accountant for Ernst & Young LLP in London.

      Mr. Hauth has been Senior Vice President, Administration and Public Affairs of Salem since May 2001. From January 1998 to May 2001, Mr. Hauth was Vice President for Public Affairs of Salem. Prior to 1998, Mr. Hauth was President of Hauth Associates, a consulting firm which has served us since 1985 in executive selection and business planning. Concurrently, Mr. Hauth has served as Executive Director of the National Religious Broadcasters’ Music License Committee since 1987.

      Mr. Block has been General Counsel since May 2000, Vice President since 1999 and Secretary since 1997. From 1995 to 2000 Mr. Block served as Associate General Counsel of Salem. Prior to 1995, Mr. Block was an associate at the law firm of Bothel, Long & McKisson in San Francisco, California.

      Ms. Hill has been Vice President, Finance and Accounting of Salem since February 2000. From 1997 to 2000 she served as Vice President Accounting and Taxation. She was Controller of Salem from 1996 to 1997. Ms. Hill joined Salem in 1994 as Accounting/Tax Manager. Prior to 1994, Ms. Hill was a Certified Public Accountant for the tax department of Ernst & Young LLP.

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

      Mr. Adair has been Senior Vice President, Operations for Salem since June 2002, and Regional Vice President for Salem since August 2000. Prior to working for Salem, Mr. Adair was Senior Vice President at Renda Broadcasting for ten years. Prior to that time, Mr. Adair held sales and management positions in Oklahoma City with WKY Radio, KTOK Radio and the Oklahoma State University Sports Network.

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

      Mr. Power has been Vice President, Operations of Salem and Salem Holding since November 2002 and General Manager of WFSH-FM, WGKA-AM and WNIV-AM since March 2000. Mr. Power was Vice President of Broadcasting Company of the Carolinas from 1990 to 1995. Mr. Power was General Manager for radio broadcast companies Clear Channel Communications from 1998 to 2000, Capstar Communications from 1997 to 1998, Benchmark Communications from 1995 to 1997 and Broadcasting Company of the Carolinas from 1990 to 1995.

      Mr. Ruleman has been Vice President, Operations of Salem since 1999 and General Manager of WAVA-FM since 1992, WITH-AM since 1997 and WABS-AM since 2000. Mr. Ruleman has also been General Manager of Salem Satellite Media since 2000. He was General Manager of KPRZ-AM from 1986 to 1992. From 1973 to 1986, Mr. Ruleman served as Vice President of Palomar Broadcasting Corporation, a group owner of radio stations in Southern California.

      Mr. Anderson has been President of Salem Radio Network® since 1996. From 1993 to 1994, Mr. Anderson was the Vice President-General Manager of the network. Mr. Anderson was employed by Multimedia, Inc. from 1980 to 1993. After serving as general manager at Multimedia stations in Greenville, South Carolina, Shreveport, Louisiana and Milwaukee, Wisconsin, he was named Vice President, Operations, of the Multimedia radio division in 1987 and was subsequently appointed as Executive Vice President and group head of Multimedia’s radio division.

      Mr. Cumbee has been the President of Non-Broadcast Media of Salem since January 2000. He was the President of Reach Satellite Network, Inc. in Nashville, Tennessee from 1996 through 1999. Salem purchased all of the shares of stock of Reach Satellite Network, Inc. in March 2000. From 1994 to 1996 he served as Vice President of Disney Vacation Development Company.

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

      Based solely on its review of the copies of such reports received by it during or with respect to the year ended December 31, 2002 and/or written representations from such reporting persons, the company believes that its officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth all compensation paid by the company for 2002, 2001 and 2000 to the company’s Chief Executive Officer and the four highest paid executive officers of the company serving as of December 31, 2002 (the “Named Executive Officers”).

		Annual Compensation

					Other Annual	All Other
Name and Principal Positions	Year	Salary	Bonus		Compensation	Compensation

Edward G. Atsinger III	2002	$700,000	$—		$—	$—
President, Chief Executive	2001	513,750	300,000	(1)	—	—
Officer and Director	2000	500,000	—		—	—

Stuart W. Epperson	2002	600,000	—		—	—
Chairman of the Board	2001	513,750	200,000	(2)	—	—
	2000	500,000	—		—	—

Joe D. Davis	2002	285,000	32,000		—	2,700	(3)
Executive Vice President, Radio	2001	251,600	40,000		—	2,625	(3)
	2000	226,345	40,000		—	2,550	(3)

David A.R. Evans	2002	277,632	47,500		—	2,750	(3)
Senior Vice President and	2001	258,796	—		—	—
Chief Financial Officer	2000 (4)	54,968	10,000		—	—

Robert C. Adair	2002	280,000	35,000		—	2,938	(3)
Senior Vice President, Operations	2001	264,804	—		—	2,625	(3)
	2000 (5)	88,268	—		—	—

(1)     On July 1, 2001, Edward G. Atsinger III received a signing bonus of $300,000. See “- Employment Agreements” below for further information.

(2)      On July 1, 2001, Stuart W. Epperson received a signing bonus of $200,000. See “- Employment Agreements” below for further information.

(3)     Represents employer matching contributions to individuals’ 401(k) accounts.

(4)     Mr. Evans became an executive officer of the company in September 2000.

(5)     Mr. Adair became an executive officer of the company in August 2000.

Stock Option Grants

      The following table sets forth information regarding grants of stock options under the 1999 Stock Incentive Plan by the company during 2002 to Named Executive Officers.

	Individual Grants

					Potential Realizable
	Number of				Value of Assumed
	Shares of	Percent			Annual Rates
	Class A	of Total			of Stock Price
	Common	Options			Appreciation for
	Stock	Granted to			Option
	Underlying	Employees	Exercise		Term
	Options	in Fiscal	of Base	Expiration
	Granted (#)	Year	Price ($/SH)	Date	5%($)	10%($)

Edward G. Atsinger III	15,000	26.5%	$23.07	05/06/2007	$95,607	$211,267

Stuart W. Epperson	10,500	18.6%	23.07	05/06/2007	66,925	147,887

Joe D. Davis	1,200	2.1%	23.07	05/06/2007	7,649	16,901

Robert C. Adair	1,000	1.8%	25.18	12/24/2008	8,564	19,248
	1,000	1.8%	25.18	12/24/2009	10,251	23,889
	1,000	1.8%	25.18	12/24/2010	12,022	28,976
	1,000	1.8%	25.18	12/24/2011	13,882	34,193
	1,000	1.8%	25.18	12/24/2012	15,836	40,130

David A.R. Evans	375	0.7%	23.07	05/06/2007	2,390	5,282

Employment Agreements

      Edward G. Atsinger III and Stuart W. Epperson entered into separate employment agreements with Salem effective as of July 1, 2001, pursuant to which Mr. Atsinger serves as President and Chief Executive Officer of Salem and Mr. Epperson serves as Chairman of Salem. The initial employment term under each agreement expires June 30, 2004. Pursuant to the employment agreements, each of Messrs. Atsinger and Epperson will be paid an annual base salary and an annual bonus determined at the discretion of the board of directors. In addition, on July 1, 2001, Messrs. Atsinger and Epperson received signing bonuses of $300,000 and $200,000, respectively, pursuant to their respective employment agreement. Each executive is required to repay a pro rata portion of the signing bonus if his employment is terminated at any time during the initial three-year term of his employment agreement. Effective as of July 1, 2001, the annual base salary payable to each of Messrs. Atsinger and Epperson was $530,000. Effective as of January 1, 2002, the annual base salary payable increased to $700,000 for Mr. Atsinger and $600,000 for Mr. Epperson. The employment agreements each provide that, in the event of a termination of employment by Salem without cause (or a constructive termination by Salem) during the initial term of employment, Salem will pay a severance benefit in the form of salary continuation payments for the longer of six months or the remainder of the initial term, plus accrued bonus through the date of termination. Following the initial term of employment, a termination of employment by Salem without cause (or a constructive termination by Salem) or a failure by Salem to renew the initial or any subsequent term of employment for an additional annual term would entitle Messrs. Atsinger and Epperson to three months of severance plus accrued bonus through the date of termination.

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

      David A.R. Evans entered into an employment agreement with Salem pursuant to which he will serve as Senior Vice President and Chief Financial Officer of Salem. Effective as of September 15, 2000, his annual salary was $250,000. Effective as of September 15, 2001 his annual salary increased to $270,000. Effective as of September 15, 2002 his annual salary increased to $290,000. His employment agreement expires on September 15, 2003.

401(k) Plan

      The company adopted a 401(k) savings plan in 1993 for the purpose of providing, at the option of the employee, retirement benefits to full-time employees of the company and its subsidiaries. Participants are allowed to make nonforfeitable contributions to the savings plan of up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company currently matches 25% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their compensation per pay period. The company made a contribution of $551,000 to the 401(k) savings plan during 2002.

Compensation Committee Interlocks and Insider Participation

      The company’s Compensation Committee consists of Messrs. Hinz (Chairman), Riddle and Davenport. No member is, or formerly was, an officer or employee of the company or any of its subsidiaries and neither had any relationship with the company requiring disclosure herein under applicable rules. In addition, to the company’s knowledge, no executive officer or director of Salem has served as a director or a member of the compensation committee of another entity that requires disclosure herein under applicable rules.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

      The company’s compensation program is administered by the Compensation Committee of the board of directors, which is comprised of three outside, non-employee directors. Following review and approval by the Compensation Committee, issues pertaining to compensation benefits and severance arrangements for the company’s executive officers and other key employees are submitted to the full board of directors for approval.

      The following is the Compensation Committee report addressing the compensation of the company’s executive officers and other key employees for the 2002 fiscal year.

Report of the Compensation Committee

      The primary function of the Compensation Committee is to oversee Salem’s policies relating to executive compensation. The Compensation Committee’s primary objectives are to attract and retain qualified individuals by providing competitive compensation and to encourage key management employees to conduct the affairs of the company in a manner that will directly benefit the company and its stockholders.

      The Compensation Committee’s policy is to establish fair and competitive base salaries for the company’s executive officers and other key employees. In fulfilling this role, the Compensation Committee compares the salaries of Salem’s executive officers and other key employees with those with similar responsibilities at companies that are considered to be comparable in term of assets, market capitalization, revenue and operating cash flow. The Compensation Committee also analyzes the impact of an executive officer’s or other key employee’s individual performance with respect to matters important to the interests of Salem and believes that outstanding performance merits increases in base salary, bonus consideration and stock-based incentives. The Compensation Committee believes that a direct relationship between an executive officer’s or other key employee’s compensation and that individual’s contribution to the company’s interests best serves the company’s stockholders.

      Accordingly, the following principles are inherent in all of the Compensation Committee’s considerations regarding compensation for executive officers and other key employees:

1.	In order to attract and retain highly qualified and experienced personnel necessary to fulfill the objectives of the company, Salem must offer competitive compensation, including a competitive base salary, cash bonus incentives and stock-based incentives;

2.	Cash compensation in excess of the employee’s base salary should be tied to the individual’s performance, the performance of the business unit for which the employee is responsible and the overall performance of the company; and

3.	The financial interest of the executive officers and other key employees of the company should be closely aligned with the financial interests of the company’s stockholders.

      In 2002, the two primary forms of compensation paid or awarded to Salem’s executive officers and other key employees were salary and stock options. The base salaries for the Chairman and Chief Executive Officer in 2002 were provided for in their respective employment agreements with Salem. The Chairman’s base salary for 2002 was $600,000. The Chief Executive Officer’s base salary for 2002 was $700,000. Salary for all other executive officers and other key employees is reviewed periodically and adjusted as warranted in accordance with the company’s principles regarding executive compensation outlined above.

      In 2001, the Compensation Committee renewed the employment agreements with the Chairman and Chief Executive Officer following the principles set above. Effective January 1, 2002, through June 30, 2004, the annual compensation of the Chairman is $600,000 and the annual compensation of the Chief Executive Officer is $700,000. In addition, the Chairman and Chief Executive Officer were paid signing bonuses of $200,000 and $300,000, respectively, upon the signing of their employment agreements. The signing bonuses are refundable to the company on a pro rata basis should the Chairman or CEO terminate their employment prior to July 2004.

      All additional cash compensation paid to executive officers (other than our Chairman and Chief Executive Officer) and other key employees in 2002 was tied to the performance of the individual, the business unit for which they were responsible and the company. The employment agreements for the Chairman and Chief Executive Officer each provide for additional cash bonuses that may be paid to such executive officers at the sole discretion of the board of directors. Salem’s executive officers and other key employees will not be paid a cash bonus for 2002 performance.

      The Compensation Committee believes that ownership of the company’s stock by key management more closely aligns the interest of key management to that of stockholders. In 2002, with the hiring of additional executive officers of the company and to further incentivize key employees, stock options were granted.

      The stock options granted to the executives and other key employees in 2002 generally vest over four years and have an exercise price at an amount equal to or exceeding the fair market price of Salem’s stock at the time of the grant. This approach is designed to increase stockholder value over a long term, since the full benefit of the compensation package cannot be realized unless the stock price appreciation occurs over a number of years.

      The Internal Revenue Code (“Code”) contains a provision that limits the tax deductibility of certain compensation paid to certain executive officers and disallows the deductibility of certain compensation in excess of $1,000,000 per year unless the compensation is considered “performance-based” pursuant to the rules established in the Code. Salem’s policies and practices generally ensure the maximum deduction possible under the Code; however, the company reserves the right to forego any and all of the tax deduction if it is believed to be in the best overall interest of Salem and its stockholders.

COMPENSATION COMMITTEE
Roland S. Hinz (Chairman)
David Davenport
Richard A. Riddle

Stock Price Performance Graph

      The graph below compares the cumulative total stockholder return of the company’s Class A common stock with the cumulative total return of the NASDAQ - NMS equity index and the Paul Kagan Associates, Inc. Radio Station Average index since July 1, 1999, when the company’s Class A common stock was first registered under the Exchange Act, through December 31, 2002. The company’s Class B common stock is not publicly traded and is not registered. The graph assumes that the value of an investment in the Company’s Class A common stock and each index was $100 on July 1, 1999 and that any dividends were reinvested. No cash dividends have been declared on the company’s Class A common stock since the company’s initial public offering. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

      (1) Salem’s Class A common stock returns were calculated based on the closing sales prices per share of the Class A common stock as follows: 7/1/99 (initial trading day), $25.50; 12/31/99, $22.625; 6/30/00, $9.2812; 12/31/00, $14.9375; 6/30/01, $21.88; 12/31/01, $23.00; 06/30/02, $24.87; 12/31/02, $24.97. The $22.50 per share initial public offering price of the company’s Class A common stock was not used in calculating the Salem graph points.

      The stock price performance graph above shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates this information by reference and shall not otherwise be deemed filed under such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information regarding the beneficial ownership of the company’s Class A and Class B common stock as of March 26, 2003 by (i) each person believed by the company to be the beneficial owner of more than 5% of either class of the outstanding Class A or Class B common stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.

							Percent of
	Class A			Class B			Votes of
	Common Stock			Common Stock			All Classes
							of Common
Name and Address(1)	Number		% Vote(2)	Number		% Vote(2)	Stock(2)

Stuart W. Epperson	4,327,529	(3)	24.14%	2,776,848	(4)	50.00%	43.69%
Nancy A. Epperson	4,327,529	(3)	24.14%	2,776,848	(4)	50.00%	43.69%
Edward G. Atsinger III	4,560,530	(5)	25.43%	2,776,848	(5)	50.00%	44.00%
Ted Atsinger	1,178,078	(6)	6.57%	—		*	1.60%
Eric H. Halvorson	14,000	(7)	*	—		*	*
Roland S. Hinz	106,027	(8)	*	—		*	*
Donald P. Hodel	6,500	(9)	*	—		*	*
Richard A. Riddle	62,167	(10)	*	—		*	*
David Davenport	2,050	(11)	*	—		*	*
Paul Pressler	—		*	—		*	*
Joe D. Davis	14,000	(12)	*	—		*	*
Robert C. Adair	16,800	(13)	*	—		*	*
David A.R. Evans	27,625	(14)	*	—		*	*
Westport Asset Management	1,257,225	(15)	7.01%	—		*	1.71%
253 Riverside Avenue
Westport, CT 06880
Liberty Wanger Asset Management, L.P.	1,809,000	(16)	10.08%	—		*	2.46%
227 West Monroe St., Suite 3000
Chicago, IL 60602
All directors and executive officers as a group (21 persons)	9,231,080		51.48%	5,553,696		100.00%	88.16%

*     Less than 1%.

(1)	Except as otherwise indicated, the address for each person is c/o Salem Communications Corporation, 4880 Santa Rosa Road, Camarillo, California 93012. Calculated pursuant to Rule 13d-3(d) under the Exchange Act, shares of Class A common stock not outstanding that are subject to options exercisable by the holder thereof within 60 days of March 26, 2003 are deemed outstanding for the purposes of calculating the number and percentage ownership by such stockholder, but not deemed outstanding for the purpose of calculating the percentage owned by each other stockholder listed. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(2)	Percentage voting power is based upon 17,907,317 shares of Class A common stock and 5,553,696 shares of Class B common stock all of which were outstanding as of March 26, 2003, and the general voting power of one vote for each share of Class A common stock and ten votes for each share of Class B common stock.

(3)	Includes shares of Class A common stock held by a trust of which Mr. Epperson is trustee and shares held directly by Mr. Epperson. As husband and wife, Mr. and Mrs. Epperson are each deemed to be the beneficial owner of shares held by the other and, therefore their combined beneficial ownership is shown in the table. Includes 10,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(4)	Includes shares of Class B common stock held directly by Mr. Epperson and shares held directly by Mrs. Epperson.

(5)	These shares of Class A and Class B common stock are held by trusts of which Mr. Atsinger is trustee. Includes 15,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(6)	These shares of Class A common stock are held in a trust for the benefit of Ted Atsinger, who is Edward G. Atsinger III’s son. Edward G. Atsinger III is the trustee of the trust and these shares are included in the shares beneficially owned by Edward G. Atsinger III as reflected in this table.

(7)	These shares of Class A common stock are held by trusts for which Mr. Halvorson and his wife are trustees. Includes 11,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(8)	Includes 1,411 shares held by his wife and 444 shares held by his son. Mr. Hinz disclaims beneficial ownership of shares of Class A common stock held by his wife and his son. Includes 8,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(9)	Includes 6,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(10)	Includes 44,778 shares of Class A common stock held by a trust for which Mr. Riddle is trustee. Includes 8,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(11)	Includes 2,050 shares of Class A common stock subject to options that are exercisable within 60 days.

(12)	Includes 2,050 shares of Class A common stock subject to options that are exercisable within 60 days.

(13)	Includes 16,800 shares of Class A common stock subject to options that are exercisable within 60 days.

(14)	Includes 2,450 shares of Class A common stock held by a trust for which Mr. Evans is trustee, 600 shares held in custody his minor daughter and 2,750 shares held by Mr. Evan’s spouse as a joint tenant. Mr. Evans disclaims beneficial ownership of all of the 2,750 shares of Class A common stock beneficially owned by his spouse.

(15)	This information is based on a Schedule 13G filed by Westport Asset Management, Inc.(and certain affiliates hereafter described) with the Securities and Exchange Commission on February 14, 2003. Westport Asset Management, Inc. reported that as of such date it was the beneficial owner of 1,257,225 shares of our issued and outstanding Class A common stock which were acquired on behalf of Westport Asset Management, Inc.’s discretionary clients, including Westport Advisors, LLC. Of the 1,257,225 shares, Westport Advisors, LLC employees own 2,000 shares. Westport Asset Management, Inc. owns 50% of Westport Advisors, LLC which is also an investment adviser registered and is also the beneficial owner of 50% of the 1,257,225 shares.

(16)	This information is based on a Schedule 13G filed by Liberty Wanger Asset Management, L.P. (and certain affiliates hereafter described) with the Securities and Exchange Commission on February 4, 2003. Liberty Wanger Asset Management, L.P. reported that as of such date it was the beneficial owner of 1,809,000 shares of our issued and outstanding Class A common stock which were acquired on behalf of Liberty Wanger Asset Management, L.P.’s discretionary clients, including Liberty Acorn Trust. Of the 1,809,000 shares, Liberty Acorn Trust was the beneficial owner of 1,183,100 shares. WAM Acquisition GP, Inc. is the general partner of Liberty Wanger Asset Management, L.P. and also the beneficial owner of all 1,809,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Leases With Principal Stockholders

      As of March 2003, the company leases the studios and tower and antenna sites described in the table below from Messrs. Atsinger and Epperson or trusts or partnerships created for the benefit of Messrs. Atsinger and Epperson and their families. All such leases have cost of living adjustments. Based upon management’s assessment and analysis of local market conditions for comparable properties, the company believes that such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

			Current
			Annual	Expiration
Market	Station Call Letters	Facilities Leased	Rental	Date(1)

Leases with both Messrs. Atsinger and Epperson:
Los Angeles, CA	KRLH-AM	Office/Studios	$24,000	2011
Chicago, IL	WZFS-FM	Antenna/Tower	134,652	2009
San Francisco, CA	KFAX-AM	Antenna/Tower	159,984	2003
Philadelphia, PA	WFIL-AM/WZZD-AM	Antenna/Tower/Studios	123,120	2004
Houston-Galveston, TX	KKHT-AM/KTEK-AM	Antenna/Tower	35,352	2005
		Antenna/Tower	18,444	2008
Seattle-Tacoma, WA	KGNW-AM/KLFE-AM	Antenna/Tower	40,020	2007
		Antenna/Tower	29,088	2004
Minneapolis-St. Paul, MN	KKMS-AM/KYCR-AM	Antenna/Tower/Studios	148,392	2006
Pittsburgh, PA	WORD-FM	Antenna/Tower	29,820	2008
Denver-Boulder, CO	KRKS-AM/KNUS-AM	Antenna/Tower	62,868	2009
		Antenna/Tower	20,664	2006
Portland, OR	KPDQ-AM/FM	Office/Studios	67,728	2007
		Antenna/Tower	15,396	2007
Cincinnatti, OH	WTSJ-AM	Antenna/Tower	13,368	2008
Sacramento, CA	KFIA-AM	Antenna/Tower	90,636	2006
San Antonio, TX	KSLR-AM	Antenna/Tower	34,730	2007
		Antenna/Tower	9,432	2009
Phoenix, AZ	KPXQ-AM	Antenna/Tower	37,010	2009

			$1,094,704

Lease with Mr. Atsinger:
San Diego, CA	KPRZ-AM(2)	Antenna/Tower	52,440	2003

			$1,147,144

(1)      The expiration date reported for certain facilities represents the expiration date assuming exercise of lease term extensions at Salem’s option.

(2)      The KPRZ–AM Antenna/Tower lease was originally set to expire on December 31, 2003. The company and the Atsinger family agreed to extend the term of the lease to April 30, 2003 provided that rent paid in 2003 and subsequent will be based on the value of the underlying property as agreed by the Atsinger family and the company. The company is currently negotiating with the Atsinger family to continue to use this property through purchase or lease.

      Rental expense paid by the company to Messrs. Atsinger and Epperson or trusts or partnerships created for the benefit of their families for 2002 amounted to approximately $1.1 million. Rental expense paid by the company to Mr. Atsinger or trusts created for the benefit of his family for 2002 amounted to approximately $52,000.

Loan to Edward G. Atsinger III

      On December 31, 2000 the company loaned Edward G. Atsinger III $450,000. Such loan was repayable on demand and accrued interest at the rate of 8% per annum on unpaid principal. On July 1, 2001, Mr. Atsinger applied his signing bonus of $300,000 against this loan. During 2002, Mr. Atsinger paid the remaining loan balance. As of December 31, 2002, Mr. Atsinger did not have any outstanding loans with the company.

Radio Stations Owned by the Eppersons

      Nancy Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, has personally acquired four radio stations in the Norfolk-Virginia Beach-Newport News, Virginia market. Additionally, Mr. Epperson’s son, Stuart W. Epperson, Jr., has acquired certain radio stations in the Greensboro-Winston-Salem, North Carolina market. These Virginia and North Carolina markets are not currently served by stations owned and operated by the company. Acquisitions in such markets are not part of the company’s current business and acquisition strategies. Under his employment agreement, Mr. Epperson is required to offer the company a right of first refusal of opportunities related to the company’s business.

Radio Stations Owned by Mr. Hinz

      Mr. Hinz, a director, through companies or entities controlled by him, has acquired radio stations in Los Angeles, California and in San Bernardino, California. Additionally, he is operating and has contracted to acquire a radio station in San Diego, California. These radio stations are formatted in Christian teaching and talk programming in the spanish language. Operating radio stations with such programming in the markets reached by such stations is not part of the company’s current business strategy.

Professional Services

      Salem provides professional and consulting services to, and receives cash consideration from, Salem Broadcasting Company (“SBC”) for these services. SBC is owned directly by Stuart W. Epperson and Edward G. Atsinger III. In 2002, the company billed SBC approximately $128,000.

Land Exchange

      On December 18, 2001, the company exchanged land and a building located in Phoenix, Arizona with SBC for land and a building located in Cleveland, Ohio. The land and building acquired by Salem was already sold as part of the sale of WHK–AM on July 2, 2001.

Transportation Services Supplied by Atsinger Aviation

      From time to time, Salem rents an airplane and a helicopter from Atsinger Aviation LLC, which is owned by Edward G. Atsinger III. As approved by the independent members of Salem’s board of directors, Salem rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. In 2002, the company paid $307,000 to Atsinger Aviation for airplane and helicopter rental.

Employment Agreements with Messrs. Atsinger and Epperson

      Messrs. Atsinger and Epperson are employed as officers of Salem pursuant to Employment Agreements. For more information regarding the Employment Agreements, see “EXECUTIVE COMPENSATION - Employment Agreements.”

      In 1997, the company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer. The premiums were $208,000, $204,000 and $226,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The amounts paid by the company, which will be repaid by the beneficiaries of the insurance policies, have been reserved completely.

Agreement with Eric H. Halvorson

      Eric H. Halvorson entered into a consulting agreement on July 1, 2001 with Salem whereby he provides legal and other consulting services to Salem and is compensated on an hourly basis. The agreement has no expiration date but can be terminated by either party upon two weeks prior written notice. In 2002, the company paid Mr. Halvorson approximately $29,000 for such services.

ITEM 14. CONTROLS AND PROCEDURES.

      Within 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the company’s periodic filings with the Securities and Exchange Commission.

      There were no significant changes in the company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation. Since there were no significant deficiencies or material weaknesses identified in the company’s internal controls, the company did not take any corrective actions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

      1. Financial Statements.

      The financial statements required to be filed hereunder are set forth at the end of this report beginning on page F-1.

      2. Exhibits.

EXHIBIT LIST

Exhibit
Number	Description of Exhibits

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (1)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (1)
3.03	Certificate of Incorporation of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.01). (2)
3.04	Bylaws of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.02). (2)
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.03). (2)
3.06	Bylaws of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.04). (2)
3.07	Certificate of Incorporation of SCA License Corporation (incorporated by reference to previously filed exhibit 2.05). (2)
3.08	Bylaws of SCA License Corporation (incorporated by reference to previously filed exhibit 2.06). (2)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9½% Series A and Series B Senior Subordinated Notes due 2007. (3)
4.02	Form of 9½% Senior Subordinated Note (filed as part of exhibit 4.01). (3)
4.03	Form of Note Guarantee (filed as part of exhibit 4.01). (3)
4.04	Specimen of Class A common stock certificate. (5)
4.05	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (5)
4.06	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)
4.07	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)
4.08	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (7)

4.09	Fourth Amended and Restated Credit Agreement dated as of June 15, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders. (7)
4.10	First Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (7)
4.11	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (7)
4.12	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 27, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto. (14)
4.13	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 30, 2002, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto. (8)
4.14	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 16, 2002, by and among Salem Holding, The Bank of New York, in its individual capacity and as administrative agent for the lenders thereunder, and the lenders party thereto (incorporated by reference to previously filed exhibit 10.1). (9)
4.15	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (7)
4.16	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.25).
4.17	Form of Note Guarantee (filed as part of exhibit 4.25). (7)
4.18	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (7)
4.19	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated (incorporated by reference to previously filed exhibit 4.1). (9)
4.20	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.19). (9)
4.21	Form of Note Guarantee (filed as part of exhibit 4.19). (9)
4.22	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.
4.23	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.
10.01	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Edward G. Atsinger III. (5)

10.01.01	Promissory Note from Edward G. Atsinger III to Salem dated December 31, 2000. (10)
10.01.02	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Edward G. Atsinger III. (7)
10.02	Amended and Restated Employment Agreement, dated as of May 19, 1999, between Salem and Stuart W. Epperson. (5)
10.02.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Stuart W. Epperson. (7)
10.03.01	Employment Contract, dated November 7, 1991, between Salem and Eric H. Halvorson. (3)
10.03.02	First Amendment to Employment Contract, dated April 22, 1996, between Salem and Eric H. Halvorson. (3)
10.03.03	Second Amendment to Employment Contract, dated July 8, 1997, between Salem and Eric H. Halvorson. (3)
10.03.04	Deferred Compensation Agreement, dated November 7, 1991, between Salem and Eric H. Halvorson. (3)
10.03.05	Third Amendment to Employment Agreement, entered into May 26, 1999, between Salem and Eric Halvorson. (5)
10.03.06	Consulting Agreement dated July 1, 2001, between Salem and Eric H. Halvorson.
10.04.01	Employment Agreement, dated September 15, 2000, between Salem Communications Holding Corporation and David A.R. Evans. (11)
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (3)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (3)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (3)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (3)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004. (3)
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (3)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (3)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (3)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (4)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (3)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (3)
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (4)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (3)
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (3)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (3)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005. (3)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006. (3)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (12)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (12)

10.06.01	Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and Inspiration Media of Texas, Inc. (KEWS, Arlington, Texas; KDFX, Dallas, Texas). (3)
10.06.02	Asset Purchase Agreement dated June 2, 1997 by and between New England Continental Media, Inc. and Hibernia Communications, Inc. (WPZE-AM, Boston, Massachusetts). (3)
10.06.03	Option to Purchase dated as of August 18, 1997 by and between Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle, Washington). (3)
10.06.04	Asset Purchase Agreement dated as of April 13, 1998 by and between New Inspiration Broadcasting Company and First Scientific Equity Devices Trust (KIEV-AM, Glendale, California) (incorporated by reference to Exhibit 2.01 of the previously filed Current Report on Form 8-K). (12)
10.06.05	Asset Purchase Agreement dated as of April 1, 1999 by and between Inspiration Media, Inc. and Sonsinger, Inc. (KKOL-AM, Seattle, Washington). (5)
10.07.01	Tower Purchase Agreement dated August 22, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (3)
10.07.02	Amendment to the Tower Purchase Agreement dated November 10, 1997 by and between Salem and Sonsinger Broadcasting Company of Houston, L.P. (3)
10.07.03	Promissory Note dated November 11, 1997 made by Sonsinger Broadcasting Company of Houston, L.P. payable to Salem. (3)
10.08	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH). (13)
10.09.01	Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000. (3)
10.09.02	Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of $5,000,000. (3)
10.09.03	Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000. (3)
10.10	1999 Stock Incentive Plan. (5)
10.11	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000. (14)
21.01	Subsidiaries of Salem.
23.1	Consent of Independent Auditors.
99.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001.
(11)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001.
(12)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(13)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.
(14)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.

(b)

Reports on Form 8-K

      On December 16, 2002, Salem filed a report on Form 8-K dated December 13, 2002 relating to filing of a registration statement on Form S-3 with respect to the offering of $100 million of Salem Holding’s 7¾% senior subordinated notes due to 2010.

      On December 23, 2002, Salem filed a report on Form 8-K dated December 13, 2002 relating to an amendment to its credit agreement, which among other things, permitted Salem Holding to redeem all of its 9½% senior subordinated notes due 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 31, 2003
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
March 31, 2003
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	President and Chief Executive Officer
	(Principal Executive Officer)	March 31, 2003
Edward G. Atsinger III

/s/ DAVID A.R. EVANS	Senior Vice President and Chief Financial Officer
	(Principal Financial Officer)	March 31, 2003
David A.R. Evans

/s/ EILEEN E. HILL	Vice President, Finance and Accounting
	(Principal Accounting Officer)	March 31, 2003
Eileen E. Hill

/s/ STUART W. EPPERSON	Director
March 31, 2003
Stuart W. Epperson

/s/ ERIC H. HALVORSON	Director
March 31, 2003
Eric H. Halvorson

/s/ RICHARD A. RIDDLE	Director
March 31, 2003
Richard A. Riddle

/s/ ROLAND S. HINZ	Director
March 31, 2003
Roland S. Hinz

/s/ DONALD P. HODEL	Director
March 31, 2003
Donald P. Hodel

/s/ DAVID DAVENPORT	Director
March 31, 2003
David Davenport

/s/ PAUL PRESSLER	Director
March 31, 2003
Paul Pressler

                                                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of Salem Communications Corporation

      We have audited the accompanying consolidated balance sheets of Salem Communications Corporation as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Salem Communications Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, Salem Communications Corporation changed its method of accounting for intangible assets including goodwill and FCC licenses in accordance with Statement of Financial Accounting Standards No. 142.

                                                                                      /s/ ERNST & YOUNG LLP

      Woodland Hills, California
      February 28, 2003

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,

	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$23,921	$26,325
Restricted cash	—	107,661
Accounts receivable (less allowance for doubtful accounts of $5,749 in 2001 and $7,803 in 2002)	27,695	30,696
Other receivables	1,284	1,990
Prepaid expenses	1,282	1,647
Due from stockholders	302	223
Deferred income taxes	1,531	2,281

Total current assets	56,015	170,823
Property, plant and equipment, net	93,087	99,194
Broadcast licenses	323,848	363,203
Goodwill	14,154	12,108
Amortizable intangible assets, net of accumulated amortization of $17,848 in 2001 and $19,757 in 2002	6,057	5,197
Bond issue costs	7,685	7,854
Fair value of interest rate swap	—	7,790
Due from stockholders	448	82
Other assets	5,960	5,958

Total assets	$507,254	$672,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$1,107
Accrued expenses	3,726	3,492
Accrued compensation and related	4,136	4,718
Accrued interest	9,748	10,103
Deferred subscription revenue	1,457	1,317
Income taxes	44	612
Current portion of long-term debt and capital lease obligations	665	100,029

Total current liabilities	20,604	121,378
Long-term debt and capital lease obligations, less current portion	311,621	350,908
Deferred income taxes	15,914	26,447
Other liabilities	1,745	1,548
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,902,392 shares and 17,930,417 in 2001 and 2002, respectively	179	179
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,415	147,968
Retained earnings	9,720	23,725

Total stockholders’ equity	157,370	171,928

Total liabilities and stockholders’ equity	$507,254	$672,209
See accompanying notes

F-3

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,

	2000	2001	2002

Gross broadcasting revenue	$123,020	$148,062	$170,310
Less agency commissions	10,010	11,956	14,094

Net broadcasting revenue	113,010	136,106	156,216
Other media revenue	7,916	8,016	8,054

Total revenue	120,926	144,122	164,270
Operating expenses:
Broadcasting operating expenses (including $1,449, $1,273 and $1,146 for the year ended December 31, 2000, 2001 and 2002, respectively, paid to related parties)	63,187	87,772	103,809
Other media operating expenses	14,863	9,282	7,709
Legal settlement	—	—	2,300
Corporate expenses (including $149, $259 and $307 for the year ended December 31, 2000, 2001 and 2002, respectively, paid to related parties)	10,457	13,774	14,387
Depreciation (including $1,344, $673 and $429 for the year ended December 31, 2000, 2001 and 2002, respectively, for other media businesses)	7,068	7,362	9,537
Amortization (including $1,146, $1,421 and $286 for the year ended December 31, 2000, 2001 and 2002, respectively for other media businesses)	17,997	22,664	1,909

Total operating expenses	113,572	140,854	139,651

Operating income	7,354	3,268	24,619
Other income (expense):
Interest income	534	1,994	255
Gain (loss) on sale of assets	773	26,276	(567)
Gain on sale of assets to related party	28,794	3,560	—
Interest expense	(17,452)	(26,542)	(27,162)
Other expense, net	(857)	(573)	(458)

Income (loss) before income taxes, discontinued operations and extraordinary item	19,146	7,983	(3,313)
Provision (benefit) for income taxes	7,337	2,442	(1,323)

Income (loss) before discontinued operations and extraordinary item	11,809	5,541	(1,990)
Income (loss) from discontinued operations (including gain on sale of $15,909 net of taxes of $11,967 for the year ended December 31, 2002)	(513)	(1,154)	15,995

Income before extraordinary item	11,296	4,387	14,005
Loss from extraordinary item (net of income tax benefit of $662 in the year ended December 31, 2002)	(1,187)	—	—

Net income	$10,109	$4,387	$14,005

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,

	2000	2001	2002

Basic earnings per share data:
Earnings (loss) before discontinued operations and extraordinary item	$0.50	$0.24	$(0.08)
Income (loss) from discontinued operations	(0.02)	(0.05)	0.68
Extraordinary loss	(0.05)	—	—
Net earnings per share	0.43	0.19	0.60

Diluted earnings per share data:
Earnings (loss) before discontinued operations and extraordinary item	$0.50	$0.24	$(0.08)
Income (loss) from discontinued operations	(0.02)	(0.05)	0.68
Extraordinary loss	(0.05)	—	—
Net earnings per share	0.43	0.19	0.59

Basic weighted average shares outstanding	23,456,088	23,456,828	23,473,821

Diluted weighted average shares outstanding	23,466,849	23,518,747	23,582,906

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B
	Common Stock		Common Stock		Additional	Retained
					Paid-In	Earnings/
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Stockholders’ equity, January 1, 2000	17,902,392	$179	5,553,696	$56	$147,380	$(4,776)	$142,839
Net income	—	—		—	—	10,109	10,109

Stockholders’ equity, December 31, 2000	17,902,392	179	5,553,696	56	147,380	5,333	152,948
Options exercised	2,550	—	—	—	35	—	35
Net income	—	—	—	—	—	4,387	4,387

Stockholders’ equity, December 31, 2001	17,904,942	179	5,553,696	56	147,415	9,720	157,370
Options exercised	25,475	—	—	—	553	—	553
Net income	—	—	—	—	—	14,005	14,005

Stockholders’ equity, December 31, 2002	17,930,417	$179	5,553,696	$56	$147,968	$23,725	$171,928

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,

	2000	2001	2002
OPERATING ACTIVITIES
Net income	$10,109	$4,387	$14,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) on sale of discontinued operations, net of tax	—	—	(15,909)
Depreciation and amortization	25,479	31,292	11,446
Amortization of bank loan fees	678	423	633
Amortization of bond issue costs	354	651	976
Provision for bad debts	3,658	4,711	4,237
Deferred income taxes	5,790	1,354	(2,123)
(Gain) loss on sale of assets	(29,567)	(29,836)	567
Loss on early extinguishment of debt, before taxes	1,849	—	—
Changes in operating assets and liabilities:
Accounts receivable	(12,290)	(7,264)	(7,238)
Prepaid expenses and other current assets	422	174	(992)
Accounts payable and accrued expenses	4,224	5,722	982
Deferred subscription revenue	(161)	(52)	(221)
Other liabilities	15	327	(117)
Income taxes	152	(256)	568

Net cash provided by operating activities	10,712	11,633	6,814

INVESTING ACTIVITIES
Purchases of property, plant equipment and software	(14,804)	(27,974)	(15,320)
Deposits on radio station acquisitions	(512)	(600)	(100)
Purchases of radio stations	(234,853)	(122,013)	(55,215)
Proceeds from sale of property, plant and equipment and intangible assets	30,080	140,626	45,000
Other assets	241	(109)	(1,383)

Net cash used in investing activities	(219,848)	(10,070)	(27,018)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	204,050	174,141	99,750
Proceeds from issuance of bridge financing	58,000	—	—
Proceeds (payments) of long-term debt and notes payable	(20,810)	(148,591)	31,450
Proceeds from exercise of stock options	—	35	553
Payments of bridge financing	(58,000)	—	—
Payments on capital lease obligations	(250)	(72)	(589)
Payments of costs related to bank credit facility and bridge financing	(4,050)	(1,143)	—
Payments of bond issue costs	—	(5,940)	(895)
Deposit to redeem long-term debt	—	—	(107,661)

Net cash provided by financing activities	178,940	18,430	22,608

Net increase (decrease) in cash and cash equivalents	(30,196)	19,993	2,404
Cash and cash equivalents at beginning of period	34,124	3,928	23,921

Cash and cash equivalents at end of period	$3,928	$23,921	$26,325
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,831	$18,927	$26,854
Income taxes	390	580	368
Non-cash investing activities:
Fair value of assets exchanged involving boot, excluding amount paid in cash	5,500	—	—

See accompanying notes

F-7

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

      The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. The Company excluding its subsidiaries is herein referred to as Parent. In May 2000, the Company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation (“HoldCo”) and Salem Communications Acquisition Corporation (“AcquisitionCo”), each a Delaware corporation. HoldCo is the issuer of the 9½% Senior Subordinated Notes due 2007 (“9½% Notes”), the 9% Senior Subordinated Notes due 2011 (“9% Notes”) and the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”). HoldCo is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. In July 2000, the Company formed SCA License Corporation (“SCA”), a Delaware corporation. HoldCo and AcquisitionCo are direct subsidiaries of the Company; SCA is a wholly-owned subsidiary of AcquisitionCo. Parent, AcquisitionCo and all of its subsidiaries and all of the subsidiaries of HoldCo are Guarantors of the 9½% Notes, the 9% Notes and the 7¾% Notes discussed in Note 5. The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company’s direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis, the 9½% Notes, 9% Notes and the 7¾% Notes. AcquisitionCo and SCA are guarantors of the 9% Notes and the 9½% Notes. SCA owns the assets of nine radio stations as of December 31, 2002. See Note 12 for certain consolidating information with respect to the Company.

Description of Business

      Salem is a domestic U.S. radio broadcast company which has traditionally provided talk and music programming targeted at audiences interested in religious and family issues. Salem operated 85 and 81 radio stations across the United States at December 31, 2002 and 2001, respectively. The Company also owns and operates Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”) and Salem Radio Representatives (“SRR”). SRN, SNN, SMN and RSN are radio networks which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem’s stations. SRR sells commercial air time to national advertisers for Salem’s radio stations and networks, and for independent radio station affiliates.

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

      Revenue from radio programs and commercial advertising is recognized when broadcast. Salem’s broadcasting customers principally include not-for-profit charitable organizations and commercial advertisers.

      Revenue from the sale of products and services from the Company’s other media businesses is recognized when the products are shipped and the services are rendered. Revenue from the sale of advertising in CCM’s publications is recognized upon publication. Revenue from the sale of subscriptions to CCM’s publications is recognized over the life of the subscription.

      Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcasting revenue for the years ended December 31, 2000, 2001 and 2002 was approximately $3.1 million, $4.1 million and $4.6 million, respectively, and barter expenses were approximately the same as revenue for each period. In prior periods, barter revenue and expenses were recorded net in broadcasting operating expenses. In the fourth quarter of 2002, the Company adopted a policy of recording its broadcast advertising provided in exchange for goods and services as revenues and reclassified all prior periods presented.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 is effective for financial statements for fiscal years beginning on or after June 15, 2002. The Company is required to adopt this statement in the first quarter of 2003 and does not expect its adoption will have a material impact on its financial position, results of operations or cash flows.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of this statement did not materially impact the financial position, results of operations or cash flows of the Company. The adoption of SFAS No. 144 did result in the treatment of the sale of WYGY-FM, Cincinnati, Ohio as a discontinued operation.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In addition, SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases.” Salem will adopt this statement effective January 1, 2003 and does not expect its adoption to have a material impact on its financial position, results of operations or cash flows.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 address the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity.” It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect its adoption will have a material impact on its financial position, results of operations or cash flows.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of SFAS No. 123. ” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Salem adopted this statement and its adoption did not have a material impact on its financial position, results of operations or cash flows.

Cash Equivalents and Restricted Cash

      Salem considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The recorded amount for cash and cash equivalents approximates the fair market value. Included in cash and cash equivalents is $21.0 million as of December 31, 2002 held by a qualified intermediary in order to preserve our ability to effect a tax-deferred exchange. Additionally, at December 31, 2002, the Company had $107.6 million of cash that was held in a trust account for the redemption of the $100 million 9½% Notes. The 9½% Notes were redeemed in January 2003.

Property, Plant and Equipment

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

      The carrying value of property, plant, equipment and software is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 2000, 2001 and 2002.

Amortizable Intangible Assets

      Intangible assets acquired in conjunction with the acquisition of various radio stations and other media businesses are being amortized over the following estimated useful lives using the straight-line method:

Noncompetition agreements	3-5 years
Customer lists and contracts	5 years or life of contract
Favorable and assigned leases	Life of the lease
Other	5-10 years

      Based on the amortizable intangible assets as of December 31, 2002, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)
2003	$1,214
2004	1,187
2005	936
2006	389
2007	132

      The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of intangible assets have been made during the year ended December 31, 2000, 2001 and 2002.

Goodwill and Indefinite Lived Intangible Assets

      Under the FASB’s new rules SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to indefinite lives will not be amortized, but annual impairment tests, and more often when impairment indicators are present. FCC licenses have indefinite lives under the new standard and accordingly amortization expense will no longer be recorded for FCC licenses. We adopted SFAS No. 142 effective July 1, 2001 for assets acquired subsequent to June 30, 2001 and effective January 1, 2002 for all other assets.

     The following table provides a reconciliation of reported net income for the two years ended December 31, 2001 to net income that would have been had SFAS No. 142 been applied as of January 1, 2000:

	Year Ended December 31,

	2000	2001

	(Dollars in thousands, except per share data)
Reported net income	$10,109	$4,387
Add back goodwill and broadcast licenses amortization, net of tax	10,687	13,547

Adjusted net income	$20,796	$17,934

Basic and diluted earnings per share
As reported	$0.43	$0.19
Goodwill and broadcast licenses amortization, net of tax	0.46	0.58

Adjusted net income	$0.89	$0.76

      Had SFAS No. 142 been applied as of January 1, 2000, income before discontinued operations and extraordinary item would have been $22.5 million ($0.96 per share) and $19.1 million ($0.81 per share) for the years ended December 31, 2000 and 2001, respectively.

      In accordance with these new standards, while amortization of goodwill and assets with indefinite lives is no longer recorded, these accounts must be reviewed for impairment, at least annually, or when events indicate that an impairment exist. The Company completed the impairment tests in the first quarter of 2002 and continues to review the accounts for impairment on an on–going basis. The Company estimates fair value of its indefinite lived intangibles using a combination of market analysis, review of appraisals and cash flow analysis.

Bond Issue Costs

      Bond issue costs are being amortized over the terms of each of the 9½% Notes, the 9% Notes, and the 7¾% Notes, respectively, as an adjustment to interest expense.

Derivative Instruments

      The Company is exposed to fluctuations in interest rates. Salem actively monitor these fluctuations and use derivative instruments from time to time to manage the related risk. In accordance with the Company’s risk management strategy, Salem uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. The company’s use of derivative instruments may result in short-term gains or losses and may increase volatility in Salem’s earnings.

      The Company has one interest rate swap agreement outstanding as of December 31, 2002, which is used to manage the Company’s exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter party to this interest rate swap agreement is a major financial institution. Although the Company is exposed to credit loss in the event of nonperformance by the counter party, Salem does not anticipate nonperformance by the counter party nor would Salem expect any such loss to be material.

      On January 1, 2001, the Company adopted SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities–Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, requires all derivative instruments to be measured at fair value and recognized as either assets or liabilities. In addition, all derivative instruments used in hedging transactions must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133, as amended.

      Under SFAS No. 133, as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss on the hedged item attributable to the risk being hedged. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense.

      At December 31, 2002, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the fair value of the debt hedged by the swap, based on current market rates, was $7.8 million at December 31, 2002. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Changes in the fair value of the swap and the changes in the fair value of the debt being hedged are recorded as part of interest expense. Because this fair value hedge is 100% effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2002 was reduced by $1.8 million as a result of the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the year ended December 31, 2002.

Accounting For Stock Based Compensation

      Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant.

      The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure.” See Note 8.

Income Taxes

      The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income

      In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not had any transactions that are required to be reported as a component of other Comprehensive Income other than the net income (loss) reported in the Statements of Operations.

Basic and Diluted Net Earnings Per Share

      Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

      Options to purchase 300,939 shares, 291,780 shares and 7,500 shares of Class A common stock with exercise prices greater than the average market prices of common stock were outstanding at December 31, 2000, 2001 and 2002, respectively. These options were excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

      The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,

	2000	2001	2002

Weighted average shares	23,456,088	23,456,828	23,473,821
Effect of dilutive securities - stock options	10,761	61,919	109,085

Weighted average shares adjusted for dilutive securities	23,466,849	23,518,747	23,582,906

Segments

      The Company presents its segment information in Note 13.

Concentrations of Business and Credit Risks

      The majority of the Company’s operations are conducted in several locations across the country. The Company’s credit risk is spread across a large number of customers, none of which account for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, credit histories are reviewed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers’ payment history and perceived credit risks. Bad debts have been within management’s expectations.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates are allowance for bad debts, income tax valuation allowance and impairment analysis for intangible assets including broadcast licenses and goodwill as well as other long-lived assets.

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

      During the year ended December 31, 2002, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
January 12, 2002	KLNA-FM (now KKFS-FM)	Sacramento, CA	$8,650	Yes
February 15, 2002	KIKN-AM	Seattle, WA	525	Yes
May 2, 2002	KJUN-FM (now KFIS-FM)	Portland, OR	35,800	Yes
August 13, 2002	KJPN-AM (now KHCM-AM)	Honolulu, HI	650	Yes
December 18, 2002	WRLG-AM and WYYB-AM	Nashville, TN	5,600	Yes

			$51,225

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars
		in thousands)
Asset
	Property and equipment	$1,070
	Broadcast licenses	50,155

		$51,225

      On September 30, 2002, the Company sold the assets of radio stations WYGY–FM, Cincinnati, Ohio for $45.0 million. Of the proceeds, $30.0 million was placed in an account with a qualified intermediary under a like–kind exchange agreement in order to preserve our ability to effect a tax–deferred exchange. The sale of WYGY–FM was treated as a discontinued operations, and accordingly, the gain on sale of the assets of WYGY–FM of $15.9 million (net of deferred taxes of $12.0 million) and the operations of the WYGY–FM were reflected in income (loss) from discontinued operations in the accompanying statement of operations. All prior periods were restated to reflect the operations of WYGY–FM net in income (loss) from discontinued operations to be consistent with the current period presentation. Net broadcasting revenue from the operations of WYGY-FM were $0.1 million, $1.9 million and $2.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Loss before income taxes was $0.9 million, $1.9 million and $0.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

      On October 4, 2002, the Company acquired the assets of the Internet portal operations of Crosswalk.com for $4.1 million. The Company began to operate Crosswalk.com pursuant to a local marketing agreement on September 3, 2002.

      Pro forma information to present operating results as if the acquisitions discussed above had occurred at the beginning of the year acquired is not presented because the Company generally changes the programming format of the radio stations such that the source and nature of revenue and operating expenses are significantly different than they were prior to the acquisition and, accordingly, historical and pro forma financial information has not been considered meaningful by management. Pro forma and historical financial information of Crosswalk.com was not significant to the consolidated financial position or operating results of the Company.

      During the year ended December 31, 2001, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
February 2, 2001	WXRT-AM(now WYLL-AM)	Chicago, IL	$29,000	Yes
February 16, 2001	WWTC-AM	Minneapolis, MN	4,882	Yes
February 16, 2001	WZER-AM (now WRRD-AM)	Milwaukee, WI	2,018	Yes
March 9, 2001	WRBP-AM (now WHKW-AM)	Youngstown-Warren, OH	500	Yes
March 16, 2001	WFIA-AM	Louisville, KY	1,750	No
April 1, 2001	WROL-AM	Boston, GA	10,930	No
July 2, 2001	WCLV-FM (now WFHM-FM)	Cleveland, OH	40,500	Yes
July 13, 2001	WVBB-AM (now WBTK-AM)	Richmond, VA	737	Yes
July 16, 2001	KBZS-AM (now KSFB-AM)	San Francisco, CA	8,500	Yes
October 17, 2001	WTBN-AM	Tampa, FL	6,746	Yes
October 22, 2001	WFZH-FM	Milwaukee, WI	6,500	Yes
December 26, 2001	KSZZ-AM (now KRLH-AM)	Los Angeles, CA	5,000	Yes

			$117,063

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars
		in thousands)
Asset
	Property and equipment	$5,851
	Broadcast licenses	111,117
	Goodwill and other intangibles	95

		$117,063

      On January 17, 2001, the Company sold the assets of radio station KALC-FM, Denver, Colorado for approximately $100 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company’s ability to effect a tax-deferred exchange, which was completed on July 16, 2001.

      On May 17, 2001, the Company began to operate radio station KLNA-FM (now KKFS-FM), Sacramento, California under a local marketing agreement. On January 11, 2002, the Company acquired the assets of this radio station for $8.7 million.

      On May 21, 2001, the Company acquired the assets of the Dame-Gallagher Networks, LLC, including the syndicated radio program The Mike Gallagher Show, for $3.0 million in cash and $1.3 million in a non-interest bearing promissory note payable in two equal installments due January 2002 and January 2003. The first installment was paid in December 2001 and the second installment was paid in December 2002.

      On June 1, 2001, the Company entered into an agreement with the Port of Seattle to settle the Port’s Petition in Eminent Domain seeking condemnation of the property rights used in the operation of radio station KKOL-AM, Seattle, Washington. Pursuant to this settlement, the Company was paid approximately $2.8 million as just compensation for the property rights taken by the Port of Seattle. The Company recognized a gain on the transaction of $2.4 million. The Company used the proceeds of $2.8 million to repay borrowings under its credit facility.

      On July 2, 2001, the Company sold the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Canton, Ohio, for $30.0 million, resulting in a gain of $20.6 million. The net proceeds were placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company’s ability to effect a tax-deferred exchange, which was completed on December 29, 2001.

      On September 1, 2001, the Company began to operate radio station KJUN-FM (now KFIS-FM), Portland, Oregon. On May 2, 2002 the Company acquired the assets of this station for $35.8 million.

      On August 1, 2001, the Company purchased the property and building housing our corporate headquarters for $6.6 million.

      On December 27, 2001, the Company sold the assets of radio station KEZY-AM, San Bernardino, California, for $4.0 million to a corporation owned by one of its Board members, resulting in a gain of $3.8 million. The acquiring corporation had been operating the station under a local marketing agreement since September 14, 2001. The net proceeds of the sale were placed with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company’s ability to effect a tax-deferred exchange.

      On December 31, 2001, the Company sold the assets of radio station WHLO-AM, Akron, Ohio for $4.5 million, resulting in a gain of $3.4 million. The net proceeds of the sale were placed with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company’s ability to effect a tax-deferred exchange.

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

      During the year ended December 31, 2000, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars in thousands)
January 4, 2000	WNIV-AM and WLTA-AM	Atlanta, GA	$8,000	No
January 10, 2000	WABS-AM	Washington, D.C.	4,100	No
January 25, 2000	KJQI-FM	San Francisco, CA	8,000	Yes
February 15, 2000	KAIM-AM/FM	Honolulu, HI	1,800	Yes
February 16, 2000	KHNR-AM and KGU-AM	Honolulu, HI	1,700	No
April 4, 2000	WGKA-AM	Atlanta, GA	8,000	No
June 30, 2000	KSKY-AM	Dallas, TX	13,000	Yes
August 24, 2000 (1)	KALC-FM	Denver, CO	100,000	No
August 24, 2000 (1)	KDGE-FM	Dallas, TX	33,271	No
August 24, 2000 (1)	WYGY-FM	Cincinnati, OH	18,109	No
August 24, 2000 (1)	KEZY-AM (now KXMX-AM)	Anahiem, CA	12,449	No
August 24, 2000 (1)	KXMX-FM (now KFSH-FM)	Anahiem, CA	9,069	Yes
August 24, 2000 (1)	WKNR-AM	Cleveland, OH	7,437	No
August 24, 2000 (1)	WRMR-AM	Cleveland, OH	4,738	No
August 24, 2000 (1)	WBOB-AM	Cincinnati, OH	527	No
October 2, 2000	KCBQ-AM	San Diego, CA	4,250	Yes
October 5, 2000	WGTK-AM	Louisville, KY	1,750	No

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

      The following pro forma consolidated results of operations give effect to the acquisitions of in-format radio stations made during the year ended December 31, 2000 as if the acquisitions occurred on January 1, 2000 and was prepared based upon the historical statements of operations of the acquired radio stations. The Company does not provide any pro forma information with respect to radio stations in which the format was changed, as the historical results would not be meaningful. The pro forma results also give effect to the disposition of radio stations KLTX-AM as if it occurred on January 1, 2000. The pro forma results of operations exclude the effect of the sale of radio stations KPRZ-FM, KKHT-FM, WHKK-AM and WHK-FM, which were exchanged for other radio stations, because the operations of these stations had been integrated with the operations of existing stations prior to the sale and the effect of such dispositions are not material. The pro forma results of operations include certain adjustment such as increased interest and amortization expense associated with the borrowings to fund the acquisitions and FCC licenses acquired and are not necessarily indicative of actual operations results. The stations included in the pro forma results of operations are as follows: KSKY-AM, WYGY-FM, KEZY-AM, WKNR-AM, WRMR-AM, WBOB-AM, WGTK-AM, WALR-FM, KLUP-AM, WSUN-AM and KLTY-FM.

      Pro forma information to present operating results as if the acquisitions discussed above had occurred at the beginning of the year acquired is not presented because the Company generally changes the programming format of the radio stations such that the source and nature of revenue and operating expenses are significantly different than they were prior to the acquisition and, accordingly, historical and pro forma financial information has not been considered meaningful by management. Pro forma and historical financial information of radio stations acquired in 2000 where the format was not changed were not significant to the consolidated financial position or operating results of the Company.

Year Ended December 31,

Pro Forma	2000

(Dollars in thousands, except per share data)

Total revenue	$130,001
Loss before extraordinary item	(20,891)
Net (loss)	(22,078)
Basic and diluted earnings per share	$(0.94)

3. DUE FROM STOCKHOLDERS

      The amounts due from stockholders represent advances made to stockholders of the Company.

4. PROPERTY, PLANT AND EQUIPMENT

      Property, plant, equipment and software consisted of the following at December 31:

	December 31,

	2001	2002

	(Dollars in thousands)

Land	$7,112	$9,786
Buildings	14,868	16,534
Office furnishings and equipment	24,816	27,484
Antennae, towers, and transmitting equipment	43,627	51,945
Studio and production equipment	27,113	28,618
Computer software	2,997	3,433
Record and tape libraries	495	469
Automobiles	365	613
Leasehold improvements	9,092	9,608
Construction-in-progress	5,737	3,198

	136,222	151,688
Less accumulated depreciation	43,135	52,494

	$93,087	$99,194

5. LONG-TERM DEBT

      Long-term debt consisted of the following at December 31:

	December 31,

	2001	2002

	(Dollars in thousands)

Revolving line of credit with banks	$61,600	$93,050
9½% Senior Subordinated Notes due 2007	100,000	100,000
7¾% Senior Subordinated Notes due 2010	—	100,000
9% Senior Subordinated Notes due 2011	150,000	150,000
Fair value of interest swap	—	7,790
Capital leases and other loans	61	97
Seller financed note to acquire Dame-Gallagher Network	625	—

	312,286	450,937
Less current portion	665	100,029

	$311,621	$350,908

      Since the revolving line of credit with banks carries a floating interest rate, the carrying amount approximates its fair market value. The 9½% Notes were issued in September 1997 at par. The 9% Notes were issued in June 2001 at par. The 7¾% Notes were issued in December 2002 at par. At December 31, 2002, the fair market value of the 9½% Notes, the 9% Notes, and the 7¾% Notes was approximately $104.5 million, $157.3 million and $101.8 million, respectively.

Revolving Line of Credit with Banks

      HoldCo has a credit agreement with a syndicate of lending institutions (the “Credit Agreement”) to provide for borrowing capacity of up to $135 million under a revolving line of credit. The maximum amount that HoldCo may borrow under the Credit Agreement is limited by a ratio of HoldCo’s existing adjusted debt to pro forma twelve-month cash flow, as defined in the Credit Agreement (the “Total Adjusted Funded Debt to Cash Flow Ratio”). At December 31, 2002, the maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the Credit Agreement was 7.0 to 1.00. At December 31, 2002, the Total Adjusted Funded Debt to Cash Flow Ratio was 6.70 to 1.00, resulting in total additional borrowing availability of approximately $12.8 million. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the Credit Agreement will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007.

      The credit facility contains additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, with specified exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires the Company to satisfy specified financial covenants, which covenants require the Company on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described, minimum interest coverage (initially upon completion of the offering of the 9½% notes, not less than 1.4 to 1, thereafter increasing periodically until January 1, 2005, at which point it will remain at 2.5 to 1 until June 2007), minimum debt service coverage (a static ratio of not less than 1.1 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). The Company and all of its subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facility. The credit facility is secured by pledges of all of the Company and its subsidiaries’ assets and all of the capital stock of our subsidiaries.

      The notes underlying the revolving line of credit bear interest at a fluctuating base rate plus a spread that is determined by Salem’s Adjusted Debt to Cash Flow Ratio. At HoldCo’s option, the base rate is either a bank’s prime rate or LIBOR. For purposes of determining the interest rate the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%. As of December 31, 2002, the weighted average interest rate on amounts outstanding under the credit agreement was 4.95%. Interest is payable quarterly. Commencing March 31, 2003, and every quarter thereafter, the commitment under the Credit Agreement reduces by increasing amounts through June 30, 2007, when it expires.

      The Credit Agreement with the banks (a) provides for restrictions on additional borrowings and leases; (b) prohibits Salem, without prior approval from the banks, from paying dividends, liquidating, merging, consolidating or selling its assets or business, and (c) requires HoldCo to maintain certain financial ratios and other covenants. Salem has pledged all of its assets as collateral under the Credit Agreement. Additionally, all the Company’s stock holdings in its subsidiaries are pledged as collateral.

9% Senior Subordinated Notes due 2011

      In June 2001, HoldCo issued $150.0 million principal amount of 9% Notes due 2011. HoldCo used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility.

      The 9% Notes have interest payment dates on January 1 and July 1, commencing January 1, 2002. Principal is due on the maturity date, July 1, 2011. The 9% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2006, at the redemption prices specified in the indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (Salem Communications Corporation and all of its subsidiaries (other than HoldCo)). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company’s obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

9½% Senior Subordinated Notes due 2007

      On August 24, 2000, the Company supplemented the indenture for the 9½% Notes in connection with the assignment of substantially all of the assets and liabilities of the Company to HoldCo, including the obligations as successor issuer under the indenture. The 9½% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (Salem Communications Corporation and all of its subsidiaries (other than HoldCo)). The 9½% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company’s obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

      In December 2002, we issued $100.0 million of our 7¾% Notes, the proceeds of which we used to redeem all of the outstanding 9½% Notes on January 22, 2003 (see 7¾% Senior Subordinated Notes due 2010 below). As a result of this redemption, we incurred a non-cash charge in 2003 of $1.7 million for the write-off of unamortized bond issue costs. This was in addition to the $4.75 million premium paid in 2003 in connection with this redemption.

7¾% Senior Subordinated Notes due 2007

      In December 2002, we issued $100.0 million of our 7¾% Senior Subordinated Notes, the proceeds of which we used to redeem the 9½% Notes on January 22, 2003. As a result of this redemption, we incurred a non-cash charge in 2003 of $1.7 million for the write-off of unamortized bond issue costs. This was in addition to the $4.8 million premium paid in 2003 in connection with this redemption.

      The 7¾% Notes have interest payment dates on June 15 and December 15, commencing June 15, 2003. Principal is due on the maturity date, December 15, 2010. The 7¾% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2007, at the redemption prices specified in the indenture. In addition, until December 15, 2005, Salem Holding may redeem The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (Salem Communications Corporation and all of its subsidiaries (other than HoldCo)). The 7¾% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company’s obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

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

      In connection with the acquisition of the Dame-Gallagher Networks on May 21, 2001, the Company issued a $1.3 million non-interest bearing promissory note payable in two equal installments due January 2002 and January 2003. The first installment was paid in December 2001 and the final installment was paid in December 2002.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements including capital and operating leases, outstanding at December 31, 2002, for each of the next five years and thereafter are as follows:

		Amount

		(Dollars in thousands)

2003		$107,390
2004		6,832
2005		5,798
2006		4,600
2007		96,001
	Thereafter	260,554

		481,175
	Fair value of interest rate swap	7,790

		$488,965

6. INCOME TAXES

      The consolidated provision (benefit) for income taxes for Salem consisted of the following at December 31:

	2000	2001	2002

	(Dollars in thousands)
Current:
Federal	$—	$—	$—
State	543	372	729

	543	372	729

Deferred:
Federal	5,330	2,035	7,893
State	461	(312)	2,022

	5,791	1,723	9,915

Total current and deferred taxes	6,334	2,095	10,644
Change in valuation allowance	—	(370)	—
Current tax benefit reflected in net extraordinary loss	662	—	—
Current tax benefit reflected in discontinued operations	—	—	(11,967)

Income tax provision (benefit)	$6,996	$1,725	$(1,323)

      In connection with the 2000 acquisition of RSN, the Company recorded a net deferred tax liability of $739,000, which was recorded as an increase to the deferred tax liability and was not reflected in the income tax provision in 2000.

      The consolidated deferred tax asset and liability consisted of the following at December 31:

	December 31,
	2001	2002

	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$3,040	$3,598
Net operating loss, AMT credit and other carryforwards	12,669	15,116
State taxes	126	15
Other	389	134

Total deferred tax assets	16,224	18,863
Valuation allowance for deferred tax assets	(1,687)	(1,355)

Net deferred tax assets	14,537	17,508
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	5,954	10,986
Excess of net book value of intangible assets for financial reporting purposes over tax basis	22,481	30,563
Other	485	125

Total deferred tax liabilities	28,920	41,674

Net deferred tax liabilities	$14,383	$24,166

      The following table reconciles the above net deferred tax liabilities to the financial statements at December 31:

	December 31,

	2001	2002

	(Dollars in thousands)

Deferred income tax asset per balance sheet	$1,531	$2,281
Deferred income tax liability per balance sheet	(15,914)	(26,447)

	$(14,383)	$(24,166)

      A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before income taxes, is as follows:

	Year Ended December 31,

	2000	2001	2002

Statutory federal income tax rate	35%	35%	(35)%
State income taxes, net	4	1	(5.8)
Nondeductible expenses	1.1	2.8	5.9
Change in valuation allowance	—	(5.5)	(5)
Change in reserves	—	(5.1)	—
Other, net	(1.9)	—	—

	38.2%	28.2%	(39.9)%

      At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $33 million which expire in 2010 through 2022 and for state income tax purposes of approximately $85 million which expire in years 2002 through 2022. The Company has federal alternative minimum tax credit carryforwards of approximately $147,000. For financial reporting purposes at December 31, 2002 the Company has a valuation allowance of $1.4 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards which may not be realized.

7. COMMITMENTS AND CONTINGENCIES

      The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of December 31, 2002. However, the Company believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

      On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon the Company. On July 15, 2002, the Company reached a confidential settlement with GCI for $2.3 million. The Company paid $0.3 million during the third quarter of 2002 and paid the remaining $2.0 million on October 4, 2002.

      Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $7.4 million, $8.0 million and $9.2 million in 2000, 2001 and 2002, respectively.

      Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, are as follows:

	Related
	Parties	Other	Total

	(Dollars in thousands)
2003	$1,112	$6,261	$7,373
2004	874	5,949	6,823
2005	753	5,040	5,793
2006	687	3,988	4,675
2007	330	2,614	2,944
Thereafter	527	10,026	10,553

	$4,283	$33,878	$38,161

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

8. STOCK OPTION PLAN

      The 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 1,000,000 shares were authorized under the Plan. Options generally vest over four and five years and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. At December 31, 2002, the Company had 417,030 shares available for future grants under its Plan.

      A summary of stock option activity is as follows:

		Weighted		Weighted
		Average	Exercisable	Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1, 2000	304,500	$22.65	—	$—
Granted	110,000	$16.32
Cancelled	102,800	$22.86

Outstanding at December 31, 2000	311,700	$20.35	51,020	22.53
Granted	251,880	$17.46
Cancelled	30,800	$20.38
Exercised	2,550	$13.82

Outstanding at December 31, 2001	530,230	$18.65	126,580	$19.82
Granted	65,565	$23.08
Cancelled	15,375	$16.52
Exercised	25,475	$20.02

Outstanding at December 31, 2002	554,945	$19.17	238,320	$19.31

      Additional information regarding options outstanding as of December 31, 2002, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price

$8.12 - $10.83	750	5.9	$10.00	250	$10.00
$10.83 - $13.53	87,625	4.9	$12.28	49,875	$12.11
$13.53 - $16.24	120,875	5.8	$15.01	26,000	$15.00
$16.24 - $18.94	12,050	8.1	$18.02	12,050	$18.02
$18.94 - $21.65	19,280	7.7	$21.35	7,280	$21.15
$21.65 - $24.36	306,865	6.0	$22.55	142,265	$22.62
$24.36 - $27.06	7,500	7.4	$25.34	600	$27.06

$8.12 – $27.06	554,945	5.9	$19.16	238,320	$19.31

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in the results of operations for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, amortized over the vesting period, for awards in 2000, 2001 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net income and basic earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31,

	2000	2001	2002

Net income	$10,109	$4,387	$14,005
Pro forma net income	9,262	3,044	13,419
Pro forma basic and diluted earnings per share	$0.39	$0.13	$0.57

      Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the years ended December 31, 2000, 2001 and 2002 was $9.36, $13.53, and $13.21, respectively. The pro forma effect on the Company’s net loss and basic and diluted loss per share for 2000, 2001 and 2002 is not representative of the pro forma effect in future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2000: dividend yield of 0%; expected volatility of 96.0%; risk-free interest rate of 5.8%; expected life of 4 years. The following assumptions were used for grants made in 2001: dividend yield of 0%; expected volatility of 114.4%; risk-free interest rate of 4.7%; expected life of 4 years. The following assumptions were used for grants made in 2002: dividend yield of 0%; expected volatility of 55.9%; risk-free interest rate of 4.5%; expected life of 4 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options.

      The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable single measure of the fair value of its employee stock options.

9. RELATED PARTY TRANSACTIONS

      A stockholder’s trust owns real estate on which assets of one radio station is located. Salem, in the ordinary course of its business, entered into a lease agreement with this trust. Rental expense included in operating expense for 2000, 2001 and 2002 amounted to $49,000, $56,000 and $52,000, respectively.

      Land and buildings occupied by various Salem radio stations are leased from the stockholders of Salem. Rental expense under these leases included in operating expense for 2000, 2001 and 2002 amounted to $1.5 million, $1.3 million, and $1.1 million, respectively.

      The Company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. The premiums were $208,000, $204,000 and $226,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The amounts paid by the Company, which will be repaid by the beneficiaries of the insurance policies, have been reserved completely.

      On December 31, 2000 the Company loaned Edward G. Atsinger III $450,000. Such loan was repayable on demand and accrued interest at the rate of 8% per annum on the unpaid principal. On July 1, 2001, Mr. Atsinger applied his signing bonus of $300,000 against this loan. During 2002, Mr. Atsinger paid the remaining loan balance. As of December 31, 2002, Mr. Atsinger did not have any outstanding loans with the company.

      On August 22, 2000, the Company sold the assets of radio station KLTX-AM, Los Angeles, CA for $29.5 million to a corporation owned by one of its Board members, resulting in a gain of $28.8 million.

      On October 5, 2000, the Company acquired the assets of radio station WGTX-AM, Louisville, KY for $1.8 million from a corporation owned by a relative of one of its Board members.

      On December 18, 2001, the Company exchanged land and a building located in Phoenix, AZ with a company owned by the two principal stockholders for land and a building in Cleveland, OH. No gain or loss was recognized on the exchange.

      On December 27, 2001, the Company sold the assets of radio station KEZY-AM, San Bernardino, California, for $4.0 million to a corporation owned by one of its Board members, resulting in a gain of $3.8 million. The acquiring corporation had been operating the station under a local marketing agreement since September 14, 2001.

      From time to time, the Company rents an airplane and a helicopter from a company which is owned by one of the principal stockholders. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2000, 2001 and 2002 amounted to approximately $149,000, $259,000 and $307,000, respectively.

10. DEFINED CONTRIBUTION PLAN

      In 1993, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 25% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their compensation per pay period. Prior to January 1, 1999, the Company matched 10% of the amounts contributed by each participant but did not match participants’ contributions in excess of 10% of their compensation per pay period. The Company contributed and expensed $320,000, $397,000 and $551,000 to the 401(k) Plan in 2000, 2001 and 2002, respectively.

11. STOCKHOLDERS’ EQUITY

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

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The financial results for all periods presented have been reclassified to reflect the operating results of WYGY-FM as a discontinued operation, which was sold on September 30, 2002, and increases to revenues and expenses for barter transactions, which were previously reported net in our operations.

	March 31		June 30		September 30		December 31

	2001	2002	2001 (1)	2002	2001 (2)	2002	2001 (3)	2002

	(Dollars in thousands, except per share data)

Total revenue	$32,617	$37,415	$36,493	$41,922	$36,418	$41,881	$38,594	$43,052
Operating income	(675)	4,158	1,234	4,396	1,262	7,414	1,447	8,651
Net income (loss) before
discontinued operations	(6,410)	(2,898)	(1,870)	(2,638)	15,034	379	1,229	1,844
Net income (loss)	$(4,662)	$(1,799)	$(1,347)	$(1,628)	$9,360	$18,106	$1,036	$(674)
Basic and diluted earnings
(loss) per share before
discontinued operations	$(0.27)	$(0.12)	$(0.08)	$(0.11)	$0.64	$0.02	$0.05	$0.08
Basic and diluted earnings
(loss) per share	$(0.20)	$(0.08)	$(0.06)	$(0.07)	$0.40	$0.77	$0.04	$(0.03)

(1)     Includes gain of $2.4 million on the condemnation of certain real property in Seattle, Washington.

(2)     Includes a gain of $20.7 million on the sale of the assets of radio stations WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio.

(3)     Includes a gain of $3.8 million on the sale of the assets of radio station KEZY-AM, San Bernardino, California to a corporation owned by one of its Board members.

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

	2000	2001	2002

	(Dollars in thousands)
Net revenue
Radio broadcasting	$113,010	$136,106	$156,216
Other media	7,916	8,016	8,054

Consolidated net revenue	$120,926	$144,122	$164,270

Operating expenses
Radio broadcasting	$63,187	$87,772	$103,809
Other media	14,863	9,282	7,709
Corporate	10,457	13,774	14,387

Consolidated operating expenses	$88,507	$110,828	$125,905

Operating income before depreciation, amortization and legal settlement
Radio broadcasting	$48,334	$48,334	$52,407
Other media	(6,947)	(1,266)	345
Corporate	(10,457)	(13,774)	(14,387)

Consolidated operating income before depreciation, amortization and legal settlement	$32,419	$33,204	$38,294

13. SEGMENT DATA (CONTINUED)

	2000	2001	2002

	(Dollars in thousands)

Depreciation expense
Radio broadcasting	$5,365	$6,195	$8,565
Other media	1,344	673	429
Corporate	359	494	543

Consolidated depreciation expense	$7,068	$7,362	$9,537

Amortization expense
Radio broadcasting	$16,851	$21,243	$1,620
Other media	1,146	1,421	286
Corporate	—	—	3

Consolidated amortization expense	$17,997	$22,664	$1,909

Operating income before legal settlement
Radio broadcasting	$27,607	$20,806	$42,222
Other media	(9,437)	(3,360)	(370)
Corporate	(10,816)	(14,268)	(14,933)

Consolidated operating income before legal settlement	$7,354	$3,178	$26,919

Total property, plant and equipment, net
Radio Broadcasting	$65,174	$89,358	$94,594
Other Media	2,365	1,668	1,939
Corporate	1,465	2,061	2,661

Consolidated property, plant and equipment, net	$69,004	$93,087	$99,194

Reconciliation of operating income before depreciation, amortization and legal settlement to pretax income

Operating income before depreciation, amortization and legal settlement	$32,419	$33,294	$38,365
Depreciation expense	(7,068)	(7,362)	(9,537)
Amortization expense	(17,997)	(22,664)	(1,909)
Legal settlement	–	–	(2,300)
Interest income	534	1,994	255
Gain (loss) on sale of assets	29,567	29,836	(567)
Interest expense	(17,452)	(26,542)	(27,162)
Other expense, net	(857)	(573)	(458)

Pretax income (loss)	$19,146	$7,893	$(3,313)

14. CONSOLIDATING FINANCIAL INFORMATION

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 9½% Notes, the 9% Notes and the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9½% Notes, the 9% Notes and the 7¾% Notes. HoldCo and AcquisitionCo are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9½% Notes, the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of December 31, 2002 amounted to $166.3 million. Included in other assets of HoldCo presented in the consolidating balance sheet below is $53.9 million of amounts due from Salem and AcquisitionCo as of December 31, 2002. This amount includes a $48.3 million promissory note due from Salem which bears interest at 15.8%, accrued interest receivable on this note and other amounts due from Salem and AcquisitionCo.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2002

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$1,115	$(318)	$25,481	$—	$26,325
Restricted cash	—	—	—	107,661	—	107,661
Accounts receivable	—	1,727	1,911	27,058	—	30,696
Other receivables	—	43	141	1,806	—	1,990
Prepaid expenses	—	43	199	1,405	—	1,647
Due from stockholders	—	—	—	223	—	223
Deferred income taxes	993	240	—	1,974	(926)	2,281

Total current assets	1,040	3,168	1,933	165,608	(926)	170,823
Property, plant, equipment and software, net	—	4,796	1,502	92,896	—	99,194
Broadcast licenses	—	93,587	—	269,616	—	363,203
Goodwill	—	8	5,010	7,090	—	12,108
Amortizable intangible assets, net	—	—	486	4,711	—	5,197
Bond issue costs	—	—	—	7,854	—	7,854
Fair value of interest rate swap	—	—	—	7,790	—	7,790
Due from stockholders	—	—	—	82	—	82
Other assets	254,820	67,394	1,016	108,379	(427,471)	5,958

Total assets	$255,860	$168,953	$9,947	$664,026	$(426,577)	$672,209

14. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2002

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current liabilities:
Accounts payable and accrued expenses	$—	$205	$737	$3,657	$—	$4,599
Accrued compensation and other	3	231	258	4,226	—	4,718
Accrued interest	—	—	—	10,103	—	10,103
Deferred subscription revenue	—	—	1,317	—	—	1,317
Income taxes payable	(4)	749	16	2,232	(2,381)	612
Current maturities of long-term debt	—	—	—	100,029	—	100,029

Total current liabilities	(1)	1,185	2,328	120,247	(2,381)	121,378
Long-term debt	118,974	68,338	10,828	350,908	(198,140)	350,908
Deferred income taxes	815	19,263	—	24,734	(18,365)	26,447
Other liabilities	—	—	—	1,548	—	1,548
Stockholders’ equity	136,072	80,167	(3,209)	166,589	(207,691)	171,928

Total liabilities and stockholders’ equity	$255,860	$168,953	$9,947	$664,026	$(426,577)	$672,209

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31, 2002

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$—	$11,336	$—	$159,879	$(905)	$170,310
Less agency commissions	—	827	—	13,267	—	14,094

Net broadcasting revenue	—	10,509	—	146,612	(905)	156,216
Other media revenue	—	—	8,054	—		8,054

Total revenue	—	10,509	8,054	146,612	(905)	164,270
Operating expenses:
Broadcasting operating expenses	—	7,334	—	96,428	47	103,809
Other media operating expenses	—	—	7,830	(126)	5	7,709
Legal settlement	—	—	2,300	—	—	2,300
Corporate expenses	—	910	—	14,381	(904)	14,387
Depreciation and amortization	—	400	674	10,372	—	11,446

Total operating expenses	—	8,644	10,804	121,055	(852)	139,651

Net operating income (loss)	—	1,865	(2,750)	25,557	(53)	24,619
Other income (expense):
Interest income	693	13	47	10,501	(10,999)	255
Gain (loss) on sale of assets	—	(214)	(29)	(324)	—	(567)
Gain on sale of assets to related party	—	—	—	—	—	—
Interest expense	(9,738)	(726)	(536)	(27,161)	10,999	(27,162)
Other expense	—	—	—	(458)	—	(458)

Income (loss) before income taxes and discontinued operations	(9,045)	938	(3,268)	8,115	(53)	(3,313)
Provision (benefit) for income taxes	(3,618)	(470)	(1,810)	(1,662)	6,237	(1,323)

Income (loss) before discontinued operations	(5,427)	1,408	(1,458)	9,777	(6,290)	(1,990)
Discontinued operations, net of tax	—	—	—	15,995	—	15,995

Net income (loss)	$(5,427)	$1,408	$(1,458)	$25,772	$(6,290)	$14,005

15. SUBSEQUENT EVENTS (UNAUDITED)

On February 19, 2003, Salem entered into non–binding letter of intent with Concord Media Inc. to acquire WJGR–AM, WZNZ–AM, WZAZ–AM and WBGB–FM, in Jacksonville, FL for $9.25 million in cash. These stations will continue to be programmed in their existing formats. The Company expects this transaction to close in the first quarter of 2003.

On January 22, 2003, Salem used the proceeds from it’s sale of it’s 7¾% Senior Subordinated Notes due 2010 to redeem all of its 9½% Senior Subordinated Notes due 2007.

On March 31, 2003, Salem used $25.0 million of excess cash to pay down its credit facility.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions

	Balance	Charged to
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2000 Allowance for Doubtful Accounts	$1,753	$3,658	$(1,861)	$3,550
Year Ended December 31, 2001 Allowance for Doubtful Accounts	3,550	4,711	(2,512)	5,749
Year Ended December 31, 2002 Allowance for Doubtful Accounts	$5,749	$4,237	$(2,229)	$7,803

S-1

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 31, 2003
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
(Principal Executive Officer)
March 31, 2003
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

Certification of Chief Executive Officer

I, Edward G. Atsinger III, certify that:

1.	I have reviewed this annual report on Form 10-K of Salem Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer

Certification of Chief Financial Officer

I, David A.R. Evans, certify that:

1.	I have reviewed this annual report on Form 10-K of Salem Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

By: /s/ DAVID A.R. EVANS

David A.R. Evans
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

4.22	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and The Bank of New York.
4.23	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and The Bank of New York.
21.01	Subsidiaries of Salem.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 4.22

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
                                             SALEM MUSIC NETWORK, INC.
                                         SALEM RADIO NETWORK INCORPORATED
                                            SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS - PENNSYLVANIA, INC.
                                           SALEM RADIO PROPERTIES, INC.
                                         SALEM RADIO REPRESENTATIVES, INC.
                                              SCA LICENSE CORPORATION
                                                SCA-PALO ALTO, LLC
                                          SOUTH TEXAS BROADCASTING, INC.
                                              SRN NEWS NETWORK, INC.
                                             VISTA BROADCASTING, INC.,
                                                  as Guarantors,

                                                        and

                                         THE BANK OF NEW YORK, as Trustee
                                                 _________________

                                           SUPPLEMENTAL INDENTURE NO. 1

                                           Dated as of December 23, 2002

                                                        to

                                                     INDENTURE

                                           Dated as of December 23, 2002

-----------------------------------------------------------------------------------------------------------------------------------

         THIS SUPPLEMENTAL  INDENTURE NO. 1, dated as of December 23, 2002 (this  "Supplemental  Indenture No. 1"), is hereby  entered  into by and among  SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a Delaware  corporation,  (the
"Issuer"),  the guarantors  listed on the signature pages hereto  (collectively,  the "Guarantors") and THE BANK OF
NEW YORK, a New York banking corporation, as indenture trustee (the "Trustee").

                                                     RECITALS

         WHEREAS,  the Issuer, the guarantors named therein and the Trustee have previously  executed and delivered an Indenture,  dated as of December 23, 2002 (the "Indenture" and together with the  Supplemental  Indenture No. 1, the  "Supplemented  Indenture"),  providing  for the  issuance  of 7 3/4%  Senior  Subordinated  Notes  due 2010  (the
"Securities") in the aggregate principal amount of $100,000,000;

         WHEREAS,  Section 9.01 of the  Indenture  provides,  among other  things,  that without the consent of any
Holders,  the Issuer and the guarantors  thereto,  when authorized by a Board Resolution,  and the Trustee,  at any time and from time to time, may enter into one or more  supplemental  indentures to make any provision with respect to matters or questions  arising under the Indenture  provided that any such provision  shall not adversely  affect the interests of the holders of the Securities;

         WHEREAS,  SCA-Palo Alto, LLC is a Delaware limited liability company and a wholly-owned  subsidiary of SCA
License  Corporation,  a  Guarantor;  and it is  desired  that  SCA-Palo  Alto,  LLC become a  Guarantor  under the
Supplemented Indenture; and

         WHEREAS,  in  accordance  with Section 9.03 of the  Indenture,  the Issuer has delivered to the Trustee an
Officers’ Certificate and an Opinion of Counsel,  each stating that this Supplemental  Indenture No. 1 is permitted by the  Indenture  and that all  conditions  precedent  provided in the  Indenture  relating  to this  Supplemental
Indenture No. 1 have been complied with.

         NOW, THEREFORE, each party hereto agrees as follows for the benefit of the other party:

                                                     ARTICLE I
                                  RELATION TO SUPPLEMENTED INDENTURE; DEFINITIONS

         SECTION 1.01.     This  Supplemental  Indenture  No. 1 constitutes  an integral  part of the  Supplemented
Indenture.

         SECTION 1.02.     For all purposes of this  Supplemental  Indenture No. 1,  capitalized  terms used herein without definition shall have the meanings specified in the Indenture.

                                                    ARTICLE II
                                             ASSUMPTION OF OBLIGATIONS

         SECTION 2.01.     Each Guarantor named herein hereby expressly  assumes all of the obligations,  covenants and  duties of a  Guarantor  under the  Guarantee  and the  Supplemented  Indenture,  and,  as hereby  amended  and supplemented, the Supplemented Indenture shall remain in full force and effect.

                                                    ARTICLE III
                                                   MISCELLANEOUS

         SECTION 3.01.     This  Supplemental  Indenture No. 1 shall be construed in connection  with and as a part of the Supplemented Indenture.

         SECTION 3.02.     The  headings  herein are for  convenience  only and shall not  affect the  construction thereof.

         SECTION 3.03.     All covenants and  agreements in this  Supplemental  Indenture  No. 1 by the  Guarantors shall bind their respective  successors and assigns,  whether so expressed or not. All agreements of the Trustee in this Supplemental Indenture No. 1 shall bind its successors, co-indenture trustees, if any, and agents.

         SECTION 3.04.     In case any provision in this  Supplemental  Indenture  No. 1 shall be invalid,  illegal or unenforceable,  the validity,  legality and  enforceability of the remaining  provisions shall not in any way be affected or impaired thereby.

         SECTION 3.05.     THIS  SUPPLEMENTAL  INDENTURE  NO. 1 SHALL BE CONSTRUED IN  ACCORDANCE  WITH THE LAWS OF
THE STATE OF NEW YORK,  WITHOUT  REFERENCE TO ITS  CONFLICTS OF LAW  PROVISIONS,  AND THE  OBLIGATIONS,  RIGHTS AND
REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

         SECTION 3.06.     This  Supplemental  Indenture No. 1 may be executed in any number of counterparts,  each of which so executed shall be deemed to be an original,  but all such  counterparts  shall together  constitute but one and the same instrument.

         SECTION 3.07.     The  Trustee  makes  no  representation  as to  the  validity  or  sufficiency  of  this
Supplemental  Indenture  No. 1. The  recitals  and  statements  herein  are  deemed to be those of the  Issuer  and
Guarantors and not of the Trustee.

-----------------------------------------------------------------------------------------------------------------------------------

         IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 1 to be duly executed by their respective officers hereunto duly authorized, as of the day and year first above written.

SALEM COMMUNICATIONS HOLDING CORPORATION, A Delaware corporation, as Issuer

ATTEST:	/s/ JONATHAN L. BLOCK	By:	/s/ DAVID EVANS

Name:	Jonathan L. Block	Name:	David Evans
Title:	Secretary	Title	Senior Vice President and Chief Financial Officer

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
                                    SALEM MUSIC NETWORK, INC.
                                    SALEM RADIO NETWORK INCORPORATED
                                    SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS-PENNSYLVANIA, INC.
                                    SALEM RADIO PROPERTIES, INC.
                                    SALEM RADIO REPRESENTATIVES, INC.
                                    SCA LICENSE CORPORATION
                                    SCA-PALO ALTO, LLC
                                    SOUTH TEXAS BROADCASTING, INC.
                                    SRN NEWS NETWORK, INC.
                                    VISTA BROADCASTING, INC.
                                       as Guarantors

SALEM COMMUNICATIONS HOLDING CORPORATION, A Delaware corporation, as Issuer

ATTEST:	/s/ JONATHAN L. BLOCK	By:	/s/ DAVID EVANS

Name:	Jonathan L. Block	Name:	David Evans
Title:	Secretary	Title	Senior Vice President and Chief Financial Officer

THE BANK OF NEW YORK, a New York banking corporation, as Trustee

		By:	/s/ STACEY POINDEXTER

		Name:	Stacey Poindexter
		Title	Assistant Treasurer

EXHIBIT 4.23

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
                                             SALEM MUSIC NETWORK, INC.
                                         SALEM RADIO NETWORK INCORPORATED
                                            SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS - PENNSYLVANIA, INC.
                                           SALEM RADIO PROPERTIES, INC.
                                         SALEM RADIO REPRESENTATIVES, INC.
                                              SCA LICENSE CORPORATION
                                                SCA-PALO ALTO, LLC
                                          SOUTH TEXAS BROADCASTING, INC.
                                              SRN NEWS NETWORK, INC.
                                             VISTA BROADCASTING, INC.,
                                                  as Guarantors,

                                                        and

                                         THE BANK OF NEW YORK, as Trustee
                                                 _________________

                                           SUPPLEMENTAL INDENTURE NO. 1

                                           Dated as of December 16, 2002

                                                        to

                                                     INDENTURE

                                             Dated as of June 25, 2001

-----------------------------------------------------------------------------------------------------------------------------------

         THIS SUPPLEMENTAL  INDENTURE NO. 1, dated as of December 16, 2002 (this  "Supplemental  Indenture No. 1"), is hereby  entered  into by and among  SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a Delaware  corporation,  (the
"Issuer"),  the guarantors  listed on the signature pages hereto  (collectively,  the "Guarantors") and THE BANK OF
NEW YORK, a New York banking corporation, as indenture trustee (the "Trustee").

                                                     RECITALS

         WHEREAS,  the Issuer, the guarantors named therein and the Trustee have previously  executed and delivered an Indenture,  dated as of June 25, 2001 (the "Indenture" and together with the  Supplemental  Indenture No. 1, the
"Supplemented  Indenture"),  providing for the issuance of 9% Senior Subordinated Notes due 2011 (the "Securities")
in the aggregate principal amount of $150,000,000 ;

         WHEREAS,  Section 9.01 of the  Indenture  provides,  among other  things,  that without the consent of any
Holders,  the Issuer and the guarantors  thereto,  when authorized by a Board Resolution,  and the Trustee,  at any time and from time to time,  may enter into one or more  supplemental  indentures  to  evidence  the  addition of a guarantor pursuant to the requirements of Section 10.14 of the Indenture;

         WHEREAS,  SCA-Palo Alto, LLC is a Delaware limited liability company and a wholly-owned  subsidiary of SCA
License  Corporation,  a  Guarantor;  and it is  desired  that  SCA-Palo  Alto,  LLC become a  Guarantor  under the
Supplemented Indenture; and

         WHEREAS,  in  accordance  with Section 9.03 of the  Indenture,  the Issuer has delivered to the Trustee an
Officers’ Certificate and an Opinion of Counsel,  each stating that this Supplemental  Indenture No. 1 is permitted by the  Indenture  and that all  conditions  precedent  provided in the  Indenture  relating  to this  Supplemental
Indenture No. 1 have been complied with.

         NOW, THEREFORE, each party hereto agrees as follows for the benefit of the other party:

                                                     ARTICLE I
                                  RELATION TO SUPPLEMENTED INDENTURE; DEFINITIONS

         SECTION 1.01.     This  Supplemental  Indenture  No. 1 constitutes  an integral  part of the  Supplemented
Indenture.

         SECTION 1.02.     For all purposes of this  Supplemental  Indenture No. 1,  capitalized  terms used herein without definition shall have the meanings specified in the Indenture.

                                                    ARTICLE II
                                             ASSUMPTION OF OBLIGATIONS

         SECTION 2.01.     Each Guarantor named herein hereby expressly  assumes all of the obligations,  covenants and  duties of a  Guarantor  under the  Guarantee  and the  Supplemented  Indenture,  and,  as hereby  amended  and supplemented, the Supplemented Indenture shall remain in full force and effect.

                                                    ARTICLE III
                                                   MISCELLANEOUS

         SECTION 3.01.     This  Supplemental  Indenture No. 1 shall be construed in connection  with and as a part of the Supplemented Indenture.

         SECTION 3.02.     The  headings  herein are for  convenience  only and shall not  affect the  construction thereof.

         SECTION 3.03.     All covenants and  agreements in this  Supplemental  Indenture  No. 1 by the  Guarantors shall bind their respective  successors and assigns,  whether so expressed or not. All agreements of the Trustee in this Supplemental Indenture No. 1 shall bind its successors, co-indenture trustees, if any, and agents.

         SECTION 3.04.     In case any provision in this  Supplemental  Indenture  No. 1 shall be invalid,  illegal or unenforceable,  the validity,  legality and  enforceability of the remaining  provisions shall not in any way be affected or impaired thereby.

         SECTION 3.05.     THIS  SUPPLEMENTAL  INDENTURE  NO. 1 SHALL BE CONSTRUED IN  ACCORDANCE  WITH THE LAWS OF
THE STATE OF NEW YORK,  WITHOUT  REFERENCE TO ITS  CONFLICTS OF LAW  PROVISIONS,  AND THE  OBLIGATIONS,  RIGHTS AND
REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

         SECTION 3.06.     This  Supplemental  Indenture No. 1 may be executed in any number of counterparts,  each of which so executed shall be deemed to be an original,  but all such  counterparts  shall together  constitute but one and the same instrument.

         SECTION 3.07.     The  Trustee  makes  no  representation  as to  the  validity  or  sufficiency  of  this
Supplemental  Indenture  No. 1. The  recitals  and  statements  herein  are  deemed to be those of the  Issuer  and
Guarantors and not of the Trustee.

-----------------------------------------------------------------------------------------------------------------------------------

         IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 1 to be duly executed by their respective officers hereunto duly authorized, as of the day and year first above written.

SALEM COMMUNICATIONS HOLDING CORPORATION, A Delaware corporation, as Issuer

ATTEST:	/s/ JONATHAN L. BLOCK	By:	/s/ DAVID EVANS

Name:	Jonathan L. Block	Name:	David Evans
Title:	Secretary	Title	Senior Vice President and Chief Financial Officer

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
                                    SALEM MUSIC NETWORK, INC.
                                    SALEM RADIO NETWORK INCORPORATED
                                    SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS-PENNSYLVANIA, INC.
                                    SALEM RADIO PROPERTIES, INC.
                                    SALEM RADIO REPRESENTATIVES, INC.
                                    SCA LICENSE CORPORATION
                                    SCA-PALO ALTO, LLC
                                    SOUTH TEXAS BROADCASTING, INC.
                                    SRN NEWS NETWORK, INC.
                                    VISTA BROADCASTING, INC.
                                       as Guarantors

SALEM COMMUNICATIONS HOLDING CORPORATION, A Delaware corporation, as Issuer

ATTEST:	/s/ JONATHAN L. BLOCK	By:	/s/ DAVID EVANS

Name:	Jonathan L. Block	Name:	David Evans
Title:	Secretary	Title	Senior Vice President and Chief Financial Officer

THE BANK OF NEW YORK, a New York banking corporation, as Trustee

		By:	/s/ STACEY POINDEXTER

		Name:	Stacey Poindexter
		Title	Assistant Treasurer

EXHIBIT 21.01

                                 SUBSIDIARIES OF SALEM COMMUNICATIONS CORPORATION

Name                                                                State of Formation
ATEP Radio, Inc.                                                    California
Bison Media, Inc.                                                   Colorado
Caron Broadcasting, Inc.                                            Ohio
CCM Communications, Inc.                                            Tennessee
Common Ground Broadcasting, Inc.                                    Oregon
Golden Gate Broadcasting Company, Inc.                              California
Inspiration Media, Inc.                                             Washington
Inspiration Media of Pennsylvania, L.P.                              Delaware
Inspiration Media of Texas, LLC                                     Texas
Kingdom Direct, Inc.                                                California
New England Continental Media, Inc.                                 Massachusetts
New Inspiration Broadcasting Company, Inc.                          California
OnePlace, LLC                                                       Delaware
Pennsylvania Media Associates, Inc.                                 Pennsylvania
Radio 1210, Inc.                                                    California
Reach Satellite Network, Inc.                                       Tennessee
Salem Communications Acquisition Corporation                        Delaware
Salem Communications Holding Corporation                            Delaware
Salem Media Corporation                                             New York
Salem Media of Colorado, Inc.                                       Colorado
Salem Media of Georgia, Inc.                                        Delaware
Salem Media of Hawaii, Inc.                                         Delaware
Salem Media of Illinois, LLC                                        Delaware
Salem Media of Kentucky, Inc.                                       Kentucky
Salem Media of New York, LLC                                        Delaware
Salem Media of Ohio, Inc.                                           Ohio
Salem Media of Oregon, Inc.                                         Oregon
Salem Media of Pennsylvania, Inc.                                   Pennsylvania
Salem Media of Texas, Inc.                                          Texas
Salem Media of Virginia, Inc.                                       Virginia
Salem Radio Operations-Pennsylvania, Inc.                           Delaware
Salem Music Network, Inc.                                           Texas
Salem Radio Network Incorporated                                    Delaware
Salem Radio Operations, LLC                                         Delaware
Salem Radio Properties, Inc.                                        Delaware
Salem Radio Representatives, Inc.                                   Texas
SCA License Corporation                                             Delaware
SCA-Palo Alto, LLC                                                  Delaware
South Texas Broadcasting, Inc.                                      Texas
SRN News Network, Inc.                                              Texas
Vista Broadcasting, Inc.                                            California

EXHIBIT 23.1

                    Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration  Statement (Form S-8 No. 333-40494)  pertaining to the 1999 Stock  Incentive Plan of Salem  Communications  Corporation  of our report dated  February 25, 2002,  with respect to the consolidated  financial statements and schedule of Salem Communications  Corporation included in the
Annual Report (Form 10-K) for the year ended December 31, 2002.

By:	/s/ Ernst & Young LLP

Woodland Hills, California
March 28, 2003

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

  the Annual Report of the Company on Form 10-K for the period ended December 31, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2003
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

34

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

  the Annual Report of the Company on Form 10-K for the period ended December 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2003
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.