Form 10-Q
period 2003-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2003-05-14
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      As of May 5, 2003, there were 17,930,417 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	March 31,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,325	$1,448
Restricted cash	107,661	–
Accounts receivable (less allowance for doubtful accounts of $7,803 in 2002 and $8,290 in 2003)	30,696	28,652
Other receivables	1,990	1,278
Prepaid expenses	1,647	1,535
Due from stockholders	223	219
Deferred income taxes	2,281	4,068

Total current assets	170,823	37,200
Property, plant and equipment, net	99,194	97,408
Broadcast licenses	363,203	363,232
Goodwill	12,108	11,129
Amortizable intangible assets, net of accumulated amortization of $19,757 in 2002 and $20,159 in 2003	5,197	5,791
Bond issue costs	7,854	6,043
Fair value of interest swap	7,790	7,181
Due from stockholders	82	40
Other assets	5,958	5,253

Total assets	$672,209	$533,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107	$315
Accrued expenses	3,492	4,177
Accrued compensation and related expenses	4,718	4,868
Accrued interest	10,103	6,227
Deferred revenue	1,317	1,420
Income taxes payable	612	228
Current portion of long-term debt and capital lease obligations	100,029	31

Total current liabilities	121,378	17,266
Long-term debt and capital lease obligations, less current portion	350,908	323,287
Deferred income taxes	26,447	24,079
Deferred revenue	738	2,228
Other liabilities	810	577

Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,930,417 shares	179	179
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,968	147,968
Retained earnings	23,725	17,637

Total stockholders’ equity	171,928	165,840

Total liabilities and stockholders’ equity	$672,209	$533,277

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2003

Gross broadcasting revenue	$38,970	$42,056
Less agency commissions	3,250	3,350

Net broadcasting revenue	35,720	38,706
Other media revenue	1,695	1,921

Total revenue	37,415	40,627
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $250 and $291 for the quarters ended March 31, 2002 and 2003, respectively, paid to related parties)	24,685	26,338
Costs of denied tower site and license upgrade	–	2,202
Other media operating expenses, exclusive of depreciation and amortization shown below	2,033	1,860
Corporate expenses, exclusive of depreciation and amortization shown below (including $64 and $150 for the quarters ended March 31, 2002 and 2003, respectively, paid to related parties)	3,687	4,044
Depreciation and amortization (including $175 and $292 for the quarters ended March 31, 2002 and 2003, respectively, for other media businesses)	2,852	3,025

Total operating expenses	33,257	37,469

Operating income	4,158	3,158
Other income (expense):
Interest income	40	154
Interest expense	(6,706)	(6,636)
Loss on early redemption of long-term debt	–	(6,440)
Loss on disposal of assets	(226)	–
Other expense, net	(164)	(69)

Loss before income taxes and discontinued operations	(2,898)	(9,833)
Benefit for income taxes	(1,117)	(3,745)

Loss before discontinued operations	(1,781)	(6,088)
Loss from discontinued operations, net of tax	(18)	–

Net loss	$(1,799)	$(6,088)

Basic and diluted loss per share before discontinued operations	$(0.08)	$(0.26)
Loss from discontinued operations per share	–	–

Basic and diluted net loss per share	$(0.08)	$(0.26)

Basic and diluted weighted average shares outstanding	23,458,164	23,484,113

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2003

OPERATING ACTIVITIES
Net loss	$(1,799)	$(6,088)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early retirement of debt	–	6,440
Cost of denied tower site and license upgrade	–	2,202
Depreciation and amortization	2,878	3,025
Amortization of bond issue costs and bank loan fees	377	379
Provision for bad debts	1,061	1,416
Deferred income taxes	(1,197)	(4,155)
Loss on sale of assets	226	–
Changes in operating assets and liabilities:
Accounts receivable	(87)	628
Prepaid expenses and other current assets	(100)	828
Accounts payable and accrued expenses	(386)	(1,091)
Deferred revenue	(142)	1,593
Other liabilities	128	(230)
Income taxes payable	59	(384)

Net cash provided by operating activities	1,018	4,563

INVESTING ACTIVITIES
Capital expenditures	(4,656)	(1,990)
Deposits on radio station acquisitions	(2,700)	–
Purchases of radio stations	(9,092)	(50)
Proceeds from sale of property, plant and equipment and intangible assets	6	–
Other assets	(354)	(152)

Net cash used in investing activities	(16,796)	(2,192)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	–	3,000
Payments of long-term debt and notes payable	(4,000)	(30,000)
Proceeds from exercise of stock options	40	–
Payments on capital lease obligations	(11)	(11)
Payments of costs related to bank credit facility and debt refinancing	–	(170)
Payments of bond issue costs	(75)	(67)

Net cash used in financing activities	(4,046)	(27,248)

Net decrease in cash and cash equivalents	(19,824)	(24,877)
Cash and cash equivalents at beginning of period	23,921	26,325

Cash and cash equivalents at end of period	$4,097	$1,448

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,627	$10,866
Income taxes	8	793

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months ended March 31, 2003 and 2002 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2. RECLASSIFICATIONS

      We have reclassified our statements of operations data for all periods presented to reflect increases to revenues and expenses as appropriate for barter transactions, eliminating the practice of reporting these transactions net in our statements of operations. In addition, we have reclassified our statements of operations data for all periods presented to reflect our sale on September 30, 2002 of the assets of radio station WYGY–FM, Cincinnati, Ohio, which has been accounted for as a discontinued operation.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 143

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 is effective for financial statements for fiscal years beginning on or after June 15, 2002. Salem adopted this statement and its adoption did not have a material impact on Salem’s financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 144

      On January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of SFAS No. 144 did not materially impact the financial position, results of operations or cash flows of the company. The adoption of SFAS No. 144 did result in the treatment of the sale of WYGY-FM, Cincinnati, Ohio as a discontinued operation.

      Statement of Financial Accounting Standards No. 145

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In addition, SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases.” Salem adopted this statement and its adoption did not have a material impact on Salem’s financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 146

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 address the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity.” It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Salem adopted this statement and its adoption did not have a material impact on Salem’s financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 148

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Salem adopted this statement and its adoption did not have a material impact on Salem’s financial position, results of operations or cash flows. As permitted under the statement Salem continues to measure any expense related to stock options under the intrinsic value method and provides the required disclosures under the fair value method in Note 8.

NOTE 4. COSTS OF DENIED TOWER SITE AND LICENSE UPGRADE

      In April 2003, the San Diego County Board of Supervisors denied Salem’s motion to relocate its radio towers for radio station KCBQ–AM, San Diego, California. As a result of the denial, the company recorded a write-off of approximately $1.3 million in capitalized costs related to the project. Additionally, in May 2003, the FCC denied Salem’s motion to increase the night-time coverage of radio station WGKA–AM, Atlanta, Georgia. As a result of the denial, the company recorded a write-off of approximately $0.9 million in capitalized costs related to the project. These write-offs were recorded in the quarter ended March 31, 2003 in Salem’s Statement of Operations as “Cost of denied tower site and license upgrade.”

NOTE 5. REDEMPTION OF $100.0 MILLION 9½% SENIOR SUBORDINATED NOTES DUE 2007

      On January 22, 2003, Salem redeemed all of its $100.0 million 9½% senior subordinated notes due 2007 (“9½% Notes”). Salem used the proceeds of its $100.0 million 7¾% senior subordinated notes due 2010 (“7¾% Notes”) issued in December 2002 to redeem the 9½% Notes. The proceeds of the issuance of the 7¾% Notes was recorded on Salem’s balance sheet as “Restricted cash” at December 31, 2002.

NOTE 6. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2002

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Noncompetition agreements	$12,618	$(12,223)	$395
Customer lists and contracts	7,278	(4,405)	2,873
Favorable and assigned leases	1,800	(1,201)	599
Other amortizable intangible assets	3,258	(1,928)	1,330

	$24,954	$(19,757)	$5,197

	As of March 31, 2003

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Noncompetition agreements	$12,618	$(12,240)	$378
Customer lists and contracts	7,278	(4,623)	2,655
Favorable and assigned leases	1,800	(1,217)	583
Other amortizable intangible assets	4,254	(2,079)	2,175

	$25,950	$(20,159)	$5,791

      Based on the amortizable intangible assets as of March 31, 2003, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)

2003	$1,620
2004	1,592
2005	1,342
2006	794
2007	503

NOTE 7. BASIC AND DILUTED NET EARNINGS PER SHARE

      Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period plus the dilutive effects of outstanding stock options.

      Options to purchase 527,105 and 597,065 shares of Class A common stock were outstanding at March 31, 2002 and 2003, respectively. These options were excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

NOTE 8. STOCK-BASED COMPENSATION

      The following table illustrates the effect on net loss and net loss per share if Salem had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended
	March 31,

	2002	2003

	(Dollars in thousands, except per share data)

Net loss, as reported	$(1,799)	$(6,088)
Add: Stock-based compensation, as reported	–	–
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(279)	(511)

Pro forma net loss	$(2,078)	$(6,599)
Loss per share:
Basic and diluted loss per share - as reported	$(0.08)	$(0.26)
Basic and diluted loss per share - pro forma	$(0.09)	$(0.28)

NOTE 9. DERIVATIVE INSTRUMENTS

      We are exposed to fluctuations in interest rates. We actively monitor these fluctuations and use derivative instruments from time to time to manage the related risk. In accordance with the our risk management strategy, we use derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses and may increase volatility in our earnings.

      We had one interest rate swap agreement outstanding as of March 31, 2003, which is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      At March 31, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $150.0 million 9% senior subordinated notes due 2011 (“9% Notes”). This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the fair value of the debt hedged by the swap, based on current market rates, was $7.2 million at March 31, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is 100% effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2003 was reduced by $0.7 million as a result of the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.04% for the quarter ended March 31, 2003.

NOTE 10. CONTINGENCIES

      Incident to our business activities, we are party to a number of legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. However, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

NOTE 11. SEGMENT DATA

      SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The company has one reportable operating segment–radio broadcasting–which includes our talk and music formats and our various radio networks. The remaining non-reportable segments consist of the Salem Web Network (our Internet division) and CCM Communications, Inc. (“CCM”, our publishing business), which do not meet the reportable segment quantitative threshholds and accordingly are aggregated below as “other media”. Revenue and expenses earned and charged between segments are recorded at fair value.

      Management uses operating income before depreciation, amortization and unusual charges as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended
	March 31,

	2002	2003

	(Dollars in thousands)

Net revenue
Radio broadcasting	$35,720	$38,706
Other media	1,695	1,921

Consolidated net revenue	$37,415	$40,627

Operating expenses (excluding depreciation, amortization and costs of denied tower site and license upgrade)
Radio broadcasting	$24,685	$26,338
Other media	2,033	1,860
Corporate	3,687	4,044

Consolidated operating expenses (excluding depreciation, amortization and costs of denied tower site and license upgrade)	$30,405	$32,242

Operating income before depreciation, amortization and costs of denied tower site and license upgrade
Radio broadcasting	$11,035	$12,368
Other media	(338)	61
Corporate	(3,687)	(4,044)

Consolidated operating income before depreciation, amortization and costs of denied tower site and license upgrade	$7,010	$8,385

Depreciation expense
Radio broadcasting	$2,117	$2,327
Other media	112	131
Corporate	85	162

Consolidated depreciation expense	$2,314	$2,620

Amortization expense
Radio broadcasting	$474	$242
Other media	63	161
Corporate	1	2

Consolidated amortization expense	$538	$405

Operating income before costs of denied tower site and license upgrade
Radio broadcasting	$8,444	$9,799
Other media	(513)	(231)
Corporate	(4,158)	(4,208)

Consolidated operating income before costs of denied tower site and license upgrade	$4,158	$5,360

	December 31,	March 31,
	2002	2003

	(Dollars in thousands)

Total property, plant and equipment, net
Radio broadcasting	$91,531	$92,732
Other media	1,640	1,858
Corporate	2,429	2,818

Consolidated property, plant and equipment, net	$95,600	$97,408

Reconciliation of operating income before depreciation and amortization to pretax income

	Three Months Ended
	March 31,

	2002	2003

Operating income before depreciation, amortization and costs of denied tower site and license upgrade	$7,010	$8,385
Depreciation expense	(2,314)	(2,620)
Amortization expense	(538)	(405)
Costs of denied tower site and license upgrade	–	(2,202)
Interest income	40	154
Gain (loss) on sale of assets	(226)	–
Interest expense	(6,706)	(6,636)
Loss on early redemption of long–term debt	–	(6,440)
Other expense, net	(164)	(69)

Pretax loss	$(2,898)	$(9,833)

NOTE 12. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of our wholly-owned subsidiary, Salem Communications Holding Corporation (“HoldCo”) as the issuer of the $150.0 million 9% Notes and $100.0 million 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of March 31, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$229	$136	$1,036	$–	$1,448
Accounts receivable	–	1,706	1,497	25,486	(37)	28,652
Other receivables	–	38	127	1,113	–	1,278
Prepaid expenses	–	62	152	1,354	(33)	1,535
Due from stockholders	–	–	–	219	–	219
Deferred income taxes	993	241	1,546	2,532	(1,244)	4,068

Total current assets	1,040	2,276	3,458	31,740	(1,314)	37,200
Property, plant, equipment and software, net	–	4,681	1,405	91,322	–	97,408
Broadcast licenses	–	93,587	–	269,645	–	363,232
Goodwill	–	8	5,010	6,111	–	11,129
Amortizable intangible assets, net	–	–	425	5,366	–	5,791
Bond issue costs	–	–	–	6,043	–	6,043
Fair value of interest swap agreement	–	–	–	7,181	–	7,181
Due from stockholders	–	–	–	40	–	40
Intercompany receivables	254,820	68,319	(2,045)	104,766	(425,860)	–
Other assets	–	–	3,496	4,719	(2,962)	5,253

Total assets	$255,860	$168,871	$11,749	$526,933	$(430,136)	$533,277

Current liabilities:
Accounts payable	$–	$59	$69	$221	$(34)	$315
Accrued expenses	–	220	377	3,617	(37)	4,177
Accrued compensation and related expenses	3	222	250	4,393	–	4,868
Accrued interest	–	–	–	6,227	–	6,227
Deferred subscription revenue	–	–	1,390	30	–	1,420
Income taxes payable	(4)	761	6	2,269	(2,804)	228
Current maturities of long-term debt	–	–	–	31	–	31

Total current liabilities	(1)	1,262	2,092	16,788	(2,875)	17,267
Intercompany payables	121,535	67,608	11,714	–	(200,857)	–
Long-term debt	–	–	–	323,287	–	323,287
Deferred income taxes	815	19,476	1,709	21,045	(18,966)	24,079
Deferred revenue	–	–	–	2,228	–	2,228
Other liabilities	–	–	–	577	–	577
Stockholders’ equity	133,511	80,525	(3,766)	163,008	(207,438)	165,840

Total liabilities and stockholders’ equity	$255,860	$168,871	$11,749	$526,933	$(430,136)	$533,277

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$–	$2,818	$–	$39,465	$(227)	$42,056
Less agency commissions	–	187	–	3,163	–	3,350

Net broadcasting revenue	–	2,631	–	36,302	(227)	38,706
Other media revenue	–	–	1,970	–	(49)	1,921

Total revenue	–	2,631	1,970	36,302	(276)	40,627
Operating expenses:
Broadcasting operating expenses	–	1,708	–	24,360	–	26,338
Costs of denied tower site and license upgrade	–	–	–	2,202	–	2,202
Other media operating expenses	–	–	2,035	–	(175)	1,860
Corporate expenses	–	227	–	4,044	(227)	4,044
Depreciation and amortization	–	109	172	2,744	–	3,025

Total operating expenses	–	2,044	2,207	33,620	(402)	37,469

Net operating income (loss)	–	587	(237)	2,682	126	3,158
Other income (expense):
Interest income	–	(3)	9	(23)	171	154
Interest expense	(2,561)	–	(177)	(3,727)	(171)	(6,636)
Loss on early retirement of debt	–	–	–	(6,440)	–	(6,440)
Gain (loss) on sale of assets	–	–	–	–	–	–
Other expense	–	(1)	–	(68)	–	(69)

Income (loss) before income taxes	(2,561)	583	(405)	(7,576)	126	(9,833)
Provision (benefit) for income taxes	–	224	153	(3,870)	(252)	(3,745)

Net income (loss)	$(2,561)	$359	$(558)	$(3,706)	$378	$(6,088)

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

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family themes. Our core business is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own and operate 91 radio stations, including 58 stations in 22 of the top 25 markets. We also own Salem Radio Network®, which we believe to be a leading developer, producer and syndicator of religious and family issues oriented talk, news and music, but not of general broadcast programming, with over 1,500 affiliated radio stations. In addition, we own complementary Internet and publishing businesses.

      We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed or furnished to the Securities and Exchange Commission.

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

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block program time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. Historically, we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets, we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

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

      Salem Web Network, our Internet division, earns its revenue from the (i) sales of streaming services, (ii) sales of banner advertising and sponsorships on the Internet and (iii) to a lesser extent, sales of software and software support contracts. CCM, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our consolidated statements of operations.

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

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $3.0 million or 8.4% to $38.7 million for the quarter ended March 31, 2003 from $35.7 million for the same quarter of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000, an increase in program rates and the acquisitions of radio stations during 2002, partially offset by a decrease in network revenue due to the loss of affiliates. On a same station basis, net revenue improved $2.8 million or 7.8% to $38.5 million for the quarter ended March 31, 2003 from $35.7 million for the same quarter of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000 and an increase in program rates, partially offset by a decrease in network revenue due to the loss of affiliates. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 49.3% for the quarter ended March 31, 2003 from 47.8% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 38.1% for the quarter ended March 31, 2003 from 38.5% for the same quarter of the prior year. This change in our revenue mix is primarily due to the launch of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.2 million or 11.8% to $1.9 million for the quarter ended March 31, 2003 from $1.7 million for the same quarter of the prior year. The increase is attributable primarily to additional revenues generated by our Internet business, Crosswalk.com, which was acquired in October 2002.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $1.6 million or 6.5% to $26.3 million for the quarter ended March 31, 2003 from $24.7 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $1.6 million or 6.5% to $26.3 million for the quarter ended March 31, 2003 from $24.7 million for the same quarter of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period and increased music license fees.

      COSTS OF DENIED TOWER SITE AND LICENSE UPGRADE.      In April 2003, the San Diego County Board of Supervisors denied the company’s motion to relocate its radio towers for radio station KCBQ–AM, San Diego, California. As a result of the denial, the company recorded a write-off of approximately $1.3 million in capitalized costs related to the project. Additionally, in May 2003, the FCC denied the company’s motion to increase the night-time coverage of radio station WGKA–AM, Atlanta, Georgia. As a result of the denial, the company recorded a write-off of approximately $0.9 million in capitalized costs related to the project. These write-offs were recorded in the quarter ended March 31, 2003 in the company’s Statement of Operations as “Cost of denied tower site and license upgrade.”

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $0.1 million or 5.0% to $1.9 million for the quarter ended March 31, 2003 from $2.0 million for the same quarter in the prior year. The decrease is attributable primarily to a reduction in costs associated with our publishing business, reduced audio streaming costs for our Internet business and reduced overhead costs, partially offset by an increase in selling and streaming costs associated with the acquisition of Crosswalk.com in October 2002.

      CORPORATE EXPENSES.       Corporate expenses increased $0.3 million or 8.1% to $4.0 million in the quarter ended March 31, 2003 from $3.7 million in the same quarter of the prior year, primarily due to an increase in overhead costs associated with the acquisitions of radio stations and an Internet business during 2002.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.1 million or 3.4% to $3.0 million for the quarter ended March 31, 2003 from $2.9 million for the same quarter of the prior year. The increase is due principally to the depreciation and amortization associated with the acquisitions of radio stations and an Internet business during 2002.

      OTHER INCOME (EXPENSE).       Interest income of $0.2 million for the quarter ended March 31, 2003 is primarily from interest earned on the cash which was held in a trust account that was used to redeem all of our 9½% Notes and from interest earned on excess cash. Interest expense decreased $0.1 million or 1.5% to $6.6 million for the quarter ended March 31, 2003 from $6.7 million for the same quarter of the prior year. The decrease is primarily due to savings of $0.7 million in interest related to our interest rate swap agreement entered into in April 2002 (see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK–Derivative Instruments,” below), and savings due to the refinancing of our 9½% Notes, offset by increased long-term debt related to our radio station acquisitions in 2002. Additionally, as part of the refinancing of our 9½% Notes, both the 9½% Notes and the 7¾% Notes were outstanding until January 22, 2003. Loss on early redemption of long-term debt of $6.4 million for the quarter ended March 31, 2003 is the result of our early redemption of our 9½% Notes on January 22, 2003, whereby we paid a $4.8 million premium to redeem the 9½% Notes and wrote-off approximately $1.7 million of unamortized bond issuance costs related to the 9½% Notes (see “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–LIQUIDITY AND CAPITAL RESOURCES”). Loss on disposition of assets of $0.2 million for the quarter ended March 31, 2002 is primarily due to the disposition of certain property, plant and equipment and intangible assets. Other expense, net was $0.1 million and $0.2 million for the quarters ended March 31, 2003 and 2002, respectively, and was related primarily to bank committment fees associated with our credit facility.

      BENEFIT FOR INCOME TAXES.       Benefit for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 38.1% for the quarter ended March 31, 2003 and 38.5% for the same quarter of the prior year. For the quarters ended March 31, 2003 and 2002 the effective tax rates differ from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.      Loss from discontinued operations was approximately $18,000 net of income taxes for the quarter ended March 31, 2002. Discontinued operations relate to the operations of WYGY-FM, Cincinnati, Ohio, which we sold on September 30, 2002 for $45.0 million.

      NET LOSS.       We recognized a net loss of $6.1 million for the quarter ended March 31, 2003 as compared to a net loss of $1.8 million for the same quarter of the prior year.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income as net broadcasting revenue less broadcasting operating expenses.

      Station operating income is not a measure of performance calculated in accordance with GAAP; it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. We use this financial measure because management believes it is useful for all investors and users of our financial statements in understanding our financial performance. Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a measure of performance and is used by investors and by analysts who report on the industry to provide meaningful comparisons between broadcasting groups. Station operating income is generally recognized as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

      STATION OPERATING INCOME.       Station operating income increased $1.4 million or 12.7% to $12.4 million for the quarter ended March 31, 2003 from $11.0 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 32.0% for the quarter ended March 31, 2003 from 30.9% for the same quarter of the prior year. The percentage increase is primarily attributable to the effect of radio stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the launch of our contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $1.2 million or 11.8% to $12.3 million for the quarter ended March 31, 2003 from $11.0 million for the same quarter of the prior year. As a percentage of same station net broadcast revenue, same station station operating income increased to 31.9% for the quarter ended March 31, 2003 from 30.9% for the same quarter of the prior year.

      The following table provides a reconciliation of station operating income (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,

	2002	2003

	(Dollars in thousands)

Station operating income	$11,035	$12,368
Plus other media revenue	1,695	1,921
Less other media operating expenses	(2,033)	(1,860)
Less depreciation and amortization	(2,852)	(3,025)
Less corporate expenses	(3,687)	(4,044)
Less cost of denied tower site and license upgrade	–	(2,202)

Operating income	$4,158	$3,158

RECENT DEVELOPMENTS

      Following the terrorist attacks on the United States on September 11, 2001, we increased the news and community service programming on our radio stations, reducing the amount of broadcast time available for commercial advertising. In addition, certain advertisers cancelled their advertising time. As a consequence of these events, our financial results were adversely affected at the end of the third quarter and the fourth quarter of 2001. These events, as well as the military operations in Afghanistan and Iraq beginning in the fourth quarter of 2002 and the outbreak of the war in Iraq commencing in the first quarter of 2003, continued to have an adverse impact on advertising revenues throughout the quarter ended March 31, 2003 and will likely continue to have an adverse impact during the remainder of 2003.

      Further acts of war or terrorism against the United States, the United States’ response to any attacks, as well as future security threats may continue to affect our business operations and those of our advertisers and other customers. We cannot predict the further negative effects these events may have on our business operations.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions of radio station and network assets, goodwill and other intangible assets, income taxes and long-term debt and debt covenant compliance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for bad debt

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An analysis is performed by applying various percentages based on the age of the receivable and performing other subjective analyses. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables, including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible assets

      Under the FASB’s new rules (SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”), we no longer amortize goodwill and intangible assets deemed to have indefinite lives, and will perform annual impairment tests in accordance with the statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense is not recorded for our FCC licenses as well as our goodwill effective July 1, 2001 for assets acquired subsequent to June 30, 2001, and effective January 1, 2002 for all other assets. Other intangible assets will continue to be amortized over their useful lives.

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

Valuation allowance (deferred taxes)

      For financial reporting purposes, we have recorded a valuation allowance of $1.4 million as of March 31, 2003 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews the company’s financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long–term debt and debt covenant compliance

      Our classification of our borrowings under our credit facility as long term debt in our balance sheet is based on our assessment that under the borrowing restrictions and covenants in our credit facility and after considering our projected operating results and cash flows for the coming year that no principal payments will be required pursuant to the credit agreement. These projections are estimates which are inherantly uncertain and dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors; our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facility or it may become necessary to seek an amendment to our credit facility. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facility or a further amendment of our credit facility becoming necessary.

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

      Cash. Cash and cash equivalents was $1.4 million at March 31, 2003. Working capital was $19.9 million at March 31, 2003. Cash and cash equivalents was $26.3 million at December 31, 2002. The decrease in cash and cash equivalents is due primarily to the use of $30.0 million to repay borrowings under our credit facility and $2.0 million for capital expenditures, partially offset by $3.0 million of additional borrowings under our credit facility and cash provided by operating activities.

      Net cash provided by operating activities increased to $4.6 million for the three months ended March 31, 2003 compared to $1.0 million in the same period of the prior year, primarily due to an increase in deferred revenue related to a long–term tower lease and a decrease in net accounts receivable as a result of increased credit and collection efforts, as well as a decrease in other receivables due to a payment received under our interest rate swap agreement.

      Net cash used in investing activities was $2.2 million for the three months ended March 31, 2003, compared to net cash used in investing activities of $16.8 million for the same period of the prior year. The decrease is due to no acquisition activity in the first quarter of 2003 as compared to $11.8 million cash used to purchase the assets of two radio stations and make escrow deposits on other potential acquisitions for the same period of the prior year and a decrease in capital expenditures of $2.7 million.

      Net cash used in financing activities was $27.2 million for the three months ended March 31, 2003, compared to $4.0 million for the same period of the prior year. The difference is primarily due to increased repayments under our credit facility of $30.0 million for the quarter ended March 31, 2003 as compared to $4.0 million for the same period in the prior year, partially offset by borrowings of $3.0 million for the quarter ended March 31, 2003.

      Credit Facility. Our wholly-owned subsidiary, HoldCo, is the borrower under our credit facility. At March 31, 2003, $66.1 million was outstanding under the credit facility. The credit facility was amended as of March 28, 2003. The description of the credit facility as set forth below reflects the terms of the amendment. The borrowing capacity and aggregate commitments under the credit facility is $131.3 million at March 31, 2003, however the amount we can borrow is subject to certain restrictions as described below. The credit facility matures on June 30, 2007.

      Amounts outstanding under the credit facility bear interest at a base rate, at HoldCo’s option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. At March 31, 2003, the blended interest rate on amounts outstanding under the credit facility was 4.59%.

      The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of our consolidated existing total adjusted debt to pro forma twelve-month cash flow (the “Total Adjusted Funded Debt to Cash Flow Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility was 7.00 to 1 as of December 31, 2002. In March 2003, we amended our credit facility to, among other things, extend the existing Total Adjusted Funded Debt to Cash Flow Ratio through September 29, 2003 to not less than 7.00 to 1.00, and to revise the minimum interest coverage ratio. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at March 31, 2003, on a pro forma basis, was 6.69 to 1, resulting in a borrowing availability of approximately $19.3 million.

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

      As of March 31, 2003, management believes we were in compliance with all of the covenants under the terms of the credit facility.

      9½% Senior Subordinated Notes due 2007. In September 1997, we issued $150.0 million principal amount of 9½% Notes. In July 1999, we repurchased $50.0 million in principal amount of those notes with a portion of the net proceeds of our initial public offering.

      In January 2003, we redeemed the remaining $100.0 million in principal amount of the 9½% Notes from the proceeds of the issuance of $100.0 million principal amount of 7¾% Notes. As a result of this redemption, we incurred a non-cash charge in the first quarter of 2003 of approximately $1.7 million for the write-off of unamortized bond issue costs. This was in addition to the $4.8 million premium paid in connection with this redemption.

      9% Senior Subordinated Notes Due 2011. In June 2001, HoldCo issued $150.0 million principal amount of 9% Notes. HoldCo used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility. The indenture for the 9% Notes contains restrictive coventants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $13.5 million per year in interest on the 9% Notes. We and all our subsidiaries (other than HoldCo) are guarantors of the 9% Notes.

      As of December 31, 2002, management believes we were in compliance with all of the covenants under the indenture for the 9% Notes.

      7¾% Senior Subordinated Notes due 2010. In December 2002, Salem Holding issued $100.0 million principal amount of 7¾% Notes. Salem Holding used the net proceeds to redeem the $100.0 million 9½% Notes on January 22, 2003. The indenture for the 7¾% Notes contains restrictive covenants that, among others, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Salem Holding is required to pay $7.8 million per year in interest on the 7¾% Notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 7¾% Notes.

      As of March 31, 2003, management believes we were in compliance with all of the covenants under the indenture for the 7¾% Notes.

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31,	March 31,

	2002	2003

	(Dollars in thousands)

Revolving line of credit with banks	$93,050	$66,050
9½% senior subordinated notes due 2007	100,000	–
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011	150,000	150,000
Fair value of interest swap	7,790	7,181
Capital leases and other loans	97	87

	450,937	323,318
Less current portion	100,029	31

	$350,908	$323,287

      At March 31, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $150.0 million 9.0% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of the 9.0% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt that is hedged with the swap, based on current market rates, was $7.2 million at March 31, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is 100% effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2003 was reduced by $0.7 million as a result of the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.04% for the quarter ended March 31, 2003.

      At March 31, 2003 and 2002, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

      At March 31, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. The interest rate swap agreement is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt hedged by the swap, based on current market rates, was $7.2 million at March 31, 2003. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Changes in the fair value of the swap and the changes in the fair value of the debt being hedged are recorded as part of interest expense. Because this fair value hedge is 100% effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended March 31, 2003 was reduced by $0.7 million as a result of the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.04% as of March 31, 2003. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

MARKET RISK

      In addition to the interest rate swap agreement discussed above under “–Derivative Instruments,” borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. At March 31, 2003, we had borrowed $66.1 million under the credit facility. As of March 31, 2003, we could borrow up to an additional $19.3 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%. At March 31, 2003, the blended interest rate on amounts outstanding under the credit facility was 4.59%. At March 31, 2003, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.7 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $250.0 million (relating to the 9% Notes and the 7¾% Notes) as of March 31, 2003, with an aggregate fair value of $259.1 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradeable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the 9% Notes and 7¾% Notes to approximately $244.8 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the 9% Notes and 7¾% Notes to approximately $274.5 million.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Incident to our business activities, we are party to a number of legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters, however, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (1)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (1)
3.03	Certificate of Incorporation of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.01). (2)
3.04	Bylaws of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.02). (2)
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.03). (2)
3.06	Bylaws of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.04). (2)
3.07	Certificate of Incorporation of SCA License Corporation (incorporated by reference to previously filed exhibit 2.05). (2)
3.08	Bylaws of SCA License Corporation (incorporated by reference to previously filed exhibit 2.06). (2)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9½% Series A and Series B Senior Subordinated Notes due 2007. (3)
4.02	Form of 9½% Senior Subordinated Note (filed as part of exhibit 4.01). (3)
4.03	Form of Note Guarantee (filed as part of exhibit 4.01). (3)
4.04	Specimen of Class A common stock certificate. (4)
4.05	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (4)
4.06	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)
4.07	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (5)
4.08	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)

4.09	Fourth Amended and Restated Credit Agreement dated as of June 15, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders. (6)
4.10	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (6)
4.11	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 27, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto (incorporated by reference to previously filed exhibit 4.12). (7)
4.12	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 30, 2002, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto (incorporated by reference to previously filed exhibit 4.13). (8)
4.13	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 16, 2002, by and among Salem Holding, The Bank of New York, in its individual capacity and as administrative agent for the lenders thereunder, and the lenders party thereto (incorporated by reference to previously filed exhibit 10.1). (9)
4.14	Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 28, 2003, by and among Salem Holding, The Bank of New York, in its individual capacity and as administrative agent for the lenders thereunder, and the lenders party thereto (incorporated by reference to previously filed exhibit 4.24). (10)
4.15	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (6)
4.16	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.15).
4.17	Form of Note Guarantee (filed as part of exhibit 4.15). (6)
4.18	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (6)
4.19	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated (incorporated by reference to previously filed exhibit 4.1). (9)
4.20	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.19). (9)
4.21	Form of Note Guarantee (filed as part of exhibit 4.19). (9)
4.22	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.23	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)

10.01.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Edward G. Atsinger III (incorporated by reference to previously filed exhibit 10.01.02). (6)
10.01.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Edward G. Atsinger III and Eric H. Halvorson, as Trustee under that certain Declaration of Trust (Atsinger Trust No. 1) dated as of April 1, 1997.
10.02.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Stuart W. Epperson (incorporated by reference to previously filed exhibit 10.02.01). (7)
10.02.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Stuart W. Epperson and Edward G. Atsinger III, as Trustee under that certain Declaration of Trust (Epperson Trust No. 1) dated as of April 1, 1997.
10.03	Consulting Agreement dated July 1, 2001, between Salem and Eric H. Halvorson (incorporated by reference to previously filed exhibit 10.03.06). (7)
10.04	Employment Agreement, dated September 15, 2000, between Salem Communications Holding Corporation and David A.R. Evans (incorporated by reference to previously filed exhibit 10.04.01). (12)
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (3)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (3)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (3)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (3)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004. (3)
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (3)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (3)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (3)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (13)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (3)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (3)
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (13)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (3)
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (3)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (3)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005. (3)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006. (3)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (14)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (14)

10.06	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH). (15)
10.07.01	Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.01). (3)
10.07.02	Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.02). (3)
10.07.03	Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.03). (3)
10.08	1999 Stock Incentive Plan (incorporated by reference to previously filed exhibit 10.10). (4)
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)
21.01	Subsidiaries of Salem Communications Corporation.
99.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.
(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2001.
(11)	Incorporated by reference to the exhibit of the same number, unless otherwise noted of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.
(12)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001.
(13)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(14)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(15)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.

(b) REPORTS ON FORM 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
May 14, 2003
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
(Principal Executive Officer)
May 14, 2003
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

Dated: May 14, 2003

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

Dated: May 14, 2003

By: /s/ DAVID A.R. EVANS

David A.R. Evans
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.01.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Edward G. Atsinger III and Eric H. Halvorson, as Trustee under that certain Declaration of Trust (Atsinger Trust No. 1) dated as of April 1, 1997.

10.02.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Stuart W. Epperson and Edward G. Atsinger III, as Trustee under that certain Declaration of Trust (Epperson Trust No. 1) dated as of April 1, 1997.

21.01	Subsidiaries of Salem Communications Corporation.

99.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 10.01.02

                                         SPLIT-DOLLAR INSURANCE AGREEMENT
                                        (SALEM COMMUNICATIONS CORPORATION)

THIS AGREEMENT (hereinafter the "AGREEMENT") is entered into effective as of April 2, 1997, by and between Salem
Communications Corporation, a California corporation (hereinafter the "CORPORATION"), Edward G. Atsinger, III, an individual (hereinafter the "EMPLOYEE"), and Eric H. Halvorson, as Trustee under that certain Declaration of
Trust (Atsinger Trust No. 1) dated as of April 1, 1997, by and between Edward G. Atsinger, III and Mona J.
Atsinger, as Trustors, and Eric H. Halvorson, as Trustee (hereinafter the "TRUSTEE").

                                                    WITNESSETH:
WHEREAS, EMPLOYEE wishes to provide life insurance protection for his family, under a life insurance policy
(hereinafter the "POLICY") insuring the lives of EMPLOYEE and EMPLOYEE'S spouse, MONA J. ATSINGER (hereinafter
EMPLOYEE and EMPLOYEE'S spouse are also referred to individually as an "INSURED" and collectively as the
"INSUREDS").  The initial POLICY is described in Exhibit A, attached hereto and by this reference made a part hereof; and
WHEREAS, the CORPORATION desires to assist EMPLOYEE with his life insurance program by entering into this
AGREEMENT with TRUSTEE; and
WHEREAS, the CORPORATION is willing to assist TRUSTEE in the payment of premiums on the POLICY which TRUSTEE proposes to purchase for the benefit of EMPLOYEE; in exchange for such premium assistance, TRUSTEE is willing to return to the CORPORATION the amount of the premiums advanced by the CORPORATION, on the terms and conditions hereinafter set forth; and
WHEREAS, TRUSTEE is the owner of the POLICY and, as such, possesses all incidents of ownership in and to the
POLICY; and
WHEREAS, the CORPORATION has no ownership or other rights in the POLICY, its right to repayment of the amounts due it by TRUSTEE hereunder being an unsecured obligation of TRUSTEE.
NOW, THEREFORE, in consideration of the premises, and the agreements hereinafter set forth, the CORPORATION and
TRUSTEE hereby agree as follows:

1.       Purchase of Policy.
                           (a)      TRUSTEE will contemporaneously purchase the initial POLICY from the insurer.
                           (b)      The parties hereto agree that they will take any further action which may be necessary to cause the POLICY to conform to the provisions of this AGREEMENT.  The parties hereto agree that the
POLICY shall be subject to the terms and conditions of this AGREEMENT and of the collateral assignment filed with the INSURER relating to the POLICY.
2.       Ownership of the POLICY.  TRUSTEE shall be the owner of the POLICY, and may exercise all ownership rights granted to the owner thereof by the terms of the POLICY.  Notwithstanding any other provision hereof, it is the express intention of the parties to reserve to TRUSTEE all rights in and to the POLICY granted to the owner thereof by the terms of the POLICY, including, but not limited to, the right to assign TRUSTEE'S interest in the POLICY, the right to change the beneficiary of the POLICY, the right to exercise settlement options, the right to borrow against the cash value of the POLICY, and the right to surrender or cancel the POLICY (in whole or in part).  The CORPORATION shall not have or exercise any right in or to the POLICY whether or not such right could, in any way, endanger, defeat or impair any of the rights of TRUSTEE in the POLICY.

3.       Payment of Premium.
                           (a)      Thirty (30) days prior to the due date of each premium under the POLICY, the
CORPORATION shall notify EMPLOYEE and TRUSTEE of the exact amount due from TRUSTEE hereunder, which shall be an amount equal to the annual cost of current life insurance protection on:  (i) the joint lives of the INSUREDS, measured by the lower of the U.S. Life Table 38 or the INSURER'S current published premium rate for annually renewable term insurance for standard risks with respect to policies on two lives, while both are alive and, in the case only one is living, (ii) measured by the lower of the PS 58 rate, set forth in Revenue Ruling 55-747 (or the corresponding applicable provision of any future Revenue Ruling), or the INSURER'S current published premium rate for annually renewable term insurance for standard risks with respect to policies on only one life.  Either
EMPLOYEE or TRUSTEE, on behalf of EMPLOYEE, shall pay such required contribution to the CORPORATION prior to the premium due date.  If neither EMPLOYEE nor TRUSTEE makes such timely payment, the CORPORATION, in its sole discretion, may elect to pay EMPLOYEE'S portion of the premium payment, which payment shall be recovered by the
CORPORATION as provided herein.
                           (b)      On or before the due date of the POLICY premium, or within the grace period provided therein, the CORPORATION shall pay the full amount of the premium to the INSURER, and shall, upon request, promptly furnish EMPLOYEE and TRUSTEE evidence of timely payment of such premium.  The CORPORATION shall
annually furnish EMPLOYEE a statement of the amount of income reportable by EMPLOYEE for federal and state income tax purposes, if any, as a result of the insurance protection provided to TRUSTEE as the beneficiary of the
POLICY.
                           (c)      All amounts paid by the CORPORATION toward the premiums on the POLICY, less any amounts paid by EMPLOYEE or TRUSTEE to the CORPORATION under this AGREEMENT, are hereinafter collectively referred to as the "AMOUNTS."
4.       Application of POLICY'S Dividends.  The POLICY'S dividends (if any) may, in the discretion of TRUSTEE, be applied to purchase paid up insurance additions or used to reduce the annual premium payments.  References in this AGREEMENT to "surrender proceeds" and "death benefits" shall be deemed to include the cash surrender value and death benefits provided by any such paid up additions.
5.       Repayment of the CORPORATION on Collection of Death Proceeds.  Upon the death of both INSUREDS under the
POLICY, TRUSTEE shall promptly take all action necessary to obtain the death benefits under the POLICY.  TRUSTEE shall have the obligation to pay to the CORPORATION a portion of the death benefit provided, if any, under the
POLICY equal to the AMOUNTS, or, if less, the life insurance proceeds then payable as a result of the INSUREDS'
deaths.  The death benefit provided under the POLICY, if any, shall be paid directly to TRUSTEE, in the manner and in the amounts provided by the beneficiary designation endorsed on the POLICY.  Within ten (10) days of receipt of the life insurance proceeds of the POLICY, TRUSTEE shall pay the CORPORATION the AMOUNTS, or, if less, the life insurance proceeds received as a result of the INSUREDS' deaths in full satisfaction of TRUSTEE'S obligation to the CORPORATION under this AGREEMENT.  Notwithstanding any provision hereof to the contrary, the payment due to the CORPORATION shall be and remain the unsecured obligation of TRUSTEE, as such, limited to the assets of the ATSINGER TRUST NO. 1, and not a personal obligation of TRUSTEE.
6.       Termination of the Agreement During the Lifetime of the INSUREDS and the Surviving INSURED.
                           (a)      This AGREEMENT shall terminate, during the lifetime of the INSUREDS and the surviving INSURED, without notice, upon the occurrence of any of the following events:  (i) total cessation of the CORPORATION'S business; or (ii) bankruptcy, receivership or dissolution of the CORPORATION.
                           (b)      In addition, TRUSTEE may terminate this AGREEMENT, while no premium under the
POLICY is overdue, by written notice to the other parties hereto.  Such termination shall be effective as of the date of such notice.

7.       Repayment of the Corporation on Termination of the AGREEMENT During the Lifetime of the INSUREDS and the
Surviving INSURED.  Within ninety (90) days of the date of termination of this AGREEMENT during the lifetime of the INSUREDS and the surviving INSURED, TRUSTEE shall either repay the AMOUNTS to the CORPORATION or, in the alternative, transfer TRUSTEE'S entire interest in the POLICY to the CORPORATION in full satisfaction of
TRUSTEE'S obligation to the CORPORATION under this AGREEMENT.  Notwithstanding any provision hereof to the contrary, the payment due to the CORPORATION shall be and remain the unsecured obligation of TRUSTEE.
8.       Surrender or Partial Surrender of Policy.  TRUSTEE shall have the sole right to surrender or cancel the
POLICY (in whole or in part), and the CORPORATION shall have no right to surrender or cancel the POLICY (in whole or in part) or to compel TRUSTEE to do so.  In the event of a total surrender or cancellation of the POLICY by
TRUSTEE, the CORPORATION shall be entitled to receive either the AMOUNTS or the surrender proceeds of the POLICY, if less than the AMOUNTS, in full satisfaction of all of TRUSTEE'S obligations to the CORPORATION under this
AGREEMENT.  In the event of a partial surrender or cancellation of the POLICY by TRUSTEE, CORPORATION shall be entitled to receive the surrender proceeds of the POLICY, to the extent of the AMOUNTS, which surrender proceeds shall be applied against the CORPORATION'S outstanding AMOUNTS.
9.       Unsecured Nature of TRUSTEE'S Obligation to Repay the CORPORATION.  Notwithstanding any provision hereof to the contrary, the obligation of TRUSTEE to repay the CORPORATION the AMOUNTS is an unsecured obligation of
TRUSTEE; neither the POLICY nor any other property or assets of TRUSTEE shall be security therefor.
10.      Insurer Not a Party.  The INSURER shall be fully discharged from all obligations under the POLICY by payment of the POLICY death benefits to the beneficiary or beneficiaries named in the POLICY, subject to the terms and conditions of the POLICY.  In no event shall the INSURER be considered a party to this AGREEMENT, or any modification or amendment hereof.  No provision of this AGREEMENT, nor of any modification or amendment hereof, shall in any way be construed as enlarging, changing, varying, or in any other way affecting the obligations of the INSURER as expressly provided in the POLICY.
11.      Amendment.  This AGREEMENT may not be amended, altered or modified, except by a written instrument signed by each of the parties hereto, or their respective successors or assigns, and may not be otherwise terminated except as provided herein.
12.      Binding Effect.  This AGREEMENT shall be binding upon and inure to the benefit of the CORPORATION and its successors and assigns,

and EMPLOYEE and TRUSTEE, and their respective successors, assigns, heirs, executors, administrators and beneficiaries.
13.      Notice.  All notices and other communications hereunder shall be in writing and shall be delivered personally or mailed postage prepaid by registered or certified mail (return receipt requested) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):
(a)      if to the CORPORATION:
                           Salem Communications Corporation
                           4880 Santa Rosa Road, Suite 300
                           Camarillo, CA  93012
(b)      if to EMPLOYEE:
                           Edward G. Atsinger, III
                           c/o Salem Communications Corporation
                           4880 Santa Rosa Road, Suite 300
                           Camarillo, CA  93012
(c)      if to TRUSTEE:
                           Eric H. Halvorson
                           c/o Salem Communications Corporation
                           4880 Santa Rosa Road, Suite 300
                           Camarillo, CA  93012
In the case of mailing, any notice shall be deemed given on the second business day following the date of such mailing.
14.      Governing Law.  This AGREEMENT, and the rights of the parties hereunder, shall be governed by and construed pursuant to the laws of the State of California.
15.      Intention to Establish Split-Dollar Arrangement.  It is the intention of all of the parties hereto that the arrangement established hereunder between the CORPORATION and TRUSTEE shall be considered a "split-dollar"
arrangement as such arrangement is defined and described in Internal Revenue Service Rev. Rul. 64-328.  In the
event, however, that this AGREEMENT shall not meet all of the requirements of such a "split-dollar" arrangement as so described, then the parties hereto agree that they shall amend this AGREEMENT so as to qualify the arrangement created hereunder as such a "split-dollar" arrangement.

IN WITNESS WHEREOF, the parties have executed this AGREEMENT in triplicate originals as of the day and year first above written.

“CORPORATION”

SALEM COMMUNICATIONS CORPORATION                        ATTEST:

By: /s/ EDWARD G. ATSINGER, III	/s/ ERIC HALVORSON

Edward G. Atsinger, III	Eric Halvorson
President	Secretary
Its Duly Authorized Officer

“TRUSTEE”

By: /s/ ERIC H. HALVORSON

Eric H. Halvorson
Trustee of the Atsinger Trust No. 1
U/D/T dated as of April 1, 1997

“EMPLOYEE”

By: /s/ EDWARD G. ATSINGER, III

Edward G. Atsinger, III

We consent to this AGREEMENT and the insurance covering our lives.

“INSUREDS”

By: /s/ EDWARD G. ATSINGER, III

Edward G. Atsinger, III

By: /s/ MONA J. ATSINGER

Mona J. Atsinger

Exhibit “A”

Life Insurance Policy

INITIAL POLICY:

         Security-Connecticut Life Insurance Company
         Survivorship Universal Life Policy No. SC1183459D

EXHIBIT 10.01.02

                                         SPLIT-DOLLAR INSURANCE AGREEMENT
                                        (SALEM COMMUNICATIONS CORPORATION)

                  THIS AGREEMENT (hereinafter the "AGREEMENT") is entered into effective as of April 2, 1997, by and between Salem Communications Corporation, a California corporation (hereinafter the "CORPORATION"), Stuart W.
Epperson, an individual (hereinafter the "EMPLOYEE"), and Edward G. Atsinger, III, as Trustee under that certain
Declaration of Trust (Epperson Trust No. 1) dated as of April 1, 1997, by and between Stuart W. Epperson and
Nancy K. Epperson, as Trustors, and Edward G. Atsinger, III, as Trustee (hereinafter the "TRUSTEE").

                                                    WITNESSETH:

                  WHEREAS, EMPLOYEE wishes to provide life insurance protection for his family, under a life insurance policy (hereinafter the "POLICY") insuring the lives of EMPLOYEE and EMPLOYEE'S spouse, NANCY K.
EPPERSON (hereinafter EMPLOYEE and EMPLOYEE'S spouse are also referred to individually as an "INSURED" and collectively as the "INSUREDS").  The initial POLICY is described in Exhibit A, attached hereto and by this reference made a part hereof; and

                  WHEREAS, the CORPORATION desires to assist EMPLOYEE with his life insurance program by entering into this AGREEMENT with TRUSTEE; and

                  WHEREAS, the CORPORATION is willing to assist TRUSTEE in the payment of premiums on the POLICY which TRUSTEE proposes to purchase for the benefit of EMPLOYEE; in exchange for such premium assistance, TRUSTEE is willing to return to the CORPORATION the amount of the premiums advanced by the CORPORATION, on the terms and conditions hereinafter set forth; and

                  WHEREAS, TRUSTEE is the owner of the POLICY and, as such, possesses all incidents of ownership in and to the POLICY; and

                  WHEREAS, the CORPORATION has no ownership or other rights in the POLICY, its right to repayment of the amounts due it by TRUSTEE hereunder being an unsecured obligation of TRUSTEE.

                  NOW, THEREFORE, in consideration of the premises, and the agreements hereinafter set forth, the
CORPORATION and TRUSTEE hereby agree as follows:

                  1.       Purchase of Policy.

                           (a)      TRUSTEE will contemporaneously purchase the initial POLICY from the insurer.

                           (b)      The parties hereto agree that they will take any further action which may be necessary to cause the POLICY to conform to the provisions of this AGREEMENT.  The parties hereto agree that the
POLICY shall be subject to the terms and conditions of this AGREEMENT and of the collateral assignment filed with the INSURER relating to the POLICY.

                  2.       Ownership of the POLICY.  TRUSTEE shall be the owner of the POLICY, and may exercise all ownership rights granted to the owner thereof by the terms of the POLICY.  Notwithstanding any other provision hereof, it is the express intention of the parties to reserve to TRUSTEE all rights in and to the
POLICY granted to the owner thereof by the terms of the POLICY, including, but not limited to, the right to assign TRUSTEE'S interest in the POLICY, the right to change the beneficiary of the POLICY, the right to exercise settlement options, the right to borrow against the cash value of the POLICY, and the right to surrender or cancel the POLICY (in whole or in part).  The CORPORATION shall not have or exercise any right in or to the
POLICY whether or not such right could, in any way, endanger, defeat or impair any of the rights of TRUSTEE in the POLICY.

                  3.       Payment of Premium.

                           (a)      Thirty (30) days prior to the due date of each premium under the POLICY, the
CORPORATION shall notify EMPLOYEE and TRUSTEE of the exact amount due from TRUSTEE hereunder, which shall be an amount equal to the annual cost of current life insurance protection on:  (i) the joint lives of the INSUREDS, measured by the lower of the U.S. Life Table 38 or the INSURER'S current published premium rate for annually renewable term insurance for standard risks with respect to policies on two lives, while both are alive and, in the case only one is living, (ii) measured by the lower of the PS 58 rate, set forth in Revenue Ruling 55-747 (or the corresponding applicable provision of any future Revenue Ruling), or the INSURER'S current published premium rate for annually renewable term insurance for standard risks with respect to policies on only one life.  Either
EMPLOYEE or TRUSTEE, on behalf of EMPLOYEE, shall pay such required contribution to the CORPORATION prior to the premium due date.  If neither EMPLOYEE nor TRUSTEE makes such timely payment, the CORPORATION, in its sole discretion, may elect to pay EMPLOYEE'S portion of the premium payment, which payment shall be recovered by the
CORPORATION as provided herein.

                           (b)      On or before the due date of the POLICY premium, or within the grace period provided therein, the CORPORATION shall pay the full amount of the premium to the INSURER, and shall, upon request, promptly furnish EMPLOYEE and TRUSTEE evidence of timely payment of such premium.  The CORPORATION shall
annually furnish EMPLOYEE a statement of the amount of income reportable by EMPLOYEE for federal and state income tax purposes, if any, as a result of the insurance protection provided to TRUSTEE as the beneficiary of the
POLICY.

                           (c)      All amounts paid by the CORPORATION toward the premiums on the POLICY, less any amounts paid by EMPLOYEE or TRUSTEE to the CORPORATION under this AGREEMENT, are hereinafter collectively referred to as the "AMOUNTS."

                  4.       Application of POLICY'S Dividends.  The POLICY'S dividends (if any) may, in the discretion of TRUSTEE, be applied to purchase paid up insurance additions or used to reduce the annual premium payments.  References in this AGREEMENT to "surrender proceeds" and "death benefits" shall be deemed to include the cash surrender value and death benefits provided by any such paid up additions.

                  5.       Repayment of the CORPORATION on Collection of Death Proceeds.  Upon the death of both
INSUREDS under the POLICY, TRUSTEE shall promptly take all action necessary to obtain the death benefits under the POLICY.  TRUSTEE shall have the obligation to pay to the CORPORATION a portion of the death benefit provided, if any, under the POLICY equal to the AMOUNTS, or, if less, the life insurance proceeds then payable as a result of the INSUREDS' deaths.  The death benefit provided under the POLICY, if any, shall be paid directly to TRUSTEE, in the manner and in the amounts provided by the beneficiary designation endorsed on the POLICY.  Within ten (10)
days of receipt of the life insurance proceeds of the POLICY, TRUSTEE shall pay the CORPORATION the AMOUNTS, or, if less, the life insurance proceeds received as a result of the INSUREDS' deaths in full satisfaction of
TRUSTEE'S obligation to the CORPORATION under this AGREEMENT.  Notwithstanding any provision hereof to the contrary, the payment due to the CORPORATION shall be and remain the unsecured obligation of TRUSTEE, as such, limited to the assets of the EPPERSON TRUST NO. 1, and not a personal obligation of TRUSTEE.

                  6.       Termination of the Agreement During the Lifetime of the INSUREDS and the Surviving
INSURED.

                           (a)      This AGREEMENT shall terminate, during the lifetime of the INSUREDS and the surviving INSURED, without notice, upon the occurrence of any of the following events:  (i) total cessation of the CORPORATION'S business; or (ii) bankruptcy, receivership or dissolution of the CORPORATION.

                           (b)      In addition, TRUSTEE may terminate this AGREEMENT, while no premium under the
POLICY is overdue, by written notice to the other parties hereto.  Such termination shall be effective as of the date of such notice.

                  7.       Repayment of the Corporation on Termination of the AGREEMENT During the Lifetime of
the INSUREDS and the Surviving INSURED.  Within ninety (90) days of the date of termination of this AGREEMENT during the lifetime of the INSUREDS and the surviving INSURED, TRUSTEE shall either repay the AMOUNTS to the
CORPORATION or, in the alternative, transfer TRUSTEE'S entire interest in the POLICY to the CORPORATION in full satisfaction of TRUSTEE'S obligation to the CORPORATION under this AGREEMENT.  Notwithstanding any provision hereof to the contrary, the payment due to the CORPORATION shall be and remain the unsecured obligation of
TRUSTEE.

                  8.       Surrender or Partial Surrender of Policy.  TRUSTEE shall have the sole right to surrender or cancel the POLICY (in whole or in part), and the CORPORATION shall have no right to surrender or cancel the POLICY (in whole or in part) or to compel TRUSTEE to do so.  In the event of a total surrender or cancellation of the POLICY by TRUSTEE, the CORPORATION shall be entitled to receive either the AMOUNTS or the surrender proceeds of the POLICY, if less than the AMOUNTS, in full satisfaction of all of TRUSTEE'S obligations to the CORPORATION under this AGREEMENT.  In the event of a partial surrender or cancellation of the POLICY by
TRUSTEE, CORPORATION shall be entitled to receive the surrender proceeds of the POLICY, to the extent of the
AMOUNTS, which surrender proceeds shall be applied against the CORPORATION'S outstanding AMOUNTS.

                  9.       Unsecured Nature of TRUSTEE'S Obligation to Repay the CORPORATION.  Notwithstanding
any provision hereof to the contrary, the obligation of TRUSTEE to repay the CORPORATION the AMOUNTS is an unsecured obligation of TRUSTEE; neither the POLICY nor any other property or assets of TRUSTEE shall be security therefor.

                  10.      Insurer Not a Party.  The INSURER shall be fully discharged from all obligations under the POLICY by payment of the POLICY death benefits to the beneficiary or beneficiaries named in the POLICY, subject to the terms and conditions of the POLICY.  In no event shall the INSURER be considered a party to this
AGREEMENT, or any modification or amendment hereof.  No provision of this AGREEMENT, nor of any modification or amendment hereof, shall in any way be construed as enlarging, changing, varying, or in any other way affecting the obligations of the INSURER as expressly provided in the POLICY.

                  11.      Amendment.  This AGREEMENT may not be amended, altered or modified, except by a written instrument signed by each of the parties hereto, or their respective successors or assigns, and may not be otherwise terminated except as provided herein.

                  12.      Binding Effect.  This AGREEMENT shall be binding upon and inure to the benefit of the
CORPORATION and its successors and assigns,

and EMPLOYEE and TRUSTEE, and their respective successors, assigns, heirs, executors, administrators and beneficiaries.

                  13.      Notice.  All notices and other communications hereunder shall be in writing and shall be delivered personally or mailed postage prepaid by registered or certified mail (return receipt requested) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

                  (a)      if to the CORPORATION:

                           Salem Communications Corporation
                           4880 Santa Rosa Road, Suite 300
                           Camarillo, CA  93012

                  (b)      if to EMPLOYEE:

                           Stuart W. Epperson
                           4880 Santa Rosa Road, Suite 300
                           Camarillo, CA  93012

                  (c)      if to TRUSTEE:

                           Edward G. Atsinger, III
                           4880 Santa Rosa Road, Suite 300
                           Camarillo, CA  93012

                  In the case of mailing, any notice shall be deemed given on the second business day following the date of such mailing.

                  14.      Governing Law.  This AGREEMENT, and the rights of the parties hereunder, shall be governed by and construed pursuant to the laws of the State of California.

                  15.      Intention to Establish Split-Dollar Arrangement.  It is the intention of all of the parties hereto that the arrangement established hereunder between the CORPORATION and TRUSTEE shall be considered a "split-dollar" arrangement as such arrangement is defined and described in Internal Revenue Service
Rev. Rul. 64-328.  In the event, however, that this AGREEMENT shall not meet all of the requirements of such a
"split-dollar" arrangement as so described, then the parties hereto agree that they shall amend this AGREEMENT so as to qualify the arrangement created hereunder as such a "split-dollar" arrangement.

                  IN WITNESS WHEREOF, the parties have executed this AGREEMENT in duplicate originals as of the day and year first above written.

“CORPORATION”

SALEM COMMUNICATIONS CORPORATION                        ATTEST:

By: /s/ EDWARD G. ATSINGER, III	/s/ ERIC HALVORSON

Edward G. Atsinger, III	Eric Halvorson
President	Secretary
Its Duly Authorized Officer

“TRUSTEE”

By: /s/ EDWARD G. ATSINGER, III

Edward G. Atsinger, III
Trustee of the Epperson Trust No. 1
U/D/T dated as of April 1, 1997

“EMPLOYEE”

By: /s/ STUART W. EPPERSON

Stuart W. Epperson

We consent to this AGREEMENT and the insurance covering our lives.

“INSUREDS”

By: /s/ STUART W. EPPERSON

Stuart W. Epperson

By: /s/ NANCY K. EPPERSON

Nancy K. Epperson

Exhibit “A”

Life Insurance Policy

INITIAL POLICY:

         Security-Connecticut Life Insurance Company
         Survivorship Universal Life Policy No. SC1184364X

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
Salem Satellite Media, LLC                                          Delaware
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

  the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2003
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

  the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2003
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.