Form 10-Q
period 2003-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2003-08-06
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

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

      As of July 31, 2003, there were 17,933,767 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,	June 30,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,325	$3,993
Restricted cash	107,661	–
Accounts receivable (less allowance for doubtful accounts of $7,803 in 2002 and $8,145 in 2003)	30,696	30,871
Other receivables	1,990	2,969
Prepaid expenses	1,647	1,389
Due from stockholders	223	167
Deferred income taxes	2,281	4,043

Total current assets	170,823	43,432
Property, plant and equipment, net	99,194	96,298
Broadcast licenses	363,203	363,608
Goodwill	12,108	11,129
Amortizable intangible assets, net of accumulated amortization of $19,757 in 2002 and $8,310 in 2003	5,197	5,031
Bond issue costs	7,854	6,009
Fair value of interest rate swap	7,790	7,316
Due from stockholders	82	–
Other assets	5,958	6,427

Total assets	$672,209	$539,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107	$245
Accrued expenses	3,492	4,470
Accrued compensation and related expenses	4,718	5,055
Accrued interest	10,103	7,375
Deferred revenue	1,317	1,234
Income taxes payable	612	32
Current portion of long-term debt and capital lease obligations	100,029	29

Total current liabilities	121,378	18,440
Long-term debt and capital lease obligations, less current portion	350,908	323,419
Deferred income taxes	26,447	25,567
Deferred revenue	738	3,469
Other liabilities	810	623

Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,930,417 and 17,933,767 shares at December 31, 2002 and June 30, 2003, respectively	179	179
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,968	148,018
Retained earnings	23,725	19,479

Total stockholders’ equity	171,928	167,732

Total liabilities and stockholders’ equity	$672,209	$539,250

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Gross broadcasting revenue	$43,618	$47,379	$82,588	$89,435
Less agency commissions	3,552	3,951	6,802	7,301

Net broadcasting revenue	40,066	43,428	75,786	82,134
Other media revenue	1,856	2,234	3,551	4,155

Total revenue	41,922	45,662	79,337	86,289
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $251 and $220 for the quarters ended June 30, 2002 and 2003, respectively, and $500 and $511 for the six months ended June 30, 2002 and 2003, respectively, paid to related parties)	26,888	27,505	51,573	53,843
Costs of denied tower site and license upgrade	–	–	–	2,202
Legal settlement	2,300	–	2,300	–
Other media operating expenses, exclusive of depreciation and amortization shown below	1,702	2,116	3,735	3,976
Corporate expenses, exclusive of depreciation and amortization shown below (including $48 and $31 for the quarters ended June 30, 2002 and 2003, respectively, and $112 and $181 for the six months ended June 30, 2002 and 2003, respectively, paid to related parties)	3,731	4,027	7,418	8,071
Depreciation and amortization (including $166 and $289 for the quarters ended June 30, 2002 and 2003, respectively, and $341 and $581 for the six months ended June 30, 2002 and 2003, respectively, for other media businesses)	2,905	3,070	5,757	6,095

Total operating expenses	37,526	36,718	70,783	74,187

Operating income	4,396	8,944	8,554	12,102
Other income (expense):
Interest income	22	17	62	171
Interest expense	(6,719)	(5,600)	(13,425)	(12,236)
Loss on early redemption of long-term debt	–	–	–	(6,440)
Loss on sale of assets	(225)	–	(451)	–
Other expense, net	(112)	(92)	(276)	(161)

Income (loss) before income taxes and discontinued operations	(2,638)	3,269	(5,536)	(6,564)
Provision (benefit) for income taxes	(979)	1,427	(2,096)	(2,318)

Income (loss) before discontinued operations	(1,659)	1,842	(3,440)	(4,246)
Income from discontinued operations, net of tax	31	–	13	–

Net income (loss)	$(1,628)	$1,842	$(3,427)	$(4,246)

Basic and diluted earnings (loss) per share before discontinued operations	$(0.07)	$0.08	$(0.15)	$(0.18)
Income from discontinued operations per share	–	–	–	–

Basic and diluted net earnings (loss) per share	$(0.07)	$0.08	$(0.15)	$(0.18)

Basic and diluted weighted average shares outstanding	23,469,604	23,573,321	23,463,884	23,484,817

Diluted weighted average shares outstanding	23,469,604	23,485,522	23,463,884	23,484,817

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2002	2003

OPERATING ACTIVITIES
Net loss	$(3,427)	$(4,246)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early retirement of debt	–	6,440
Cost of denied tower site and license upgrade	–	2,202
Discontinued operations	31	–
Depreciation and amortization	5,757	6,095
Amortization of bond issue costs and bank loan fees	626	769
Provision for bad debts	2,582	2,618
Deferred income taxes	(2,388)	(2,642)
Loss on sale of assets	451	–
Changes in operating assets and liabilities:
Accounts receivable	(4,296)	(2,793)
Prepaid expenses and other current assets	(93)	(665)
Accounts payable and accrued expenses	2,842	468
Deferred revenue	(248)	2,648
Other liabilities	222	(186)
Income taxes payable	(10)	(580)

Net cash provided by operating activities	2,049	10,128

INVESTING ACTIVITIES
Capital expenditures	(7,258)	(3,109)
Deposits on radio station acquisitions	(65)	–
Purchases of radio stations	(44,539)	(241)
Proceeds from sale of property, plant and equipment and intangible assets	6	–
Other assets	(873)	(1,732)

Net cash used in investing activities	(52,729)	(5,082)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	36,300	3,000
Payments of long-term debt and notes payable	(4,000)	(30,000)
Proceeds from exercise of stock options	544	50
Payments on capital lease obligations	(23)	(15)
Payments of costs related to bank credit facility and debt refinancing	(514)	(190)
Payments of bond issue costs	(178)	(223)

Net cash provided by (used in) financing activities	32,129	(27,378)

Net decrease in cash and cash equivalents	(18,551)	(22,332)
Cash and cash equivalents at beginning of period	23,921	26,325

Cash and cash equivalents at end of period	$5,370	$3,993

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,419	$15,656
Income taxes	134	945,725

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months and six months ended June 30, 2003 and 2002 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2. STOCK-BASED COMPENSATION

      The Company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123.”

      SFAS No. 123, and as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma income (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the three and six months ended June 30, 2003 and 2002 would have changed to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(Dollars in thousands, except per share data)

Net income (loss), as reported	$(1,628)	$1,842	$(3,427)	$(4,246)
Add: Stock-based compensation, as reported	–	–	–	–
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(612)	(196)	(882)	(708)

Pro forma net income (loss)	$(2,240)	$1,646	$(4,309)	$(4,954)

Income (loss) per share:
Basic and diluted income (loss) per share - as reported	$(0.07)	$0.08	$(0.15)	$(0.18)
Basic and diluted income (loss) per share - pro forma	$(0.10)	$0.07	$(0.18)	$(0.21)

NOTE 3. RECLASSIFICATIONS

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

NOTE 4. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      The company owns 11.1% of an entity holding a construction permit authorization for a new radio station in Sacramento, California. In March 2003, Salem entered into an agreement to acquire for $1.0 million the remaining 88.9% interest in such entity. This new station is under construction and is not yet operating.

      On April 28, 2003, the company entered into an agreement to acquire the assets of radio station WAMG-AM in Boston, Massachusetts, for $8.6 million. We anticipate this transaction to close in the second half of 2003.

      On May 1, 2003, the company entered into an agreement to acquire the assets of radio station KKCS-AM in Colorado Springs, Colorado, for $1.5 million. We anticipate this transaction to close in the second half of 2003.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 145

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In addition, SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases.” Salem adopted this statement on January 1, 2003 and its adoption resulted in the classification of any loss on early retirement of debt in other income and expense rather than as an extraordinary item under the prior rules.

      Statement of Financial Accounting Standards No. 148

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Salem adopted this statement and its adoption did not have a material impact on Salem’s financial position, results of operations or cash flows. As permitted under the statement, Salem continues to measure any expense related to stock options under the intrinsic value method and provides the required disclosures under the fair value method in Note 2.

NOTE 6. COSTS OF DENIED TOWER SITE AND LICENSE UPGRADE

      In April 2003, the San Diego County Board of Supervisors denied Salem’s motion to relocate its radio towers for radio station KCBQ–AM, San Diego, California. As a result of the denial, the company recorded a write-off of approximately $1.3 million in capitalized costs related to the project. Additionally, in May 2003, the Federal Communications Commission (“FCC”) denied Salem’s motion to increase the night-time coverage of radio station WGKA–AM, Atlanta, Georgia. As a result of the denial, the company recorded a write-off of approximately $0.9 million in capitalized costs related to the project. These write-offs were recorded in the quarter ended March 31, 2003 in Salem’s Statement of Operations as “Cost of denied tower site and license upgrade.”

NOTE 7. REDEMPTION OF $100.0 MILLION 9½% SENIOR SUBORDINATED NOTES DUE 2007

      On January 22, 2003, Salem redeemed its $100.0 million 9½% senior subordinated notes due 2007 (“9½% Notes”), representing all such notes then outstanding. The redemption resulted in a loss on early retirement of long-term debt of $6.4 million. Salem used the proceeds of its $100.0 million 7¾% senior subordinated notes due 2010 (“7¾% Notes”) issued in December 2002, and additional borrowings under Salem’s credit facility to redeem the 9½% Notes. The proceeds of the issuance of the 7¾% Notes were recorded on Salem’s balance sheet as “Restricted cash” at December 31, 2002.

NOTE 8. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2002

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Noncompetition agreements	$12,618	$(12,223)	$395
Customer lists and contracts	7,278	(4,405)	2,873
Favorable and assigned leases	1,800	(1,201)	599
Other amortizable intangible assets	3,258	(1,928)	1,330

	$24,954	$(19,757)	$5,197

	As of June 30, 2003

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Customer lists and contracts	$7,278	$(4,840)	$2,438
Favorable and assigned leases	1,800	(1,232)	568
Other amortizable intangible assets	4,263	(2,238)	2,025

	$13,341	$(8,310)	$5,031

      Based on the amortizable intangible assets as of June 30, 2003, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)

2003	$1,587
2004	1,527
2005	1,276
2006	728
2007	437

NOTE 9. BASIC AND DILUTED NET EARNINGS PER SHARE

      Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period plus the dilutive effects of outstanding stock options.

      Options to purchase 551,335 and 636,715 shares of Class A common stock were outstanding at June 30, 2002 and 2003, respectively. These options were excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

NOTE 10. DERIVATIVE INSTRUMENTS

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

      We had one interest rate swap agreement outstanding as of June 30, 2003, which is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. In addition, on July 27, 2003, we entered into an additional interest rate swap agreement. The counter party to these interest rate swap agreements are major financial institutions. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      At June 30, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $150.0 million 9% senior subordinated notes due 2011 (“9% Notes”). This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $7.3 million at June 30, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the six months ended June 30, 2003 was reduced by $1.5 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the six months ended June 30, 2003 and will be 4.21% for the six month period ended December 31, 2003.

      On July 27, 2003, we entered into a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. Changes in the fair value of the swap and the changes in the fair value of debt being hedged will be recorded as part of interest expense. The fair value of the swap agreement will be included with long-term assets, and the fair value of the debt hedged by the swap will be recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there will be no income statement effect relative to the change in the fair value of the swap agreement. The interest rate under the swap through December 31, 2003 will be 5.98%.

NOTE 11. CONTINGENCIES

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

NOTE 12. SEGMENT DATA

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The company has one reportable operating segment–radio broadcasting–which includes our talk and music formats and our various radio networks. The remaining non-reportable segments consist of the Salem Web Network (our Internet division) and CCM Communications, Inc. (“CCM”, our publishing business), which do not meet the reportable segment quantitative threshholds and accordingly are aggregated below as “other media.” Revenue and expenses earned and charged between segments are recorded at fair value.

      Management uses operating income before depreciation, amortization and unusual charges as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(Dollars in thousands)

Net revenue
Radio broadcasting	$40,066	$43,428	$75,786	$82,134
Other media	1,856	2,234	3,551	4,155

Consolidated net revenue	$41,922	$45,662	$79,337	$86,289

Operating expenses (excluding depreciation, amortization, legal settlement and costs of denied tower site and license upgrade)
Radio broadcasting	$26,888	$27,505	$51,573	$53,843
Other media	1,702	2,116	3,735	3,976
Corporate	3,731	4,027	7,418	8,071

Consolidated operating expenses (excluding depreciation, amortization, legal settlement and costs of denied tower site and license upgrade)	$32,321	$33,648	$62,726	$65,890

Operating income before depreciation, amortization, legal settlement and costs of denied tower site and license upgrade
Radio broadcasting	$13,178	$15,923	$24,213	$28,291
Other media	154	118	(184)	179
Corporate	(3,731)	(4,027)	(7,418)	(8,071)

Consolidated operating income before depreciation, amortization, legal settlement and costs of denied tower site and license upgrade	$9,601	$12,014	$16,611	$20,399

Depreciation expense
Radio broadcasting	$2,120	$2,368	$4,237	$4,695
Other media	102	127	214	258
Corporate	146	170	231	332

Consolidated depreciation expense	$2,368	$2,665	$4,682	$5,285

Amortization expense
Radio broadcasting	$473	$241	$947	$483
Other media	64	162	127	323
Corporate	–	2	1	4

Consolidated amortization expense	$537	$405	$1,075	$810

Operating income before costs of denied tower site and license upgrade
Radio broadcasting	$10,585	$13,314	$19,029	$23,113
Other media	(12)	(171)	(525)	(402)
Corporate	(3,877)	(4,199)	(7,650)	(8,407)

Consolidated operating income before costs of denied tower site and license upgrade	$6,696	$8,944	$10,854	$14,304

	December 31,	June 30,
	2002	2003

	(Dollars in thousands)

Total property, plant and equipment, net
Radio broadcasting	$94,594	$91,741
Other media	1,939	1,756
Corporate	2,661	2,801

Consolidated property, plant and equipment, net	$99,194	$96,298

Reconciliation of operating income before depreciation and amortization to income before income taxes and discontinued operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Operating income before depreciation, amortization, legal settlement and costs of denied tower site and license upgrade	$9,601	$12,014	$16,611	$20,399
Depreciation expense	(2,368)	(2,665)	(4,682)	(5,285)
Amortization expense	(537)	(405)	(1,075)	(810)
Legal settlement	(2,300)	–	(2,300)	–
Costs of denied tower site and license upgrade	–	–	–	(2,202)
Interest income	22	17	62	171
Loss on sale of assets	(225)	–	(451)	–
Interest expense	(6,719)	(5,600)	(13,425)	(12,236)
Loss on early redemption of long–term debt	–	–	–	(6,440)
Other expense, net	(112)	(92)	(276)	(161)

Income before income taxes and discontinued operations	$(2,638)	$3,269	$(5,536)	$(6,564)

NOTE 13. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of our wholly-owned subsidiary, Salem Communications Holding Corporation (“HoldCo”) as the issuer of the $150.0 million 9% Notes and $100.0 million 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. On April 1, 2003, the assets of OnePlace, LLC (“OnePlace”) were transferred to SCA License Corporation, a wholly-owned subsidiary of Salem Communications Acquisition Corporation (“AcqCo“). The financial position and results of operations for OnePlace are presented with CCM in “Other Media.”

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of June 30, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$47	$454	$120	$3,372	$–	$3,993
Accounts receivable	–	1,996	1,548	27,396	(69)	30,871
Other receivables	–	37	144	2,788	–	2,969
Prepaid expenses	–	(9)	77	1,298	23	1,389
Due from stockholders	–	–	–	167	–	167
Deferred income taxes	1,845	125	81	3,792	(1,800)	4,043

Total current assets	1,892	2,603	1,970	38,813	(1,846)	43,432
Property, plant, equipment and software, net	–	4,589	1,319	90,390	–	96,298
Broadcast licenses	–	93,602	–	270,006	–	363,608
Goodwill	–	8	5,010	6,111	–	11,129
Amortizable intangible assets, net	–	–	364	4,667	–	5,031
Bond issue costs	–	–	–	6,009	–	6,009
Fair value of interest rate swap	–	–	–	7,316	–	7,316
Intercompany receivables	254,820	–	(2,046)	107,578	(360,352)	–
Other assets	–	–	3,469	5,920	(2,962)	6,427

Total assets	$256,712	$100,802	$10,086	$536,810	$(365,160)	$539,250

Current liabilities:
Accounts payable	$–	$4	$(7)	$226	$22	$245
Accrued expenses	2	325	353	3,859	(69)	4,470
Accrued compensation and related expenses	2	217	238	4,598	–	5,055
Accrued interest	–	–	–	7,376	–	7,376
Deferred revenue	–	–	1,234	–	–	1,234
Income taxes payable	–	–	–	2,466	(2,434)	32
Current maturities of long-term debt	–	–	–	29	–	29

Total current liabilities	4	546	1,818	18,553	(2,481)	18,440
Intercompany payables	124,170	(962)	12,141	–	(135,349)	–
Long-term debt	–	–	–	323,419	–	323,419
Deferred income taxes	–	20,378	–	25,234	(20,045)	25,567
Deferred revenue	–	–	–	3,469	–	3,469
Other liabilities	–	–	(1)	624	–	623
Stockholders’ equity	132,538	80,840	(3,872)	165,511	(207,285)	167,732

Total liabilities and stockholders’ equity	$256,712	$100,802	$10,086	$536,810	$(365,160)	$539,250

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$–	$5,958	$–	$83,950	$(473)	$89,435
Less agency commissions	–	(416)	–	(6,885)	–	(7,301)

Net broadcasting revenue	–	5,542	–	77,065	(473)	82,134
Other media revenue	–	–	4,275	–	(120)	4,155

Total revenue	–	5,542	4,275	77,065	(593)	86,289
Operating expenses:
Broadcasting operating expenses	–	4,065	–	50,251	(473)	53,843
Costs of denied tower site and license upgrade	–	–	–	2,202	–	2,202
Other media operating expenses	–	–	4,347	(251)	(120)	3,976
Corporate expenses	–	–	–	8,071	–	8,071
Depreciation and amortization	–	219	344	5,532	–	6,095

Total operating expenses	–	4,284	4,691	65,805	(593)	74,187

Net operating income (loss)	–	1,258	(416)	11,260	–	12,102
Other income (expense):
Interest income	–	(2)	18	5,764	(5,609)	171
Interest expense	(5,248)	–	(361)	(12,236)	5,609	(12,236)
Loss on early redemption of long-term debt	–	–	–	(6,440)	–	(6,440)
Other expense, net	–	(1)	–	(160)	–	(161)

Income (loss) before income taxes	(5,248)	1,255	(759)	(1,812)	–	(6,564)
Provision (benefit) for income taxes	(1,845)	481	(96)	(634)	(224)	(2,318)

Net income (loss)	$(3,403)	$774	$(663)	$(1,178)	$224	$(4,246)

NOTE 14. SUBSEQUENT EVENTS

      On August 1, 2003, the company acquired the assets of radio stations WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM, Jacksonville, Florida, for $8.6 million.

      On July 27, 2003, we entered into an interest rate swap agreement with a notional principal amount of $24.0 million relating to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%, which will be 5.98% through December 31, 2003.

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

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family themes. Our core business is the ownership and operation of radio stations in large metropolitan markets. After completing our pending transactions, we will own and operate 92 radio stations, including 58 stations in 22 of the top 25 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. Management believes that we are the fifteenth largest radio broadcaster measured by net broadcasting revenue for the year ended December 31, 2002. We also own Salem Radio Network®, which we believe to be a leading developer, producer and syndicator of religious and family issues oriented talk, news and music programming (but not of general broadcast programming) with approximately 1,600 affiliated radio stations. In addition, we own complementary Internet and publishing businesses.

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

      In recent years, we have placed greater emphasis on the development of local advertising in all of our markets. We encourage our general managers and sales managers to increase advertising revenue. We can create additional advertising revenue in a variety of ways, such as removing block programming that generates marginal audience response, adjusting the start time of programs to add advertising in more desirable time slots and increasing advertising rates.

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

      In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2002, we sold 95% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

      The primary operating expenses incurred in the ownership and operation of our radio stations include employee salaries and commissions, and facility expenses, for example, rent and utilities. Beginning in 2000, in connection with the launch of our contemporary Christian music format in several markets, we incurred increased amounts for promotional expenses and music license fees. In addition to these expenses, our networks incur programming costs and lease expenses for satellite communication facilities. We also incur and expect to continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

      Salem Web Network, our Internet division, earns its revenue from sales of streaming services, sales of banner advertising and sponsorships on the Internet, and, to a lesser extent, sales of software and software support contracts. CCM, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our consolidated statements of operations.

SAME STATION DEFINITION

      In the following discussion of our results of operations, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a “same station” basis. With regard to fiscal quarters, we include in our same station comparisons the results of operations of radio stations and networks that we own or operate in the same format during that quarter, as well as the corresponding quarter of the prior year. Same station results for a full year are based on the sum of the same station results for the four quarters of that year.

RESULTS OF OPERATIONS

      We have reclassified our statements of operations data for all periods presented to reflect our sale on September 30, 2002 of the assets of radio station WYGY-FM, Cincinnati, Ohio, which has been accounted for as a discontinued operation. In addition, we have reclassified barter transactions to reflect increases to revenues and expenses as appropriate, eliminating the practice of reporting the net contribution of these transactions in our statements of operations.

Quarter ended June 30, 2003 compared to quarter ended June 30, 2002

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $3.3 million or 8.4% to $43.4 million for the quarter ended June 30, 2003 from $40.1 million for the same quarter of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000, an increase in program rates and the acquisitions of radio stations during 2002, partially offset by a decrease in network revenue due to the loss of affiliates as a result of increased network competition. On a same station basis, net revenue improved $3.1 million or 7.8% to $43.2 million for the quarter ended June 30, 2003 from $40.1 million for the same quarter of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000 and an increase in program rates, partially offset by a decrease in network revenue due to the loss of affiliates. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 52.4% for the quarter ended June 30, 2003 from 50.3% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 34.7% for the quarter ended June 30, 2003 from 35.0% for the same quarter of the prior year. This change in our revenue mix is primarily due to the launch of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.3 million or 20.4% to $2.2 million for the quarter ended June 30, 2003 from $1.9 million for the same quarter of the prior year. The increase is attributable primarily to additional revenues generated by Crosswalk.com, which was acquired in October 2002, partially offset by a decline in revenues at Salem Publishing.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $0.6 million or 2.3% to $27.5 million for the quarter ended June 30, 2003 from $26.9 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $0.5 million or 1.7% to $27.4 million for the quarter ended June 30, 2003 from $26.9 million for the same quarter of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period partially offset by the impact of cost containment initiatives initiated during the first quarter of 2003.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.4 million or 24.3% to $2.1 million for the quarter ended June 30, 2003 from $1.7 million for the same quarter in the prior year. The increase is attributable primarily to an increase in selling and editorial costs associated with the integration of Crosswalk.com, which was acquired in October 2002, offset by a reduction in costs associated with our publishing business, reduced audio streaming costs for our Internet business and reduced overhead costs.

      CORPORATE EXPENSES.       Corporate expenses increased $0.3 million or 7.9% to $4.0 million in the quarter ended June 30, 2003 from $3.7 million in the same quarter of the prior year, primarily due to an increase in overhead costs associated with the acquisitions of radio stations and an Internet business during 2002.

      LEGAL SETTLEMENT.       On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon us, as disclosed in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for the quarter ended March 31, 2002. On July 15, 2002, we reached a confidential settlement with GCI for $2.3 million. As a result of this settlement, we recorded a one-time charge of approximately $2.3 million in the second quarter of 2002.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.2 million or 5.7% to $3.1 million for the quarter ended June 30, 2003 from $2.9 million for the same quarter of the prior year. The increase is due principally to the depreciation and amortization associated with the acquisitions of radio stations and an Internet business during 2002.

      OTHER INCOME (EXPENSE).       Interest income of approximately $17,000 for the quarter ended June 30, 2003 is primarily from interest earned on excess cash. Interest expense decreased $1.1 million or 16.7% to $5.6 million for the quarter ended June 30, 2003 from $6.7 million for the same quarter of the prior year. The decrease is primarily due to savings of $0.7 million in interest related to our interest rate swap agreement entered into in April 2002 (see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK–Derivative Instruments,” below), and savings due to the refinancing of our 9½% Notes, offset by increased long-term debt related to our radio station acquisitions in 2002. Loss on sale of assets of $0.2 million for the quarter ended June 30, 2002 is primarily due to the disposition of certain property, plant and equipment and intangible assets. Other expense, net was $0.1 million for the quarters ended June 30, 2003 and 2002, and was related primarily to bank commitment fees associated with our credit facility.

      PROVISION (BENEFIT) FOR INCOME TAXES.       Provision (benefit) for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 37.8% for the quarter ended June 30, 2003 and (37.1%) for the same quarter of the prior year. For the quarters ended June 30, 2003 and 2002 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.      Income from discontinued operations was approximately $31,000 net of income taxes for the quarter ended June 30, 2002. Discontinued operations relate to the operations of WYGY-FM, Cincinnati, Ohio, which we sold on September 30, 2002 for $45.0 million.

      NET INCOME (LOSS).       We recognized net income of $1.8 million for the quarter ended June 30, 2003 as compared to a net loss of $1.6 million for the same quarter of the prior year.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $6.3 million or 8.4% to $82.1 million for the six months ended June 30, 2003 from $75.8 million for the same period of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000, an increase in program rates and the acquisitions of radio stations during 2002, partially offset by a decrease in network revenue due to the loss of affiliates. On a same station basis, net revenue improved $5.9 million or 7.8% to $81.7 million for the six months ended June 30, 2003 from $75.8 million for the same period of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000 and an increase in program rates, partially offset by a decrease in network revenue due to the loss of affiliates. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 50.9% for the six months ended June 30, 2003 from 49.1% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 36.3% for the six months ended June 30, 2003 from 36.7% for the same period of the prior year. This change in our revenue mix is primarily due to the launch of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.6 million or 17.0% to $4.2 million for the six months ended June 30, 2003 from $3.6 million for the same period of the prior year. The increase is attributable primarily to additional revenues generated by Crosswalk.com, which was acquired in October 2002, partially offset by a decline in revenues at Salem Publishing.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $2.2 million or 4.4% to $53.8 million for the six months ended June 30, 2003 from $51.6 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $2.0 million or 3.9% to $53.6 million for the six months ended June 30, 2003 from $51.6 million for the same period of the prior year. The increase is primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period, partially offset by the impact of cost containment initiatives initiated during the first quarter of 2003.

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

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.3 million or 6.5% to $4.0 million for the six months ended June 30, 2003 from $3.7 million for the same period in the prior year. The increase is attributable primarily to an increase in selling and editorial costs associated with the integration of Crosswalk.com, which was acquired in October 2002, offset by a reduction in costs associated with our publishing business, reduced audio streaming costs for our Internet business and reduced overhead costs.

      CORPORATE EXPENSES.       Corporate expenses increased $0.7 million or 8.8% to $8.1 million in the six months ended June 30, 2003 from $7.4 million in the same period of the prior year, primarily due to an increase in overhead costs associated with the acquisitions of radio stations and an Internet business during 2002.

      LEGAL SETTLEMENT.       On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon us, as disclosed in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for the quarter ended March 31, 2002. On July 15, 2002, we reached a confidential settlement with GCI for $2.3 million. As a result of this settlement, we recorded a one-time charge of approximately $2.3 million in the second quarter of 2002.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.3 million or 5.9% to $6.1 million for the six months ended June 30, 2003 from $5.8 million for the same period of the prior year. The increase is due principally to the depreciation and amortization associated with the acquisitions of radio stations and an Internet business during 2002.

      OTHER INCOME (EXPENSE).       Interest income of $0.2 million for the six months ended June 30, 2003 is primarily from interest earned on the cash which was held in a trust account that was used to redeem all of our 9½% Notes and from interest earned on excess cash. Interest expense decreased $1.2 million or 8.9% to $12.2 million for the six months ended June 30, 2003 from $13.4 million for the same period of the prior year. The decrease is primarily due to savings of $1.5 million in interest related to our interest rate swap agreement entered into in April 2002 (see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK–Derivative Instruments,” below), and savings due to the refinancing of our 9½% Notes, offset by increased long-term debt related to our radio station acquisitions in 2002. Additionally, as part of the refinancing of our 9½% Notes, both the 9½% Notes and the 7¾% Notes, issued on December 23, 2002, were outstanding until January 22, 2003, at which time the 9½% Notes were redeemed. Loss on early redemption of long-term debt of $6.4 million for the six months ended June 30, 2003 is the result of our early redemption of our 9½% Notes on January 22, 2003, whereby we paid a $4.8 million premium to redeem the 9½% Notes and wrote-off approximately $1.7 million of unamortized bond issuance costs related to the 9½% Notes (see “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–LIQUIDITY AND CAPITAL RESOURCES”). Loss on sale of assets of $0.5 million for the six months ended June 30, 2002 is primarily due to the disposition of certain property, plant and equipment. Other expense, net was $0.2 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively, and was related primarily to bank commitment fees associated with our credit facility.

      BENEFIT FOR INCOME TAXES.       Benefit for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 38.2% for the six months ended June 30, 2003 and 37.9% for the same period of the prior year. For the six month periods ended June 30, 2003 and 2002 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.      Income from discontinued operations was approximately $13,000 net of income taxes for the six months ended June 30, 2002. Discontinued operations relate to the operations of WYGY-FM, Cincinnati, Ohio, which we sold on September 30, 2002 for $45.0 million.

      NET INCOME (LOSS).       We recognized a net loss of $4.2 million for the six months ended June 30, 2003 as compared to a net loss of $3.4 million for the same period of the prior year.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income as net broadcasting revenue less broadcasting operating expenses.

      Station operating income is not a measure of performance calculated in accordance with GAAP; as a result it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the radio broadcasting industry to provide comparisons between broadcasting groups. Additionally, our management uses station operating income as one of our key measures of operating efficiency and profitability. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

      STATION OPERATING INCOME.

      Quarter ended June 30, 2003 compared to quarter ended June 30, 2002.       Station operating income increased $2.7 million or 20.8% to $15.9 million for the quarter ended June 30, 2003 from $13.2 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 36.7% for the quarter ended June 30, 2003 from 32.9% for the same quarter of the prior year. The percentage increase is primarily attributable to the effect of radio stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the launch of our contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $2.6 million or 20.2% to $15.8 million for the quarter ended June 30, 2003 from $13.2 million for the same quarter of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 36.7% for the quarter ended June 30, 2003 from 32.9% for the same quarter of the prior year.

      Six months ended June 30, 2003 compared to six months ended June 30, 2002.       Station operating income increased $4.1 million or 16.8% to $28.3 million for the six months ended June 30, 2003 from $24.2 million for the same period of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 34.4% for the six months ended June 30, 2003 from 31.9% for the same period of the prior year. The percentage increase is primarily attributable to the effect of radio stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the launch of our contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved and improved $3.9 million or 16.3% to $28.1 million for the six months ended June 30, 2003 from $24.2 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 34.4% for the six months ended June 30, 2003 from 31.9% for the same period of the prior year.

      The following table provides a reconciliation of station operating income (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three months and the six months ended June 30, 2002 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

	(Dollars in thousands)

Station operating income	$13,178	$15,923	$24,213	$28,291
Plus other media revenue	1,856	2,234	3,551	4,155
Less cost of denied tower site and license upgrade	–	–	–	(2,202)
Less other media operating expenses	(1,702)	(2,116)	(3,735)	(3,976)
Less legal settlement	(2,300)	–	(2,300)	–
Less depreciation and amortization	(2,905)	(3,070)	(5,757)	(6,095)
Less corporate expenses	(3,731)	(4,027)	(7,418)	(8,071)

Operating income	$4,396	$8,944	$8,554	$12,102

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

Accounting for acquisitions and upgrades of radio station and network assets

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

      From time to time we undertake projects to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs up to the point where the project is complete, at which point we transfer the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project's completion is contingent upon FCC approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC approval process. In the unlikely event the required approval is considered not probable, we write-off the capitalized costs of the project.

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

Intangible assets

      Under the FASB’s new rules (SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”), we no longer amortize goodwill and intangible assets deemed to have indefinite lives, and will perform annual impairment tests in accordance with the statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense is not recorded for our FCC licenses or our goodwill effective July 1, 2001 for assets acquired subsequent to June 30, 2001, and effective January 1, 2002 for all other assets. Other intangible assets will continue to be amortized over their useful lives.

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2002, based on our application of the impairment rules, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgements by our management. If conditions in the markets in which our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, we have recorded a valuation allowance of $1.4 million as of June 30, 2003 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews the company’s financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under the credit facility and operating cash flow. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and our senior subordinated notes from operating cash flow and borrowings under our credit facility. We believe that cash on hand, cash flow from operations and borrowings under the credit facility will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

      Cash. Cash and cash equivalents was $4.0 million at June 30, 2003. Working capital was $25.0 million at June 30, 2003. Cash and cash equivalents was $26.3 million at December 31, 2002. The decrease in cash and cash equivalents is due primarily to the use of $30.0 million to repay borrowings under our credit facility and $3.4 million for capital expenditures, partially offset by $3.1 million of additional borrowings under our credit facility and cash provided by operating activities.

      Net cash provided by operating activities increased to $10.1 million for the six months ended June 30, 2003 compared to $2.0 million in the same period of the prior year, primarily due to an increase in deferred revenue related to two long–term tower leases and improved accounts receivable collections, as well as a decrease in other receivables due to a payment received under our interest rate swap agreement.

      Net cash used in investing activities was $5.1 million for the six months ended June 30, 2003 compared to net cash used in investing activities of $52.7 million for the same period of the prior year. The decrease is due to no acquisition activity in the first six months of 2003 as compared to $44.5 million cash used to purchase the assets of three radio stations for the same period of the prior year and a decrease in capital expenditures of $4.1 million.

      Net cash used in financing activities was $27.4 million for the six months ended June 30, 2003 compared to net cash provided by financing activities of $32.1 million for the same period of the prior year. The difference is primarily due to increased repayments under our credit facility of $30.0 million for the six months ended June 30, 2003 as compared to $4.0 million for the same period in the prior year, partially offset by additional borrowings of $3.0 million under the credit facility for the six months ended June 30, 2003 as compared to $36.3 million for the same period in the prior year.

      Credit Facility. Our wholly-owned subsidiary, HoldCo, is the borrower under our credit facility. At June 30, 2003, $66.1 million was outstanding under the credit facility. The credit facility was amended as of March 28, 2003. The description of the credit facility as set forth below reflects the terms of the amendment. The borrowing capacity and aggregate commitments under the credit facility is $127.5 million at June 30, 2003, however the amount we can borrow is subject to certain restrictions as described below. The credit facility matures on June 30, 2007. On July 24, 2003 we received a consent from the lenders under our credit facility to allow us to acquire four radio stations in Jacksonville, Florida for approximately $8.5 million, which acquisition closed on August 1, 2003.

      Amounts outstanding under the credit facility bear interest at a base rate, at HoldCo’s option, of the bank’s prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.5%, and the LIBOR spread ranges from 0.875% to 2.75%. At June 30, 2003, the blended interest rate on amounts outstanding under the credit facility was 4.10%.

      The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of our consolidated existing total adjusted debt to pro forma twelve-month cash flow (the “Total Adjusted Funded Debt to Cash Flow Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or $30.0 million and the cash flow from such stations will not be considered in the calculation of the ratio. The maximum Total Adjusted Funded Debt to Cash Flow Ratio allowed under the credit facility was 7.00 to 1 as of December 31, 2002. In March 2003, we amended our credit facility to, among other things, extend the existing Total Adjusted Funded Debt to Cash Flow Ratio through September 29, 2003 to not less than 7.00 to 1.00, and to revise the minimum interest coverage ratio. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 4.25 to 1 through June 2007. The Total Adjusted Funded Debt to Cash Flow Ratio under the credit facility at June 30, 2003, on a pro forma basis, was 6.69 to 1, resulting in a borrowing availability of approximately $15.7 million.

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

      As of June 30, 2003, management believes we were in compliance with all of the covenants under the terms of the credit facility. Additionally, we are in the process of negotiating a new credit facility.

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

      As of June 30, 2003, management believes we were in compliance with all of the covenants under the indenture for the 9% Notes.

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

      As of June 30, 2003, management believes we were in compliance with all of the covenants under the indenture for the 7¾% Notes.

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31,	June 30,

	2002	2003

	(Dollars in thousands)

Revolving line of credit with banks	$93,050	$66,050
9½% senior subordinated notes due 2007	100,000	–
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011	150,000	150,000
Fair value in excess of book value of debt hedged with interest rate swap	7,790	7,316
Capital leases and other loans	97	82

	450,937	323,448
Less current portion	100,029	29

	$350,908	$323,419

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

      We had one interest rate swap agreement outstanding as of June 30, 2003, which is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. In addition, on July 27, 2003, we entered into an additional interest rate swap agreement. The counter party to these interest rate swap agreements are major financial institutions. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      At June 30, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $150.0 million 9% senior subordinated notes due 2011 (“9% Notes”). This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $7.3 million at June 30, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the six months ended June 30, 2003 was reduced by $1.5 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the six months ended June 30, 2003 and will be 4.21% for the six month period ended December 31, 2003.

      On July 27, 2003, we entered into a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. Changes in the fair value of the swap and the changes in the fair value of debt being hedged will be recorded as part of interest expense. The fair value of the swap agreement will be included with long-term assets, and the fair value of the debt hedged by the swap will be recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there will be no income statement effect relative to the change in the fair value of the swap agreement. The interest rate under the swap through December 31, 2003 will be 5.98%.

      At June 30, 2003 and 2002, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

      At June 30, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. The interest rate swap agreement is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt hedged by the swap, based on current market rates, were each $7.3 million at June 30, 2003. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Changes in the fair value of the swap and the changes in the fair value of the debt being hedged are recorded as part of interest expense. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the six months ended June 30, 2003 was reduced by $1.5 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the six months ended June 30, 2003 and will be 4.21% for the six month period ended December 31, 2003. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      On July 27, 2003, we entered into a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. Changes in the fair value of the swap and the changes in the fair value of debt being hedged will be recorded as part of interest expense. The fair value of the swap agreement will be included with long-term assets, and the fair value of the debt hedged by the swap will be recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there will be no income statement effect relative to the change in the fair value of the swap agreement. The interest rate under the swap through December 31, 2003 will be 5.98%.

MARKET RISK

      In addition to the interest rate swap agreement discussed above under “Derivative Instruments,” borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. At June 30, 2003, we had borrowed $66.1 million under the credit facility. As of June 30, 2003, we could borrow up to an additional $15.7 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the credit facility, the prime rate spread ranges from 0% to 1.875%, and the LIBOR spread ranges from 0.875% to 3.25%. At June 30, 2003, the blended interest rate on amounts outstanding under the credit facility was 4.10%. At June 30, 2003, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.7 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $250.0 million (relating to the 9% Notes and the 7¾% Notes) as of June 30, 2003, with an aggregate fair value of $264.9 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on our debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the 9% Notes and 7¾% Notes to approximately $250.6 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the 9% Notes and 7¾% Notes to approximately $280.4 million.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the company’s periodic filings with the Securities and Exchange Commission.

      There were no significant changes in the company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation. Since there were no significant deficiencies or material weaknesses in the company’s internal controls, the company did not take any corrective actions.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company held on June 11, 2003, the following matters were submitted to a vote of stockholders:

A.      Election of the following nominees as directors of the company:

1.	Stuart W. Epperson was elected by a vote of	69,060,794	for, with	1,677,783	withheld;
2.	Edward G. Atsinger III was elected by a vote of	69,220,915	for, with	1,517,662	withheld;
3.	Eric H. Halvorson was elected by a vote of	70,067,067	for, with	671,510	withheld;
4.	Roland S. Hinz was elected by a vote of	70,232,484	for, with	506,093	withheld;
5.	Donald P. Hodel was elected by a vote of	14,695,524	for, with	506,093	withheld;
6.	Richard A. Riddle was elected by a vote of	70,232,684	for, with	505,893	withheld;
7.	David Davenport was elected by a vote of	14,695,524	for, with	506,093	withheld; and
8.	Paul Pressler was elected by a vote of	70,367,184	for, with	371,393	withheld.

B.      To increase by 600,000 the number of shares of Class A common stock reserved for issuance under the company's 1999 Stock Incentive Plan:

                  68,974,468 for, with 1,763,909 against and 200 abstaining.

C.      To reapprove the 1999 Stock Incentive Plan:

                  70,548,942 for, with 188,935 against and 700 abstaining.

D.      To ratify the selection of Ernst & Young, LLP as the Company's independent auditors:

                  70,714,007 for, with 24,370 against and 200 abstaining.

      The total number of shares of Class A common stock outstanding as of April 18, 2003, the record date for the Annual Meeting, was 17,930,417, the total number of shares of Class B common stock outstanding as of that date was 5,553,696. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (1)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (1)
3.03	Certificate of Incorporation of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.01). (2)
3.04	Bylaws of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.02). (2)
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.03). (2)
3.06	Bylaws of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.04). (2)
3.07	Certificate of Incorporation of SCA License Corporation (incorporated by reference to previously filed exhibit 2.05). (2)
3.08	Bylaws of SCA License Corporation (incorporated by reference to previously filed exhibit 2.06). (2)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9½% Series A and Series B Senior Subordinated Notes due 2007. (3)
4.02	Form of 9½% Senior Subordinated Note (filed as part of exhibit 4.01). (3)
4.03	Form of Note Guarantee (filed as part of exhibit 4.01). (3)
4.04	Specimen of Class A common stock certificate. (4)
4.05	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (4)
4.06	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)
4.07	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (5)
4.08	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)

4.09	Fourth Amended and Restated Credit Agreement dated as of June 15, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank as Documentation Agent, Union Bank of California, N.A. and The Bank of Nova Scotia, as Co-agents and lenders. (6)
4.10	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (6)
4.11	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 27, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto (incorporated by reference to previously filed exhibit 4.12). (7)
4.12	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 30, 2002, by and among Salem Communications Holding Corporation, a Delaware corporation, The Bank of New York, as administrative agent, the other agents party thereto, and the Lenders party thereto (incorporated by reference to previously filed exhibit 4.13). (8)
4.13	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 16, 2002, by and among Salem Holding, The Bank of New York, in its individual capacity and as administrative agent for the lenders thereunder, and the lenders party thereto (incorporated by reference to previously filed exhibit 10.1). (9)
4.14	Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 28, 2003, by and among Salem Holding, The Bank of New York, in its individual capacity and as administrative agent for the lenders thereunder, and the lenders party thereto (incorporated by reference to previously filed exhibit 4.24). (10)
4.15	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (6)
4.16	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.15).
4.17	Form of Note Guarantee (filed as part of exhibit 4.15). (6)
4.18	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (6)
4.19	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated (incorporated by reference to previously filed exhibit 4.1). (9)
4.20	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.19). (9)
4.21	Form of Note Guarantee (filed as part of exhibit 4.19). (9)
4.22	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.23	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.24	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.25	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.26	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.

10.01.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Edward G. Atsinger III (incorporated by reference to previously filed exhibit 10.01.02). (6)
10.01.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Edward G. Atsinger III and Eric H. Halvorson, as Trustee under that certain Declaration of Trust (Atsinger Trust No. 1) dated as of April 1, 1997.
10.02.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Stuart W. Epperson (incorporated by reference to previously filed exhibit 10.02.01). (16)
10.02.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Stuart W. Epperson and Edward G. Atsinger III, as Trustee under that certain Declaration of Trust (Epperson Trust No. 1) dated as of April 1, 1997.
10.03	Consulting Agreement dated July 1, 2001, between Salem and Eric H. Halvorson (incorporated by reference to previously filed exhibit 10.03.06). (7)
10.04	Employment Agreement, dated September 15, 2000, between Salem Communications Holding Corporation and David A.R. Evans (incorporated by reference to previously filed exhibit 10.04.01). (12)
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (3)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (3)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (3)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (3)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004. (3)
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (3)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (3)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (3)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (13)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (3)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (3)
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (13)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (3)
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (3)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (3)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005. (3)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006. (3)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (14)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (14)

10.06	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH). (15)
10.07.01	Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.01). (3)
10.07.02	Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.02). (3)
10.07.03	Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.03). (3)
10.08	1999 Stock Incentive Plan (incorporated by reference to previously filed exhibit 10.10). (4)
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)
21.01	Subsidiaries of Salem Communications Corporation.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.
(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2001.
(11)	Incorporated by reference to the exhibit of the same number, unless otherwise noted of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.
(12)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001.
(13)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(14)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(15)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.
(16)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002.

(b) REPORTS ON FORM 8-K

      The company filed a current report on Form 8-K dated May 5, 2003 reporting the issuance of a press release of even date on the financial results of the March 31, 2003 fiscal quarter.

      The company filed a current report on Form 8-K dated June 2, 2003 reporting its participation at the Bear Stearns 12th Annual Global Credit Conference and Deutsche Bank 11th Anuual Media Conference. In addition, the company reported the issuance of a press release of even date regarding an update to its projected results of operations for the fiscal quarter ending June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
August 5, 2003
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
(Principal Executive Officer)
August 5, 2003
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

4.24	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.
4.25	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.
4.26	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.
21.01	Subsidiaries of Salem Communications Corporation.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 4.26

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                                   CONSENT NO. 2

         CONSENT NO. 2 (this  “Consent”),  dated as of July 23, 2003,  under the Fourth Amended and Restated Credit
Agreement,  dated  as of June  15,  2001,  by and  among  SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a  Delaware
corporation (the  “Borrower”),  THE BANK OF NEW YORK, as administrative  agent for the Lenders  thereunder (in such capacity,  the “Administrative  Agent”),  the other agents party thereto, and the Lenders party thereto, as amended by Amendment No. 1, dated as of December 27, 2001,  Amendment  No. 2, dated as of April 30, 2002,  Amendment No. 3, dated as of December 13, 2002,  Amendment No. 4, dated as of March 28, 2003,  and Amendment No. 5, dated as of June
12, 2003 (as so amended, the “Credit Agreement”).

                                                          RECITALS

         A.       Except as otherwise  provided herein,  capitalized terms used herein which are not defined herein shall have the meanings set forth in the Credit Agreement.

         B.       The Borrower has requested  that the  Administrative  Agent and the Required  Lenders  consent to the items set forth herein upon the terms and conditions  contained herein,  and the  Administrative  Agent and the
Required Lenders are willing to do so.

         Accordingly,  in consideration of the covenants,  conditions and agreements hereinafter set forth, and for other good and valuable consideration,  the receipt and adequacy of which are hereby acknowledged,  and pursuant to
Section 11.1 of the Credit Agreement, the parties hereto agree as follows:

Notwithstanding  the  provisions  of Section  8.3 of the  Credit  Agreement,  provided  that no Default or Event of
Default exists or would exist  immediately  before or after giving effect  thereto,  the  Administrative  Agent and
Required  Lenders (i) consent to the  consummation  on or before  December  31,  2003 of the  acquisition  by Caron
Broadcasting,  Inc. of WBGB-FM, WZNZ-AM, WJGR-AM and WZAZ-AM,  Jacksonville Florida, for an amount not in excess of
$9,200,000 and (ii) agree that the Borrower shall not be required to deliver the pro forma  compliance  certificate with respect thereto otherwise required by such Section.

Paragraph  1 of this  Consent  shall not become  effective  until the  Administrative  Agent  shall  have  received counterparts  of this Consent duly executed by the  Borrower,  the  Guarantors,  the  Administrative  Agent and the
Required Lenders.

The Borrower  hereby agrees to pay all fees required to be paid in connection  with this Consent at the time and in the amounts required pursuant to that certain fee letter,  dated July 11, 2003, from the  Administrative  Agent and
BNY Capital Markets, Inc. to, and accepted by, the Borrower.

In all other respects the Credit Agreement and other Loan Documents shall remain in full force and effect.

In order to induce the  Administrative  Agent and the  Required  Lenders to execute and deliver this  Consent,  the
Borrower and the Guarantors  each (a) certifies that,  immediately  before and after giving effect to this Consent, all  representations  and  warranties  contained  in the Loan  Documents  to which it is a party  shall be true and correct in all respects with the same effect as though such  representations  and  warranties  had been made on the date  hereof,  except as the context  otherwise  requires or as  otherwise  permitted  by the Loan  Documents,  (b)
certifies that,  immediately  before and after giving effect to this Consent,  no Default or Event of Default shall exist under the Loan Documents,  as amended,  and (c) agrees to pay all of the reasonable fees and disbursements of counsel to the  Administrative  Agent incurred in connection with the preparation,  negotiation and closing of this
Consent.

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

This Consent may be executed in any number of separate  counterparts  and all of said  counterparts  taken together shall be  deemed  to  constitute  one and the same  document.  It shall not be  necessary  in making  proof of this
Consent to produce or account for more than one counterpart signed by the party to be charged.

This Consent shall be governed by, and construed and  interpreted in accordance  with, the laws of the State of New
York, without regard to principles of conflict of laws.

          The parties have caused this Consent to be duly executed as of the date first written above.

                                                  [signature pages follow]

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                                   CONSENT NO. 2
                                   FOURTH AMENDED AND RESTATED CREDIT AGREEMENT

SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ JONATHAN L. BLOCK

Name:	Jonathan L. Block
Title:	Vice President and Secretary
CONSENTED TO:

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
NI ACQUISITION CORPORATION
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

CONSENTED TO:

INSPIRATION MEDIA OF PENNSYLVANIA, LP

By: Salem Radio Operations-Pennsylvania, Inc.,
     its General Partner

By:	/s/ JONATHAN L. BLOCK

Name:	Jonathan L. Block
Title:	Vice President and Secretary
INSPIRATION MEDIA OF TEXAS, LLC
SALEM MEDIA OF ILLINOIS, LLC
SALEM MEDIA OF NEW YORK, LLC
SALEM RADIO OPERATIONS, LLC
SALEM SATELLITE MEDIA, LLC

AS TO EACH OF THE FOREGOING

By: Salem Media Corporation, as Manager

By:	/s/ JONATHAN L. BLOCK

Name:	Jonathan L. Block
Title:	Vice President and Secretary
ONEPLACE, LLC
SCA-PALO ALTO, LLC

AS TO EACH OF THE FOREGOING

By: SCA License Corporation

By:	/s/ JONATHAN L. BLOCK

Name:	Jonathan L. Block
Title:	Vice President and Secretary

                                            THE BANK OF NEW YORK,
                                            in its individual capacity
                                            and as Administrative Agent

By:	/s/ STEPHEN M. NETTLER

Name:	Stephen M. Nettler
Title:	Vice President

                                           FLEET NATIONAL BANK

By:	/s/ SRBUI SEFERIAN

Name:	Srbui Seferian
Title:	Vice President

                                           UNION BANK OF CALIFORNIA, N.A.

By:	/s/ MATTHEW H. FLEMING

Name:	Matthew H. Fleming
Title:	Vice President

                                           THE BANK OF NOVA SCOTIA

By:	/s/ IAN A. HODGART

Name:	Ian A. Hodgart
Title:	Authorized Signatory

                                           FIRST HAWAIIAN BANK

By:	/s/

Name:
Title:

                                           ING CAPITAL LLC

By:	/s/ WILLIAM C. JAMES

Name:	William C. James
Title:	Managing Director

                                            DEUTSCHE BANK TRUST COMPANY AMERICAS

By:	/s/

Name:
Title:

                                           JPMORGAN CHASE BANK

By:	/s/ DAVID M. MALLETT

Name:	David M. Mallett
Title:	Vice President

                                            SUNTRUST BANK

By:	/s/ THOMAS C. KING, JR.

Name:	Thomas C. King, Jr.
Title:	Director

EXHIBIT 4.24

                                                         2

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
                                                 NI ACQUISITION CORPORATION
                                                   ONEPLACE, LLC
                                        PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                                 RADIO 1210, INC.
                                           REACH SATELLITE NETWORK, INC.
                                   SALEM COMMUNICATIONS ACQUISITION CORPORATION
                                              SALEM MEDIA CORPORATION
                                           SALEM MEDIA OF COLORADO, INC.
                                           SALEM MEDIA OF GEORGIA, INC.
                                            SALEM MEDIA OF HAWAII, INC.
                                           SALEM MEDIA OF ILLINOIS, LLC
                                           SALEM MEDIA OF KENTUCKY, INC.
                                           SALEM MEDIA OF NEW YORK, LLC
                                             SALEM MEDIA OF OHIO, INC.
                                            SALEM MEDIA OF OREGON, INC.
                                         SALEM MEDIA OF PENNSYLVANIA, INC.
                                            SALEM MEDIA OF TEXAS, INC.
                                           SALEM MEDIA OF VIRGINIA, INC.
                                             SALEM MUSIC NETWORK, INC.
                                         SALEM RADIO NETWORK INCORPORATED
                                            SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS – PENNSYLVANIA, INC.
                                           SALEM RADIO PROPERTIES, INC.
                                         SALEM RADIO REPRESENTATIVES, INC.
                                            SALEM SATELLITE MEDIA, LLC
                                              SCA LICENSE CORPORATION
                                                SCA-PALO ALTO, LLC
                                          SOUTH TEXAS BROADCASTING, INC.
                                              SRN NEWS NETWORK, INC.
                                             VISTA BROADCASTING, INC.,
                                                  as Guarantors,
                                                        and

                                         THE BANK OF NEW YORK, as Trustee
                                                 _________________

                                           SUPPLEMENTAL INDENTURE NO. 2

                                             Dated as of June 12, 2003

                                                        to

                                                     INDENTURE

                                           Dated as of December 23, 2002

         THIS  SUPPLEMENTAL  INDENTURE NO. 2, dated as of June 12, 2003 (this  "Supplemental  Indenture No. 2"), is hereby  entered  into  by and  among  SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a  Delaware  corporation,  (the
"Issuer"),  the guarantors  listed on the signature pages hereto  (collectively,  the "Guarantors") and THE BANK OF
NEW YORK, a New York banking corporation, as indenture trustee (the "Trustee").

                                                     RECITALS

         WHEREAS,  the Issuer, the guarantors named therein and the Trustee have previously  executed and delivered an Indenture,  dated as of December 23, 2002 (the "Indenture",  as amended by Supplemental  Indenture No. 1 thereto dated December 23, 2002 and by this  Supplemental  Indenture No. 2, the  "Supplemented  Indenture"),  providing for the issuance of 7¾% Senior  Subordinated  Notes due 2010 (the  "Securities")  in the aggregate  principal amount of
$100,000,000;

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

         WHEREAS,  NI Acquisition  Corporation is a California  corporation and a wholly-owned  subsidiary of Salem
Communications  Holding  Corporation,  a Guarantor,  and Salem Satellite Media, LLC is a Delaware limited liability company  and a  wholly-owned  subsidiary  of Salem  Media  Corporation,  a  Guarantor;  and it is  desired  that NI
Acquisition  Corporation and Salem Satellite Media,  LLC each become a Guarantor under the Supplemented  Indenture;
and

         WHEREAS,  in  accordance  with Section 9.03 of the  Indenture,  the Issuer has delivered to the Trustee an
Officers' Certificate and an Opinion of Counsel,  each stating that this Supplemental  Indenture No. 2 is permitted by the  Indenture  and that all  conditions  precedent  provided in the  Indenture  relating  to this  Supplemental
Indenture No. 2 have been complied with.

         NOW, THEREFORE, each party hereto agrees as follows for the benefit of the other party:

                                                     ARTICLE I
                                  RELATION TO SUPPLEMENTED INDENTURE; DEFINITIONS

         SECTION 1.01.     This  Supplemental  Indenture  No. 2 constitutes  an integral  part of the  Supplemented
Indenture.

         SECTION 1.02.     For all purposes of this  Supplemental  Indenture No. 2,  capitalized  terms used herein without definition shall have the meanings specified in the Indenture.

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

                                                    ARTICLE III
                                                   MISCELLANEOUS

         SECTION 3.01.     This  Supplemental  Indenture No. 2 shall be construed in connection  with and as a part of the Supplemented Indenture.

         SECTION 3.02.     The  headings  herein are for  convenience  only and shall not  affect the  construction thereof.

         SECTION 3.03.     All covenants and  agreements in this  Supplemental  Indenture  No. 2 by the  Guarantors shall bind their respective  successors and assigns,  whether so expressed or not. All agreements of the Trustee in this Supplemental Indenture No. 2 shall bind its successors, co-indenture trustees, if any, and agents.

         SECTION 3.04.     In case any provision in this  Supplemental  Indenture  No. 2 shall be invalid,  illegal or unenforceable,  the validity,  legality and  enforceability of the remaining  provisions shall not in any way be affected or impaired thereby.

         SECTION 3.05.     THIS  SUPPLEMENTAL  INDENTURE  NO. 2 SHALL BE CONSTRUED IN  ACCORDANCE  WITH THE LAWS OF
THE STATE OF NEW YORK,  WITHOUT  REFERENCE TO ITS  CONFLICTS OF LAW  PROVISIONS,  AND THE  OBLIGATIONS,  RIGHTS AND
REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

         SECTION 3.06.     This  Supplemental  Indenture No. 2 may be executed in any number of counterparts,  each of which so executed shall be deemed to be an original,  but all such  counterparts  shall together  constitute but one and the same instrument.

         SECTION 3.07.     The  Trustee  makes  no  representation  as to  the  validity  or  sufficiency  of  this
Supplemental  Indenture  No. 2. The  recitals  and  statements  herein  are  deemed to be those of the  Issuer  and
Guarantors and not of the Trustee.

         IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 2 to be duly executed by their respective officers hereunto duly authorized, as of the day and year first above written.

                                                          SALEM COMMUNICATIONS
                                                          HOLDING CORPORATION,
                                                          a Delaware corporation, as Issuer

Attest:   /s/ JONATHAN L. BLOCK                           By:          /s/ DAVID A.R. EVANS
          ---------------------                                        --------------------
         Jonathan L. Block                                Name:        David A.R. Evans
Title:   Secretary                                        Title:       Senior Vice President and
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
                                    NI ACQUISITION CORPORATION
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
                                    SALEM MUSIC NETWORK, INC.
                                    SALEM RADIO NETWORK INCORPORATED
                                    SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS-PENNSYLVANIA, INC.
                                    SALEM RADIO PROPERTIES, INC.
                                    SALEM RADIO REPRESENTATIVES, INC.
                                    SALEM SATELLITE MEDIA, LLC
                                    SCA LICENSE CORPORATION
                                    SCA-PALO ALTO, LLC
                                    SOUTH TEXAS BROADCASTING, INC.
                                    SRN NEWS NETWORK, INC.
                                    VISTA BROADCASTING, INC.
                                       as Guarantors

Attest:  /s/ JONATHAN L. BLOCK                            By:          /s/ DAVID A.R. EVANS
         ---------------------                                         --------------------
         Jonathan L. Block                                Name:        David A.R. Evans
Title:   Secretary                                        Title:       Senior Vice President and
                                                                       Chief Financial Officer

                                                          THE BANK OF NEW YORK,
                                                          a New York banking corporation, as Trustee

                                                          By  :        /s/ STACEY POINDEXTER
                                                                       ---------------------
                                                          Name:        Stacey Poindexter
Title:   Assistant Treasurer

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
                                                 NI ACQUISITION CORPORATION
                                                   ONEPLACE, LLC
                                        PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                                 RADIO 1210, INC.
                                           REACH SATELLITE NETWORK, INC.
                                   SALEM COMMUNICATIONS ACQUISITION CORPORATION
                                              SALEM MEDIA CORPORATION
                                           SALEM MEDIA OF COLORADO, INC.
                                           SALEM MEDIA OF GEORGIA, INC.
                                            SALEM MEDIA OF HAWAII, INC.
                                           SALEM MEDIA OF ILLINOIS, LLC
                                           SALEM MEDIA OF KENTUCKY, INC.
                                           SALEM MEDIA OF NEW YORK, LLC
                                             SALEM MEDIA OF OHIO, INC.
                                            SALEM MEDIA OF OREGON, INC.
                                         SALEM MEDIA OF PENNSYLVANIA, INC.
                                            SALEM MEDIA OF TEXAS, INC.
                                           SALEM MEDIA OF VIRGINIA, INC.
                                             SALEM MUSIC NETWORK, INC.
                                         SALEM RADIO NETWORK INCORPORATED
                                            SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS – PENNSYLVANIA, INC.
                                           SALEM RADIO PROPERTIES, INC.
                                         SALEM RADIO REPRESENTATIVES, INC.
                                            SALEM SATELLITE MEDIA, LLC
                                              SCA LICENSE CORPORATION
                                                SCA-PALO ALTO, LLC
                                          SOUTH TEXAS BROADCASTING, INC.
                                              SRN NEWS NETWORK, INC.
                                             VISTA BROADCASTING, INC.,
                                                  as Guarantors,
                                                        and

                                         THE BANK OF NEW YORK, as Trustee
                                                 _________________

                                           SUPPLEMENTAL INDENTURE NO. 2

                                             Dated as of June 12, 2003

                                                        to

                                                     INDENTURE

                                             Dated as of June 25, 2001

         THIS  SUPPLEMENTAL  INDENTURE NO. 2, dated as of June 12, 2003 (this  "Supplemental  Indenture No. 2"), is hereby  entered  into  by and  among  SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a  Delaware  corporation,  (the
"Issuer"),  the guarantors  listed on the signature pages hereto  (collectively,  the "Guarantors") and THE BANK OF
NEW YORK, a New York banking corporation, as indenture trustee (the "Trustee").

                                                     RECITALS

         WHEREAS,  the Issuer, the guarantors named therein and the Trustee have previously  executed and delivered an  Indenture,  dated as of June 25, 2001 (the  "Indenture",  as amended by  Supplemental  Indenture  No. 1 thereto dated December 16, 2001 and by this  Supplemental  Indenture No. 2, the  "Supplemented  Indenture"),  providing for the issuance of 9% Senior  Subordinated  Notes due 2011 (the  "Securities")  in the aggregate  principal  amount of
$150,000,000 ;

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

         WHEREAS,  NI Acquisition  Corporation is a California  corporation and a wholly-owned  subsidiary of Salem
Communications  Holding  Corporation,  a Guarantor,  and Salem Satellite Media, LLC is a Delaware limited liability company  and a  wholly-owned  subsidiary  of Salem  Media  Corporation,  a  Guarantor;  and it is  desired  that NI
Acquisition  Corporation and Salem Satellite Media,  LLC each become a Guarantor under the Supplemented  Indenture;
and

         WHEREAS,  in  accordance  with Section 9.03 of the  Indenture,  the Issuer has delivered to the Trustee an
Officers' Certificate and an Opinion of Counsel,  each stating that this Supplemental  Indenture No. 2 is permitted by the  Indenture  and that all  conditions  precedent  provided in the  Indenture  relating  to this  Supplemental
Indenture No. 2 have been complied with.

         NOW, THEREFORE, each party hereto agrees as follows for the benefit of the other party:

                                                     ARTICLE I
                                  RELATION TO SUPPLEMENTED INDENTURE; DEFINITIONS

         SECTION 1.01.     This  Supplemental  Indenture  No. 2 constitutes  an integral  part of the  Supplemented
Indenture.

         SECTION 1.02.     For all purposes of this  Supplemental  Indenture No. 2,  capitalized  terms used herein without definition shall have the meanings specified in the Indenture.

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

                                                    ARTICLE III
                                                   MISCELLANEOUS

         SECTION 3.01.     This  Supplemental  Indenture No. 2 shall be construed in connection  with and as a part of the Supplemented Indenture.

         SECTION 3.02.     The  headings  herein are for  convenience  only and shall not  affect the  construction thereof.

         SECTION 3.03.     All covenants  and  agreements in this  Supplemental  Indenture No. 2 by the  Guarantors shall bind their respective  successors and assigns,  whether so expressed or not. All agreements of the Trustee in this Supplemental Indenture No. 2 shall bind its successors, co-indenture trustees, if any, and agents.

         SECTION 3.04.     In case any provision in this  Supplemental  Indenture  No. 2 shall be invalid,  illegal or unenforceable,  the validity,  legality and  enforceability of the remaining  provisions shall not in any way be affected or impaired thereby.

         SECTION 3.05.     THIS  SUPPLEMENTAL  INDENTURE  NO. 2 SHALL BE CONSTRUED IN  ACCORDANCE  WITH THE LAWS OF
THE STATE OF NEW YORK,  WITHOUT  REFERENCE TO ITS  CONFLICTS OF LAW  PROVISIONS,  AND THE  OBLIGATIONS,  RIGHTS AND
REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

         SECTION 3.06.     This  Supplemental  Indenture No. 2 may be executed in any number of counterparts,  each of which so executed shall be deemed to be an original,  but all such  counterparts  shall together  constitute but one and the same instrument.

         SECTION 3.07.     The  Trustee  makes  no  representation  as to  the  validity  or  sufficiency  of  this
Supplemental  Indenture  No. 2. The  recitals  and  statements  herein  are  deemed to be those of the  Issuer  and
Guarantors and not of the Trustee.

         IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 2 to be duly executed by their respective officers hereunto duly authorized, as of the day and year first above written.

                                                          SALEM COMMUNICATIONS
                                                          HOLDING CORPORATION,
                                                          a Delaware corporation, as Issuer

Attest:  /s/ JONATHAN L. BLOCK                            By:          /s/ DAVID A.R. EVANS
         ---------------------                                         --------------------
         Jonathan L. Block                                Name:        David A.R. Evans
Title:   Secretary                                        Title:       Senior Vice President and
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
                                    NI ACQUISITION CORPORATION
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
                                    SALEM MUSIC NETWORK, INC.
                                    SALEM RADIO NETWORK INCORPORATED
                                    SALEM RADIO OPERATIONS, LLC
                                    SALEM RADIO OPERATIONS-PENNSYLVANIA, INC.
                                    SALEM RADIO PROPERTIES, INC.
                                    SALEM RADIO REPRESENTATIVES, INC.
                                    SALEM SATELLITE MEDIA, LLC
                                    SCA LICENSE CORPORATION
                                    SCA-PALO ALTO, LLC
                                    SOUTH TEXAS BROADCASTING, INC.
                                    SRN NEWS NETWORK, INC.
                                    VISTA BROADCASTING, INC.
                                       as Guarantors

Attest:  /s/ JONATHAN L. BLOCK                            By:          /s/ DAVID A.R. EVANS
         ---------------------                                         --------------------
         Jonathan L. Block                                Name:        David A.R. Evans
Title:   Secretary                                        Title:       Senior Vice President and
                                                                       Chief Financial Officer

                                                          THE BANK OF NEW YORK,
                                                          a New York banking corporation, as Trustee

                                                          By:          /s/ STACEY POINDEXTER
                                                                       ---------------------
                                                          Name:        Stacey Poindexter
                                                          Title:       Assistant Treasurer

                                                  EXHIBIT 21.01
                                 SUBSIDIARIES OF SALEM COMMUNICATIONS CORPORATION

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
NI Acquisition Corp.                                                California
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
Salem Media of Texas, Inc.                                          Texas
Salem Media of Virginia, Inc.                                       Virginia
Salem Music Network, Inc.                                           Texas
Salem Radio Network Incorporated                                    Delaware
Salem Radio Operations, LLC                                         Delaware
Salem Radio Properties, Inc.                                        Delaware
Salem Radio Representatives, Inc.                                   Texas
Salem Satellite Media, LLC                                          Delaware
SCA License Corporation                                             Delaware
SCA-Palo Alto, LLC                                                  Delaware
South Texas Broadcasting, Inc.                                      Texas
SRN News Network, Inc.                                              Texas
Vista Broadcasting, Inc.                                            California

EXHIBIT 31.1

Certification of Chief Executive Officer

I, Edward G. Atsinger III, certify that:

1.		I have reviewed this report on Form 10-Q of Salem Communications Corporation;

2.		Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.		Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.		The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.		The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 5, 2003

By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 31.2

Certification of Chief Financial Officer

I, David A.R. Evans, certify that:

1.		I have reviewed this report on Form 10-Q of Salem Communications Corporation;

2.		Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.		Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.		The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.		The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 5, 2003

By: /s/ DAVID A.R. EVANS

David A.R. Evans
Chief Financial Officer

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.1

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

  the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 5, 2003
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

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

  the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 5, 2003
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.