Form 10-Q
period 2003-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2003-11-06
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [   ]

      As of October 30, 2003, there were 17,941,017 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

SALEM COMMUNICATIONS CORPORATION
INDEX

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD–LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	September 30,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,325	$5,476
Restricted cash	107,661	—
Accounts receivable (less allowance for doubtful accounts of $7,803 in 2002 and $8,680 in 2003)	30,696	31,170
Other receivables	1,990	1,798
Prepaid expenses	1,647	2,121
Due from stockholders	223	125
Deferred income taxes	2,281	4,083

Total current assets	170,823	44,773
Property, plant and equipment, net	99,194	97,272
Broadcast licenses	363,203	371,421
Goodwill	11,129	11,129
Amortizable intangible assets, net of accumulated amortization of $19,757 in 2002 and $4,366 in 2003	6,176	4,643
Bond issue costs	7,854	5,819
Fair value of interest rate swap	7,790	6,762
Due from stockholders	82	—
Other assets	5,958	7,875

Total assets	$672,209	$549,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107	$277
Accrued expenses	3,492	5,682
Accrued compensation and related expenses	4,718	5,055
Accrued interest	10,103	5,703
Deferred revenue	1,317	1,161
Income taxes payable	612	—
Current portion of long-term debt and capital lease obligations	100,029	19

Total current liabilities	121,378	17,897
Long-term debt and capital lease obligations, less current portion	343,118	325,054
Fair value in excess of book value of debt hedged with interest rate swap	7,790	6,439
Deferred income taxes	26,447	26,693
Deferred revenue	738	3,471
Fair value of interest rate swap	–	323
Other liabilities	810	595

Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,930,417 and 17,936,017 shares at December 31, 2002 and September 30, 2003, respectively	179	179
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,968	148,052
Retained earnings	23,725	20,935

Total stockholders’ equity	171,928	169,222

Total liabilities and stockholders’ equity	$672,209	$549,694

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Gross broadcasting revenue	$43,420	$46,542	$126,008	$135,977
Less agency commissions	3,574	3,967	10,376	11,268

Net broadcasting revenue	39,846	42,575	115,632	124,709
Other media revenue	2,035	1,887	5,586	6,042

Total revenue	41,881	44,462	121,218	130,751
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $297 and $372 for the quarters ended September 30, 2002 and 2003, respectively, and $797 and $903 for the nine months ended September 30, 2002 and 2003, respectively, paid to related parties)	25,864	27,183	77,437	81,026
Costs of denied tower site and license upgrade	—	—	—	2,202
Other media operating expenses, exclusive of depreciation and amortization shown below	1,878	1,964	5,613	5,940
Legal settlement	—	—	2,300	—
Corporate expenses, exclusive of depreciation and amortization shown below (including $71 and $27 for the quarters ended September 30, 2002 and 2003, respectively, and $182 and $208 for the nine months ended September 30, 2002 and 2003, respectively, paid to related parties)	3,882	3,992	11,300	12,063
Cost of terminated offering	—	651	—	651
Depreciation and amortization (including $167 and $288 for the quarters ended September 30, 2002 and 2003, respectively, and $508 and $869 for the nine months ended September 30, 2002 and 2003, respectively, for other media businesses)	2,843	3,084	8,600	9,179

Total operating expenses	34,467	36,874	105,250	111,061

Operating income	7,414	7,588	15,968	19,690
Other income (expense):
Interest income	52	24	114	195
Interest expense	(6,868)	(5,470)	(20,293)	(17,706)
Loss on early redemption of long-term debt	—	—	—	(6,440)
Gain (loss) on sale of assets	(97)	263	(548)	263
Other expense, net	(122)	(129)	(398)	(290)

Income (loss) before income taxes and discontinued operations	379	2,276	(5,157)	(4,288)
Provision (benefit) for income taxes	131	820	(1,965)	(1,498)

Income (loss) before discontinued operations	248	1,456	(3,192)	(2,790)
Income from discontinued operations, net of tax (including gain on sale of $17,848 net taxes of $10,040 for the quarter and nine months ended September 30, 2002)	17,858	—	17,871	—

Net income (loss)	$18,106	$1,456	$14,679	$(2,790)

Basic earnings (loss) per share before discontinued operations	$0.01	$0.06	$(0.14)	$(0.12)
Income from discontinued operations per share	0.76	—	0.77	—

Basic earnings (loss) per share	0.77	0.06	0.63	(0.12)

Diluted earnings (loss) per share before discontinued operations	$0.01	$0.06	$(0.14)	$(0.12)
Income from discontinued operations per share	0.76	—	0.77	—

Diluted earnings (loss) per share	0.77	0.06	0.62	(0.12)

Basic weighted average shares outstanding	23,483,663	23,488,463	23,470,477	23,486,033

Diluted weighted average shares outstanding	23,564,626	23,583,244	23,573,149	23,486,033

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2003

OPERATING ACTIVITIES
Net income (loss)	$14,679	$(2,790)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early retirement of debt	—	6,440
Costs of denied tower site and license upgrade	—	2,202
Cost of terminated offering	—	651
Gain on sale of discontinued operations, net of tax	(17,848)	—
Depreciation and amortization	8,600	9,179
Amortization of bond issue costs and bank loan fees	1,197	1,158
Provision for bad debts	3,623	4,065
Deferred income taxes	(1,995)	(1,556)
Gain on sale of assets	548	(262)
Changes in operating assets and liabilities:
Accounts receivable	(6,259)	(4,539)
Prepaid expenses and other current assets	(267)	(183)
Accounts payable and accrued expenses	3,235	(470)
Deferred revenue	(46)	2,577
Other liabilities	69	(214)
Income taxes payable	90	(612)

Net cash provided by operating activities	5,626	15,646

INVESTING ACTIVITIES
Capital expenditures	(11,192)	(6,429)
Deposits on radio station acquisitions	(700)	(1,275)
Purchases of radio stations	(45,751)	(8,741)
Proceeds from sale of property, plant and equipment and intangible assets	44,420	400
Other assets	(298)	(602)

Net cash used in investing activities	(13,521)	(16,647)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	40,550	15,400
Payments of long-term debt and notes payable	(4,000)	(33,450)
Proceeds from exercise of stock options	544	83
Payments on capital lease obligations	(35)	(24)
Payments of costs related to bank credit facility and debt refinancing	(751)	(1,493)
Payments of bond issue costs	(186)	(364)

Net cash provided by (used in) financing activities	36,122	(19,848)

Net increase (decrease) in cash and cash equivalents	28,227	(20,849)
Cash and cash equivalents at beginning of period	23,921	26,325

Cash and cash equivalents at end of period	$52,148	$5,476

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,994	$23,420
Income taxes	200	463

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months and nine months ended September 30, 2003 and 2002 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

      Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

      The company accounts for its employee stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the company's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma income (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the three and nine months ended September 30, 2003 and 2002 would have changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(Dollars in thousands, except per share data)

Net income (loss), as reported	$18,106	$1,456	$14,679	$(2,790)
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(253)	(292)	(1,154)	(1,075)

Pro forma net income (loss)	$17,853	$1,164	$13,525	$(3,865)

Income (loss) per share:
Basic income (loss) per share - as reported	$0.77	$0.06	$0.63	$(0.12)
Basic income (loss) per share - pro forma	0.76	0.05	0.58	(0.16)

Diluted income (loss) per share - as reported	$0.77	$0.06	$0.62	$(0.12)
Diluted income (loss) per share - pro forma	0.76	0.05	0.57	(0.16)

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

NOTE 4. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      We purchased the assets (principally intangibles) of the following radio stations during the nine months ended September 30, 2003:

			Allocated
			Purchase	Format
Acquisition Date	Station(s)	Market Served	Price	Changed

			(Dollars in thousands)
August 1, 2003	WBGB-FM, WZAZ-AM, WJGR-AM, WZNZ-AM	Jacksonville, FL	$8,693	No

			$8,693

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 145

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In addition, SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases.” Salem adopted this statement on January 1, 2003 and its adoption resulted in the classification of any loss on early retirement of debt in other income and expense rather than as an extraordinary item under the prior rules.

      Statement of Financial Accounting Standards No. 148

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Salem adopted this statement and its adoption did not have a material impact on Salem’s financial position, results of operations or cash flows. As permitted under the statement, Salem continues to measure any expense related to stock options under the intrinsic value method and provides the required disclosures under the fair value method in Note 2.

      Financial Interpretation No. 46

      In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. In October 2003, the FASB announced that it has deferred the effective date of FIN 46 until the fourth quarter of 2003. Salem is currently performing a review of its investments and arrangements to determine the impact of this pronouncement.

NOTE 6. COSTS OF DENIED TOWER SITE AND LICENSE UPGRADE

      In April 2003, the San Diego County Board of Supervisors denied Salem’s motion to relocate its radio towers for radio station KCBQ–AM, San Diego, California. As a result of the denial, the company recorded a write-off of approximately $1.3 million in capitalized costs related to the project. Additionally, in May 2003, the Federal Communications Commission (“FCC”) denied Salem’s motion to increase the night-time coverage of radio station WGKA–AM, Atlanta, Georgia. As a result of the denial, the company recorded a write-off of approximately $0.9 million in capitalized costs related to the project. These write-offs were recorded in the quarter ended March 31, 2003 in Salem’s Statement of Operations as “Costs of denied tower site and license upgrade.”

NOTE 7. TERMINATED OFFERING COSTS

      Salem recorded a charge of $0.7 million during the third quarter of 2003 related to the costs incurred with respect to a contemplated debt offering that was terminated during the third quarter of 2003. The charge is reported in Salem’s Statement of Operations as “Cost of terminated offering.”

NOTE 8. REDEMPTION OF $100.0 MILLION 9½% SENIOR SUBORDINATED NOTES DUE 2007

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

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2002

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Noncompetition agreements	$12,618	$(12,223)	$395
Customer lists and contracts	7,278	(4,405)	2,873
Favorable and assigned leases	1,800	(1,201)	599
Other amortizable intangible assets	4,237	(1,928)	2,309

	$25,933	$(19,757)	$6,176

	As of September 30, 2003

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Customer lists and contracts	$4,249	$(2,028)	$2,221
Favorable and assigned leases	1,459	(907)	552
Other amortizable intangible assets	3,302	(1,432)	1,870

	$9,010	$(4,367)	$4,643

      Based on the amortizable intangible assets as of September 30, 2003, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)

2004	$1,528
2005	1,276
2006	728
2007	437
2008	64

NOTE 10. BASIC AND DILUTED NET EARNINGS PER SHARE

      Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period plus the dilutive effects of outstanding stock options.

      Options to purchase 566,460 and 763,165 shares of Class A common stock were outstanding at September 30, 2002 and 2003, respectively. Diluted weighted average shares outstanding excludes outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded due to their antidilutive effect. For periods in which the company has a net loss, all options are excluded due to their antidilutive effect.

NOTE 11. DERIVATIVE INSTRUMENTS

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

      We had two interest rate swap agreements outstanding as of September 30, 2003, which are used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter party to these interest rate swap agreements are major financial institutions. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      At September 30, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $150.0 million 9% senior subordinated notes due 2011 (“9% Notes”). This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $6.8 million at September 30, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2003 was reduced by $2.3 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the six months ended June 30, 2003 and is 4.21% for the six month period ended December 31, 2003.

      On July 27, 2003, we entered into a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated negative fair value of this swap agreement and the excess of book value over the change in fair value of the debt hedged by the swap, based on current market rates, were each $0.3 million at September 30, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2003 was reduced by $0.2 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which is 5.98% for the six month period ended December 31, 2003.

NOTE 12. CONTINGENCIES

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

NOTE 13. SEGMENT DATA

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The company has one reportable operating segment—radio broadcasting—which includes our talk and music formats and our various radio networks. The remaining non-reportable segments consist of the Salem Web Network (our Internet division) and Salem Publishing, Inc., our publishing business, which do not meet the reportable segment quantitative threshholds and accordingly are aggregated below as “other media.” Revenue and expenses earned and charged between segments are recorded at fair value.

      Management uses operating income before depreciation, amortization and unusual charges as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(Dollars in thousands)

Net revenue
Radio broadcasting	$39,846	$42,575	$115,632	$124,709
Other media	2,035	1,887	5,586	6,042

Consolidated net revenue	$41,881	$44,462	$121,218	$130,751

Operating expenses (excluding depreciation, amortization, legal settlement, costs of denied tower site and license upgrade and cost of terminated offering)
Radio broadcasting	$25,864	$27,183	$77,437	$81,026
Other media	1,878	1,964	5,613	5,940
Corporate	3,882	3,992	11,300	12,063

Consolidated operating expenses (excluding depreciation, amortization, legal settlement, costs of denied tower site and license upgrade and cost of terminated offering)	$31,624	$33,139	$94,350	$99,029

Operating income before depreciation, amortization, legal settlement, costs of denied tower site and license upgrade and cost of terminated offering
Radio broadcasting	$13,982	$15,392	$38,195	$43,683
Other media	157	(77)	(27)	102
Corporate	(3,882)	(3,992)	(11,300)	(12,063)

Consolidated operating income before depreciation, amortization, legal settlement, costs of denied tower site and license upgrade and cost of terminated offering	$10,257	$11,323	$26,868	$31,722

Depreciation expense
Radio broadcasting	$2,128	$2,380	$6,365	$7,075
Other media	105	128	319	386
Corporate	149	187	380	519

Consolidated depreciation expense	$2,382	$2,695	$7,064	$7,980

Amortization expense
Radio broadcasting	$398	$226	$1,345	$709
Other media	62	160	189	483
Corporate	1	3	2	7

Consolidated amortization expense	$461	$389	$1,536	$1,199

Operating income before costs of denied tower site and license upgrade and cost of terminated offering
Radio broadcasting	$11,456	$12,786	$30,485	$35,899
Other media	(10)	(365)	(535)	(767)
Corporate	(4,032)	(4,182)	(11,682)	(12,589)

Consolidated operating income before costs of denied tower site and license upgrade and cost of terminated offering	$7,414	$8,239	$18,268	$22,543

	December 31,	September 30,
	2002	2003

	(Dollars in thousands)

Total property, plant and equipment, net
Radio broadcasting	$94,594	$92,914
Other media	1,939	1,648
Corporate	2,661	2,710

Consolidated property, plant and equipment, net	$99,194	$97,272

Reconciliation of operating income before depreciation and amortization to income before income taxes and discontinued operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Operating income before depreciation, amortization, legal settlement, costs of denied tower site and license upgrade and cost of terminated offering	$10,257	$11,323	$26,868	$31,722
Depreciation expense	(2,382)	(2,695)	(7,064)	(7,980)
Amortization expense	(461)	(389)	(1,536)	(1,199)
Legal settlement	—	—	(2,300)	—
Costs of denied tower site and license upgrade	—	—	—	(2,202)
Cost of terminated offering	—	(651)	—	(651)
Interest income	52	24	114	195
Gain (loss) on sale of assets	(97)	263	(548)	263
Interest expense	(6,868)	(5,470)	(20,293)	(17,706)
Loss on early redemption of long-term debt	—	—	—	(6,440)
Other expense, net	(122)	(129)	(398)	(290)

Income (loss) before income taxes and discontinued operations	$379	$2,276	$(5,157)	$(4,288)

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of our wholly-owned subsidiary, Salem Communications Holding Corporation (“HoldCo”) as the issuer of the $150.0 million 9% Notes and $100.0 million 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. On April 1, 2003, the assets of OnePlace, LLC (“OnePlace”) were transferred to SCA License Corporation, a wholly-owned subsidiary of Salem Communications Acquisition Corporation (“AcqCo”). The financial position and results of operations for OnePlace are presented with Salem Publishing in “Other Media.”

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of September 30, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$—	$841	$190	$4,445	$—	$5,476
Accounts receivable	—	2,017	1,276	28,039	(162)	31,170
Other receivables	—	37	123	1,638	—	1,798
Prepaid expenses	—	(19)	109	2,031	—	2,121
Due from stockholders	—	—	—	125	—	125
Deferred income taxes	—	(31)	(2,682)	6,729	67	4,083

Total current assets	—	2,845	(1,984)	43,007	(95)	44,773
Property, plant, equipment and software, net	—	4,489	1,226	91,557	—	97,272
Broadcast licenses	—	93,602	—	277,819	—	371,421
Goodwill	—	8	5,011	6,110	—	11,129
Amortizable intangible assets, net	—	—	302	4,341	—	4,643
Bond issue costs	—	—	—	5,819	—	5,819
Fair value of interest rate swap	—	—	—	6,762	—	6,762
Intercompany receivables	258,172	—	(2,046)	57,418	(313,544)	—
Other assets	—	—	3,442	7,395	(2,962)	7,875

Total assets	$258,172	$100,944	$6,951	$500,228	$(316,601)	$549,694

Current liabilities:
Accounts payable	$—	$10	$5	$262	$—	$277
Accrued expenses	—	351	265	5,227	(161)	5,682
Accrued compensation and related expenses	3	230	263	4,559	—	5,055
Accrued interest	—	—	—	5,703	—	5,703
Deferred revenue	—	—	1,161	—	—	1,161
Income taxes payable	—	66	(77)	2,860	(2,849)	—
Current maturities of long-term debt	—	—	—	19	—	19

Total current liabilities	3	657	1,617	18,630	(3,010)	17,897
Intercompany payables	74,021	2,011	12,511	—	(88,543)	—
Long-term debt	—	—	—	325,054	—	325,054
Fair value in excess of book value of debt hedged with interest rate swap	—	—	—	6,439	—	6,439
Deferred income taxes	(1,698)	19,503	(2,985)	29,412	(17,539)	26,693
Deferred revenue	—	—	—	3,471	—	3,471
Fair value of interest rate swap	—	—	—	323	—	323
Other liabilities	—	—	—	595	—	595
Stockholders’ equity	185,846	78,773	(4,192)	116,304	(207,509)	169,222

Total liabilities and stockholders’ equity	$258,172	$100,944	$6,951	$500,228	$(316,601)	$549,694

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$—	$8,876	$—	$127,107	$(6)	$135,977
Less agency commissions	—	(631)	—	(10,637)	—	(11,268)

Net broadcasting revenue	—	8,245	—	116,470	(6)	124,709
Other media revenue	—	—	6,234	—	(192)	6,042

Total revenue	—	8,245	6,234	116,470	(198)	130,751
Operating expenses:
Broadcasting operating expenses	3	5,977	—	75,072	(6)	81,026
Costs of denied tower site and license upgrade	—	—	—	2,202	—	2,202
Other media operating expenses	—	—	6,510	(378)	(192)	5,940
Corporate expenses	3	—	—	12,060	—	12,063
Cost of terminated offering	—	—	—	651	—	651
Depreciation and amortization	—	330	516	8,333	—	9,179

Total operating expenses	6	6,307	7,026	97,920	(198)	111,061

Operating income (loss)	(6)	1,938	(792)	18,550	—	19,690
Other income (expense):
Interest income	3,352	—	25	9,206	(12,388)	195
Interest expense	(8,175)	(3,403)	(810)	(17,706)	12,388	(17,706)
Loss on early redemption of long-term debt	—	—	—	(6,440)	—	(6,440)
Gain on sale of assets	—	—	200	63	—	263
Other expense, net	—	—	—	(290)	—	(290)

Income (loss) before income taxes	(4,829)	(1,465)	(1,377)	3,383	–	(4,288)
Provision (benefit) for income taxes	(1,698)	(172)	(395)	767	—	(1,498)

Net income (loss)	$(3,131)	$(1,293)	$(982)	$2,616	$—	$(2,790)

NOTE 15. SUBSEQUENT EVENTS

      On October 7, 2003, the company acquired a construction permit to build a new radio station in Sacramento, California for $1.0 million.

      On October 6, 2003, the company acquired the assets of radio station KZNT-AM (formerly KKCS-AM) in Colorado Springs, Colorado, for $1.5 million.

      On October 31, 2003, the company acquired the assets of radio station WTTT-AM (formerly WAMG-AM) in Boston, Massachusetts, for $8.6 million.

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

      We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed or furnished to the SEC.

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

RESULTS OF OPERATIONS

      We have reclassified our statements of operations for all periods presented for barter transactions to reflect increases to revenues and expenses as appropriate, eliminating the practice of reporting the net contribution of these transactions in our statements of operations.

Quarter ended September 30, 2003 compared to quarter ended September 30, 2002

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $2.8 million or 6.8% to $42.6 million for the quarter ended September 30, 2003 from $39.8 million for the same quarter of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000, an increase in program rates and the acquisitions of radio stations during 2002, partially offset by a decrease in network revenue due to the loss of affiliates as a result of increased network competition. On a same station basis, net revenue improved $2.4 million or 5.9% to $42.2 million for the quarter ended September 30, 2003 from $39.8 million for the same quarter of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000 and an increase in program rates, partially offset by a decrease in network revenue due to the loss of affiliates. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 53.2% for the quarter ended September 30, 2003 from 51.0% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 35.1% for the quarter ended September 30, 2003 from 35.8% for the same quarter of the prior year. This change in our revenue mix is primarily due to the growth of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue decreased $0.1 million or 7.3% to $1.9 million for the quarter ended September 30, 2003 from $2.0 million for the same quarter of the prior year. The decrease is attributable primarily to a decline in revenues at Salem Publishing, partially offset by additional revenues generated by Crosswalk.com, which was acquired in October 2002.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $1.3 million or 5.1% to $27.2 million for the quarter ended September 30, 2003 from $25.9 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $0.9 million or 3.6% to $26.7 million for the quarter ended September 30, 2003 from $25.8 million for the same quarter of the prior year. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period, partially offset by the impact of cost containment initiatives initiated during the first quarter of 2003.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.1 million or 4.6% to $2.0 million for the quarter ended September 30, 2003 from $1.9 million for the same quarter in the prior year. The increase is attributable primarily to an increase in selling and editorial costs associated with the integration of Crosswalk.com, which was acquired in October 2002, offset by a reduction in costs associated with our publishing business, reduced audio streaming costs for our Internet business and reduced overhead costs.

      CORPORATE EXPENSES.       Corporate expenses increased $0.1 million or 2.8% to $4.0 million in the quarter ended September 30, 2003 from $3.9 million in the same quarter of the prior year, primarily due to inflation and corporate salary increases.

      COST OF TERMINATED OFFERING.       During the third quarter of 2003, Salem incurred a one-time charge of $0.7 million to write–off costs associated with a contemplated debt offering that was terminated during the quarter ended September 30, 2003. This charge is found in Salem's Statement of Operations as “Cost of Terminated Offering.”

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.3 million or 8.5% to $3.1 million for the quarter ended September 30, 2003 from $2.8 million for the same quarter of the prior year. The increase is due principally to the depreciation and amortization associated with the acquisitions of radio stations and an Internet business during 2002.

      OTHER INCOME (EXPENSE).       Interest income of approximately $24,000 for the quarter ended September 30, 2003 is primarily from interest earned on excess cash. Interest expense decreased $1.4 million or 20.4% to $5.5 million for the quarter ended September 30, 2003 from $6.9 million for the same quarter of the prior year. The decrease is primarily due to savings of $1.0 million in interest related to our interest rate swap agreements entered into in April 2002 and July 2003 (see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Derivative Instruments,” below), and savings due to the refinancing of our 9½% Notes. Gain on sale of assets of $0.3 million for the quarter ended September 30, 2003 is primarily due to the recovery of bad debt related to a note acquired in the sale of certain property, plant and equipment and intangible assets, in addition to the disposition of certain other property, plant and equipment and intangible assets. Other expense, net was $0.1 million for the quarters ended September 30, 2003 and 2002, and was related primarily to bank commitment fees associated with our credit facility.

      PROVISION FOR INCOME TAXES.       Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 36.0% for the quarter ended September 30, 2003 and 34.6% for the same quarter of the prior year. For the quarters ended September 30, 2003 and 2002 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.      Income from discontinued operations was $17.9 million net of income tax expense of $10.1 million for the quarter ended September 30, 2002. Discontinued operations relate to the operations of WYGY-FM, Cincinnati, Ohio, which we discontinued operating and sold the assets of on September 30, 2002 for $45.0 million.

      NET INCOME (LOSS).       We recognized net income of $1.5 million for the quarter ended September 30, 2003 as compared to net income of $18.1 million for the same quarter of the prior year.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $9.1 million or 7.8% to $124.7 million for the nine months ended September 30, 2003 from $115.6 million for the same period of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000, an increase in program rates and the acquisitions of radio stations during 2002, partially offset by a decrease in network revenue due to the loss of affiliates. On a same station basis, net revenue improved $8.3 million or 7.2% to $123.9 million for the nine months ended September 30, 2003 from $115.6 million for the same period of the prior year. The growth is attributable to an increase in net revenue from our music stations acquired since the middle of 2000 and an increase in program rates, partially offset by a decrease in network revenue due to the loss of affiliates. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 51.8% for the nine months ended September 30, 2003 from 49.8% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 35.9% for the nine months ended September 30, 2003 from 36.3% for the same period of the prior year. This change in our revenue mix is primarily due to the growth of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.4 million or 8.2% to $6.0 million for the nine months ended September 30, 2003 from $5.6 million for the same period of the prior year. The increase is attributable primarily to additional revenues generated by Crosswalk.com, which was acquired in October 2002, partially offset by a decline in revenues at Salem Publishing.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $3.6 million or 4.6% to $81.0 million for the nine months ended September 30, 2003 from $77.4 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $3.0 million or 3.8% to $80.3 million for the nine months ended September 30, 2003 from $77.3 million for the same period of the prior year. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period, partially offset by the impact of cost containment initiatives initiated during the first quarter of 2003.

      COSTS OF DENIED TOWER SITE AND LICENSE UPGRADE.      In April 2003, the San Diego County Board of Supervisors denied the company’s motion to relocate its radio towers for radio station KCBQ–AM, San Diego, California. As a result of the denial, the company recorded a write-off of approximately $1.3 million in capitalized costs related to the project. Additionally, in May 2003, the FCC denied the company’s motion to increase the night-time coverage of radio station WGKA–AM, Atlanta, Georgia. As a result of the denial, the company recorded a write-off of approximately $0.9 million in capitalized costs related to the project. These write-offs were recorded in the quarter ended March 31, 2003 in the company’s Statement of Operations as “Costs of denied tower site and license upgrade.”

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.3 million or 5.8% to $5.9 million for the nine months ended September 30, 2003 from $5.6 million for the same period in the prior year. The increase is attributable primarily to an increase in selling and editorial costs associated with the integration of Crosswalk.com, which was acquired in October 2002, offset by a reduction in costs associated with our publishing business, reduced audio streaming costs for our Internet business and reduced overhead costs.

      CORPORATE EXPENSES.       Corporate expenses increased $0.8 million or 6.8% to $12.1 million in the nine months ended September 30, 2003 from $11.3 million in the same period of the prior year, primarily due to an increase in overhead costs associated with the acquisitions of radio stations and an Internet business during 2002.

      COST OF TERMINATED OFFERING.       During the third quarter of 2003, Salem incurred a one-time charge of $0.7 million to write–off costs associated with a contemplated debt offering that was terminated during the quarter ended September 30, 2003. This charge is found in Salem's Statement of Operations as “Cost of Terminated Offering.”

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

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.6 million or 6.7% to $9.2 million for the nine months ended September 30, 2003 from $8.6 million for the same period of the prior year. The increase is due principally to the depreciation and amortization associated with the acquisitions of radio stations and an Internet business during 2002.

      OTHER INCOME (EXPENSE).       Interest income of $0.2 million for the nine months ended September 30, 2003 is primarily from interest earned on the cash which was held in a trust account in January 2003 that was used to redeem all of our 9½% Notes and from interest earned on excess cash. Interest expense decreased $2.6 million or 12.7% to $17.7 million for the nine months ended September 30, 2003 from $20.3 million for the same period of the prior year. The decrease is primarily due to savings of $2.5 million in interest related to our interest rate swap agreements entered into in April 2002 and July 2003 (see “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—Derivative Instruments,” below), and savings due to the refinancing of our 9½% Notes, offset by increased long-term debt related to our radio station acquisitions in 2002. Additionally, as part of the refinancing of our 9½% Notes, both the 9½% Notes and the 7¾% Notes, issued on December 23, 2002, were outstanding until January 22, 2003, at which time the 9½% Notes were redeemed. Loss on early redemption of long-term debt of $6.4 million for the nine months ended September 30, 2003 is the result of our early redemption of our 9½% Notes on January 22, 2003, whereby we paid a $4.8 million premium to redeem the 9½% Notes and wrote-off approximately $1.7 million of unamortized bond issuance costs related to the 9½% Notes (see “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES,” below). Gain on sale of assets of $0.3 million for the nine months ended September 30, 2003 is primarily due to the recovery of bad debt related to a note acquired in the sale of certain property, plant and equipment and intangible assets, in addition to the disposition of certain other property, plant and equipment. Loss on sale of assets of $0.5 million for the nine months ended September 30, 2002 is primarily due to disposition costs related to asset sales in prior periods. Other expense, net was $0.3 million and $0.4 million for the nine months ended September 30, 2003 and 2002, respectively, and was related primarily to bank commitment fees associated with our credit facility.

      BENEFIT FOR INCOME TAXES.       Benefit for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 34.9% for the nine months ended September 30, 2003 and 38.1% for the same period of the prior year. For the nine month periods ended September 30, 2003 and 2002 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.      Income from discontinued operations was $17.9 million net of income tax expense of $10.1 million for the nine months ended September 30, 2002. Discontinued operations relate to the operations of WYGY-FM, Cincinnati, Ohio, which we discontinued operating and sold the assets of on September 30, 2002 for $45.0 million.

      NET INCOME (LOSS).       We recognized a net loss of $2.8 million for the nine months ended September 30, 2003 as compared to net income of $14.7 million for the same period of the prior year.

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

      STATION OPERATING INCOME.

      Quarter ended September 30, 2003 compared to quarter ended September 30, 2002.       Station operating income increased $1.4 million or 10.1% to $15.4 million for the quarter ended September 30, 2003 from $14.0 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 36.2% for the quarter ended September 30, 2003 from 35.1% for the same quarter of the prior year. The percentage increase is primarily attributable to the effect of radio stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $1.5 million or 10.1% to $15.5 million for the quarter ended September 30, 2003 from $14.0 million for the same quarter of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 36.7% for the quarter ended September 30, 2003 from 35.3% for the same quarter of the prior year.

      Nine months ended September 30, 2003 compared to nine months ended September 30, 2002.       Station operating income increased $5.5 million or 14.4% to $43.7 million for the nine months ended September 30, 2003 from $38.2 million for the same period of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 35.0% for the nine months ended September 30, 2003 from 33.0% for the same period of the prior year. The percentage increase is primarily attributable to the effect of radio stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $5.3 million or 14.0% to $43.6 million for the nine months ended September 30, 2003 from $38.3 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 35.2% for the nine months ended September 30, 2003 from 33.1% for the same period of the prior year.

      The following table provides a reconciliation of station operating income (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three months and the nine months ended September 30, 2002 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

	(Dollars in thousands)

Station operating income	$13,982	$15,392	$38,195	$43,683
Plus other media revenue	2,035	1,887	5,586	6,042
Less cost of denied tower site and license upgrade	—	—	—	(2,202)
Less other media operating expenses	(1,878)	(1,964)	(5,613)	(5,940)
Less legal settlement	—	—	(2,300)	—
Less depreciation and amortization	(2,843)	(3,084)	(8,600)	(9,179)
Less corporate expenses	(3,882)	(3,992)	(11,300)	(12,063)
Cost of terminated offering	—	(651)	—	(651)

Operating income	$7,414	$7,588	$15,968	$19,690

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

      From time to time we undertake projects to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs up to the point where the project is complete, at which point we transfer the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC approval process. In the unlikely event the required approval is considered not probable, we write-off the capitalized costs of the project.

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

Intangible assets

      Under the FASB’s new rules (SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”), we no longer amortize goodwill and intangible assets deemed to have indefinite lives, and will perform annual impairment tests in accordance with the statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense is not recorded for our FCC licenses or our goodwill effective July 1, 2001 for assets acquired subsequent to September 30, 2001, and effective January 1, 2002 for all other assets. Other intangible assets will continue to be amortized over their useful lives.

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2002, based on our application of the impairment rules, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgments by our management. If conditions in the markets in which our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, we have recorded a valuation allowance of $1.4 million as of September 30, 2003 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews the company’s financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

      Our classification of our borrowings under our credit facility as long-term debt in our balance sheet is based on our assessment that under the borrowing restrictions and covenants in our credit facility and after considering our projected operating results and cash flows for the coming year that no principal payments will be required pursuant to the credit agreement. These projections are estimates which are inherantly uncertain and dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors; our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facility or it may become necessary to seek an amendment to our credit facility. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facility or a further amendment of our credit facility becoming necessary.

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

      Cash. Cash and cash equivalents was $5.5 million at September 30, 2003. Working capital was $26.9 million at September 30, 2003. Cash and cash equivalents was $26.3 million at December 31, 2002. The decrease in cash and cash equivalents is due primarily to the use of $33.5 million to repay borrowings under our credit facility, $8.7 million for the purchase of the assets of four radio stations in Jacksonville, Florida and $6.4 million for capital expenditures, partially offset by $15.4 million of additional borrowings under our credit facility and cash provided by operating activities.

      Net cash provided by operating activities increased to $15.6 million for the nine months ended September 30, 2003 compared to $5.6 million in the same period of the prior year, primarily due to an increase in operating income, lower interest expense, an increase in deferred revenue related to two long–term tower leases, improved accounts receivable collections, and a decrease in other receivables due to a payment received under our interest rate swap agreement.

      Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2003 compared to $13.5 million for the same period of the prior year. The increase is due primarily to the proceeds of $45.0 million from the sale of the assets of WYGY-FM, Cincinnati, Ohio offset by $45.8 million cash used to purchase the assets of four radio stations in the first nine months of 2002, compared to $8.7 million cash used to purchase the assets of the Jacksonville, Florida radio stations in the first nine months of 2003, offset by a decrease in capital expenditures of $4.8 million in the 2003 period as compared to the same nine month period of 2002.

      Net cash used in financing activities was $19.8 million for the nine months ended September 30, 2003 compared to net cash provided by financing activities of $36.1 million for the same period of the prior year. The difference is primarily due to increased repayments under our credit facility of $33.5 million for the nine months ended September 30, 2003 as compared to $4.0 million for the same period in the prior year, partially offset by additional borrowings of $15.4 million under the credit facility for the nine months ended September 30, 2003 as compared to $40.6 million for the same period in the prior year.

      Credit Facility. Our wholly-owned subsidiary, HoldCo, is the borrower under our credit facility. The credit facility was amended and restated as of September 25, 2003 and includes a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”) as well as a $75.0 million term loan facility. The description of the credit facility as set forth below reflects the terms of the amendment and restatement. As of September 30, 2003 the borrowing capacity and aggregate commitments under the credit facility was $75.0 million under the revolving credit facility and $75.0 million under the term loan. The amount we can borrow, however, is subject to certain restrictions as described below. At September 30, 2003, $75.0 million was outstanding under the term loan portion of the credit facility. The revolving credit facility steps down in three 10% increments commencing June 30, 2007 and matures on March 25, 2009. The term loan facility matures on the earlier of March 25, 2010 or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or HoldCo. The facilities require us to prepay borrowings under the facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

      Amounts outstanding under the facility bear interest at a rate based on, at HoldCo’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. For the term loan portion of the credit facility, the prime rate spread ranges from 1.25% to 1.75%, and the LIBOR spread ranges from 2.5% to 3.0%. In each case, the spread is based on the total leverage ratio on the date of determination. At September 30, 2003, the blended interest rate on amounts outstanding under the credit facility was 5.5%, which was reduced to 3.9375% on October 1, 2003. If an event of default occurs, the rate may increase by 2.0%.

      The maximum amount that HoldCo may borrow under the credit facility is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). The credit facility will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facility was 7.25 to 1 as of September 30, 2003. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under the credit facility at September 30, 2003, on a pro forma basis, was 6.69 to 1, resulting in a borrowing availability of approximately $24.8 million.

      The credit facility contains additional restrictive covenants customary for a credit facility of the size, type and purpose contemplated which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The credit facility also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005 increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.0 to 1 prior to the issuance of $50.0 million in New Subordinated Notes, after any such issuance the ratio shall not exceed 2.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). We and all of our subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facility. The credit facility is secured by liens on all of our and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

      As of September 30, 2003, management believes we were in compliance with all of the covenants under the terms of the credit facility.

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

      9% Senior Subordinated Notes Due 2011. In September 2001, HoldCo issued $150.0 million principal amount of 9% Notes. HoldCo used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility. The indenture for the 9% Notes contains restrictive coventants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $13.5 million per year in interest on the 9% Notes. We and all of our subsidiaries (other than HoldCo) are guarantors of the 9% Notes.

      As of September 30, 2003, management believes we were in compliance with all of the covenants under the indenture for the 9% Notes.

      7¾% Senior Subordinated Notes due 2010. In December 2002, HoldCo issued $100.0 million principal amount of 7¾% Notes. HoldCo used the net proceeds to redeem the $100.0 million 9½% Notes on January 22, 2003. The indenture for the 7¾% Notes contains restrictive covenants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $7.8 million per year in interest on the 7¾% Notes. We and all of our subsidiaries (other than HoldCo) are guarantors of the 7¾% Notes.

      As of September 30, 2003, management believes we were in compliance with all of the covenants under the indenture for the 7¾% Notes.

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31,	September 30,

	2002	2003

	(Dollars in thousands)

Revolving line of credit with banks	$93,050	$—
Term loan under credit facility	—	75,000
9½% senior subordinated notes due 2007	100,000	—
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011	150,000	150,000
Fair value in excess of book value of debt hedged with interest rate swap	7,790	6,439
Capital leases and other loans	97	33

	450,937	331,472
Less current portion	100,029	19

	$350,908	$331,453

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

      We had two interest rate swap agreements outstanding as of September 30, 2003, which are used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter party to these interest rate swap agreements are major financial institutions. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      At September 30, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $150.0 million 9% senior subordinated notes due 2011 (“9% Notes”). This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $6.4 million at September 30, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2003 was reduced by $2.3 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the nine months ended September 30, 2003 and is 4.21% for the six month period ended December 31, 2003.

      On July 27, 2003, we entered into a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated negative fair value of this swap agreement and the excess of book value over the change in fair value of the debt hedged by the swap, based on current market rates, were each $0.3 million at September 30, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2003 was reduced by $0.2 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which is 5.98% for the six month period ended December 31, 2003.

      At September 30, 2003 and 2002, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

      At September 30, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. The interest rate swap agreement is used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt hedged by the swap, based on current market rates, were each $7.3 million at September 30, 2003. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Changes in the fair value of the swap and the changes in the fair value of the debt being hedged are recorded as part of interest expense. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2003 was reduced by $2.3 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the six months ended September 30, 2003 and will be 4.21% for the six month period ended December 31, 2003. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party nor would we expect any such loss to be material.

      On July 27, 2003, we entered into a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated negative fair value of this swap agreement and the excess of book value over the change in fair value of the debt hedged by the swap, based on current market rates, were each $0.3 million at September 30, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2003 was reduced by $0.2 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which is 5.98% for the six month period ended December 31, 2003.

MARKET RISK

      In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. At September 30, 2003, we had borrowed $75.0 million under the credit facility. As of September 30, 2003, we could borrow up to an additional $24.8 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. At September 30, 2003, the blended interest rate on amounts outstanding under the credit facility was 5.5%. At September 30, 2003, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.8 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $250.0 million (relating to the 9% Notes and the 7¾% Notes) as of September 30, 2003, with an aggregate fair value of $263.8 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on our debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the 9% Notes and 7¾% Notes to approximately $249.8 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the 9% Notes and 7¾% Notes to approximately $278.8 million.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the company’s periodic filings with the SEC.

      There were no significant changes in the company’s internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation. Since there were no significant deficiencies or material weaknesses in the company’s internal controls over financial reporting, the company did not take any corrective actions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Incident to our business activities, we are party to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters, however, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our financial position, results of operations or cash flows.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (1)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (1)
3.03	Certificate of Incorporation of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.01). (2)
3.04	Bylaws of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.02). (2)
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.03). (2)
3.06	Bylaws of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.04). (2)
3.07	Certificate of Incorporation of SCA License Corporation (incorporated by reference to previously filed exhibit 2.05). (2)
3.08	Bylaws of SCA License Corporation (incorporated by reference to previously filed exhibit 2.06). (2)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9½% Series A and Series B Senior Subordinated Notes due 2007. (3)
4.02	Form of 9½% Senior Subordinated Note (filed as part of exhibit 4.01). (3)
4.03	Form of Note Guarantee (filed as part of exhibit 4.01). (3)
4.04	Specimen of Class A common stock certificate. (4)
4.05	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (4)
4.06	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)
4.07	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (5)
4.08	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)

4.09	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.
4.10	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (6)
4.15	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (6)
4.16	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.15).
4.17	Form of Note Guarantee (filed as part of exhibit 4.15). (6)
4.18	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (6)
4.19	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated (incorporated by reference to previously filed exhibit 4.1). (9)
4.20	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.19). (9)
4.21	Form of Note Guarantee (filed as part of exhibit 4.19). (9)
4.22	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.23	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.24	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (17)
4.25	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (17)
4.26	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York. (17)

10.01.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Edward G. Atsinger III (incorporated by reference to previously filed exhibit 10.01.02). (6)
10.01.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Edward G. Atsinger III and Eric H. Halvorson, as Trustee under that certain Declaration of Trust (Atsinger Trust No. 1) dated as of April 1, 1997.
10.02.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Stuart W. Epperson (incorporated by reference to previously filed exhibit 10.02.01). (16)
10.02.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Stuart W. Epperson and Edward G. Atsinger III, as Trustee under that certain Declaration of Trust (Epperson Trust No. 1) dated as of April 1, 1997.
10.03	Consulting Agreement dated July 1, 2001, between Salem and Eric H. Halvorson (incorporated by reference to previously filed exhibit 10.03.06). (7)
10.04	Employment Agreement, dated September 16, 2003, between Salem Communications Holding Corporation and David A.R. Evans.
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (3)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (3)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (3)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (3)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004. (3)
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (3)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (3)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (3)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (13)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (3)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (3)
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (13)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (3)
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (3)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (3)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005. (3)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006. (3)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (14)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (14)

10.06	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH). (15)
10.07.01	Evidence of Key man life insurance policy no. 2256440M insuring Edward G. Atsinger III in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.01). (3)
10.07.02	Evidence of Key man life insurance policy no. 2257474H insuring Edward G. Atsinger III in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.02). (3)
10.07.03	Evidence of Key man life insurance policy no. 2257476B insuring Stuart W. Epperson in the face amount of $5,000,000 (incorporated by reference to previously filed exhibit 10.09.03). (3)
10.08	1999 Stock Incentive Plan (incorporated by reference to previously filed exhibit 10.10). (4)
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)
21.01	Subsidiaries of Salem Communications Corporation.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.
(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2001.
(11)	Incorporated by reference to the exhibit of the same number, unless otherwise noted of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.
(12)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001.
(13)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(14)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(15)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.
(16)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002.
(17)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2003.

(b) REPORTS ON FORM 8-K

      The company filed a Current Report on Form 8-K, dated August 4, 2003 and filed with the SEC on August 5, 2003, reporting the issuance of a press release on the financial results of the June 30, 2003 fiscal quarter.

      The company filed a Current Report on Form 8-K, dated September 29, 2003 and filed with the SEC on September 30, 2003, reporting the execution of its Fifth Amdended and Restated Credit Agreement, dated September 25, 2003. In addition, the company reported the issuance of a press release regarding a confirmation of earnings guidance for the fiscal quarter ending September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
November 6, 2003
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)
November 6, 2003
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

4.09	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.
10.04	Employment Agreement, dated September 16, 2003, between Salem Communications Holding Corporation and David A.R. Evans.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 4.09

                                 FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

                                       dated as of September 25, 2003

                                                   among

                                     SALEM COMMUNICATIONS CORPORATION,

                                 SALEM COMMUNICATIONS HOLDING CORPORATION,
                                                as Borrower

                                         The Lenders Party Hereto,

                          GENERAL ELECTRIC CAPITAL CORPORATION and SUNTRUST BANK,
                                           as Syndication Agents

                              FLEET NATIONAL BANK and ING (U.S.) CAPITAL LLC,
                                          as Documentation Agents

                                                    and

                                           THE BANK OF NEW YORK,
                                          as Administrative Agent

                                        ___________________________

                                         BNY CAPITAL MARKETS, INC.,
                                      as Lead Arranger and Book Runner

                                               Bryan Cave LLP
                                        1290 Avenue of the Americas
                                       New York, New York 10104-3300

SCHEDULES:
============================== ==============================================================================
Schedule 1.1(P)                List of Pending Acquisitions
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 2.1                   List of Commitments
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 2.1(B)                Description of Conversions on Fifth Restatement Effective Date
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 4.5                   List of Real Property
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 4.6                   List of Disclosed Matters
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 4.9                   Exceptions to Section 4.9 (Taxes)
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 4.12                  List of Subsidiaries
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 4.16                  FCC Disclosures
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 7.1                   List of Existing Indebtedness
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 7.2                   List of Existing Liens
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 7.4                   List of Existing Investments
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Schedule 7.10                  List of Existing Restrictions
============================== ==============================================================================

EXHIBITS:
============================== ==============================================================================
Exhibit A                      Form of Assignment and Acceptance
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit B-1                    Form of Opinion of General Counsel to the Loan Parties
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit B-2                    Form of Opinion of FCC counsel to the Loan Parties
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit C                      Form of Credit Request
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit D-1                    Form of Note
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit D-2                    Form of Swingline Note
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit E                      Form of Guarantee Agreement
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit F                      Form of Security Agreement
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit G                      Form of Compliance Certificate
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit H                      Form of Revolving Increase Supplement
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit I                      Form of B Term Increase Supplement
------------------------------ ------------------------------------------------------------------------------
------------------------------ ------------------------------------------------------------------------------
Exhibit J                      Form of C Term Increase Supplement
============================== ==============================================================================

         FIFTH AMENDED AND RESTATED CREDIT  AGREEMENT,  dated as of September 25, 2003, among SALEM  COMMUNICATIONS
HOLDING  CORPORATION,  SALEM  COMMUNICATIONS  CORPORATION,  the Lenders  party  hereto,  General  Electric  Capital
Corporation  and  SunTrust  Bank,  as  Syndication  Agents,  Fleet  National  Bank and ING (U.S.)  Capital  LLC, as
Documentation Agents, and THE BANK OF NEW YORK, as Administrative Agent.

                                                     RECITALS

         A.       Reference is made to the Credit  Agreement,  dated as of September  25, 1997,  by and among Salem
Communications  Corporation,  a California  corporation (“Salem California”),  the lenders party thereto, the other agents  party  thereto,  and The  Bank of New  York,  as  Administrative  Agent  (as  amended  prior  to the  First
Restatement Date (as defined below), the “Original Credit Agreement”).

         B.       On March 31, 1999,  Salem California  merged into Salem  Communications  Corporation,  a Delaware corporation  (the “Old Parent”) with Old Parent as the survivor.  In connection  therewith,  Old Parent assumed all of the obligations of Salem California under the Loan Documents (as defined in the Original Credit Agreement).

         C.       The Original  Credit  Agreement was amended and restated in its entirety by the First Amended and
Restated Credit Agreement,  dated as of June 30, 1999 (the “First  Restatement  Date”), by and among Old Parent, as borrower,  The Bank of New York, as  Administrative  Agent,  the other agents party thereto,  and each Lender party thereto (as amended prior to the Second Restatement Date (as defined below), the “First Restated Agreement”).

         D.       The First  Restated  Agreement was amended and restated in its entirety by the Second Amended and
Restated Credit Agreement,  dated as of August 24, 2000 (the “Second  Restatement Date”), by and among the Borrower
(as  hereinafter  defined),  as borrower,  The Bank of New York, as  Administrative  Agent,  the other agents party thereto,  and each Lender party thereto (as amended prior to the Third  Restatement  Date (as defined  below),  the
“Second Restated Agreement”).

         E.       The Second  Restated  Agreement was amended and restated in its entirety by the Third Amended and
Restated  Credit  Agreement,  dated as of  November  7,  2000  (the  “Third  Restatement  Date”),  by and among the
Borrower,  The Bank of New York, as  Administrative  Agent,  the other agents party thereto,  and each Lender party thereto (as amended prior to the Fourth Restatement Date, the “Third Restated Agreement”).

         F.       The Third  Restated  Agreement was amended and restated in its entirety by the Fourth Amended and
Restated Credit Agreement,  dated as of June 15, 2001 (the “Fourth  Restatement  Date”), by and among the Borrower,
The Bank of New York, as  Administrative  Agent, the other agents party thereto,  and each Lender party thereto (as amended prior to the Fifth Restatement Date (as defined below), the “Fourth Restated Agreement”).

         G.       On the Fifth  Restatement  Date, the parties hereto desire to make certain  changes to the Fourth
Restated  Agreement by amending and  restating the Fourth  Restated  Agreement in its entirety as  hereinafter  set forth.

         H.       Immediately  prior to the  effectiveness  of this  Credit  Agreement,  the  total RC  Commitments
(under and as defined in the Fourth Restated  Agreement) are  $127,500,000.  Upon the  effectiveness of this Credit
Agreement,  (i) the RC  Commitments  (referred to herein as Revolving  Commitments)  will be reduced to $75,000,000 and (ii) a portion of the outstanding RC Loans (as defined in the Fourth  Restated  Agreement) will be converted to
B Term Loans.

         I.       This Credit Agreement amends and restates in its entirety the Fourth Restated Agreement.

         J.       For  convenience,  this  Credit  Agreement  is  dated  as of  September  25,  2003  (the  “Fifth
Restatement Date”), and references to certain matters relating to the period prior thereto have been deleted.

         The parties hereto agree as follows:

Article 1.
                                                    DEFINITIONS
Section 1.1       Defined Terms

                  As used in this Credit Agreement, the following terms have the meanings specified below:

                  “ABR”,  when used in reference  to any Loan or  Borrowing,  refers to whether  such Loan,  or the
Loans  comprising  such  Borrowing,  are bearing  interest at a rate  determined by reference to the Alternate Base
Rate.

                  “Adjusted  LIBO Rate” means,  with respect to any Eurodollar  Borrowing for any Interest  Period,
an interest rate per annum (rounded upwards,  if necessary,  to the next 1/16 of 1%) equal to (i) the LIBO Rate for such Interest Period multiplied by (ii) the Statutory Reserve Rate.

                  “Adjusted  Operating Cash Flow” means,  for any period,  Operating Cash Flow for such period plus if Other Media Cash Flow is negative,  such negative Other Media Cash Flow (expressed as a positive  number) for or during such period,  provided that the aggregate  amount of such negative  Other Media Cash Flow added back for the period from and after January 1, 2003 shall not exceed $10,000,000.

                  “Adjusted  Revolving  Credit Exposure”  means, at any date of  determination,  an amount equal to
(i) the Revolving Credit Exposure minus (ii) the Swingline Exposure in each case on such date.

                  “Administrative  Agent”  means BNY,  in its  capacity  as  administrative  agent for the  Lenders hereunder.

                  “Administrative  Questionnaire”  means an Administrative  Questionnaire in a form supplied by the
Administrative Agent.

                  “Affiliate”  means,  with  respect to a  specified  Person,  another  Person  that  directly,  or indirectly  through one or more  intermediaries,  controls or is controlled by or is under common  control with the
Person specified.  For purposes of this definition,  control of a Person shall mean the power,  direct or indirect,
(i) to vote 5% or more of the  securities  having  ordinary  voting  power for the  election of  directors  of such
Person or (ii) to direct or cause  direction of the  management  and policies of such Person whether by contract or otherwise.

                  “Alternate  Base  Rate”  means,  for any day,  a rate per annum  equal to the  greater of (i) the
Prime Rate in effect on such day and (ii) the Federal  Funds  Effective  Rate in effect on such day plus 1/2 of 1%.
Any change in the Alternate  Base Rate due to a change in the Prime Rate or the Federal Funds  Effective Rate shall be  effective  from and  including  the  effective  date of such  change in the  Prime  Rate or the  Federal  Funds
Effective Rate.

                  “Applicable  Margin” means,  at all times on and after the Fifth  Restatement  Effective Date and during the applicable periods set forth below:

                           (a)      subject to clause (c) of this  definition,  with  respect to (i) ABR  Revolving
Borrowings and Swingline  Loans,  the percentage set forth in the following table under the heading  “Revolving ABR and Swingline  Margin”,  and (ii) with respect to Eurodollar  Revolving  Borrowings  and fees payable under Section
3.3(b),  the  percentage set forth in the following  table under the heading  “Revolving  Eurodollar  Margin and LC
Fee”:

----------------------------------------------- ---------------------- ----------------------
      When the Total Leverage Ratio is:
----------------------------------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
 greater than or equal       and less than        Revolving ABR and    Revolving Eurodollar
          to                                      Swingline Margin       Margin and LC Fee
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       7.00:1.00                                       1.750%                 3.000%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       6.50:1.00               7.00:1.00               1.500%                 2.750%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       6.00:1.00               6.50:1.00               1.250%                 2.500%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       5.50:1.00               6.00:1.00               1.000%                 2.250%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       5.00:1.00               5.50:1.00               0.625%                 1.875%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
                               5.00:1.00               0.250%                 1.500%
======================== ====================== ====================== ======================

                           (b)      subject to clause (c) of this  definition,  with respect to (i) ABR B Term Loan
Borrowings,  the percentage set forth in the following  table under the heading “B Term ABR Margin”,  and (ii) with respect to Eurodollar B Term Loan  Borrowings,  the percentage  set forth in the following  table under the heading
“B Term Eurodollar Margin”,

----------------------------------------------- ---------------------- ----------------------
      When the Total Leverage Ratio is:
----------------------------------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
 greater than or equal       and less than        B Term ABR Margin      B Term Eurodollar
          to                                                                  Margin
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       7.00:1.00                                       1.750%                 3.000%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       5.50:1.00               7.00:1.00               1.500%                 2.750%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
                               5.50:1.00               1.250%                 2.500%
======================== ====================== ====================== ======================

                           (c)      Changes in the Applicable  Margin resulting from a change in the Total Leverage
Ratio,  as evidenced by the  Compliance  Certificate  most  recently  delivered to the  Administrative  Agent under
Section  6.1(e),  the Credit  Request most  recently  delivered  pursuant to Section 5.2, or a notice of prepayment most  recently  delivered  pursuant to Section  2.7(e) (in the case of a Credit  Request  and notice of  prepayment resulting in a net increase or decrease,  as applicable,  in the aggregate outstanding Revolving Credit Exposure of all Lenders on any  Business  Day of  $10,000,000  or more) in each case  evidencing  such a change,  shall  become effective  upon (i) in the case of the delivery of a Compliance  Certificate,  the first Business Day following the delivery  of such  Compliance  Certificate  together  with  the  applicable  financial  statements  required  to be delivered  pursuant to Section  6.1(a) or (b), as the case may be, and (ii) in the case of the delivery of a Credit
Request  or notice of  prepayment,  the  borrowing  date or the  prepayment  date,  as the case may be,  applicable thereto.  Notwithstanding anything to the contrary in clauses (a), (b) or (c) of this definition:

                                    (i)     if the  Borrower  shall fail to deliver to the  Administrative  Agent a
         Compliance  Certificate  together  with the  applicable  financial  statements  required  to be  delivered pursuant  to  Section  6.1(a) or (b),  as the case may be, on or prior to any date  required  hereby,  the
         Total  Leverage  Ratio for purposes of clauses (a) and (b) of this defined term only shall be deemed to be greater  than or  equal  to  7.00:1.00  from  and  including  such  date to the  date of  delivery  to the
         Administrative Agent of such Compliance Certificate together with such applicable financial statements,

                                    (ii)    during the period  commencing on the Fifth  Restatement  Effective Date and ending on the date of delivery to the  Administrative  Agent of the Compliance  Certificate in respect of the fourth full fiscal quarter ending after the Fifth  Restatement  Effective  Date, the Total Leverage
         Ratio for purposes of (A) clause (a) of this  defined term shall be deemed to be not less than  6.00:1.00, and (B) clause (b) of this defined term shall be deemed to be not less than 5.50:1.00, and

                                    (iii)   if  the  Compliance   Certificate   most  recently   delivered  to  the
         Administrative  Agent pursuant to Section 6.1(e),  the Credit Request most recently  delivered pursuant to
         Section 5.2, or the notice of prepayment most recently  delivered  pursuant to Section 2.7(e) (in the case of a Credit Request and notice of prepayment  resulting in a net increase or decrease,  as applicable,  in the aggregate  outstanding  Revolving Credit Exposure of all Lenders on any Business Day of $10,000,000 or
         more),  as  applicable,  evidences  that the Senior  Leverage  Ratio is less than  1.50:1.00,  each of the percentages  set forth in each of the tables in clauses  (a) and (b) of this  definition  shall be reduced by  0.25%,  provided  that  such  reduction  shall  cease  to be in  effect  upon the  delivery  of such a
         Compliance  Certificate,  Credit Request or notice of prepayment evidencing that the Senior Leverage Ratio is greater than or equal to 1.50:1.00; and

                           (d)      with  respect  to  ABR C Term  Loan  Borrowings  and  Eurodollar  C  Term  Loan
Borrowings, the applicable percentages as set forth in the C Term Increase Supplement.

                  “Applicable  Percentage”  means,  with respect to any  applicable  Lender,  the percentage of the total Revolving Commitments  represented by such Lender’s Revolving  Commitment.  If the Revolving Commitments have terminated or expired,  the Applicable  Percentages  shall be determined based upon the Revolving  Commitments most recently in effect, giving effect to any assignments.

                  “Approved  Fund”  means,  with  respect to any Lender that is a fund that  invests in  commercial loans,  any other fund that invests in commercial  loans and is managed or advised by the same  investment  advisor as such Lender or by an Affiliate of such investment advisor.

                  “Assignment  and Acceptance”  means an assignment and acceptance  entered into by a Lender and an assignee  (with the  consent of any party  whose  consent  is  required  by  Section  10.4),  and  accepted  by the
Administrative  Agent,  substantially  in the form of Exhibit A or in such other form as shall be acceptable to the
Administrative Agent.

                  “Availability  Period” means the period from and including the Fifth  Restatement  Effective Date to but  excluding  the  earlier  of the  Revolving  Maturity  Date and the  date of  termination  of the  Revolving
Commitments.

                  “B Term  Commitment”  means,  with  respect  to  each  Lender  having  a B Term  Commitment,  the commitment  of such Lender to make a B Term Loan on the Fifth  Restatement  Effective  Date (or to convert all or a portion of its RC Loans  (under and as defined  in the  Fourth  Restated  Agreement)  to a B Term Loan on the Fifth
Restatement  Effective  Date) in an amount not exceeding the amount of such Lender’s B Term Commitment as set forth on Schedule 2.1 or in the  Assignment  and  Acceptance  pursuant to which such Lender shall have assumed its B Term
Commitment,  as applicable,  as such B Term Commitment may be adjusted from time to time pursuant to Section 2.5 or pursuant  to  assignments  by or to such  Lender  pursuant  to Section  10.4.  The  amount of each  Lender’s B Term
Commitment  on the  Fifth  Restatement  Date is set  forth on  Schedule  2.1.  The  aggregate  amount of the B Term
Commitments on the Fifth Restatement Date is $75,000,000.

                  “B Term  Increase  Supplement”  means  the  Increase  Supplement,  substantially  in the  form of
Exhibit  I,  pursuant  to which  the  Borrower  elects  to have all or a  portion  of the  increase  to the  credit facilities permitted pursuant to Section 2.5(f) made in the form of additional B Term Loans.

                  “B Term Loan” means a loan  referred to in Section  2.1(b) and made  pursuant to Section 2.4, and including  that  portion  of a RC Loan (as  defined  in the  Fourth  Restated  Agreement)  converted  on the  Fifth
Restatement Effective Date to a B Term Loan pursuant to Section 2.1(b).

                   “B Term  Maturity  Date”  means the  earlier  to occur of (i)  March 31,  2010 and (ii) the date which is six months prior to the maturity of any Subordinated Debt.

                  “BNY” means The Bank of New York and its successors.

                  “Borrower” means Salem Communications Holding Corporation, a Delaware corporation.

                  “Borrower Subsidiary” means a subsidiary of the Borrower.

                  “Borrowing”  means (i) Revolving Loans, B Term Loans or C Term Loans, as applicable,  of the same
Type made,  converted  or  continued on the same date and, in the case of  Eurodollar  Loans,  as to which a single
Interest Period is in effect or (ii) a Swingline Loan.

                  “Broadcasting  Station”  means,  collectively,  all related  licenses  (including  FCC Licenses), franchises  and permits  issued under  federal,  state or local laws from time to time which  authorize a Person to receive  or  distribute,  or both,  over the  airwaves,  audio and  visual,  radio or  microwave  signals  within a geographic  area for the purpose of  broadcasting  radio  programming,  together with all property owned or used in connection  with the  broadcast  of radio  programming  pursuant  to, and all  interest  of such  Person to receive revenues  from any other  Person  which  derives  revenues  from or pursuant  to,  said  licenses,  franchises  and permits.  The term  “Broadcasting  Station” shall also include a corporation,  limited  liability  company,  trust, joint venture,  association,  company,  partnership or other entity incorporated or otherwise formed under the laws of the United States of America or any State thereof which shall own one or more Broadcasting Stations.

                  “Business  Day”  means any day that is not a  Saturday,  Sunday or other day on which  commercial banks in New York City are authorized or required by law to remain closed,  provided that,  when used in connection with a  Eurodollar  Loan,  the term  “Business  Day” shall  also  exclude  any day on which  banks are not open for dealings in dollar deposits in the London interbank market.

                  “C Term  Commitment”  means,  with  respect  to  each  Lender  having  a C Term  Commitment,  the commitment  of such  Lender  to make a C Term Loan on the date set forth in the C Term  Increase  Supplement  in an amount  not  exceeding  the  amount  of  such  Lender’s  C Term  Commitment  as set  forth  on the C Term  Increase
Supplement.  The aggregate  amount of the C Term  Commitments  on the Fifth  Restatement  Date is $0. The aggregate amount of the C Term Commitments may not exceed the amount set forth in Section 2.5(f).

                  “C Term  Increase  Supplement”  means  the  Increase  Supplement,  substantially  in the  form of
Exhibit  J,  pursuant  to which  the  Borrower  elects  to have all or a  portion  of the  increase  to the  credit facilities permitted pursuant to Section 2.5(f) made in the form of C Term Loans.

                  “C Term Loan” means a loan referred to in Section 2.1(c) and made pursuant to Section 2.4.

                   “C Term  Maturity  Date”  shall have the meaning  set forth in the C Term  Increase  Supplement, provided  that in no event shall the C Term  Maturity  Date be earlier than the date that is six months after the B
Term Maturity Date.

                  “Capital  Lease  Obligations”  of any Person means the  obligations of such Person to pay rent or other amounts under any lease of (or other arrangement  conveying the right to use) real or personal  property,  or a combination thereof, to the extent required to be capitalized in accordance with GAAP.

                  “Change of Control”  means any of the following:  (i) the Permitted  Holders fail to own at least
40% of the total  outstanding  Voting Stock of the Parent,  (ii) any “Person” or “Group” (as such terms are used in
Sections  13(d) and 14(d) of the Exchange Act),  other than the Permitted  Holders,  is or becomes the  “Beneficial
Owner” (as defined in Rules 13d-3 and 13d-5 under the  Exchange  Act,  except that a Person shall be deemed to have beneficial  ownership of all shares that such Person has the right to acquire,  whether  such right is  exercisable immediately  or only after the  passage of time),  directly or  indirectly,  of a greater  percentage  of the total outstanding  Voting  Stock of the Parent than is  “Beneficially  Owned” (as so defined) by the  Permitted  Holders,
(iii) the Permitted  Holders fail to own at least 35% of the economic  interest of the Parent,  (iv) the occupation of a majority of the seats  (other than vacant  seats) on the board of  directors of the Parent by Persons who were neither (a)  nominated  by the board of directors of the Parent nor (b)  appointed by directors so  nominated,  (v)
the failure of the Parent to own directly,  beneficially and of record,  100% of the aggregate  outstanding  Equity
Interests of the Borrower on a fully diluted  basis,  or (vi) the  occurrence  of a change of control,  fundamental change  or any  similar  circumstance  which,  under  any of the 2001  Subordinated  Indenture,  2002  Subordinated
Indenture,  New Subordinated Indenture,  any Refinancing  Subordinated Indenture or any documentation evidencing or governing any other  Indebtedness of the Parent or any of the  Subsidiaries  of $15,000,000 or more,  results in an obligation of the Parent or any of the Subsidiaries to prepay, purchase,  offer to purchase,  redeem or defease any of the Indebtedness under 2001 Subordinated  Indenture,  2002 Subordinated  Indenture,  New Subordinated Indenture,
any  Refinancing  Indenture or any such other  Indebtedness.  For  avoidance  of doubt,  the  determination  of the percentage  of Voting  Stock owned by any Person  shall be based upon the  percentage  of the general  voting power under  ordinary  circumstances  for  election of  directors  of the  Borrower  or the  Parent,  as the case may be, attributed to the Voting Stock owned by such Person.

                  “Change  in Law”  means  (i)  the  adoption  of any  law,  rule or  regulation  after  the  Fifth
Restatement Date, (ii) any change in any law, rule or regulation or in the  interpretation  or application  thereof by any  Governmental  Authority after the Fifth  Restatement  Date or (iii) compliance by any Credit Party (or, for purposes of Section 3.5(b),  by any lending office of such Credit Party or by such Credit Party’s holding  company, if any) with any  request,  guideline  or  directive  (whether or not having the force of law) of any  Governmental
Authority made or issued after the Fifth Restatement Date.

                  “Class”,  when used in reference to any Loan or  Borrowing,  refers to whether such Loan,  or the
Loans  comprising  such  Borrowing,  are  Revolving  Loans,  B Term  Loans,  C Term Loans or  Swingline  Loans,  as
applicable.

                  “Code” means the Internal Revenue Code of 1986.

                  “Collateral” means any and all collateral as described in any applicable Security Document.

                  “Commitment Fee Percentage”  means, at all times from and after the Fifth  Restatement  Effective
Date and  during the  applicable  periods  set forth  below,  the  percentage  set forth  below  under the  heading
“Commitment Fee Percentage”:

============================== ====================================================================
When the Total Leverage                             Commitment Fee Percentage
Ratio is:
------------------------------ --------------------------------------------------------------------
---------------- ------------- --------------------------------- ----------------------------------
 greater than      and less    when  the   Adjusted   Revolving  when   the   Adjusted   Revolving
                               Credit  Exposure is greater than  Credit  Exposure is less than 50%
                               or  equal  to 50%  of the  total  of    the     total     Revolving
  or equal to        than      Revolving Commitments             Commitments
---------------- ------------- --------------------------------- ----------------------------------
---------------- ------------- --------------------------------- ----------------------------------
   5.00:1.00                                0.500%                            0.625%
---------------- ------------- --------------------------------- ----------------------------------
---------------- ------------- --------------------------------- ----------------------------------
                  5.00:1.00                 0.375%                            0.500%
================ ============= ================================= ==================================

                  Changes in the  Commitment Fee  Percentage  resulting from a change in the Total Leverage  Ratio, as evidenced by the  Compliance  Certificate  most  recently  delivered to the  Administrative  Agent under Section
6.1(e),  the Credit  Request  most  recently  delivered  pursuant to Section  5.2, or a notice of  prepayment  most recently delivered  pursuant to Section 2.7(e) (in the case of a Credit Request and notice of prepayment  resulting in a net increase or decrease,  as  applicable,  in the  aggregate  outstanding  Revolving  Credit  Exposure of all
Lenders on any Business Day of $10,000,000 or more) in each case evidencing such a change,  shall become  effective upon (i) in the case of the delivery of a Compliance  Certificate,  the first  Business Day  following the delivery of such  Compliance  Certificate  together  with the  applicable  financial  statements  required  to be  delivered pursuant  to Section  6.1(a) or (b), as the case may be, and (ii) in the case of the  delivery of a Credit  Request or notice of  prepayment,  the  borrowing  date or the  prepayment  date, as the case may be,  applicable  thereto.
Notwithstanding  anything to the  contrary in this  definition,  (x) if the  Borrower  shall fail to deliver to the
Administrative  Agent a Compliance  Certificate  together with the applicable  financial  statements required to be delivered  pursuant to Section  6.1(a) or (b),  as the case may be, on or prior to any date  required  hereby,  the
Total  Leverage  Ratio for  purposes  of this  defined  term only  shall be deemed to be  greater  than or equal to
5.00:1.00  from and  including  such date to the date of delivery to the  Administrative  Agent of such  Compliance
Certificate  together with such applicable  financial  statements and (y) during the period commencing on the Fifth
Restatement  Effective  Date and  ending on the date of  delivery  to the  Administrative  Agent of the  Compliance
Certificate  in respect of the fourth full fiscal quarter ending after the Fifth  Restatement  Effective  Date, the
Total Leverage Ratio for purposes of  this defined term shall be deemed to be greater than or equal to 5.00:1.00.

                  “Commitments”  means,  collectively,  the Revolving  Commitments,  the B Term Commitments,  the C
Term Commitments (if applicable) and the Swingline Commitment.

                  “Communications Act” means the Federal Communications Act of 1934.

                  “Compliance Certificate” means a certificate, substantially in the form of Exhibit G.

                  “Confidential Information” has the meaning assigned to such term in Section 10.13.

                  “Continuing  Lender”  means  a  Person  that  is a  Lender  hereunder  on the  Fifth  Restatement
Effective Date and that was a Lender under and as defined in the Fourth  Restated  Agreement  immediately  prior to the Fifth Restatement Effective Date.

                  “Control”  means the  possession,  directly  or  indirectly,  of the power to direct or cause the direction of the  management or policies of a Person,  whether  through the ability to exercise  voting  power,  by contract or otherwise. The terms “Controlling” and “Controlled” have meanings correlative thereto.

                  “Credit Parties” means the Administrative Agent, the Issuing Bank and the Lenders.

                  “Credit  Request”  means a Credit  Request,  substantially  in the form of  Exhibit C, or in such other form as shall be acceptable to the Administrative Agent.

                  “Debt Service” means,  at any date of  determination,  the sum of Interest  Expense and scheduled principal  amortization  (including  scheduled mandatory reductions of revolving credit and similar commitments) of
Total Funded Debt,  whether or not actually paid, for the period of four consecutive  fiscal quarters ending on, or most recently before, such date.

                  “Default”  means  any event or  condition  which  constitutes  an Event of  Default  or that upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

                   “Departing  Lender”  means a  Person  that was a  Lender  under  and as  defined  in the  Fourth
Restated  Agreement  immediately prior to the Fifth  Restatement  Effective Date and that is not a Lender hereunder on the Fifth Restatement Effective Date.

                   “Disclosed Matters” means the actions,  suits,  proceedings and environmental  matters disclosed in Schedule 4.6.

                  “Discontinued  Broadcasting  Station” means a Broadcasting Station licensed to or operated by the
Parent or any of the  Restricted  Subsidiaries  in respect of which the Parent or such  Restricted  Subsidiary  has voluntarily  discontinued  operations,  which  discontinuance  shall not be the direct result of any investigation, notice of violation, order or complaint issued by or before the FCC.

                   “Disqualified  Equity  Interest”  means any Equity Interest of any Person that, by its terms (or by the terms of any security  into which it is  convertible  or for which it is  exchangeable  at the option of the holder thereof),  or upon the happening of any event, matures or is mandatorily  redeemable,  pursuant to a sinking fund obligation or otherwise, or is redeemable at the option of the holder thereof, in whole or in part.

                  “Documentation  Agents” means Fleet  National Bank and ING (U.S.)  Capital LLC, in their capacity as documentation agents for the Lenders hereunder.

                  “dollars” or “$” refers to lawful money of the United States of America.

                  “Environmental Laws” means all laws, rules,  regulations,  codes,  ordinances,  orders,  decrees, judgments,  injunctions,  notices or binding  agreements  issued,  promulgated or entered into by any  Governmental
Authority,  relating  in any  way to the  environment,  preservation  or  reclamation  of  natural  resources,  the management, release or threatened release of any Hazardous Material or to health and safety matters.

                  “Environmental  Liability”  means,  as to any Person,  any  liability,  contingent  or  otherwise
(including any liability for damages,  costs of environmental  remediation,  fines,  penalties or indemnities),  of such Person directly or indirectly  resulting from or based upon (i) violation of any  Environmental  Law, (ii) the generation,  use,  handling,  transportation,  storage,  treatment or disposal of any  Hazardous  Materials,  (iii)
exposure to any Hazardous  Materials,  (iv) the release or threatened  release of any Hazardous  Materials into the environment or (v) any contract,  agreement or other consensual  arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

                  “Equity  Acquisition  Issuance”  means,  with  respect to an  Investment  permitted  pursuant  to
Section  7.4(g) or (h),  the  issuance  or sale by the Parent  after the Fifth  Restatement  Effective  Date of any
Equity  Interests to the extent that the  consideration  paid for such  Investment  is payable in Equity  Interests
(other than  Disqualified  Equity Interests) and/or the net cash proceeds received by the Parent from such issuance or sale, provided that such net cash proceeds are received not earlier than 30 days prior to such Investment.

                  “Equity  Interest”  means (i)  shares  of  corporate  stock,  partnership  interests,  membership interests,  and any other  interest that confers on a Person the right to receive a share of the profits and losses of, or  distribution of assets of, the issuing  Person,  and (ii) all warrants,  options or other rights to acquire any Equity Interest set forth in clause (i) of this defined term.

                  “Equity  Issuance”  means (i) the  issuance  or sale by the  Parent  after the Fifth  Restatement
Effective Date of (x) any Equity  Interests  (other than Equity Interests issued on the exercise of any warrants or options  described in the  parenthetical to clause (y) below),  (y) any warrants or options  exercisable in respect of Equity  Interests  (other than any warrants or options issued to directors,  officers,  employees or consultants of the Parent or of any of the  Subsidiaries  pursuant to the 1999 Stock  Incentive  Plan, as amended and in effect on the Fifth  Restatement  Date),  or (z) any other security or instrument  representing an Equity Interest (or the right to obtain any Equity  Interest) in the Parent or (ii) the receipt by the Parent  after the Fifth  Restatement
Effective  Date of any  capital  contribution  (whether  or not  evidenced  by any  equity  security  issued by the
Parent);  provided  that an “Equity  Issuance”  shall not include (a) an Equity  Acquisition  Issuance  and (b) the issuance or sale by the Parent of the New  Subordinated  Indenture Notes or any Equity Interests of the Parent upon the conversion of the New Subordinated Indenture Notes, if applicable.

                  “ERISA” means the Employee Retirement Income Security Act of 1974.

                  “ERISA Affiliate” means any trade or business (whether or not incorporated)  that,  together with the Parent or any  Subsidiary,  is treated as a single  employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code,  is treated as a single  employer  under  Section
414 of the Code.

                  “ERISA  Event”  means (i) any  “reportable  event”,  as defined  in Section  4043 of ERISA or the regulations  issued  thereunder  with respect to a Plan (other than an event for which the 30 day notice  period is waived);  (ii) the  existence  with  respect to any Plan of an  “accumulated  funding  deficiency”  (as  defined in
Section  412 of the Code or Section  302 of ERISA),  whether or not  waived;  (iii) the filing  pursuant to Section
412(d) of the Code or Section 303(a) of ERISA of an application for a waiver of the minimum  funding  standard with respect to any Plan;  (iv) the  incurrence by the Parent,  any  Subsidiary or any ERISA  Affiliate of any liability under  Title IV of ERISA  with  respect  to the  termination  of any  Plan;  (v) the  receipt  by the  Parent,  any
Subsidiary or any ERISA Affiliate from the PBGC or a plan  administrator  of any notice relating to an intention to terminate  any Plan or Plans or to appoint a trustee to  administer  any Plan;  (vi) the  incurrence by the Parent, any Subsidiary or any ERISA  Affiliate of any liability with respect to the withdrawal or partial  withdrawal  from any Plan or  Multiemployer  Plan; or (vii) the receipt by the Parent,  any Subsidiary or any ERISA Affiliate of any
notice,  or the receipt by any  Multiemployer  Plan from the Parent,  any Subsidiary or any ERISA  Affiliate of any
notice,  concerning the imposition of Withdrawal  Liability or a determination  that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

                  “Eurodollar”,  when used in reference to any Loan or  Borrowing,  refers to whether such Loan, or the Loans  comprising such Borrowing,  are bearing  interest at a rate determined by reference to the Adjusted LIBO
Rate.

                  “Event of Default” has the meaning assigned to such term in Article 8.

                  “Excess Cash Flow” means,  in respect of any period,  Operating Cash Flow for such period (before any  adjustments  to reflect  acquisitions,  sales and exchanges of property  during such period) minus the sum of, without  duplication:  (i)  Fixed  Charges  (adjusted  to add to  Fixed  Charges,  to the  extent  excluded  in the calculation  thereof,  the amounts  referenced  in the  parenthetical  to clause (iii) of the  definition of “Fixed
Charges”),  (ii) voluntary  principal  prepayments of the Term Loan and/or Revolving Loans made pursuant to Section
2.7(a),  provided that in the case of the prepayment of Revolving Loans, the Revolving  Commitments are permanently reduced in an aggregate amount equal to such  prepayments,  and (iii)  Investments made by the Parent or any of the
Restricted  Subsidiaries  pursuant to Section 7.4(g),  to the extent made in cash (other than cash constituting Net
Equity Acquisition Proceeds), in each case for or during such period.

                  “Exchange Act” means the Securities and Exchange Act of 1934, as amended.

                  “Excluded  Cash Flow” means,  for any period,  Operating  Cash Flow for such period  allocable to all Excluded Properties.

                  “Excluded  Property” means, at any time, (i) any Broadcasting  Station,  designated in writing by the Borrower to the Administrative  Agent and the Lenders as an Excluded Property,  that was acquired by the Parent or any Restricted  Subsidiary  within the immediately  preceding 18 month period and in respect of which the Parent commenced a religious talk,  conservative  talk or religious music format when no such format was broadcast by such
Broadcasting  Station  immediately  prior to such  acquisition by the Parent or any Restricted  Subsidiary and (ii)
WBGB (FM), Ponte Vedra Beach, Florida, WZNZ (AM),  Jacksonville,  Florida,  WJGR (AM),  Jacksonville,  Florida, and
WZAZ (AM),  Jacksonville,  Florida,  if such  Broadcasting  Station was  acquired  by the Parent or any  Restricted
Subsidiary within the immediately preceding 18 month period.

                  “Excluded Taxes” means,  collectively,  in the case of any Credit Party, (i) taxes imposed on the net income of such Credit Party by the  jurisdiction  in which such Credit Party has its situs of  organization  or in which such Credit Party’s  lending office is located,  (ii) taxes imposed on the net income of such Credit Party
(other  than  those  taxes  described  in clause  (i)),  except to the extent  that such taxes  would not have been incurred  but for the  situs of  organization,  any  place of  business  or the  activities  of the  Parent  or any
Subsidiary in the  jurisdiction  imposing the tax,  (iii) any tax imposed on a transfer of a Note, and (iv) any tax imposed as a result of the willful misconduct of such Credit Party.

                  “FCC” means the United States Federal Communications Commission.

                  “FCC  License”  means any  governmental  approval  or  authorization  issued to the Parent or any
Restricted Subsidiary by the FCC or acquired or otherwise  transferred to the Parent or any Restricted  Subsidiary, pursuant to the Communications Act.

                  “FCC Order” means an Initial FCC Order or a Final FCC Order as the context may require.

                  “Federal  Funds  Effective  Rate” means,  for any day, a rate per annum  (expressed as a decimal, rounded  upwards,  if  necessary,  to the next higher  1/100 of 1%) equal to the  weighted  average of the rates on overnight  federal funds  transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published by the Federal  Reserve  Bank of New York on the Business Day next  succeeding  such day, provided  that (i) if the day for which such rate is to be  determined  is not a Business  Day,  the Federal  Funds
Effective  Rate for such day shall be such  rate on such  transactions  on the next  preceding  Business  Day as so published on the next  succeeding  Business Day, and (ii) if such rate is not so published for any day, the Federal
Funds  Effective  Rate for such  day  shall be the  average  of the  quotations  for such day on such  transactions received by the Administrative Agent from three Federal Funds brokers of recognized standing selected by it.

                  “Fifth Restatement Date” has the meaning assigned to such term in Recital J.

                  “Fifth Restatement Effective Date” has the meaning assigned to such term in Section 5.1.

                  “Final FCC Order” means,  with respect to any assignment or transfer of FCC Licenses,  an Initial
FCC Order which shall not have been reversed,  stayed,  enjoined,  annulled or suspended and the time for filing an appeal,  petition for  certiorari  or other  request for  administrative  or judicial  relief,  or for  instituting administrative  review of such order sua sponte, has expired and as to which no appeal,  petition for certiorari or other formal request for  administrative  or judicial  relief,  or for  instituting  administrative  review of such order sua sponte,  has been filed and is pending or, if an appeal,  petition for  certiorari  or other  request for administrative  or judicial relief,  or for instituting  administrative  review of such order sua sponte,  has been filed or taken,  such  Initial  FCC  Order  has been  affirmed  (or such  appeal,  petition  or other  request  for administrative  or judicial  relief has been  dismissed  as moot) by the highest  court (or other  tribunal  having appellate  jurisdiction  over such  Initial FCC Order) to which such Initial FCC Order was appealed or the petition for  certiorari  has been  denied  or, in the case of an  Initial  FCC Order  which the FCC  decided  to review sua sponte,  the FCC has either withdrawn or dismissed such review,  and the time to take any further appeal or to seek further certiorari or judicial or administrative review has expired.

                  “Financial  Officer” means, as to any Person the chief financial  officer,  principal  accounting officer, vice president-finance or controller of such Person.

                  “First Restated Agreement” has the meaning assigned to such term in Recital C.

                  “First Restatement Date” has the meaning assigned to such term in Recital C.

                  “Fixed  Charge  Coverage  Ratio”  means,  as of the end of any fiscal  quarter,  the ratio of (i)
Operating Cash Flow for the period of four  consecutive  fiscal  quarters  ending thereon to (ii) Fixed Charges for such period.

                  “Fixed Charges” means at any date of  determination,  for the period of four  consecutive  fiscal quarters ending on, or most recently before,  such date, the sum, without  duplication,  of (i) Debt Service,  (ii)
cash  income  taxes  paid  (other  than cash taxes  paid in  connection  with a sale of  property),  (iii)  capital expenditures  (excluding  capital  expenditures  made with  insurance  proceeds  or  condemnation  awards,  capital expenditures  associated  with  an  acquisition  made  within  the  12  month  period  immediately  following  such acquisition,  and  non-maintenance  capital  expenditures  made in  connection  with the  upgrade  of  Broadcasting
Stations not exceeding  $3,000,000,  provided that, with respect to any such  non-maintenance  capital expenditures made in  connection  with the  upgrade of a  Broadcasting  Station  exceeding  $100,000,  the  Borrower  shall have provided the Administrative  Agent with prompt written notice thereof),  and (iv) Investments made to support Other
Media Assets,  provided that if Other Media Cash Flow is negative,  such negative Other Media Cash Flow  (expressed as a positive number) shall be subtracted from such Investments  (provided that the resulting  difference shall not be less than $0), in each case of the Parent and the Restricted  Subsidiaries on a consolidated  basis,  determined in accordance with GAAP, for such period.

                  “Foreign  Lender” means any Lender that is organized under the laws of a jurisdiction  other than that in which the  applicable  Loan Party is  located.  For  purposes  of this  definition,  the  United  States of
America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

                  “Fourth Restated Agreement” has the meaning assigned to such term in Recital F.

                  “Fourth Restatement Date” has the meaning assigned to such term in Recital F.

                  “FR Board”  means the Board of Governors of the Federal  Reserve  System of the United  States of
America.

                   “GAAP”  means  generally  accepted  accounting  principles  in  effect  from time to time in the
United States of America.

                  “Governmental  Authority” means the government of the United States of America,  any other nation or any  political  subdivision  thereof,  whether  state or  local,  and any  agency,  authority,  instrumentality, regulatory  body,  court,  central  bank or other  entity  exercising  executive,  legislative,  judicial,  taxing, regulatory or administrative powers or functions of or pertaining to government.

                  “Guarantee”  of  or  by  any  Person  (the  “guarantor”)  means  any  obligation,  contingent  or otherwise,  of the guarantor  guaranteeing or having the economic effect of guaranteeing  any Indebtedness or other obligation  of any other  Person (the  “primary  obligor”)  in any manner,  whether  directly  or  indirectly,  and including any obligation of the guarantor,  direct or indirect,  (i) to purchase or pay (or advance or supply funds for the  purchase or payment of) such  Indebtedness  or other  obligation  or to purchase  (or to advance or supply funds for the purchase of) any security for the payment  thereof,  (ii) to purchase or lease  property,  securities or  services  for the  purpose of  assuring  the owner of such  Indebtedness  or other  obligation  of the  payment thereof,  (iii) to  maintain  working  capital,  equity  capital  or any other  financial  statement  condition  or liquidity of the primary obligor as to enable the primary obligor to pay such  Indebtedness or other  obligation or
(iv) as an  account  party in  respect  of any  letter  of credit or letter  of  guaranty  issued to  support  such
Indebtedness or obligation,  provided that the term  “Guarantee”  shall not include  endorsements for collection or deposit in the ordinary course of business.  The term “Guaranteed” has a meaning correlative thereto.

                  “Guarantee  Agreement” means the Amended and Restated Guarantee  Agreement,  substantially in the form of Exhibit E, among the Parent,  the Borrower,  the Subsidiary  Guarantors and the  Administrative  Agent, for
the benefit of the Secured Parties.  The Guarantee  Agreement amends,  restates and combines,  in whole or in part,
(i) the Second  Amended and  Restated  Parent  Guaranty,  dated as of June 15, 2001,  by and among the Parent,  the
Borrower  and the  Administrative  Agent  and (ii) the  Amended  and  Restated  Subsidiary  Guaranty  and  Security
Agreement,  dated as of June 15, 2001, by and among the Borrower,  the Subsidiary  Guarantors party thereto and the
Administrative Agent.

                  “Guarantee  Documents”  means  the  Guarantee  Agreement  and  each  other  guarantee  agreement, instrument  or other  document  executed or  delivered  pursuant to Section  6.12 or 6.13 to  guarantee  any of the
Obligations.

                  “Guarantors” means, collectively, the Parent and the Subsidiary Guarantors.

                  “Hazardous  Materials” means all explosive or radioactive  substances or wastes and all hazardous or toxic  substances,  wastes or other  pollutants,  including  petroleum  or  petroleum  distillates,  asbestos or asbestos containing  materials,  polychlorinated  biphenyls,  radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

                  “Hedging  Agreement”  means any interest rate protection  agreement,  foreign  currency  exchange agreement,  commodity  price  protection  agreement or other interest or currency  exchange rate or commodity price swap, cap, collar, hedging or other like arrangement.

                  “Incoming  Lender” means a Person that is a Lender hereunder on the Fifth  Restatement  Effective
Date and that was not a Lender  under and as defined  in the Fourth  Restated  Agreement  immediately  prior to the
Fifth Restatement Effective Date.

                  “Increase  Supplement” means a Revolving Increase  Supplement,  a B Term Increase Supplement or a
C Term Increase Supplement, as applicable.

                  “Increasing Lender” has the meaning assigned to such term in Section 2.5(f).

                  “Indebtedness” of any Person means, without  duplication,  (i) all obligations of such Person for borrowed  money,  (ii) all  obligations of such Person  evidenced by or otherwise in respect of bonds,  debentures, notes or similar  instruments,  including  seller paper,  (iii) all  obligations of such Person upon which interest charges are customarily  paid, (iv) all obligations of such Person under  conditional sale or other title retention agreements  relating to property  acquired by such  Person,  (v) all  obligations  of such Person in respect of the deferred purchase price of property or services (including  contingent payment,  earn out and similar obligations),
(vi) all Capital Lease Obligations of such Person, (vii) all obligations,  contingent or otherwise,  of such Person in respect of bankers  acceptances  or as an account party in respect of letters of credit and letters of guaranty,
(viii) any of the  foregoing  of others  secured by (or for which the holder of such  Indebtedness  has an existing right,  contingent or otherwise,  to be secured by) any Lien on property owned or acquired by such Person,  whether or not the Indebtedness  secured thereby has been assumed (other than Permitted  Encumbrances  described in clauses
(a), (c), (d) and (f) of the definition  thereof),  and (ix) all Guarantees by such Person of any of the foregoing;
provided that  Indebtedness  shall not include (a) accounts  payable  incurred in the ordinary  course of business,
(b) deferred  revenue,  (c) accrued  liabilities  incurred in the ordinary course of business,  (d) deferred taxes,
(e) accrued and deferred  compensation  payable,  (f) current taxes payable and (g) accrued interest  payable.  The
Indebtedness of any Person shall include the  Indebtedness of any other entity  (including any partnership in which such  Person is a general  partner)  to the extent  such  Person is liable  therefor  as a result of such  Person’s ownership interest in or other  relationship with such entity,  except to the extent the terms of such Indebtedness expressly provide that such Person is not liable therefor.

                  “Indemnified Taxes” means Taxes other than Excluded Taxes.

                  “Indemnitee” has the meaning assigned to such term in Section 10.3(b).

                  “Initial  FCC Order”  means,  with respect to any  assignment  or transfer of FCC  Licenses,  the initial order or other initial  written  action or actions by the FCC approving an  application  for the assignment or transfer of such FCC  Licenses  for each  Broadcasting  Station to be  acquired as part of such  acquisition  or transferred as part of a permitted transfer in the manner contemplated by such application.

                  “Interest  Coverage  Ratio” means,  as of any fiscal quarter end, the ratio of (i) Operating Cash
Flow for the period of the four  consecutive  fiscal  quarters  ending  thereon to (ii)  Interest  Expense for such period.

                  “Interest  Election  Request”  means a request by the Borrower to convert or continue a Borrowing in accordance with Section 3.2.

                  “Interest  Expense” means, for any period,  the sum for such period of all (i) interest (adjusted to give effect to all Hedging  Agreements and fees and expenses paid in connection  with same, all as determined in accordance  with GAAP) on Total Funded Debt and (ii)  commitment,  letter of credit and similar  fees, in each case of the Parent and the Restricted Subsidiaries on a consolidated basis, determined in accordance with GAAP.

                  “Interest  Payment  Date”  means (i) with  respect to any ABR Loan,  the last day of each  March,
June,  September  and  December,  (ii) with respect to any  Eurodollar  Loan,  the last day of the Interest  Period applicable to the Borrowing of which such  Eurodollar  Loan is a part and, in the case of a Eurodollar Loan with an
Interest  Period of more than three months’  duration,  each day prior to the last day of such Interest Period that occurs at intervals of three months’  duration after the first day of such Interest  Period,  (iii) with respect to all  Revolving  Loans,  the Revolving  Maturity  Date,  (iv) with respect to all B Term Loans,  the B Term Maturity
Date, (v) with respect to all C Term Loans,  the C Term Maturity Date and (vi) with respect to any Swingline  Loan, the day that such Swingline Loan is required to be repaid.

                  “Interest  Period” means the period  commencing  on the date of such  Borrowing and ending on the numerically  corresponding  day in the calendar  month that is one,  two,  three or six months  thereafter,  as the
Borrower may elect,  provided  that (i) if any Interest  Period would end on a day other than a Business  Day, such
Interest  Period shall be extended to the next succeeding  Business Day,  unless such next succeeding  Business Day would  fall in the next  calendar  month,  in which  case such  Interest  Period  shall  end on the next  preceding
Business Day, and (ii) any Interest  Period that  commences on the last  Business Day of a calendar  month (or on a day for which there is no numerically  corresponding  day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period.  For purposes hereof,  the date of a Borrowing  initially  shall be the date on which such  Borrowing is made and  thereafter  shall be the  effective date of the most recent conversion or continuation of such Borrowing.

                  “Investment” has the meaning assigned to such term in Section 7.4.

                  “Issuing Bank” means BNY, in its capacity as issuer of Letters of Credit.

                  “LC Disbursement” means a payment made by the Issuing Bank pursuant to a Letter of Credit.

                  “LC Exposure”  means,  at any time, (i) with respect to all of the applicable  Lenders,  the sum, without  duplication,  of (x) the aggregate  undrawn amount of all outstanding  Letters of Credit at such time plus
(y) the  aggregate  amount  of all LC  Disbursements  that  have not yet been  reimbursed  by or on  behalf  of the
Borrower at such time and (ii) with respect to each  applicable  Lender,  its  Applicable  Percentage of the amount determined under clause (i).

                  “Lenders”  means the Persons  listed on Schedule  2.1 and any other Person that shall have become a party hereto  pursuant to an  Assignment  and  Acceptance or an Increase  Supplement,  other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance.  Unless the context otherwise  requires, the term “Lenders” includes the Swingline Lender.

                  “Letter of Credit”  means any standby  letter of credit  (and any  successive  renewals  thereof)
issued pursuant to this Credit Agreement, and including any Letters of Credit
(under  and as  defined in the  Fourth  Restated  Agreement)  which  remain  outstanding  on the Fifth  Restatement
Effective Date.

                  “LIBO Rate” means,  with respect to any Eurodollar  Borrowing for any Interest  Period,  the rate of interest per annum as  determined  by the  Administrative  Agent,  equal to the rate,  as reported by BNY to the
Administrative  Agent,  quoted by BNY to leading banks in the London  interbank  market as the rate at which BNY is offering dollar deposits in an amount  approximately  equal to its ratable share of such Eurodollar  Borrowing with a maturity  comparable to such Interest Period at  approximately  11:00 a.m.,  London time, two Business Days prior to the commencement of such Interest Period.

                  “Lien”  means,  with  respect  to any  asset,  (i) any  mortgage,  deed of trust,  lien,  pledge, hypothecation,  encumbrance,  charge or security interest in, on or of such asset, (ii) the interest of a vendor or a lessor under any conditional sale agreement,  capital lease or title retention  agreement  relating to such asset and (iii) in the case of securities,  any purchase  option,  call or similar right of a third party with respect to such securities.

                  “Loan  Documents”  means  this  Credit  Agreement,   the  Notes,  the  Guarantee  Documents,  the
documentation in respect of each Letter of Credit, each Increase Supplement and the Security Documents.

                  “Loan Parties” means the Borrower and the Guarantors.

                  “Loans”  means the loans made by the Lenders to the Borrower  pursuant to this Credit  Agreement, including the portion of the RC Loans (as defined in the Fourth  Restated  Agreement)  continued as Revolving Loans under  this  Credit  Agreement  and B Term Loans  resulting  from the  conversion  of a portion of the RC Loans (as defined in the Fourth Restated Agreement) to B Term Loans pursuant to this Credit Agreement.
                  “Local Marketing  Agreement” means, with respect to a Broadcasting  Station operated by a Person, an agreement or arrangement  with a Broadcasting  Station  operated by another Person pursuant to which the parties agree to function  cooperatively  in terms of  programming,  advertising,  sales,  consulting or similar  services, including an agreement or arrangement  with a  Broadcasting  Station  operated by another Person  pursuant to which any Broadcasting  Station (i) sells broadcast time to any other  Broadcasting  Station that programs such broadcast time  and  sells  its own  commercial  advertising  announcements  during  such  broadcast  time or (ii)  purchases broadcast time on any other  Broadcasting  Station for the purpose of  programming  such broadcast time and selling its commercial advertisements during such time.

                  “Margin Stock” has the meaning assigned to such term in Regulation U.

                  “Material  Adverse  Effect”  means  a  material  adverse  effect  on (i)  the  business,  assets, operations,  prospects or  condition,  financial or otherwise,  of (x) the Borrower and the Borrower  Subsidiaries,
taken as a whole,  or (y) the Parent and the  Restricted  Subsidiaries,  taken as a whole,  (ii) the ability of any
Loan Party to perform its  obligations  under the Loan Documents to which it is a party or (iii) the ability of the
Credit Parties to enforce any of the Loan Documents.

                  “Material  Obligations”  means,  as of any date,  Indebtedness or other  obligations  (other than
Indebtedness  or  other  obligations  under  the Loan  Documents)  of any one or more of the  Parent  or any of the
Subsidiaries  in an  aggregate  principal  amount  exceeding  $1,000,000.  For  purposes  of  determining  Material
Obligations,  the  “principal  amount” of any  Indebtedness  or other  obligations at any time shall be the maximum aggregate  amount  (giving  effect to any netting  agreements)  that the Parent or any  Subsidiary,  as applicable, would be required to pay if such Indebtedness or other obligations became due and payable on such day.

                  “Mortgage” means a mortgage,  deed of trust,  assignment of leases and rents,  leasehold mortgage or other  security  document  granting a Lien on any Mortgaged  Property to secure the  Obligations.  Each Mortgage shall be satisfactory in form and substance to the Administrative Agent.

                  “Mortgaged  Property”  means each parcel of real property and the  improvements  thereto owned by any Loan Party with respect to which (i) a Mortgage was executed and  delivered to the  Administrative  Agent prior to the Fifth Restatement  Effective Date and (ii) a Mortgage is granted after the Fifth Restatement  Effective Date pursuant to Section 6.12 or 6.13.

                  Multiemployer Plan” means a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

                  “Net Debt Proceeds” means,  with respect to the issuance of the New Subordinated  Indenture Notes and the Refinancing  Subordinated  Indenture  Notes, the cash proceeds  received by the Parent or the Borrower,  as applicable,  in  respect of such  issuance  net of the sum of sales and other  commissions  and all legal and other related expenses incurred in connection therewith.

                  “Net Equity Proceeds” means,  with respect to any Equity Issuance,  the cash proceeds received by the  Parent  in  respect  of  such  Equity  Issuance,  including  any  cash  subscription  payment  or  other  cash consideration paid in connection  therewith,  net of the sum of sales and other commissions and all legal and other related expenses  incurred in connection  therewith,  provided that, with respect to each Equity Issuance after the
Fifth Restatement  Effective Date, if no Default exists  immediately  before or after giving effect thereto and the
Administrative  Agent  shall have  received a  certificate  of a Financial  Officer of the  Borrower to that effect
(which  certificate  contains  calculations  in  reasonable  detail of the covenants in Section 7.12 on a pro forma basis giving  effect to the receipt of the net proceeds of such Equity  Issuance and any  prepayments  of the Loans made  therewith),  the  lesser  of (i) the  amount  of such  net  proceeds  of such  Equity  Issuance  and (ii) the difference  (provided that the resulting  difference shall not be less than $0) between (x) $25,000,000 and (y) the aggregate Net Equity  Proceeds  received by the Parent in respect of all Equity  Issuances  (excluding  such Equity
Issuance) after the Fifth Restatement Effective Date shall not constitute Net Equity Proceeds.

                  “Net Equity  Acquisition  Proceeds” means, with respect to any Equity Acquisition  Issuance,  the cash  proceeds  received  by the  Parent  in  respect  of such  Equity  Acquisition  Issuance,  including  any cash subscription  payment or other cash consideration paid in connection  therewith,  net of the sum of sales and other commissions and all legal and other related expenses incurred in connection therewith.

                   “Net Proceeds” means,  with respect to any event,  (i) the cash proceeds  received in respect of such event,  including (a) any cash received in respect of any non-cash  proceeds,  but only as and when  received,
(b) in the case of a casualty,  insurance proceeds (other than proceeds from business  interruption  insurance) and
(c) in the case of a condemnation or similar event,  condemnation awards and similar payments,  (ii) net of the sum of (a) all  reasonable  fees and out of pocket  expenses paid by the Parent or any  Restricted  Subsidiary to third parties  in  connection  with such  event,  (b) in the case of a  Transfer  of an asset or the  issuance  of Equity
Interests  (other  than an Equity  Acquisition  Issuance),  the amount of all  payments  required to be made by the
Parent or any  Restricted  Subsidiary  as a result of such event to repay  Indebtedness  (other  than  Indebtedness under the Loan  Documents)  secured by such asset or  otherwise  subject to  mandatory  payment as a result of such event  and (c) the  amount  of all  taxes  paid (or  reasonably  estimated  to be  payable)  by the  Parent  or any
Restricted  Subsidiary and the amount of any cash reserves  established by the Parent or any Restricted  Subsidiary to fund contingent  liabilities  reasonably  estimated to be payable,  in each case during the year that such event occurred or the next  succeeding  year and that are  attributable  to such event (as  determined  reasonably and in good faith by the chief  financial  officer of the Parent or the  Borrower);  provided  that any such cash proceeds received in respect of a Transfer or, subject to Section 6.11, a casualty or other insured  damage or  condemnation or similar  proceeding at a time when no Event of Default  exists shall not  constitute  Net Proceeds to the extent used by the Parent or such Restricted  Subsidiary  during the one year period  following the event resulting in the payment of such cash proceeds to acquire assets  permitted to be acquired  pursuant to this Credit  Agreement or to repair or restore the assets subject to such event.

                  “New Lender” has the meaning assigned to such term in Section 2.5(f).

                  “New  Subordinated  Indenture”  means  the  subordinated  indenture  between  the  Parent  or the
Borrower, as applicable,  and The Bank of New York (or other financial institution),  as trustee, pursuant to which the New Subordinated Indenture Notes are issued.

                  “New Subordinated Indenture Documents” means,  collectively,  the New Subordinated Indenture, the
New Subordinated Indenture Guaranty and the New Subordinated Indenture Notes.

                  “New  Subordinated  Indenture  Guaranty” means the subordinated  guaranty or guaranties  executed and  delivered  by one or more of the Parent  and the  Restricted  Subsidiaries  pursuant  to the New  Subordinated
Indenture,  provided that each such guaranty  shall be in all respects in form and  substance  satisfactory  to the
Administrative Agent.

                  “New  Subordinated  Indenture Notes” means the senior  subordinated  notes issued or to be issued by the Parent or the Borrower, as applicable, to the extent permitted by Section 7.1(a)(v).

                  “Notes” means,  collectively,  (i) with respect to each Lender, a promissory note evidencing such
Lender’s  Loans  payable to the order of such  Lender  (or,  if  required  by such  Lender,  to such Lender and its registered  assigns)  substantially in the form of Exhibit D-1 and (ii) with respect to the Swingline  Lender,  the
Swingline Note.

                  “Obligations” has the meaning assigned to such term in the Security Agreement.

                  “Old Parent” has the meaning assigned to such term in Recital B.

                  “Operating  Cash Flow” means,  for any period,  the following  with respect to the Parent and the
Restricted  Subsidiaries,  determined on a consolidated  basis in accordance with GAAP: (i) revenues  (exclusive of reciprocal  and  barter  revenues)  and  interest  income  for such  period,  minus  (ii)  expenses  (exclusive  of depreciation,  amortization,  interest  expense,  income tax, and employee  compensation  payable  solely in Equity
Interests of the Parent, and reciprocal and barter  arrangements,  in each case to the extent included therein, but inclusive of fees payable  pursuant to Local  Marketing  Agreements),  plus (iii)  non-recurring  expense items and other  non-cash  expense  items  for such  period,  in each  case  mutually  agreed  upon by the  Borrower  and the
Administrative  Agent and, if such expense items for such period,  when aggregated  with any pro-forma  adjustments for such period referred to in the following  sentence,  exceed  $3,000,000,  the Required  Lenders,  to the extent deducted in  accordance  with clause (ii) above,  minus (iv)  non-recurring  or non-cash  revenues or  operating or non-operating  gains, minus (v) the amount of any cash payments related to non-cash charges that were added back in determining  Operating  Cash Flow pursuant to clause (iii) above in any prior period,  and minus (vi) Excluded Cash
Flow for such  period.  Operating  Cash Flow shall be adjusted on a  consistent  basis to reflect the  acquisition, sale,  exchange and  disposition  (for  purposes of this  definition,  a  disposition  shall be deemed to include a
Discontinued  Broadcasting  Station) of  property  during such  period as if such  acquisition,  sale,  exchange or disposition of property had occurred at the beginning of such period,  provided that pro-forma  adjustments related to certain station  operations of such Broadcasting  Stations being acquired  (mutually agreed upon by the Borrower and the Administrative  Agent and, if such pro-forma  adjustments for such period, when aggregated with all expense items for such period  referred to in clause  (iii)  above,  exceed  $3,000,000,  the  Required  Lenders)  shall be included in the  calculation  of Operating  Cash Flow.  Operating Cash Flow shall exclude all gains and losses from the sale, exchange or disposition of property and all extraordinary gains and losses.

                  “Original Credit Agreement” has the meaning assigned to such term in Recital A.

                  “Other  Media  Assets”  means  publications  and internet  services  directed at the same general audience as the radio broadcasting business of the Parent and the Restricted Subsidiaries.

                  “Other Media Cash Flow” means,  for any period,  net revenue  minus  operating  expenses for such period for the  non-reportable  segments of the Parent and the Restricted  Subsidiaries  as disclosed in accordance with SFAS No. 131 as other media on the  applicable  Form 10K or 10Q of the Parent for such  period,  plus or minus such adjustments in each case as mutually agreed upon between the Borrower and the Administrative Agent.

                  “Other  Taxes”  means any and all  current  or  future  stamp or  documentary  taxes or any other excise or  property  taxes,  charges  or  similar  levies  arising  from any  payment  made  hereunder  or from the execution, delivery or enforcement of, or otherwise with respect to, the Loan Documents.

                  “Parent” means Salem Communications Corporation, a Delaware corporation.

                  “Participant” has the meaning assigned to such term in Section 10.4(e).

                  “PBGC” means the Pension Benefit  Guaranty  Corporation  referred to and defined in ERISA and any successor entity performing similar functions.

                  “Pending  Acquisitions” means,  collectively,  the acquisition by a Borrower Subsidiary of any of the  Broadcasting  Stations  described in Schedule 1.1(P) for a purchase price not exceeding the applicable  amount set forth therein.

                  “Permitted Encumbrances” means:

1.       Liens  imposed by law for taxes that are not yet due or are being  contested  in  compliance  with Section
         6.4,  provided that such Liens are not senior  (except to the extent  provided by  applicable  law) to the
         Liens  granted to the Credit  Parties  under the Security  Documents  and no  enforcement  action has been taken by any Governmental Authority to enforce any such Lien against any Collateral;

2.       landlords’, vendors’, carriers’,  warehousemen’s,  mechanics’,  materialmen’s,  repairmen’s and other like
         Liens imposed by law,  arising in the ordinary  course of business and securing  obligations  that are not overdue by more than 60 days or are being contested in compliance with Section 6.4;

3.       pledges and deposits  made in the ordinary  course of business in compliance  with workers’  compensation, unemployment insurance and other social security laws or regulations (but not ERISA);

4.       deposits to secure the  performance  of bids,  trade  contracts  (other than  contracts for the payment of money), leases,  statutory obligations,  surety and appeal bonds,  performance bonds and other obligations of a like  nature,  in each case in the  ordinary  course of business so long as no  foreclosure,  sale or similar proceedings have been commenced with respect to any portion of the Collateral on account thereof;

5.       judgment  liens in respect of judgments  that do not  constitute  an Event of Default  under clause (k) of
         Article 8;

6.       easements,  zoning  restrictions,  rights-of-way and similar  encumbrances on real property imposed by law or arising in the ordinary  course of business that do not secure any monetary  obligations  and could not reasonably be expected to have a Material Adverse Effect;

7.       Liens in favor of a financial  institution  encumbering  deposits (including the right of set off) held by such  financial  institution  in the  ordinary  course of its  banking  business  and which are within the general parameters customary in the banking industry; and

8.       Liens on Margin Stock to the extent that a prohibition on such Liens would violate Regulation U.

                  “Permitted  Holders” means, as of any date of determination (i) any of Nancy A. Epperson,  Stuart
W. Epperson and Edward G. Atsinger  III;  (ii) family  members or the relatives of the Persons  described in clause
(i);  (iii) any trusts,  family  limited  partnerships  or other  similar  entities  created for the benefit of the
Persons  described in clauses (i),  (ii) or (iv) or any such entity for the benefit of such entity;  or (iv) in the event of the  incompetence or death of any of the Persons  described in clauses (i) and (ii), such Person’s estate, executor,  administrator,  committee or other personal  representative  or  beneficiaries,  in each case who at any particular date shall  beneficially own or have the right to acquire,  directly or indirectly,  Voting Stock of the
Parent.

                  “Permitted Investments” means:

(a)      debt  obligations  denominated  in  dollars  and  maturing  within  one year from the date of  acquisition thereof to the extent the  principal  thereof and interest  thereon is backed by the full faith and credit of the United States of America;

(b)      investments  in  commercial  paper  denominated  in dollars and maturing  within 270 days from the date of acquisition  thereof and having,  at such date of acquisition,  the highest credit rating  obtainable from
         Standard&Poor’s Ratings  Services,  a division of The McGraw Hill Companies,  or any successor  thereto, or from Moody’s Investors Service, Inc. or any successor thereto;

(c)      investments in certificates  of deposit,  banker’s  acceptances  and time deposits  denominated in dollars and  maturing  within 180 days from the date of  acquisition  thereof  issued or  guaranteed  by or placed with, and money market deposit  accounts  issued or offered by, any domestic office of any commercial bank organized  under  the laws of the  United  States of  America  or any State  thereof  that has a  combined capital and surplus and undivided  profits of not less than  $500,000,000  and which is rated at least A-2 by  Standard & Poor’s  Ratings  Services,  a division  of The McGraw  Hill  Companies,  or any  successor thereto,  and P-2 by Moody’s  Investors  Service,  Inc. or any successor thereto in the note or commercial paper rating category;

(d)      fully  collateralized  repurchase  agreements  denominated  in dollars and with a term of not more than 30 days for  securities  described  in clause  (a) of this  definition  and  entered  into  with a  financial institution satisfying the criteria described in clause (c) of this definition;

(e)      money  market  mutual  funds  denominated  in  dollars,  90% of the  investments  of which  are in cash or investments contemplated by clauses (a), (b) and (c) of this definition; and

(f)      other money market or fixed income mutual funds or similar  investments  denominated in dollars,  provided that the  aggregate  amount of cash and cash  equivalents  of the Parent and the  Restricted  Subsidiaries invested  in such money  market  mutual  funds and  similar  investments  shall not at any time exceed the greater of  $10,000,000  and 25% of the aggregate  amount of cash and cash  equivalents  of the Parent and the Restricted Subsidiaries.

                  “Person”  means  any  natural  person,  corporation,  limited  liability  company,  trust,  joint venture, association, company, partnership, Governmental Authority or other entity.

                  “Plan” means any employee  pension benefit plan (other than a Multiemployer  Plan) subject to the provisions  of Title IV of ERISA or Section  412 of the Code or Section  302 of ERISA,  and in respect of which the
Parent,  any Subsidiary or any ERISA  Affiliate is (or, if such plan were  terminated,  would under Section 4069 of
ERISA be deemed to be) an “employer” as defined in Section 3(5) of ERISA.

                  “Prepayment/Reduction Event” means, without duplication:

(a)      any  Transfer  of any  property  or asset of the  Parent  or any  Restricted  Subsidiary,  other  than (i)
         Transfers  described  in clauses (a) and (b) of Section 7.5 and (ii) so long as no Event of Default  shall exist  immediately  before or after giving effect thereto,  Transfers  resulting in aggregate Net Proceeds not exceeding  $25,000,000  during the period  commencing on the Fifth  Restatement Date and ending on the date of such Transfer; and

(b)      any  insured  casualty  or other  insured  damage to, or any taking  under  power of eminent  domain or by condemnation or similar  proceeding of, any property or asset of the Parent or any Restricted  Subsidiary, resulting in  aggregate Net Proceeds exceeding $500,000.

                  “Prime Rate” means the rate of interest  per annum  publicly  announced  from time to time by BNY as its prime  commercial  lending  rate at its  principal  office in New York City;  each  change in the Prime Rate being effective from and including the date such change is publicly  announced as being  effective.  The Prime Rate is not intended to be lowest rate of interest charged by BNY in connection with extensions of credit to borrowers.

                  “Pro-Forma Debt Service” means, at any date of determination,  the sum of (i) Pro-Forma  Interest
Expense plus (ii) scheduled payments of principal  (including  scheduled  mandatory  reductions of revolving credit and similar  commitments)  in respect of Total Funded Debt  required to be made during the four fiscal  quarters of the  Parent  immediately  succeeding  such date of  determination.  For  purposes  of  calculating  Pro-Forma  Debt
Service,  the  principal  amount  outstanding  under any  revolving  or line of credit  facility on the date of any calculation of Pro-Forma Debt Service shall be assumed to be outstanding  during the entire  applicable four fiscal quarter period, subject to any mandatory scheduled payments of principal required to be made during such period.

                  “Pro-Forma Debt Service  Coverage  Ratio” means,  as of the last day of any fiscal  quarter,  the ratio of (i) Operating  Cash Flow for the four fiscal  quarters  ending on such date to (ii) Pro-Forma Debt Service as of such date.

                  “Pro-Forma  Interest  Expense” means the sum of (i) all interest  (adjusted to give effect to all
Hedging  Agreements and fees and expenses paid in connection  with the same,  all as determined in accordance  with
GAAP) in respect of Total Funded Debt and (ii)  commitment,  letter of credit and similar fees, in each case of the
Parent and the Restricted  Subsidiaries on a consolidated  basis,  determined in accordance with GAAP, for the four fiscal  quarters  of the Parent  immediately  succeeding  any  determination  thereof.  Where any item of  interest varies or depends upon a variable  rate of interest  (or other rate of interest  which is not fixed for such entire four fiscal  quarters),  such rate, for purposes of calculating  Pro-Forma  Interest  Expense,  shall be assumed to equal the interest rate in effect on the date of such  calculation.  Also,  for purposes of  calculating  Pro-Forma
Interest  Expense,  the principal amount  outstanding under any revolving or line of credit facility on the date of any  calculation  of Pro-Forma Debt Service shall be assumed to be outstanding  during the entire  applicable  four fiscal quarter period,  subject to any mandatory  scheduled  payments of principal  required to be made during such period.

                  “RC Loans Prepayment” has the meaning assigned to such term in Section 5.1(l).

                   “Refinancing  Subordinated  Indenture”  means the indenture  between the Parent or the Borrower, as  applicable,  and The Bank of New York (or other  financial  institution),  as  trustee,  pursuant  to which the
Refinancing Subordinated Indenture Notes are issued.

                  “Refinancing   Subordinated   Indenture   Documents”   means,   collectively,   the   Refinancing
Subordinated  Indenture,   the  Refinancing  Subordinated  Indenture  Guaranty  and  the  Refinancing  Subordinated
Indenture Notes.

                  “Refinancing  Subordinated  Indenture  Guaranty”  means the  subordinated  guaranty or guaranties executed and delivered by one or more of the  Restricted  Subsidiaries  of the Parent  pursuant to the  Refinancing
Subordinated Indenture.

                  “Refinancing  Subordinated  Indenture  Notes”  means  subordinated  notes  of the  Parent  or the
Borrower, as applicable, issued after the Fifth Restatement Date to the extent permitted by Section 7.1(a)(vi).

                  “Register” has the meaning assigned to such term in Section 10.4(c).

                  “Regulation  D”  means  Regulation  D of the FR  Board  as from  time to time in  effect  and all official rulings and interpretations thereunder or thereof.

                  “Regulation  T”  means  Regulation  T of the FR  Board  as from  time to time in  effect  and all official rulings and interpretations thereunder or thereof.

                  “Regulation  U”  means  Regulation  U of the FR  Board  as from  time to time in  effect  and all official rulings and interpretations thereunder or thereof.

                  “Regulation  X”  means  Regulation  X of the FR  Board  as from  time to time in  effect  and all official rulings and interpretations thereunder or thereof.

                  “Related Parties” means, with respect to any specified Person,  such Person’s  Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person’s Affiliates.

                  “Required  Lenders”  means,  at any time,  Lenders  having  unused  Commitments  (other  than the
Swingline  Commitment),  LC  Exposure,  Swingline  Exposure and  outstanding  Loans  (other than  Swingline  Loans)
representing  greater  than 50% of the sum of the unused  Commitments  (other than the  Swingline  Commitment),  LC
Exposure, Swingline Exposure and outstanding Loans (other than Swingline Loans) of all Lenders.

                  “Restricted  Payment”  means,  as to any Person,  (i) any dividend or other  distribution by such
Person (whether in cash,  securities or other property) with respect to any Equity  Interests of such Person,  (ii)
any payment  (whether in cash,  securities or other property),  including any sinking fund or similar  deposit,  on account of the purchase,  redemption,  retirement,  acquisition,  cancellation  or  termination  of any such Equity
Interest,  (iii)  any  payment  of  principal,  interest  or  premium  or  any  purchase,  redemption,  retirement, acquisition  or  defeasance  with respect to any  Subordinated  Debt,  and (iv) the  acquisition  for value by such
Person of any Equity Interests issued by such Person or any other Person that Controls such Person.

                  “Restricted Subsidiary” means a Subsidiary of the Parent other than an Unrestricted Subsidiary.

                  “Revolving  Commitment”  means,  with respect to each Lender having a Revolving  Commitment,  the commitment  of such  Lender  to make  Revolving  Loans and to  acquire  participations  in  Letters  of Credit  and
Swingline Loans hereunder in an aggregate  outstanding  amount not exceeding the amount of such Lender’s  Revolving
Commitment as set forth on Schedule 2.1, in the initial  Revolving  Increase  Supplement  executed and delivered by such Lender, the Parent, the Borrower and the  Administrative  Agent, or in the Assignment and Acceptance  pursuant to which such Lender shall have assumed its Revolving Commitment,  as applicable,  as such Revolving Commitment may be adjusted from time to time pursuant to Section 2.5 or pursuant to assignments  by or to such Lender  pursuant to
Section  10.4.  The  initial  aggregate  amount  of the  Revolving  Commitments  on the Fifth  Restatement  Date is
$75,000,000.

                  “Revolving  Credit  Exposure”  means,  with  respect  to any  Lender at any time,  the sum of the aggregate  outstanding  principal amount of such Lender’s  Revolving Loans, LC Exposure and its Swingline  Exposure
at such time.

                  “Revolving Increase Supplement” means an increase supplement in the form of Exhibit H.

                  “Revolving  Loan”  means a Loan  referred to in Section  2.1(a) and made  pursuant to Section 2.4 and  including  that portion of a RC Loan (as defined in the Fourth  Restated  Agreement)  continued as a Revolving
Loan pursuant to Section 2.1(b).

                  “Revolving Maturity Date” means March 31, 2009.

                  “Salem California” has the meaning assigned to such term in Recital A.

                  “Second Restated Agreement” has the meaning assigned to such term in Recital D.

                  “Second Restatement Date” has the meaning assigned to such term in Recital D.

                  “Secured Parties” means the “Secured Parties” as defined in the Security Agreement.

                  “Security  Agreement”  means the Amended and Restated  Security  Agreement,  substantially in the form of Exhibit F, among the Parent,  the Borrower,  the Subsidiary  Guarantors and the  Administrative  Agent, for
the benefit of the Secured  Parties.  The Security  Agreement  amends,  restates and combines (i) the First Amended and  Restated  Parent  Security  Agreement,  dated  as of  June  15,  2001,  by and  between  the  Parent  and  the
Administrative  Agent,  (ii) the Second Amended and Restated Borrower  Security  Agreement,  dated as of August 24,
2000, and (iii) the Amended and Restated  Subsidiary  Guaranty and Security  Agreement,  dated as of June 15, 2001, by and among the Borrower, the Subsidiary Guarantors party thereto and the Administrative Agent.

                  “Security  Documents”  means the  Security  Agreement,  the  Mortgages  and each  other  security agreement,  instrument or other document  executed or delivered  pursuant to Sections 6.12 or 6.13 or Articles 4 or
11 of the Security Agreement to secure any of the Obligations.

                  “Senior  Leverage  Ratio”  means,  as of any date,  the ratio of (i) Total Funded Debt as of such date minus the sum of (x) cash and cash  equivalents of the Parent and the Restricted  Subsidiaries on such date in excess of $3,000,000 plus (y) the principal  amount of Subordinated  Debt outstanding on such date, to (ii) the sum of Operating Cash Flow plus Excluded Cash Flow for the period of four  consecutive  fiscal  quarters ending on such date, or if such date is not the last day of a fiscal quarter,  for the period of four consecutive  fiscal quarters ending most recently before such date.

                  “Statutory  Reserve Rate” means a fraction  (expressed  as a decimal),  the numerator of which is the  number  one and the  denominator  of which is the  number  one  minus the  aggregate  of the  maximum  reserve percentages  (including  any  marginal,  special,  emergency  or  supplemental  reserves)  expressed  as a  decimal established  by the FR Board to which the  Administrative  Agent is subject  for  eurocurrency  funding  (currently referred to as “Eurocurrency  liabilities” in Regulation D). Such reserve  percentages  shall include those imposed pursuant to Regulation D.  Eurodollar  Loans shall be deemed to constitute  eurocurrency  funding and to be subject to such  reserve  requirements  without  benefit  of or credit for  proration,  exemptions  or offsets  that may be available from time to time to any Lender under Regulation D or any comparable  regulation.  The Statutory  Reserve
Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

                  “Subordinated  Debt”  means,   collectively,   the  Indebtedness  in  respect  of  (i)  the  2001
Subordinated  Indenture  Documents,  (ii) the 2002  Subordinated  Indenture  Documents,  (iii) if  issued,  the New
Subordinated Indenture Documents, and (iv) if issued, the Refinancing Subordinated Indenture Documents.

                  “subsidiary”  means,  with  respect to any Person (the  “parent”) at any date,  any  corporation, limited  liability  company,  partnership,  association or other entity the accounts of which would be consolidated with those of the parent in the parent’s  consolidated  financial  statements  if such  financial  statements  were prepared in accordance  with GAAP as of such date, as well as any other  corporation,  limited  liability  company, partnership,  association or other entity of which securities or other ownership  interests  representing more than
50% of the equity or more than 50% of the  ordinary  voting  power is or, in the case of a  partnership,  more than
50% of the general  partnership  interests are, as of such date, owned,  Controlled or held by the parent or one or more subsidiaries of the parent.

                  “Subsidiary” means any subsidiary of the Parent.

                  “Subsidiary  Guarantor”  means  any  Subsidiary  (other  than the  Borrower)  that  executes  and delivers the Security  Documents and the Guarantee  Agreement,  in each case in  accordance  with Sections  5.1(g),
5.1(h), 6.12 and 6.13.

                  “Swingline  Commitment”  means,  with respect to the  Swingline  Lender,  the  commitment  of the
Swingline Lender to make Swingline Loans hereunder.  The amount of the Swingline Lender’s  Swingline  Commitment is
$5,000,000.

                  “Swingline  Exposure”  means,  at any time,  the aggregate  outstanding  principal  amount of all
Swingline  Loans  at such  time.  The  Swingline  Exposure  of any  Lender  at any  time  shall  be its  Applicable
Percentage of the Swingline Exposure at such time.

                  “Swingline Lender” means BNY in its capacity as lender of Swingline Loans hereunder.

                  “Swingline Loan” means a Loan made pursuant to Section 2.8.

                   “Swingline Note” means a promissory note,  substantially in the form of Exhibit D-2,  evidencing the Swingline Loans made by the Swingline Lender and payable to the order of the Swingline Lender.

                  “Swingline  Rate” means,  with respect to each  Swingline  Loan,  the rate per annum equal to the
Alternate Base Rate plus the Applicable Margin.

                  “Syndication  Agents” means General  Electric  Capital  Corporation  and SunTrust  Bank, in their capacity as syndication agents for the Lenders hereunder.

                  “Tax  Sharing  Agreement”  means the Tax Sharing  Agreement,  dated as of the Second  Restatement
Date, by and among the Parent and the Subsidiaries.

                  “Taxes” means any and all current or future taxes, levies, imposts, duties,  deductions,  charges or withholdings imposed by any Governmental Authority.

                  “Term Loans” means, collectively the B Term Loans and the C Term Loans.

                  “Third Restated Agreement” has the meaning assigned to such term in Recital E.

                  “Third Restatement Date” has the meaning assigned to such term in Recital E.

                  “Total  Adjusted  Funded Debt”  means,  on any date of  determination,  Total Funded Debt on such date minus the lesser of (i) 50% of the  purchase  price of all Excluded  Property  then owned by the Parent or any
Restricted Subsidiary and (ii) $45,000,000.

                  “Total  Funded Debt” means,  on any date of  determination,  the  aggregate  Indebtedness  of the
Parent and the Restricted Subsidiaries on a consolidated basis, determined in accordance with GAAP.

                  “Total  Leverage  Ratio” means, as of any date, the ratio of (i) Total Adjusted Funded Debt as of such date minus cash and cash  equivalents of the Parent and the Restricted  Subsidiaries on such date in excess of
$3,000,000,  to (ii) Adjusted  Operating Cash Flow for the period of four  consecutive  fiscal  quarters  ending on such  date,  or if such date is not the last day of a fiscal  quarter,  for the period of four  consecutive  fiscal quarters ending most recently before such date.

                  “Transactions”  means (i) the  execution,  delivery  and  performance  by each Loan Party of each
Loan  Document to which it is a party,  (ii) the  borrowing of the Loans and the issuance of the Letters of Credit, and (iii) the use of the proceeds of the Loans and the Letters of Credit.

                  “Transfer” has the meaning assigned to such term in Section 7.5.

                   “2001  Subordinated  Indenture”  means the  Indenture,  dated as of June 25,  2001  between  the
Borrower  and The Bank of New York,  as  trustee,  pursuant  to which the 2001  Subordinated  Indenture  Notes were issued.

                  “2001 Subordinated  Indenture Documents” means,  collectively,  the 2001 Subordinated  Indenture, the 2001 Subordinated Indenture Guaranty and the 2001 Subordinated Indenture Notes.

                  “2001  Subordinated  Indenture  Guaranty” means the  subordinated  guaranty by the Parent and the
Restricted  Subsidiaries  party to the 2001  Subordinated  Indenture of the  obligations  of the Borrower under the
2001 Subordinated Indenture.

                  “2001  Subordinated  Indenture  Notes” means the  Borrower’s 9% Senior  Subordinated  Notes,  due
2011,  issued  pursuant  to the  2001  Subordinated  Indenture  in  the  original  aggregate  principal  amount  of
$150,000,000.

                  “2002  Subordinated  Indenture” means the Indenture,  dated as of December 23, 2002,  between the
Borrower  and The Bank of New York,  as  trustee,  pursuant  to which the 2002  Subordinated  Indenture  Notes were issued.

                  “2002 Subordinated  Indenture Documents” means,  collectively,  the 2002 Subordinated  Indenture, the 2002 Subordinated Indenture Guaranty and the 2002 Subordinated Indenture Notes.

                  “2002  Subordinated  Indenture  Guaranty” means the  subordinated  guaranty by the Parent and the
Restricted  Subsidiaries  party to the 2002  Subordinated  Indenture of the  obligations  of the Borrower under the
2002 Subordinated Indenture.

                  “2002 Subordinated  Indenture Notes” means the Borrower’s 7-3/4% Senior  Subordinated  Notes, due
2010,  issued  pursuant  to the  2002  Subordinated  Indenture  in  the  original  aggregate  principal  amount  of
$100,000,000.

                  “Type”,  when used in reference to any Loan or Borrowing,  refers to whether the rate of interest on such Loan,  or on the Loans  comprising  such  Borrowing,  is  determined  by  reference to (i) in the case of a
Revolving Borrowing,  a B Term Borrowing or a C Term Borrowing,  the Adjusted LIBO Rate or the Alternate Base Rate,
or (ii) in the case of a Swingline Loan, the Swingline Rate

                  “Unrestricted  Subsidiary”  means a  Subsidiary  of the Parent  (other  than the  Borrower or any
Borrower  Subsidiary)  designated  as an  Unrestricted  Subsidiary  in  accordance  with  Section  10.14  and  each subsidiary thereof.

                  “Voting  Stock”  means  Equity  Interests  of the class or classes  pursuant to which the holders thereof have the general  voting power under  ordinary  circumstances  to elect at least a majority of the board of directors,  managers or trustees of a corporation  (irrespective  of whether or not at the time Equity Interests of any other class or classes shall have or might have voting power by reason or the happening of any contingency).

                  “Withdrawal  Liability”  means  liability  to a  Multiemployer  Plan as a result of a complete or partial withdrawal from such  Multiemployer  Plan, as such terms are defined in Part I of Subtitle E of Title IV of
ERISA.

Section 1.2       Classification of Loans and Borrowings

                  For purposes of this Credit  Agreement,  Loans may be classified  and referred to by Class (e.g., a “Revolving  Loan”) or by Type (e.g., a “Eurodollar  Loan”) or by Class and Type (e.g.,  a “Eurodollar  Revolving
Loan”).  Borrowings  may also be classified  and referred to by Class (e.g.,  a “Revolving  Borrowing”)  or by Type
(e.g., a “Eurodollar Borrowing”) or by Class and Type (e.g., a “Eurodollar Revolving Borrowing”).

Section 1.3       Terms Generally

                  The  definitions  of terms  herein  shall apply  equally to the  singular and plural forms of the terms defined.  Whenever the context may require, any pronoun shall include the corresponding  masculine,  feminine and neuter forms.  The words  “include”,  “includes” and  “including”  shall be deemed to be followed by the phrase
“without  limitation”.  The word “will” shall be construed to have the same meaning and effect as the word “shall”.
Unless the context  requires  otherwise,  (i) any definition of or reference to any agreement,  instrument or other document  herein shall be construed as referring to such  agreement,  instrument or other  document as from time to time amended,  restated,  supplemented or otherwise modified,  (ii) any definition of or reference to any law shall be construed as  referring  to such law as from time to time  amended and any  successor  thereto and the rules and regulations  promulgated from time to time thereunder,  (iii) any reference herein to any Person shall be construed to include such Person’s successors and assigns,  (iv) the words “herein”,  “hereof” and “hereunder”,  and words of similar  import,  shall be  construed to refer to this Credit  Agreement in its entirety and not to any  particular provision  hereof,  (v) all references herein to Articles,  Sections,  Exhibits and Schedules shall be construed to refer to Articles  and  Sections  of, and Exhibits  and  Schedules  to, this Credit  Agreement,  and (vi) the words
“asset” and “property”  shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties,  including cash,  securities,  accounts and contract rights. Any reference to an “applicable Lender” shall mean (i) in the case of Revolving  Borrowings,  Swingline Loans and Letters of Credit,
Lenders having a Revolving Commitment,  (ii) in the case of B Term Borrowings,  Lenders having an B Term Commitment or B Term Loans and (iii) in the case of C Term Borrowings, Lenders having a C Term Commitment or C Term Loans.

Section 1.4       Accounting Terms; GAAP

                  As used in the Loan  Documents and in any  certificate,  opinion  (other than a legal opinion) or other  document made or delivered  pursuant  thereto,  accounting  terms not defined in Section 1.1, and accounting terms partly defined in Section 1.1, to the extent not defined,  shall have the  respective  meanings given to them under GAAP. If at any time any change in GAAP would affect the  computation  of any financial  ratio or requirement set forth in this Credit  Agreement  and (i) the  Borrower  notifies  the  Administrative  Agent that the  Borrower objects  to  determining  compliance  with  such  financial  ratio or  requirement  on the  basis of GAAP in effect immediately  after  such  change  becomes  effective  or (ii)  Required  Lenders  so  object,  then the  Borrower’s compliance  with such ratio or requirement  shall be determined on the basis of GAAP in effect  immediately  before such change becomes  effective,  until either such notice is withdrawn by the Borrower or Required Lenders,  as the case may be, or the Borrower and Required Lenders otherwise agree.  Except as otherwise  expressly provided herein, the computation of financial  ratios and  requirements  set forth in this Credit Agreement shall be consistent with the financial statements required to be delivered hereunder.

Article 2.
                                                    THE CREDITS
Section 2.1       Commitments

(a)      Subject to the terms and  conditions  hereof,  each Lender  having a Revolving  Commitment  agrees to make
Revolving  Loans to the  Borrower  in dollars  from time to time  during the  Availability  Period in an  aggregate principal  amount  that will not  result  in such  Lender’s  Revolving  Credit  Exposure  exceeding  such  Lender’s
Revolving  Commitment.  Within the foregoing  limits and subject to the terms and conditions set forth herein,  the
Borrower may borrow, prepay and reborrow Revolving Loans.

(b)      On the Fifth Restatement  Effective Date,  subject to the terms and conditions hereof, (i) with respect to each Continuing Lender,  (x) the portion of the outstanding  principal amount of the RC Loans (under and as defined in the Fourth Restated  Agreement) of such Continuing Lender  immediately prior to the Fifth Restatement  Effective
Date (and after giving effect to the RC Loans  Prepayment) up to an amount equal to its B Term Commitment  shall be converted to a B Term Loan of such Continuing  Lender,  (y) to the extent the outstanding  principal  amount of the
RC Loans (under and as defined in the Fourth Restated  Agreement) of such Continuing  Lender  immediately  prior to the Fifth  Restatement  Effective  Date (and after  giving  effect to the RC Loans  Prepayment)  exceeds its B Term
Commitment,  the  Administrative  Agent, upon receipt of the amounts referred to in this clause (i) and clause (ii)
below,  shall pay over to such Continuing  Lender from such amounts an amount equal to such excess,  and (z) to the extent such Continuing  Lender’s B Term  Commitment  exceeds its B Term Loan resulting from such  conversion,  such
Continuing  Lender  agrees to make an  additional B Term Loan to the  Borrower in dollars on the Fifth  Restatement
Effective  Date in a principal  amount equal to such excess,  and (ii) with respect to each Incoming  Lender,  such
Incoming  Lender agrees to make a B Term Loan to the Borrower in dollars on the Fifth  Restatement  Effective  Date in a principal  amount equal to its B Term Commitment,  all as set forth on Schedule  2.1(B).  Subject to the terms and conditions hereof,  each Lender assuming a B Term Commitment in a B Term Increase  Supplement  severally agrees to make a B Term Loan to the  Borrower  in dollars on the date set forth in such B Term  Increase  Supplement  in a principal  amount not exceeding such B Term  Commitment.  B Term Loans which are prepaid or repaid,  in whole or in part, may not be reborrowed.

(c)      Subject  to the terms and  conditions  hereof,  each  Lender  assuming a C Term  Commitment  in the C Term
Increase  Supplement  severally  agrees to make a C Term Loan to the  Borrower  in dollars on the date set forth in such C Term Increase  Supplement in a principal  amount not exceeding  such C Term  Commitment.  C Term Loans which are prepaid or repaid, in whole or in part, may not be reborrowed.

Section 2.2       Loans and Borrowings

(a)      Each  Revolving  Loan  shall be made as part of a  Borrowing  consisting  of  Revolving  Loans made by the applicable Lenders ratably in accordance with their respective  Revolving  Commitments,  and each B Term Loan and C
Term Loan shall be made as part of a Borrowing  consisting of B Term Loans or C Term Loans, as applicable,  made by the  applicable  Lenders  in  accordance  with  their  respective  B Term  Commitments  or C Term  Commitments,  as applicable.  The  failure of any  applicable  Lender to make any Loan  required  to be made by it shall not relieve any other Lender of its obligations hereunder,  provided that the Revolving  Commitments,  B Term Commitments and C
Term Commitments of the applicable  Lenders are several,  and no Lender shall be responsible for any other Lender’s failure to make Loans as required.

(b)      Subject to Section 3.4, each Borrowing (other than a Swingline  Borrowing) shall be comprised  entirely of
(i) Revolving  Loans,  B Term Loans or C Term Loans,  as  applicable,  and (ii) ABR Loans or Eurodollar  Loans,  as applicable,  in each case as the Borrower may request in accordance  herewith.  Each Swingline Borrowing shall be a
Swingline  Loan.  Each  applicable  Lender at its option may make any  Eurodollar  Loan by causing any  domestic or foreign  branch or Affiliate of such Lender to make such Loan,  provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Credit Agreement.

(c)      At the  commencement of each Interest Period for any Eurodollar  Borrowing,  such Borrowing shall be in an aggregate amount that is an integral  multiple of $250,000 and not less than $2,000,000.  At the time that each ABR
Borrowing is made,  such  Borrowing  shall be in an aggregate  amount that is an integral  multiple of $100,000 and not less than $1,000,000,  provided that an ABR Revolving  Borrowing may be in an aggregate amount that is equal to the entire  unused  balance of the total  Revolving  Commitments  or in an  aggregate  amount  that is  required to finance the  repayment  of a Swingline  Loan as  contemplated  by Section  2.8(c),  or the  reimbursement  of an LC
Disbursement  as  contemplated  by  Section  2.9(e),  as  applicable.  Borrowings  of more  than  one  Type  may be outstanding at the same time,  provided that there shall not at any time be more than a total of twelve  Eurodollar
Borrowings outstanding.

(d)      Notwithstanding  any other  provision  of this Credit  Agreement,  the  Borrower  shall not be entitled to request,  or to elect to convert or continue,  any Borrowing if the Interest Period  requested with respect thereto would end after (i) the Revolving  Maturity  Date, in the case of Revolving  Loans,  (ii) the B Term Maturity Date, in the case of B Term Loans, or (iii) the C Term Maturity Date, in the case of C Term Loans.

Section 2.3       Requests for Borrowings

(a)      To request a Borrowing  (other than a Swingline  Borrowing),  the Borrower  shall deliver a Credit Request to the  Administrative  Agent by hand or facsimile (or transmit by electronic  communication,  if arrangements  for doing so have been approved by the Administrative  Agent) or notify the Administrative Agent by telephone,  in each case to be promptly  confirmed by the delivery to the  Administrative  Agent of a signed Credit  Request (i) in the case of a Eurodollar  Borrowing,  not later than 1:00 p.m., New York City time, three Business Days before the date of the proposed  Borrowing or (ii) in the case of an ABR  Borrowing,  not later than 1:00 p.m., New York City time, one  Business  Day before the date of the  Borrowing.  Each such Credit  Request  (including  each such  telephonic request) shall be irrevocable and shall specify the following information in compliance with Section 2.2:

(i)      the aggregate amount of the requested Borrowing;

(ii)     the date of such Borrowing, which shall be a Business Day;

(iii)    whether such Borrowing is to be a Revolving Borrowing, a B Term Borrowing or a C Term Borrowing;

(iv)     whether such Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing;

(v)      in the case of a Eurodollar Borrowing,  the initial Interest Period to be applicable thereto,  which shall be a period contemplated by the definition of the term “Interest Period”

(vi)     the location and number of the Borrower’s  account to which funds are to be disbursed,  which shall comply with the requirements of Section 2.4; and

(vii)    a reasonably  detailed  calculation of each of the Total Leverage Ratio and the Senior Leverage Ratio on a
         pro forma basis immediately after giving effect to such Borrowing.

(b)      If no election as to the Type of Borrowing is  specified,  then the  requested  Borrowing  shall be an ABR
Borrowing.  If no Interest  Period is  specified  with  respect to any  requested  Eurodollar  Borrowing,  then the
Borrower shall be deemed to have selected an Interest Period of one month’s  duration.  Promptly  following receipt of a Credit Request in accordance with this Section,  the Administrative  Agent shall advise each applicable Lender of the details thereof and of the amount of such Lender’s Loan to be made as part of the requested Borrowing.

Section 2.4       Funding of Borrowings

(a)      Each  Lender  shall  make  each Loan to be made by it  hereunder  on the  proposed  date  thereof  by wire transfer of immediately  available  funds by 12:00 noon,  New York City time, to the account of the  Administrative
Agent most recently  designated  by it for such purpose by notice to the Lenders,  provided  that  Swingline  Loans shall be made as  provided in Section  2.8(a).  Subject to Section  5.2,  the  Administrative  Agent will make such
Loans available to the Borrower by promptly  crediting or otherwise  transferring the amounts so received,  in like funds, to an account of the Borrower  designated by the Borrower in the applicable  Credit  Request,  provided that
(i) ABR Revolving  Loans made to finance the  reimbursement  of an LC  Disbursement  as provided in Section  2.9(e)
shall be  remitted  by the  Administrative  Agent to the  Issuing  Bank and (ii) that ABR  Revolving  Loans made to finance the  repayment of a Swingline  Loan as provided in Section  2.8(c) shall be remitted by the  Administrative
Agent to the Swingline Lender.

(b)      Unless the  Administrative  Agent shall have  received  notice from a Lender prior to the proposed date of any Borrowing  that such Lender will not make  available to the  Administrative  Agent such Lender’s  share of such
Borrowing,  the  Administrative  Agent may assume  that such Lender has made such share  available  on such date in accordance with Section 2.4(a),  Section 2.8(c) or Section 2.9(e) and may, in reliance upon such  assumption,  make available  to the Borrower a  corresponding  amount.  In such event,  if a Lender has not in fact made its share of the  applicable  Borrowing  available to the  Administrative  Agent,  then the  applicable  Lender and the Borrower severally  agree to pay to the  Administrative  Agent forthwith on demand such  corresponding  amount with interest thereon,  for each day from and including  the date such amount is made  available to the Borrower to but excluding the date of payment to the  Administrative  Agent,  at (i) in the case of such  Lender,  the greater of the Federal
Funds Effective Rate and a rate determined by the  Administrative  Agent in accordance with banking  industry rules on  interbank  compensation  or (ii) in the case of the  Borrower,  the  interest  rate  that  would  be  otherwise applicable to such Borrowing.  If such Lender pays such amount to the Administrative  Agent, then such amount shall constitute such Lender’s Loan included in such Borrowing.

Section 2.5       Termination, Reduction and Increase of Commitments

(a)      Unless  previously  terminated,  (i) the B Term Commitments in effect on the Fifth  Restatement Date shall terminate  upon the making of the B Term Loans on the Fifth  Restatement  Effective  Date,  (ii)  additional B Term
Commitments  evidenced  by a B Term  Increase  Supplement  shall  terminate  upon  the  making  of  the  applicable additional  B Term  Loans  on the  date  set  forth  therefor  in such B Term  Increase  Supplement,  (iii)  new or additional C Term  Commitments  evidenced by a C Term Increase  Supplement  shall  terminate upon the making of the applicable  new or additional C Term Loans on the date set forth therefor in such C Term Increase  Supplement,  and
(iv) the Revolving  Commitments  shall  terminate on the  Revolving  Maturity Date or such earlier date as provided herein.

(b)      Subject to Section  2.5(e),  on each date below,  the Revolving  Commitments as in effect on June 30, 2007 shall be automatically reduced by the percentage set forth below adjacent to such date:

===================================== ===================================
                Date                              Percentage
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
           June 30, 2007                            10.0%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
         December 31, 2007                          10.0%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
           June 30, 2008                            10.0%
------------------------------------- -----------------------------------

(c)      The Borrower may at any time terminate,  or from time to time reduce, the Revolving Commitments,  provided that (i) the  Borrower  shall not  terminate or reduce the  Revolving  Commitments  if, after giving  effect to any concurrent  prepayment of the  Revolving  Loans in  accordance  with Section 2.7, the sum of the  Revolving  Credit
Exposures  would exceed the total Revolving  Commitments and (ii) each such reduction of the Revolving  Commitments shall be in an amount that is an integral multiple of $1,000,000 and not less than $5,000,000.

(d)      In addition to any  termination or reduction of the Revolving  Commitments  under  paragraphs (a), (b) and
(c) of this Section, the Revolving Commitments shall be reduced as required under Section 2.7(b).

(e)      The Borrower  shall notify the  Administrative  Agent of any election to terminate or reduce the Revolving
Commitments  under  paragraph (c) of this Section at least three  Business Days prior to the effective date of such termination or reduction,  specifying such election and the effective date thereof.  Promptly  following receipt of any notice,  the  Administrative  Agent shall advise the Lenders of the contents thereof.  Each notice delivered by the  Borrower  pursuant  to this  Section  shall be  irrevocable,  provided  that a notice  of  termination  of the
Revolving  Commitments  delivered by the Borrower may state that such notice is conditioned upon the  effectiveness of other  credit  facilities,  in which  case  such  notice  may be  revoked  by the  Borrower  (by  notice  to the
Administrative  Agent  on or prior to the  specified  effective  date) if such  condition  is not  satisfied.  Each reduction,  and any  termination,  of the  Revolving  Commitments  shall be  permanent  and each  reduction  of the
Revolving  Commitments  shall be made ratably  among the  applicable  Lenders in accordance  with their  respective
Revolving  Commitments.  Simultaneously  with each  reduction  of the  Revolving  Commitments  pursuant to Sections
2.5(c) or 2.5(d),  the aggregate amount of such reduction shall be automatically  applied to the remaining  amounts set forth in the reduction schedule in Section 2.5(b) in the inverse order thereof.

(f)      The Borrower may at any time and from time to time prior to June 30, 2007,  at its sole cost,  expense and effort,  request  any  one or more of the  Lenders  to  increase  its  Revolving  Commitment,  to  assume  a new or additional  B Term  Commitment  and make a new or  additional  B Term Loan or to assume a new or  additional C Term
Commitment  and make a new or  additional  C Term Loan (the  decision to increase  the  Revolving  Commitment  of a
Lender,  or to assume a new or additional B Term  Commitment and make a new or additional B Term Loan, or to assume a new or additional C Term  Commitment  and make a new or additional C Term Loan to be within the sole and absolute discretion  of such  Lender),  or any other Person to provide a new Revolving  Commitment,  B Term  Commitment or C
Term  Commitment,  as applicable,  in each case by submitting a Revolving  Increase  Supplement,  a B Term Increase
Supplement or a C Term  Increase  Supplement,  as  applicable,  duly executed by the Parent,  the Borrower and each such Lender  (each,  an  “Increasing  Lender”) or other Person  (each,  a “New  Lender”),  as the case may be. Each
Increasing Lender increasing its Revolving  Commitment and each New Lender shall be reasonably  satisfactory to the
Administrative  Agent,  the Swingline  Lender and the Issuing Bank. If such Increase  Supplement is in all respects reasonably  satisfactory  to the  Administrative  Agent,  the  Administrative  Agent shall  execute  such  Increase
Supplement and deliver a copy thereof to the Borrower and each such  Increasing  Lender or New Lender,  as the case may be. Upon  execution  and delivery of a Revolving  Increase  Supplement  by the  Administrative  Agent,  (i) the
Revolving  Commitment of each such  Increasing  Lender shall be increased to the amount set forth in such Revolving
Increase  Supplement,  (ii) each such New Lender shall become a party hereto and shall for all purposes of the Loan
Documents be deemed a “Lender” having a Revolving  Commitment as set forth in such Revolving  Increase  Supplement, and (iii) the Revolving  Commitment of such Increasing  Lender or such New Lender,  as the case may be, shall be as set forth in the  applicable  Revolving  Increase  Supplement.  Upon  execution  and delivery of a B Term  Increase
Supplement  or C Term  Increase  Supplement  by the  Administrative  Agent,  (i)  the B Term  Commitment  or C Term
Commitment,  as applicable,  assumed by such Increasing  Lender or such New Lender, as the case may be, shall be as set forth in such B Term Increase  Supplement or C Term  Commitment,  as applicable,  and (ii) each such New Lender shall  become  a  party  hereto  and  shall  for  all  purposes  of  the  Loan  Documents  be  deemed  a  “Lender”.
Notwithstanding anything in this subsection (f) to the contrary:

(i)      the Borrower may only request C Term Loans in a C Term Increase Supplement on three occasions;

(ii)     the  aggregate of the sum of all  increases in the  Revolving  Commitments  made  pursuant to this Section
         2.5(f)  plus the  amount of all new and  additional  B Term  Commitments  and C Term  Commitments  assumed pursuant to this Section 2.5(f) shall not exceed $75,000,000;

(iii)    the sum of the aggregate  Revolving  Commitments,  B Term  Commitments,  outstanding B Term Loans,  C Term
         Commitments  and outstanding C Term Loans shall not at any time exceed  $225,000,000  minus the sum of all reductions  of the Revolving  Commitments  pursuant to Section 2.5 and all  prepayments  of the Term Loans pursuant to Sections 2.6 and 2.7;

(iv)     each  such  increase  of the  aggregate  Revolving  Commitments  and the  aggregate  amount  of the new or additional B Term  Commitments or new or additional C Term  Commitments  effected  pursuant to an Increase
         Supplement  shall be in an amount not less than  $10,000,000  or such amount plus an integral  multiple of
         $1,000,000;

(v)      in the case of an  increase  to the  Revolving  Commitments,  if  Revolving  Loans  would  be  outstanding immediately  after giving effect to any such  increase,  then  simultaneously  with such increase (1) each
         Increasing  Lender,  each New Lender and each other  Lender,  in each case having a Revolving  Commitment, shall be deemed to have entered into a master assignment and acceptance  agreement,  in form and substance substantially  similar to Exhibit A,  pursuant to which each such other Lender shall have assigned to each such Increasing  Lender and each such New Lender a portion of its Revolving  Credit Exposure  necessary to reflect  proportionately  the Revolving  Commitments as adjusted in accordance  with this  subsection (f), and (2) in connection with such  assignment,  each such  Increasing  Lender and each such New Lender shall pay to the  Administrative  Agent,  for the  account of each such other  Lender,  such  amount as shall be necessary  to reflect the  assignment  to it of  Revolving  Loans  constituting  a part of such  Revolving
         Credit Exposure  assigned to it, and in connection with such master  assignment each such other Lender may treat the assignment of Eurodollar  Borrowings as a prepayment of such Eurodollar  Borrowings for purposes of Section 3.6;

(vi)     in the case of the  assumption  of B Term  Commitments  pursuant to a B Term Increase  Supplement,  such B
         Term Increase  Supplement shall specify with respect to the B Term Loans requested  therein,  all relevant information  regarding  such  requested B Term Loans,  including (a) the requested  borrowing date thereof and (b) the aggregate amount of the B Term Commitments;

(vii)    in the case of the  assumption  of C Term  Commitments  pursuant to a C Term Increase  Supplement,  such C
         Term  Increase  Supplement,  (x) in the case of the first  such C Term  Increase  Supplement,  such C Term
         Increase  Supplement  shall  specify  with  respect to the C Term Loans  requested  therein,  all relevant information  regarding  such requested C Term Loans,  including (a) the requested  borrowing date thereof,
         (b) the aggregate amount of the C Term  Commitments,  (c) the Applicable  Margin to be applicable to the C
         Term Loans,  (d) the C Term  Maturity  Date and (e) the  amortization  schedule to be  applicable to the C
         Term Loans,  provided that the  amortization  schedule with respect to the C Term Loans shall be such that not more than 1.00% per year of the C Term Loans will be subject to  repayment  thereunder  and the C Term
         Loans  will  have  an  average  life  that  is  longer  than B Term  Loans,  and  (y) in the  case of each subsequent C Term Increase  Supplement,  such C Term Increase Supplement shall specify with respect to the
         C Term  Loans  requested  therein,  all  relevant  information  regarding  such  requested  C Term  Loans, including  (a)  the  requested  borrowing  date  thereof  and  (b)  the  aggregate  amount  of  the C Term
         Commitments;

(viii)   each New Lender shall have  delivered  to the  Administrative  Agent and the  Borrower all forms,  if any, that are required to be delivered by such other Person pursuant to Section 3.7;

(ix)     the Borrower shall have  delivered to the  Administrative  Agent a certificate  of a Financial  Officer of the  Borrower  certifying  that  immediately  before and after giving  effect to such  increase no Default shall exist and  demonstrating  pro forma compliance with the terms of this Credit  Agreement  through the latest to occur of the Revolving  Maturity Date, the B Term Maturity Date and, if C Term  Commitments  are
         then being  requested or if there are C Term Loans  outstanding  at such time,  the C Term Maturity  Date,
         and

(x)      the  Administrative  Agent shall have received  such  certificates,  legal  opinions and other items as it shall reasonably request in connection with such increase.

Section 2.6       Repayment of Loans; Evidence of Debt

(a)      The Borrower hereby  unconditionally  promises to pay (i) to the  Administrative  Agent for the account of each  applicable  Lender the then unpaid  principal  amount of each Revolving  Loan, B Term Loan and C Term Loan on the  Revolving  Maturity  Date,  B Term  Maturity  Date and C Term  Maturity  Date,  respectively,  and (ii) to the
Swingline  Lender the then unpaid  principal  amount of each Swingline Loan on the earlier of (x) the maturity date selected by the Borrower for such Swingline Loan and (y) the Revolving Maturity Date.

(b)      On each date set forth below,  the  aggregate  unpaid  principal  balance of the B Term Loans shall be due and  payable  in an amount  equal to (i) the  aggregate  outstanding  principal  balance  of the B Term Loans as of
December  31,  2004  multiplied  by (ii) the  percentage  set forth  below  adjacent to such date under the heading
“Percentage”:

===================================== ===================================
                Date                              Percentage
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
         December 31, 2004                          0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
           June 30, 2005                            0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
         December 31, 2005                          0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
           June 30, 2006                            0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
         December 31, 2006                          0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
           June 30, 2007                            0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
         December 31, 2007                          0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
           June 30, 2008                            0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
         December 31, 2008                          0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
           June 30, 2009                            0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
         December 31, 2009                          0.50%
------------------------------------- -----------------------------------
------------------------------------- -----------------------------------
        B Term Maturity Date          Remaining Unpaid Principal Amount
------------------------------------- -----------------------------------

(c)      The C Term Loans shall amortize as provided in the C Term Increase Supplement.

(d)      Each Lender shall  maintain in accordance  with its usual  practice an account or accounts  evidencing the debt of the  Borrower  to such  Lender  resulting  from each Loan made by such  Lender,  including  the  amounts of principal and interest payable and paid to such Lender from time to time hereunder.

(e)      The  Administrative  Agent shall  maintain  accounts in which it shall  record (i) the amount of each Loan made hereunder,  the Class and Type thereof and the Interest Period, if any,  applicable  thereto,  (ii) the amount of any  principal  or  interest  due and  payable or to become due and  payable  from the  Borrower  to each Lender hereunder  and (iii) the amount of any sum received by the  Administrative  Agent  hereunder for the account of the
Lenders and each Lender’s share thereof.

(f)      The entries made in the accounts  maintained  pursuant to paragraphs (d) or (e) of this Section shall,  to the extent not  inconsistent  with any entries  made in the Notes,  be prima facie  evidence of the  existence  and amounts of the obligations  recorded therein,  provided that the failure of any Lender or the Administrative  Agent to maintain such  accounts or any error  therein  shall not in any manner affect the  obligation of the Borrower to repay the Loans in accordance with the terms of this Credit Agreement.

(g)      The  Borrower  shall  prepare,  execute and deliver to each  Lender,  a Note  payable to the order of such
Lender,  substantially  in the form of Exhibit  D-1. In addition,  if  requested by a Lender,  its Note may be made payable to such  Lender and its  registered  assigns in which case all Loans  evidenced  by such Note and  interest thereon shall at all times  (including  after  assignment  pursuant to Section 10.4) be  represented by one or more
Notes in like form payable to the order of the payee named therein and its registered assigns.

Section 2.7       Prepayment of Loans

(a)      The Borrower  shall have the right at any time and from time to time to prepay any  Borrowing  (other than any  Swingline  Borrowing,  the  prepayment of which is governed  pursuant to Section  2.8(b)) in whole or in part, subject to the requirements of this Section.

(b)      The Borrower shall prepay B Term Borrowings and C Term Borrowings and the Revolving  Commitments  shall be permanently reduced at the times and in the amounts as set forth below:

(i)      Receipt of Net  Proceeds.  In the event and on each  occasion  that any Net Proceeds are received by or on behalf of the Parent or any  Restricted  Subsidiary in respect of any  Prepayment/Reduction  Event,  then, immediately  after such Net Proceeds are received,  the Borrower  shall prepay the Term Loans in an amount equal to such Net  Proceeds,  provided  that (x) if, after  applying all or a portion of such Net Proceeds to the  prepayment of the Term Loans,  the Term Loans have been paid in full,  the  Revolving  Commitments shall be  permanently  reduced by an amount equal to any  unapplied  portion  thereof and any Net Proceeds received  thereafter,  and (y) so long as no Event of Default shall then exist, the Revolving  Commitments shall not be reduced below $50,000,000 as a result of this clause (i).

(ii)     Receipt  of Net Equity  Proceeds.  In the event and on each  occasion  that any Net  Equity  Proceeds  are received by or on behalf of the Parent,  then,  immediately  after such Net Equity  Proceeds are received, the  Borrower  shall prepay the Term Loans in an  aggregate  amount equal to (x) if no Default  shall then exist and the Senior  Leverage  Ratio  (calculated  without  giving  effect to the  phrase  “cash and cash equivalents  of the  Parent  and the  Restricted  Subsidiaries  on  such  date in  excess  of  $3,000,000”
         contained in clause (i) of the definition  “Senior Leverage Ratio”) is greater than 2.00:1.00,  the lesser of (1) 50% of the Net Equity Proceeds and (2) the amount of the Net Equity  Proceeds  which,  when applied to the  prepayment of the Loans,  will result in the Senior  Leverage  Ratio  (calculated  without  giving effect to the phrase “cash and cash  equivalents  of the Parent and the  Restricted  Subsidiaries  on such date in excess of  $3,000,000”  contained in clause (i) of the  definition  “Senior  Leverage  Ratio”) not exceeding  2.00:1.00  and (y) if a Default  shall then exist,  100% of the Net Equity  Proceeds,  provided that (A) if, after  applying all or a portion of such Net Equity  Proceeds to the  prepayment  of the Term
         Loans, the Term Loans have been paid in full, the Revolving  Commitments  shall be permanently  reduced by an amount equal to any unapplied  portion thereof and any Net Equity  Proceeds  received  thereafter,  and
         (B) so long as no Event of Default  shall  then  exist,  the  Revolving  Commitments  shall not be reduced below $50,000,000 as a result of this clause (ii).

(iii)    Excess  Cash  Flow.  On the last day of the first  fiscal  quarter of each year  (commencing  on March 31,
         2005),  the Borrower  shall  prepay the Term Loans in an aggregate  amount equal to 50% of the Excess Cash
         Flow for the most  recently  completed  fiscal year of the Parent,  in the event that the Senior  Leverage
         Ratio as at the end of such  fiscal  year is greater  than or equal to  2.00:1.00,  provided  that (x) if, after  applying all or a portion of such Excess Cash Flow to the  prepayment  of the Term Loans,  the Term
         Loans have been paid in full, the Revolving  Commitments  shall be permanently  reduced by an amount equal to any unapplied  portion  thereof and (y) so long as no Event of Default shall then exist,  the Revolving
         Commitments shall not be reduced below $50,000,000 as a result of this clause (iii).

(iv)     Net Debt  Proceeds.  In the event any Net Debt  Proceeds are received by or on behalf of the Parent or the
         Borrower  from the  issuance of the New  Subordinated  Indenture  Notes on or prior to December  31, 2004, then,  immediately  after such Net Debt  Proceeds  are  received,  the  Borrower  shall  prepay the B Term
         Borrowings  in an amount  equal to the least of (x)  $75,000,000,  (y) such Net Debt  Proceeds and (z) the outstanding principal balance of the B Term Loans on the date of prepayment.

(c)      Prepayments  of the Term Loans made  pursuant  to  Sections  2.7(a) and 2.7(b)  (i)-(iii)  above  shall be applied ratably to the Term Loans based on the aggregate  outstanding  principal  balance of the B Term Loans and C
Term Loans.

(d)      In the event of any partial  reduction or termination of the Revolving  Commitments,  then (i) at or prior to the date of such  reduction  or  termination,  the  Administrative  Agent  shall  notify  the  Borrower  and the applicable  Lenders of the sum of the Revolving  Credit  Exposures after giving effect thereto and (ii) if such sum would exceed the total  Revolving  Commitments  after giving  effect to such  reduction  or  termination,  then the
Borrower shall, on the date of such reduction or termination,  prepay Revolving  Borrowings in an amount sufficient to eliminate such excess.

(e)      The  Borrower  shall  notify  the  Administrative  Agent by  telephone  (confirmed  by  facsimile)  of any prepayment  hereunder  (i) in the case of a prepayment  of a Eurodollar  Borrowing,  not later than 1:00 p.m.,  New
York City time,  three  Business  Days  before the date of  prepayment,  (ii) in the case of  prepayment  of an ABR
Borrowing,  not later than 1:00 p.m.,  New York City time,  one Business Day before the date of prepayment or (iii)
in the case of prepayment of an Swingline  Loan,  not later than 3:00 p.m.,  New York City time, on the date of the prepayment.  Each such notice shall be irrevocable and shall specify the prepayment  date and the principal  amount of each  Borrowing  or  portion  thereof  to be  prepaid,  provided  that,  if a notice of  prepayment  is given in connection  with a conditional  notice of termination of the Revolving  Commitments as contemplated by Section 2.5, then such notice of prepayment may be revoked if such notice of  termination is revoked in accordance  with Section
2.5.  Promptly  following  receipt of any such  notice  relating to a  Borrowing,  the  Administrative  Agent shall advise the  applicable  Lenders or the Swingline  Lender,  as  applicable,  of the contents  thereof.  Each partial prepayment of any Borrowing  under Section  2.7(a),  when added to the amount of each  concurrent  reduction of the
Revolving  Commitments and prepayment of Borrowings under such Sections,  shall be in the case of the prepayment of
(x) a Eurodollar  Borrowing,  an integral  multiple of $250,000 and not less than $2,000,000,  (y) an ABR Borrowing
(other than a Swingline Loan), an integral  multiple of $100,000 and not less than $1,000,000,  and (z) a Swingline
Loan,  an  integral  multiple of $50,000  and not less than  $100,000.  Each  prepayment  of a  Borrowing  shall be applied  ratably to the Loans included in the prepaid  Borrowing.  Each  prepayment of B Term Loans or C Term Loans shall be  applied  to the  remaining  installments  of  principal  required  under  Section  2.6(b) or  2.6(c),  as applicable in the inverse order of maturity.  Prepayments  shall be accompanied  by accrued  interest to the extent required by Section 3.1.

Section 2.8       Swingline Loans

(a)      Subject to the terms and  conditions  set forth  herein,  the Swingline  Lender  agrees to make  Swingline
Loans to the  Borrower  in  dollars  from  time to time on any  Business  Day  during  the  period  from the  Fifth
Restatement  Effective  Date to the fifth  Business Day  preceding  the last day of the  Availability  Period in an aggregate  outstanding  principal amount at any time that will not result in the Swingline  Exposure  exceeding the
Swingline  Commitment  or  the  sum  of  the  total  Revolving  Credit  Exposures  exceeding  the  total  Revolving
Commitments,  provided  that the Swingline  Lender shall not be obligated to make a Swingline  Loan to refinance an outstanding  Swingline Loan.  Notwithstanding  the foregoing,  the Swingline Lender shall not be required to make a
Swingline Loan if (i) any applicable  Lender shall be in default of its obligations  under this Credit Agreement or
(ii) any Credit Party shall have  notified the  Swingline  Lender and the Borrower in writing at least one Business
Day prior to the date of Borrowing  with respect to such Swingline  Loan,  that the conditions set forth in Section
5.2 have not been satisfied and such conditions  remain  unsatisfied as of the requested time of the making of such
Swingline  Loan.  Each Swingline Loan shall be due and payable on the maturity  thereof,  provided that in no event shall such maturity be later than the fifth Business Day preceding the Revolving Maturity Date.

(b)      To request a Swingline Loan, the Borrower shall notify the  Administrative  Agent and the Swingline Lender by telephone  (confirmed  by  facsimile)  no later than 3.00 p.m.,  New York City time,  on the day of the relevant
Swingline Loan. Each such notice shall be irrevocable  and shall specify (i) the aggregate  principal  amount to be borrowed,  (ii) the  requested  date (which shall be a Business  Day) and (iii) the maturity  date of the requested
Swingline  Loan which shall be not later than seven  Business  Days after the making of such  Swingline  Loan.  The
Swingline Lender will make the requested amount available  promptly on that same day, to the  Administrative  Agent
(for the account of the  Borrower  as set forth in Section  2.4) who,  thereupon,  will  promptly  make such amount available  to the  Borrower in like funds as provided  therein or, in the case of a Swingline  Loan made to finance the  reimbursement  of an LC  Disbursement  as provided in Section  2.8(d) by remittance to the Issuing Bank.  Each
Swingline  Loan  shall be in an  aggregate  amount  that is an  integral  multiple  of  $50,000  and not less  than
$100,000.  The Borrower  shall have the right at any time and from time to time to prepay any  Swingline  Borrowing in whole or in part,  provided that the Borrower shall notify the Administrative  Agent and the Swingline Lender by telephone  (confirmed  by  facsimile)  no later than 11:00  a.m.,  New York City time,  on the day of the  proposed prepayment.  Each such notice shall be irrevocable and shall specify (i) the principal amount to be prepaid,  which shall be in an amount  that is an  integral  multiple  of  $50,000  and not less than  $100,000,  or the  remaining outstanding  principal amount of the Swingline Loan being prepaid,  and (ii) the date of prepayment (which shall be a Business Day). Prepayments shall be accompanied by accrued interest to the extent required by Section 3.1.

(c)      The Swingline  Lender may by written notice given to the  Administrative  Agent not later than 10:00 a.m.,
New York City time, on any Business Day notify the  Administrative  Agent that the  Swingline  Lender is requesting that the  applicable  Lenders  make an ABR  Revolving  Borrowing in an amount  equal to the  outstanding  principal balance and accrued interest on the Swingline Loans, in which case (i) the  Administrative  Agent shall notify each applicable  Lender of the details  thereof and of the amount of such  Lender’s  Loan to be made as part of such ABR
Revolving  Borrowing,  and (ii) each applicable Lender shall, whether or not any Default shall have occurred and be continuing,  any  representation  or warranty shall be accurate,  any condition to the making of any loan hereunder shall have been fulfilled,  or any other matter whatsoever,  make the Loan to be made by it under this paragraph by wire transfer of immediately  available funds to the account of the Administrative  Agent most recently  designated by it for such  purpose by notice to the  Lenders,  (A) on such  date,  in the event  that such  Lender  shall have received  notice of such ABR  Revolving  Borrowing  prior to 12:00 noon,  New York City time, or (B) if such notice has not been  received  by such  Lender  prior to such time on such date,  then not later than 1:00 p.m.,  New York
City time,  on (x) the Business Day that such Lender  receives  such  notice,  if such notice is received  prior to
12:00 noon,  New York City time, on the day of receipt or (y) the Business Day  immediately  following the day that such Lender  receives such notice,  if such notice is not received  prior to such time on the day of receipt.  Such
Loans shall,  for all purposes  hereof,  be deemed to be an ABR Revolving  Borrowing  referred to in Section 2.1(a)
and made  pursuant  to  Section  2.3,  and the  Lenders  obligations  to make  such  Loans  shall be  absolute  and unconditional.  The  Administrative  Agent will make such  Loans  available  to the  Swingline  Lender by  promptly crediting or  otherwise  transferring  the amounts so  received,  in like funds,  to the  Swingline  Lender for the purpose of repaying in full the Swingline Loans and all accrued interest thereon.

(d)      If the Borrower  fails to make any payment with  respect to a Swingline  Loan,  or if any such sum paid by the  Borrower is required to be refunded to the  Borrower  for any reason,  the  Administrative  Agent shall notify each  applicable  Lender of the  applicable  Swingline  Loan,  the  payment  then due from the  Borrower in respect thereof and such Lender’s Applicable  Percentage thereof.  Each applicable Lender shall purchase a participation in such Swingline Loan by paying to the  Administrative  Agent its Applicable  Percentage of the payment then due from the  Borrower,  in the same  manner as  provided  in Section  2.4 with  respect to Loans made by such  Lender  (and
Section  2.4 shall  apply  (with any  necessary  changes  in points of detail) to the  payment  obligations  of the applicable  Lenders),  by wire transfer of immediately  available funds to the account of the Administrative  Agent most  recently  designated  by it for such  purpose by notice to the Lenders,  (A) on such date,  in the event that such Lender shall have received  notice  thereof prior to 12:00 noon, New York City time, or (B) if such notice has not been  received by such  Lender  prior to such time on such date,  then not later than 1:00 p.m.,  New York City time,  on (x) the Business Day that such Lender  receives  such notice,  if such notice is received  prior to 12:00 noon,  New York City time,  on the day of receipt or (y) the Business Day  immediately  following the day that such
Lender  receives  such  notice,  if such  notice  is not  received  prior to such time on the day of  receipt.  The
Administrative  Agent shall promptly pay to the Swingline  Lender the amounts so received by it from the applicable
Lenders.  Promptly following receipt by the  Administrative  Agent of any payment in respect of such Swingline Loan from the Borrower,  the  Administrative  Agent shall  distribute  such payment to the  Swingline  Lender or, to the extent that Lenders have made payments pursuant to this paragraph to reimburse the Swingline  Lender,  then to such
Lenders and the  Swingline  Lender as their  interests  may appear.  Each Lender  acknowledges  and agrees that its obligation  to acquire  participations  pursuant to this  paragraph in respect of  Swingline  Loans is absolute and unconditional  and shall not be  affected by any  circumstance  whatsoever,  including  any  amendment,  renewal or extension of any Letter of Credit or the  occurrence  and  continuance  of a Default or reduction or termination of the Revolving Commitments,  and that each such payment shall be made without any offset, abatement,  withholding or reduction whatsoever.

Section 2.9       Letters of Credit

(a)      General.  Subject to the terms and conditions  set forth herein,  the Borrower may request the issuance of
Letters  of  Credit  denominated  in  dollars  for  its  own  account,  in a  form  reasonably  acceptable  to  the
Administrative  Agent and the  Issuing  Bank,  at any time and from time to time  during the period  from the Fifth
Restatement  Effective  Date to the eleventh  Business Day preceding the last day of the  Availability  Period.  In the event of any  inconsistency  between  the terms  and  conditions  of this  Credit  Agreement  and the terms and conditions  of any form of letter  of credit  application  or other  agreement  submitted  by the  Borrower  to, or entered into by the Borrower with,  the Issuing Bank relating to any Letter of Credit,  the terms and conditions of this Credit Agreement shall control.

(b)      Notice of  Issuance;  Amendment;  Renewal;  Extension;  Certain  Conditions.  To request the issuance of a
Letter of Credit (or the amendment,  renewal or extension of an outstanding  Letter of Credit),  the Borrower shall hand  deliver or  facsimile  (or  transmit by  electronic  communication,  if  arrangements  for doing so have been approved  by the Issuing  Bank) to the Issuing  Bank and the  Administrative  Agent (not later than three  Business
Days before the requested  date of issuance,  amendment,  renewal or  extension) a Credit  Request  requesting  the issuance  of a Letter of Credit,  or  identifying  the Letter of Credit to be  amended,  renewed or  extended,  and specifying  the date of issuance,  amendment,  renewal or extension  (which shall be a Business  Day),  the date on which such Letter of Credit is to expire  (which shall comply with  paragraph (c) of this  Section),  the amount of such Letter of Credit,  the name and address of the  beneficiary  thereof  and such other  information  as shall be necessary  to prepare,  amend,  renew or extend such  Letter of Credit.  If  requested  by the  Issuing  Bank,  the
Borrower also shall submit a letter of credit  application on the Issuing Bank’s  standard form in connection  with any request  for a Letter of Credit.  A Letter of Credit  shall be issued,  amended,  renewed or  extended  only if
(and,  upon  issuance,  amendment,  renewal or extension of each Letter of Credit,  the Borrower shall be deemed to represent and warrant that),  after giving effect to such  issuance,  amendment,  renewal or extension,  (i) the LC
Exposure shall not exceed  $15,000,000  and (ii) the total  Revolving  Credit  Exposures shall not exceed the total
Revolving Commitments.

(c)      Expiration  Date.  Each Letter of Credit  shall expire at or prior to the close of business on the earlier of (i) the date that is one year after the date of the  issuance  of such  Letter of Credit (or, in the case of any renewal or  extension  thereof,  one year after such renewal or  extension)  and (ii) the date that is ten Business
Days prior to the Revolving  Maturity Date,  provided that any Letter of Credit may provide for the renewal thereof for  additional  one year periods  (which shall in no event extend  beyond the date that is ten Business Days prior to the Revolving Maturity Date).

(d)      Participations.  By the issuance of a Letter of Credit (or an  amendment to a Letter of Credit  increasing the amount thereof) and without any further action on the part of the Issuing Bank or the applicable  Lenders,  the
Issuing Bank hereby  grants to each Lender  having a Revolving  Commitment,  and each such Lender  hereby  acquires from the Issuing Bank, a  participation  in such Letter of Credit equal to such Lender’s  Applicable  Percentage of the aggregate  amount  available to be drawn under such Letter of Credit.  In  consideration  and in furtherance of the foregoing,  each such Lender hereby absolutely and unconditionally  agrees to pay to the Administrative  Agent, for the account of the Issuing  Bank,  such Lender’s  Applicable  Percentage  of each LC  Disbursement  made by the
Issuing Bank and not  reimbursed by the Borrower on the date due as provided in paragraph  (e) of this Section,  or of any  reimbursement  payment  required  to be  refunded  to  the  Borrower  for  any  reason.  Each  such  Lender acknowledges  and agrees that its  obligation to acquire  participations  pursuant to this  paragraph in respect of
Letters  of  Credit is  absolute  and  unconditional  and shall not be  affected  by any  circumstance  whatsoever, including  any  amendment,  renewal or extension of any Letter of Credit or the  occurrence  and  continuance  of a
Default or  reduction  or  termination  of the  Revolving  Commitments,  and that each such  payment  shall be made without any offset, abatement,  withholding or reduction whatsoever;  provided that no Lender shall be obligated to make any payment to the  Administrative  Agent for any  wrongful  LC  Disbursement  made by the  Issuing  Bank as a result of acts or omissions constituting willful misconduct or gross negligence on the part of the Issuing Bank.

(e)      Reimbursement.  If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit,  then the Issuing Bank shall either (i) notify the Borrower to  reimburse  the Issuing Bank  therefor,  in which case the
Borrower shall  reimburse such LC  Disbursement  by paying to the  Administrative  Agent an amount equal to such LC
Disbursement  and any accrued  interest  thereon not later than 1:00 p.m.,  New York City time, on (A) the Business
Day that the Borrower  receives such notice,  if such notice is received  prior to 12:00 noon,  New York City time, or (B) the Business Day  immediately  following the day that the Borrower  receives such notice,  if such notice is not received prior to such time,  provided that, if the LC Disbursement  is equal to or greater than $100,000,  the
Borrower may,  subject to the conditions of borrowing set forth herein,  request in accordance  with Section 2.3 or
Section 2.9 that such  payment be financed  with an ABR  Revolving  Borrowing in an  equivalent  amount and, to the extent so  financed,  the  Borrower’s  obligation  to make such  payment  shall be  discharged  and replaced by the resulting  ABR  Revolving  Borrowing,  or,  whether or not the Issuing Bank shall have first  notified the Borrower pursuant to clause (i) above,  (ii) notify the  Administrative  Agent that the Issuing Bank is requesting  that the applicable  Lenders make an ABR  Revolving  Borrowing in an amount  equal to such LC  Disbursement  and any accrued interest  thereon,  in which case (A) the  Administrative  Agent shall notify each applicable Lender of the details thereof and of the amount of such Lender’s Loan to be made as part of such ABR  Revolving  Borrowing,  and (B) each
Lender shall,  whether or not any Default shall have occurred and be  continuing,  any  representation  or warranty shall be  accurate,  any  condition to the making of any Loan  hereunder  shall have been  fulfilled,  or any other matter  whatsoever,  make the Loan to be made by it under this paragraph by wire transfer of immediately  available funds to the account of the Administrative  Agent most recently  designated by it for such purpose by notice to the
Lenders on (1) the Business Day that such Lender  receives such notice,  if such notice is received  prior to 12:00 noon,  New York City time,  on the day of receipt or (2) the Business Day  immediately  following the day that such
Lender  receives such notice,  if such notice is not received prior to such time on the day of receipt.  Such Loans shall, for all purposes hereof, be deemed to be an ABR Revolving  Borrowing  referred to in Section 2.1(a) and made pursuant to Section 2.3, and the Lenders  obligations to make such Loans shall be absolute and  unconditional.  The
Administrative  Agent will make such Loans  available  to the  Issuing  Bank by  promptly  crediting  or  otherwise transferring  the amounts so received,  in like funds,  to the Issuing Bank for the purpose of repaying in full the
LC Disbursement and all accrued interest thereon.

(f)      Obligations  Absolute.  The Borrower’s  obligations to reimburse LC Disbursements as provided in paragraph
(e) of this  Section  shall be  absolute,  unconditional  and  irrevocable,  and  shall be  performed  strictly  in accordance with the terms of this Credit Agreement under any and all  circumstances  whatsoever and irrespective of
(i) any lack of  validity  or  enforceability  of any  Letter of Credit or this  Credit  Agreement,  or any term or provision  therein or herein,  (ii) any draft or other  document  presented  under a Letter of Credit proving to be forged,  fraudulent or invalid in any respect or any  statement  therein being untrue or inaccurate in any respect,
(iii) payment by the Issuing Bank under a Letter of Credit against  presentation  of a draft or other document that does not  comply  with the terms of such  Letter of Credit  or (iv) any  other  event or  circumstance  whatsoever, whether or not similar to any of the foregoing,  that might,  but for the provisions of this Section,  constitute a legal or equitable  discharge  of, or provide a right of setoff  against,  the  Borrower’s  obligations  hereunder.
Neither any Credit Party nor any of their  respective  Related  Parties shall have any liability or  responsibility by reason of or in  connection  with the  issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder  (irrespective of any of the circumstances  referred to in the preceding sentence),  or any error,  omission,  interruption,  loss or delay in  transmission  or  delivery  of any  draft,  notice or other communication  under or  relating  to any  Letter of Credit  (including  any  document  required  to make a drawing thereunder),  any error in  interpretation  of technical  terms or any  consequence  arising from causes beyond the control of the Issuing Bank;  provided  that the  foregoing  shall not be construed to excuse the Issuing Bank from liability  to the  Borrower to the extent of any direct  damages (as opposed to  consequential  damages,  claims in respect of which are hereby  waived by the Borrower to the extent  permitted  by  applicable  law)  suffered by the
Borrower that are caused by the Issuing Bank’s failure to exercise care when  determining  whether drafts and other documents  presented  under a Letter of Credit comply with the terms thereof.  The parties hereto  expressly  agree that,  in the  absence of gross  negligence  or willful  misconduct  on the part of the  Issuing  Bank (as  finally determined by a court of competent  jurisdiction),  the Issuing Bank shall be deemed to have exercised care in each such  determination.  In furtherance  of the foregoing and without  limiting the  generality  thereof,  the parties agree that,  with respect to documents  presented  which appear on their face to be in substantial  compliance with the terms of a Letter of Credit,  the Issuing  Bank may, in its sole  discretion,  either  accept and make  payment upon such documents without  responsibility for further  investigation,  regardless of any notice or information to the  contrary,  or refuse to accept  and make  payment  upon such  documents  if such  documents  are not in strict compliance with the terms of such Letter of Credit.

(g)      Disbursement  Procedures.  The Issuing Bank shall,  promptly  following its receipt  thereof,  examine all documents  purporting to represent a demand for payment under a Letter of Credit.  The Issuing Bank shall  promptly notify (which may include  telephonic notice,  promptly  confirmed by facsimile) the  Administrative  Agent and the
Borrower  of such  demand  for  payment  and  whether  the  Issuing  Bank has made or will make an LC  Disbursement thereunder;  provided  that any failure to give or delay in giving such  notice  shall not relieve the  Borrower of its obligation to reimburse the Issuing Bank and the applicable Lenders with respect to any such LC Disbursement.

(h)      Interim  Interest.  If the Issuing Bank shall make any LC  Disbursement,  then,  unless the Borrower shall reimburse such LC  Disbursement  in full on the date such LC  Disbursement is made, the unpaid amount thereof shall bear  interest,  for each day from and  including the date such LC  Disbursement  is made to but excluding the date that the Borrower  reimburses such LC  Disbursement,  at the rate per annum then applicable to ABR Revolving Loans;
provided that, if the Borrower fails to reimburse such LC  Disbursement  when due pursuant to paragraph (e) of this
Section,  then Section 3.1(b) shall apply.  Interest accrued pursuant to this paragraph shall be for the account of the  Issuing  Bank,  except  that  interest  accrued on and after the date of payment  by any  Lender  pursuant  to paragraph  (e) of this Section to reimburse  the Issuing Bank shall be for the account of such Lender to the extent of such payment.

(i)      Cash  Collateral.  If any Event of Default  shall occur and be  continuing,  on the  Business Day that the
Borrower  receives notice from the  Administrative  Agent or the Required Lenders (or, if the maturity of the Loans has been accelerated,  Lenders with LC Exposure  representing at least 51% of the total LC Exposure)  demanding the deposit of cash  collateral  pursuant  to this  paragraph,  the  Borrower  shall  deposit  in an  account  with the
Administrative  Agent, in the name of the Administrative  Agent and for the benefit of the applicable  Lenders,  an amount in cash equal to the LC  Exposure as of such date plus any accrued  and unpaid  interest  thereon;  provided that the obligation to deposit such cash  collateral  shall become  effective  immediately,  and such deposit shall become  immediately  due and payable,  without demand or other notice of any kind, upon the occurrence of any Event of Default  described in clause (h) or (i) of Article 8. Such  deposit  shall be held by the  Administrative  Agent as collateral for the payment and  performance of the  obligations of the Parent and the Borrower under this Credit
Agreement.  The Administrative  Agent shall have exclusive  dominion and control,  including the exclusive right of withdrawal,  over such account.  Such deposit shall not bear interest,  nor shall the Administrative Agent be under any obligation  whatsoever to invest the same,  provided  that, at the request of the Borrower,  such deposit shall be  invested  by the  Administrative  Agent in direct  short term  obligations  of, or short term  obligations  the principal of and interest on which are  unconditionally  guaranteed by, the United States of America,  in each case maturing no later than the expiry date of the Letter of Credit  giving rise to the relevant LC  Exposure.  Interest or  profits,  if any, on such  investments  shall  accumulate  in such  account.  Moneys in such  account  shall be applied by the  Administrative  Agent to reimburse the Issuing Bank for LC Disbursements  for which it has not been reimbursed and, to the extent not so applied,  shall be held for the satisfaction of the reimbursement  obligations of the  Borrower  for the LC  Exposure  at such time or, if the  maturity  of the Loans has been  accelerated  (but subject  to the  consent  of Lenders  with LC  Exposure  representing  at least 51% of the total LC  Exposure),  be applied to satisfy other  obligations of the Parent and the Borrower under this Credit  Agreement.  If the Borrower is  required  to  provide  an amount of cash  collateral  hereunder  as a result of the  occurrence  of an Event of
Default,  such amount (to the extent not applied as  aforesaid)  shall be returned  to the  Borrower  within  three
Business Days after all Events of Default have been cured or waived.

Section 2.10      Payments Generally; Pro Rata Treatment; Sharing of Setoffs

(a)      Each Loan Party  shall  make each  payment  required  to be made by it  hereunder  or under any other Loan
Document (whether of principal of Loans, LC  Disbursements,  interest or fees, or of amounts payable under Sections
3.5, 3.6, 3.7 or 10.3, or otherwise)  prior to 1:00 p.m.,  New York City time, on the date when due, in immediately available  funds,  without  setoff or  counterclaim.  Any amounts  received after such time on any date may, in the discretion of the  Administrative  Agent, be deemed to have been received on the next  succeeding  Business Day for purposes of  calculating  interest  thereon.  All such payments  shall be made to the  Administrative  Agent at its office at One Wall  Street,  New York,  New York,  or such other  office as to which the  Administrative  Agent may notify the other parties hereto,  except  payments to be made to the Issuing Bank or Swingline  Lender as expressly provided  herein and except that  payments  pursuant to Sections  3.5,  3.6, 3.7 and 10.3 shall be made directly to the Persons entitled thereto.  The  Administrative  Agent shall distribute any such payments received by it for the account of any other  Person to the  appropriate  recipient  promptly  following  receipt  thereof.  If any payment hereunder  shall be due on a day that is not a Business  Day,  the date for  payment  shall be extended to the next succeeding  Business Day, and, in the case of any payment accruing interest,  interest thereon shall be payable for the period of such extension. All payments hereunder shall be made in dollars.

(b)      If at any time insufficient funds are received by and available to the  Administrative  Agent to pay fully all  amounts of  principal  of Loans,  unreimbursed  LC  Disbursements,  interest,  fees and  commissions  then due hereunder,  such funds shall be applied (i) first,  towards  payment of  interest,  fees and  commissions  then due hereunder,  ratably  among the  parties  entitled  thereto in  accordance  with the amounts of  interest,  fees and commissions  then due to such parties and (ii) second,  towards  payment of principal of Loans and  unreimbursed LC
Disbursements  then due hereunder,  ratably among the parties  entitled  thereto in accordance  with the amounts of principal of Loans and unreimbursed LC Disbursements then due to such parties.

(c)      If any Lender shall,  by exercising any right of setoff or  counterclaim  or otherwise,  obtain payment in respect of any principal of, or interest on, any of its Loans or  participations  in LC  Disbursements or Swingline
Loans resulting in such Lender receiving  payment of a greater  proportion of the aggregate amount of its Loans and participations  in LC Disbursements  or Swingline Loans and accrued  interest thereon than the proportion  received by any other applicable  Lender,  then the applicable Lender receiving such greater  proportion shall purchase (for cash at face value)  participations  in the Loans and  participations  in LC  Disbursements  or Swingline  Loans of other  applicable  Lenders to the extent  necessary so that the benefit of all such payments shall be shared by the applicable  Lenders  ratably in  accordance  with the aggregate  amount of principal  of, and accrued  interest on, their respective  Loans and  participations  in LC Disbursements or Swingline Loans,  provided that (i) if any such participations  are  purchased  and all or any  portion of the  payment  giving  rise  thereto is  recovered,  such participations  shall be  rescinded  and the  purchase  price  restored  to the  extent of such  recovery,  without interest,  and (ii) the  provisions  of this  paragraph  shall not be construed to apply to any payment made by the
Borrower  pursuant to and in accordance with the express terms of this Credit  Agreement or any payment obtained by a Lender as consideration  for the assignment of or sale of a participation  in any of its Loans or  participations in LC Disbursements  or Swingline Loans to any assignee or participant,  other than to the Parent or any Subsidiary or Affiliate  thereof (as to which the provisions of this paragraph  shall apply).  Each Loan Party consents to the foregoing and agrees,  to the extent it may  effectively do so under  applicable  law, that any Lender  acquiring a participation  pursuant to the  foregoing  arrangements  may exercise  against such Loan Party rights of setoff and counterclaim  with  respect to such  participation  as fully as if such Lender were a direct  creditor of such Loan
Party in the amount of such participation.

(d)      Unless the  Administrative  Agent shall have received  notice from a Loan Party prior to the date on which any payment is due to the  Administrative  Agent for the account of the applicable  Credit  Parties  hereunder that such Loan Party  will not make such  payment,  the  Administrative  Agent may assume  that such Loan Party has made such payment on such date in  accordance  herewith and may, in reliance  upon such  assumption,  distribute to such
Credit  Parties  the amount due. In such  event,  if such Loan Party has not in fact made such  payment,  then each such  Credit  Party  severally  agrees to repay to the  Administrative  Agent  forthwith  on demand  the  amount so distributed  to such Credit Party with  interest  thereon,  for each day from and including the date such amount is distributed to it to but excluding the date of payment to the  Administrative  Agent, at the greater of the Federal
Funds Effective Rate and a rate determined by the  Administrative  Agent in accordance with banking  industry rules on interbank compensation.

(e)      If any Credit Party shall fail to make any payment  required to be made by it pursuant to Section  2.4(b),
2.8(c),  2.9(d) or 2.9(e)(ii),  then the Administrative Agent may, in its discretion  (notwithstanding any contrary provision  hereof),  apply any  amounts  thereafter  received by the  Administrative  Agent for the account of such
Credit  Party to  satisfy  such  Credit  Party’s  obligations  under  such  Sections  until  all  such  unsatisfied obligations are fully paid.

Article 3.
                                      INTEREST, FEES, YIELD PROTECTION, ETC.
Section 3.1       Interest

(a)      The  Loans  comprising  each ABR  Borrowing  shall  bear  interest  at the  Alternate  Base  Rate plus the
Applicable  Margin.  The Loans  comprising each Eurodollar  Borrowing shall bear interest at the Adjusted LIBO Rate for the Interest  Period in effect for such Borrowing plus the  Applicable  Margin.  Each Swingline Loan shall bear interest at the Swingline Rate.

(b)      Notwithstanding the foregoing,  if any principal of or interest on any Loan, any reimbursement  obligation in respect of any LC  Disbursement  or any fee or other amount  payable by the Borrower  hereunder is not paid when due, whether at stated maturity,  upon  acceleration or otherwise,  such overdue amount shall bear interest,  after as well as before  judgment,  at a rate per annum  equal to (i) in the case of overdue  principal  of any Loan,  2%
plus the rate otherwise  applicable to such Loan as provided in the preceding  paragraph of this Section or (ii) in the case of any  other  amount,  2% plus  the rate  applicable  to ABR  Revolving  Borrowings  as  provided  in the preceding  paragraph  of this  Section.  In  addition,  notwithstanding  the  foregoing,  at all times  during  the continuance  of (x) any Event of Default  under clauses (a), (b), (h) or (i) of Article 8 or (y) any other Event of
Default after the  Administrative  Agent, at the request of the Required Lenders,  so notifies the Borrower,  then, so long as such Event of Default is  continuing  (and,  in the case of clause (y) above,  after the  Administrative
Agent  shall  have so  notified  the  Borrower),  all  outstanding  principal  of each  Loan  and all  unreimbursed reimbursement  obligations in respect of all LC Disbursements  shall,  without duplication of amounts payable under the preceding sentence,  bear interest,  after as well as before judgment, at a rate per annum equal to 2% plus the rate  otherwise  applicable  to such  Loan as  provided  in the  preceding  paragraph  of this  Section  or to such unreimbursed reimbursement obligations in accordance with Section 2.9(h).

(c)      Accrued  interest on each Loan shall be payable in arrears on each  Interest  Payment  Date for such Loan, provided that (i) interest  accrued  pursuant to paragraph (b) of this Section shall be payable on demand,  (ii) in the event of any repayment or prepayment of any Loan,  accrued  interest on the principal  amount repaid or prepaid shall be payable on the date of such  repayment  or  prepayment,  and (iii) in the event of any  conversion  of any
Eurodollar Loan prior to the end of the current  Interest Period  therefor,  accrued interest on such Loan shall be payable on the effective date of such conversion.

(d)      All  interest  hereunder  shall be  computed  on the basis of a year of 360  days,  except  that  interest computed by reference to the Alternate  Base Rate at times when the Alternate  Base Rate is based on the Prime Rate shall be  computed  on the  basis of a year of 365 days (or 366 days in a leap  year),  and in each  case  shall be payable  for the  actual  number of days  elapsed  (including  the  first  day but  excluding  the last  day).  The applicable  Alternate Base Rate,  Adjusted LIBO Rate or LIBO Rate shall be determined by the Administrative  Agent, and such determination shall be conclusive absent clearly demonstrable error.

Section 3.2       Interest Elections

(a)      Each Borrowing  (other than a Swingline  Loan)  initially shall be of the Type specified in the applicable
Credit Request and, in the case of a Eurodollar  Borrowing,  shall have an initial  Interest Period as specified in such Credit  Request.  Thereafter,  the  Borrower may elect to convert  such  Borrowing  to a different  Type or to continue such Borrowing and, in the case of a Eurodollar  Borrowing,  may elect Interest Periods  therefor,  all as provided in this  Section.  The Borrower  may elect  different  options  with respect to different  portions of the affected  Borrowing,  in which case each such  portion  shall be allocated  ratably  among the  applicable  Lenders holding the Loans  comprising  such  Borrowing,  and the Loans  comprising  each such portion shall be considered a separate  Borrowing.  This  Section  shall  not  apply to  Swingline  Borrowings,  which  may not be  converted  or continued.

(b)      To make an election  pursuant to this Section,  the Borrower shall deliver to the  Administrative  Agent a signed  Interest  Election  Request in a form approved by the  Administrative  Agent (or notify the  Administrative
Agent by  telephone,  to be  promptly  confirmed  by  delivery  to the  Administrative  Agent of a signed  Interest
Election  Request) by the time that a Credit  Request  would be required  under  Section 2.3 if the  Borrower  were requesting a Borrowing of the Type resulting from such election to be made on the effective date of such election.

(c)      Each such  telephonic and written  Interest  Election  Request shall be irrevocable  and shall specify the following information:

(i)      the  Borrowing  to which such  Interest  Election  Request  applies  and, if  different  options are being elected  with  respect to  different  portions  thereof,  the  portions  thereof to be  allocated  to each resulting  Borrowing (in which case the information to be specified  pursuant to clauses (iii) and (iv) of this paragraph shall be specified for each resulting Borrowing);

(ii)     the  effective  date of the election made pursuant to such  Interest  Election  Request,  which shall be a
         Business Day;

(iii)    whether the resulting Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing; and

(iv)     if the resulting Borrowing is a Eurodollar  Borrowing,  the Interest Period to be applicable thereto after giving  effect to such  election,  which  shall be a period  contemplated  by the  definition  of the term
         “Interest Period”.

If any such Interest  Election  Request  requests a Eurodollar  Borrowing but does not specify an Interest  Period, then the Borrower shall be deemed to have selected an Interest Period of one month’s duration.

(d)      Promptly  following receipt of an Interest Election Request,  the  Administrative  Agent shall advise each applicable Lender of the details thereof and of such Lender’s portion of each resulting Borrowing.

(e)      If the  Borrower  fails to deliver a timely  Interest  Election  Request  prior to the end of the Interest
Period  applicable  thereto,  then, unless such Borrowing is repaid as provided herein, at the end of such Interest
Period,  such Borrowing shall be converted to an ABR Borrowing.  Notwithstanding  any contrary provision hereof, if an Event of Default has occurred and is continuing  and the  Administrative  Agent,  at the request of the Required
Lenders,  so  notifies  the  Borrower,  then,  so long as an Event of Default  is  continuing,  (i) no  outstanding
Borrowing  may be  converted to or continued as a Eurodollar  Borrowing  and (ii) unless  repaid,  each  Eurodollar
Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

Section 3.3       Fees

(a)      The Borrower agrees to pay to the  Administrative  Agent for the account of each Lender having a Revolving
Commitment,  a commitment  fee,  which shall accrue at a rate per annum equal to the  Commitment  Fee Percentage on the daily amount of the unused  Revolving  Commitment plus the Swingline  Exposure of such Lender during the period from and  including  the date on which this Credit  Agreement  becomes  effective  pursuant to Section  10.6 to but excluding the date on which such  Revolving  Commitment  terminates.  Accrued  commitment  fees shall be payable in arrears on the last day of March,  June,  September  and  December of each year,  each date on which the  Revolving
Commitments are permanently  reduced and on the date on which the Revolving  Commitments  terminate,  commencing on the first such date to occur after the date hereof.  All  commitment  fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed  (including  the first day but excluding the last day).

(b)      The  Borrower  agrees to pay (i) to the  Administrative  Agent for the  account  of each  Lender  having a
Revolving  Commitment a  participation  fee with respect to its  participations  in Letters of Credit,  which shall accrue at a rate per annum  equal to the  Applicable  Margin  on the  average  daily  amount  of such  Lender’s  LC
Exposure (excluding any portion thereof  attributable to unreimbursed LC Disbursements)  during the period from and including  the Fifth  Restatement  Effective  Date to but  excluding  the later of the date on which such  Lender’s
Revolving  Commitment  terminates  and the date on which such Lender ceases to have any LC Exposure and (ii) to the
Issuing  Bank for its own  account a fronting  fee,  which shall  accrue at the rate or rates per annum  separately agreed upon between the Borrower  and the Issuing  Bank on the average  daily amount of the LC Exposure  (excluding any portion thereof  attributable to unreimbursed LC Disbursements)  during the period from and including the Fifth
Restatement  Effective Date to but excluding the later of the date of termination of the Revolving  Commitments and the date on which there ceases to be any LC Exposure,  as well as the Issuing Bank’s  standard fees with respect to the  issuance,  amendment,  renewal or  extension  of any Letter of Credit or  processing  of drawings  thereunder.
Accrued  participation  fees and  fronting  fees  shall be  payable  in  arrears  on the last day of  March,  June,
September  and December of each year,  commencing  on the first such date to occur after the date hereof;  provided that all such fees shall be  payable on the date on which the  Revolving  Commitments  terminate  and any such fees accruing after the date on which the Revolving  Commitments  terminate  shall be payable on demand.  Any other fees payable to the  Issuing  Bank  pursuant  to this  paragraph  shall be payable  within  ten days after  demand.  All participation  fees and  fronting  fees shall be  computed  on the basis of a year of 360 days and shall be payable for the actual  number of days  elapsed  (including  the first day but  excluding  the last  day).  Notwithstanding anything to the  contrary  herein,  if an Event of Default has occurred and is  continuing  and the  Administrative
Agent,  at the request of the Required  Lenders,  in the case of  participation  fees,  or the Issuing Bank, in the case of  fronting  fees,  so notifies  the  Borrower,  then,  so long as such Event of Default is  continuing,  all participation  fees and fronting fees shall be  calculated at a rate per annum equal to 2% plus the rate  otherwise applicable thereto and shall be payable on demand.

(c)      The Borrower  agrees to pay to each Credit Party,  for its own account,  fees and other amounts payable in the amounts and at the times separately agreed upon between the Borrower and such Credit Party.

(d)      All fees and other amounts  payable  hereunder  shall be paid on the dates due, in  immediately  available funds. Fees and other amounts paid shall not be refundable under any circumstances.

Section 3.4       Alternate Rate of Interest

                  If prior to the commencement of any Interest Period for a Eurodollar Borrowing:

(a)      the Administrative  Agent determines (which  determination shall be conclusive absent manifest error) that adequate and reasonable  means do not exist for  ascertaining  the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or

(b)      the  Administrative  Agent is advised by Required Lenders that the Adjusted LIBO Rate or the LIBO Rate, as applicable,  for such  Interest  Period  will not  adequately  and  fairly  reflect  the cost of making or maintaining their Loans included in such Borrowing for such Interest Period;

then the  Administrative  Agent shall give notice thereof to the Borrower and the Lenders by telephone or facsimile as promptly as practicable  thereafter  and, until the  Administrative  Agent notifies the Borrower and the Lenders that the  circumstances  giving  rise to such  notice no longer  exist,  (i) any  Interest  Election  Request  that requests the conversion of any Borrowing to, or continuation  of any Borrowing as, a Eurodollar  Borrowing shall be ineffective,  and (ii) if any Credit Request  requests a Eurodollar  Borrowing,  such Borrowing shall be made as an
ABR Borrowing.

Section 3.5       Increased Costs; Illegality

(a)      If any Change in Law shall:

(i)      impose,  modify or deem applicable any reserve,  special deposit or similar requirement against assets of, deposits  with or for the account of, or credit  extended  by, any Credit  Party  (except any such reserve requirement reflected in the Adjusted LIBO Rate); or

(ii)     impose on any Credit  Party or the London  interbank  market any other  condition  affecting  this  Credit
         Agreement,  any Eurodollar Loans made by such Credit Party or any  participation  therein or any Letter of
         Credit or participation therein.

and the  result  of any of the  foregoing  shall  be to  increase  the  cost to such  Credit  Party  of  making  or maintaining  any Eurodollar Loan or the cost to such Credit Party of issuing,  participating  in or maintaining any
Letter of Credit  hereunder  or to  increase  the cost to such  Credit  Party or to  reduce  the  amount of any sum received or  receivable by such Credit Party  hereunder  (whether of principal,  interest or  otherwise),  then the
Borrower will pay to such Credit Party such  additional  amount or amounts as will compensate such Credit Party for such additional costs incurred or reduction suffered.

(b)      If any Credit Party  determines that any Change in Law regarding  capital  requirements  has or would have the effect of reducing the rate of return on such Credit  Party’s  capital or on the capital of such Credit Party’s holding  company,  if any, as a  consequence  of this  Credit  Agreement  or the Loans made,  the Letters of Credit issued or the  participations  therein  held, by such Credit Party to a level below that which such Credit Party or such Credit  Party’s  holding  company  could have  achieved but for such Change in Law (taking into  consideration such Credit  Party’s  policies  and the  policies of such Credit  Party’s  holding  company with respect to capital adequacy),  then from time to time the Borrower will pay to such Credit Party such additional  amount or amounts as will compensate such Credit Party or such Credit Party’s holding company for any such reduction suffered.

(c)      A certificate  of a Credit Party setting forth the amount or amounts  necessary to compensate  such Credit
Party or its holding  company,  as  applicable,  as  specified in  paragraph  (a) or (b) of this  Section  shall be delivered to the Borrower and shall be conclusive  absent manifest error.  The Borrower shall pay such Credit Party the amount shown as due on any such certificate within 10 days after receipt thereof.

(d)      Failure or delay on the part of any Credit Party to demand  compensation  pursuant to this  Section  shall not constitute a waiver of such Credit Party’s right to demand such compensation.

(e)      Notwithstanding  any other provision of this Credit  Agreement,  if, after the Fifth Restatement Date, any
Change in Law shall make it unlawful  for any Lender to make or maintain any  Eurodollar  Loan or to give effect to its  obligations  as  contemplated  hereby with respect to any  Eurodollar  Loan,  then,  by written  notice to the
Borrower and to the Administrative Agent:

(i)      such  Lender  may  declare  that  Eurodollar   Loans  will  not  thereafter  (for  the  duration  of  such unlawfulness) be made by such Lender hereunder (or be continued for additional  Interest  Periods) and ABR
         Loans will not thereafter  (for such duration) be converted into Eurodollar  Loans,  whereupon any request for a  Eurodollar  Borrowing or to convert an ABR  Borrowing  to a  Eurodollar  Borrowing or to continue a
         Eurodollar Borrowing,  as applicable,  for an additional Interest Period shall, as to such Lender only, be deemed  a  request  for an ABR Loan  (or a  request  to  continue  an ABR  Loan as such for an  additional
         Interest  Period  or to  convert  a  Eurodollar  Loan  into  an ABR  Loan,  as  applicable),  unless  such declaration shall be subsequently withdrawn; and

(ii)     such Lender may require that all  outstanding  Eurodollar  Loans made by it be converted to ABR Loans,  in which event all such Eurodollar Loans shall be  automatically  converted to ABR Loans, as of the effective date of such notice as provided in the last sentence of this paragraph.

In the event any Lender shall  exercise its rights  under  clause (i) or (ii) of this  paragraph,  all payments and prepayments  of principal  that would  otherwise  have been applied to repay the  Eurodollar  Loans that would have been made by such Lender or the  converted  Eurodollar  Loans of such Lender shall  instead be applied to repay the
ABR Loans  made by such  Lender in lieu of,  or  resulting  from the  conversion  of,  such  Eurodollar  Loans,  as applicable.  For purposes of this  paragraph,  a notice to the Borrower by any Lender shall be effective as to each
Eurodollar  Loan made by such Lender,  if lawful,  on the last day of the Interest Period  currently  applicable to such Eurodollar Loan; in all other cases such notice shall be effective on the date of receipt by the Borrower.

Section 3.6       Break Funding Payments

                  In the event of (a) the payment or  prepayment  (voluntary  or otherwise) of any principal of any
Eurodollar  Loan other than on the last day of an Interest  Period  applicable  thereto or any Swingline Loan other than on the maturity  thereof  (other than a Swingline  Loan,  the Swingline Rate with respect to which is based on the Alternate  Base Rate)  (including  as a result of an Event of Default),  (b) the  conversion of any  Eurodollar
Loan other than on the last day of the Interest Period applicable thereto,  or (c) the failure to borrow,  convert, continue or prepay any Eurodollar  Loan or Swingline Loan on the date  specified in any notice  delivered  pursuant hereto  (regardless  of whether  such  notice  may be revoked  under  Section  2.7(e) and is revoked in  accordance therewith),  then, in any such event,  the Borrower  shall  compensate  each Lender for the loss,  cost and expense attributable  to such event.  In the case of a Eurodollar  Loan,  such loss, cost or expense to any Lender shall be deemed to include an amount  determined  by such  Lender to be the  excess,  if any,  of (i) the amount of interest that would have accrued on the  principal  amount of such Loan had such event not  occurred,  at the Adjusted  LIBO
Rate that would have been  applicable  to such Loan,  for the period from the date of such event to the last day of the then current  Interest  Period therefor (or, in the case of a failure to borrow,  convert or continue,  for the period  that would  have been the  Interest  Period for such  Loan),  over (ii) the amount of  interest  that would accrue on such  principal  amount for such period at the  interest  rate that such Lender would bid were it to bid, at the commencement of such period,  for dollar deposits of a comparable  amount and period from other banks in the eurodollar  market.  A certificate  of any Lender  setting forth any amount or amounts that such Lender is entitled to receive  pursuant to this Section  shall be delivered to the Borrower and shall be  conclusive  absent  manifest error.  The  Borrower  shall pay such Lender the amount shown as due on any such  certificate  within 10 days after receipt thereof.

Section 3.7       Taxes

(a)      Any and all payments by or on account of any  obligation  of any Loan Party  hereunder and under any other
Loan  Document  shall be made free and clear of and without  deduction  for any  Indemnified  Taxes or Other Taxes, provided  that,  if such Loan Party  shall be  required  to deduct any  Indemnified  Taxes or Other Taxes from such payments,  then (i) the sum payable shall be increased as necessary so that,  after making all required  deductions
(including  deductions  applicable to additional  sums payable under this  Section),  the  applicable  Credit Party receives an amount equal to the sum it would have received had no such  deductions  been made, (ii) such Loan Party shall  make such  deductions  and  (iii)  such  Loan  Party  shall pay the full  amount  deducted  to the  relevant
Governmental Authority in accordance with applicable law.

(b)      In  addition,  the Loan  Parties  shall pay any Other  Taxes to the  relevant  Governmental  Authority  in accordance with applicable law.

(c)      Each Loan Party shall  indemnify  each Credit Party,  within ten days after written demand  therefor,  for the full  amount of any  Indemnified  Taxes or Other  Taxes  paid by such  Credit  Party on or with  respect to any payment by or on account of any  obligation  of such Loan Party  under the Loan  Documents  (including  Indemnified
Taxes or Other  Taxes  imposed or  asserted on or  attributable  to amounts  payable  under this  Section)  and any penalties,  interest  and  reasonable  expenses  arising  therefrom or with  respect  thereto,  whether or not such
Indemnified  Taxes or Other  Taxes were  correctly  or legally  imposed or asserted  by the  relevant  Governmental
Authority.  A  certificate  as to the amount of such  payment or  liability  delivered  to the Borrower by a Credit
Party,  or by the  Administrative  Agent on its own  behalf  or on behalf of a Credit  Party,  shall be  conclusive absent manifest error.

(d)      As soon as  practicable  after any  payment  of  Indemnified  Taxes or Other  Taxes by the  Borrower  to a
Governmental  Authority,  the Borrower shall deliver to the  Administrative  Agent the original or a certified copy of a receipt issued by such  Governmental  Authority  evidencing such payment,  a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

(e)      Any Foreign  Lender that is entitled to an exemption  from or reduction of  withholding  tax under the law of the  jurisdiction  in which the relevant Loan Party is located,  or any treaty to which such  jurisdiction  is a party,  with  respect to  payments  under the Loan  Documents  shall  deliver to the  Borrower  (with a copy to the
Administrative  Agent),  at the time or times  prescribed by applicable  law, such properly  completed and executed documentation  prescribed  by applicable  law or reasonably  requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

                  (f)      The Borrower  shall not be required to pay any  additional  amount to any Foreign Lender under this Section 3.7 (i) with respect to any  Indemnified  Taxes required to be deducted or withheld on the basis of any incorrect  information  contained in the  information,  certificates  or statements of exemption such Lender delivered  pursuant to Section  3.7(e),  (ii) if such Lender is not entitled to an  exemption  from or reduction of withholding  tax on the date it  becomes  a Lender  or (iii) if such  Lender  shall  have  failed  to  satisfy  the requirements  of  Section  3.7(e)  on or after  the date it  becomes a Lender;  provided  that if such  Lender  was entitled to an exemption  from or reduction of  withholding  tax on the date it becomes a Lender and if such Lender has satisfied the  requirements  of Section  3.7(e),  nothing in this Section  3.7(f) shall relieve the Borrower of its  obligation  to pay any amounts  pursuant to this  Section 3.7 in the event that,  as a result of any change in any  applicable  law,  treaty or  governmental  rule,  regulation  or order,  or any change in the  interpretation, administration or application  thereof,  such Lender is no longer properly entitled to deliver forms,  certificates or other evidence at a subsequent date  establishing  the fact that such Lender is not subject to withholding or is subject to withholding at a reduced rate.

Section 3.8       Mitigation Obligations

                  If any Lender  requests  compensation  under  Section  3.5, or if the Borrower is required to pay any  additional  amount to any Lender or any  Governmental  Authority  for the  account of any Lender  pursuant  to
Section 3.7, then such Lender shall use reasonable  efforts to designate a different  lending office for funding or booking  its Loans or  Letters  of Credit  (or any  participation  therein)  hereunder  or to assign its rights and obligations hereunder to another of its offices,  branches or Affiliates,  if, in the judgment of such Lender, such designation  or assignment (i) would  eliminate or materially  reduce  amounts  payable  pursuant to Section 3.5 or
3.7,  as  applicable,  in the  future  and (ii)  would not  subject  such  Lender or any of its  Affiliates  to any unreimbursed  cost or expense and would not otherwise be  disadvantageous  to such Lender or any of its Affiliates.
The Borrower hereby agrees to pay all reasonable  costs and expenses  incurred by any Lender in connection with any such designation or assignment.

Article 4.
                                          REPRESENTATIONS AND WARRANTIES
                  The Parent and the Borrower each represents and warrants to the Credit Parties that:

Section 4.1       Organization; Powers

                  Each Loan Party is duly  organized,  validly  existing and in good standing under the laws of the jurisdiction  of its  organization,  has all requisite  power and authority to own its property and to carry on its business as now  conducted,  and is in good standing and  authorized to do business in each  jurisdiction  in which the failure to be so authorized could reasonably be expected to have a Material Adverse Effect.

Section 4.2       Authorization; Enforceability

                  The  Transactions  are within the corporate,  partnership or other analogous  powers of each Loan
Party to the extent it is a party thereto and have been duly  authorized by all  necessary  corporate,  partnership or other  analogous  and, if  required,  equity  holder  action.  Each Loan  Document  has been duly  executed  and delivered  by each Loan  Party to the extent it is a party  thereto  and  constitutes  a legal,  valid and  binding obligation  thereof,  enforceable  in  accordance  with its terms,  subject to applicable  bankruptcy,  insolvency, reorganization, moratorium or other similar laws affecting creditors’ rights generally.

Section 4.3       Governmental Approvals; No Conflicts

                  The Transactions  (i) do not require any consent or approval of,  registration or filing with, or any other  action by, any  Governmental  Authority  except (x) such as have been  obtained  or made and are in full force and effect,  (y) the filing of the  applicable  Loan  Documents  with the FCC and the Securities and Exchange
Commission in accordance with applicable  law, which filings are for  informational  purposes and do not affect the validity or  enforceability  of the Loan Documents,  and (z) as expressly set forth in the Security  Agreement with respect to the FCC,  (ii) will not violate any  applicable  law or  regulation  or the charter,  limited  liability company  operating  agreement,  by laws or other  organizational  documents  of any Loan  Party or any order of any
Governmental  Authority,  (iii) will not violate or result in a default  under any  indenture,  agreement  or other instrument  binding  upon the  Parent or any  Subsidiary,  or its  assets,  or give rise to a right  thereunder  to require any payment to be made by the Parent or any  Subsidiary,  which  defaults  could  reasonably be expected to result in a Material  Adverse  Effect or could result in any claim against the Agent or the Lenders,  and (iv) will not result in the creation or  imposition  of any Lien on any asset of any Loan Party  (other than Liens  permitted by Section 7.2).

Section 4.4       Financial Condition; No Material Adverse Change

(a)      The Parent has  heretofore  furnished  to the Credit  Parties  its (i) Form 10-K for the fiscal year ended
December 31, 2002 containing (x) the annual audited  consolidated  balance sheet of the Parent and the Subsidiaries as of December 31, 2002,  together with the related  consolidated  statements of operations,  shareholders’  equity and cash flows for the period then ended,  reported on by Ernst&Young, LLP,  independent public accountants,  and
(y) the  unaudited  consolidating  balance  sheets of the Parent and the  Subsidiaries  as of  December  31,  2002,
together with the related consolidating  statements of operations,  and (ii) Form 10-Q for the fiscal quarter ended
June 30, 2003  containing (x) the unaudited  consolidated  balance sheets of the Parent and the  Subsidiaries as of
June 30, 2003,  together with the related  consolidated  statements of operations for the period then ended and (y)
the unaudited  consolidating  balance sheets of the Parent and the Subsidiaries as of June 30, 2003,  together with the related  consolidating  statements of operations,  each certified by its chief financial officer. The foregoing financial  statements  fairly present,  in all material  respects,  the  consolidated and  consolidating  financial condition  and results in the  operations  of the Parent and the  Subsidiaries  as of the dates and for the periods indicated  therein and have been prepared in conformity  with GAAP and are consistent with the books and records of the Parent  (which  books and  records are correct and  complete),  subject to year end audit  adjustments  and the absence of footnotes in the case of the statements referred to in clause (ii) above.

(b)      Except as reflected in such financial  statements or in the footnotes thereto,  neither the Parent nor any of the  Subsidiaries  has (as of the respective  dates of such  financial  statements)  any material  obligation or liability of any kind (whether  fixed,  accrued,  contingent,  unmatured or otherwise)  which,  in accordance  with
GAAP,  should have been shown on such financial  statements and was not. Since December 31, 2002, there has been no material adverse change in the business,  assets,  operations,  prospects or condition,  financial or otherwise, of the Borrower and the Borrower Subsidiaries,  taken as a whole or the Parent and the Restricted Subsidiaries,  taken as a whole.

Section 4.5       Properties

(a)      Each of the Parent and the Restricted  Subsidiaries  has good title to, or valid  leasehold  interests in, all real and personal  property  which is material to the business of the Parent and the  Restricted  Subsidiaries, taken as a whole,  except for minor  defects  in title  that do not  interfere  with its  ability  to  conduct  its business as currently  conducted or to utilize such  properties  for their  intended  purposes and Liens  permitted under Section 7.2.

(b)      Each of the Parent and the  Subsidiaries  owns,  or is  entitled  to use,  all  trademarks,  trade  names, copyrights,  patents and other  intellectual  property  material to its business,  and the use thereof by Parent or such  Subsidiary  does not infringe upon the rights of any other Person,  except for any such  infringements  that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

(c)      Schedule 4.5 sets forth the address of each parcel of real  property  that had a purchase  price in excess of $1,000,000  and is owned by a Loan Party on the Fifth  Restatement  Date and further (i) specifies  whether such real property is subject to a Mortgage  executed and delivered prior to the Fifth  Restatement Date, (ii) specifies the purchase  price (if greater than or equal to $1,000,000  but less than  $5,000,000) of each such parcel of real property  that is not  subject to such a Mortgage  and was  acquired  after the Second  Restatement  Date and (iii)
specifies the aggregate purchase price of all parcels of real property referred to in clause (ii) above.

Section 4.6       Litigation and Environmental Matters

(a)      There are no actions,  suits or proceedings by or before any arbitrator or Governmental  Authority pending against or, to the  knowledge of the Parent or the Borrower,  threatened  against or affecting the Parent or any of the Subsidiaries (i) that could reasonably be expected,  individually or in the aggregate,  to result in a Material
Adverse Effect (other than the Disclosed Matters) or (ii) that involve any Loan Document or the Transactions.

(b)      Except for the Disclosed  Matters and except with respect to any other matters  that,  individually  or in the aggregate,  could not  reasonably be expected to result in a Material  Adverse  Effect,  neither the Parent nor any of the  Subsidiaries  (i) have failed to comply  with any  Environmental  Law or to obtain,  maintain or comply with any permit,  license or other approval required under any  Environmental  Law, (ii) have become subject to any
Environmental  Liability,  (iii) have received notice of any claim with respect to any  Environmental  Liability or
(iv) know of any basis for any Environmental Liability.

(c)      Since the Fifth  Restatement  Date, there has been no change in the status of the Disclosed  Matters that, individually or in the aggregate,  has resulted in, or materially  increased the likelihood of, a Material  Adverse
Effect.

Section 4.7       Compliance with Laws and Agreements

                  Each of the Parent and the  Subsidiaries is in compliance  with all laws,  regulations and orders of any  Governmental  Authority  applicable  to it or  its  property  and  all  indentures,  agreements  and  other instruments  binding upon it or its property,  except where the failure to do so, individually or in the aggregate, could not  reasonably  be  expected  to result in a  Material  Adverse  Effect.  No  Default  has  occurred  and is continuing.

Section 4.8       Investment and Holding Company Status

                  Neither the Parent nor any of the  Subsidiaries is (i) an “investment  company” as defined in, or subject to  regulation  under,  the  Investment  Company Act of 1940 or (ii) a “holding  company” as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

Section 4.9       Taxes

                  Except as set forth on Schedule  4.9,  each of the Parent and the  Subsidiaries  has timely filed or caused to be filed all Tax  returns  and  reports  required to have been filed and has paid or caused to be paid all  Taxes  required  to have  been  paid by it,  except  (i)  Taxes  that are  being  contested  in good  faith by appropriate  proceedings  and for which the Parent or such  Subsidiary,  as applicable,  has set aside on its books adequate  reserves or (ii) to the extent that the failure to do so could not  reasonably be expected to result in a
Material Adverse Effect.

Section 4.10      ERISA

                  No ERISA Event has occurred or is  reasonably  expected to occur that,  when taken  together with all other such ERISA Events for which liability is reasonably  expected to occur,  could  reasonably be expected to result in a Material  Adverse Effect.  The present value of all  accumulated  benefit  obligations  under each Plan
(based on the assumptions used for purposes of Statement of Financial  Accounting  Standards No. 87) did not, as of
the date of the most recent  financial  statements  reflecting  such  amounts,  exceed the fair market value of the assets of such Plan, and the present value of all accumulated  benefit  obligations of all underfunded Plans (based on the  assumptions  used for purposes of Statement of Financial  Accounting  Standards  No. 87) did not, as of the
date of the most recent financial  statements  reflecting such amounts,  exceed the fair market value of the assets of all such underfunded Plans by more than $1,000,000.

Section 4.11      Disclosure

                  None of the reports,  financial statements,  certificates or other information furnished by or on behalf  of the  Parent or any  Subsidiary  to any  Credit  Party in  connection  with the  negotiation  of the Loan
Documents or delivered  thereunder (as modified or  supplemented  by other  information so furnished)  contains any material  misstatement  of fact or omits to state any material fact  necessary to make the statements  therein,  in the light of the  circumstances  under  which  they were made,  not  misleading,  provided  that,  with  respect to projected  financial  information,  each of the Parent and the Borrower  represents only that such  information was prepared in good faith based upon assumptions believed to be reasonable at the time.

Section 4.12      Subsidiaries

(a)      On the Fifth  Restatement  Date, the Parent has no direct or indirect  Subsidiaries or investments  (other than  Permitted  Investments)  in, or joint  ventures or  partnerships  with,  any Person,  except as  disclosed in
Schedule  4.12.  Such Schedule sets forth the  ownership  interest of the Parent and each  Subsidiary in each other
Subsidiary and identifies each Subsidiary that is a Subsidiary  Guarantor on the Fifth  Restatement  Date.  Neither
the  Parent  nor any  Restricted  Subsidiary  has  issued  any  Disqualified  Equity  Interests  and  there  are no outstanding  options or warrants to purchase  Equity  Interests of any Restricted  Subsidiary of any class or kind, and there are no agreements,  voting trusts or  understandings  with respect thereto or affecting in any manner the sale, pledge,  assignment or other disposition thereof,  including any right of first refusal, option,  redemption, call or other rights with respect thereto, whether similar or dissimilar to any of the foregoing.

(b)      As of the Fifth Restatement Date, the Parent has no Unrestricted Subsidiaries.

Section 4.13      Labor Matters

                  Except for the Disclosed  Matters,  (i) there are no strikes,  lockouts or slowdowns  against the
Parent or any  Subsidiary  pending or, to the knowledge of the Parent of the Borrower,  threatened,  (ii) the hours worked by and  payments  made to  employees  of the Parent and the  Subsidiaries  have not been in violation of the
Fair Labor Standards Act or any other applicable  Federal,  state,  local or foreign law dealing with such matters, except where any such  violations,  individually  and in the aggregate,  could not reasonably be expected to result in a Material  Adverse  Effect,  (iii) all payments due from the Parent or any  Subsidiary,  or for which any claim may be made against the Parent or any  Subsidiary,  on account of wages and employee  health and welfare  insurance and other  benefits,  have been paid or accrued as a liability on the books of the Parent or such  Subsidiary,  the failure to pay of which or accrue as a liability  could  reasonably  be  expected  to result in a Material  Adverse
Effect,  and (iv) the consummation of the  Transactions  will not give rise to any right of termination or right of renegotiation  on the part of any union  under  any  collective  bargaining  agreement  to which the  Parent or any
Subsidiary is bound.

Section 4.14      Solvency

                  Immediately after the consummation of each  Transaction,  (i) the fair value of the assets of the
Parent and the Restricted  Subsidiaries,  taken as a whole, and the Borrower and the Borrower  Subsidiaries,  taken as a whole, at a fair valuation,  will exceed their debts and liabilities,  subordinated,  contingent or otherwise,
(ii) the present fair  saleable  value of the property of the Parent and the  Restricted  Subsidiaries,  taken as a whole,  and the  Borrower  and the Borrower  Subsidiaries,  taken as a whole,  will be greater than the amount that will be required to pay the probable  liability of their debts and other liabilities,  subordinated,  contingent or otherwise,  as such debts and other  liabilities  become absolute and matured,  (iii) each of the Loan Parties will be able to pay its debts and  liabilities,  subordinated,  contingent or otherwise,  as such debts and  liabilities become  absolute and  matured,  and (iv) each of the Loan Parties  will not have  unreasonably  small  capital with which to conduct  the  business  in which it is engaged as such  business  is now  conducted  and is proposed to be conducted following such date.

Section 4.15      Federal Reserve Regulations

(a)      Neither  the  Parent nor any of the  Subsidiaries  is engaged  principally,  or as one of their  important activities,  in the business of extending  credit for the purpose of buying or carrying  Margin Stock.  Immediately before and after giving  effect to the making of each Loan and the issuance of each Letter of Credit,  Margin Stock owned by the Parent or any Subsidiary  will  constitute  less than 25% (or such greater or lesser  percentage as is provided in the exclusions from the definition of “Indirectly  Secured”  contained in Regulation U in effect at the time) of the value of the assets of (i) the  Borrower and (ii) the  Borrower  and the  Borrower  Subsidiaries  on a
consolidated basis, in each case as determined in accordance with Regulation U.

(b)      No  part of the  proceeds  of any  Loan  or any  Letter  of  Credit  will be  used,  whether  directly  or indirectly,  and whether immediately,  incidentally or ultimately,  to purchase,  acquire or carry any Margin Stock or for any purpose that entails a violation of, or that is  inconsistent  with, the  provisions of the  regulations of the FR Board, including Regulation T, U or X.

Section 4.16      Broadcasting Business

(a)      Each of the Loan Parties is the  registered  licensee of all FCC Licenses  necessary  for the operation of all  Broadcasting  Stations  owned and  operated by such Loan Party  substantially  in the manner  presently  being conducted by it. Such FCC Licenses  constitute  all of the  authorizations  by the FCC  necessary for the operation of the  business of each Loan Party  substantially  in the manner  presently  being  conducted  by it, and such FCC
Licenses are validly issued and, except with respect to any Discontinued  Broadcasting  Station,  in full force and effect,  unimpaired  in any  material  respect  by any act or  omission  by such  Loan  Party.  To the  best of the
Parent’s and the Borrower’s knowledge,  except as set forth in Schedule 4.16, neither the Parent nor any Subsidiary is a party to any  investigation,  notice of violation,  order or complaint issued by or before the FCC which could reasonably be expected to have a Material  Adverse Effect.  Except for (i) such  proceedings  that affect the radio broadcasting  industry  generally,  (ii) as set forth in Schedule 4.16, and (iii) with respect to any  Discontinued
Broadcasting  Station,  there are no  proceedings  by or before  the FCC which  could  reasonably  be  expected  to materially  threaten  or  adversely  affect the  validity of any of such FCC  Licenses.  Neither the Parent nor any
Subsidiary  has knowledge of a threat of any  investigation,  notice of violation,  order,  complaint or proceeding before the FCC which could  reasonably be expected to have a Material  Adverse  Effect or has any reason to believe that any of such FCC Licenses will not be renewed in the ordinary course.

(b)      Each of Parent and the  Subsidiaries  (i) has duly and timely  filed all filings  which are required to be filed by it under the  Communications  Act and the rules and  regulations  of the FCC, the failure to file of which could  reasonably be expected to have a Material  Adverse  Effect,  and (ii) is in all respects in compliance  with the  Communications  Act,  including the rules and  regulations  of the FCC relating to the  transmission  of radio signals, the failure to comply of which could reasonably be expected to have a Material Adverse Effect.

Section 4.17      Burdensome Obligations

                  Neither the Parent nor any Subsidiary is a party to or bound by any franchise,  agreement,  deed, lease or other  instrument,  or  subject  to any  corporate  or other  restriction  which,  in the  opinion  of its management,  is so unusual or  burdensome,  in the context of its  business,  as in the  foreseeable  future  could reasonably  be  expected  to have a Material  Adverse  Effect.  Neither  the Parent  nor any  Subsidiary  presently anticipates that future expenditures needed to meet the provisions of federal or state statutes,  orders,  rules or regulations will be so burdensome as to have a Material Adverse Effect.

Section 4.18      Senior Indebtedness

                  The  Indebtedness  under the Loan Documents  constitutes  “senior  indebtedness” or “senior debt”
under and as defined  in each of the 2001  Subordinated  Indenture,  the 2002  Subordinated  Indenture,  and,  when issued the New Subordinated Indenture and any Refinancing Subordinated Indenture.

Section 4.19      Tax Shelter Regulations

                  Neither the Parent nor the Borrower  intends to treat any or all of the Loans  and/or  Letters of
Credit as being a “reportable  transaction”  (within the meaning of Treasury  Regulation Section 1.6011-4).  In the event the Parent or the Borrower determines to take any action  inconsistent with such intention,  it will promptly notify the  Administrative  Agent  thereof.  If the Parent or the  Borrower so notifies the  Administrative  Agent, each of the  Parent  and the  Borrower  acknowledges  that one or more of the  Credit  Parties  may treat its Loans and/or  Letters of Credit or  interests  therein as part of a  transaction  that is subject to Treasury  Regulation
Section  301.6112-1,  and such Credit Party or Credit  Parties,  as  applicable,  will maintain the lists and other records required by such Treasury Regulation.

Article 5.
                                                    CONDITIONS
Section 5.1       Fifth Restatement Effective Date

                  The  obligations  of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective (the “Fifth  Restatement  Effective Date”) until the date on which each of the following conditions is satisfied (or waived in accordance with Section 10.2):

(a)      Credit  Agreement.  The  Administrative  Agent (or its counsel) shall have received from each party hereto either  (i) a  counterpart  of this  Credit  Agreement  signed  on behalf of such  party or (ii)  written  evidence satisfactory to the  Administrative  Agent (which may include facsimile  transmission of a signed signature page of this Credit Agreement) that such party has signed a counterpart of this Credit Agreement.

(b)      Notes. The  Administrative  Agent shall have received (i) a Note for each Lender and (ii) a Swingline Note for the Swingline Lender, in each case signed on behalf of the Borrower.

(c)      Legal Opinions.  The  Administrative  Agent shall have received  favorable written opinions  (addressed to the Credit  Parties and dated the Fifth  Restatement  Effective  Date) from the General  Counsel and FCC counsel to the Loan  Parties  substantially  in the forms of  Exhibits  B-1 and B-2,  respectively,  and  covering  such other matters  relating to the Loan  Parties,  the Loan  Documents  and the  Transactions  as the Required  Lenders shall reasonably request. The Parent and the Borrower hereby request such counsel to deliver such opinions.

(d)      Organizational   Documents,  etc.  The  Administrative  Agent  shall  have  received  such  documents  and certificates  as the  Administrative  Agent or its counsel may  reasonably  request  relating to the  organization, existence  and good standing of each Loan Party,  the  authorization  of the  Transactions,  the  incumbency of its officer or officers  who may sign the Loan  Documents,  including  therein a signature  specimen of such officer or officers and any other legal matters relating to the Loan Parties,  the Loan Documents or the Transactions,  all in
form and substance satisfactory to the Administrative Agent and its counsel.

(e)      Officer’s  Certificate.  The  Administrative  Agent  shall have  received a  certificate,  dated the Fifth
Restatement  Effective Date and signed by the chief  executive  officer or the chief  financial  officer of each of the Borrower and the Parent,  confirming  compliance  with the  conditions  set forth in paragraphs  (a) and (b) of
Section 5.2.

(f)      Departing  Lenders,  Interest,  Fees and Expenses.  The  Administrative  Agent shall have received (i) the written  consent of each  Departing  Lender and the  Borrower  to (x) the exit of such  Departing  Lender  from the
Fourth  Restated  Agreement  and (y) the  termination  of the RC  Commitment  (as  defined in the  Fourth  Restated
Agreement) of such Departing Lender, in each case  simultaneously  with the Fifth Restatement  Effective Date, (ii)
for the account of the Continuing  Lenders and the Departing  Lenders,  all interest on the RC Loans (as defined in the Fourth Restated  Agreement),  all Letter of Credit Fees (as defined in the Fourth  Restated  Agreement) and all
Commitment Fees (as defined in the Fourth Restated  Agreement),  in each case accrued to, but excluding,  the Fifth
Restatement Effective Date, and, in connection  therewith,  all Interest Periods (as defined in the Fourth Restated
Agreement)  shall be deemed  terminated  on the Fifth  Restatement  Effective  Date,  (iii) for the  account of the
Departing Lenders,  the outstanding  principal amount of the RC Loans (as defined in the Fourth Restated Agreement)
of the  Departing  Lenders,  and (iv) for the account of the Credit  Parties and the Departing  Lenders,  all other fees and  amounts due and  payable on or prior to the Fifth  Restatement  Effective  Date in  connection  with this
Credit Agreement and the Fourth Restated  Agreement,  including,  to the extent invoiced,  reimbursement or payment of all out of pocket  expenses  required to be reimbursed or paid by the  Borrower.  The Borrower  shall pay to the
Continuing  Lenders and the Departing Lenders all losses,  costs and expenses in connection with the termination of the  Interest  Periods  referred to in clause  (ii) above in the manner and at the time  required by Section 2.9 of the Fourth Restated  Agreement.  Each Lender hereby consents to such exit of each Departing  Lender from the Fourth
Restated  Agreement and the payment to each such Departing Lender of all principal,  interest,  fees and other sums owing to it under the Fourth Restated Agreement on or about the Fifth Restatement Effective Date.

(g)      Guarantee  Agreement.  The  Administrative  Agent  shall  have  received  counterparts  of  the  Guarantee
Agreement signed on behalf of each Loan Party thereto.

(h)      Security Agreement.  The Administrative  Agent shall have received  counterparts of the Security Agreement signed on behalf of each Loan Party thereto,  together with all instruments and other documents,  including Uniform
Commercial  Code financing  statements  (including “in lieu” financing  statements),  required by law or reasonably requested by the Administrative  Agent to be filed,  registered or recorded to create or perfect the Liens intended to be created under the Security Agreement.

(i)      No Violation.  The  performance by each Loan Party of its  obligations  under each Loan Document shall not
(i) violate any  applicable  law,  statute,  rule or regulation  or (ii)  conflict  with, or result in a default or event of default under, any material agreement of the Parent or any of the Subsidiaries.

(j)      No Material  Adverse  Effect.  The  Administrative  Agent shall have received a certificate of a Financial
Officer,  dated the Fifth  Restatement  Effective Date, to the effect that no Material  Adverse Effect has occurred since December 31, 2002.

(k)      Pro Forma  Compliance.  The  Administrative  Agent  shall  have  received a  certificate,  dated the Fifth
Restatement  Effective  Date and signed by a Financial  Officer,  setting forth  reasonably  detailed  calculations demonstrating  compliance  with  Section  7.12  on a pro  forma  basis  immediately  after  giving  effect  to  the
Transactions occurring on the Fifth Restatement Effective Date.

(l)      RC Loans  Prepayment.  The Borrower shall have reduced the  outstanding  principal  amount of the RC Loans
(under and as defined in the Fourth Restated Agreement) to $75,000,000 (the “RC Loans Prepayment”).

Notwithstanding  the foregoing,  the obligations of the Lenders to make Loans and the Issuing Bank to issue Letters of Credit  hereunder  shall not become  effective  unless each of the foregoing  conditions is satisfied (or waived pursuant to Section  10.2) at or prior to 3:00 p.m.,  New York City time,  on September 30, 2003 (and, in the event such  conditions  are not so satisfied or waived,  the Revolving  Commitments  and the Swingline  Commitment  shall terminate at such time).

Section 5.2       Each Credit Event

                  The  obligation  of each  Lender to make a Loan on the  occasion  of any  Borrowing  , and of the
Issuing Bank to issue,  increase,  amend, renew or extend a Letter of Credit, is subject to the satisfaction of the following conditions:

(a)      The  representations  and warranties of the Loan Parties set forth in the Loan Documents shall be true and correct on and as of the date of such  Borrowing  or the date of such  issuance,  increase,  amendment,  renewal or extension,  as  applicable  (except to the extent such  representations  and  warranties  specifically  refer to an earlier date, in which case they shall be true and correct as of such earlier date).

(b)      At the  time of and  immediately  after  giving  effect  to such  Borrowing  or such  issuance,  increase, amendment, renewal or extension, as applicable, no Default shall have occurred and be continuing.

(c)      The  Administrative  Agent  shall  have  received  such other  documentation  and  assurances  as shall be reasonably required by it in connection therewith.

Each Borrowing and each issuance,  increase,  amendment, renewal or extension of a Letter of Credit shall be deemed to  constitute a  representation  and warranty by the Parent and the Borrower on the date thereof as to the matters specified in paragraphs (a) and (b) of this Section.

Article 6.
                                               AFFIRMATIVE COVENANTS
                  Until the  Commitments  have expired or been terminated and the principal of and interest on each
Loan and all fees and other amounts  payable under the Loan Documents  shall have been paid in full and all Letters of Credit  have  expired  and all LC  Disbursements  have been  reimbursed,  each of the  Parent  and the  Borrower covenants and agrees with the Credit Parties that:

Section 6.1       Financial Statements and Other Information

                  The Parent and the Borrower  will furnish to the  Administrative  Agent and will furnish or cause to be furnished to each Lender:

(a)      within 105 days after the end of each fiscal year,  (i) a copy of the Parent’s  Form 10-K  containing  its audited  consolidated  balance sheet and related statements of operations,  stockholders’  equity and cash flows as of the end of and for such year,  setting  forth in each case in  comparative  form the  figures  for the  previous fiscal year, all reported on by Ernst&Young, LLP or other independent public  accountants of recognized  national standing  (without a “going concern” or like  qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such  consolidated  financial  statements  present  fairly in all material  respects the  financial  condition  and results of  operations  of the Parent and the  Subsidiaries  on a consolidated  basis in  accordance  with GAAP  consistently  applied,  (ii) to the extent  required to be delivered pursuant  to  the  2001  Subordinated  Indenture,  the  2002  Subordinated  Indenture,  or  when  issued,  the  New
Subordinated  Indenture or any Refinancing  Subordinated  Indenture,  a copy of the consolidated  balance sheets of the  Borrower  and  the  Borrower  Subsidiaries  as at the end of such  fiscal  year,  together  with  the  related consolidated  statements  of  operations,  stockholders'  equity and cash flows of the  Borrower  and the  Borrower
Subsidiaries  as of and through the end of such fiscal year, and (iii) the unaudited  consolidating  balance sheets and related  statements of operations,  stockholders’  equity and cash flows of the Parent and the  Subsidiaries as of the end of and for such year,  setting  forth in each case in  comparative  form the  figures  for the  previous fiscal year,  all certified by a Financial  Officer of the Parent or the  Borrower,  as  applicable,  as presenting fairly in all  material  respects  the  financial  condition  and  results  of  operations  of the  Parent  and the
Subsidiaries or the Borrower and the Borrower Subsidiaries,  as applicable,  on a consolidating basis in accordance with GAAP  consistently  applied,  subject to normal year end audit  adjustments  and the absence of footnotes,  in accordance with GAAP consistently applied;

(b)      within 60 days after the end of each of the first three fiscal  quarters of each fiscal  year,  (i) a copy of the Parent’s Form 10-Q containing its unaudited  consolidated  balance sheet and related unaudited statements of operations,  stockholders’  equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal  year,  setting  forth in each case in  comparative  form the figures  for the  corresponding period or periods of (or, in the case of the balance  sheet,  as of the end of) the previous  fiscal year,  (ii) to the extent required to be delivered pursuant to the 2001 Subordinated  Indenture,  the 2002 Subordinated Indenture,
or  when  issued,  the  New  Subordinated  Indenture  or any  Refinancing  Subordinated  Indenture,  a copy  of the consolidated  balance sheets of the Borrower and the Borrower  Subsidiaries  together with the related consolidated statements  of  operations  and cash flows of the  Borrower  and the  Borrower  Subsidiaries  as at the end of such fiscal quarter and for the then elapsed portion of the fiscal year, and (iii) the unaudited  consolidating  balance sheets  and  related  statements  of  operations,  stockholders’  equity  and  cash  flows  of the  Parent  and the
Subsidiaries  as at the end of such  fiscal  quarter  and for the then  elapsed  portion  of the fiscal  year,  all certified  by a  Financial  Officer of the Parent or the  Borrower,  as  applicable,  as  presenting  fairly in all material  respects the financial  condition and results of  operations  of the Parent and the  Subsidiaries  or the
Borrower  and the  Borrower  Subsidiaries,  as  applicable,  on a  consolidating  basis  in  accordance  with  GAAP consistently applied, subject to normal year end audit adjustments and the absence of footnotes;

(c)      concurrently  with any  delivery of financial  statements  under clause (a) above,  a  certificate  of the accounting  firm that reported on such financial  statements  stating  whether they obtained  knowledge  during the course of their  examination of such financial  statements of any Default (which  certificate may be limited to the extent required by accounting rules or guidelines);

(d)      concurrently  with any  delivery  of  financial  statements  under  clause  (a) or (b)  above,  a  profile satisfactory  to the  Administrative  Agent of each of the  Broadcasting  Stations  and Other  Media  Assets of the
Parent or any of the  Restricted  Subsidiaries,  including  a  summary  of all  acquisitions  and  dispositions  of
Broadcasting  Stations or Other Media Assets and  acquisitions  of real property  that  occurred  during the period covered  by  such  financial  statements,  which  shall  include  a  schedule  of the  consideration  paid  in each acquisition and the cash received in each disposition;

(e)      concurrently  with any  delivery of  financial  statements  under  clause (a) or (b) above,  a  Compliance
Certificate signed by a Financial Officer (i) attaching reasonably detailed calculations  demonstrating  compliance with Sections 7.1(a)(ii),  7.4(c)(iii),  7.4(g),  7.4(h),  7.4(i),  7.4(n),  7.5(d),  7.8(c), 7.8(d) and 7.12, (ii)
listing  the  Subsidiary  Guarantors  and  the  Unrestricted  Subsidiaries  as  of  the  date  of  such  Compliance
Certificate,  (iii) stating  whether any change in GAAP or in the  application  thereof has occurred since the date of the  audited  financial  statements  referred  to in  Section  4.4(a)  and,  if any such  change  has  occurred, specifying the effect of such change on the financial  statements  accompanying such Compliance  Certificate,  (iv)
containing  either a  certification  that no Default or Event of Default  exists or,  specifying the nature of each such  Default or Event of Default,  the nature and status  thereof and any action take or proposed to be taken with respect  thereto,  (v) certifying that there have been no changes to the jurisdiction of organization or legal name of any Loan Party since the date of the last Compliance  Certificate  delivered  pursuant to this Credit Agreement,
(vi)  containing  either a  certification  that  there  has been no  change  to the  information  disclosed  in the
Schedules to the Security  Agreement or, after the delivery of the first  certification  delivered pursuant to this subsection, as previously certified, or, if so, specifying all such changes;

(f)      (i) within 45 days after the  beginning  of each fiscal  year,  an annual  consolidated  forecast  for the
Parent  and the  Restricted  Subsidiaries  for such  fiscal  year and the  following  two fiscal  years,  including projected  consolidated  statements  of income of the Parent and the  Restricted  Subsidiaries,  all in  reasonable detail  acceptable  to the  Administrative  Agent,  and (ii) no later  than 45 days  after  the end of each  fiscal quarter in which there has been a material  deviation from a forecast  provided to the Lenders,  a certificate of a
Financial  Officer  explaining the deviation and the action, if any, that has been taken or is proposed to be taken with respect  thereto  together  with a revised  annual  consolidated  forecast  for the Parent and the  Restricted
Subsidiaries for such fiscal year and the following fiscal year,  including  projected  consolidated  statements of income of the Parent and the Restricted  Subsidiaries,  all in reasonable detail  acceptable to the  Administrative
Agent (each forecast referred to in this Section 6.1(f) shall state all underlying assumptions); and

(g)      promptly  following  any request  therefor,  such other  information  regarding the  operations,  business affairs  and  financial  condition  of the  Parent  or any  Subsidiary,  or  compliance  with the terms of the Loan
Documents, as any Credit Party may reasonably request.

Section 6.2       Notices of Material Events

                  The Parent and the Borrower  will furnish to the  Administrative  Agent and will furnish or cause to be furnished to each Lender prompt written notice of the following:

(a)      the occurrence of any Default;

(b)      the filing or commencement  of any action,  suit or proceeding by or before any arbitrator or Governmental
Authority  against or affecting the Parent or any Affiliate  thereof  that, if adversely  determined,  could in the good faith opinion of the Borrower reasonably be expected to result in a Material Adverse Effect;

(c)      Promptly upon becoming  available,  copies of all Form 10-K, 10-Q and 8-K reports,  and all other material regular,  periodic or special  reports and schedules,  that any Loan Party may now or hereafter be required to file with or deliver to any securities  exchange or the Securities and Exchange  Commission,  or any other  Governmental
Authority succeeding to the functions thereof;

(d)      the  occurrence  of any ERISA  Event  that,  alone or  together  with any  other  ERISA  Events  that have occurred,  could  reasonably be expected to result in liability of the Parent and the  Subsidiaries in an aggregate amount exceeding $1,000,000;

(e)      with respect to a Plan  maintained by the Parent,  any  Subsidiary or any ERISA  Affiliate,  copies of any request for a waiver of the funding  standards or any extension of the  amortization  periods  required by Sections
303 and 304 of ERISA or Section 412 of the Code promptly  after any such request is submitted to the  Department of
Labor or the Internal Revenue Service, as the case may be;

(f)      promptly  upon request  therefor,  such other  information  and reports  relating to the past,  present or future financial  condition,  operations,  plans and projections of any Loan Party as the  Administrative  Agent or
any other Lender (through the Administrative Agent) may at any time and from time to time reasonably request;

(g)      promptly  after the same are  received by any Loan  Party,  copies of all  management  letters and similar reports provided to it by its independent certified public accountants;

(h)      prompt written notice of any material change in the accounting  policies or financial  reporting practices of any Loan Party, except as required by GAAP;

(i)      prompt written notice of the occurrence of any  Prepayment/Reduction  Event,  Equity Issuance resulting in
Net Equity Proceeds or Equity Acquisition Issuance;

(j)      prompt  written  notice of the  occurrence  of a  Material  Adverse  Change or  Change of  Control  or the
occurrence  of any event or facts or  circumstances  which are  reasonably  likely to result in a Material  Adverse
Change or Change of Control;

(k)      prompt  written  notice of any loss or  threatened  loss of, or any other event that pertains to, the main broadcasting  license or any other  material FCC License of any  Broadcasting  Station  (other than a  Discontinued
Broadcasting  Station)  owned or  operated by the Parent or any  Subsidiary  that could  reasonably  be expected to result in an Event of Default under Section 8(o);

(l)      prompt written notice of any material Environmental Liability; and

(m)      promptly  after the Borrower has notified  the  Administrative  Agent of any  intention by the Borrower to treat the Loans and/or Letters of Credit and related  transactions as being a “reportable  transaction” (within the meaning of Treasury Regulation Section 1.6011-4), a duly completed copy of IRS Form 8886 or any successor form.

Each notice  delivered  under this Section  shall be  accompanied  by a statement  of a Financial  Officer or other executive  officer  of the  Parent or the  Borrower,  as  applicable,  setting  forth the  details  of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

Section 6.3       Existence; Conduct of Business

(a)      Each of the Parent  and the  Borrower  will,  and the Parent  will cause each of the  material  Restricted
Subsidiaries to, do or cause to be done all things  necessary to preserve,  renew and keep in full force and effect its legal  existence,  provided that the foregoing  shall not prohibit any merger,  consolidation,  liquidation  or dissolution permitted under Section 7.3 or any Transfer permitted by Section 7.5.

(b)      The  Parent  will  cause each of the other  Restricted  Subsidiaries  to do or cause to be done all things necessary  to  preserve,  renew and keep in full force and effect its legal  existence,  where such  failure  could reasonably  be expected to have a Material  Adverse  Effect,  provided  that the  foregoing  shall not prohibit any merger,  consolidation,  liquidation  or  dissolution  permitted  under  Section 7.3 or any  Transfer  permitted by
Section 7.5.

(c)      The Parent will, and will cause each of the  Subsidiaries  to, do or cause to be done all things necessary to  preserve,  renew and keep in full force and effect  the  rights,  licenses  (including  each main  broadcasting station  license issued by the FCC to it for each  Broadcasting  Station,  except with respect to any  Discontinued
Broadcasting  Station),  permits,  privileges  and franchises  material to the conduct of its business,  where such failure  could  reasonably be expected to have a Material  Adverse  Effect,  provided that the foregoing  shall not prohibit  any merger,  consolidation,  liquidation  or  dissolution  permitted  under  Section 7.3 or any  Transfer permitted by Section 7.5.

Section 6.4       Payment and Performance of Obligations

                  The Parent  will,  and will cause each of the  Subsidiaries  to, pay or perform its  obligations, including Tax  liabilities,  that, if not paid or performed,  could  reasonably be expected to result in a Material
Adverse  Effect  before the same shall  become  delinquent  or in default,  except where (i) the validity or amount thereof is being  contested  in good faith by  appropriate  proceedings,  and that any such  contested  obligations shall not  constitute,  or create,  a Lien on any property of any Loan Party not permitted  under Section 7.2, (ii)
the Parent or such  Subsidiary  has set aside on its books  adequate  reserves  with respect  thereto in accordance with GAAP and (iii) the failure to make payment  pending such contest  could not  reasonably  be expected to result in a Material  Adverse  Effect,  provided  that the Parent  shall give the  Administrative  Agent and shall give or cause to be given to the Lenders prompt written notice of any such material contest.

Section 6.5       Maintenance of Properties

                  The Parent will,  and will cause each of the  Restricted  Subsidiaries  to, keep and maintain all property  material to the conduct of its  business in good  working  order and  condition,  ordinary  wear and tear excepted.

Section 6.6       Books and Records; Inspection Rights

                  The Parent  will,  and will cause each of the  Subsidiaries  to, keep proper  books of record and account in which  full,  true and correct  entries are made of all  dealings  and  transactions  in relation to its business and activities.  The Parent will, and will cause each of the Subsidiaries  to, permit any  representatives designated by the  Administrative  Agent or any Lender,  upon  reasonable  prior  notice,  to visit and inspect its properties,  to examine and make  extracts  from its books and records,  and to discuss its  affairs,  finances and condition with its officers and independent  accountants,  all at such reasonable  times and as often as reasonably requested.

Section 6.7       Compliance with Laws

                  The Parent  will,  and will cause  each of the  Subsidiaries  to,  comply  with all laws,  rules, regulations and orders of any  Governmental  Authority  applicable to it or its property,  except where the failure to do so,  individually  or in the  aggregate,  could not  reasonably  be expected to result in a Material  Adverse
Effect.

Section 6.8       Use of Proceeds

                  The  proceeds  of the Loans will be used only for general  corporate  purposes  not  inconsistent with the terms  hereof.  The Letters of Credit will be used to support  ordinary  working  capital  purposes and to fulfill  deposit  requirements  associated  with  proposed  acquisitions  permitted  by Section 7.4. No part of the proceeds  of any  Loan or any  Letter  of  Credit  will be  used,  whether  directly  or  indirectly,  and  whether immediately,  incidentally or ultimately,  to (x) purchase,  acquire or carry any Margin Stock, (y) for any purpose that entails a violation of any of the  regulations  of the FR Board,  including  Regulations T, U and X, or (z) to make a loan to any director or executive officer of the Parent or any Subsidiary.

Section 6.9       Information Regarding Collateral

                  The Parent or the Borrower  will furnish to the  Administrative  Agent prompt  written  notice of any change in (i) the legal name or  jurisdiction of  incorporation  or formation of any Loan Party or in any trade name used to identify it in the conduct of its business or in the  ownership of its  properties,  (ii) the location of the  chief  executive  office  of any Loan  Party,  its  principal  place of  business,  any  office in which it maintains  books or records  relating to Collateral  owned or held by it or on its behalf or, except as provided in the  applicable  Security  Documents,  any office or  facility  at which  Collateral  owned or held by it or on its behalf with an aggregate net book value in excess of $500,000 is located  (including the  establishment of any such new  office or  facility),  (iii) the  identity  or  organizational  structure  of any Loan Party such that a filed
financing   statement  becomes  misleading  or  (iv)  the  Federal  Taxpayer   Identification   Number  or  company
organizational  number of any Loan  Party.  The  Parent and the  Borrower  agree not to effect or permit any change referred to in the  preceding  sentence  unless all filings  have been made under the  Uniform  Commercial  Code or otherwise that are required in order for the  Administrative  Agent to continue at all times  following such change to have a valid,  legal and perfected  security  interest in all the Collateral.  The Borrower also agrees promptly to notify the Administrative Agent if Collateral having a value in excess of $500,000 is damaged or destroyed.

Section 6.10      Insurance

(a)      The Parent will, and will cause each of the Restricted  Subsidiaries to, maintain,  with financially sound and reputable  insurance  companies,  (i) adequate insurance for its insurable  properties,  all to such extent and against such risks,  including fire,  casualty,  public liability  (bodily injury and property  damage),  fidelity, bonding and workers’  compensation with deductibles not exceeding $500,000 per occurrence,  and other risks insured against by extended  coverage,  as is customary with companies in the same or similar  businesses  operating in the same or similar  locations,  and which,  in the case of  property  insurance,  shall be in  amounts  sufficient  to prevent any Loan Party from becoming a  co-insurer,  and (ii) such other  insurance as is required  pursuant to the terms of any Security Document.

(b)      The Parent  will file or cause to be filed with the  Administrative  Agent  within ten days after  request therefor a detailed list of such insurance then in effect,  stating the names of the carriers  thereof,  the policy numbers,  the insureds  thereunder,  the amounts of insurance,  dates of expiration  thereof,  and the property and risks covered  thereby,  together with a certificate  of an Financial  Officer of the Parent (or such other officer of the Parent as is  acceptable  to the  Administrative  Agent)  certifying  that in the opinion of such  Financial
Officer (or such other  officer),  such insurance is adequate in nature and amount,  complies with the  obligations of the Parent and the Restricted  Subsidiaries  under this Section 6.10 and the provisions of any Security Document and is in full force and effect.

Section 6.11      Casualty and Condemnation

(a)      The Parent or the Borrower will furnish to the Credit  Parties  prompt  written  notice of any casualty or other  insured  damage to any  portion of any  property  owned or held by or on behalf of itself or any  Restricted
Subsidiary  or the  commencement  of any  action or  proceeding  for the  taking of any such  property  or any part thereof or  interest  therein  under  power of eminent  domain or by  condemnation  or similar  proceeding  if such property has a fair market value in excess of $500,000.

(b)      If any  Prepayment/Reduction  Event  results in Net Proceeds  (whether in the form of insurance  proceeds, condemnation  award or  otherwise),  the  Administrative  Agent is  authorized to collect such Net Proceeds and, if received by the Parent or any of the  Restricted  Subsidiaries,  such Net Proceeds  shall,  upon the request of the
Administrative  Agent, be paid over to the  Administrative  Agent,  provided that (i) to the extent that the Parent or any of the  Restricted  Subsidiaries  intends to use any such Net Proceeds to repair,  restore or acquire assets as provided in the proviso of the definition of the term “Net Proceeds”,  the  Administrative  Agent shall,  unless an Event of Default has  occurred  and is  continuing,  and subject to the terms and  conditions  of such  proviso, deliver such Net Proceeds to the Borrower,  otherwise,  the  Administrative  Agent shall,  and the Borrower  hereby authorizes  the  Administrative  Agent to, apply such Net Proceeds to prepay the Loans in  accordance  with Section
2.7(b)(i),  and (ii) all proceeds of business  interruption  insurance shall be paid over to the Borrower unless an
Event of Default has occurred and is continuing,  and, if an Event of Default has occurred and is continuing,  such proceeds will be applied to prepay the Loans in the manner  provided in Section  2.7(b)(i) or, if Required  Lenders so elect,  deposited in a cash  collateral  account under control of the  Administrative  Agent and released to the
Borrower subject to terms and conditions satisfactory to the Required Lenders.

(c)      All  other  insurance  proceeds,  condemnation  awards  or  similar  payments  received  by or paid to the
Administrative  Agent shall be paid over to the Borrower,  on behalf of the relevant Loan Parties,  unless an Event of Default has  occurred  and is  continuing,  and, if an Event of Default has  occurred  and is  continuing,  such proceeds will be applied to prepay the Loans in the manner provided in Section 2.7(b)(i).

Section 6.12      Additional Subsidiaries

                  If any  Subsidiary  (other than a Subsidiary  that is a party to the Guarantee  Agreement and the
Security  Agreement) is formed or acquired after the Fifth  Restatement  Effective Date, the Parent or the Borrower
will notify the Credit  Parties in writing  thereof not later than the tenth  Business  Day after the date on which such  Subsidiary  is formed or acquired  and (i) the Parent will cause such  Subsidiary,  if such  Subsidiary  is a
Restricted  Subsidiary,  to (a) execute and deliver each applicable Guarantee Document (or otherwise become a party thereto in the manner  provided  therein)  and become a party to each  applicable  Security  Document in the manner provided  therein,  in each case not later  than the tenth  Business  Day after the date on which  such  Restricted
Subsidiary  is formed or  acquired  and (b)  promptly  take  such  actions  to  create  and  perfect  Liens on such
Restricted  Subsidiary’s assets to secure the Obligations as the Administrative  Agent shall reasonably request and
(ii) if any Equity  Interests  issued by any such  Restricted  Subsidiary  are owned or held by or on behalf of the
Borrower or any Guarantor or any loans,  advances or other debt is owed or owing by any such Restricted  Subsidiary to the  Borrower or any  Guarantor,  the Parent or the Borrower  will cause such Equity  Interests  and  promissory notes and other  instruments  evidencing  such  loans,  advances  and other  debt,  to be pledged  pursuant  to the
Security  Documents  not later than the tenth  Business Day after the date on which such  Restricted  Subsidiary is formed or acquired.

Section 6.13      Further Assurances; Certain Real Estate Matters

(a)      The Parent  will,  and will cause each Loan Party to,  execute  any and all further  documents,  financing statements,  agreements  (including  guarantee  agreements and security  agreements) and instruments,  and take all such further actions (including the filing and recording of financing  statements,  fixture filings,  Mortgages and other  documents),  that may be  required  under  any  applicable  law,  or which the  Administrative  Agent or the
Required Lenders may reasonably  request,  to effectuate the transactions  contemplated by the Loan Documents or to grant,  preserve,  protect or perfect  (including as a result of any change in applicable law) the Liens created or intended to be created by the Security  Documents or the validity or priority of any such Lien,  all at the expense of the Borrower.  The Borrower also agrees to provide to the Administrative  Agent, from time to time upon request, evidence  reasonably  satisfactory  to the  Administrative  Agent as to the  perfection  and  priority of the Liens created or intended to be created by the Security Documents.

(b)      Each of the Parent and the  Borrower  hereby  covenants  and agrees  that,  if at any time on or after the date hereof any asset or property  (other than real property)  acquired,  owned or held by or on behalf of any Loan
Party that  constitutes or would  constitute  Collateral is not subject to a perfected  Lien of the  Administrative
Agent  hereunder with the priority  required  hereby (except as a result of the  Administrative  Agent’s failure to maintain  possession of any instrument,  stock  certificate or other similar document  delivered to it hereunder or as a result of such asset or  property  being  used or  disposed  of in a manner  expressly  permitted  by any Loan
Document),  then the Borrower  shall,  at its own cost and expense,  promptly (i) notify the  Administrative  Agent thereof and (ii)  execute  and  deliver or cause the  applicable  Loan Party to execute  and  deliver,  any and all agreements,  instruments and other  documents,  and take all further action  (including the filing and recording of financing  statements and other  documents),  that may be necessary or reasonably  requested by the  Administrative
Agent to cause such asset or property to become subject to a perfected Lien of the  Administrative  Agent hereunder
(including,  where  applicable,  perfection by  establishing  “sole dominion and control” within the meaning of the common law and “control” within the meaning of the UCC), with the priority  required hereby.  In addition,  each of the Parent and the Borrower hereby  covenants and agrees that each  Compliance  Certificate  delivered  pursuant to
Section  6.1(e)  of  this  Credit  Agreement  after  the  date  hereof  shall  contain  a  certification  that  the representations  and warranties  contained in Section 3.1(a)(v) of the Security Agreement made by it and each other
Loan Party are true and correct as of the date of such certificate.

(c)      Promptly  upon the  acquisition  by any Loan Party of any real  property  having a  purchase  price of (i)
$5,000,000  or more or (ii)  $1,000,000 or more (but less than  $5,000,000)  if in the case of this clause (ii) the aggregate  purchase price of all such real property  acquired by the Parent and the Restricted  Subsidiaries  on or
after the  Second  Restatement  Date in  respect  of which no  Mortgage  has been  executed  and  delivered  to the
Administrative  Agent on or before the Fifth Restatement  Effective Date shall exceed $15,000,000,  the Parent will execute and deliver,  or cause the  applicable  Loan Party to execute and deliver,  a Mortgage with respect to such real property in form and substance  satisfactory  to the  Administrative  Agent,  together with such UCC financing statements,  surveys, title insurance policies,  environmental reports, opinions (including local counsel opinions)
and other documents as the Administrative Agent shall reasonably request in connection therewith.

(d)      If any  material  assets  (other  than real  property)  are  acquired  by any Loan  Party  after the Fifth
Restatement  Effective Date (other than assets  constituting  Collateral  under the Security  Documents that become subject to the Lien of the  Security  Documents  upon  acquisition  thereof,  and other than  assets upon which the
Administrative  Agent has a first  perfected  Lien),  the Parent or the  Borrower  will  notify the Credit  Parties thereof,  and, if requested by the Administrative  Agent or the Required Lenders,  the Parent and the Borrower will cause such assets to be subjected to a Lien  securing the  Obligations  and will take,  and cause the  Subsidiaries
Guarantors  to take,  such actions as shall be necessary or  reasonably  requested by the  Administrative  Agent to grant and perfect such Liens,  including actions described in paragraph (a) of this Section,  all at the expense of the Borrower and the Guarantors.

Section 6.14      Environmental Compliance

                  The Parent will,  and will cause each  Subsidiary  to, use and operate all of its  facilities and property in compliance with all Environmental Laws, keep all necessary permits, approvals,  certificates,  licenses and other  authorizations  relating to  environmental  matters in effect and remain in  compliance  therewith,  and handle all Hazardous  Materials in compliance with all applicable  Environmental  Laws, except where  noncompliance with any of the foregoing could not reasonably be expected to have a Material Adverse Effect.

Article 7.
                                                NEGATIVE COVENANTS
                  Until the  Commitments  have expired or been terminated and the principal of and interest on each
Loan and all fees and other amounts  payable under the Loan Documents  shall have been paid in full and all Letters of Credit  have  expired  and all LC  Disbursements  have been  reimbursed,  each of the  Parent  and the  Borrower covenants and agrees with the Credit Parties that:

Section 7.1       Indebtedness; Equity Interests

(a)      The Parent will not, and will not permit any Restricted  Subsidiary to,  create,  incur,  assume or permit to exist any Indebtedness, except:

(i)      Indebtedness  under  the  Loan  Documents,   the  2001  Subordinated  Indenture  Documents  and  the  2002
         Subordinated Indenture Documents;

(ii)     Indebtedness  existing on the Fifth Restatement Date and set forth in Schedule 7.1 and other  Indebtedness of the Borrower in an aggregate  outstanding  principal amount for all such Indebtedness under this clause
         (ii) not in excess of $25,000,000,  and any extensions,  renewals or replacements of any such Indebtedness that do not increase the outstanding principal amount thereof;

(iii)    Indebtedness of any Loan Party to any other Loan Party,  provided that (x) such  Indebtedness is evidenced by a  promissory  note  pledged  to  the  Administrative  Agent  and  (y)  in  the  case  of  intercompany
         Indebtedness   constituting  an  Investment  made  to  support  Other  Media  Assets,   such  intercompany
         Indebtedness is permitted by Section 7.4(c);

(iv)     Guarantees  by any  Loan  Party  of  Indebtedness  of  any  other  any  Loan  Party,  provided  that  such
         Indebtedness is otherwise permitted by this Section 7.1(a);

(v)      Unsecured  Indebtedness of the Parent or the Borrower in respect of the New  Subordinated  Indenture Notes in an aggregate  principal  amount not in excess of  $125,000,000  (and of any other Loan Party in respect of the New  Subordinated  Indenture  Guaranty),  provided  that (A)  immediately  before and after  giving effect to the  issuance  thereof,  no Default  shall or would have  occurred  and be  continuing,  (B) the stated maturity  thereof shall not be earlier than, and no  amortization or other  prepayment of principal
         (including  as a result of a redemption,  defeasance or put) shall be required  prior to, the date that is six months  after the latest to occur of the  Revolving  Maturity  Date, B Term  Maturity  Date and C Term
         Maturity Date, (C) such  Indebtedness is issued on terms,  including  subordination  terms, and conditions acceptable to the  Administrative  Agent and each of the New Subordinated  Indenture  Documents is in form and  substance  satisfactory  to the  Administrative  Agent,  and (D) the  lesser  of (x) the  outstanding principal amount of the B Term Loans on the date of the issuance of the New  Subordinated  Indenture Notes and (y)  $75,000,000  of the Net Debt  Proceeds of the issuance of the New  Subordinated  Indenture  Notes shall be applied to the prepayment of the B Term Loans as provided in Section 2.7(b)(iv); and

(vi)     Unsecured  Indebtedness  of the  Parent  or the  Borrower  in  respect  of  the  Refinancing  Subordinated
         Indenture  Notes  (and of any other  Loan  Party in  respect  of the  Refinancing  Subordinated  Indenture
         Guaranty),  provided  that (A)  immediately  before and after giving  effect to the issuance  thereof,  no
         Default  shall or would have  occurred and be  continuing,  (B) the stated  maturity  thereof shall not be earlier  than,  and no  amortization  or  other  prepayment  of  principal  (including  as a  result  of a redemption,  defeasance  or put) shall be required  prior to, the date that is six months after the latest to  occur of the  Revolving  Maturity  Date,  B Term  Maturity  Date and C Term  Maturity  Date,  (C) such
         Indebtedness  is issued on terms and  conditions  reasonably  acceptable to the  Administrative  Agent and
         each  of  the  Refinancing   Subordinated   Indenture  Documents  is  in  form  and  substance  reasonably satisfactory  to the  Administrative  Agent,  (D) the  covenants  and events of default  contained  in the
         Refinancing  Subordinated  Indenture  Documents,  in each case  taken as a whole,  are  generally  no more onerous than the  covenants  and events of default  contained  in the  documents  evidencing  the existing
         Subordinated  Debt being refinanced with the proceeds thereof,  (E) the subordination  terms applicable to such Refinancing  Subordinated  Indenture Notes, taken as a whole, are at least as favorable to the Credit
         Parties as the  subordination  terms  applicable to the existing  Subordinated  Debt being refinanced with the  proceeds  thereof,  and (F) the Net Debt  Proceeds of the  issuance of the  Refinancing  Subordinated
         Indenture  Notes are applied on the receipt  thereof to the  repurchase  or redemption in full of the 2001
         Subordinated  Indenture Notes,  the 2002  Subordinated  Indenture Notes or the New Subordinated  Indenture
         Notes, and, in connection  therewith,  the 2001 Subordinated  Indenture  Documents,  the 2002 Subordinated
         Indenture Documents or the New Subordinated  Indenture  Documents,  as the case may be, are terminated and cease to be in full force and effect.

(b)      The Parent will not, and will not permit any Restricted  Subsidiary to, (i) issue any Disqualified  Equity
Interests,  or (ii) be or become  liable in  respect of any  obligation  (contingent  or  otherwise)  to  purchase, redeem,  retire,  acquire  or make any other  payment  in  respect  of any  Equity  Interests  of the Parent or any
Restricted Subsidiary, except as permitted under Sections 7.5(c) and 7.8.

Section 7.2       Liens

                  The Parent will not, and will not permit any Restricted  Subsidiary to, create,  incur, assume or permit to exist any Lien on any  property  or asset now owned or  hereafter  acquired  by it, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof, except:

(a)      Liens created under the Loan Documents;

(b)      Permitted Encumbrances;

(c)      any Lien on any  property  or asset of the  Parent  or any  Restricted  Subsidiary  existing  on the Fifth
Restatement  Date and set forth in Schedule 7.2,  provided that (i) such Lien shall not apply to any other property or asset of the Parent or any Restricted  Subsidiary and (ii) such Lien shall secure only those  obligations  which it  secures on the Fifth  Restatement  Date and any  extensions,  renewals  and  replacements  thereof  that do not increase the outstanding principal amount thereof;

(d)      Liens in  connection  with  Indebtedness  permitted  under  Section  7.1(a)(ii),  provided that such Liens extend only to the property acquired with such Indebtedness; and

(e)      Liens granted by the Parent on the Equity  Interests of any  Unrestricted  Subsidiary,  provided that such
Liens are granted on a  non-recourse  basis (with any recourse  limited solely to the Equity  Interests  subject to such Liens) and neither the Parent nor any other Loan Party shall have any liability in connection therewith.

Section 7.3       Fundamental Changes; Line of Business; Fiscal Year

(a)      The Parent will not, and will not permit any  Restricted  Subsidiary  to, merge into or  consolidate  with any other  Person,  or  permit  any  other  Person  to merge  into or  consolidate  with it,  or  Transfer  (in one transaction or in a series of transactions)  all or substantially  all of its assets,  or all or substantially  all of the  Equity  Interests  issued  by any of the  Restricted  Subsidiaries  (in each  case,  whether  now  owned or hereafter  acquired),  or liquidate or dissolve,  except that, if at the time thereof and immediately  after giving effect thereto, no Default shall or would have occurred and be continuing:

(i)      any (A)  wholly-owned  Borrower  Subsidiary  may merge into the  Borrower  in a  transaction  in which the
         Borrower is the  surviving  entity and (B)  wholly-owned  Subsidiary  which is a Subsidiary  Guarantor may merge into any other wholly-owned Subsidiary which is a Subsidiary Guarantor;

(ii)     any  Restricted  Subsidiary  (other than the Borrower) may merge with any Person in a transaction  that is not  permitted by clause (i) of this  Section  7.3(a),  provided  that such merger is permitted by Section
         7.4 or 7.5, as applicable;

(iii)    any Restricted  Subsidiary  (other than the Borrower) may Transfer all or substantially  all of its assets to the Borrower or to any wholly-owned Subsidiary which is a Subsidiary Guarantor;

(iv)     the Parent or any  Restricted  Subsidiary  may Transfer its assets in a transaction  that is not permitted by clause (iii) of this Section 7.3(a), provided that such Transfer is permitted by Section 7.5; and

(v)      any  Restricted  Subsidiary  (other than the  Borrower) may liquidate or dissolve upon the Transfer of all of its assets,  provided that the Borrower  shall have  provided  reasonable  prior notice  thereof to the
         Administrative Agent and such Transfer is permitted by Section 7.5.

(b)      The Parent  will not  engage in any  business  other than  holding  100% of the  Equity  Interests  of the
Borrower,  Salem  Communications  Acquisition  Corporation,  any  Subsidiary  that owns Other Media  Assets and any
Unrestricted  Subsidiaries  created after the Fifth  Restatement Date.  Without limiting the foregoing,  the Parent will not own or hold any FCC  License.  The  Parent  will not  permit any  Restricted  Subsidiary  to engage to any material extent in any business other than  businesses of the type conducted by the Restricted  Subsidiaries on the
Fifth Restatement Date and businesses which are, as of the Fifth Restatement Date, related thereto.

(c)      The Parent will not, and will not permit any of the Subsidiaries to, change its fiscal year.

Section 7.4       Investments, Loans, Advances, Guarantees and Acquisitions

                  The Parent will not, and will not permit any of the Restricted  Subsidiaries to,  purchase,  hold or acquire  (including  pursuant to any merger) any capital stock,  evidences of indebtedness  or other  securities
(including  any option,  warrant or other right to acquire  any of the  foregoing)  of, make or permit to exist any loans or advances  to, make or permit to exist any  Guarantees  of any  obligations  of, or make or permit to exist any investment or any other  interest in, any other Person,  or purchase or otherwise  acquire (in one  transaction or a series of  transactions  (including  pursuant to any merger)) any assets of any other  Person  constituting  a business  unit,  or  purchase  or  otherwise  enter into or become  party to any  derivative  transaction  (each an
“Investment”), except:

(a)      Permitted Investments;

(b)      Investments existing on the Fifth Restatement Date and set forth in Schedules 4.12 and 7.4;

(c)      Investments  made by any Loan  Party  to or in any  other  Loan  Party,  provided  that (i) in the case of capital  contributions,  such capital contributions shall be made to a Loan Party that is a subsidiary of such Loan
Party,  (ii) any such loans and advances  made by a Loan Party shall be permitted  under Section  7.1(a)(iii),  and
(iii) for the  period  from and after the Fifth  Restatement  Date,  at all times when the  Senior  Leverage  Ratio immediately before or after giving effect to such Investment is greater than 2.00:1.00,  the aggregate  outstanding amount of  Investments  made to support Other Media Assets of the Parent and the Restricted  Subsidiaries  for such period and during such times shall not exceed in the aggregate $10,000,000;

(d)      acquisitions  made by the Borrower from any Borrower  Subsidiary which is a Subsidiary  Guarantor and made by any Borrower Subsidiary which is a Subsidiary Guarantor from the Borrower or any other Subsidiary Guarantor;

(e)      Guarantees permitted by Section 7.1(a);

(f)      Hedging Agreements permitted by Section 7.7;

(g)      if at the time thereof and  immediately  after giving effect thereto no Default shall have occurred and be continuing,  Investments in the form of  acquisitions  of  Broadcasting  Stations  (which term for purposes of this
Section shall  include any broadcast  license  issued by the FCC for the operation of a  Broadcasting  Station) and
Other Media  Assets,  by the Borrower or any  wholly-owned  Borrower  Subsidiary  which is a Subsidiary  Guarantor, provided that:

(i)      Either (A) the Senior  Leverage  Ratio  immediately  before and after giving effect to such  Investment is less than or equal to 2.00:1.00 or (B) the sum of (x) the aggregate  consideration  paid by the Parent and the Restricted  Subsidiaries  in connection  with all  Investments  constituting  acquisitions  under this
         Section 7.4(g)  (including  capital  expenditures  relating to each such  acquisition that were reasonably anticipated  for  the  12  month  period  following  such  acquisition)  and  (y)  the  aggregate  of  all non-maintenance  capital  expenditures made in connection with the upgrade of Broadcasting  Stations shall not  exceed  $75,000,000  for the  period  from and after the Fifth  Restatement  Date plus the  aggregate amount of Net Equity  Acquisition  Proceeds received by the Parent for the period from and after the Fifth
         Restatement Date and applied against the purchase price of such acquisitions,

(ii)     the provisions of Sections 6.12 and 6.13 shall have been complied with,

(iii)    the Administrative Agent shall have received,  if applicable,  a copy of the Final FCC Order approving any such  acquisition  or, so long as the  application  for FCC approval is not subject to any contest  deemed material by the Administrative Agent, an Initial FCC Order, and

(iv)     the  Administrative  Agent shall have  received  such other  documents as it shall  reasonably  request in connection therewith, each in form and substance satisfactory to the Administrative Agent;

(h)      if at the time thereof and  immediately  after giving effect thereto no Default shall have occurred and be continuing,  any Loan Party may make  acquisitions,  including  through a merger (with such Loan Party (or a Person that  becomes  a Loan  Party)  as the  survivor  thereof)  to the  extent  that  the  consideration  paid  for such acquisition is payable in Equity  Interests  (other than  Disqualified  Equity  Interests) of the Parent,  provided that:

(i)       the provisions of Sections 6.12 and 6.13 shall have been complied with,

(ii)     the Administrative Agent shall have received,  if applicable,  a copy of the Final FCC Order approving any such  acquisition  or, so long as the  application  for FCC approval is not subject to any contest  deemed material by the Administrative Agent, an Initial FCC Order, and

(iii)    the  Administrative  Agent shall have  received  such other  documents as it shall  reasonably  request in connection therewith, each in form and substance satisfactory to the Administrative Agent;

(i)      if at the time thereof and  immediately  after giving effect thereto no Default shall have occurred and be continuing, the Pending Acquisitions, provided that:

(i)      the provisions of Sections 6.12 and 6.13 shall have been complied with,

(ii)      the  Administrative  Agent shall have received,  if applicable,  a copy of the Final FCC Order  approving any such  acquisition  or,  so long as the  application  for FCC  approval  thereof  shall  not have  been contested by any Person, an Initial FCC Order, and

(iii)    the  Administrative  Agent shall have  received  such other  documents as it shall  reasonably  request in connection therewith, each in form and substance satisfactory to the Administrative Agent;

(j)      if at the time thereof and  immediately  after giving effect thereto no Default shall have occurred and be continuing,  any Loan Party may  acquire  one or more  Broadcasting  Stations  owned by another  Person in exchange pursuant to an exchange made pursuant to Section  7.5(d) for one or more  Broadcasting  Stations owned by such Loan
Party, provided that:

(i)      the provisions of Sections 6.12 and 6.13 shall have been complied with,

(ii)      the  Administrative  Agent shall have received,  if applicable,  a copy of the Final FCC Order  approving any such  acquisition  or, so long as the  application  for FCC  approval  is not  subject to any  contest deemed material by the Administrative Agent, an Initial FCC Order, and

(iii)    the  Administrative  Agent shall have  received  such other  documents as it shall  reasonably  request in connection therewith, each in form and substance satisfactory to the Administrative Agent;

(k)      if at the time thereof and  immediately  after giving effect thereto no Default shall have occurred and be continuing, deposits in connection with any acquisition permitted by subsection (g) or (h) of this Section;

(l)      loans and advances to  employees  for travel and  relocation  purposes and loans and advances to employees for other valid  business  purposes that do not exceed  $500,000 in the aggregate at any one time  outstanding  for the  Parent  and the  Restricted  Subsidiaries,  provided  that no loan or  advance  may be made to a  director  or executive officer of the Parent or any Subsidiary;

(m)      promissory  notes  received in  connection  with a Transfer of  property  permitted  by Section 7.5 to the extent that the receipt of such promissory notes is permitted by Section 7.5; and

(n)      if at the time thereof and  immediately  after giving effect thereto no Default shall have occurred and be continuing, other Investments (including partnerships,  joint ventures and joint operating arrangements),  provided that the  aggregate  outstanding  amount  of all such  other  Investments  made by the  Parent  and the  Restricted
Subsidiaries  shall not exceed in the aggregate  $5,000,000 if the Senior  Leverage  Ratio  immediately  before and after  giving  effect to such  Investment  is greater  than  1.50:1.00  (determined  on a  pro-forma  basis for the following 12 months).  For  purposes of this clause (n),  the  designation  after the Fifth  Restatement  Date of a
Subsidiary as an Unrestricted  Subsidiary  shall be deemed to be an Investment in such  Unrestricted  Subsidiary in an amount equal to (i) the sum of all  Investments  made by the Parent or any  Restricted  Subsidiary in or to such
Unrestricted  Subsidiary  whether made prior to, on or after the Fifth  Restatement  Date minus (ii) all returns of capital  actually  received  in cash by the  Parent or such  Restricted  Subsidiary  after  the date on which  such
Subsidiary is designated as an  Unrestricted  Subsidiary (in the case of an equity  investment)  plus the principal amount of all repayments  actually  received in cash by the Parent or such Restricted  Subsidiary after the date on which such Subsidiary is designated as an Unrestricted Subsidiary (in the case of a loan).

         If the aggregate gross  consideration  for any Investment under Sections  7.4(g),  (h), (i) or (j) exceeds
$15,000,000,  the  Parent or the  Borrower  shall have  delivered  to (i) the  Administrative  Agent and each other
Credit Party such details of such  transaction as the  Administrative  Agent or any other Credit Party (through the
Administrative  Agent) shall  reasonably  request,  and (ii) the  Administrative  Agent and each other Credit Party financial  statements  for the next  four full  fiscal  quarters  of the  Parent,  prepared  on a  pro-forma  basis reflecting the  consummation of the transaction,  together with a certificate of a Financial  Officer of the Parent or the Borrower,  as applicable,  certifying that all  representations and warranties of the Loan Parties under the
Loan  Documents are true and correct  immediately  before and after giving effect to such  Investment and that each
Loan  Party  is in pro  forma  compliance  with  the  terms,  covenants,  provisions,  and  conditions  of the Loan
Documents,  including Sections 7.4, 7.5 and 7.12 (and attaching  calculations in reasonable  detail).  In addition, if the aggregate gross  consideration  for any such acquisition or exchange  permitted under Sections 7.4(g),  (h),
(i) or (j) exceeds  $30,000,000,  the Parent or Borrower shall deliver to the  Administrative  Agent and each other
Credit Party (through the  Administrative  Agent) an independent  appraisal of the property to be acquired prepared by an appraiser of national standing using nationally recognized valuation methods and assumptions.

Section 7.5       Asset Sales; Issuances of Equity Interests by Subsidiaries

                  The Parent will not, and will not permit any of the Restricted  Subsidiaries to, sell,  transfer, exchange or otherwise  dispose  (including  pursuant to a merger) (each a “Transfer”)  of any asset,  including any asset  constituting  an  Equity  Interest  in any  other  Person  (other  than  Equity  Interests  in  Unrestricted
Subsidiaries),  nor will the Parent  permit  any of the  Restricted  Subsidiaries  to issue any  additional  Equity
Interests, except:

(a)      Transfers of assets and  Permitted  Investments,  in each case in the ordinary  course of business  (which shall not include the Transfer of all or  substantially  all of the Equity  Interests or assets of any Broadcasting
Station or any other existing business of any Loan Party as of the Fifth  Restatement Date,  including any business involving Other Media Assets);

(b)      Transfers solely between two or more Loan Parties;

(c)      issuances of Equity  Interests  by any  Restricted  Subsidiary  to its parent,  provided  that such Equity
Interests are pledged to the Administrative Agent pursuant to the Security Agreement; and

(d)      subject to the last  paragraph  of this Section 7.5, any Loan Party may Transfer any property for its fair market value,  provided that (i) at the time thereof and  immediately  after giving effect thereto no Default shall have  occurred and be  continuing,  (ii) the  aggregate  gross  consideration  to be received by the Parent and the
Restricted  Subsidiaries  for all property  that has been  Transferred  pursuant to the  provisions of this Section
7.5(d) during the one year period ending on the date of the proposed  Transfer  (including  the property then being contemplated  to be  Transferred)  shall not exceed  $75,000,000,  (iii) the aggregate  gross  consideration  to be received by the Parent and the Restricted  Subsidiaries for all property that has been Transferred  pursuant to the provisions of this Section  7.5(d) during the period  commencing on the Fifth  Restatement  Date and ending through and  including  the  date  of  the  proposed  Transfer  (including  the  property  then  being  contemplated  to be
Transferred)  shall not exceed  $200,000,000,  and (iv) at least 80% of the  consideration to be in respect of each
Transfer  shall be paid in cash,  cash  equivalents  or like kind assets,  provided that  notwithstanding  such 80%
limitation,  the Parent  and the  Restricted  Subsidiaries  may  receive  consideration  in  respect  of  Transfers permitted  hereunder  in the  form of  promissory  notes of the  purchaser  not in  excess  of  $10,000,000  in the aggregate for the Parent and the Restricted Subsidiaries at any time outstanding for all such Transfers.

                  If the aggregate  gross  consideration  for any such  Transfer  permitted  under  Section  7.5(d)
exceeds  $15,000,000,  the Parent or the Borrower  shall have  delivered to (i) the  Administrative  Agent and each other  Credit  Party  such  details of such  transaction  as the  Administrative  Agent or any other  Credit  Party
(through the  Administrative  Agent) shall reasonably  request,  and (ii) the  Administrative  Agent and each other
Credit Party  financial  statements for the next four full fiscal  quarters of the Parent,  prepared on a pro-forma basis  reflecting the consummation of the  transaction,  together with a certificate of a Financial  Officer of the
Parent or the Borrower,  as  applicable,  certifying  that all  representations  and warranties of the Loan Parties under the Loan  Documents  are true and correct  immediately  before and after giving  effect to such  Transfer and that each Loan Party is in pro forma compliance with the terms, covenants,  provisions,  and conditions of the Loan
Documents, including Sections 7.4, 7.5 and 7.12 (and attaching calculations in reasonable detail).

Section 7.6       Sale and Lease Back Transactions

                  The Parent will not, and will not permit any of the  Restricted  Subsidiaries  to, enter into any arrangement,  directly or indirectly,  with any Person  whereby it shall  Transfer any property,  real or personal, whether now owned or hereafter  acquired,  and  thereafter  rent or lease such  property or other  property that it intends to use for substantially the same purpose or purposes as the property being Transferred.

Section 7.7       Hedging Agreements

                  The Parent will not, and will not permit any of the  Restricted  Subsidiaries  to, enter into any
Hedging  Agreement,  other than Hedging  Agreements  entered  into in the  ordinary  course of business to hedge or mitigate  risks to which the Parent or any  Restricted  Subsidiary is exposed in the conduct of its business or the management of its liabilities.

Section 7.8       Restricted Payments

                  The Parent  will not,  and will not  permit any of the  Restricted  Subsidiaries  to,  declare or make, or agree to pay for or make, directly or indirectly, any Restricted Payment, provided that

(a)      the Parent may declare and pay, and agree to pay,  dividends with respect to its Equity Interests  payable solely in perpetual common Equity Interests,

(b)      any  wholly-owned  Restricted  Subsidiary  may  declare  and pay  dividends  with  respect  to its  Equity
Interests to its parent,

(c)      after the issuance of not less than $50,000,000 in principal  amount of New  Subordinated  Indenture Notes and following  compliance with Sections  2.7(b)(iv) and 7.1(a)(v),  if, at the time thereof and  immediately  after giving  effect  thereto no Default  shall have  occurred  and be  continuing,  the  Borrower  may  repurchase  2001
Subordinated  Indenture  Notes for an  aggregate  purchase  price  (excluding  accrued  interest)  not in excess of
$30,000,000 minus the amount of repurchases of Equity Interests by the Parent pursuant to subsection (d) below;

(d)      if at the time thereof and  immediately  after giving effect thereto no Default shall have occurred and be continuing,  the Parent may  repurchase  its Equity  Interests  for an  aggregate  purchase  price not in excess of
$5,000,000 minus the amount of repurchases in excess of $25,000,000 made under subsection (c) above;

(e)      the Parent or any Restricted  Subsidiary  may make payments of principal,  premium and interest in respect of Subordinated Debt to the extent expressly permitted by Section 7.13; and

(f)      notwithstanding  the  provisions  of  subsections  (a)  through  (e)  above,  if at the time  thereof  and immediately  after giving effect thereto no Default shall have occurred and be continuing  and the Senior  Leverage
Ratio is less than or equal to 1.50:1.00  determined on a pro-forma  basis for the following 12 months,  the Parent or any  Restricted  Subsidiary  may make  declare and pay  dividends on its Equity  Interests  and  repurchase  its
Subordinated Debt or Equity Interests.

Section 7.9       Transactions with Affiliates

                  The Parent will not,  and will not permit any of the  Restricted  Subsidiaries  to,  Transfer any
property or assets to, or purchase,  lease or otherwise  acquire  (including  pursuant to a merger) any property or assets from, or otherwise  engage in any other  transactions  with, any of its  Affiliates,  except in the ordinary course of  business  at prices and on terms and  conditions  not less  favorable  to the Parent or such  Restricted
Subsidiary  than could be  obtained  on an arms length  basis from  unrelated  third  parties,  provided  that this
Section  shall  not  apply to any  transaction  between  or among  the Loan  Parties  and not  involving  any other
Affiliate.

Section 7.10      Restrictive Agreements

                  The Parent  will not,  and will not permit any of the  Restricted  Subsidiaries  to,  directly or indirectly,  enter into, incur or permit to exist any agreement or other  arrangement  binding on the Parent or any
Restricted  Subsidiary  that  prohibits,  restricts or imposes any condition  upon (i) the ability of the Parent or any Restricted  Subsidiary to create,  incur or permit to exist any Lien upon any of its property or assets (unless such  agreement or  arrangement  does not prohibit,  restrict or impose any condition  upon the ability of any Loan
Party to  create,  incur or  permit  to exist  any Lien in favor of the  Secured  Parties  created  under  the Loan
Documents)  or (ii) the ability of any  Restricted  Subsidiary to pay  dividends or make other  distributions  with respect  to any of its  Equity  Interests  or to make or repay  loans or  advances  to the  Borrower  or any  other
Restricted  Subsidiary or to Guarantee  Indebtedness of the Borrower or any other Restricted  Subsidiary,  provided that (a) the foregoing  shall not apply to  restrictions  and conditions  imposed by law or by the Loan  Documents,
(b) the  foregoing  shall not apply to  restrictions  and  conditions  existing  on the date hereof  identified  on
Schedule  7.10 (but shall apply to any  extension or renewal of, or any  amendment or  modification  expanding  the scope of, any such  restriction  or condition),  (c) the foregoing  shall not apply to customary  restrictions  and conditions  contained in agreements  relating to the sale of a Restricted  Subsidiary  pending such sale,  provided that such  restrictions and conditions apply only to the Restricted  Subsidiary that is to be sold and such sale is permitted  hereunder,  (d) clause (i) of this Section shall not apply to restrictions or conditions  imposed by any agreement  relating to secured  Indebtedness  permitted by this Credit Agreement if such restrictions or conditions apply only to the property or assets  securing  such  Indebtedness,  and (e) clause (i) of this  Section  shall not apply to customary provisions in leases restricting the assignment thereof.

Section 7.11      Amendment of Material Documents

                  The Parent will not, and will not permit any  Restricted  Subsidiary  to, amend,  modify or waive any of its rights under (i) its certificate of incorporation or formation,  by-laws,  operating  agreement or other organizational  documents  in any way that would  adversely  affect  the  interests  of the  Credit  Parties or the obligations  of any Loan Party under any of the Loan Documents or (ii) the Tax Sharing  Agreement,  except that the
Tax Sharing  Agreement may be amended to include  Unrestricted  Subsidiaries,  provided that any such  amendment of the Tax Sharing Agreement shall be in form and substance satisfactory to the Administrative Agent.

Section 7.12      Financial Covenants

(a)      Interest  Coverage  Ratio.  The Parent will not permit the  Interest  Coverage  Ratio as of the end of any fiscal  quarter  during any period set forth below to be less than the ratio set forth  below with  respect to such period:

======================================================== ========================
                        Period                                    Ratio
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
     Fifth Restatement Date through June 29, 2005               1.50:1.00
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
          June 30, 2005 through June 29, 2006                   1.75:1.00
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
          June 30, 2006 through June 29, 2007                   2.00:1.00
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
          June 30, 2007 through June 29, 2008                   2.25:1.00
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
             June 30, 2008 and thereafter                       2.50:1.00
-------------------------------------------------------- ------------------------

(b)      Fixed Charge Coverage  Ratio.  The Parent will not permit the Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 1.10:1.00.

(c)      Pro Forma Debt Service  Coverage  Ratio.  The Parent will not permit the Pro Forma Debt  Service  Coverage
Ratio as of the end of any fiscal quarter to be less than 1.25:1.00.

(d)      Total  Leverage  Ratio.  The Parent will not permit the Total Leverage Ratio at any time during any period set forth below to be greater than the ratio set forth below with respect to such period:

======================================================== ========================
                        Period                                    Ratio
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
   Fifth Restatement Date through December 30, 2004             7.25:1.00
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
      December 31, 2004 through December 30, 2005               6.75:1.00
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
      December 31, 2005 through December 30, 2006               6.25:1.00
-------------------------------------------------------- ------------------------
-------------------------------------------------------- ------------------------
           December 31, 2006 and thereafter                     5.50:1.00
-------------------------------------------------------- ------------------------

(e)      Senior  Leverage  Ratio.  The Parent  will not permit the  Senior  Leverage  Ratio at any time  during any period set forth below to be greater than (i) prior to the issuance of more than  $50,000,000  of New  Subordinated
Indenture Notes, 3.00:1.00, and (ii) on and after such issuance, 2.50:1.00.

Section 7.13      Subordinated Indentures

(a)      The  Parent  will not and  will not  permit  any  Restricted  Subsidiary  to,  enter  into or agree to any amendment,  modification or waiver of any term or condition of the 2001 Subordinated Indenture Documents,  the 2002
Subordinated  Indenture  Documents and, when issued, the New Subordinated  Indenture  Documents and the Refinancing
Subordinated  Indenture Documents,  or purchase,  redeem or make any payment with respect to Indebtedness under the
2001  Subordinated  Indenture  Documents,  the 2002  Subordinated  Indenture  Documents  and, when issued,  the New
Subordinated  Indenture  Documents and the  Refinancing  Subordinated  Indenture  Documents,  provided that (i) the
Borrower or the Parent, as applicable,  may make required payments to the extent expressly  permitted  pursuant to, and not prohibited by, the subordination  terms set forth therein,  (ii) the Borrower or the Parent, as applicable, may redeem or repurchase 2001 Subordinated  Indenture Notes,  2002  Subordinated  Indenture Notes, New Subordinated
Indenture  Notes or Refinancing  Subordinated  Indenture  Notes (and pay any call or prepayment  premium payable in connection  therewith) (A) in the manner  described in Section  7.1(a)(vi) with the net proceeds of the Refinancing
Subordinated Indenture Notes or (B) to the extent permitted by Section 7.8(c) or Section 7.8(f).

(b)      The  Parent  will not  permit  any  Subsidiary  to be a party to any of the  2001  Subordinated  Indenture
Guaranty,  the 2002 Subordinated  Indenture Guaranty,  the New Subordinated  Indenture Guaranty, or the Refinancing
Subordinated  Indenture  Guaranty if such Subsidiary is not either the Borrower or a Subsidiary  Guarantor party to the Subsidiary Guaranty.

Section 7.14      Margin Stock

(a)      The  Parent  will not own  Margin  Stock  which,  when  aggregated  with  any  Margin  Stock  owned by the
Subsidiaries,  is in excess of 25% (or such greater or lesser  percentage as is provided in the exclusions from the definition of  “Indirectly  Secured”  contained in Regulation U in effect at the time of the making of each Loan or the  issuance  of each  Letter of Credit) of the value of the assets of (i) the Parent or the  Borrower or (ii) the
Parent  and the  Subsidiaries,  the  Parent  and the  Restricted  Subsidiaries  or the  Borrower  and the  Borrower
Subsidiaries, in each case on a consolidated basis as determined in accordance with Regulation U.

(b)      The Borrower will not own Margin Stock which,  when  aggregated  with any Margin Stock owned by the Parent and the  Subsidiaries  (excluding  the Borrower),  is in excess of 25% (or such greater or lesser  percentage as is provided in the exclusions from the definition of “Indirectly  Secured”  contained in Regulation U in effect at the time of the  making of each Loan or the  issuance  of each  Letter of Credit) of the value of the assets of (i) the
Parent or the Borrower or (ii) the Parent and the Subsidiaries,  the Parent and the Restricted  Subsidiaries or the
Borrower and the Borrower  Subsidiaries,  in each case on a  consolidated  basis as determined  in accordance  with
Regulation U.

Section 7.15      Operating Lease Obligations

                  The  Parent  will not,  or permit any  Restricted  Subsidiary  to,  create or suffer to exist any obligations for the payment of rent for any property under any operating lease, except for:

(a)      operating  leases in existence on the Fifth  Restatement  Date and any renewal,  extension or  refinancing thereof; and

(b)      operating  leases in the ordinary course of business  entered into or assumed after the Fifth  Restatement
Date.

Article 8.
                                                 EVENTS OF DEFAULT
                  If any of the following events (each an “Event of Default”) shall occur:

(a)      the Borrower  shall fail to pay any  principal of any Loan or any  reimbursement  obligation in respect of any LC  Disbursement  when and as the same shall  become due and  payable,  whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

(b)      the Borrower shall fail to pay any interest on any Loan or on any  reimbursement  obligation in respect of any LC Disbursement  or any fee,  commission or any other amount (other than an amount referred to in clause (a) of this  Article)  payable  under any Loan  Document,  when and as the same  shall  become due and  payable,  and such failure shall continue unremedied for a period of three Business Days;

(c)      any  representation  or warranty made or deemed made by or on behalf of the Parent or any Subsidiary in or in connection  with any Loan  Document or any  amendment or  modification  hereof or waiver  thereunder,  or in any report,  certificate,  financial  statement or other document  furnished pursuant to or in connection with any Loan
Document or any amendment or modification  hereof or waiver  thereunder,  shall prove to have been incorrect in any material respect when made or deemed made;

(d)      the  Parent or the  Borrower  shall  fail to  observe or perform  any  covenant,  condition  or  agreement contained  in Section  6.3,  6.8,  6.10,  6.12 or 6.13 or in Article 7, or any Loan Party  shall fail to observe or perform any covenant,  condition or agreement  contained in Section 3.1(b)(vi),  3.1(b)(vii),  3.2 or 3.3(b) of the
Security Agreement, in each case to the extent it is a party thereto;

(e)      any Loan Party shall fail to observe or perform any  covenant,  condition  or  agreement  contained in any
Loan Document to which it is a party (other than those  specified in clause (a), (b) or (d) of this  Article),  and such  failure  shall  continue  unremedied  for a period of 30 days  after  such Loan  Party  shall  have  obtained knowledge thereof;

(f)      the Parent or any Subsidiary shall fail to make any payment  (whether of principal,  interest or otherwise and  regardless  of  amount)  in  respect of any  Material  Obligations  when and as the same shall  become due and payable (after giving effect to any applicable grace period);

(g)      any event or  condition  occurs  that  results in any  Material  Obligations  becoming  due prior to their scheduled  maturity or payment date,  or that enables or permits  (with or without the giving of notice,  the lapse of time or both) the holder or holders of any Material  Obligations  or any trustee or agent on its or their behalf to cause any Material  Obligations  to become due prior to their  scheduled  maturity or payment date or to require the prepayment,  repurchase,  redemption or defeasance  thereof prior to their  scheduled  maturity or payment date
(in each case after giving effect to any  applicable  cure  period),  provided that this clause (g) shall not apply to  purchase  money  secured  Indebtedness  that  becomes due solely as a result of the  voluntary  Transfer of the property or assets securing such Indebtedness;

(h)      an  involuntary  proceeding  shall be  commenced or an  involuntary  petition  shall be filed  seeking (i)
liquidation,  reorganization  or other  relief in  respect of the Parent or any  Subsidiary  or its debts,  or of a substantial  part of its assets,  under any  Federal,  state or foreign  bankruptcy,  insolvency,  receivership  or similar law now or hereafter in effect or (ii) the  appointment of a receiver,  trustee,  custodian,  sequestrator, conservator or similar official for the Parent or any Subsidiary or for a substantial  part of its assets,  and, in any such case, such proceeding or petition shall continue  undismissed for 45 days or an order or decree  approving or ordering any of the foregoing shall be entered;

(i)      the Parent or any Subsidiary  shall (i) voluntarily  commence any proceeding or file any petition  seeking liquidation,  reorganization  or  other  relief  under  any  Federal,  state  or  foreign  bankruptcy,  insolvency, receivership  or similar law now or hereafter in effect,  (ii) consent to the institution of, or fail to contest in a timely and appropriate  manner, any proceeding or petition  described in clause (h) of this Article,  (iii) apply for or  consent  to the  appointment  of a  receiver,  trustee,  custodian,  sequestrator,  conservator  or similar official for the Parent or any Subsidiary or for a substantial  part of its assets,  (iv) file an answer  admitting the material  allegations of a petition filed against it in any such proceeding,  (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

(j)      the Parent or any  Subsidiary  shall become  unable,  admit in writing its inability or fail  generally to pay its debts as they become due;

(k)      one or more  judgments for the payment of money in an aggregate  amount in excess of  $1,000,000  shall be rendered  against the Parent or any  Subsidiary  or any  combination  thereof  (to the extent not fully  covered by insurance  without  taking into  account any  applicable  deductibles)  and the same shall remain  undischarged  or unbonded for a period of 30  consecutive  days during  which  execution  shall not be  effectively  stayed,  or any action  shall be  legally  taken by a  judgment  creditor  to attach or levy upon any  assets of the  Parent or any
Subsidiary to enforce any such judgment;

(l)      an ERISA Event shall have  occurred  that,  in the opinion of the Required  Lenders,  when taken  together with all other ERISA Events that have occurred,  could  reasonably be expected to result in liability of the Parent and the  Subsidiaries  in an aggregate  amount  exceeding  (i)  $1,000,000 in any year or (ii)  $2,000,000  for all periods;

(m)      any Loan  Document  shall  cease,  for any  reason,  to be in full force and effect  (except as  expressly provided  pursuant  to the terms of such Loan  Document),  or any Loan  Party  shall so assert in  writing or shall disavow any of its obligations thereunder;

(n)      any Lien  purported to be created under any Security  Document  shall cease to be, or shall be asserted by any Loan Party not to be, a valid and perfected Lien on any Collateral  (other than Collateral  having an aggregate fair market value of less than $500,000),  with the priority required by the applicable  Security Document,  except
(i) as a result of the Transfer of the applicable  Collateral in a transaction  permitted  under the Loan Documents or (ii) as a result of the  Administrative  Agent’s  failure  to  maintain  possession  of any stock  certificates, promissory notes or other instruments  delivered to it under the Security Agreement or any foreclosure,  distraint, sale or similar proceedings have been commenced with respect to any Collateral;

(o)      The FCC or any other  Governmental  Authority  revokes or fails to renew any license,  permit or franchise of the Parent or any  Subsidiary,  or the Parent or any  Subsidiary  for any reason  loses any  license,  permit or franchise,  or the Parent or any Subsidiary suffers the imposition of any restraining order, escrow,  suspension or impound of funds in  connection  with any  proceeding  (judicial  or  administrative)  with respect to any license, permit or franchise,  to the extent such revocation,  failure to renew, loss or imposition (i) pertains to the main or any other  material  broadcasting  license of any material  Broadcasting  Station  operated by the Parent or any
Subsidiary (except with respect to any Discontinued  Broadcasting Station),  (ii) pertains to the main or any other material  broadcasting  license of any other Broadcasting  Station operated by the Parent or any Subsidiary (except with respect to any Discontinued  Broadcasting  Station) and such revocation,  failure to renew, loss or imposition could  reasonably  be expected  to  adversely  affect the main or any other  material  broadcasting  license of any other  Broadcasting  Station  operated by the Parent or any  Subsidiary  (except with  respect to any  Discontinued
Broadcasting Station) or (iii) could reasonably be expected to have a Material Adverse Effect; or

(p)      a Change in Control shall occur;

then,  and in every such event  (other than an event  described in clause (h) or (i) of this  Article),  and at any time  thereafter  during the  continuance of such event,  the  Administrative  Agent may, and at the request of the
Required  Lenders shall, by notice to the Borrower,  take either or both of the following  actions  (whether before or after  the Fifth  Restatement  Date),  at the same or  different  times:  (i)  terminate  the  Commitments,  and thereupon the  Commitments  shall terminate  immediately and (ii) declare the Loans then  outstanding to be due and payable in whole (or in part, in which case any  principal not so declared to be due and payable may  thereafter be declared to be due and  payable),  and  thereupon  the  principal  of the Loans so declared to be due and  payable, together  with accrued  interest  thereon and all fees and other  obligations  of each Loan Party accrued under the
Loan Documents, shall become due and payable immediately,  without presentment,  demand, protest or other notice of any kind, all of which are hereby waived by the Borrower;  and in case of any event  described in clause (h) or (i)
of this Article,  the Commitments  shall  automatically  terminate  (whether before or after the Fifth  Restatement
Date) and the  principal of the Loans then  outstanding,  together with accrued  interest  thereon and all fees and other  obligations  of each Loan  Party  accrued  under the Loan  Documents,  shall  automatically  become  due and payable,  without presentment,  demand,  protest or other notice of any kind, all of which are hereby waived by the
Borrower and the Parent.

Article 9.
                                             THE ADMINISTRATIVE AGENT
                  Each  Credit  Party  hereby  irrevocably  appoints  the  Administrative  Agent as its  agent  and authorizes  the  Administrative  Agent to take such  actions  on its  behalf  and to  exercise  such  powers as are delegated  to the  Administrative  Agent by the  terms  hereof,  together  with  such  actions  and  powers  as are reasonably incidental thereto.

                  The Person serving as the  Administrative  Agent  hereunder shall have the same rights and powers in its  capacity  as a  Lender  as any  other  Lender  and  may  exercise  the  same  as  though  it  were  not the
Administrative  Agent,  and such Person and its  Affiliates may accept  deposits from,  lend money to and generally engage in any kind of business with the Parent or any Subsidiary or other  Affiliate  thereof as if it were not the
Administrative Agent hereunder.

                  The  Administrative  Agent shall not have any duties or  obligations  except those  expressly set forth  herein  or in any  other  Loan  Document.  Without  limiting  the  generality  of  the  foregoing,  (i)  the
Administrative  Agent  shall not be subject to any  fiduciary  or other  implied  duties,  regardless  of whether a
Default  has  occurred  and is  continuing,  (ii)  the  Administrative  Agent  shall  not have any duty to take any discretionary  action or exercise  any  discretionary  powers,  except  discretionary  rights and powers  expressly contemplated  by the Loan  Documents  that the  Administrative  Agent is  required  to  exercise  in writing by the
Required  Lenders  (or such other  number or  percentage  of the Credit  Parties  as shall be  necessary  under the circumstances  as provided in Section  10.2),  and (iii) except as expressly  set forth herein or in any other Loan
Document,  the  Administrative  Agent shall not have any duty to disclose,  and shall not be liable for the failure to disclose,  any information  relating to the Parent,  any Subsidiary or any other Loan Party that is communicated to or  obtained  by the Person  serving as  Administrative  Agent or any of its  Affiliates  in any  capacity.  The
Administrative  Agent  shall not be liable  for any  action  taken or not  taken by it with the  consent  or at the request of the Required  Lenders (or such other number or  percentage  of the Credit  Parties as shall be necessary under the  circumstances  as provided in Section  10.2) or in the  absence of its own gross  negligence  or willful misconduct.  The  Administrative  Agent  shall be deemed  not to have  knowledge  of any  Default  unless and until written  notice  thereof is given to the  Administrative  Agent by the  Borrower or a Credit  Party (and,  promptly after its receipt of any such notice,  it shall give each Credit Party and the Borrower  notice  thereof),  and the
Administrative  Agent  shall  not be  responsible  for or have  any  duty to  ascertain  or  inquire  into  (a) any statement,  warranty or  representation  made in or in connection  with any Loan Document,  (b) the contents of any certificate,  report or other document  delivered  thereunder or in connection  therewith,  (c) the  performance or observance of any of the covenants,  agreements or other terms or conditions  set forth therein,  (d) the validity, enforceability,  effectiveness or genuineness  thereof or any other agreement,  instrument or other document or (e)
the  satisfaction  of any condition set forth in Article 5 or elsewhere  herein,  other than to confirm  receipt of items expressly required to be delivered to the Administrative Agent.

                  The  Administrative  Agent shall be entitled to rely upon,  and shall not incur any liability for relying  upon,  any notice,  request,  certificate,  consent,  statement,  instrument,  document  or other  writing believed by it to be genuine and to have been signed or sent by the proper Person.  The  Administrative  Agent also may rely upon any statement  made to it orally or by telephone and believed by it to be made by the proper  Person, and shall not incur any  liability for relying  thereon.  The  Administrative  Agent may consult with legal counsel
(who may be counsel for any of the Loan Parties),  independent  accountants  and other experts  selected by it, and shall not be liable  for any action  taken or not taken by it in  accordance  with the advice of any such  counsel, accountants or experts.

                  The  Administrative  Agent may perform any and all its duties and  exercise its rights and powers by or through any one or more sub agents appointed by the  Administrative  Agent,  provided that no such delegation shall  serve as a release  of the  Administrative  Agent or waiver by the  Parent  or the  Borrower  of any  rights hereunder.  The  Administrative  Agent and any such sub agent may perform any and all its duties and  exercise  its rights  and  powers  through  their  respective  Related  Parties.  The  exculpatory  provisions  of the  preceding paragraphs  shall apply to any such sub agent and to the Related Parties of the  Administrative  Agent and any such sub agent,  and shall  apply to their  respective  activities  in  connection  with the  syndication  of the credit facilities provided for herein as well as activities as Administrative Agent.

                  Subject to the  appointment  and  acceptance of a successor  Administrative  Agent as provided in this paragraph,  the Administrative  Agent may resign at any time by notifying the Credit Parties and the Borrower.
Upon any such  resignation,  the Required  Lenders shall have the right,  in  consultation  with the  Borrower,  to appoint a successor.  If no successor shall have been so appointed by the Required  Lenders and shall have accepted such appointment within 30 days after the retiring  Administrative Agent gives notice of its resignation,  then the retiring  Administrative  Agent may,  on behalf of the Credit  Parties,  appoint a successor  Administrative  Agent which shall be a bank or finance  company  with an office in New York,  New York,  or an Affiliate of any such bank or finance company.  Upon the acceptance of its appointment as Administrative Agent hereunder by a successor,  such successor  shall succeed to and become vested with all the rights,  powers,  privileges  and duties of the retiring
Administrative  Agent,  and the retiring  Administrative  Agent shall be discharged from its duties and obligations hereunder.  The fees  payable  by the  Borrower  to a  successor  Administrative  Agent  shall be the same as those payable  to  its  predecessor  unless  otherwise  agreed  between  the  Borrower  and  such  successor.  After  the
Administrative  Agent’s  resignation  hereunder,  the provisions of this Article and Section 10.3 shall continue in effect for the benefit of such retiring  Administrative  Agent, its sub agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

                  Each  Credit  Party  acknowledges  that it has,  independently  and  without  reliance  upon  the
Administrative  Agent or any other  Credit  Party and based on such  documents  and  information  as it has  deemed appropriate,  made its own credit  analysis  and  decision to enter into this Credit  Agreement.  Each Credit Party also  acknowledges  that it will,  independently  and without reliance upon the  Administrative  Agent or any other
Credit Party and based on such documents and information as it shall from time to time deem  appropriate,  continue to make its own  decisions  in taking or not taking  action  under or based  upon any Loan  Document,  any  related agreement or any document furnished thereunder.

         Notwithstanding  anything in any Loan Document to the  contrary,  neither the  Syndication  Agents nor the
Documentation Agents, in their capacities as Syndication Agents or Documentation Agents,  respectively,  shall have any duties or obligations under the Loan Documents.

Article 10.
                                                   MISCELLANEOUS
Section 10.1      Notices.

                  Except  in the case of  notices  and  other  communications  expressly  permitted  to be given by telephone,  all notices and other communications  provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by facsimile, as follows:

(a)      if to the Parent or the Borrower,  to it at 4880 Santa Rosa Road, Suite 300, Camarillo,  California 93012,
Attention of: David Evans,  Senior Vice President and Chief Financial Officer (Telephone No.  (805) 987-0400  (ext.
1031)), Facsimile No. (805) 384-4532),  with copies to Salem Communication Holding Corporation,  at 4880 Santa Rosa
Road, Suite 300,  Camarillo,  California 93012,  Attention of: Jonathan L. Block,  Esq.,  Secretary  (Telephone No.
(805) 987-0400 (ext. 1106)),  Facsimile No.  (805)384-4505) and Attention of: Eileen Hill, Vice  President-Finance
(Telephone No. (805) 987-0400 (ext. 1030)), Facsimile No. (805) 384-4529);

(b)      if to the  Administrative  Agent,  or BNY as Issuing  Bank to it at One Wall  Street,  New York,  New York
10286,  Attention of: Renee Dudley  (Telephone No.  (212) 635-4975),  Facsimile No. (212) 635-6365 or 6366 or 6367,
with a copy to The Bank of New York, at One Wall Street,  New York, New York 10286,  Attention of: Stephen Nettler,
Vice President (Telephone No. (212) 635-8699, Facsimile No. (212) 635-8595); and

(c)      if to any other Credit Party, to it at its address (or facsimile  number) set forth in its  Administrative
Questionnaire.

Any party  hereto may change its address or  facsimile  number for notices and other  communications  hereunder  by notice to the other parties hereto.  All notices and other  communications  given to any party hereto in accordance with the provisions of this Credit Agreement shall be deemed to have been given on the date of receipt.

Notices  and  other  communications  to  the  Lenders  hereunder  may  be  delivered  or  furnished  by  electronic communication  pursuant to procedures approved by the Administrative  Agent,  provided that the foregoing shall not apply to notices  pursuant to Section 2 unless  otherwise  agreed by the  Administrative  Agent and the  applicable
Lender.  Each of the  Administrative  Agent,  the Parent and the Borrower  may, in its  discretion  agree to accept notices and other  communications to it hereunder by electronic  communication  pursuant to procedures  approved by it, provided that approval of such procedures (i) may be limited to particular  notices or communications  and (ii)
shall not include any notice of Default.

Section 10.2      Waivers; Amendments

(a)      No failure or delay by any Credit Party in  exercising  any right or power under any Loan  Document  shall operate  as a waiver  thereof,  nor shall  any  single  or  partial  exercise  of any such  right or power,  or any abandonment or  discontinuance  of steps to enforce such a right or power,  preclude any other or further  exercise thereof or the exercise of any other right or power.  The rights and remedies of the Credit  Parties under the Loan
Documents  are  cumulative  and are not  exclusive of any rights or remedies  that they would  otherwise  have.  No waiver of any provision of any Loan Document or consent to any departure by any Loan Party  therefrom  shall in any event be effective  unless the same shall be permitted by paragraph  (b) of this  Section,  and then such waiver or consent  shall be effective  only in the specific  instance and for the purpose for which given.  Without  limiting the generality of the  foregoing,  the making of a Loan and/or the issuance,  amendment,  extension or renewal of a
Letter of Credit  shall not be construed  as a waiver of any  Default,  regardless  of whether any Credit Party may have had notice or knowledge of such Default at the time.

(b)      Neither any Loan Document nor any provision  thereof may be waived,  amended or modified  except  pursuant to an agreement or agreements in writing  entered into by the Parent,  the Borrower and the Required  Lenders or by
the Parent,  the Borrower and the Administrative  Agent with the consent of the Required Lenders,  provided that no such agreement  shall (i) increase any Commitment of any Lender  without the written  consent of such Lender,  (ii)
reduce the principal  amount of any Loan or any  reimbursement  obligation  with respect to a LC  Disbursement,  or reduce the rate of any interest  (other than under  Section  3.1(b)),  or reduce any fees,  payable  under the Loan
Documents,  without the written consent of each Credit Party affected  thereby,  (iii) postpone the date of payment at stated  maturity of any Loan,  the date of any mandatory  reduction of the Revolving  Commitments  under Section
2.5(b) or any  amortization  payment  under  Section  2.6(b)  or (c) or the date of  payment  of any  reimbursement obligation  with  respect to an LC  Disbursement,  any interest or any fees payable  under the Loan  Documents,  or reduce the amount of, waive or excuse any such  payment,  or postpone the stated  termination  or expiration of the
Revolving  Commitments  without  the  written  consent of each  Credit  Party  affected  thereby,  (iv)  change any provision  hereof in a manner that would alter the pro rata sharing of payments  required by Section 2.10(b) or the pro rata  reduction  of  Revolving  Commitments  required by Section  2.5(e),  without the written  consent of each
Credit Party  affected  thereby,  (v) change any of the  provisions  of this Section or the  definition of the term
“Required  Lenders” or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights  hereunder  or make any  determination  or grant any  consent  hereunder,  or change the currency in which Loans are to be made,  Letters of Credit are to be issued or payment under the Loan  Documents is to be made, or add additional  borrowers,  without the written  consent of each Lender,  (vi) release any Guarantor from its Guarantee  under the Guarantee  Documents  (except as expressly  provided in the Security  Documents),  or limit its  liability in respect of such  Guarantee,  without the written  consent of each Lender,  or (vii) release all or any material  portion of the Collateral from the Liens of the Loan Documents  (except as expressly  provided in the Security  Agreement or in connection  with a transaction  permitted by Section  7.5),  or  subordinate  such
Liens in all or a material  portion of the  Collateral to the Liens of any other Person without the consent of each
Lender,  and provided that no such agreement  shall amend,  modify or otherwise  affect the rights or duties of the
Administrative  Agent, the Issuing Bank or the Swingline Lender hereunder  without the prior written consent of the
Administrative Agent, the Issuing Bank or the Swingline Lender, as applicable.

Section 10.3      Expenses; Indemnity; Damage Waiver

(a)      The  Borrower  shall  pay  (i)  all  out  of  pocket   reasonable  costs  and  expenses  incurred  by  the
Administrative  Agent and its Affiliates,  including the reasonable fees,  charges and disbursements of counsel for the  Administrative  Agent, in connection with the syndication of the credit  facilities  provided for herein,  the preparation  and  administration  of  each  Loan  Document  or any  amendments,  modifications  or  waivers  of the provisions  thereof (whether or not the transactions  contemplated  thereby shall be consummated),  (ii) all out of pocket  reasonable  costs and expenses  incurred by the Issuing Bank in connection  with the  issuance,  amendment, renewal or  extension  of any Letter of Credit or any demand  for  payment  thereunder  and (iii) all out of pocket costs and expenses  incurred by any Credit Party,  including the reasonable fees,  charges and disbursements of any counsel for any Credit  Party and any  consultant  or expert  witness fees and  expenses,  in  connection  with the enforcement  or  protection of its rights in connection  with the Loan  Documents,  including its rights under this
Section,  or in  connection  with the  Loans  made or  Letters  of  Credit  issued  hereunder,  including  all such reasonable out of pocket costs and expenses  incurred during any workout,  restructuring or negotiations in respect of such Loans or Letters of Credit.

(b)      The Borrower  shall  indemnify  each Credit Party and each Related  Party  thereof (each such Person being called an  “Indemnitee”)  against,  and hold each Indemnitee  harmless from, any and all losses,  claims,  damages, liabilities and related expenses,  including the reasonable fees,  charges and disbursements of any counsel for any
Indemnitee,  incurred by or asserted  against any Indemnitee  arising out of, in connection with, or as a result of
(i) the  execution  or delivery of any Loan  Document or any  agreement or  instrument  contemplated  thereby,  the performance by the parties to the Loan Documents of their  respective  obligations  thereunder or the  consummation of the Transactions or any other transactions  contemplated  thereby,  (ii) any Loan or Letter of Credit or the use of the proceeds  thereof  including any refusal of the Issuing Bank to honor a demand for payment under a Letter of
Credit if the  documents  presented in  connection  with such demand do not strictly  comply with the terms of such
Letter of Credit,  (iii) any actual or alleged  presence or release of Hazardous  Materials on or from any property owned or  operated  by the  Parent or any  Subsidiary,  or any  Environmental  Liability  related in any way to the
Parent  or any  Subsidiary  or (iv) any  actual or  prospective  claim,  litigation,  investigation  or  proceeding relating to any of the  foregoing,  whether based on contract,  tort or any other theory and  regardless of whether any Indemnitee is a party thereto,  provided that such indemnity shall not, as to any  Indemnitee,  be available to the extent that such losses,  claims,  damages,  liabilities or related expenses resulted from the gross negligence or willful misconduct of such Indemnitee.

(c)      To the extent that the Borrower  fails to pay any amount  required to be paid by it to the  Administrative
Agent, the Issuing Bank or the Swingline  Lender under paragraph (a) or (b) of this Section,  each Lender severally agrees to pay to the  Administrative  Agent or the Issuing Bank, as  applicable,  an amount equal to the product of such  unpaid  amount  multiplied  by a  fraction,  the  numerator  of  which  is the  sum of such  Lender’s  unused
Commitments  (other than the Swingline  Commitment),  the  outstanding  principal  balance of such  Lender’s  Loans
(other than Swingline Loans),  such Lender’s  Swingline  Exposure and such Lender’s LC Exposure and the denominator of which is the sum of the unused  Commitments  (other than the Swingline  Commitment),  the outstanding  principal balance of all Lenders  Loans  (other  than  Swingline  Loans),  the  Swingline  Exposure of all Lenders and the LC
Exposure  of all  Lenders  (in each case  determined  as of the time that the  applicable  unreimbursed  expense or indemnity  payment is sought or, in the event that no Lender shall have any unused  Commitments,  outstanding Loans or LC Exposure  at such time,  as of the last time at which any Lender had any unused  Commitments  (other than the
Swingline  Commitment),  outstanding Loans or LC Exposure),  provided that the unreimbursed  expense or indemnified loss,  claim,  damage,  liability  or related  expense,  as  applicable,  was  incurred by or asserted  against the
Administrative Agent or the Issuing Bank, as applicable, in its capacity as such.

(d)      To the extent  permitted by applicable  law, the Borrower shall not assert,  and hereby waives,  any claim against any Indemnitee,  on any theory of liability, for special,  indirect,  consequential or punitive damages (as opposed to direct and actual damages)  arising out of, in connection  with, or as a result of, any Loan Document or any agreement,  instrument or other document  contemplated  thereby,  the Transactions or any Loan or any Letter of
Credit or the use of the proceeds thereof.

(e)      All amounts due under this  Section  shall be payable  promptly  but in no event later than ten days after written demand therefor.

Section 10.4      Successors and Assigns

(a)      The  provisions  of the Loan  Documents  shall be binding  upon and inure to the  benefit  of the  parties hereto and their  respective  successors  and assigns  permitted  hereby,  except  that  neither the Parent nor the
Borrower may assign or otherwise  transfer any of its rights or  obligations  hereunder  without the prior  written consent of each Credit Party (and any attempted  assignment or transfer by the Parent or the Borrower  without such consent  shall be null and void).  Nothing in the Loan  Documents,  expressed  or implied,  shall be  construed  to confer upon any Person (other than the parties hereto,  their  respective  successors and assigns  permitted hereby and,  to the  extent  expressly  contemplated  hereby,  the  Related  Parties  of each  Credit  Party) any legal or equitable right, remedy or claim under or by reason of any Loan Document.
(b)      Any Lender may assign to one or more  assignees all or a portion of its rights and  obligations  under the
Loan  Documents  (including  all or a portion  of its  Revolving  Commitment  or  obligations  in respect of its LC
Exposure or Swingline  Exposure,  B Term Commitment  and/or C Term Commitment and the applicable  Loans at the time owing to it),  provided  that (i) except in the case of an  assignment  to a Lender or an  Affiliate or an Approved
Fund of a Lender,  each of the Borrower and the  Administrative  Agent (and, in the case of an assignment of all or any portion of its Revolving  Commitment or  obligations in respect of its LC Exposure or Swingline  Exposure,  the
Issuing  Bank  and/or  the  Swingline  Lender,  as the case may be) must give its  prior  written  consent  to such assignment  (which  consent  shall  not be  unreasonably  withheld  or  delayed)),  (ii)  except  in the case of an assignment to a Lender or an Affiliate or an Approved  Fund of a Lender or an  assignment  of the entire  remaining amount of the assigning Lender’s Revolving Commitment,  B Term Commitment and/or C Term Commitment,  as applicable, the amount of the Revolving  Commitment,  B Term  Commitment (or B Term Loans) and/or C Term  Commitment (or C Term
Loans),  as  applicable,  of the assigning  Lender subject to each such  assignment  (determined as of the date the
Assignment and Acceptance  with respect to such assignment is delivered to the  Administrative  Agent) shall not be less than $5,000,000,  unless the Borrower and the Administrative  Agent otherwise consent (which consent shall not be  unreasonably  withheld  or  delayed),  (iii) no  assignments  to the Parent or any of its  Affiliates  shall be permitted  (and any  attempted  assignment  or  transfer to the Parent or any of its  Affiliates  shall be null and void),  (iv) the parties to each  assignment  shall execute and deliver to the  Administrative  Agent an Assignment and Acceptance  together with,  unless otherwise agreed by the  Administrative  Agent, a processing and recordation fee of $3,500,  and (v) the assignee,  if it shall not be a Lender,  shall deliver to the  Administrative  Agent an
Administrative  Questionnaire,  and  provided  that any  consent  of the  Borrower  otherwise  required  under this paragraph  shall not be required if a Default has occurred and is  continuing.  Subject to acceptance and recording thereof  pursuant to paragraph (d) of this Section,  from and after the effective date specified in each Assignment and  Acceptance,  the assignee  thereunder  shall be a party hereto and, to the extent of the interest  assigned by such  Assignment and  Acceptance,  have the rights and  obligations of a Lender under the Loan  Documents,  and the assigning Lender  thereunder  shall, to the extent of the interest  assigned by such Assignment and Acceptance,  be released from its obligations  under the Loan Documents (and, in the case of an Assignment and Acceptance  covering all of the assigning  Lender’s  rights and obligations  under the Loan  Documents,  such Lender shall cease to be a party hereto but shall  continue to be entitled to the  benefits of Sections  3.5,  3.6,  3.7 and 10.3).  Except as otherwise  provided  under  clause (iii) of this  paragraph,  any  assignment  or transfer by a Lender of rights or obligations  under the Loan  Documents  that does not comply with this  paragraph  shall be treated for purposes of the Loan Documents as a sale by such Lender of a  participation  in such rights and  obligations in accordance with paragraph (e) of this Section.

(c)      The Administrative  Agent,  acting for this purpose as an agent of the Borrower,  shall maintain a copy of each  Assignment  and Acceptance  delivered to it and a register for the  recordation of the names and addresses of the  Lenders,  and the  Commitments  of, and  principal  amount of the Loans owing to, each Lender  pursuant to the terms hereof from time to time (the  “Register”).  The entries in the Register  shall be conclusive  absent clearly demonstrable  error,  and the  Borrower  and each Credit  Party may treat each Person whose name is recorded in the
Register  pursuant  to the  terms  hereof  as a  Lender  hereunder  for  all  purposes  of this  Credit  Agreement, notwithstanding  notice to the contrary.  The Register  shall be available  for  inspection by the Borrower and any
Credit Party, at any reasonable time and from time to time upon reasonable prior notice.

(d)      Upon its receipt of a duly  completed  Assignment and  Acceptance  executed by an assigning  Lender and an assignee,  the assignee’s  completed  Administrative  Questionnaire  (unless the assignee shall already be a Lender hereunder),  the  processing  and  recordation  fee  referred to in  paragraph  (b) of this Section and any written consent to such assignment  required by paragraph (b) of this Section,  the Administrative  Agent shall accept such
Assignment and Acceptance and record the  information  contained  therein in the Register.  No assignment  shall be effective  for purposes of this Credit  Agreement  unless it has been  recorded in the Register as provided in this paragraph.

(e)      Any Lender may,  without the consent of the Borrower or any Credit Party,  sell  participations  to one or more banks or other entities  other than the Parent or any of its Affiliates  (each such bank or other entity being called a  “Participant”)  in all or a portion of such  Lender’s  rights and  obligations  under the Loan  Documents
(including all or a portion of its  Commitments,  LC Exposure,  Swingline  Exposure and outstanding  Loans owing to
it),  provided  that (i) such Lender’s  obligations  under the Loan  Documents  shall remain  unchanged,  (ii) such
Lender shall remain solely  responsible to the other parties hereto for the  performance  of such  obligations  and
(iii) the Loan  Parties and the Credit  Parties  shall  continue to deal  solely and  directly  with such Lender in connection  with such  Lender’s  rights and  obligations  under the Loan  Documents.  Any  agreement or  instrument pursuant to which a Lender sells such a  participation  shall  provide that such Lender shall retain the sole right to enforce the Loan  Documents and to approve any  amendment,  modification  or waiver of any provision of any Loan
Documents,  provided that such agreement or instrument  may provide that such Lender will not,  without the consent of the  Participant,  agree to any  amendment,  modification  or waiver  described in the first  proviso to Section
10.2(b) that affects  such  Participant.  Subject to  paragraph  (f) of this  Section,  the Parent and the Borrower agree that each  Participant  shall be entitled to the benefits of Sections  3.5, 3.6 and 3.7 to the same extent as if it were a Lender and had acquired its interest by assignment  pursuant to paragraph (b) of this Section.  To the extent  permitted  by law,  each  Participant  also shall be entitled to the  benefits of Section 10.8 as though it were a Lender, provided that such Participant agrees to be subject to Section 2.10(c) as though it were a Lender.

(f)      A  Participant  shall not be entitled to receive any  greater  payment  under  Section 3.5 or 3.7 than the
Lender that sold the  participation  to such  Participant  would have been  entitled to receive with respect to the interest  in the Loan  Documents  subject to the  participation  sold to such  Participant,  unless the sale of the participation to such  Participant is made with the Borrower’s  prior written consent.  A Participant that would be a Foreign  Lender if it were a Lender  shall not be entitled to the  benefits of Section 3.7 unless the Borrower is notified  of the  participation  sold to such  Participant  and such  Participant  agrees,  for the  benefit of the
Borrower, to comply with Section 3.7(e) as though it were a Lender.

(g)      Any  Lender  may at any time  pledge or assign a  security  interest  in all or any  portion of its rights under the Loan  Documents  to secure  obligations  of such Lender,  including  any pledge or  assignment  to secure obligations  to a Federal  Reserve  Bank,  and this Section  shall not apply to any such pledge or  assignment of a security  interest,  provided that no such pledge or assignment of a security  interest shall release a Lender from any of its  obligations  under the Loan  Documents or substitute  any such pledgee or assignee for such Lender as a party hereto.

Section 10.5      Survival

                  All covenants,  agreements,  representations  and warranties  made by the Parent and the Borrower herein and in the  certificates or other  instruments  prepared or delivered in connection with or pursuant to this
Credit  Agreement or any other Loan  Document  shall be  considered  to have been relied upon by the other  parties hereto and shall  survive  the  execution  and  delivery of any Loan  Document  and the making of any Loans and the issuance of any Letter of Credit,  regardless  of any  investigation  made by any such other party or on its behalf and  notwithstanding  that any  Credit  Party  may  have had  notice  or  knowledge  of any  Default  or  incorrect representation  or  warranty  at the time any credit is extended  hereunder,  and shall  continue in full force and effect as long as the  principal of or any accrued  interest on any Loan or any LC  Disbursement  or any fee or any
other amount  payable under the Loan  Documents is  outstanding  and unpaid or any Letter of Credit is  outstanding and so long as the Commitments  have not expired or terminated.  The provisions of Sections 3.5, 3.6, 3.7 and 10.3,
10.9,  10.10 and Article 9 shall survive and remain in full force and effect  regardless of the consummation of the transactions  contemplated  hereby,  the  repayment  of the  Loans  and the LC  Disbursements,  the  expiration  or termination  of the Letters of Credit and the  termination  of the  Commitments  or the  termination of this Credit
Agreement or any provision hereof.

Section 10.6      Counterparts; Integration; Effectiveness

                  This Credit  Agreement  may be executed  in  counterparts  (and by  different  parties  hereto on different  counterparts),  each of which shall constitute an original, but all of which, when taken together, shall constitute  but one  contract.  This Credit  Agreement  and any  separate  letter  agreements  with respect to fees payable to any Credit Party or the  syndication  of the credit  facilities  established  hereunder  constitute  the entire  contract  among the parties  relating to the  subject  matter  hereof and  supersede  any and all  previous agreements  and  understandings,  oral or written,  relating to the subject  matter  hereof.  Except as provided in
Section 5.1, this Credit  Agreement shall become  effective when it shall have been executed by the  Administrative
Agent and when the Administrative  Agent shall have received  counterparts hereof which, when taken together,  bear the  signatures of each of the other parties and  thereafter  shall be binding upon and inure to the benefit of the parties  hereto and their  respective  successors and assigns.  Delivery of an executed  counterpart of this Credit
Agreement by facsimile  transmission  shall be effective  as delivery of a manually  executed  counterpart  of this
Credit Agreement.

Section 10.7      Severability

                  In the event any one or more of the  provisions  contained  in this  Credit  Agreement  should be held invalid,  illegal or unenforceable in any respect, the validity,  legality and enforceability of the remaining provisions  contained  herein shall not in any way be affected or impaired  thereby (it being  understood  that the invalidity of a particular  provision in a particular  jurisdiction  shall not in and of itself affect the validity of such  provision in any other  jurisdiction).  The parties shall endeavor in good faith  negotiations  to replace the invalid,  illegal or  unenforceable  provisions  with valid  provisions  the economic  effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

Section 10.8      Right of Setoff

                  If an Event of Default  shall have  occurred  and be  continuing,  each of the  Lenders and their respective  Affiliates is hereby  authorized at any time and from time to time, to the fullest extent  permitted by applicable  law,  to setoff and apply any and all  deposits  (general or special,  time or demand,  provisional  or final) at any time held and other  obligations  at any time owing by it to or for the credit or the  account of the
Parent or the  Borrower  against any of and all the  obligations  of the Parent or the  Borrower  now or  hereafter existing under this Credit  Agreement and the other Loan Documents  held by it,  irrespective  of whether or not it shall have made any demand  therefor and although  such  obligations  may be  unmatured.  The rights of each of the
Lenders  and their  respective  Affiliates  under  this  Section  are in  addition  to other  rights  and  remedies
(including other rights of setoff) that it may have.

Section 10.9      Governing Law; Jurisdiction; Consent to Service of Process

(a)      This Credit  Agreement  shall be governed by, and construed in accordance  with,  the laws of the State of
New York.

(b)      Each of the Parent and the Borrower hereby  irrevocably and  unconditionally  submits,  for itself and its property,  to the  nonexclusive  jurisdiction  of any New York State court or Federal court of the United States of
America  sitting in New York City, and any appellate  court from any thereof,  in any action or proceeding  arising out of or relating to this Credit  Agreement or the other Loan Documents,  or for recognition or enforcement of any judgment,  and each of the parties  hereto  hereby  irrevocably  and  unconditionally  agrees  that,  to the extent permitted by  applicable  law, all claims in respect of any such action or proceeding  may be heard and  determined in such New York State court or, to the extent  permitted by  applicable  law, in such Federal  court.  Each of the parties  hereto  agrees that a final  judgment  in any such action or  proceeding  shall be  conclusive  and may be enforced in other  jurisdictions  by suit on the judgment or in any other manner  provided by law.  Nothing in this
Credit  Agreement  shall affect any right that the  Administrative  Agent or any other  Credit Party may  otherwise have to bring any action or proceeding  relating to this Credit  Agreement or the other Loan Documents  against the
Parent or the Borrower, or any of its property, in the courts of any jurisdiction.

(c)      Each of the Parent and the Borrower hereby irrevocably and  unconditionally  waives, to the fullest extent it may legally and  effectively  do so, any objection  that it may now or hereafter  have to the laying of venue of any suit,  action or proceeding  arising out of or relating to this Credit Agreement or the other Loan Documents in any court referred to in paragraph (b) of this Section.  Each of the parties hereto hereby  irrevocably  waives, to the fullest extent  permitted by applicable  law, the defense of an  inconvenient  forum to the maintenance of such action or proceeding in any such court.

(d)      Each of the Parent and the  Borrower  irrevocably  consents  to service of process in the manner  provided for notices in Section  10.1.  Nothing in this Credit  Agreement  will affect the right of any party to this Credit
Agreement to serve process in any other manner permitted by law.

Section 10.10     WAIVER OF JURY TRIAL

                  EACH PARTY HERETO HEREBY  WAIVES,  TO THE FULLEST EXTENT  PERMITTED BY APPLICABLE  LAW, ANY RIGHT
IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY  LITIGATION  DIRECTLY OR  INDIRECTLY  ARISING OUT OF,  UNDER OR IN
CONNECTION WITH THIS CREDIT  AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS.  EACH PARTY HERETO (A) CERTIFIES THAT NO
REPRESENTATIVE,  AGENT OR ATTORNEY OF ANY OTHER PARTY HAS  REPRESENTED,  EXPRESSLY  OR  OTHERWISE,  THAT SUCH OTHER
PARTY WOULD NOT, IN THE EVENT OF  LITIGATION,  SEEK TO ENFORCE THE FOREGOING  WAIVER AND (B)  ACKNOWLEDGES  THAT IT
AND THE OTHER PARTIES  HERETO HAVE BEEN INDUCED TO ENTER INTO THIS CREDIT  AGREEMENT  AND THE OTHER LOAN  DOCUMENTS
TO WHICH IT IS A PARTY BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

Section 10.11     Headings

                  Article  and  Section  headings  and the Table of Contents  used  herein are for  convenience  of reference only, are not part of this Credit  Agreement and shall not affect the  construction  of, or be taken into consideration in interpreting, this Credit Agreement.

Section 10.12     Interest Rate Limitation

                  Notwithstanding  anything herein to the contrary,  if at any time the interest rate applicable to any Loan or LC  Disbursement,  together  with all fees,  charges  and other  amounts  that are  treated as interest thereon under  applicable law  (collectively  the  “charges”),  shall exceed the maximum lawful rate (the “maximum rate”) that may be contracted for, charged,  taken,  received or reserved by the Lender holding an interest in such
Loan or LC Disbursement  in accordance  with  applicable law, the rate of interest  payable in respect of such Loan or LC  Disbursement  hereunder,  together with all of the charges payable in respect  thereof,  shall be limited to the maximum  rate and, to the extent  lawful,  the interest and the charges that would have been payable in respect of such  Loan or LC  Disbursement  but were not  payable  as a result of the  operation  of this  Section  shall be cumulated,  and the interest and the charges  payable to such Lender in respect of other Loans or LC  Disbursements or periods shall be increased  (but not above the maximum rate  therefor)  until such  cumulated  amount,  together with interest  thereon at the Federal Funds  Effective  Rate to the date of repayment,  shall have been received by such Lender.

Section 10.13     Treatment of Certain Information

                  Each Credit Party agrees to use reasonable  precautions to keep confidential,  in accordance with its customary  procedures  for handling  confidential  information of the same nature,  all non-public  information supplied by the Parent or any  Subsidiary  pursuant to this Credit  Agreement  which (i) is clearly  identified  by such Person as being  confidential  at the time the same is delivered to such Credit Party or (ii)  constitutes any financial statement,  financial projections or forecasts, budget, Compliance Certificate,  audit report, management letter or  accountants’  certification  delivered  hereunder  (“Confidential  Information”),  provided that nothing herein shall limit the disclosure of any  information  (a) to any of its respective  Related  Parties that needs to know such  information and in each case who agree to be bound by the provisions of this Section,  (b) to the extent required by applicable  laws or regulations  or by any subpoena or similar legal process,  or requested by any bank regulatory or other  regulatory or  administrative  body or commission to whose  jurisdiction  such Credit Party is subject,  (c) on a confidential  basis, to prospective  lenders or participants or their counsel,  in each case who agree to be bound by the provisions of this Section, (d) to auditors,  accountants,  consultants and advisors,  and any analogous  counterpart  thereof,  (e) to any other Credit Party, (f) in connection with any litigation to which any one or more of the Credit Parties is a party  concerning  this Credit  Agreement,  any other Loan Document,  or any  instrument  or document  executed or delivered in  connection  herewith or  therewith,  (g) to the extent such information  (1)  becomes  publicly  available  other than as a result of a breach of this  Credit  Agreement,  (2)
becomes available to any of the Credit Parties on a  non-confidential  basis from a source other than the Parent or any of its  Affiliates  or (3) was  available  to the  Credit  Parties  on a  non-confidential  basis  prior to its disclosure  to any of them  by the  Parent  or any of its  Affiliates;  and (h) to the  extent  the  Parent  or the
Borrower  shall have  consented to such  disclosure in writing.  Notwithstanding  anything  herein to the contrary, the information  subject to this Section shall not include,  and each Credit Party may disclose without  limitation of any kind, any  information  with respect to the “tax  treatment” and “tax  structure” (in each case,  within the meaning of Treasury  Regulation Section 1.6011-4) of the transactions  contemplated hereby and all materials of any kind  (including  opinions or other tax analyses)  that are provided to the such Credit Party  relating to such tax treatment  and tax  structure;  provided  that with  respect to any  document  or similar  item that in either case contains  information  concerning  the tax  treatment  or tax  structure  of the  transactions  as  well  as  other information,  this  sentence  shall only apply to such  portions of the document or similar item that relate to the tax treatment or tax structure of the Loans, Letters of Credit and transactions contemplated hereby.

Section 10.14     Unrestricted Subsidiaries

(a)      Designation of  Unrestricted  Subsidiaries.  The Parent may at any time  designate any  Subsidiary  (other than the  Borrower  or any  Borrower  Subsidiary)  formed  or  acquired  after  the  Fifth  Restatement  Date as an
Unrestricted  Subsidiary by  delivering to the  Administrative  Agent a certificate  of a Financial  Officer of the
Parent (and the  Administrative  Agent shall promptly forward a copy of such certificate to each Lender)  attaching a copy of a resolution  of the Parent’s  board of directors  setting  forth such  designation  and stating that the conditions set forth in this Section 10.14 have been satisfied with respect to such  designation,  provided that no such designation  shall be effective unless at the time thereof and immediately  after giving effect thereto (i) no
Default  shall have  occurred and be  continuing,  (ii) no  Subsidiary  of the  Subsidiary  to be  designated as an
Unrestricted  Subsidiary is a Restricted  Subsidiary  and (iii) the Parent and the Borrower  shall be in compliance with Section 7.4(n).

(b)      Revocation  of  Designation.  The Parent may revoke any  designation  of a Subsidiary  as an  Unrestricted
Subsidiary by delivering to the  Administrative  Agent a certificate of a Financial  Officer of the Parent (and the
Administrative  Agent shall  promptly  forward a copy of such  certificate  to each  Lender)  attaching a copy of a resolution of the Parent’s  board of directors  setting forth such  revocation  and stating that the conditions set forth in this Section 10.14 have been satisfied with respect to such  revocation,  provided that no such revocation shall be effective  unless at the time thereof and  immediately  after giving  effect  thereto (i) no Default shall have occurred and be continuing,  (ii) all Liens,  Indebtedness  and  Investments of such  Unrestricted  Subsidiary outstanding  immediately  following  such  revocation  would,  if incurred at such time,  have been permitted to be incurred  under this Credit  Agreement,  (iii) the  Administrative  Agent shall have  received a  certificate  of a
Financial Officer attaching a calculation (in reasonable  detail) of the covenants  contained in Sections 7.12 on a pro forma basis giving effect to such  revocation and (iv) such  Unrestricted  Subsidiary  shall have complied with the provisions of Sections 6.12 and 6.13.

(c)      Certain  Restrictions  Regarding  Loan  Parties.  Notwithstanding  anything  in any Loan  Document  to the contrary,  no Loan Party shall at any time (i) provide  credit  support for,  subject any of its assets (other than the  Equity  Interests  of such  Unrestricted  Subsidiary  owned by such  Loan  Party) to the  satisfaction  of, or guarantee any  Indebtedness of any  Unrestricted  Subsidiary  (including any  undertaking,  agreement or instrument evidencing such  Indebtedness),  (ii) be directly or indirectly liable for any Indebtedness or other obligations of any  Unrestricted  Subsidiary or (iii) be directly or indirectly  liable for any  Indebtedness  which provides that the  holder  thereof  may (upon  notice,  lapse of time or both)  declare a default  thereon  or cause the  payment thereof to be  accelerated  or payable  prior to its  scheduled  maturity  upon the  occurrence  of a default  with respect to any Indebtedness of any Unrestricted Subsidiary.

Section 10.15     Savings Clause

(a)      This Credit  Agreement is intended  solely as an amendment  of, and  contemporaneous  restatement  of, the terms and conditions of the Fourth Restated  Agreement and this Credit  Agreement is not intended and should not be construed as in any way extinguishing or terminating the Fourth Restated Agreement.  The Security  Documents,  each to the extent  amended as  provided  herein,  shall  remain in full  force and  effect and  continue  to secure the obligations described therein.

(b)      Nothing  in this  Credit  Agreement  shall  affect the rights of the  Credit  Parties  to  payments  under
Sections 2, 3 and 11 of the Fourth  Restated  Agreement  for the period  prior to the Fifth  Restatement  Effective
Date and such rights shall continue to be governed by the provisions of the Fourth Restated Agreement.

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

         IN WITNESS  WHEREOF,  the parties  hereto have caused this Credit  Agreement to be duly  executed by their respective authorized officers as of the day and year first above written.
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

SALEM COMMUNICATIONS CORPORATION

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

THE BANK OF NEW YORK, individually, as Issuing Bank, as Swingline Lender and as Administrative Agent

By:	/s/ STEPHEN M. NETTLER

Name:	Stephen M. Nettler
Title:	Vice President

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

FLEET NATIONAL BANK, individually, as a Document Agent

By:	/s/ SRBUI SEFRIAN

Name:	Srbui Seferian
Title:	Vice President

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

ING (U.S.) CAPITAL, LLC, Individually as a Documentation Agent

By:	/s/ WILLIAM JAMES

Name:	William James
Title:	Managing Director

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

SUN TRUST BANK, individually as a Syndication Agent

By:	/s/ THOMAS C. KING, JR.

Name:	Thomas C. King, JR.
Title:	Director

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

GENERAL ELECTRIC CAPITAL CORPORATION, individually and as a Syndication Agent

By:	/s/ STEPHEN W. HIPP

Name:	Stephen W. Hipp
Title:	Duly Authorized Signatory

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

WELLS FARGO FOOTHILL, LLC

By:	/s/ RHONDA R. NOELL

Name:	Rhonda R. Noell
Title:	Senior Vice President

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

CREDIT LYONNAIS NEW YORK BRANCH

By:	/s/ JEREMY HORN

Name:	Jeremy Horn
Title:	Vice President

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

UBS AG, CAYMAN ISLANDS BRANCH

By:	/s/ PATRICIA O'KICKI

Name:	Patricia O'Kicki
Title:	Director

By:	/s/ WILFRED V. SAINT

Name:	Wilfred V. Saint
Title:	Associate Director Banking Products Services, US

                                         SALEM COMMUNICATIONS CORPORATION
                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                    FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

CREDIT SUISSE FIRST BOSTON, acting through its CAYMAN ISLANDS BRANCH

By:	/s/ BILL O'DALY

Name:	Bill O'Daly
Title:	Director

By:	/s/ CASSANDRA DROGAN

Name:	Cassandra Drogan
Title:	Associate

                                                SALEM EXHIBIT A
                                         FORM OF ASSIGNMENT AND ACCEPTANCE

         Reference is made to the Fifth  Amended and Restated  Credit  Agreement,  dated as of September  25, 2003, among Salem  Communications  Corporation,  a Delaware  corporation,  Salem Communications  Holding  Corporation,  a
Delaware  corporation,  the Lenders party  thereto,  General  Electric  Capital  Corporation  and SunTrust Bank, as
Syndication  Agents,  Fleet National Bank and ING (U.S.) Capital LLC, as Documentation  Agents, and The Bank of New
York,  as  Administrative  Agent (as  amended and in effect on the date  hereof,  the  “Credit  Agreement”).  Terms defined in the Credit Agreement are used herein with the same meanings.

         The Assignor named below hereby sells and assigns,  without  recourse,  to the Assignee  named below,  and the Assignee hereby  purchases and assumes,  without  recourse,  from the Assignor,  effective as of the Assignment
Date, the interests set forth below (the “Assigned  Interest”) in the Assignor's  rights and obligations  under the
Credit Agreement,  including,  without limitation, the interests set forth below in the Revolving Commitment, the B
Term Commitment and the C Term  Commitment of the Assignor on the Assignment  Date and the Revolving  Loans, B Term
Loans and C Term Loans owing to the Assignor that are  outstanding  on the Assignment  Date,  together with, in the case of such  Revolving  Commitment,  all of the  related  participations  held by the  Assignor  in respect of the
Letters of Credit  (including  its LC  Exposure)  and  Swingline  Loans  (including  its  Swingline  Exposure,  but excluding  accrued  interest and fees to and  excluding  the  Assignment  Date.  The Assignee  hereby  acknowledges receipt of a copy of the Credit  Agreement.  From and after the Assignment  Date, (i) the Assignee shall be a party to and be bound by the  provisions of the Credit  Agreement and, to the extent of the Assigned  Interest,  have the rights and  obligations  of a Lender under the Loan  Documents  and (ii) the Assignor  shall,  to the extent of the
Assigned Interest, relinquish its rights and be released from its obligations under the Loan Documents.

         The  Assignor  hereby  represents  and  warrants  that (i) it has the power and  authority to execute this
Assignment  and Acceptance and to assign the Assigned  Interest,  (ii) it has not previously  granted rights in the
Assigned Interest to any Person and (iii) the Assigned Interest is not subject to any adverse claims.

         This Assignment and Acceptance is being delivered to the  Administrative  Agent,  together with (i) if the
Assignee is a Foreign  Lender,  any  documentation  required to be delivered  by the  Assignee  pursuant to Section
3.7(e) of the Credit  Agreement,  duly  completed  and  executed by the  Assignee,  and (ii) if the Assignee is not already  a Lender  under  the  Credit  Agreement,  an  Administrative  Questionnaire  in the form  supplied  by the
Administrative Agent, duly completed by the Assignee.  The [Assignee/Assignor]1 shall  pay the fee  payable  to the
Administrative Agent pursuant to Section 10.4(b) of the Credit Agreement.

         THIS  ASSIGNMENT  AND ACCEPTANCE  SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE  WITH, THE LAWS OF THE
STATE OF NEW YORK.

Date of Assignment:

Legal Name of Assignor:

Legal Name of Assignee:

--------
1 Delete inapplicable term(s).

Assignee's Address for Notices:

Effective Date of

Assignment (the “Assignment Date”):

[Revolving Commitment Assigned:

[B Term Commitment Assigned:

[C Term Commitment Assigned:

Principal Amount of Revolving Loans Assigned:

Principal Amount of B Term Loans Assigned:

Principal Amount of C Term Loans Assigned:]

         The terms set forth above are hereby agreed to:
[Name of Assignor], as Assignor

By:	/s/ NAME

Name:	NAME
Title:	TITLE

[Name of Assignor], as Assignor

By:	/s/ NAME

Name:	NAME
Title:	TITLE

     The undersigned hereby consent[s] to the within assignment:
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ NAME

Name:	NAME
Title:	TITLE

THE BANK OF NEW YORK, as Administrative Agent, Issuing Bank and Swingline Lender

By:	/s/ NAME

Name:	NAME
Title:	TITLE

September 25, 2003

The Bank of New York, as Administrative Agent
and the other Credit Parties party to the Credit
Agreement referred to below
One Wall Street
New York, NY 10286

                  Re:  Salem Communications Corporation

Gentlemen and Mesdames:

I have  served  as legal  counsel  and  Secretary  to Salem  Communications  Corporation,  a  Delaware  corporation
(referred to herein as the “Parent”) since 1995. In addition,  I am the Secretary of Salem  Communications  Holding
Corporation,  a Subsidiary of the Parent (the “Borrower”) and each of the  Subsidiaries  (defined  hereinafter).  I am admitted to practice in  California.  I render this  opinion on behalf of the Parent,  the  Borrower and each of their  respective  subsidiaries  (the  “Subsidiaries”)  in connection  with the Fifth  Amended and Restated  Credit
Agreement,  dated as of September 25, 2003,  by and among the Parent,  the  Borrower,  the Lenders  party  thereto,
General Electric Capital Corporation and SunTrust Bank, as Syndication  Agents,  Fleet National Bank and ING (U.S.)
Capital  LLC,  as  Documentation  Agents,  and The  Bank  of New  York,  as  Administrative  Agent  (the  “Credit
 Agreement”).  This opinion  letter is delivered  to you pursuant to Section  5.1(c) of the Credit  Agreement at the request of the Parent,  the Borrower and the Subsidiaries  (collectively,  the “Loan Parties”).  Capitalized  terms used herein and which are not otherwise  defined herein shall have the respective  meanings ascribed thereto in the
Credit Agreement.

                                                         I

In my capacity with each Loan Party in connection with the Credit Agreement,  I have examined originals,  or copies certified or otherwise  identified  to my  satisfaction,  of each of the Credit  Agreement,  the Notes,  each dated
September 25, 2003,  made by the Borrower for each Lender,  the Swingline  Note,  dated September 25, 2003, made by the Borrower for the Swingline  Lender,  the Amended and Restated  Guarantee  Agreement,  dated as of September 25,
2003,  by and among  the  Parent,  the  Borrower,  the  Subsidiaries  party  thereto  and The Bank of New York,  as
Administrative  Agent,  and the Amended and Restated  Security  Agreement,  dated as of September  25, 2003, by and among the Parent, the Borrower,  the Subsidiaries  party thereto and The Bank of New York, as Administrative  Agent
(collectively  referred  to herein as the “Fifth  Restatement  Transaction  Documents”)  and such other  documents, corporate records,  partnership records,  limited liability company records,  certificates of such public officials and other  instruments  as I have deemed  necessary  or  advisable  to enable me to render the  opinions  set forth below.  In my  examination,  I have assumed the  genuineness of all  signatures  (other than those on behalf of the
Parent,  the Borrower  and the  Subsidiaries),  the legal  capacity of natural  persons,  the  authenticity  of all documents  submitted to me as originals,  the conformity to original documents of all documents  submitted to me as certified or photostatic  copies,  and the  authenticity of the originals of such copies.  As to any facts material to these opinions,  I have relied upon the  representations and warranties of the Loan Parties contained within the
Fifth  Restatement   Transaction   Documents  and  upon  statements  and  representations  of  officers  and  other representations of each Loan Party and others, in each case without having  independently  verified the accuracy or completeness thereof.

I have,  with your  permission,  assumed,  without  independent  investigation  or inquiry with respect to any such matter,  that, (i) each party to a Fifth  Restatement  Transaction  Document  (other than the Loan Parties) has all requisite power and authority to execute,  deliver and perform its obligations  thereunder,  (ii) the execution and delivery by each party to a Fifth  Restatement  Transaction  Document  (other  than the Loan  Parties) of the Fifth
Restatement  Transaction  Documents  to  which  such  party  is a party  and  the  performance  of its  obligations thereunder  have been duly  authorized  by all  necessary  action on such party’s  part and such Fifth  Restatement
Transaction  Documents have been duly delivered by it; and (iii) the Fifth  Restatement  Transaction  Documents are
the legal,  valid and binding  obligations  of each such party (other than the Loan  Parties) to the extent it is a party thereto, enforceable against such party in accordance with their terms.

The opinions set forth in paragraph  (2) with  respect to the good  standing and due  qualification  of the Parent, the Borrower and the  Subsidiaries  are rendered solely in reliance upon the  certificates  from the Secretaries of
State of the  jurisdictions of incorporation  or organization  listed on Schedule I hereto,  and are rendered as of the dates of each such certificate.

Except as expressly  stated otherwise  herein,  whenever my opinion herein with respect to the existence or absence of facts is stated to be to my actual  knowledge or known by me, such  statement is intended to signify that during the course of my representation  of the Parent and the  Subsidiaries,  no information has come to my attention that would  give me  actual  knowledge  as of the date  hereof  that my  opinions  herein  relating  to such  facts  are incorrect.  However,  I have not undertaken any independent  investigation to determine the existence or absence of such facts,  and no inference as to my knowledge of the  existence or absence of such facts should be drawn from my representation of the Parent and the Subsidiaries.

                                                        II

Based upon the foregoing,  and subject to the qualifications,  exceptions,  limitations and assumptions hereinafter set forth, I am of the opinion that:

1.       The Parent has no direct or indirect  Subsidiaries  except as  disclosed  in  Schedule  4.12 to the Credit
Agreement.  Such  Schedule  sets forth the  ownership  interest  of the Parent  and each  Subsidiary  in each other
Subsidiary.  Except as set forth on Schedule  3.4 to the  Security  Agreement,  all Pledged  Equity  Interests  (as
defined in the Security  Agreement)  have been duly  authorized and validly issued and, to my knowledge,  are fully paid and non-assessable,  and, to my knowledge,  are owned by the applicable Loan Party free and clear of all Liens
(other than Liens  expressly  permitted by the Loan  Documents).  No shares or interests of any class of the Equity
Interests of the Borrower or any Subsidiary are subject to any  restrictions  on transfer  pursuant to the charter, limited liability company operating agreement,  by-laws or other  organizational  documents of the Borrower or such
Subsidiary.  No shares or interests of any class of the Equity  Interests  of the  Borrower or any  Subsidiary  are
subject to any voting agreements,  voting trusts, trust agreements,  trust deeds,  irrevocable proxies or any other similar agreements or instruments, except for such as are contained in the Security Documents.

2.       Each of the Parent,  the Borrower and each  Subsidiary  is duly  organized,  validly  existing and in good standing under the laws of the  jurisdiction  of its  incorporation  or  organization,  has all requisite power and authority  to own  its  Property  and to  carry  on its  business  as now  conducted  and is in good  standing  and authorized  to do business  in each  jurisdiction  in which the failure to be so  authorized  could  reasonably  be expected to have a Material Adverse Effect.

3.       Each of the  Parent,  the  Borrower  and each  Subsidiary  has full  power and  authority  to enter  into, execute,  deliver and carry out the terms of the Fifth  Restatement  Transaction  Documents to which it is a party, and to incur the  obligations  provided  for  therein,  all of which  have been duly  authorized  by all proper and
necessary  action  and  are  in  full  compliance  with  its  articles  of  incorporation   and  by-laws  or  other
organizational documents.

4.       The  execution  and  delivery  of the Fifth  Restatement  Transaction  Documents  by each Loan Party party thereto do not, and the  performance by each Loan Party of such Fifth  Restatement  Transaction  Documents to which it is a party will not, (i) require any consent or approval of,  registration  or filing with,  or any other action by, any  Governmental  Authority  except (x) such as have been  obtained  or made and are in full force and effect,
(y) the filing of a copy of applicable  Loan Documents  with the FCC and the Securities and Exchange  Commission in accordance  with  applicable  law, which filings are for  informational  purposes and do not affect the validity or enforceability  of the Loan  Documents,  and (z) as expressly set forth in the Security  Agreement  with respect to the FCC,  (ii) violate any  applicable  law or  regulation  or the charter,  limited  liability  company  operating agreement,  by-laws  or other  organizational  documents  of the any Loan  Party or any  order of any  Governmental
Authority,  (iii) violate or result in a default under any indenture,  agreement or other  instrument  binding upon the Parent or any Subsidiary,  or its assets,  or give rise to a right thereunder to require any payment to be made by the Parent or any  Subsidiary,  which  defaults  could  reasonably  be expected to result in a Material  Adverse
Effect,  or (iv) result in the creation or  imposition of any Lien on any asset of any Loan Party (other than Liens permitted by Section 7.2 of the Credit Agreement).

5.       The Fifth Restatement  Transaction  Documents  constitute the valid and legally binding obligations of the
Parent,  the Borrower and each Subsidiary to the extent that it is a party thereto,  enforceable in accordance with their respective terms.

6.       To the best of my knowledge,  there are no actions,  suits or  proceedings  by or before any arbitrator or
Governmental  Authority  pending or threatened  against or affecting the Parent or any of the Subsidiaries (i) that could  reasonably be expected,  individually  or in the  aggregate,  to result in a Material  Adverse Effect (other than the  Disclosed  Matters) or (ii) which call into  question the validity or  enforceability  of any of the Loan
Documents or the Transactions.

7.       To the best of my  knowledge,  none of the Parent,  the  Borrower  or any  Subsidiary  is in default  with respect to any judgment, order, writ, injunction,  decree or decision of any Governmental Authority,  which default could reasonably be expected to have a Material Adverse Effect.

8.       The  Security  Agreement  creates in favor of the  Administrative  Agent for the  benefit  of the  Secured
Parties (as defined in the Security  Agreement) a legal,  valid and binding security  interest in the right,  title and  interest of the Loan  Parties  party to the  Security  Agreement  in those items and types of  Collateral  (as defined in the Security  Agreement)  to the extent such  security  interests  may be created under Article 9 of the
Uniform  Commercial  Code as in  effect  in the  State  of New  York  (the  “UCC”).  Assuming  that  UCC  financing statements  were filed in the  offices  listed on  Schedule  3.1(a)(v)  to the  Security  Agreement,  the  security interests granted by the Loan Parties party to the Security Agreement to the  Administrative  Agent for the benefit of the Secured  Parties,  in and to the right,  title and  interest of such Loan Parties in such  Collateral  as is described in such financing  statements,  will thereupon  constitute  perfected  security  interests therein to the extent that  security  interests in such  Collateral  may be perfected  under Article 9 of the UCC by the filing of such  financing  statements.  Assuming  that  either a Grant of  Security  Interest  (as  defined  in the  Existing
Subsidiary  Guaranty  and the  Existing  Borrower  Security  Agreement  (as such terms are defined in the  Security
Agreement)) or a copy of the Security  Agreement is registered  with the United States Patent and Trademark  Office and the United States Copyright  Office,  the security  interests granted by the Loan Parties party to the Security
Agreement  to the  Administrative  Agent for the benefit of the  Secured  Parties,  in and to the right,  title and interest of such Loan  Parties in  Collateral  consisting  of  Intellectual  Property  (as defined in the  Security
Agreement),  will thereupon  constitute  perfected security interests therein to the extent that security interests in such  Collateral may be perfected  under Article 9 of the UCC or other  applicable law by the  registration of a
Grant of Security  Interest or the Security  Agreement  with the United States Patent and Trademark  Office and the
United  States  Copyright  Office.  Upon the taking and  retaining  of  possession  in the State of New York by the
Administrative  Agent of  certificates  or instruments  evidencing  Pledged  Collateral (as defined in the Security
Agreement),  in each case  indorsed in blank,  the  security  interests  granted by the Loan  Parties  party to the
Security Agreement to the Administrative  Agent for the benefit of the Secured Parties,  in and to the right, title and  interest  of such Loan  Parties in such  Pledged  Collateral  will  thereupon  constitute  perfected  security interests therein to the extent that security  interests in such Pledged  Collateral may be perfected under Article
9 of the UCC by the taking of such possession.

9.       No Loan  Party is (i) an  “investment  company”  as  defined  in, or  subject  to  regulation  under,  the
Investment  Company  Act of 1940 or (ii) a “holding  company” as defined in, or subject to  regulation  under,  the
Public Utility Holding Company Act of 1935.

10.      If used solely for the purposes set forth in Section 6.8 of the Credit  Agreement and in  compliance  with the  provisions  of  Section  4.15 of the  Credit  Agreement,  no part of the  proceeds  of the Loans will be used, directly  or  indirectly,  for a purpose  which  violates  the  provisions  of  Regulations  U or X of the Board of
Governors of the Federal Reserve System, as amended.

11.      The fees,  interest  and other  charges  payable  under the Loan  Documents  do not  violate  any usury or similar laws of the State of California.

Each  of the  opinions  set  forth  is  subject  to  the  following  exceptions,  qualifications,  limitations  and assumptions:

         (a)      My  opinions  in   paragraph   (5)  are  subject  to  the  effect  of   bankruptcy,   insolvency,
reorganization,  moratorium,  arrangement  or  other  similar  laws  affecting  enforcement  of  creditors’  rights generally,  including,  without limitation,  the effect of statutory or other laws regarding fraudulent  conveyance or transfers, preferential transfers, and of laws affecting distributions by corporations to stockholders.

         (b)      My opinions in paragraph  (5) are subject to the  application  of general  principles  of equity, whether  considered  in a case or  proceeding  at law or in equity,  including,  without  limitation,  concepts  of materiality, reasonableness, good faith and fair dealing.

         (c)      My opinions  are  subject to the  qualification  that  indemnification  provisions  in any of the
Fifth Restatement  Transaction  Documents may be unenforceable to the extent that such  indemnification may be held to be in  violation  of or  against  public  policy,  including,  without  limitation,  limitations  under  certain circumstances on  enforceability  of provisions  indemnifying a party against loss attributable to or liability for its own negligent acts.

         (d)      I express no opinion as to the  legality,  validity,  effect or  enforceability  of provisions of the Fifth Restatement  Transaction  Documents that (i) provide for  indemnification  or contribution  rights to the extent such  indemnification  or  contribution  is against public policy or provides for the  indemnification  of a person for losses,  costs,  expenses,  liabilities or similar  matters  resulting,  in whole or in part,  from such party’s own negligence,  or limitations upon which may be imposed by other applicable law and equitable principles;
(ii) waive any right to a jury trial or provide  for a choice of forum,  jurisdiction  or venue;  (iii)  purport to establish  evidentiary  standards or make determinations  conclusive;  (iv) any provisions of the Fifth Restatement
Transaction  Documents  that expressly or by  implication  waive broadly or vaguely stated rights,  the benefits of statutory or constitutional  provisions,  unknown future rights,  defenses to obligations or rights granted by law, where such  provisions  are not waivable as a matter of law or are against  public policy or prohibited by law; (v)
provide that rights or remedies are not exclusive,  that every right or remedy is cumulative,  that the election of a  particular  remedy or remedies  does not  preclude  recourse to one or more other  remedies,  or that failure to exercise or delay in exercising  rights or remedies will not operate as a waiver of any such right or remedy;  (vi)
provide that any provisions of the Fifth Restatement  Transaction  Documents may only be modified in writing to the extent that an oral  agreement  has been entered into  modifying  provisions of the Fifth  Restatement  Transaction
Documents;  (viii)  impose or are  construed to impose  penalties or  forfeitures  or provide for  liquidating  the damages  for a breach of the  contract;  (ix)  provide  for the grant to any party of any power of  attorney or the severability  of  material  provisions  of  the  Loan  Documents,  or  (x)  provide  for  set-off,  banker’s  lien, contribution or similar rights.

         (e)      While I advise  you that  (subject  to the  other  assumptions,  exceptions,  qualifications  and limitations herein) the terms and provisions of the Fifth Restatement  Transaction  Documents may be performed in a manner  that does not result in any  violation,  breach,  default or lien  (other  than Liens  expressly  permitted pursuant to the Loan  Documents),  or require  any  authorization,  consent,  waiver or  approval,  in each case as described above, I express no opinion as to whether the actual  performance  after the date hereof of the terms and provisions of the Fifth Restatement  Transaction Documents will not violate,  breach or constitute a default under, result in the  creation  or  imposition  of any lien  (other than Liens  expressly  permitted  pursuant to the Loan
Documents) in respect of any property of the Parent or the  Subsidiaries  under,  any  agreement,  violate any law, regulation,  order,  judgment  or  decree  applicable  to the  Parent  or the  Subsidiaries  or  require  any  such authorization, consent, waiver or approval.

I am not  expressing  any  opinion  herein as to any  matters  arising  under the  Communications  Act of 1934,  as amended, and the published rules, regulations and policies of the Federal Communications Commission.

This opinion is limited to the laws of the United  States of America and the State of  California.  I note that the
Loan Documents  provide that they are to be governed by the laws of the State of New York, and in that  connection,
I have  assumed,  for the  purposes of this  opinion,  that the laws of the State of New York are  identical to the laws of the State of California.  The opinions  expressed  herein are based upon the law and  circumstances as they are in effect or exist on the date hereof,  and I assume no obligation  to revise or supplement  this letter in the event of future  changes in the law or  interpretations  thereof with respect to  circumstances  or events that may occur subsequent to the date hereof.  I express no opinion as to the effect of the laws of any other jurisdiction.

This opinion is furnished  by me as counsel to the Loan  Parties to you.  This opinion is rendered  solely for your benefit under the Credit  Agreement and the other Loan  Documents and may not be relied upon by any other person or by you in any other context.

                                                     Very truly yours,
SALEM COMMUNICATIONS CORPORATION

By:	/s/ JONATHAN L. BLOCK

Name:	Jonathan L. Block
Title:	General Counsel

                                          SALEM COMMUNICATIONS EXHIBIT C
                                                  FORM OF CREDIT REQUEST

Date]

The Bank of New York, as Administrative Agent
and as Issuing Bank
One Wall Street
New York, New York 10286
Attention: Renee Dudley,
           Agency Function Administration

The Bank of New York, as Administrative Agent
and as Issuing Bank
One Wall Street
New York, New York 10286
Attention: Stephen M. Nettler,
           Vice President

         Reference is made to the Fifth  Amended and Restated  Credit  Agreement,  dated as of September  __, 2003, among Salem  Communications  Corporation,  a Delaware  corporation,  Salem Communications  Holding  Corporation,  a
Delaware  corporation,  the Lenders party  thereto,  General  Electric  Capital  Corporation  and SunTrust Bank, as
Syndication  Agents,  Fleet National Bank and ING (U.S.) Capital LLC, as Documentation  Agents, and The Bank of New
York,  as  Administrative  Agent (as  amended and in effect on the date  hereof,  the  “Credit  Agreement”).  Terms defined in the Credit Agreement are used herein with the same meanings.

1.       Pursuant to Sections  2.3(a) and 5.2 of the Credit  Agreement,  the  Borrower  hereby  gives notice of its intention to borrow  Revolving  Borrowings in an aggregate  principal  amount of $_______ on ______ __, 200_, which
Borrowing(s) shall consist of the following Types:

================================= ===================================== =================================
   Type of Borrowing (ABR or                                            Interest Period for Eurodollar
          Eurodollar)                            Amount                             Advances
--------------------------------- ------------------------------------- ---------------------------------
--------------------------------- ------------------------------------- ---------------------------------

--------------------------------- ------------------------------------- ---------------------------------
--------------------------------- ------------------------------------- ---------------------------------

--------------------------------- ------------------------------------- ---------------------------------
--------------------------------- ------------------------------------- ---------------------------------

--------------------------------- ------------------------------------- ---------------------------------
--------------------------------- ------------------------------------- ---------------------------------

================================= ===================================== =================================

2.       Pursuant to Sections 2.9 and 5.2 of the Credit  Agreement,  the Borrower  hereby requests that the Issuing
Bank issue (or increase,  amend,  renew or extend)  Letter(s) of Credit on ______ __, 200_, in accordance  with the information annexed hereto (attach additional sheets if necessary).

3.       The Borrower  hereby  certifies  that on the date hereof and on the date  requested  for the making of the
Borrowings  and/or the  issuance  of the  Letters  of Credit  (or the  increase,  amendment,  renewal or  extension thereof) set forth above,  and after giving effect to the Loans and Letters of Credit (or the increase,  amendment, renewal or  extension  thereof)  requested  hereby (a) there  exists and shall  exist no  Default,  (b) each of the representations  and  warranties  contained in each Loan  Document is and shall be true and correct,  except to the extent  such  representations  and  warranties  specifically  relate  to  an  earlier  date,  in  which  case  such representations  and  warranties  were true and correct at such earlier date,  (c) the LC Exposure shall not exceed
$15,000,000, and (d) the total Revolving Credit Exposures shall not exceed the total Revolving Commitments.

4.       The  location  and number of the  Borrower’s  account to which  funds are to be  disbursed  is as follows:
[Insert Wire Instructions]

5.       Attached  hereto is a reasonably  detailed  calculation of each of the Total Leverage Ratio and the Senior
Leverage Ratio on a pro forma basis immediately after giving effect to such Borrowing.

         IN WITNESS WHEREOF,  the Borrower has caused this Credit Request to be executed by its authorized  officer as of the date and year first written above.
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ XXXXXXXXXX

Name:	XXXXXXXXXX
Title:	XXXXXXXXXX
                                           LETTER OF CREDIT INFORMATION

1.       Name of beneficiary: ____________________

2.       Address of beneficiary to which Letter of Credit will be sent: ___________

3.       Conditions under which a drawing may be made (specify any documentation required to be delivered with any drawing request): _________________

4.       Maximum amount to be available under such Letter of Credit: $___________

5.       Requested date of [issuance, amendment, renewal or extension] * : _______.

6.       Requested date of expiration: _______.

--------
* Delete inapplicable term(s).

                                            SALEM EXHIBIT D-1
                                                   FORM OF NOTE

                                                                                                 New York, New York
                                                                                                 September 25, 2003

         FOR VALUE RECEIVED,  the undersigned,  SALEM COMMUNICATIONS  HOLDING  CORPORATION,  a Delaware corporation
(the  “Borrower”),  hereby  promises to pay to the order of  ________________  (the “Lender”) the unpaid  principal amount of the Loans  (other than  Swingline  Loans) made by the Lender to the  Borrower,  in the amounts and at the times set forth in the Fifth Amended and Restated  Credit  Agreement,  dated as of September 25, 2003,  among Salem
Communications  Corporation,  the Borrower,  the Lenders party thereto,  General Electric  Capital  Corporation and
SunTrust Bank, as Syndication  Agents,  Fleet  National Bank and ING (U.S.) Capital LLC, as  Documentation  Agents,
and The Bank of New York, as Administrative  Agent (as the same may be amended,  supplemented or otherwise modified from time to time, the “Credit  Agreement”),  and to pay interest from the date hereof on the principal  balance of such  Loans  from  time to time  outstanding  at the  rate or  rates  and at the  times  set  forth  in the  Credit
Agreement,  in each case at the office of the  Administrative  Agent  located  at One Wall  Street,  New York,  New
York,  or at such other place as the  Administrative  Agent may specify  from time to time,  in lawful money of the
United  States in  immediately  available  funds.  Terms not  otherwise  defined  herein but  defined in the Credit
Agreement are used herein with the same meanings.

         The Loans  evidenced by this Note are prepayable in the amounts,  and under the  circumstances,  and their respective  maturities are subject to acceleration  upon the terms,  set forth in the Credit  Agreement.  This Note is subject to, and should be construed in accordance  with, the provisions of the Credit  Agreement and is entitled to the benefits and security set forth in the Loan Documents.

         The Lender is hereby  authorized to record on the Schedule  annexed hereto,  and any  continuation  sheets which the Lender  may attach  hereto,  (i) the date of each Loan  evidenced  by this Note made by the Lender to the
Borrower,  (ii) the Class,  Type and amount  thereof,  (iii) the interest  rate (without  regard to the  Applicable
Margin and Interest  Period  applicable to each Eurodollar Loan and (iv) the date and amount of each conversion of, and each payment or  prepayment of the  principal  of, any such Loan.  The entries made on such  Schedule  shall be prima facie evidence of the existence and amounts of the obligations  recorded  thereon,  provided that the failure to so record or any error  therein  shall not in any manner  affect the  obligation  of the  Borrower  to repay the
Loans in accordance with the terms of the Credit Agreement.

         Except  as  specifically  otherwise  provided  in  the  Credit  Agreement,   the  Borrower  hereby  waives
presentment,  demand, notice of dishonor,  protest,  notice of protest and all other demands,  protests and notices in connection with the execution, delivery, performance, collection and enforcement of this Note.

         Whenever in this Note either party hereto is referred  to, such  reference  shall be deemed to include the successors  and assigns of such party.  The Borrower  shall not have the right to assign its rights or  obligations hereunder or any interest herein (and any such attempted  assignment shall be void),  except as expressly permitted by the Loan  Documents.  No  failure  or delay of the  Lender  in  exercising  any power or right  hereunder  shall operate  as a waiver  thereof,  nor shall  any  single  or  partial  exercise  of any such  right or power,  or any abandonment or  discontinuance  of steps to enforce such a right or power,  preclude any other or further  exercise thereof or the  exercise of any other right or power.  Neither  this Note nor any  provision  hereof may be waived, amended or modified,  nor shall any departure  therefrom be consented to,  except  pursuant to a written  agreement entered into between the Borrower  and the Lender with  respect to which such waiver,  amendment,  modification  or consent is to apply, subject to any consent required in accordance with Section 10.2 of the Credit Agreement.

         THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

         All  communications  and notices  hereunder  shall be in writing and given as provided in Section  10.1 of the Credit Agreement.

         The  Borrower  hereby  irrevocably  and  unconditionally  submits,  for  itself and its  property,  to the nonexclusive  jurisdiction  of any New York State court or Federal court of the United States of America sitting in
New York City,  and any appellate  court from any thereof,  in any action or proceeding  arising out of or relating to this Note or the other Loan  Documents,  or for  recognition or  enforcement  of any judgment,  and the Borrower hereby  irrevocably  and  unconditionally  agrees that, to the extent  permitted by  applicable  law, all claims in respect of any such  action or  proceeding  may be heard and  determined  in such New York  State  court or, to the extent  permitted by applicable law, in such Federal court.  The Borrower,  and by accepting this Note, the Lender, agrees that a final  judgment in any such action or  proceeding  shall be  conclusive  and may be enforced in other jurisdictions  by suit on the  judgment or in any other manner  provided by law.  Nothing in this Note shall affect any right that the Lender may otherwise  have to bring any action or proceeding  relating to this Note or the other
Loan Documents against the Borrower, or any of its property, in the courts of any jurisdiction.

         The Borrower,  and by accepting this Note, the Lender,  hereby irrevocably and unconditionally  waives, to the fullest  extent it may legally and  effectively  do so, any objection  that it may now or hereafter have to the laying of venue of any  suit,  action or  proceeding  arising  out of or  relating  to this Note or the other  Loan
Documents in any court referred to in the preceding  paragraph  hereof.  The Borrower,  and by accepting this Note, the Lender,  hereby  irrevocably  waives,  to the fullest  extent  permitted by  applicable  law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

         The Borrower,  and by accepting this Note, the Lender,  irrevocably  consents to service of process in the manner  provided for notices  herein.  Nothing  herein will affect the right of the Lender to serve  process in any other manner permitted by law.

         [This Note amends and restates in its entirety the promissory  note or notes,  if any,  heretofore  issued to the Lender under the First Restated  Agreement,  Second  Restated  Agreement,  Third Restated  Agreement  and/or
Fourth Restated Agreement.]1

         THE  BORROWER,  AND BY  ACCEPTING  THIS NOTE,  THE LENDER,  EACH  HEREBY  WAIVES,  TO THE  FULLEST  EXTENT
PERMITTED  BY  APPLICABLE  LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY  LITIGATION  DIRECTLY OR
INDIRECTLY  ARISING  OUT  OF,  UNDER  OR IN  CONNECTION  WITH  THIS  NOTE.  THE  BORROWER  (A)  CERTIFIES  THAT  NO
REPRESENTATIVE,  AGENT OR ATTORNEY OF THE LENDER HAS  REPRESENTED,  EXPRESSLY OR OTHERWISE,  THAT SUCH LENDER WOULD
NOT, IN THE EVENT OF LITIGATION,  SEEK TO ENFORCE THE FOREGOING  WAIVER AND (B)  ACKNOWLEDGES  THAT SUCH LENDER HAS
BEEN INDUCED TO ACCEPT THIS NOTE AND ENTER INTO THE LOAN  DOCUMENTS TO WHICH IT IS A PARTY BY, AMONG OTHER  THINGS,
THE WAIVERS AND CERTIFICATIONS IN THIS PARAGRAPH.
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ XXXXXXXXXX

Name:	XXXXXXXXXX
Title:	XXXXXXXXXX

                                       SCHEDULE TO NOTE

================== ================ ================ =============== ================ ================ ===============
                                                       Amount of
                                                       principal                         Interest
                                                      converted,     Interest Rate      Period for
                   Class and Type   Amount of Loan      paid or      on Eurodollar      Eurodollar     Notation Made
      Date             of Loan                          prepaid           Loans            Loans             By
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------
------------------ ---------------- ---------------- --------------- ---------------- ---------------- ---------------

================== ================ ================ =============== ================ ================ ===============

--------
1 This paragraph is to be included in any Note delivered on the Fifth Restatement Date to a Lender which was a
Lender immediately prior to the Fifth Restatement Date.

                                                SALEM EXHIBIT D-2
                                              FORM OF SWINGLINE NOTE

                                                                                                 New York, New York
                                                                                                 September 25, 2003

         FOR VALUE RECEIVED,  the undersigned,  SALEM COMMUNICATIONS  HOLDING  CORPORATION,  a Delaware corporation
(the  “Borrower”),  hereby promises to pay to the order of  ________________  (the  “Swingline  Lender”) the unpaid principal  amount of the Swingline  Loans made by the Swingline  Lender to the Borrower,  in the amounts and at the times set forth in the Fifth Amended and Restated  Credit  Agreement,  dated as of September 25, 2003,  among Salem
Communications  Corporation,  the Borrower,  the Lenders party thereto,  General Electric  Capital  Corporation and
SunTrust Bank, as Syndication  Agents,  Fleet  National Bank and ING (U.S.) Capital LLC, as  Documentation  Agents,
and The Bank of New York, as Administrative  Agent (as the same may be amended,  supplemented or otherwise modified from time to time, the “Credit  Agreement”),  and to pay interest from the date hereof on the principal  balance of such  Swingline  Loans from time to time  outstanding at the rate or rates and at the times set forth in the Credit
Agreement,  in each case at the office of the  Administrative  Agent  located  at One Wall  Street,  New York,  New
York,  or at such other place as the  Administrative  Agent may specify  from time to time,  in lawful money of the
United  States in  immediately  available  funds.  Terms not  otherwise  defined  herein but  defined in the Credit
Agreement are used herein with the same meanings.

         The  Swingline  Loans  evidenced by this  Swingline  Note are  prepayable  in the  amounts,  and under the circumstances,  and their  respective  maturities  are  subject to  acceleration  upon the terms,  set forth in the
Credit  Agreement.  This Swingline  Note is subject to, and should be construed in accordance  with, the provisions of the Credit Agreement and is entitled to the benefits and security set forth in the Loan Documents.

         The Swingline Lender is hereby  authorized to record on the Schedule annexed hereto,  and any continuation sheets which the Swingline  Lender may attach  hereto,  (i) the date of each  Swingline  Loan made by the Swingline
Lender to the Borrower,  (ii) the maturity date applicable thereto,  (iii) the interest rate applicable thereto and
(iv) the date and amount of each payment or prepayment of the principal of, any such  Swingline  Loan.  The entries made on such  Schedule  shall be prima facie  evidence of the  existence  and amounts of the  obligations  recorded thereon,  provided  that the  failure  to so  record or any  error  therein  shall  not in any  manner  affect  the obligation of the Borrower to repay the Swingline Loans in accordance with the terms of the Credit Agreement.

         Except  as  specifically  otherwise  provided  in  the  Credit  Agreement,   the  Borrower  hereby  waives
presentment,  demand, notice of dishonor,  protest,  notice of protest and all other demands,  protests and notices in connection with the execution, delivery, performance, collection and enforcement of this Swingline Note.

         Whenever in this  Swingline  Note either party hereto is referred  to, such  reference  shall be deemed to include the  successors  and assigns of such party.  The Borrower  shall not have the right to assign its rights or obligations  hereunder  or any  interest  herein  (and any such  attempted  assignment  shall be  void),  except as expressly  permitted by the Loan  Documents.  No failure or delay of the Swingline  Lender in exercising  any power or right hereunder shall operate as a waiver  thereof,  nor shall any single or partial  exercise of any such right or power, or any  abandonment or  discontinuance  of steps to enforce such a right or power,  preclude any other or further  exercise  thereof  or the  exercise  of any other  right or power.  Neither  this  Swingline  Note nor any provision  hereof may be waived,  amended or modified,  nor shall any  departure  therefrom be consented to, except pursuant to a written  agreement  entered into between the Borrower and the Swingline  Lender with respect to which such waiver,  amendment,  modification or consent is to apply,  subject to any consent  required in accordance with
Section 10.2 of the Credit Agreement.

         THIS SWINGLINE  NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE  WITH, THE LAWS OF THE STATE OF NEW
YORK.

         All  communications  and notices  hereunder  shall be in writing and given as provided in Section  10.1 of the Credit Agreement.

         The  Borrower  hereby  irrevocably  and  unconditionally  submits,  for  itself and its  property,  to the nonexclusive  jurisdiction  of any New York State court or Federal court of the United States of America sitting in
New York City,  and any appellate  court from any thereof,  in any action or proceeding  arising out of or relating to this  Swingline Note or the other Loan  Documents,  or for  recognition or enforcement of any judgment,  and the
Borrower  hereby  irrevocably  and  unconditionally  agrees that, to the extent  permitted by  applicable  law, all claims in respect of any such action or  proceeding  may be heard and  determined  in such New York State court or, to the extent  permitted by applicable  law, in such Federal court.  The Borrower,  and by accepting this Swingline
Note, the Swingline  Lender,  agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other  jurisdictions  by suit on the  judgment or in any other manner  provided by law.  Nothing in this Swingline  Note shall affect any right that the Swingline  Lender may otherwise have to bring any action or proceeding  relating  to this  Swingline  Note or the other Loan  Documents  against  the  Borrower,  or any of its property, in the courts of any jurisdiction.

         The  Borrower,  and by accepting  this  Swingline  Note,  the Swingline  Lender,  hereby  irrevocably  and unconditionally  waives,  to the fullest extent it may legally and effectively do so, any objection that it may now or  hereafter  have to the laying of venue of any suit,  action or  proceeding  arising  out of or relating to this
Swingline  Note or the other Loan  Documents  in any court  referred  to in the  preceding  paragraph  hereof.  The
Borrower,  and by accepting this Swingline Note, the Swingline Lender,  hereby  irrevocably  waives, to the fullest extent  permitted by applicable  law, the defense of an  inconvenient  forum to the  maintenance  of such action or proceeding in any such court.

         The Borrower,  and by accepting  this  Swingline  Note,  the  Swingline  Lender,  irrevocably  consents to service  of  process in the manner  provided  for  notices  herein.  Nothing  herein  will  affect the right of the
Swingline Lender to serve process in any other manner permitted by law.

         THE BORROWER,  AND BY ACCEPTING THIS  SWINGLINE  NOTE, THE SWINGLINE  LENDER,  EACH HEREBY WAIVES,  TO THE
FULLEST EXTENT  PERMITTED BY APPLICABLE  LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION
DIRECTLY  OR  INDIRECTLY  ARISING OUT OF,  UNDER OR IN  CONNECTION  WITH THIS  SWINGLINE  NOTE.  THE  BORROWER  (A)
CERTIFIES  THAT NO  REPRESENTATIVE,  AGENT OR  ATTORNEY  OF THE  SWINGLINE  LENDER HAS  REPRESENTED,  EXPRESSLY  OR
OTHERWISE,  THAT THE SWINGLINE  LENDER WOULD NOT, IN THE EVENT OF LITIGATION,  SEEK TO ENFORCE THE FOREGOING WAIVER
AND (B) ACKNOWLEDGES THAT THE SWINGLINE LENDER HAS BEEN INDUCED TO

ACCEPT THIS  SWINGLINE  NOTE AND ENTER INTO THE LOAN  DOCUMENTS TO WHICH IT IS A PARTY BY, AMONG OTHER THINGS,  THE
WAIVERS AND CERTIFICATIONS IN THIS PARAGRAPH.
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ XXXXXXXXXX

Name:	XXXXXXXXXX
Title:	XXXXXXXXXX

                                            SCHEDULE TO SWINGLINE NOTE

======================== ====================== ====================== ====================== ======================
                                                Amount of principal
                                                   paid or prepaid                              Notation Made by
         Date                   Amount                                     Maturity Date
------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

------------------------ ---------------------- ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

======================== ====================== ====================== ====================== ======================

                                                  SALEM EXHIBIT E

                                 FORM OF AMENDED AND RESTATED GUARANTEE AGREEMENT

                                                       among

                                     SALEM COMMUNICATIONS HOLDING CORPORATION,

                                         SALEM COMMUNICATIONS CORPORATION,

                                  EACH OF THE SUBSIDIARY GUARANTORS PARTY HERETO

                                                        and

                                   THE BANK OF NEW YORK, AS ADMINISTRATIVE AGENT

                                       ____________________________________

                                          Dated as of September 25, 2003

EXHIBITS:

====================================== ======================================================================
Exhibit A                              List of Subsidiary Guarantors
-------------------------------------- ----------------------------------------------------------------------
-------------------------------------- ----------------------------------------------------------------------
Exhibit B                              Form of Supplement
====================================== ======================================================================

         AMENDED AND RESTATED  GUARANTEE  AGREEMENT,  dated as of September  25, 2003,  among SALEM  COMMUNICATIONS
CORPORATION,  a  Delaware  corporation  (the  “Parent”),  SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a  Delaware
corporation (the  “Borrower”),  each of the Restricted  Subsidiaries of the Parent listed on Exhibit A hereto (each
such  Restricted  Subsidiary,   individually,  a  “Subsidiary  Guarantor”  and,  collectively,   the  “Subsidiary
Guarantors”  the Parent and the  Subsidiary  Guarantors  are  sometimes  referred  to  collectively  herein as the
“Guarantors”),  and THE BANK OF NEW YORK, as  administrative  agent under the Credit  Agreement  referred to in the next paragraph acting on behalf of the Secured Parties (as defined in such Credit Agreement).

                                                     RECITALS

         I.       Reference is made to each of the following:

                  A.       the Fifth Amended and Restated Credit  Agreement,  dated as of September 25, 2003, among the Parent,  the Borrower,  the Lenders party thereto,  General Electric Capital  Corporation and SunTrust Bank, as
Syndication  Agents,  Fleet National Bank and ING (U.S.) Capital LLC, as Documentation  Agents, and The Bank of New
York, as  Administrative  Agent (as amended,  supplemented  or otherwise  modified from time to time,  the “Credit
Agreement”);

                  B.       the Second Amended and Restated Parent  Guaranty,  dated as of June 15, 2001,  among the
Parent,  the Borrower and the  Administrative  Agent (as amended prior to the date hereof,  the  “Existing  Parent
Guaranty”); and

                  C.       the Second Amended and Restated  Subsidiary  Guaranty and Security  Agreement,  dated as of August 24, 2000, among the Subsidiary  Guarantors party thereto,  the Borrower and the Administrative  Agent (as amended prior to the date hereof, the “Existing Subsidiary Guaranty”).

         II.      This  Guarantee  Agreement  amends,  restates and combines the Existing  Parent  Guaranty and the guarantee  provisions of the Existing  Subsidiary  Guaranty.  This  Guarantee  Agreement is secured by the Security
Documents.

         III.     Capitalized  terms used herein and not defined  herein shall have the  meanings  assigned to such terms in the Credit Agreement.

         IV.      The Lenders  have agreed to make Loans to, and the  Issuing  Bank has agreed to issue  Letters of
Credit for the account of, the  Borrower  pursuant to, and upon the terms and subject to the  conditions  specified in, the Credit  Agreement.  The Borrower is a  wholly-owned  Subsidiary of the Parent,  and each of the  Subsidiary
Guarantors is a direct or indirect  Subsidiary of the Parent.  Each Guarantor  acknowledges that (i) it will derive substantial  benefit from the making of the Loans and the issuance of the Letters of Credit and (ii) the  execution and  delivery by the  Guarantors  and the  Borrower of this  Guarantee  Agreement  is a condition  precedent to the effectiveness of the Credit  Agreement,  and the Credit Parties would not have entered into the Credit Agreement if the Guarantors and the Borrower had not executed and delivered this Guarantee Agreement.

         V.       For  convenience,  this Guarantee  Agreement is dated as of September 25, 2003, and references to certain matters related to the period prior hereto have been deleted.

         Accordingly, the parties hereto agree as follows:

Article 1.
                                GUARANTEE; FRAUDULENT TRANSFER, ETC.; CONTRIBUTION
Section 1.1       Guarantee

                  Each Guarantor  unconditionally  guarantees,  jointly with the other Guarantors and severally, as a  primary  obligor  and not  merely  as a  surety,  the  Obligations.  Each  Guarantor  further  agrees  that  the
Obligations may be extended or renewed,  in whole or in part,  without notice to or further assent from it and that it will remain bound upon its guarantee notwithstanding any extension or renewal of any Obligation.

Section 1.2       Guarantee of Payment

                  Each  Guarantor  further agrees that its guarantee  hereunder  constitutes a guarantee of payment when due and not of  collection,  and  waives any right to  require  that any  resort be had by the  Administrative
Agent or any other Secured Party to any of the security  held for payment of the  Obligations  or to any balance of any deposit account or credit on the books of the  Administrative  Agent or any other Secured Party in favor of the
Borrower or any other person.

Section 1.3       Fraudulent Transfer

                  Anything in this  Guarantee  Agreement to the contrary  notwithstanding,  (i) the  obligations of each Subsidiary  Guarantor  hereunder shall be limited to a maximum  aggregate  amount equal to the greatest amount that would not render such  Subsidiary  Guarantor’s  obligations  hereunder  subject to  avoidance  as a fraudulent transfer,  obligation  or conveyance  under Section 548 of Title 11 of the United States Code or any  provisions of applicable  state law  (collectively,  the  “Fraudulent  Transfer  Laws”),  in each case after giving effect to all other  liabilities of such Subsidiary  Guarantor,  contingent or otherwise,  that are relevant under the Fraudulent
Transfer Laws  (specifically  excluding,  however,  any liabilities of such Subsidiary  Guarantor (A) in respect of intercompany  debt owed or owing to the Borrower or  Affiliates  of the Borrower to the extent that such debt would be  discharged  in an amount  equal to the amount paid by such  Subsidiary  Guarantor  hereunder  and (B) under any
Guarantee of senior  unsecured debt or  Indebtedness  subordinated  in right of payment to the  Obligations,  which
Guarantee  contains a limitation  as to maximum  amount  similar to that set forth in this clause (i) this Section, pursuant to which the liability of such Subsidiary  Guarantor  hereunder is included in the liabilities  taken into account in determining  such maximum  amount) and after giving effect as assets to the value (as  determined  under the  applicable  provisions  of  the  Fraudulent  Transfer  Laws)  of  any  rights  to  subrogation,  contribution, reimbursement,  indemnity or similar  rights of such  Subsidiary  Guarantor  pursuant to (I) applicable law or (II)
any agreement  providing for an equitable  allocation  among such Subsidiary  Guarantor and other Affiliates of the
Borrower of obligations  arising under  guarantees by such parties  (including the agreements  described in Section
1.4)  and  (ii)  the  Parent  expressly  waives  any and  all  rights  of  subrogation,  reimbursement,  indemnity, exoneration,  contribution  or any other claim that it may now or hereafter  have against the  Borrower,  any other
Loan Party,  any other  guarantor or any other  Person  directly or  contingently  liable for the  Obligations,  or against or with  respect to the  property of the  Borrower,  such other Loan Party,  such other  guarantor  or such other Person,  arising from the existence or performance  hereof,  and, in furtherance,  and not in limitation,  of the preceding  waiver,  the Parent agrees that, in the event that any money or property shall be transferred to any
Credit Party by the Parent  pursuant to this  Guarantee  Agreement in reduction of the  Obligations,  such transfer shall be deemed to be a contribution to the capital of the applicable  Loan Party,  other guarantor or other Person
(in the case of the  transfer  of  property,  in an  amount  equal  to the fair  market  value of the  property  so transferred)  as of the date of such  transfer,  and any such transfer  shall not cause the Parent to be a creditor of such Loan Party.

Section 1.4       Contributions

                  In addition to all rights of indemnity and subrogation  the Subsidiary  Guarantors may have under applicable law (but subject to this  paragraph),  the Borrower agrees that (i) in the event a payment shall be made by any Subsidiary Guarantor  hereunder,  the Borrower shall indemnify such Subsidiary Guarantor for the full amount of such  payment,  and such  Subsidiary  Guarantor  shall be  subrogated  to the  rights of the Person to whom such payments  shall  have  been made to the  extent  of such  payment,  and (ii) in the  event  that any  assets of any
Subsidiary  Guarantor  shall be sold pursuant to any Loan Document to satisfy any claim of any Secured  Party,  the
Borrower  shall  indemnify  such  Subsidiary  Guarantor  in an amount equal to the greater of the book value or the fair  market  value of the assets so sold.  Each  Subsidiary  Guarantor  (a  “Contributing  Subsidiary  Guarantor”)
agrees (subject to this  paragraph)  that, in the event a payment shall be made by any other  Subsidiary  Guarantor hereunder or assets of any other  Subsidiary  Guarantor  shall be sold  pursuant to any Loan  Document to satisfy a claim of any Secured Party and such other  Subsidiary  Guarantor (the “Claiming  Subsidiary  Guarantor”)  shall not have been fully indemnified by the Borrower as provided in this paragraph,  the Contributing  Subsidiary  Guarantor shall indemnify the Claiming  Subsidiary  Guarantor in an amount equal to the amount of such payment or the greater of the book value or the fair market value of such assets,  as  applicable,  in each case  multiplied by a fraction of which the numerator shall be the net worth of the Contributing  Subsidiary  Guarantor on the date hereof and the denominator  shall be the aggregate net worth of all the Subsidiary  Guarantors on the date hereof (or, in the case of any  Subsidiary  Guarantor  becoming a party hereto  pursuant to Article 14, the date of the  Supplement  hereto executed and delivered by such Subsidiary  Guarantor).  Any  Contributing  Subsidiary  Guarantor making any payment to a Claiming  Subsidiary  Guarantor  pursuant to this paragraph shall be subrogated to the rights of such Claiming
Subsidiary  Guarantor  under this  paragraph to the extent of such payment.  Notwithstanding  any provision of this paragraph to the contrary,  all rights of the  Subsidiary  Guarantors  under this paragraph and all other rights of indemnity,  contribution or subrogation under applicable law or otherwise shall be fully  subordinated to the final and  indefeasible  payment  in full in cash of the  Obligations.  No  failure  on the part of the  Borrower  or any
Subsidiary  Guarantor  to make the  payments  required by this  paragraph  (or any other  payments  required  under applicable  law or  otherwise)  shall in any  respect  limit the  obligations  and  liabilities  of any  Subsidiary
Guarantor with respect to its obligations under this paragraph,  and each Subsidiary  Guarantor shall remain liable for the full amount of the obligations of such Subsidiary Guarantor under this paragraph.

Article 2.
                                              OBLIGATIONS NOT WAIVED
         To the fullest  extent  permitted by  applicable  law, each  Guarantor  waives  presentment  to, demand of payment  from,  and protest to any Loan Party of any of the  Obligations,  and also waives  notice of acceptance of its  guarantee  and notice of protest for  nonpayment.  To the fullest  extent  permitted  by  applicable  law, the obligations of each Guarantor  hereunder  shall not be affected by (i) the failure of the  Administrative  Agent or any other  Secured  Party to assert any claim or demand or to enforce or exercise  any right or remedy  against the
Borrower or any other  Guarantor  under the  provisions  of the Credit  Agreement  or any other Loan  Document,  or otherwise,  (ii) any rescission,  waiver,  amendment or  modification  of, or any release from, any of the terms or provisions of this Guarantee Agreement,  any other Loan Document,  any Guarantee or any other agreement,  including with respect to any other  Guarantor  under this  Guarantee  Agreement or (iii) the failure to perfect any security interest in, or the release of, any of the security held by or on behalf of the  Administrative  Agent or any other
Secured Party.

Article 3.
                                                     SECURITY
         Each  Guarantor  authorizes  the  Administrative  Agent and each other  Secured Party to (i) take and hold security for the payment of the obligations under this Guarantee  Agreement  pursuant to the Security Agreement and the Obligations  and exchange,  enforce,  waive and release any such security,  (ii) apply such security and direct the order or manner of sale thereof in accordance  with the Loan  Documents and (iii) release or substitute any one or more endorsees, other Guarantors or other obligors.

Article 4.
                                     NO DISCHARGE OR DIMINISHMENT OF GUARANTEE
         The  obligations  of  each  Guarantor  hereunder  shall  not  be  subject  to any  reduction,  limitation, impairment  or  termination  for any reason (other than the final and  indefeasible  payment in full in cash of the
Obligations),  including  any  claim  of  waiver,  release,  surrender,  alteration  or  compromise  of  any of the
Obligations,  and  shall  not be  subject  to any  defense  or  setoff,  counterclaim,  recoupment  or  termination whatsoever by reason of the invalidity,  illegality or  unenforceability  of the Obligations or otherwise.  Without limiting the generality of the foregoing,  the  obligations of each Guarantor  hereunder shall not be discharged or impaired or otherwise  affected by the failure of the  Administrative  Agent or any other  Secured  Party to assert any claim or demand or to enforce  any remedy  under the Credit  Agreement,  any other Loan  Document  or any other agreement,  by any waiver or  modification  of any  provision  of any thereof,  by any  default,  failure or delay, willful or otherwise,  in the performance of the Obligations,  or by any other act or omission that may or might in any manner or to any extent vary the risk of any  Guarantor or that would  otherwise  operate as a discharge of any
Guarantor as a matter of law or equity  (other than the final and  indefeasible  payment in full in cash of all the
Obligations).

Article 5.
                                            DEFENSES OF BORROWER WAIVED
         To the fullest extent  permitted by applicable law, each of the Guarantors  waives any defense based on or arising out of any defense of the Borrower or any other Loan Party or the  unenforceability  of the  Obligations or any part  thereof from any cause,  or the  cessation  from any cause of the  liability of the Borrower or any other
Loan Party,  other than the final and indefeasible  payment in full in cash of the Obligations.  The Administrative
Agent and the other Secured Parties may, at their  election,  foreclose on any security held by one or more of them by one or more judicial or  nonjudicial  sales,  accept an assignment of any such security in lieu of  foreclosure, compromise or adjust any part of the Obligations,  make any other  accommodation with the Borrower or any Guarantor or exercise any other right or remedy  available to them against the Borrower or any Guarantor,  without  affecting or impairing in any way the liability of any Guarantor  hereunder  except to the extent the  Obligations  have been fully,  finally and  indefeasibly  paid in cash.  Pursuant to  applicable  law, each  Guarantor  waives any defense arising out of any such election even though such election  operates,  pursuant to applicable  law, to impair or to extinguish  any right of  reimbursement  or  subrogation  or other  right or remedy of such  Guarantor  against the
Borrower or any other Guarantor, as applicable, or any security.

Article 6.
                                          AGREEMENT TO PAY; SUBORDINATION
                  In   furtherance   of  the  foregoing  and  not  in  limitation  of  any  other  right  that  the
Administrative  Agent or any other  Secured Party has at law or in equity  against any Guarantor by virtue  hereof, upon the failure of the  Borrower or any other Loan Party to pay any  Obligation  when and as the same shall become due,  whether at maturity,  by  acceleration,  after notice of  prepayment  or  otherwise,  each  Guarantor  hereby promises to and will  forthwith pay, or cause to be paid, to the  Administrative  Agent or such other Secured Party as  designated  thereby in cash the amount of such unpaid  Obligations.  Upon payment by any  Guarantor of any sums to the  Administrative  Agent or any Secured  Party as provided  above,  all rights of such  Guarantor  against the applicable  Loan Party arising as a result  thereof by way of right of  subrogation,  contribution,  reimbursement, indemnity or otherwise  shall in all respects be subordinate  and junior in right of payment to the prior final and indefeasible  payment in full in cash of the Obligations.  In addition,  any debt of the Borrower or any other Loan
Party now or  hereafter  held by any  Guarantor is hereby  subordinated  in right of payment to the prior final and indefeasible  payment  in  full  in  cash  of the  Obligations.  If any  amount  shall  erroneously  be paid to any
Guarantor on account of (i) such subrogation,  contribution,  reimbursement, indemnity or similar right or (ii) any such debt of the  Borrower  or such other Loan  Party,  such  amount  shall be held in trust for the benefit of the
Secured Parties and shall forthwith be paid to the  Administrative  Agent to be credited against the payment of the
Obligations, whether matured or unmatured, in accordance with the terms of the Loan Documents.

Article 7.
                                                    INFORMATION
         Each  Guarantor  assumes all  responsibility  for being and keeping  itself  informed of each Loan Party’s financial  condition  and  assets,  and of all  other  circumstances  bearing  upon the risk of  nonpayment  of the
Obligations and the nature,  scope and extent of the risks that such Guarantor  assumes and incurs  hereunder,  and agrees that none of the  Administrative  Agent or the other Secured Parties will have any duty to advise any of the
Guarantors of information known to it or any of them regarding such circumstances or risks.

Article 8.
                                          REPRESENTATIONS AND WARRANTIES
         Each of the  Subsidiary  Guarantors  represents  and  warrants as to itself that all  representations  and warranties relating to it contained in the Credit Agreement are true and correct.

Article 9.
                                                    TERMINATION
         The  guarantees  made  hereunder  (i) shall  terminate  when all  Commitments  have  expired or  otherwise terminated  and the  principal of and interest on each Loan and all fees and other  amounts  payable under the Loan
Documents shall have been finally and  indefeasibly  paid in full in cash and all Letters of Credit have expired or otherwise  terminated and all LC  Disbursements  have been  indefeasibly  reimbursed in full in cash and (ii) shall continue to be effective or be  reinstated,  as  applicable,  if at any time payment,  or any part thereof,  of any such  Obligation  is  rescinded  or must  otherwise  be  restored by any Secured  Party or any  Guarantor  upon the bankruptcy or reorganization of any Loan Party or otherwise.

         In addition,  if the  obligations  of any  Subsidiary  Guarantor  under the Security  Agreement  have been released  pursuant to Article 10 of the  Security  Agreement,  such release  shall also  constitute  the  automatic release of such Subsidiary Guarantor from its obligations hereunder.

Article 10.
                                  BINDING EFFECT; SEVERAL AGREEMENT; ASSIGNMENTS
         Whenever in this Guarantee  Agreement any of the parties  hereto is referred to, such  reference  shall be deemed to include the  successors and assigns of such party;  and all  covenants,  promises and agreements by or on behalf of any  Guarantor  that are  contained in this  Guarantee  Agreement  shall bind and inure to the benefit of each party hereto and its  successors  and  assigns.  This  Guarantee  Agreement  shall become  effective as to any
Guarantor  when a  counterpart  hereof  executed  on behalf of such  Guarantor  shall  have been  delivered  to the
Administrative  Agent and a counterpart hereof shall have been executed on behalf of the Administrative  Agent, and thereafter shall be binding upon such Guarantor and the  Administrative  Agent and their respective  successors and assigns,  and shall  inure to the  benefit  of such  Guarantor,  the  Administrative  Agent  and the other  Secured
Parties, and their respective  successors and assigns,  except that no Guarantor shall have the right to assign its rights or obligations  hereunder or any interest herein (and any such attempted  assignment shall be void),  except as  expressly  contemplated  by  this  Guarantee  Agreement  or the  other  Loan  Documents.  If any of the  equity interests in any  Subsidiary  Guarantor is sold,  transferred  or otherwise  disposed of pursuant to a  transaction permitted by the Loan Documents and,  immediately after giving effect thereto,  such Subsidiary  Guarantor shall no longer be a Subsidiary,  then the obligations of such Subsidiary  Guarantor under this Guarantee Agreement shall be automatically  released.  This Guarantee  Agreement shall be construed as a separate agreement with respect to each
Guarantor and may be amended,  modified,  supplemented,  waived or released  with respect to any Guarantor  without the approval of any other Guarantor and without affecting the obligations of any other Guarantor hereunder.

Article 11.
                                                WAIVERS; AMENDMENTS
Section 11.1      No Waiver

                  No  failure  or delay of the  Administrative  Agent in  exercising  any power or right  hereunder shall  operate as a waiver  thereof,  nor shall any single or partial  exercise of any such right or power,  or any abandonment or  discontinuance  of steps to enforce such a right or power,  preclude any other or further  exercise thereof  or the  exercise  of any other  right or power.  The  rights  and  remedies  of the  Administrative  Agent hereunder and of the other Secured  Parties under the other Loan  Documents are cumulative and are not exclusive of any rights or remedies that they would  otherwise  have. No waiver of any provision of this Guarantee  Agreement or any other Loan  Document or consent to any  departure by any  Guarantor  therefrom  shall in any event be effective unless the same shall be  permitted by Section  11.2,  and then such waiver or consent  shall be effective  only in the  specific  instance  and for the  purpose for which  given.  No notice or demand on any  Guarantor  in any case shall entitle such Guarantor to any other or further notice or demand in similar or other circumstances.

Section 11.2      Amendments, etc.

                  Neither this  Guarantee  Agreement  nor any provision  hereof may be waived,  amended or modified except  pursuant  to a  written  agreement  entered  into by,  between  or among the  Administrative  Agent and the
Guarantor or Guarantors with respect to which such waiver,  amendment or  modification is to apply,  subject to any consent required in accordance with Section 10.2 of the Credit Agreement.

Article 12.
                                                      NOTICES
         All  communications  and notices  hereunder  shall be in writing and given as provided in Section  10.1 of the Credit  Agreement.  All  communications  and notices hereunder to the  Administrative  Agent, the Parent or the
Borrower  shall be given to it at its address for notices set forth in such  Section,  and all  communications  and notices hereunder to any other Guarantor shall be given to it c/o the Borrower at such address.

Article 13.
                                        SURVIVAL OF AGREEMENT; SEVERABILITY
Section 13.1      Survival of Agreement

                  All covenants,  agreements,  representations  and warranties made by the Guarantors herein and in the  certificates  or other  instruments  prepared or delivered in  connection  with or pursuant to this  Guarantee
Agreement or any other Loan Document shall be considered to have been relied upon by the  Administrative  Agent and the other Secured  Parties and shall survive the  execution  and delivery of any Loan  Document,  the making of any
Loan and the issuance of any Letter of Credit,  regardless of any  investigation  made by the Secured Parties or on their behalf, and shall continue in full force and effect until this Guarantee Agreement shall terminate.

Section 13.2      Severability

                  In the event any one or more of the provisions  contained in this  Guarantee  Agreement or in any other Loan Document should be held invalid,  illegal or  unenforceable in any respect,  the validity,  legality and enforceability  of the  remaining  provisions  contained  herein and  therein  shall not in any way be  affected or impaired  thereby (it being understood that the invalidity of a particular  provision in a particular  jurisdiction shall not in and of itself  affect the validity of such  provision in any other  jurisdiction).  The parties  shall endeavor in  good-faith  negotiations  to replace  the  invalid,  illegal or  unenforceable  provisions  with valid provisions  the  economic  effect  of  which  comes  as  close  as  possible  to that of the  invalid,  illegal  or unenforceable provisions.

Article 14.
                                               ADDITIONAL GUARANTORS
         Upon  execution  and  delivery  after  the  date  hereof  by the  Administrative  Agent  and a  Restricted
Subsidiary  of an  instrument  in the form of Exhibit  B, such  Restricted  Subsidiary  shall  become a  Subsidiary
Guarantor  hereunder with the same force and effect as if originally named as a Subsidiary  Guarantor  herein.  The execution  and  delivery of any such  instrument  shall not require the consent of any other  Guarantor  hereunder.
The rights and obligations of each Guarantor  hereunder shall remain in full force and effect  notwithstanding  the addition of any new Subsidiary Guarantor as a party to this Guarantee Agreement.

Article 15.
                                                  RIGHT OF SETOFF
         If an Event of Default shall have occurred and be continuing,  each Secured Party is hereby  authorized at any time and from time to time,  to the fullest  extent  permitted by  applicable  law, to setoff and apply any and all deposits  (general or special,  time or demand,  provisional or final) at any time held and other  Indebtedness at any time owing by such  Secured  Party to or for the credit or the account of any  Guarantor  against any or all the  obligations  of such Guarantor now or hereafter  existing  under this  Guarantee  Agreement and the other Loan
Documents  held by such  Secured  Party,  irrespective  of whether or not such  Secured  Party  shall have made any demand under this Guarantee  Agreement or any other Loan Document and although such  obligations  may be unmatured.
The rights of each Secured Party under this Article are in addition to other rights and remedies  (including  other rights of setoff) which such Secured Party may have.

Article 16.
                             GOVERNING LAW; JURISDICTION; VENUE; WAIVER OF JURY TRIAL
Section 16.1      GOVERNING LAW

                  THIS  GUARANTEE  AGREEMENT  SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE  WITH,  THE LAWS OF
THE STATE OF NEW YORK.

Section 16.2      Consent to Jurisdiction

                  Each Guarantor hereby irrevocably and unconditionally  submits,  for itself and its property,  to the  nonexclusive  jurisdiction  of any New York  State  court or  Federal  court of the  United  States of America sitting in New York City, and any appellate court from any thereof,  in any action or proceeding  arising out of or relating to this  Guarantee  Agreement  or the other Loan  Documents,  or for  recognition  or  enforcement  of any judgment,  and each of the parties  hereto  hereby  irrevocably  and  unconditionally  agrees  that,  to the extent permitted by  applicable  law, all claims in respect of any such action or proceeding  may be heard and  determined in such New York State court or, to the extent  permitted by  applicable  law, in such Federal  court.  Each of the parties  hereto  agrees that a final  judgment  in any such action or  proceeding  shall be  conclusive  and may be enforced in other  jurisdictions  by suit on the judgment or in any other manner  provided by law.  Nothing in this
Guarantee  Agreement shall affect any right that the Administrative  Agent or any other Secured Party may otherwise have to bring any action or proceeding  relating to this Guarantee  Agreement or the other Loan  Documents  against any Guarantor, or any of its property, or in the courts of any jurisdiction.

Section 16.3      Waiver of Objection to Venue

                  Each  Guarantor  hereby  irrevocably  and  unconditionally  waives,  to the fullest extent it may legally  and  effectively  do so, any  objection  that it may now or  hereafter  have to the laying of venue of any suit,  action or proceeding  arising out of or relating to this Guarantee  Agreement or the other Loan Documents in any court  referred to in Section  16.2.  Each of the parties  hereto  hereby  irrevocably  waives,  to the fullest extent  permitted by applicable  law, the defense of an  inconvenient  forum to the  maintenance  of such action or proceeding in any such court.

Section 16.4      Consent to Service of Process

                  Each party to this Guarantee Agreement  irrevocably  consents to service of process in the manner provided  for  notices in Article 12.  Nothing in this  Guarantee  Agreement  will affect the right of any party to this Guarantee Agreement to serve process in any other manner permitted by law.

Section 16.5      WAIVER OF JURY TRIAL

                  EACH PARTY HERETO HEREBY  WAIVES,  TO THE FULLEST EXTENT  PERMITTED BY APPLICABLE  LAW, ANY RIGHT
IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY  LITIGATION  DIRECTLY OR  INDIRECTLY  ARISING OUT OF,  UNDER OR IN
CONNECTION  WITH THIS  GUARANTEE  AGREEMENT.  EACH PARTY  HERETO (I)  CERTIFIES  THAT NO  REPRESENTATIVE,  AGENT OR
ATTORNEY  OF ANY OTHER  PARTY HAS  REPRESENTED,  EXPRESSLY  OR  OTHERWISE,  THAT SUCH OTHER PARTY WOULD NOT, IN THE
EVENT OF  LITIGATION,  SEEK TO ENFORCE THE  FOREGOING  WAIVER AND (II)  ACKNOWLEDGES  THAT IT AND THE OTHER PARTIES
HERETO HAVE BEEN INDUCED TO ENTER INTO THIS  GUARANTEE  AGREEMENT  BY, AMONG OTHER THINGS,  THE MUTUAL  WAIVERS AND
CERTIFICATIONS IN THIS SECTION.

Article 17.
                                                   MISCELLANEOUS
Section 17.1      Consent to Fifth Amended and Restated Credit Agreement

                  By  executing  this  Guarantee  Agreement,  each of the  Subsidiary  Guarantors  consents  to the amendment and restatement of the Fourth Restated Credit Agreement in the form of the Credit Agreement.

Section 17.2      Savings Clause

                  This  Guarantee  Agreement  amends and restates the terms and  conditions of the Existing  Parent
Guaranty  and the  Existing  Subsidiary  Guaranty  and is not  intended  and should not be  construed as in any way extinguishing or terminating the obligations under either thereof.

Section 17.3      Headings

                  Article  and  Section  headings  and the Table of Contents  used  herein are for  convenience  of reference  only, are not part of this  Guarantee  Agreement and shall not affect the  construction  of, or be taken into consideration in interpreting, this Guarantee Agreement.

Section 17.4      Counterparts

                  This  Guarantee  Agreement may be executed in  counterparts  (and by different  parties hereto on different  counterparts),  each of which shall constitute an original, but all of which, when taken together, shall constitute  but one  contract  (subject  to Article  10),  and shall  become  effective  as provided in Article 10.
Delivery of an executed  counterpart of this Guarantee  Agreement by facsimile  transmission  shall be as effective as delivery of a manually executed counterpart of this Guarantee Agreement.

Section 17.5      Rules of Interpretation

                  The rules of  interpretation  specified  in  Sections  1.2,  1.3 and 1.4 of the Credit  Agreement
shall be applicable to this Guarantee Agreement.

                                      SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED GUARANTEE AGREEMENT

         IN WITNESS WHEREOF,  the parties hereto have duly executed this Amended and Restated  Guarantee  Agreement as of the day and year first above written.
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

SALEM COMMUNICATIONS CORPORATION

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                      SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED GUARANTEE AGREEMENT

                                                 ATEP RADIO, INC.
                                                 BISON MEDIA, INC.
                                                 CARON BROADCASTING, INC.
                                                 CCM COMMUNICATIONS, INC.
                                                 COMMON GROUND BROADCASTING, INC.
                                                 GOLDEN GATE BROADCASTING COMPANY,INC.
                                                 INSPIRATION MEDIA, INC.
                                                 KINGDOM DIRECT, INC.
                                                 NEW ENGLAND CONTINENTAL MEDIA, INC.
                                                 NEW INSPIRATION BROADCASTINGCOMPANY, INC.
                                                 NI ACQUISITION CORP.
                                                 PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                                 RADIO 1210, INC.
                                                 REACH SATELLITE NETWORK, INC.
                                                 SALEM MEDIA CORPORATION
                                                 SALEM MEDIA OF COLORADO, INC.
                                                 SALEM MEDIA OF GEORGIA, INC.
                                                 SALEM MEDIA OF HAWAII, INC.
                                                 SALEM MEDIA OF KENTUCKY, INC.
                                                 SALEM MEDIA OF OHIO, INC.
                                                 SALEM MEDIA OF OREGON, INC.
                                                 SALEM MEDIA OF TEXAS, INC.
                                                 SALEM MEDIA OF VIRGINIA, INC.
                                                 SALEM MUSIC NETWORK, INC.
                                                 SALEM RADIO NETWORK INCORPORATED
                                                 SALEM RADIO PROPERTIES, INC.
                                                 SALEM RADIO REPRESENTATIVES, INC.
                                                 SOUTH TEXAS BROADCASTING, INC.
                                                 SRN NEWS NETWORK, INC.
                                                 VISTA BROADCASTING, INC.
AS TO EACH OF THE FOREGOING

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President
SALEM COMMUNICATIONS AQUISITION CORPORATION SCA LICENSE CORPORATION

AS TO EACH OF THE FOREGOING

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                      SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED GUARANTEE AGREEMENT

                                                 INSPIRATION MEDIA OF TEXAS, LLC
                                                 SALEM MEDIA OF ILLINOIS, LLC
                                                 SALEM MEDIA OF NEW YORK, LLC
                                                 SALEM RADIO OPERATIONS, LLC
                                                 SALEM SATELLITE MEDIA, LLC
AS TO EACH OF THE FOREGOING

By: Salem Media Corporation, as Manager

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                      SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED GUARANTEE AGREEMENT

                                                 ONEPLACE, LLC
                                                 SCA-PALO ALTO, LLC
AS TO EACH OF THE FOREGOING

By: SCA License Corporation

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                      SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED GUARANTEE AGREEMENT
THE BANK OF NEW YORK, as Administrative Agent

By:	/s/ STEPHEN M. NETTLER

Name:	Stephen M. Nettler
Title:	Vice President

                                                  SALEM EXHIBIT F

                                  FORM OF AMENDED AND RESTATED SECURITY AGREEMENT

                                                       among

                                     SALEM COMMUNICATIONS HOLDING CORPORATION,

                                         SALEM COMMUNICATIONS CORPORATION,

                                      EACH OF THE OTHER GRANTORS PARTY HERETO

                                                        and

                                   THE BANK OF NEW YORK, AS ADMINISTRATIVE AGENT

                                       ____________________________________

                                          Dated as of September 25, 2003

SCHEDULES:

====================================== ======================================================================
Schedule I                             List of Subsidiaries and Addresses for Notices
-------------------------------------- ----------------------------------------------------------------------
-------------------------------------- ----------------------------------------------------------------------
Schedule 3.1(a)(i)                     List of  Legal  Names,  Chief  Executive  Offices,  Jurisdictions  of
                                       Organization,  Federal  Employer  Identification  Numbers and Company
                                       Organizational Numbers
-------------------------------------- ----------------------------------------------------------------------
-------------------------------------- ----------------------------------------------------------------------
Schedule 3.1(a)(iv)                    List of Filing Offices
-------------------------------------- ----------------------------------------------------------------------
-------------------------------------- ----------------------------------------------------------------------
Schedule 3.2                           List of Locations of Equipment and Inventory
-------------------------------------- ----------------------------------------------------------------------
-------------------------------------- ----------------------------------------------------------------------
Schedule 3.4                           List of Pledged Collateral
-------------------------------------- ----------------------------------------------------------------------
-------------------------------------- ----------------------------------------------------------------------
Schedule 3.8                           List of Letters of Credit
-------------------------------------- ----------------------------------------------------------------------
-------------------------------------- ----------------------------------------------------------------------
Schedule 3.6                           List of Intellectual Property
-------------------------------------- ----------------------------------------------------------------------
-------------------------------------- ----------------------------------------------------------------------
Schedule 3.7                           List of Commercial Tort Claims
====================================== ======================================================================

EXHIBITS:

===================================== =======================================================================
Exhibit A                             Form of Supplement
===================================== =======================================================================

         AMENDED AND RESTATED  SECURITY  AGREEMENT,  dated as of September  25,  2003,  among SALEM  COMMUNICATIONS
CORPORATION,  a  Delaware  corporation  (the  “Parent”),  SALEM  COMMUNICATIONS  HOLDING  CORPORATION,  a  Delaware
corporation (the “Borrower”),  each of the Restricted  Subsidiaries of the Parent listed on Schedule I hereto (each
such  Restricted  Subsidiary,   individually,  a  “Subsidiary  Guarantor”  and,  collectively,   the  “Subsidiary
Guarantors”  the Borrower,  the Parent and the Subsidiary Guarantors are sometimes referred to collectively herein as the “Grantors”),  and THE BANK OF NEW YORK, as  administrative  agent under the Credit Agreement  referred to in the next paragraph acting on behalf of the Secured Parties (as defined in such Credit Agreement).

                                                     RECITALS

         I.       Reference is made to each of the following:

                  A.       the Fifth Amended and Restated Credit  Agreement,  dated as of September 25, 2003, among the Parent,  the Borrower,  the Lenders party thereto,  General Electric Capital  Corporation and SunTrust Bank, as
Syndication  Agents,  Fleet National Bank and ING (U.S.) Capital LLC, as Documentation  Agents, and The Bank of New
York, as  Administrative  Agent (as amended,  supplemented  or otherwise  modified from time to time,  the “Credit
Agreement”);

                  B.       the First Amended and Restated  Parent  Security  Agreement,  dated as of June 15, 2001, among the Parent,  the Borrower and the  Administrative  Agent (as amended prior to the date hereof, the “Existing
Parent Security Agreement”);

                  C.       the Second  Amended and Restated  Borrower  Security  Agreement,  dated as of August 24,
2000,  between the Borrower and the  Administrative  Agent (as amended  prior to the date  hereof,  the  “Existing
Borrower Security Agreement”); and

                  D.       the Second Amended and Restated  Subsidiary  Guaranty and Security  Agreement,  dated as of August 24, 2000, among the Subsidiary  Guarantors party thereto,  the Borrower and the Administrative  Agent (as amended prior to the date hereof, the “Existing Subsidiary Guaranty”).

         II.      This Security  Agreement  amends,  restates and combines the Existing Parent Security  Agreement, the Existing Borrower Security Agreement and the security provisions of the Existing Subsidiary Guaranty.

         III.     The Lenders  have agreed to make Loans to, and the  Issuing  Bank has agreed to issue  Letters of
Credit for the account of, the  Borrower  pursuant to, and upon the terms and subject to the  conditions  specified in, the Credit  Agreement.  Each of the Subsidiary  Guarantors and the Parent has agreed to guarantee,  among other things,  all the  obligations of each Loan Party under the Loan  Documents.  The obligations of the Lenders to make
Loans and the Issuing Bank to issue Letters of Credit are conditioned  upon, among other things,  the execution and delivery by the Grantors of an agreement in the form hereof to secure the Obligations.

         IV.      For  convenience,  this Security  Agreement is dated as of September 25, 2003,  and references to certain matters related to the period prior hereto have been deleted.

         Accordingly,  the Grantors and the Administrative  Agent, on behalf of itself and each other Secured Party
(and each of their respective successors or assigns), hereby agree as follows:

Article 1.
                        DEFINITIONS; GRANT OF SECURITY; CONTINUING PERFECTION AND PRIORITY
Section 1.1       General Definitions

         As used in this Security Agreement, the following terms shall have the meanings specified below:

                  “Account  Debtor”  means  each  Person who is  obligated  in  respect  of any  Receivable  or any
Supporting Obligation or Collateral Support relating thereto.

                  “Accounts” means all “accounts” as defined in Article 9 of the UCC.

                  “Additional Grantor” has the meaning assigned to such term in Article 11.

                  “Applicable  Date” means (i) in the case of any Grantor (other than an Additional  Grantor),  the date hereof, and (ii) in the case of any Additional  Grantor,  the date of the Supplement executed and delivered by such Additional Grantor.

                  “Authorization”  means,  collectively,  any  license,  approval,  permit  or other  authorization issued by the FCC or any other Governmental Authority.

                  “Borrower” has the meaning  assigned to such term in the  preliminary  statement of this Security
Agreement.

                  “Chattel Paper” means all “chattel paper” as defined in Article 9 of the UCC.

                  “Claim  Proceeds” means,  with respect to any Commercial Tort Claim or any Collateral  Support or
Supporting  Obligation relating thereto,  all Proceeds thereof,  including all insurance proceeds and other amounts and recoveries  resulting or arising from the settlement or other  resolution  thereof,  in each case regardless of whether characterized as a “commercial tort claim” under Article 9 of the UCC or “proceeds” under the UCC.

                  “Collateral” has the meaning assigned to such term in Section 1.3(a).

                  “Collateral Records” means all books,  instruments,  certificates,  Records, ledger cards, files, correspondence,  customer  lists,  blueprints,  technical  specifications,  manuals  and other  documents,  and all computer software,  computer  printouts,  tapes,  disks and related data processing  software and similar items, in each case that at any time represent,  cover or otherwise evidence,  or contain information relating to, any of the
Collateral or are otherwise necessary or helpful in the collection thereof or realization thereupon.

                  “Collateral  Support” means all property (real or personal)  assigned,  hypothecated or otherwise securing any of the  Collateral,  and shall include any security  agreement or other  agreement  granting a lien or security interest in such real or personal property.

                  “Commercial  Tort Claims” means all  “commercial  tort claims” as defined in Article 9 of the UCC and all Claim Proceeds; including all claims described on Schedule 3.7.

                  “Copyright License” means any written agreement,  now or hereafter in effect,  granting any right to any third  party under any  Copyright  now or  hereafter  owned or held by or behalf of any Grantor or which any
Grantor  otherwise  has the right to license,  or  granting  any right to any Grantor  under any  Copyright  now or hereafter  owned by any third  party,  and all  rights of any  Grantor  under any such  agreement,  including  each agreement described on Schedule 3.6.

                  “Copyrights”  means all of the  following:  (i) all  copyright  rights in any work subject to the copyright  laws of the United States of America,  whether as author,  assignee,  transferee or otherwise,  and (ii)
all  registrations  and  applications  for  registration  of any such  copyright  in the United  States of America, including registrations,  recordings,  supplemental  registrations and pending applications for registration in the
United States  Copyright  Office or any similar offices in the United States of America,  including those described on Schedule 3.6.

                  “Credit  Agreement” has the meaning  assigned to such term in the  preliminary  statement of this
Security Agreement.

                  “Documents” means all “documents” as defined in Article 9 of the UCC.

                  “Equipment”  means (i) all  “equipment”  as defined in Article 9 of the UCC, (ii) all  machinery,
manufacturing  equipment,  data  processing  equipment,  computers,  office  equipment,   furnishings,   furniture,
appliances,  fixtures and tools, in each case,  regardless of whether  characterized as “equipment”  under the UCC, and (iii) all  accessions or additions to any of the foregoing,  all parts  thereof,  whether or not at any time of determination  incorporated or installed  therein or attached  thereto,  and all  replacements  therefor,  wherever located, now or hereafter existing.

                  “Federal Securities Laws” has the meaning assigned to such term in Section 6.3.

                  “General  Intangibles”  means (i) all  “general  intangibles”  as defined in Article 9 of the UCC and (ii) all  choses in action  and causes of  action,  all  indemnification  claims,  all  goodwill,  all  Hedging
Agreements, all tax refunds, all licenses, permits,  concessions,  franchises and authorizations,  all Intellectual
Property,  all Payment  Intangibles,  all  Authorizations  and all  Software,  in each case,  regardless of whether characterized as a “general intangible” under the UCC.

                  “Goods”  means (i) all  “goods” as defined  in  Article 9 of the UCC and (ii) all  Equipment  and
Inventory and any computer  program  embedded in goods and any supporting  information  provided in connection with such  program,  to the  extent  (a) such  program  is  associated  with  such  goods  in such a  manner  that it is customarily  considered  part of such goods or (b) by becoming the owner of such goods,  a Person  acquires a right to use the program in connection with such goods,  in each case,  regardless of whether  characterized  as a “good”
under the UCC.

                  “Grantor” and “Grantors” have the meanings  assigned to such terms in the  preliminary  statement of this Security Agreement.

                  “Instruments” means all “instruments” as defined in Article 9 of the UCC.

                  “Insurance”  means all insurance  policies  covering any or all of the Collateral  (regardless of whether  the  Administrative  Agent or any  other  Secured  Party  is the  loss  payee  thereof)  and all  business interruption insurance policies.

                  “Intellectual  Property”  means all  intellectual  and  similar  property of any Grantor of every kind and nature, including inventions,  designs,  Patents,  Copyrights,  Trademarks,  Licenses, domain names, Trade
Secrets,  confidential  or  proprietary  technical and business  information,  know-how,  show-how or other data or information,  software  and  databases  and  all  embodiments  or  fixations  thereof  and  related  documentation, registrations and franchises,  and all additions,  improvements and accessions to, and books and records describing or used in connection with, any of the foregoing.

                  “Inventory”  means (i) all  “inventory”  as  defined  in  Article 9 of the UCC and (ii) all goods held for sale or  lease  or to be  furnished  under  contracts  of  service  or so  leased  or  furnished,  all raw materials,  work in process, finished goods and materials used or consumed in the manufacture,  packing,  shipping, advertising,  selling,  leasing,  furnishing or production of such  inventory or otherwise  used or consumed in any
Grantor’s  business,  all goods  which are  returned  to or  repossessed  by or on behalf of any  Grantor,  and all computer  programs  embedded  in any  goods,  and all  accessions  thereto  and  products  thereof,  in each  case, regardless of whether characterized as “inventory” under the UCC.

                  “Investment Property” means “investment property” as defined in Article 9 of the UCC.

                  “Investment-Related  Property”  means (i) all Pledged  Collateral  and (ii) all other  Investment
Property owned or held by or on behalf of any Grantor.

                  “Letter  of Credit  Rights”  means all  “letter-of-credit  rights” as defined in Article 9 of the
UCC and (ii) all rights,  title and interests of each Grantor to any letter of credit,  in each case  regardless of whether characterized as a “letter-of-credit right” under the UCC.

                  “License” means any Copyright License,  Patent License,  Trademark License,  Trade Secret License
or other license (other than any Authorization) or sublicense to which any Grantor is a party.

                  “Material  Commercial Tort Claims” means,  with respect to each Grantor,  (i) all Commercial Tort
Claims asserted by it, or on its behalf,  in writing,  and (ii) each Commercial Tort Claim in excess of $250,000 to which it has any right, title or interest and of which it is aware.

                  “Obligations”  means (i) the due and punctual  payment of (a)  principal of and premium,  if any, and interest  (including  interest  accruing  during the pendency of any  bankruptcy,  insolvency,  receivership or other similar  proceeding,  regardless of whether allowed or allowable in such  proceeding) on the Loans,  when and as due, whether at maturity, by acceleration,  upon one or more dates set for prepayment or otherwise,  and (b) all
other  monetary  obligations,   including  reimbursement   obligations  in  respect  of  LC  Disbursements,   fees,
commissions,  costs, expenses and indemnities,  whether primary, secondary,  direct, contingent, fixed or otherwise
(including monetary obligations incurred during the pendency of any bankruptcy,  insolvency,  receivership or other similar  proceeding,  regardless of whether  allowed or allowable in such  proceeding),  of the Loan Parties to the
Secured  Parties,  or that are otherwise  payable to any Credit Party, in each case under the Loan Documents,  (ii)
the due and punctual performance of all covenants,  agreements,  obligations and liabilities of the Loan Parties or any other party (other than a Credit  Party)  under or pursuant to the Loan  Documents  and (iii) unless  otherwise agreed upon in writing by the  applicable  Lender party  thereto,  all  obligations  of the  Borrower,  monetary or otherwise, under each Secured Hedging Agreement.

                  “Patent License” means any written agreement,  now or hereafter in effect,  granting to any third party any right to make,  use or sell any  invention  on which a Patent,  now or  hereafter  owned or held by or on behalf of any Grantor or which any Grantor  otherwise  has the right to license,  is in  existence,  or granting to any Grantor any right to make,  use or sell any  invention on which a Patent,  now or hereafter  owned by any third party, is in existence, and all rights of any Grantor under any such agreement.

                  “Patents”  means all of the  following:  (i) all letters  patent of the United States of America, all  registrations  and  recordings  thereof  and all  applications  for  letters  patent of the  United  States of
America,  including  registrations,  recordings and pending  applications in the United States Patent and Trademark
Office or any similar  offices in the United  States of America,  including  those  described on Schedule  3.6, and
(ii) all  reissues,  continuations,  divisions,  continuations  in part,  renewals or extensions  thereof,  and the inventions  disclosed or claimed therein,  including the right to make, use and/or sell the inventions disclosed or claimed therein.

                  “Payment Intangibles” means all “payment intangibles” as defined in Article 9 of the UCC.

                  “Pledged Collateral” means, collectively, Pledged Debt and Pledged Equity Interests.

                  “Pledged  Debt” means all  Indebtedness  (other than  Receivables)  owed or owing to any Grantor, including all Indebtedness owed to any Grantor by the Parent or any of the Restricted  Subsidiaries,  including all
Indebtedness  described on Schedule 3.4, all Instruments,  Chattel Paper or other documents,  if any,  representing or evidencing  such debt,  and all interest,  cash,  instruments  and other  property or proceeds from time to time received,  receivable or otherwise  distributed in respect of or in exchange for any or all of such debt, provided, however,  “Pledged Debt” shall not include any  Indebtedness  owed or owing to any Grantor with respect to loans or advances permitted to be made pursuant to Section 7.4(l) of the Credit Agreement.

                  “Pledged  Equity  Interests”  means  all  Equity  Interests  owned or held by or on behalf of any
Grantor in any  Restricted  Subsidiary,  including  all such Equity  Interests  described on Schedule  3.4, and all certificates,  instruments and other  documents,  if any,  representing or evidencing such Equity Interests and all interests of such Grantor on the books and records of the issuers of such Equity  Interests,  all of such Grantor’s right,  title and interest in, to and under any  partnership,  limited  liability  company,  shareholder or similar agreements  to  which  it  is  a  party,  and  all  dividends,  distributions,  cash,  warrants,  rights,  options, instruments,  securities  and other  property or  proceeds  from time to time  received,  receivable  or  otherwise distributed in respect of or in exchange for any or all of such Equity Interests.

                  “Proceeds”  means (i) all  “proceeds”  as  defined  in  Article 9 of the UCC,  (ii)  payments  or distributions  made with respect to any Collateral,  (iii) any payment received from any insurer or other Person or entity as a result of the destruction,  loss, theft,  damage or other involuntary  conversion of whatever nature of any asset or property  that  constitutes  the  Collateral,  and (iv) whatever is receivable or received when any of the Collateral or proceeds are sold,  exchanged,  collected or otherwise  disposed of, whether such  disposition is voluntary  or  involuntary,  including  any claim of any Grantor  against any third party for (and the right to sue and  recover  for and the rights to damages or profits due or accrued  arising  out of or in  connection  with) (a)
past,  present or future  infringement of any Patent now or hereafter owned or held by or on behalf of any Grantor, or licensed under a Patent License,  (b) past,  present or future  infringement or dilution of any Trademark now or hereafter  owned or held by or on behalf of any Grantor,  or licensed under a Trademark  License,  or injury to the goodwill  associated  with or symbolized  by any  Trademark  now or hereafter  owned or held by or on behalf of any
Grantor,  (c) past, present or future  infringement of any Copyright now or hereafter owned or held by or on behalf of any Grantor,  or licensed  under a Copyright  License,  (d) past,  present or future  infringement  of any Trade
Secret now or hereafter  owned or held by or on behalf of any Grantor,  or licensed  under a Trade Secret  License, and (e) past,  present or future  breach of any  License,  in each case,  regardless  of whether  characterized  as
“proceeds” under the UCC.

                  “Receivables”  means all rights to payment,  whether or not earned by  performance,  for goods or other property sold, leased,  licensed,  assigned or otherwise disposed of, or services rendered or to be rendered, including all such rights  constituting or evidenced by any Account,  Chattel Paper,  Instrument or other document,
General Intangible or  Investment-Related  Property,  together with all of the applicable Grantor’s rights, if any, in any goods or other  property  giving rise to such right to payment,  and all  Collateral  Support and Supporting
Obligations relating thereto and all Receivables Records.

                  “Receivables  Records”  means (i) all originals of all  documents,  instruments or other writings or electronic records or other Records evidencing any Receivable, (ii) all books,  correspondence,  credit or other files,  Records,  ledger sheets or cards,  invoices,  and other papers  relating to any  Receivable,  including all tapes,  cards,  computer  tapes,  computer  discs,  computer  runs,  record  keeping  systems and other  papers and documents  relating to any Receivable,  whether in the possession or under the control of the applicable Grantor or any computer  bureau or agent from time to time acting for such Grantor or  otherwise,  (iii) all  evidences of the filing of financing statements and the registration of other instruments in connection  therewith,  and amendments, supplements or other  modifications  thereto,  notices to other  creditors or secured  parties,  and  certificates, acknowledgments,  or other writings,  including lien search reports,  from filing or other  registration  officers,
(iv)  all  credit  information,  reports  and  memoranda  relating  thereto,  and (v) all  other  written  forms of information related in any way to the foregoing or any Receivable.

                  “Record” means a “record” as defined in Article 9 of the UCC.

                  “Secured  Hedging  Agreement”  means each Hedging  Agreement  entered into by the Borrower with a
Person that, at the time of the entry thereof, was a Lender (or an Affiliate thereof).

                  “Secured  Parties” means (i) the Credit Parties,  (ii) unless otherwise agreed upon in writing by it, each  counterparty  (other than a Loan Party) to a Secured Hedging  Agreement,  (iii) the beneficiaries of each indemnification  obligation  undertaken  by or on  behalf of any  Grantor  under  any Loan  Document,  and (iv) the successors and assigns of each of the foregoing.

                  “Security Interest” has the meaning assigned to such term in Section 1.3(a).

                  “Software” means all “software” as defined in Article 9 of the UCC.

                  “Subsidiary  Guarantor” and “Subsidiary  Guarantors” have the meanings  assigned to such terms in the preliminary statement of this Security Agreement.

                  “Supplement” means a supplement hereto, substantially in the form of Exhibit A.

                  “Supporting  Obligations”  means (i) all “supporting  obligations” as defined in Article 9 of the
UCC and (ii) all  Guarantees  and  other  secondary  obligations  supporting  any of the  Collateral,  in each case regardless of whether characterized as a “supporting obligation” under the UCC.

                  “Trade Secret  Licenses”  means any written  agreement,  now or hereafter in effect,  granting to any third party any right to use any Trade  Secrets now or  hereafter  owned or held by or on behalf of any Grantor or which such  Grantor  otherwise  has the right to license,  or granting to any Grantor any right to use any Trade
Secrets now or hereafter owned by any third party, and all rights of any Grantor under any such agreement.

                  “Trade  Secrets” means all trade secrets and all other  confidential  or proprietary  information and  know-how  now or  hereafter  owned or used in, or  contemplated  at any time for use in, the  business  of any
Grantor (all of the foregoing being  collectively  called a “Trade  Secret”),  whether or not such Trade Secret has been reduced to a writing or other tangible form,  including all documents and things  embodying,  incorporating or referring in any way to such Trade Secret,  the right to sue for any past,  present and future  infringement of any
Trade Secret, and all proceeds of the foregoing,  including licenses,  royalties, income, payments, claims, damages and proceeds of suit.

                  “Trademark  License”  means any written  agreement,  now or hereafter in effect,  granting to any third party any right to use any Trademark  now or hereafter  owned or held by or on behalf of any Grantor or which such Grantor  otherwise has the right to license,  or granting to any Grantor any right to use any Trademark now or hereafter owned by any third party, and all rights of any Grantor under any such agreement.

                  “Trademarks”  means  all of the  following:  (i) all  trademarks,  service  marks,  trade  names, corporate names,  company names,  business names,  fictitious  business names,  trade styles,  trade dress,  logos, other source or business  identifiers,  designs and general  intangibles of like nature,  now existing or hereafter adopted or acquired,  all registrations  and recordings  thereof,  and all registration and recording  applications filed in connection therewith,  including  registrations and registration  applications in the United States Patent and  Trademark  Office or any similar  offices in the United  States of  America,  and all  extensions  or renewals thereof,  including  those described on Schedule 3.6, (ii) all goodwill  associated  therewith or symbolized by any of the foregoing and (iii) all other assets, rights and interests that uniquely reflect or embody such goodwill.

                  “UCC” means the Uniform  Commercial  Code as in effect from time to time in the State of New York or, when the context  implies,  the Uniform  Commercial Code as in effect from time to time in any other applicable jurisdiction.

Section 1.2       Other Definitions; Interpretation

(a)      Other  Definitions.  Capitalized  terms  used  herein  and not  otherwise  defined  herein  shall have the meanings assigned to such terms in the Credit Agreement.

(b)      Rules of  Interpretation.  The rules of  interpretation  specified  in  Sections  1.2,  1.3 and 1.4 of the
Credit Agreement shall be applicable to this Security  Agreement.  All references  herein to (i) a Schedule to this
Security  Agreement shall refer to such Schedule hereto or to a Supplement,  as applicable,  and (ii) provisions of the UCC shall  include all successor  provisions  under any  subsequent  version or amendment to any Article of the
UCC.

Section 1.3       Grant of Security

(a)      Grant by each  Grantor.  As  security  for the  payment  or  performance,  as  applicable,  in full of the
Obligations,  each Grantor hereby bargains,  sells, conveys, assigns, sets over, mortgages,  pledges,  hypothecates and  transfers  to the  Administrative  Agent (and its  successors  and  assigns),  for the ratable  benefit of the
Secured Parties,  and hereby grants to the Administrative  Agent (and its successors and assigns),  for the ratable benefit of the Secured  Parties,  a security  interest  (the  “Security  Interest”)  in, all personal  property and fixtures  of such  Grantor,  including  all of such  Grantor’s  right,  title  and  interest  in,  to and under the following,  in each case whether now owned or existing or hereafter  acquired or arising and wherever  located (all of which being hereinafter collectively referred to as the “Collateral”):

(i)      all Accounts,

(ii)     all Chattel Paper,

(iii)    all Commercial Tort Claims,

(iv)     all Documents,

(v)      all Equipment,

(vi)     all General Intangibles,

(vii)    all Goods,

(viii)   all Instruments,

(ix)     all Insurance,

(x)      all Intellectual Property,

(xi)     all Inventory,

(xii)    all Investment-Related Property;

(xiii)   all Letter of Credit Rights,

(xiv)    all Proceeds of Authorizations  and, subject to the provisions of Section 1.3(c),  all  Authorizations and the goodwill associated with all Authorizations,

(xv)     all Receivables and Receivables Records,

(xvi)    all other goods and other personal property of such Grantor, whether tangible or intangible,

(xvii)   to the extent not  otherwise  included  in clauses  (i)  through  (xvi) of this  Section,  all  Collateral
Records, Collateral Support and Supporting Obligations in respect of any of the foregoing,

(xviii)  to the extent not otherwise  included in clauses (i) through  (xvii) of this Section,  all other  property in  which a  security  interest  may be  granted  under  the  UCC or  which  may be  delivered  to and  held by the
Administrative  Agent  pursuant to the terms hereof  (including the account  referred to in Section  3.4(c)(ii) and all funds and other property from time to time therein or credited thereto), and

(xix)    to the extent not  otherwise  included in clauses  (i)  through  (xviii) of this  Section,  all  Proceeds, products, substitutions, accessions, rents and profits of or in respect of any of the foregoing.

(b)      Revisions to UCC. For the avoidance of doubt,  it is expressly  understood  and agreed that, to the extent the UCC is revised after the date hereof such that the  definition of any of the  foregoing  terms  included in the description  or  definition  of the  Collateral is changed,  the parties  hereto desire that any property  which is included in such changed  definitions,  but which would not  otherwise be included in the Security  Interest on the date  hereof,  nevertheless  be  included  in the  Security  Interest  upon the  effective  date of such  revision.
Notwithstanding the immediately  preceding sentence,  the Security Interest is intended to apply immediately on the
Fifth  Restatement  Effective  Date to all of the  Collateral to the fullest  extent  permitted by applicable  law, regardless of whether any particular item of the Collateral was then subject to the UCC.

(c)      Certain  Limited  Exclusions.  Notwithstanding  anything in this Section 1.3 to the contrary,  in no event shall the  Collateral  include,  and no Grantor  shall be deemed to have  granted a Security  Interest  in, (i) any right under any Authorization,  lease,  license or other contract or agreement  constituting a General  Intangible, but only to the extent that the granting of a security  interest  therein or an  assignment  thereof  would violate any  applicable  law or any  enforceable  provision  of such  lease,  license or other  contract or  agreement,  as applicable,  provided  that to the  extent  such  security  interest  at any  time  hereafter  shall no  longer  be prohibited by law,  and/or  immediately  upon such provision no longer being  enforceable,  as the case may be, the
Collateral  shall  automatically  and without any further action include,  and the Grantors shall be deemed to have granted  automatically  and without any further action a Security  Interest in, such right as if such law had never existed or such provision had never been enforceable,  as the case may be, (ii) any Margin Stock,  (iii) any of the outstanding  capital stock of a  “controlled  foreign  corporation”  as defined in the Code in excess of 65% of the voting power of all classes of capital stock of such  corporation  entitled to vote,  or (iv) any Equity  Interests issued by an Unrestricted Subsidiary.

Article 2.
                               SECURITY FOR OBLIGATIONS; NO ASSUMPTION OF LIABILITY
Section 2.1       Security for Obligations

                  This Security  Agreement secures,  and the Collateral is collateral  security for, the prompt and complete  payment  or  performance  in  full  when  due,  whether  at  stated  maturity,  by  required  prepayment, declaration,  acceleration,  demand or  otherwise  (including  the payment of amounts that would become due but for the  operation of the  automatic  stay under  Section  362(a) of Title 11 of the United States Code, or any similar provision of any other bankruptcy, insolvency, receivership or other similar law), of all Obligations.

Section 2.2       No Assumption of Liability

                  Notwithstanding  anything to the contrary  herein,  the Security  Interest is granted as security only and shall not subject the  Administrative  Agent or any other Secured Party to, or in any way alter or modify, any obligation or liability of any Grantor with respect to or arising out of the Collateral.

Article 3.
                                   REPRESENTATIONS AND WARRANTIES AND COVENANTS
Section 3.1       Generally

(a)      Representations  and  Warranties.  Each of the Grantors,  jointly with the other  Grantors and  severally, represents and warrants to the Administrative Agent and the other Secured Parties that:

(i)      As of the Applicable Date, (A) such Grantor’s full legal name is as set forth on Schedule  3.1(a)(i),  (B)
such  Grantor’s  chief  executive  office or its principal  place of business is, and for the preceding four months has been, located at the office indicated on Schedule  3.1(a)(i),  (C) such Grantor’s  jurisdiction of organization is the  jurisdiction  indicated on Schedule  3.1(a)(i),  and (D) such  Grantor’s  Federal  Employer  Identification
Number and company organizational number is as set forth on Schedule 3.1(a)(i).

(ii)     Except as set forth on Schedule  3.1(a)(i),  such  Grantor’s  legal name has not changed in the  preceding five years.

(iii)    Such  Grantor  has good and valid  rights in, or title to,  the  Collateral  with  respect to which it has purported  to grant the  Security  Interest,  except  for minor  defects in title  that do not  interfere  with its ability to conduct its business as currently  conducted or to utilize such  Collateral  for its intended  purposes, and except for Liens expressly permitted pursuant to the Loan Documents.

(iv)     All actions and consents,  including all filings,  notices,  registrations  and  recordings,  necessary or desirable to create,  perfect or ensure the first priority  (subject only to Liens expressly  permitted by the Loan
Documents) of the Security  Interest in the Collateral  owned or held by it or on its behalf or for the exercise by the  Administrative  Agent or any other Secured  Party of any voting or other rights  provided for in this Security
Agreement  or the  exercise  of any  remedies in respect of any such  Collateral  have been made or  obtained,  (A)
except for (1) the filing of UCC  financing  statements  naming  such  Grantor as “debtor”  and the  Administrative
Agent as “secured party”, or the making of other  appropriate  filings,  registrations or recordings,  containing a description of such Collateral in each applicable  governmental,  municipal or other office  specified on Schedule
3.1(a)(iv),  (2) the filing of a copy of applicable  Loan  Documents  with the FCC and the  Securities and Exchange
Commission,  which filings are for  informational  purposes and do not affect the validity or enforceability of the
Loan Documents or the creation,  perfection or priority of the Security  Interest in the  Collateral,  and (3) with respect to federally  registered  Patents,  Trademarks and Copyrights,  the filing,  registration or recordation of fully  executed  security  agreements  in the form  hereof  (or in such  other  form as  shall  be in all  respects satisfactory  to the  Administrative  Agent) and  containing a  description  of all such  Collateral  consisting of
Patents,  Trademarks and  Copyrights,  together with all other necessary  documents,  with the United States Patent and Trademark Office or the United States Copyright  Office,  as applicable,  (B) except for any such Collateral as to which the  representations  and warranties in this Section 3.1(a)(iv) would not be true solely by virtue of such
Collateral  having been used or  disposed  of in a manner  expressly  permitted  hereunder  or under any other Loan
Document,  (C) except to the extent  that such  Security  Interest  may not be  perfected  by filing,  registering, recording  or taking any other action in the United  States of America and (D) except,  at any time after the Fifth
Restatement Effective Date, for Collateral having an aggregate fair market value of less than $500,000.

(v)      All  Collateral  owned or rights in  Collateral  held by it or on its  behalf is owned or held by it or on its behalf free and clear of any Lien,  except for Liens  expressly  permitted  by the Loan  Documents.  It has not filed or consented to the filing of (A) any financing  statement or analogous  document  under the UCC or any other applicable  laws covering any such  Collateral,  (B) any assignment in which it assigns any such  Collateral or any security agreement or similar  instrument  covering any such Collateral with the United States Patent and Trademark
Office or the United States Copyright  Office,  or any similar offices in the United States of America,  or (C) any assignment in which it assigns any such  Collateral or any security  agreement or similar  instrument  covering any such Collateral with any foreign  governmental,  municipal or other office, in each case which financing statement, analogous document,  assignment or other instrument,  as applicable, is still in effect, except for Liens expressly permitted by the Loan Documents.

(vi)     The Security  Interest in the  Collateral  owned or rights in the  Collateral  held by it or on its behalf
(A) is  effective  to vest in the  Administrative  Agent,  on  behalf of the  Secured  Parties,  the  rights of the
Administrative  Agent in such  Collateral  as set forth herein and (B) does not violate  Regulation T, U or X as of the Applicable Date.

(vii)    All  leases,  licenses  (other  than FCC  Licenses)  and other  contracts  and  agreements  as to which no security  interest  is granted by virtue  Section  1.3(c) are not  material  to the  business of the Parent and the
Subsidiaries, taken as a whole.

(b)      Covenants and Agreements. Each Grantor hereby covenants and agrees as follows:

(i)      It shall  maintain,  at its own cost and expense,  such complete and accurate  Records with respect to the
Collateral  owned or held by it or on its behalf as is  consistent  with its current  practices  and in  accordance with such prudent and standard  practices  used in industries  that are the same as or similar to those in which it is engaged,  but in any event to include complete  accounting Records indicating all payments and proceeds received with  respect  to any  part of such  Collateral,  and,  at such  time or  times  as the  Administrative  Agent  may reasonably  request,  promptly to prepare  and deliver to the  Administrative  Agent a duly  certified  schedule or schedules in form and detail  satisfactory to the  Administrative  Agent showing the identity and amount of any and all such Collateral.

(ii)     It shall,  at its own cost and expense,  take any and all  commercially  reasonable  actions  necessary to defend title to the  Collateral  owned or rights in Collateral  held by it or on its behalf against all Persons and to defend the Security  Interest in such  Collateral  and the priority  thereof  against any Lien or other interest not expressly  permitted by the Loan  Documents,  and in  furtherance  thereof,  it shall not take, or permit to be taken, any action not otherwise  expressly  permitted by the Loan Documents that could impair the Security Interest or the priority thereof or any Secured Party’s rights in or to such Collateral.

(iii)    The  Administrative  Agent and such  Persons  as the  Administrative  Agent may  designate  shall have the right,  at the cost and expense of such  Grantor,  to inspect all of its Records  (and to make  extracts and copies from such  Records),  to discuss its affairs  with its  officers and  independent  accountants  and to verify under reasonable  procedures  the  validity,  amount,  quality,  quantity,  value,  condition and status of, or any other matter  relating to, the  Collateral  owned or rights therein held by or on behalf of such Grantor,  including,  in the  case of  Receivables,  Pledged  Debt,  General  Intangibles,  Commercial  Tort  Claims  or  Collateral  in the
possession of any third person,  by contacting  Account Debtors,  contract parties or other obligors thereon or any third person  possessing such Collateral for the purpose of making such a verification.  The  Administrative  Agent shall have the absolute right to share on a  confidential  basis any  information it gains from such  inspection or verification with any Secured Party.

(iv)     At its option, the Administrative Agent may discharge past due taxes,  assessments,  charges, fees, Liens, security  interests or other  encumbrances  at any time levied or placed on the  Collateral  owned or held by or on behalf of such Grantor,  and not permitted by the Loan Documents,  and may pay for the maintenance and preservation of such  Collateral to the extent such Grantor fails to do so as required by the Loan  Documents,  and such Grantor agrees,  jointly with the other Grantors and  severally,  to reimburse the  Administrative  Agent on demand for any payment  made or any  expense  incurred  by the  Administrative  Agent  pursuant  to the  foregoing  authorization;
provided,  however,  that  nothing  in this  paragraph  shall be  interpreted  as  excusing  any  Grantor  from the performance  of, or imposing any  obligation  on the  Administrative  Agent or any other  Secured  Party to cure or perform, any covenants or other promises of any Grantor with respect to taxes,  assessments,  charges, fees, Liens, security interests or other encumbrances and maintenance as set forth herein or in the other Loan Documents.

(v)      It shall remain liable for the failure to observe and perform all the  conditions  and  obligations  to be observed and performed by it under each  contract,  agreement or  instrument  relating to the  Collateral  owned or held by it or on its behalf, all in accordance with the terms and conditions thereof,  and it agrees,  jointly with the other Grantors and  severally,  to indemnify and hold harmless the  Administrative  Agent and the other Secured
Parties from and against any and all liability for such performance.

(vi)     It shall not make, or permit to be made, an assignment,  pledge or  hypothecation  of the Collateral owned or held by it or on its  behalf,  or grant  any other  Lien in  respect  of such  Collateral,  except as  expressly permitted by the Loan  Documents.  Except for Liens or transfers  expressly  permitted  by the Loan  Documents,  it shall  not  make or  permit  to be made any  transfer  of such  Collateral,  and it shall  remain  at all  times in possession of such Collateral and the direct owner,  beneficially  and of record,  of the Pledged Equity  Interests included in such  Collateral,  except that (A)  Inventory  may be sold in the  ordinary  course of business and (B)
unless and until the  Administrative  Agent shall  notify it that an Event of Default  shall have  occurred  and be continuing  and that,  during the  continuance  thereof,  it shall not sell,  convey,  lease,  assign,  transfer or otherwise  dispose of any such  Collateral  (which  notice  may be given by  telephone  if  promptly  confirmed  in writing),  it may use and dispose of such Collateral in any lawful manner not  inconsistent  with the provisions of this Security Agreement or any other Loan Document.

(vii)    It  shall,  at its own cost  and  expense,  maintain  or cause to be  maintained  insurance  covering  (A)
physical loss or damage to the Collateral  owned or held by it or on its behalf and (B) liability  arising from the use or intended use, or otherwise  attributable  or relating to, such  Collateral,  in each case in accordance with
Section 6.10 of the Credit  Agreement.  The policies  covering such insurance (1) shall, in the case of each policy under  clause (A) of this  paragraph,  contain a standard  loss  payable  clause and shall name the  Administrative
Agent or its agent as sole loss  payee in respect of each claim  resulting  in a payment  under any such  insurance policy exceeding  $500,000,  (2) shall, in the case of each policy under clause (B) of this paragraph,  be indorsed to provide,  in respect of the  interests  of the  Administrative  Agent and the other  Secured  Parties,  that the
Administrative  Agent shall be an  additional  insured and (3) shall,  in the case of each policy under clauses (A)
and (B) of this  paragraph,  provide  (to the extent  customary  in the  insurance  industry)  that 30 days’  prior written notice of any  cancellation or modification  thereof or any reduction of amounts payable  thereunder  shall be given to the  Administrative  Agent,  and in the event that such  Grantor at any time or times shall fail to pay any premium in whole or part relating  thereto,  the  Administrative  Agent may, in its sole  discretion,  pay such premium.  Such Grantor  irrevocably  makes,  constitutes and appoints the  Administrative  Agent (and all officers, employees or agents designated by the  Administrative  Agent) as such Grantor’s true and lawful agent (and attorney in fact) for the purpose,  during the continuance of an Event of Default, of making,  settling and adjusting claims in respect of such  Collateral  under  policies  of  insurance,  endorsing  the name of such  Grantor on any check, draft,  instrument  or other item of payment for the  proceeds of such  policies  of  insurance  and for making all determinations  and decisions with respect thereto.  In the event that such Grantor at any time or times shall fail to obtain or maintain  any of the  policies  of  insurance  required  hereby or to pay any premium in whole or part relating  thereto,  the  Administrative  Agent may, without waiving or releasing any obligation or liability of the
Grantors  hereunder  or any Event of  Default,  in its sole  discretion,  obtain  and  maintain  such  policies  of insurance and pay such premium and take any other actions with respect  thereto as the  Administrative  Agent deems advisable.  All sums disbursed by the Administrative Agent in connection with this paragraph,  including reasonable attorneys’ fees and expenses,  court costs,  expenses and other charges relating  thereto,  shall be payable,  upon demand, by the Grantors to the Administrative Agent and shall be additional Obligations secured hereby.

Section 3.2       Equipment and Inventory

                  Each of the Grantors,  jointly with the other Grantors and severally,  represents and warrants to the  Administrative  Agent and the other Secured Parties that, as of the Applicable  Date, all of the Equipment and
Inventory  included in the Collateral owned or held by it or on its behalf (other than mobile goods,  Inventory and
Equipment in transit and other  Collateral  in which  possession is not  maintained  in the ordinary  course of its business) is kept only at the locations  specified on Schedule 3.2. In addition,  each Grantor covenants and agrees that it shall not permit  Equipment or Inventory  with a value in excess of $250,000  owned or held by it or on its behalf (and shall not permit,  with respect to all  Grantors,  taken as a whole,  Equipment  and  Inventory  with a value in excess of $500,000 in the  aggregate)  to be in the  possession  or control of any  warehouseman,  bailee, agent or processor for a period of greater than thirty (30) consecutive  days,  unless such  warehouseman,  bailee, agent or processor  shall have been  notified of the Security  Interest  and, at the request of the  Administrative
Agent,  shall have agreed in writing to hold such Equipment or Inventory  subject to the Security  Interest and the instructions  of the  Administrative  Agent  and to waive and  release  any Lien  held by it with  respect  to such
Equipment or Inventory, whether arising by operation of law or otherwise.

Section 3.3       Receivables

(a)      Representations  and  Warranties.  Each of the Grantors,  jointly with the other  Grantors and  severally, represents and warrants to the  Administrative  Agent and the other Secured Parties that no Receivable  included in the  Collateral  owned or held by it or on its behalf is evidenced by an  Instrument  or Chattel Paper that has not been delivered to the Administrative Agent.

(b)      Covenants and Agreements. Each Grantor hereby covenants and agrees that:

(i)      It will not,  without the  Administrative  Agent’s  prior  written  consent  (which  consent  shall not be unreasonably  withheld),  grant any extension of the time of payment of any such Receivable,  compromise,  compound or settle the same for less than the full amount thereof,  release,  wholly or partly, any Supporting Obligation or
Collateral Support relating thereto,  or allow any credit or discount  whatsoever  thereon,  other than extensions, credits,  discounts,  releases,  compromises or settlements  granted or made in the ordinary course of business and in accordance with such practices reasonably believed by such Grantor to be prudent.

(ii)     Except as otherwise  provided in this Section,  it shall  continue to collect all amounts due or to become due to it under all such Receivables and any Supporting  Obligations or Collateral  Support relating  thereto,  and diligently  exercise each material right it may have thereunder,  in each case at its own cost and expense,  and in connection  with such  collections  and exercise,  it shall,  upon the occurrence and during the  continuance of an
Event  of  Default,   take  such  action  as  it  or  the  Administrative  Agent  may  reasonably  deem  necessary.
Notwithstanding the foregoing,  the Administrative  Agent shall have the right at any time after the occurrence and during the  continuance  of an Event of Default to notify,  or require such Grantor to notify,  any Account  Debtor with respect to any such Receivable,  Supporting  Obligation or Collateral  Support of the  Administrative  Agent’s
security  interest  therein,  and in  addition,  at any time during the  continuation  of an Event of Default,  the
Administrative  Agent may:  (A) direct such  Account  Debtor to make payment of all amounts due or to become due to such Grantor  thereunder  directly to the  Administrative  Agent and (B)  enforce,  at the cost and expense of such
Grantor,  collection thereof and to adjust,  settle or compromise the amount or payment thereof, in the same manner and to the same extent as such  Grantor  would be able to have done.  If the  Administrative  Agent  notifies  such
Grantor  that it has  elected to collect  any such  Receivable,  Supporting  Obligation  or  Collateral  Support in
accordance  with the  preceding  sentence,  any payments  thereof  received by such Grantor shall not be commingled with any of its other funds or property  but shall be held  separate  and apart  therefrom,  shall be held in trust for the benefit of the  Administrative  Agent  hereunder  and shall be forthwith  delivered  to the  Administrative
Agent in the same form as so  received  (with any  necessary  indorsement),  and such  Grantor  shall not grant any extension  of the time of payment  thereof,  compromise,  compound or settle the same for less than the full amount thereof, release the same, wholly or partly, or allow any credit or discount whatsoever thereon.

(iii)    It shall use commercially  reasonable  efforts to keep in full force and effect any Supporting  Obligation or Collateral Support relating to any Receivable.

Section 3.4       Investment-Related Property

(a)      Representations  and  Warranties.  Each of the Grantors,  jointly with the other  Grantors and  severally, represents and warrants to the Administrative Agent and the other Secured Parties that:

(i)      Schedule  3.4 sets  forth,  as of the  Applicable  Date,  all of the  Pledged  Collateral  included in the
Collateral owned or held by or on behalf of such Grantor.

(ii)     All Pledged Equity  Interests  included in the  Collateral  owned or held by it or on its behalf have been duly  authorized  and validly issued and are fully paid and  non-assessable,  and such Grantor is the direct owner, beneficially  and of record,  thereof,  free and clear of all Liens  (other than Liens  expressly  permitted by the
Loan Documents).

(iii)    All  Pledged  Debt  included  in the  Collateral  owned  or  held by it or on its  behalf  has  been  duly authorized,  issued and  delivered  and,  where  necessary,  authenticated,  and, to the knowledge of such Grantor, constitutes  the  legal,  valid and  binding  obligation  of the  obligor  with  respect  thereto,  enforceable  in
accordance  with  its  terms,   subject  to  the  effects  of  bankruptcy,   insolvency,   fraudulent   conveyance,
reorganization,  moratorium  and other  similar  laws  relating to or affecting  creditors’  rights  generally  and general equitable principles (whether considered in a proceeding in equity or at law).

(iv)     All Pledged  Collateral  consisting of  certificated  securities,  Chattel Paper or  Instruments  has been delivered to the Administrative Agent.

(v)      Other  than the  Pledged  Equity  Interests  that  constitute  General  Intangibles,  there is no  Pledged
Collateral  other than that  represented  by  certificated  securities  or  Instruments  in the  possession  of the
Administrative Agent.

(b)      Registration  in Nominee  Name;  Denominations.  Each  Grantor  hereby  agrees that (i)  without  limiting
Article  5, the  Administrative  Agent,  on behalf of the  Secured  Parties,  shall have the right (in its sole and absolute discretion) to hold  Investment-Related  Property included in the Collateral owned or held by it or on its behalf in the Administrative  Agent’s own name as pledgee,  the name of its nominee (as pledgee or as sub-agent) or the  name of the  applicable  Grantor,  endorsed  or  assigned,  where  applicable,  in  blank  or in  favor of the
Administrative  Agent,  (ii)  at the  Administrative  Agent’s  request,  such  Grantor  will  promptly  give to the
Administrative  Agent copies of any material  notices or other written  communications  received by it with respect to any  Investment-Related  Property  included in the Collateral owned or held by it or on its behalf registered in its name and (iii) the  Administrative  Agent  shall at all times  have the  right to  exchange  any  certificates, instruments  or other  documents  representing  or  evidencing  any  Investment-Related  Property  included  in the
Collateral  owned or held by or on behalf of such  Grantor for  certificates,  instruments  or other  documents  of smaller or larger denominations for any purpose consistent with this Security Agreement.

(c)      Voting and Distributions.

(i)      Unless and until an Event of Default shall have occurred and be continuing:

(A)      Each Grantor  shall be entitled to exercise any and all voting and/or other  consensual  rights and powers inuring to an owner of the  Investment-Related  Property included in the Collateral owned or held by it or on its behalf, or any part thereof,  for any purpose  consistent with the terms of this Security Agreement and the other Loan Documents;  provided,  however,  that such Grantor will not be entitled to exercise any such right if the result thereof could  materially and adversely  affect the rights inuring to a holder of the  Investment-Related  Property  or the rights and  remedies of any of the  Secured  Parties  under this
         Security  Agreement  or any other Loan  Document or the ability of any of the Secured  Parties to exercise the same.

(B)      The  Administrative  Agent  shall  execute  and  deliver  to each  Grantor,  or cause to be  executed  and delivered to each Grantor,  all such  proxies,  powers of attorney and other  instruments  as such Grantor may  reasonably  request for the purpose of enabling it to exercise the voting  and/or  consensual  rights and powers it is entitled to exercise  pursuant to  subsection  (c)(i)(A) and to receive the cash payments it is entitled to receive pursuant to subsection (c)(i)(C).

(C)      Each  Grantor  shall be entitled  to  receive,  retain and use any and all cash  dividends,  interest  and principal paid on the  Investment-Related  Property  included in the Collateral  owned or held by it or on its behalf to the extent and only to the extent that such cash  dividends,  interest and principal are not prohibited  by, and not otherwise  paid in a manner that  violates the terms and  conditions of the Credit
         Agreement,  the  other  Loan  Documents  and  applicable  laws.  All  non-cash  dividends,   interest  and
         principal,  and all  dividends,  interest and principal paid or payable in cash or otherwise in connection with a partial  or total  liquidation  or  dissolution,  return of  capital,  capital  surplus  or paid in surplus,  and all other  distributions  (other than distributions  referred to in the preceding  sentence)
         made on or in respect of the  Investment-Related  Property  included in the Collateral owned or held by it or on its behalf,  whether paid or payable in cash or otherwise,  whether  resulting  from a  subdivision, combination  or  reclassification  of the  outstanding  Equity  Interests  in any  issuer or  received  in exchange for any  Investment-Related  Property,  or any part thereof,  or in redemption  thereof,  or as a result of any merger,  consolidation,  acquisition or other exchange of assets to which such issuer may be a party or  otherwise,  shall be and become part of the  Collateral,  and,  if  received by such  Grantor, shall not be  commingled  with any of its other funds or  property  but shall be held  separate  and apart therefrom,  shall be held in trust for the  benefit of the  Administrative  Agent  hereunder  and shall be forthwith  delivered  to the  Administrative  Agent in the same form as so  received  (with any  necessary endorsement).

(ii)     Without  limiting the  generality of the foregoing,  upon the occurrence and during the  continuance of an
Event of Default and to the extent not prohibited under the Communications Act:

(A)      All rights of each Grantor to dividends,  interest or principal that it is authorized to receive  pursuant to  subsection  (c)(i)(C)  shall  cease,  and  all  such  rights  shall  thereupon  become  vested  in the
         Administrative  Agent,  which shall have the sole and exclusive  right and authority to receive and retain such dividends,  interest or principal, as applicable.  All dividends,  interest and principal received by or on behalf of any Grantor  contrary to the  provisions  of this  Section  shall be held in trust for the benefit of the  Administrative  Agent,  shall be segregated  from other  property or funds of such Grantor and shall be forthwith  delivered to the Administrative  Agent upon demand in the same form as so received
         (with any  necessary  endorsement).  Any and all money and other  property paid over to or received by the
         Administrative  Agent pursuant to the provisions of this  subsection  (c)(ii)(A)  shall be retained by the
         Administrative  Agent in an account to be established  in the name of the  Administrative  Agent,  for the ratable  benefit  of the  Secured  Parties,  upon  receipt of such  money or other  property  and shall be applied in accordance  with the provisions of Section 6.2.  Subject to the  provisions of this  subsection
         (c)(ii)(A),  such account shall at all times be under the sole dominion and control of the  Administrative
         Agent, and the Administrative  Agent shall at all times have the sole right to make withdrawals  therefrom and to  exercise  all rights with  respect to the funds and other  property  from time to time  therein or credited  thereto  as set forth in the Loan  Documents.  After all  Events of  Default  have been cured or waived,  the Administrative  Agent shall,  within five Business Days after all such Events of Default have been  cured or  waived,  repay to the  applicable  Grantor  all cash  dividends,  interest  and  principal
         (without  interest)  that such Grantor  would  otherwise  be permitted to retain  pursuant to the terms of subsection (c)(i)(C) and which remain in such account.

(B)      All rights of each  Grantor to  exercise  the voting and  consensual  rights and powers it is  entitled to exercise  pursuant  to  subsection  (c)(i)(A),  and the  obligations  of the  Administrative  Agent  under
         subsection   (c)(i)(B),   shall  cease,  and  all  such  rights  shall  thereupon  become  vested  in  the
         Administrative  Agent,  which shall have the sole and  exclusive  right and  authority  to  exercise  such voting and  consensual  rights and powers,  provided  that,  unless  otherwise  directed  by the  Required
         Lenders,  the  Administrative  Agent  shall  have the right  from time to time  following  and  during the continuance  of an Event of Default to permit such Grantor to exercise  such  rights.  After all Events of
         Default have been cured or waived,  the applicable  Grantor will have the right to exercise the voting and consensual  rights and powers that it would  otherwise  be  entitled to exercise  pursuant to the terms of subsection (c)(i)(A).

Section 3.5       Letter of Credit Rights

                  Each of the Grantors,  jointly with the other Grantors and severally,  represents and warrants to the  Administrative  Agent and the other Secured Parties that Schedule 3.5 sets forth,  as of the Applicable  Date, each letter of credit  giving rise to a Letter of Credit Right  included in the  Collateral  owned or held by or on behalf of such Grantor.

Section 3.6       Intellectual Property Collateral

(a)      Representations  and  Warranties.  Each of the Grantors,  jointly with the other  Grantors and  severally, represents  and warrants to the  Administrative  Agent and the other Secured  Parties that Schedule 3.6 sets forth, as of the Applicable  Date, (i) all of the material  federally  registered  and material  non-federally  registered
Patents and  Trademarks,  included in the Collateral  owned or held by or on behalf of such Grantor and (ii) all of the material federally  registered and material  non-federally  registered  Copyrights,  included in the Collateral owned or held by or on behalf of such Grantor.

(b)      Covenants and Agreements. Each Grantor hereby covenants and agrees as follows:

(i)      It will not, nor will it permit any of its licensees (or  sublicensees)  to, do any act, or omit to do any act,  whereby any Patent  included in the  Collateral  that is material to the conduct of its  business  may become invalidated  or dedicated  to the public,  and it shall  continue to mark any  products  covered by any such Patent with the relevant patent number as necessary to establish and preserve its maximum rights under  applicable  patent laws.

(ii)     It will (either  directly or through its licensees or its  sublicensees),  for each Trademark  included in the  Collateral  (A) maintain such  Trademark in full force free from any claim of  abandonment  or invalidity  for non-use,  (B)  maintain the quality of products and services  offered  under any such  Trademark,  (C) display such
Trademark  with  notice of  Federal or other  analogous  registration  to the extent  necessary  to  establish  and preserve its rights under  applicable  law, and (D) not knowingly  use or knowingly  permit any of its licensees or sublicensees  to use such Trademark in violation of any third party’s valid and legal rights,  except to the extent that a failure to do so would not have a Material Adverse Effect.

(iii)    It will  (either  directly or through  its  licensees  or its  sublicensees),  for each work  covered by a
Copyright included in the Collateral,  continue to publish,  reproduce,  display, adopt and distribute the material work with  appropriate  copyright notice as necessary to establish and preserve its maximum rights under applicable copyright laws, except to the extent that a failure to do so would not have a Material Adverse Effect.

(iv)     It will promptly notify the  Administrative  Agent in writing if it knows that any  Intellectual  Property included in the Collateral may become abandoned,  lost or dedicated to the public, or of any adverse  determination or development  (including the institution of, or any such  determination  or development in, any proceeding in the
United  States  Patent and  Trademark  Office or the United  States  Copyright  Office,  or any similar  offices or tribunals in the United States of America)  regarding such Grantor’s  ownership of any such Intellectual  Property, its right to register  the same,  or to keep and  maintain  the same,  except to the extent that a failure to do so would not have a Material Adverse Effect.

(v)      In no event shall it,  either  directly  or through any agent,  employee,  licensee or  designee,  file an application  for any  Intellectual  Property  material to the conduct of its business with the United States Patent and Trademark  Office,  the United States  Copyright Office or any similar offices in the United States of America, unless, as soon as practicable,  it notifies the  Administrative  Agent in writing thereof and, upon request of the
Administrative  Agent,  executes and  delivers any and all  agreements,  instruments,  documents  and papers as the
Administrative  Agent may request to evidence the  Administrative  Agent’s security  interest in such  Intellectual
Property,  and such Grantor hereby appoints the Administrative  Agent as its  attorney-in-fact  to execute and file such writings for the foregoing  purposes,  all acts of such attorney  being hereby  ratified and  confirmed;  such power, being coupled with an interest, is irrevocable.

(vi)     It will take all  commercially  reasonable  steps that are consistent  with the practice in any proceeding before the United States Patent and Trademark  Office,  the United States  Copyright  Office or any similar offices or tribunals in the United  States of America,  to maintain and pursue each  material  application  relating to the
Intellectual  Property  included in the Collateral owned or held by it or on its behalf (and to obtain the relevant grant or registration) and to maintain each issued Patent and each registered  Trademark and Copyright  included in the  Collateral  that is material to the conduct of its business,  including  timely  filings of  applications  for renewal,  affidavits of use,  affidavits of  incontestability  and payment of maintenance fees, and, if consistent, in  good  faith,  with  reasonable  business  judgment,  to  initiate  opposition,  interference  and  cancellation proceedings  against  third  parties.  In the event that it has reason to believe  that any  Intellectual  Property included in the Collateral has been or is about to be infringed,  misappropriated  or diluted by a third party,  it shall,  as soon as  practicable,  notify the  Administrative  Agent in writing and shall,  if  consistent,  in good faith,  with reasonable  business  judgment,  promptly sue for  infringement,  misappropriation  or dilution and to recover any and all damages for such  infringement,  misappropriation  or dilution,  and take such other actions as are  appropriate  under the  circumstances  to protect  such  Intellectual  Property,  except to the extent  that a failure to do so would not have a Material Adverse Effect.

(vii)    During the continuance of an Event of Default,  it shall take such action as the Administrative  Agent may reasonably  deem necessary to obtain all requisite  consents or approvals by the licensor of each License  included in the Collateral  owned or held by it or on its behalf to effect the  assignment  (as collateral  security) of all of its right, title and interest thereunder to the Administrative Agent or its designee.

(viii)   It shall take  commercially  reasonable  steps  necessary  to protect  the secrecy of all  material  Trade
Secrets used in the conduct of its business, including restricting access to such Trade Secrets.

(ix)     It shall  continue to take  commercially  reasonable  steps to collect all amounts due or to become due to such Grantor under all material  Intellectual  Property  included in the  Collateral  owned or held by it or on its behalf,  and  diligently  exercise each  material  right it may have  thereunder,  in each case at its own cost and expense,  and in connection  with such  collections  and exercise,  it shall,  upon the  occurrence  and during the continuance  of an Event of  Default,  take such  action as it or the  Administrative  Agent  may  reasonably  deem necessary.  Notwithstanding  the  foregoing,  the  Administrative  Agent shall have the right at any time after the occurrence  and during the  continuance  of an Event of Default to notify,  or require such Grantor to notify,  any relevant obligors with respect to such amounts of the Administrative Agent’s security interest therein.

Section 3.7       Commercial Tort Claims

(a)      Representations  and  Warranties.  Each of the Grantors,  jointly with the other  Grantors and  severally, represents  and warrants to the  Administrative  Agent and the other Secured  Parties that Schedule 3.7 sets forth, as of the Applicable Date, all Material Commercial Tort Claims.

(b)      Covenants  and  Agreements.   Each  Grantor  hereby  covenants  and  agrees  that  it  shall  provide  the
Administrative  Agent with  prompt  written  notice of each  Material  Commercial  Tort  Claim,  and any  judgment, settlement or other disposition thereof.

Article 4.
                                                FURTHER ASSURANCES
         Each Grantor hereby covenants and agrees, at its own cost and expense,  to execute,  acknowledge,  deliver and/or cause to be duly filed all such further  agreements,  instruments and other documents  (including  favorable legal opinions in connection with any Transaction if reasonably  required by the  Administrative  Agent),  and take all such further  actions,  that the  Administrative  Agent may from time to time  reasonably  request to preserve, protect and perfect the Security  Interest granted by it and the rights and remedies created hereby,  including the payment of any fees and taxes  required in connection  with its execution and delivery of this Security  Agreement, the  granting by it of the Security  Interest  and the filing of any  financing  statements  or other  documents in connection  herewith or therewith.  In addition,  to the extent  permitted by applicable  law, each Grantor  hereby irrevocably  authorizes the  Administrative  Agent to file one or more financing or  continuation  statements,  and amendments  thereto,  relative to all or any part of the  Collateral  owned or held by it or on its behalf  without the signature of such Grantor and agrees that a photographic or other  reproduction  of this Security  Agreement or of a financing  statement  signed by such Grantor shall be sufficient as a financing  statement and may be filed as a financing  statement in any and all  jurisdictions.  Each  Grantor  hereby  further  irrevocably  authorizes  the
Administrative  Agent to file a Record or Records,  including financing  statements,  in all jurisdictions and with all  filing  offices  that the  Administrative  Agent  may  determine,  in its sole and  absolute  discretion,  are necessary,  advisable  or prudent to perfect the  Security  Interest  granted by it and agrees that such  financing statements  may  describe  the  Collateral  owned or held by it or on its  behalf in the same  manner as  described herein or may contain an indication or description  of collateral  that describes such property in any other manner that the  Administrative  Agent may  determine,  in its sole and absolute  discretion,  is necessary,  advisable or prudent to perfect the Security  Interest  granted by such  Grantor,  including  describing  such  property as “all assets” or “all personal property.”

Article 5.
                                  ADMINISTRATIVE AGENT APPOINTED ATTORNEY-IN-FACT
         Each Grantor hereby appoints the  Administrative  Agent and any officer or agent thereof,  as its true and lawful agent and attorney in fact for the purpose of carrying out the  provisions  of this  Security  Agreement and taking any action and executing any  instrument  that the  Administrative  Agent may deem necessary or advisable to accomplish  the purposes  hereof,  which  appointment  is  irrevocable  and coupled  with an interest,  and without limiting  the  generality  of the  foregoing,  the  Administrative  Agent  shall  have  the  right,  with  power of substitution  for  such  Grantor  and in  such  Grantor’s  name or  otherwise,  for  the  use  and  benefit  of the
Administrative  Agent and the other Secured Parties,  upon the occurrence and during the continuance of an Event of
Default and at such other time or times permitted by the Loan  Documents,  (i) to receive,  endorse,  assign and/or deliver any and all notes,  acceptances,  checks,  drafts,  money orders or other evidences of payment  relating to the Collateral owned or held by it or on its behalf or any part thereof; (ii) to demand,  collect,  receive payment of, give receipt for, and give discharges and releases of, any of such  Collateral;  (iii) to sign the name of such
Grantor  on any  invoice  or bill of lading  relating  to any of such  Collateral;  (iv) to send  verifications  of
Receivables  owned or held by it or on its behalf to any Account Debtor;  (v) to commence and prosecute any and all suits,  actions or proceedings at law or in equity in any court of competent  jurisdiction  to collect or otherwise realize on any of the  Collateral  owned or held by it or on its behalf or to enforce  any rights in respect of any of such  Collateral;  (vi) to settle,  compromise,  compound,  adjust or defend any actions,  suits or  proceedings relating to any of such  Collateral;  (vii) to notify,  or to require such Grantor to notify,  Account  Debtors and other obligors to make payment directly to the  Administrative  Agent, and (viii) to use, sell,  assign,  transfer, pledge,  make any  agreement  with respect to or otherwise  deal with any of such  Collateral,  and to do all other acts and things necessary to carry out the purposes of this Security  Agreement,  as fully and completely as though the  Administrative  Agent were the absolute owner of such  Collateral for all purposes;  provided,  however,  that nothing  herein  contained  shall be construed as requiring or  obligating  the  Administrative  Agent or any other
Secured  Party to make any  commitment  or to make any  inquiry  as to the  nature or  sufficiency  of any  payment received by the  Administrative  Agent or any other Secured Party, or to present or file any claim or notice, or to take any action  with  respect to any of the  Collateral  or the monies due or to become due in respect  thereof or any property covered thereby,  and no action taken or omitted to be taken by the Administrative  Agent or any other
Secured  Party with  respect to any of the  Collateral  shall give rise to any defense,  counterclaim  or offset in favor of such Grantor or to any claim or action against the  Administrative  Agent or any other Secured Party.  The provisions of this Article shall in no event relieve any Grantor of any of its  obligations  hereunder or under the other Loan Documents with respect to any of the  Collateral or impose any  obligation on the  Administrative  Agent or any other Secured Party to proceed in any  particular  manner with respect to any of the  Collateral,  or in any way limit the exercise by the  Administrative  Agent or any other  Secured Party of any other or further right that it may  have on the date of this  Security  Agreement  or  hereafter,  whether  hereunder,  under  any  other  Loan
Document,  by law or otherwise.  Any sale pursuant to the provisions of this  paragraph  shall be deemed to conform to the commercially  reasonable  standards as provided in Section 9-611 of the UCC as in effect in the State of New
York or its equivalent in other jurisdictions (or any successor provisions).

Article 6.
                                               REMEDIES UPON DEFAULT
Section 6.1       Remedies Generally

(a)      General  Rights.  Upon the  occurrence  and during the  continuance  of an Event of Default,  each Grantor agrees to  deliver  each item of  Collateral  owned or held by it or on its behalf to the  Administrative  Agent on demand,  and it is agreed that the  Administrative  Agent shall have the right to take any of or all the  following actions at the same or different times: (i) with respect to any Collateral  consisting of Intellectual  Property or
Commercial  Tort  Claims,  on  demand,  to cause  the  Security  Interest  to become an  assignment,  transfer  and conveyance of any such  Collateral  by the  applicable  Grantors to the  Administrative  Agent,  or, in the case of
Intellectual  Property,  to  license or  sublicense,  whether  general,  special or  otherwise,  and  whether on an exclusive or  non-exclusive  basis,  any such  Collateral  throughout the world on such terms and conditions and in such manner as the  Administrative  Agent shall  determine,  unless any of the Grantor’s  obligations  set forth in this clause (a) would  violate any  then-existing  licensing  arrangements  to the extent  that  waivers  cannot be obtained,  (ii) with or without legal process and with or without prior notice or demand for  performance,  to take possession of the Collateral  owned or held by it or on its behalf and without  liability for trespass to enter any premises where such  Collateral may be located for the purpose of taking  possession of or removing such Collateral and,  generally,  to exercise any and all rights afforded to a secured party under the UCC or other applicable law, and (iii)  appoint a receiver for all or any portion of the  Collateral.  Without  limiting the  generality  of the foregoing,  each Grantor agrees that the Administrative  Agent shall have the right, upon the occurrence and during the  continuance  of an Event of Default,  subject to the  mandatory  requirements  of  applicable  law, to sell or otherwise  dispose of any of the  Collateral  owned or held by or on behalf of such  Grantor,  at public or private sale or at any broker’s board or on any securities  exchange,  for cash,  upon credit or for future delivery as the
Administrative Agent shall deem appropriate.  The Administrative Agent shall be irrevocably  authorized at any such sale of such  Collateral  constituting  securities (if it deems it advisable to do so) to restrict the  prospective bidders or purchasers to Persons who will  represent and agree that they are purchasing  such  Collateral for their own account for investment and not with a view to the  distribution or sale thereof,  and upon  consummation of any such sale,  the  Administrative  Agent shall have the right to assign,  transfer  and deliver to the  purchaser  or purchasers  thereof the  Collateral  so sold.  Each such  purchaser at any such sale shall hold the  property  sold absolutely,  free from any claim or right on the part of the  applicable  Grantor,  and such Grantor  hereby waives
(to the extent  permitted by law) all rights of redemption,  stay,  valuation and appraisal  which such Grantor now has or may at any time in the future have under any rule of law or statute now existing or hereafter enacted.

(b)      Sale of  Collateral.  The  Administrative  Agent shall give each Grantor ten days’  written  notice (which such Grantor  agrees is reasonable  notice within the meaning of Section 9-611 of the UCC as in effect in the State of New York or its equivalent in other jurisdictions (or any successor  provisions)) of the Administrative  Agent’s intention to make any sale of any of the  Collateral  owned or held by or on behalf of such  Grantor.  Such notice, in the case of a public  sale,  shall  state  the time and  place  for such  sale  and,  in the case of a sale at a broker’s board or on a securities exchange,  shall state the board or exchange at which such sale is to be made and the day on which such  Collateral  will first be offered for sale at such board or  exchange.  Any such public sale shall  be  held at such  time or  times  within  ordinary  business  hours  and at  such  place  or  places  as the
Administrative  Agent may fix and state in the notice (if any) of such sale.  At any such sale,  the  Collateral to be sold may be sold in one lot as an entirety  or in  separate  parcels,  as the  Administrative  Agent may (in its sole and absolute  discretion)  determine.  The Administrative Agent shall not be obligated to make any sale of any
Collateral  if it shall  determine  not to do so,  regardless  of the fact that  notice of sale of such  Collateral shall have been  given.  The  Administrative  Agent  may,  without  notice or  publication,  adjourn  any public or private sale or cause the same to be adjourned  from time to time by  announcement  at the time and place fixed for sale,  and  such  sale  may,  without  further  notice,  be made at the time  and  place  to which  the same was so adjourned.  In case any sale of any of the Collateral is made on credit or for future  delivery,  the Collateral so sold may be  retained  by the  Administrative  Agent until the sale price is paid by the  purchaser  or  purchasers thereof,  but the  Administrative  Agent shall not incur any  liability in case any such  purchaser  or  purchasers shall fail to take up and pay for the Collateral so sold and, in case of any such failure,  such  Collateral may be sold again upon like notice.  At any public (or, to the extent  permitted by  applicable  law,  private)  sale made pursuant to this Section,  any Secured Party may bid for or purchase,  free (to the extent  permitted by applicable law) from any right of  redemption,  stay,  valuation  or  appraisal  on the part of such  Grantor (all said rights being also hereby waived and released to the extent  permitted by law), any of the Collateral  offered for sale and may make  payment on  account  thereof by using any claim  then due and  payable  to such  Secured  Party from such
Grantor as a credit  against the purchase  price,  and such Secured  Party may, upon  compliance  with the terms of sale,  hold,  retain and dispose of such property  without further  accountability  to such Grantor  therefor.  For purposes  hereof,  (i) a written  agreement to purchase any of the  Collateral  shall be treated as a sale thereof,
(ii) the  Administrative  Agent  shall be free to carry  out such sale  pursuant  to such  agreement,  and (iii) no
Grantor shall be entitled to the return of any of the Collateral  subject  thereto,  notwithstanding  the fact that after the  Administrative  Agent shall have entered into such an  agreement  all Events of Default  shall have been remedied and the  Obligations  paid in full. As an  alternative  to exercising  the power of sale herein  conferred upon it, the  Administrative  Agent may proceed by a suit or suits at law or in equity to foreclose upon any of the
Collateral  and to sell any of the  Collateral  pursuant  to a  judgment  or  decree  of a court or  courts  having competent  jurisdiction  or  pursuant to a  proceeding  by a  court-appointed  receiver.  Any sale  pursuant to the provisions  of this  Article  shall be deemed to conform to the  commercially  reasonable  standards as provided in
Part 6 of Article 9 of the UCC as in effect in the State of New York or its equivalent in other  jurisdictions  (or any successor  provisions).  Without limiting the generality of the foregoing,  each Grantor agrees as follows: (A)
if the  proceeds of any sale of the  Collateral  owned or held by it or on its behalf  pursuant to this Article are insufficient  to pay all the  Obligations,  it shall be liable for the resulting  deficiency and the fees,  charges and  disbursements of any counsel employed by the  Administrative  Agent or any other Secured Party to collect such deficiency,  (B) it hereby waives any claims  against the  Administrative  Agent arising by reason of the fact that the price at which any such  Collateral  may have been sold at any private  sale  pursuant to this Article was less than the price that might have been obtained at a public sale, even if the  Administrative  Agent accepts the first offer  received and does not offer such  Collateral  to more than one offeree,  (C) there is no adequate  remedy at law for failure by it to comply with the  provisions  of this Section and that such failure would not be adequately compensable  in damages,  and therefore  agrees that its agreements in this Section may be  specifically  enforced,
(D) the  Administrative  Agent may sell any such  Collateral  without giving any warranties as to such  Collateral, and the  Administrative  Agent  may  specifically  disclaim  any  warranties  of  title  or the  like,  and (E) the
Administrative Agent shall have no obligation to marshal any such Collateral.

(c)      Authorizations.  Notwithstanding  anything to the contrary  contained in any Loan Document or in any other agreement,  instrument  or document  executed  by any  Grantor  and  delivered  to the  Administrative  Agent,  the
Administrative  Agent will not take any action  pursuant  to any Loan  Document or any other  document  referred to above which would  constitute or result in any assignment of any  Authorization  issued by the FCC or constitute or result in any change of control  (whether de jure or de facto) of such Grantor or any of its  subsidiaries  if such assignment  of any such  Authorization  or change of control  would  require,  under then  existing  law, the prior approval of the FCC without first  obtaining  such prior  approval of the FCC.  Upon the  occurrence of an Event of
Default or at any time  thereafter  during the  continuance  thereof,  such Grantor agrees to take any action which the  Administrative  Agent  may  reasonably  request  in order to  obtain  from the FCC or any  other  Governmental
Authority  such  approval as may be  necessary  to enable the  Administrative  Agent to exercise and enjoy the full rights  and  benefits  granted to the  Administrative  Agent by this  Security  Agreement  and the other  documents referred to above,  including  specifically,  at the cost and expense of such  Grantor,  the use of best efforts to assist in  obtaining  approval  of the FCC or such  other  Governmental  Authority  for any  action or  transaction contemplated by this Security  Agreement for which such approval is or shall be required by law, and  specifically, without limitation,  upon request, to prepare, sign and file with the FCC or such other Governmental  Authority the assignor’s  or  transferor’s  portion  of  any  application  or  applications  for  consent  to the  assignment  of
Authorization  or  transfer  of  control  necessary  or  appropriate  under  the FCC’s or such  other  Governmental
Authority’s  rules  and  regulations  for  approval  of (i) any sale or other  disposition  of the  Pledged  Equity
Interests  or  other  Collateral  by or on  behalf  of the  Administrative  Agent,  or (ii) any  assumption  by the
Administrative  Agent of voting rights in the Pledged  Equity  Interests  effected in accordance  with the terms of this Security  Agreement.  It is understood  and agreed that all  foreclosure  and related  actions will be made in accordance with the Communications  Act and applicable  regulations and published policies and decisions of the FCC
(including any  requirement  that,  after an Event of Default has occurred and is continuing,  (A) each  applicable
Grantor shall maintain the voting rights such Grantor is entitled to exercise  pursuant to Section  3.4(c)(i)(A) in respect of such Pledged Equity  Interests and (B) with respect to any  foreclosure on the Pledged Equity  Interests in any Subsidiary that directly or indirectly holds an FCC License,  (1) the  Administrative  Agent shall conduct a public  (i.e.,  auction)  or private  arm’s  length  sale of such  Pledged  Equity  Interests  and (2) prior to the exercise of any rights over such Pledged  Equity  Interests  purchased at a public or private  sale,  the purchaser shall  obtain  prior FCC  approval  pursuant to 47 U.S.C.  §310(d)) and the  statutes,  regulations  and  published policies and decisions enforced by such other Governmental  Authorities  pertaining to such foreclosure and related actions.

Section 6.2       Application of Proceeds of Sale

                  The  Administrative  Agent shall apply the proceeds of any collection or sale of the  Collateral, as well as any  Collateral  consisting  of cash  (except  as  otherwise  provided  in  Section  6.11 of the  Credit
Agreement), as follows:

                           FIRST,  to  the  payment  of  all  reasonable   costs  and  expenses   incurred  by  the
                  Administrative  Agent (in its  capacity as such  hereunder  or under any other Loan  Document) in connection  with  such  collection  or  sale  or  otherwise  in  connection  with  this  Security
                  Agreement,  any other Loan Document or any of the Obligations,  including all out of pocket court costs and the  reasonable  fees and expenses of its agents and legal  counsel,  the  repayment of all advances  made by the  Administrative  Agent  hereunder  or under any other Loan  Document on behalf of any  Grantor  and any other  reasonable  out-of-pocket  costs or  expenses  incurred in connection with the exercise of any right or remedy hereunder or under any other Loan Document;

                           SECOND,  to the  payment  in full of the  Obligations  (the  amounts  so  applied  to be distributed  among  the  Secured  Parties  pro  rata  in  accordance  with  the  amounts  of  the
                  Obligations owed to them on the date of any such distribution); and

                           THIRD,  to  the  applicable  Grantor,  its  successors  or  assigns,  or as a  court  of competent jurisdiction may otherwise direct.

         The  Administrative  Agent shall have sole and absolute  discretion as to the time of  application  of any such proceeds,  monies or balances in accordance with this Security  Agreement.  Upon any sale of the Collateral by the  Administrative  Agent  (including  pursuant  to a  power  of sale  granted  by  statute  or  under a  judicial proceeding),  the receipt of the  purchase  money by the  Administrative  Agent or of the  officer  making the sale shall be a sufficient  discharge to the  purchaser or purchasers  of the  Collateral so sold and such  purchaser or purchasers  shall not be obligated  to see to the  application  of any part of the purchase  money paid over to the
Administrative Agent or such officer or be answerable in any way for the misapplication thereof.

Section 6.3       Investment-Related Property

                  In view of the  position  of each  Grantor in  relation to the  Investment-Related  Property,  or because of other current or future  circumstances,  a question may arise under the  Securities  Act of 1933, as now or hereafter in effect,  or any similar statute  hereafter enacted analogous in purpose or effect (such Act and any such similar  statute as from time to time in effect being  called the “Federal  Securities  Laws”) with respect to any disposition of the  Investment-Related  Property permitted hereunder.  Each Grantor understands that compliance with the Federal  Securities  Laws might very strictly limit the course of conduct of the  Administrative  Agent if the  Administrative  Agent were to attempt to dispose of all or any part of the  Investment-Related  Property,  and might also limit the extent to which or the manner in which any  subsequent  transferee  of any  Investment-Related
Property could dispose of the same.  Similarly,  there may be other legal restrictions or limitations affecting the
Administrative Agent in any attempt to dispose of all or part of the  Investment-Related  Property under applicable
Blue Sky or other state  securities  laws or similar laws analogous in purpose or effect.  Each Grantor  recognizes that in light of such  restrictions and limitations the  Administrative  Agent may, with respect to any sale of the
Investment-Related  Property,  limit the  purchasers to those who will agree,  among other things,  to acquire such
Investment-Related  Property for their own account,  for  investment,  and not with a view to the  distribution  or resale thereof.  Each Grantor  acknowledges  and agrees that in light of such  restrictions  and  limitations,  the
Administrative  Agent,  in its sole and absolute  discretion,  (i) may proceed to make such a sale whether or not a registration  statement  for the purpose of  registering  such  Investment-Related  Property,  or any part thereof, shall  have been  filed  under the  Federal  Securities  Laws and (ii) may  approach  and  negotiate  with a single potential  purchaser to effect such sale. Each Grantor  acknowledges  and agrees that any such sale might result in prices  and  other  terms  less  favorable  to the  seller  than if such  sale  were a  public  sale  without  such restrictions.  In the event of any such sale, the  Administrative  Agent shall incur no responsibility or liability for selling all or any part of the  Investment-Related  Property at a price that the  Administrative  Agent, in its sole and absolute  discretion,  may in good faith deem  reasonable  under the  circumstances,  notwithstanding  the possibility  that a  substantially  higher  price might have been  realized if the sale were  deferred  until after registration  as aforesaid or if more than a single  purchaser  were  approached.  The  provisions  of this Section will apply  notwithstanding  the existence of a public or private  market upon which the quotations or sales prices may exceed substantially the price at which the Administrative Agent sells any such Investment-Related Property.

Section 6.4       Grant of License to Use Intellectual Property

                  For the purpose of enabling the  Administrative  Agent to exercise rights and remedies under this
Article,  at such time as the  Administrative  Agent  shall be  lawfully  entitled  to  exercise  such  rights  and remedies,  each Grantor  hereby grants,  to the extent it has the right to grant,  to the  Administrative  Agent an irrevocable,  nonexclusive  license  (exercisable without payment of royalty or other compensation to such Grantor)
to use,  license or  sublicense  any of the  Collateral  consisting of  Intellectual  Property now owned or held or hereafter  acquired or held by or on behalf of such  Grantor,  and wherever the same may be located,  and including in such license  reasonable  access to all media in which any of the  licensed  items may be recorded or stored and to all computer  software and programs used for the  compilation  or printout  thereof.  The use of such license by the Administrative  Agent shall be exercised,  at the option of the  Administrative  Agent, upon the occurrence and during the  continuation  of an Event of  Default;  provided  that any  license,  sublicense  or other  transaction
entered  into  by  the   Administrative   Agent  in  accordance   herewith  shall  be  binding  upon  such  Grantor
notwithstanding  any  subsequent  cure of an Event of Default.  Any  royalties and other  payments  received by the
Administrative Agent shall be applied in accordance with Section 6.2.

Section 6.5       Registration, etc.

                  Each  Grantor  agrees  that,  upon the  occurrence  and  during  the  continuance  of an Event of
Default,  if for any reason the  Administrative  Agent desires to sell any of the Pledged  Collateral owned or held by or on behalf of such  Grantor at a public  sale,  it will,  at any time and from time to time,  upon the written request of the  Administrative  Agent, use its best efforts to take or to cause,  where  applicable,  the issuer of such Pledged  Collateral to take such action and prepare,  distribute  and/or file such documents,  as are required or advisable in the reasonable  opinion of counsel for the  Administrative  Agent to permit the public sale of such
Pledged Collateral.  Each Grantor further agrees to indemnify,  defend and hold harmless the Administrative  Agent, each other Secured Party,  any underwriter and their  respective  officers,  directors,  affiliates and controlling
Persons from and against all loss,  liability,  expenses,  costs of counsel (including reasonable fees and expenses of legal counsel),  and claims  (including the costs of investigation)  that they may incur,  insofar as such loss, liability,  expense or claim, as applicable,  relates to such Grantor or any of its property,  and arises out of or is based upon any alleged  untrue  statement of a material fact  contained in any  prospectus  (or any amendment or supplement  thereto) or in any  notification  or offering  circular,  or arises out of or is based upon any alleged omission  to state a material  fact  required  to be stated  therein or  necessary  to make the  statements  in any thereof not misleading,  except insofar as the same may have been caused by any untrue  statement or omission based upon information furnished in writing to such Grantor or the issuer of such Pledged Collateral,  as applicable,  by the Administrative  Agent or any other Secured Party expressly for use therein.  Each Grantor further agrees,  upon such written  request  referred to above,  to use its best efforts to qualify,  file or register,  or cause,  where applicable,  the issuer of such Pledged  Collateral  to qualify,  file or register,  any of the Pledged  Collateral owned or held by or on behalf of such  Grantor  under the Blue Sky or other  securities  laws of such states as may be  requested  by  the  Administrative  Agent  and  keep  effective,  or  cause  to be  kept  effective,  all  such qualifications,  filings or  registrations.  Each  Grantor  will bear all costs and  expenses of  carrying  out its obligations  under this Section.  Each Grantor  acknowledges that there is no adequate remedy at law for failure by it to comply with the  provisions  of this Section and that such failure  would not be  adequately  compensable  in damages, and therefore agrees that its agreements contained in this Section may be specifically enforced.

Article 7.
                                       REIMBURSEMENT OF ADMINISTRATIVE AGENT
         Each Grantor agrees,  jointly with the other Grantors and severally,  to pay to the  Administrative  Agent the amount of any and all  reasonable  out-of-pocket  expenses,  including the reasonable  fees,  other charges and disbursements of counsel and of any experts or agents,  that the Administrative  Agent may incur in connection with
(i) the  administration  of this  Security  Agreement  relating to such  Grantor or any of its  property,  (ii) the custody or  preservation  of, or the sale of,  collection  from, or other  realization  upon, any of the Collateral owned or held by or on behalf of such Grantor,  (iii) the exercise,  enforcement or protection of any of the rights of the  Administrative  Agent  hereunder  relating to such Grantor or any of its  property,  or (iv) the failure by such  Grantor to perform or  observe  any of the  provisions  hereof.  Without  limitation  of its  indemnification obligations  under the other Loan  Documents,  each of the Grantors  agrees,  jointly  with the other  Grantors and severally,  to indemnify the  Administrative  Agent and the other  Indemnitees  against,  and hold each  Indemnitee harmless from, any and all losses,  claims,  damages,  liabilities and related  out-of-pocket  expenses,  including reasonable  counsel fees, other charges and  disbursements,  incurred by or asserted against any Indemnitee arising out of, in any way  connected  with,  or as a result of (a) the  execution  or  delivery  by such  Grantor  of this
Security  Agreement or any other Loan Document or any agreement or instrument  contemplated  hereby or thereby,  or the  performance  by  such  Grantor  of its  obligations  under  the  Loan  Documents  and the  other  transactions contemplated  thereby or (b) any claim,  litigation,  investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto,  provided that such  indemnity  shall not, as to any  Indemnitee, be available to the extent that such losses, claims,  damages,  liabilities or related expenses are determined by a court of competent  jurisdiction by final and nonappealable  judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee.  Any amounts payable as provided  hereunder shall be additional  Obligations secured hereby and by the other Security  Documents.  The provisions of this Section shall remain  operative and in full force and effect  regardless of the  termination of this Security  Agreement or any other Loan  Document,  the consummation of the  transactions  contemplated  hereby or thereby,  the repayment of any of the  Obligations,  the invalidity or  unenforceability  of any term or provision of this Security  Agreement or any other Loan Document or any  investigation  made by or on behalf of the  Administrative  Agent or any other Secured Party.  All amounts due under this Section  shall be payable  within ten days of written  demand  therefor  and shall bear  interest at the rate specified in Section 3.1 of the Credit Agreement.

Article 8.
                                                WAIVERS; AMENDMENTS
         No failure or delay of the  Administrative  Agent in exercising any power or right hereunder shall operate as a waiver  thereof,  nor shall any single or partial  exercise of any such right or power,  or any abandonment or discontinuance  of steps to enforce such a right or power,  preclude any other or further  exercise  thereof or the exercise of any other right or power.  The rights and remedies of the  Administrative  Agent and the other  Secured
Parties  hereunder  and under the other  Loan  Documents  are  cumulative  and are not  exclusive  of any rights or remedies that they would  otherwise  have. No waiver of any provision of this Security  Agreement or any other Loan
Document or consent to any  departure  by any Grantor  therefrom  shall in any event be  effective  unless the same shall be  permitted  by this  Section,  and then such waiver or consent  shall be  effective  only in the  specific instance  and for the purpose for which  given.  No notice or demand on any Grantor in any case shall  entitle such
Grantor  to any other or  further  notice or  demand in  similar  or other  circumstances.  Neither  this  Security
Agreement nor any provision hereof may be waived,  amended,  supplemented or otherwise  modified,  or any departure therefrom  consented to,  except  pursuant to an agreement or  agreements  in writing  entered into by,  between or among the  Administrative  Agent and the Grantor or Grantors  with respect to which such waiver,  amendment,  other modification  or consent is to apply,  subject to any  consent  required in  accordance  with  Section  10.2 of the
Credit Agreement.

Article 9.
                                            SECURITY INTEREST ABSOLUTE
         All rights of the  Administrative  Agent  hereunder,  the Security  Interest and all  obligations  of each
Grantor  hereunder shall be absolute and  unconditional  irrespective of (i) any lack of validity or enforceability of the Credit  Agreement,  any other Loan Document,  any agreement with respect to any of the  Obligations,  or any other  agreement or instrument  relating to any of the foregoing,  (ii) any change in the time,  manner or place of payment of, or in any other term of, all or any of the Obligations,  or any other waiver, amendment,  supplement or other  modification of, or any consent to any departure from, the Credit Agreement,  any other Loan Document or any other  agreement or instrument  relating to any of the  foregoing,  (iii) except as otherwise  expressly  permitted under the Loan Documents or effected pursuant thereto,  any exchange,  release or non-perfection of any Lien on any other collateral,  or any release or waiver,  amendment,  supplement or other modification of, or consent under, or departure  from,  any  guaranty,  securing  or  guaranteeing  all or any of the  Obligations,  or  (iv)  any  other circumstance  that might otherwise  constitute a defense available to, or a discharge of, any Grantor in respect of the Obligations or in respect of this Security Agreement or any other Loan Document.

Article 10.
                                               TERMINATION; RELEASE

         This Security  Agreement and the Security  Interest shall terminate when all  Commitments  have expired or otherwise  terminated  and all  Obligations  have been  finally  and  indefeasibly  paid in full and all Letters of
Credit have expired and all LC  Disbursements  have been reimbursed.  Upon the  effectiveness of any release of the
Security  Interest in any Collateral  pursuant to Section 10.2 of the Credit  Agreement,  the Security  Interest in
such Collateral shall be automatically  released.  Upon any Transfer of Collateral  permitted by the Loan Documents to a Person (other than a Loan Party),  the Security  Interest in such Collateral shall be  automatically  released
(other than to the extent any such Transfer of such  Collateral  would,  immediately  after giving effect  thereto, result in the receipt by such Grantor of any other  property  (whether in the form of Proceeds or  otherwise)  that would,  but for the release of the Security  Interest therein pursuant to this clause,  constitute  Collateral,  in which event the Lien created  hereunder shall continue in such other property  received).  In addition,  if (i) any of the Pledged Equity Interests in any Subsidiary are Transferred  pursuant to a transaction  permitted by the Loan
Documents to a Person (other than a Loan Party) and,  immediately  after giving  effect  thereto,  such  Subsidiary would no longer be a Subsidiary or (ii) if any Subsidiary is designated as an Unrestricted  Subsidiary  pursuant to
Section 10.14 of the Credit  Agreement,  then the obligations of such Subsidiary under this Security  Agreement and the Security  Interest in the  Collateral  owned or rights in  Collateral  held by or on behalf of such  Subsidiary shall be  automatically  released.  In connection  with any  termination or release  pursuant to this Section,  the
Administrative  Agent shall execute and deliver to the applicable  Grantor, at such Grantor’s own cost and expense, all Uniform  Commercial Code termination  statements and similar documents that such Grantor may reasonably request to evidence such  termination  or release.  Any execution and delivery of documents  pursuant to this Article shall be without recourse to or warranty by the Administrative Agent or any other Secured Party.

Article 11.
                                                ADDITIONAL GRANTORS
         Upon  execution  and  delivery  after  the  date  hereof  by the  Administrative  Agent  and a  Restricted
Subsidiary of a Supplement,  such Restricted  Subsidiary  shall become a Grantor  hereunder with the same force and effect as if originally  named as a Grantor  herein (each an “Additional  Grantor”).  The execution and delivery of any Supplement  shall not require the consent of any other Grantor  hereunder.  The rights and  obligations of each
Grantor  hereunder and each other Loan Party and other party (other than a Credit  Party) under the Loan  Documents shall remain in full force and effect  notwithstanding  the addition of any  Additional  Grantor as a party to this
Security Agreement.

Article 12.
                                                      NOTICES
         All  communications  and notices  hereunder  shall be in writing and given as provided in Section  10.1 of the Credit Agreement.  All communications  and notices hereunder to the Administrative  Agent or the Borrower shall be given to it at its address for notices set forth in such Section,  and all  communications and notices hereunder to any other Grantor shall be given to it c/o the Borrower at such address.

Article 13.
                                  BINDING EFFECT; SEVERAL AGREEMENT; ASSIGNMENTS
         Whenever in this Security  Agreement  any of the parties  hereto is referred to, such  reference  shall be deemed to include the  successors and assigns of such party,  and all  covenants,  promises and agreements by or on behalf of any Grantor that are  contained in this  Security  Agreement  shall bind and inure to the benefit of each party hereto and its  successors  and assigns.  This Security  Agreement  shall become  effective as to any Grantor when a  counterpart  hereof  executed on behalf of such Grantor  shall have been  delivered  to the  Administrative
Agent and a  counterpart  hereof shall have been executed on behalf of the  Administrative  Agent,  and  thereafter shall be binding upon such Grantor and the Administrative  Agent and their respective  successors and assigns,  and shall inure to the benefit of such  Grantor,  the  Administrative  Agent and the other Secured  Parties,  and their respective  successors  and  assigns,  except  that no  Grantor  shall  have the  right to  assign  its  rights  or obligations  hereunder or any interest herein or in any of the Collateral (and any such attempted  assignment shall be void),  except as expressly  contemplated by this Security Agreement or the other Loan Documents.  This Security
Agreement  shall be  construed  as a separate  agreement  with  respect to each of the Grantors and may be amended, supplemented,  waived or otherwise  modified or released  with  respect to any Grantor  without the approval of any other Grantor and without affecting the obligations of any other Grantor hereunder.

Article 14.
                                        SURVIVAL OF AGREEMENT; SEVERABILITY
         All  covenants,  agreements,  representations  and  warranties  made  by the  Grantors  herein  and in the certificates or other instruments  prepared or delivered in connection with or pursuant to this Security  Agreement or any other Loan Document shall be considered to have been relied upon by the  Administrative  Agent and the other
Secured  Parties and shall  survive the  execution  and delivery of any Loan Document and the making of any Loan or issuance of any Letter of Credit,  regardless of any investigation  made by the Secured Parties or on their behalf, and shall continue in full force and effect until this Security  Agreement  shall  terminate.  In the event any one or more of the  provisions  contained  in this  Security  Agreement  or in any other Loan  Document  should be held invalid,  illegal or  unenforceable  in any respect,  the validity,  legality and  enforceability  of the remaining provisions  contained  herein or therein shall not in any way be affected or impaired  thereby (it being understood that the invalidity of a particular  provision in a particular  jurisdiction  shall not in and of itself affect the validity of such provision in any other  jurisdiction).  The parties shall endeavor in good faith  negotiations  to replace the invalid,  illegal or unenforceable  provisions with valid provisions the economic effect of which comes as close as possible to that of such invalid, illegal or unenforceable provisions.

Article 15.
                                                   GOVERNING LAW
         THIS SECURITY  AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE  WITH, THE LAWS OF THE STATE OF
NEW YORK.

Article 16.
                                                   COUNTERPARTS
         This Security  Agreement may be executed in  counterparts  (and by different  parties  hereto on different counterparts),  each of  which  shall  constitute  an  original,  but all of  which,  when  taken  together,  shall constitute  but one  contract  (subject  to Article  13),  and shall  become  effective  as provided in Article 13.
Delivery of an executed  counterpart of this Security Agreement by facsimile  transmission shall be as effective as delivery of a manually executed counterpart of this Security Agreement.

Article 17.
                                                     HEADINGS
         Article and Section  headings  used herein are for  convenience  of reference  only,  are not part of this
Security Agreement and shall not affect the construction of, or be taken into  consideration in interpreting,  this
Security Agreement.

Article 18.
                                JURISDICTION; VENUE; CONSENT TO SERVICE OF PROCESS
         Each  Grantor  hereby  irrevocably  and  unconditionally  submits,  for  itself and its  property,  to the nonexclusive  jurisdiction  of any New York State court or Federal court of the United States of America sitting in
New York City,  and any appellate  court from any thereof,  in any action or proceeding  arising out of or relating to this Security  Agreement or the other Loan  Documents,  or for  recognition or enforcement of any judgment,  and each of the parties  hereto  hereby  irrevocably  and  unconditionally  agrees  that,  to the extent  permitted  by applicable  law, all claims in respect of any such action or  proceeding  may be heard and  determined  in such New
York State court or, to the extent  permitted by applicable law, in such Federal court.  Each of the parties hereto agrees that a final  judgment in any such action or  proceeding  shall be  conclusive  and may be enforced in other jurisdictions  by suit on the judgment or in any other manner provided by law.  Nothing in this Security  Agreement shall affect any right that the  Administrative  Agent or any other Secured  Party may otherwise  have to bring any action or proceeding  relating to this Security  Agreement or the other Loan Documents  against such Grantor or any of its property in the courts of any jurisdiction.  Each Grantor hereby irrevocably and unconditionally  waives, to the fullest  extent it may legally and  effectively  do so, any objection  that it may now or hereafter have to the laying of venue of any suit,  action or  proceeding  arising out of or relating to this  Security  Agreement or the other Loan  Documents  in any  foregoing  court  referred to in this  Article.  Each of the parties  hereto  hereby irrevocably  waives,  to the fullest extent  permitted by applicable law, the defense of an  inconvenient  forum to the maintenance of such action or proceeding in any such court. Each party hereto  irrevocably  consents to service of process in the manner  provided for notices in Article 12.  Nothing in this Security  Agreement  will affect the right of any party hereto to serve process in any other manner permitted by law.

Article 19.
                                                  SAVINGS CLAUSE
         This  Security  Agreement is an amendment  and  restatement  of the terms and  conditions  of the Existing
Parent Security  Agreement,  the Existing Borrower Security  Agreement and the security  provisions of the Existing
Subsidiary  Guaranty and is not intended and should not be  construed as in any way  extinguishing  or  terminating the  Obligations  or the  security  interest  granted  under any of the Existing  Parent  Security  Agreement,  the
Existing Borrower Security Agreement or the Existing Subsidiary Guaranty.

Article 20.
                                               WAIVER OF JURY TRIAL
         EACH PARTY HERETO HEREBY  WAIVES,  TO THE FULLEST  EXTENT  PERMITTED BY  APPLICABLE  LAW, ANY RIGHT IT MAY
HAVE TO A TRIAL  BY  JURY IN  RESPECT  OF ANY  LITIGATION  DIRECTLY  OR  INDIRECTLY  ARISING  OUT OF,  UNDER  OR IN
CONNECTION  WITH THIS  SECURITY  AGREEMENT.  EACH  PARTY  HERETO (I)  CERTIFIES  THAT NO  REPRESENTATIVE,  AGENT OR
ATTORNEY OF ANY OTHER PARTY HERETO HAS  REPRESENTED,  EXPRESSLY OR  OTHERWISE,  THAT SUCH OTHER PARTY WOULD NOT, IN
THE EVENT OF LITIGATION,  SEEK TO ENFORCE THE FOREGOING WAIVER AND (II)  ACKNOWLEDGES THAT IT AND THE OTHER PARTIES
HERETO HAVE BEEN INDUCED TO ENTER INTO THIS  SECURITY  AGREEMENT  BY, AMONG OTHER  THINGS,  THE MUTUAL  WAIVERS AND
CERTIFICATIONS IN THIS ARTICLE.

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED SECURITY AGREEMENT

         IN WITNESS  WHEREOF,  the parties hereto have duly executed this Amended and Restated  Security  Agreement as of the day and year first above written.
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President
SALEM COMMUNICATIONS CORPORATION

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED SECURITY AGREEMENT

                                                 ATEP RADIO, INC.
                                                 BISON MEDIA, INC.
                                                 CARON BROADCASTING, INC.
                                                 CCM COMMUNICATIONS, INC.
                                                 COMMON GROUND BROADCASTING, INC.
                                                 GOLDEN GATE BROADCASTING COMPANY,
                                                    INC.
                                                 INSPIRATION MEDIA, INC.
                                                 KINGDOM DIRECT, INC.
                                                 NEW ENGLAND CONTINENTAL MEDIA, INC.
                                                 NEW INSPIRATION BROADCASTING
                                                     COMPANY, INC.
                                                 NI ACQUISITION CORP.
                                                 PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                                 RADIO 1210, INC.
                                                 REACH SATELLITE NETWORK, INC.
                                                 SALEM MEDIA CORPORATION
                                                 SALEM MEDIA OF COLORADO, INC.
                                                 SALEM MEDIA OF GEORGIA, INC.
                                                 SALEM MEDIA OF HAWAII, INC.
                                                 SALEM MEDIA OF KENTUCKY, INC.
                                                 SALEM MEDIA OF OHIO, INC.
                                                 SALEM MEDIA OF OREGON, INC.
                                                 SALEM MEDIA OF TEXAS, INC.
                                                 SALEM MEDIA OF VIRGINIA, INC.
                                                 SALEM MUSIC NETWORK, INC.
                                                 SALEM RADIO NETWORK INCORPORATED
                                                 SALEM RADIO PROPERTIES, INC.
                                                 SALEM RADIO REPRESENTATIVES, INC.
                                                 SOUTH TEXAS BROADCASTING, INC.
                                                 SRN NEWS NETWORK, INC.
                                                 VISTA BROADCASTING, INC.
AS TO EACH OF THE FOREGOING

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED SECURITY AGREEMENT

                                                 SALEM COMMUNICATIONS ACQUISITION CORPORATION
                                                 SCA LICENSE CORPORATION
AS TO EACH OF THE FOREGOING

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED SECURITY AGREEMENT

                                                 INSPIRATION MEDIA OF TEXAS, LLC
                                                 SALEM MEDIA OF ILLINOIS, LLC
                                                 SALEM MEDIA OF NEW YORK, LLC
                                                 SALEM RADIO OPERATIONS, LLC
                                                 SALEM SATELLITE MEDIA, LLC
AS TO EACH OF THE FOREGOING

By: Salem Media Corporation, as Manager

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED SECURITY AGREEMENT

                                               ONEPLACE, LLC
                                               SCA-PALO ALTO, LLC
AS TO EACH OF THE FOREGOING

By: SCA License Corporation

By:	/s/ EILEEN E. HILL

Name:	Eileen E. Hill
Title:	Vice President

                                     SALEM COMMUNICATIONS HOLDING CORPORATION
                                      AMENDED AND RESTATED SECURITY AGREEMENT
THE BANK OF NEW YORK, as Administrative Agent

By:	/s/ STEPHEN M. NETTLER

Name:	Stephen M. Nettler
Title:	Vice President

                                                    Schedule I
                                                   Good Standing Certificates

================================================= ============================ ==============================
                   Loan Party                            Jurisdiction               Date of Certificate
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
              Salem Communications Holding                 Delaware                    May 23, 2003
                  Corporation
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
            Salem Communications Corporation               Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                    ATEP Radio, Inc.                      California                   May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                   Bison Media, Inc.                       Colorado                    May 20, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                Caron Broadcasting, Inc.                     Ohio                      May 27, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                CCM Communications, Inc.                   Tennessee                   May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
            Common Ground Broadcasting, Inc.                Oregon                     June 18, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
         Golden Gate Broadcasting Company, Inc.           California                   May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                Inspiration Media, Inc.                   Washington                   May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
            Inspiration Media of Texas, LLC                  Texas                     May 28, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                  Kingdom Direct, Inc.                    California                   May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
           New England Continental Media, Inc.           Massachusetts                 June 2, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
         New Inspiration Broadcasting Company,            California                   May 23, 2003
                     Inc.
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                  NI Acquisition Corp.                    California                   June 13, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                     OnePlace, LLC                         Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
          Pennsylvania Media Associates, Inc.            Pennsylvania                  June 4, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                    Radio 1210, Inc.                      California                   May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
             Reach Satellite Network, Inc.                 Tennessee                   May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
            Salem Communications Acquisition               Delaware                    May 23, 2003
                  Corporation
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                Salem Media Corporation                    New York                    June 3, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
             Salem Media of Colorado, Inc.                 Colorado                    May 20, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
              Salem Media of Georgia, Inc.                 Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
              Salem Media of Hawaii, Inc.                  Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
          Salem Media of Illinois, LLC                     Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
             Salem Media of Kentucky, Inc.                 Kentucky                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
          Salem Media of New York, LLC                     Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
               Salem Media of Ohio, Inc.                     Ohio                      May 27, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
              Salem Media of Oregon, Inc.                   Oregon                     May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
               Salem Media of Texas, Inc.                    Texas                     May 28, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
             Salem Media of Virginia, Inc.                 Virginia                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
               Salem Music Network, Inc.                     Texas                     May 28, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
            Salem Radio Network Incorporated               Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
          Salem Radio Operations, LLC                      Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
              Salem Radio Properties, Inc.                 Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
           Salem Radio Representatives, Inc.                 Texas                     May 28, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
               Salem Satellite Media, LLC                  Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                SCA License Corporation                    Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
                   SCA-Palo Alto, LLC                      Delaware                    May 23, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
             South Texas Broadcasting, Inc.                  Texas                     May 28, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
             SRN News Network, Inc.                          Texas                     May 28, 2003
------------------------------------------------- ---------------------------- ------------------------------
------------------------------------------------- ---------------------------- ------------------------------
            Vista Broadcasting, Inc.                      California                   May 23, 2003
================================================= ============================ ==============================

                                                SALEM EXHIBIT G
                                          FORM OF COMPLIANCE CERTIFICATE

         I,  ______________,  do  hereby  certify  that  I  am  the  __________  of  Salem  Communications  Holding
Corporation  (the  “Borrower”),  and that,  as such, I am duly  authorized  to execute and deliver this  Compliance
Certificate  on the  Borrower’s  behalf  pursuant  to  Section  6.1(e) of the Fifth  Amended  and  Restated  Credit
Agreement,  dated as of September  25, 2003,  by and among Salem  Communications  Corporation,  the  Borrower,  the
Lenders party thereto,  General  Electric  Capital  Corporation  and SunTrust Bank, as  Syndication  Agents,  Fleet
National Bank and ING (U.S.)  Capital LLC, as  Documentation  Agents,  and The Bank of New York, as  Administrative
Agent (as amended,  supplemented  or otherwise  modified from time to time,  the “Credit  Agreement”).  Capitalized terms used  herein  which are not  defined  herein  shall have the  meanings  assigned  to such terms in the Credit
Agreement.

         I hereby certify that:

1.       To the  best  of my  knowledge,  all  financial  statements  delivered  herewith  have  been  prepared  in accordance  with  GAAP.  There have been no changes  in GAAP or in the  application  thereof  since the date of the audited  financial  statements  referred  to in Section  4.4(a) of the Credit  Agreement  which have  affected  the preparation of the financial  statements  delivered herewith or any of the financial covenants contained in Section
7.12 of the Credit Agreement[, except as follows:1

2.       There exists no violation of any covenant or agreement  contained in any Loan  Document,  and no condition or event has occurred which would constitute a Default [, except as follows2 ]

3.       Attached  are  true  and  correct   calculations   demonstrating   compliance  with  Sections  7.1(a)(ii),
7.4(c)(iii), 7.4(g), 7.4(h), 7.4(i), 7.4(n), 7.5(d), 7.8(c), 7.8(d) and 7.12 of the Credit Agreement.

4.       The  aggregate  amount of Net Equity  Proceeds  received  with respect to all Equity  Issuances  occurring after the Fifth Restatement Date (“Aggregate Net Equity Proceeds”) is $_____________, calculated as follows:

                  -------------------------------------------------------- ---------------------------
                  1.       Aggregate Net Equity Proceeds as shown on the          $___________3
                             immediately preceding Compliance Certificate
                  -------------------------------------------------------- ---------------------------
                  -------------------------------------------------------- ---------------------------
                  2.       Amount of Net Equity Proceeds Received during          $___________
                        the fiscal period covered by this Compliance
                        Certificate
                  -------------------------------------------------------- ---------------------------
                  -------------------------------------------------------- ---------------------------
                  3.       Aggregate Net Equity Proceeds                          $___________
                  -------------------------------------------------------- ---------------------------

5.       The aggregate  amount of Net Proceeds  received with respect to all  Transfers  occurring  after the Fifth
Restatement  Date of any  property  or asset of the  Parent  or any  Restricted  Subsidiary  other  than  Transfers described  in  clauses  (a)  and  (b)  of  Section  7.5 of the  Credit  Agreement  (“Aggregate  Net  Proceeds”)  is
$_____________, calculated as follows:

                  -------------------------------------------------------- ---------------------------
                  1.       Aggregate Net Proceeds as shown on the                 $___________4
                             immediately preceding Compliance Certificate
                  -------------------------------------------------------- ---------------------------
                  -------------------------------------------------------- ---------------------------
                  2.       Amount of Net Proceeds Received during the             $___________
                        fiscal period covered by this Compliance
                        Certificate
                  -------------------------------------------------------- ---------------------------
                  -------------------------------------------------------- ---------------------------
                  3.       Aggregate Net Proceeds                                 $___________
                  -------------------------------------------------------- ---------------------------

6.       Attached is a list of all of the Subsidiary  Guarantors and the  Unrestricted  Subsidiaries as of the date hereof,  and each  Person  required  to execute  and deliver the  Guarantee  Documents  or the  Security  Documents
pursuant to the Credit Agreement or any other Loan Document has heretofore done so[, except as follows:]5

7.       There has been no change to the  information  disclosed in the  Schedules to the  Security  Agreement,  as most recently supplemented [or as previously certified][, except as follows:]6

8.       There has been no change to the  jurisdiction  of  organization  or legal name of any Loan Party since the date of the last Compliance Certificate delivered pursuant to the Credit Agreement.

         IN WITNESS WHEREOF, I have executed this Compliance Certificate on this ___ day of ________, 20__.

                                                                                                                --------
1    Specify each such change and the effect  thereof on the  financial  statements  accompanying  this  Compliance
Certificate.

2    Specify all such  violations,  conditions  and events,  the nature and status  thereof and any action taken or proposed to be taken with respect thereto.

3    Enter zero if this is the first Compliance Certificate delivered after the Fifth Restatement Date.

4    Enter zero if this is the first Compliance Certificate delivered after the Fifth Restatement Date.

5    Identify each Restricted  Subsidiary which has not heretofore  executed the Security Documents and specify the date of the creation or acquisition thereof.

6    Specify each such change.

                                                  SALEM EXHIBIT H

                                       FORM OF REVOLVING INCREASE SUPPLEMENT

         REVOLVING  INCREASE  SUPPLEMENT,  dated as of ________ __, 200_, to the Fifth Amended and Restated  Credit
Agreement,  dated as of September  25, 2003 (as amended,  supplemented  or otherwise  modified and in effect on the date hereof,  the “Credit  Agreement”),  among Salem  Communications  Corporation,  a Delaware  corporation,  Salem
Communications  Holding Corporation,  a Delaware corporation,  the Lenders party thereto,  General Electric Capital
Corporation  and  SunTrust  Bank,  as  Syndication  Agents,  Fleet  National  Bank and ING (U.S.)  Capital  LLC, as
Documentation  Agents,  and The Bank of New York, as  Administrative  Agent.  Terms defined in the Credit Agreement are used herein with the same meanings.

1.       Pursuant to Section  2.5(f) of the Credit  Agreement,  the  Borrower  hereby  proposes  to  increase  (the
“Increase”) the aggregate Revolving Commitments from $________ to $________.

2.       Each of the  following  Increasing  Lenders has been invited by the Borrower,  and has agreed,  subject to the terms hereof, to increase its Revolving Commitment as follows:

==================================================================== =================================

                                                                       Revolving Commitment (after
                                                                      giving effect to the Increase)
                         Increasing Lender
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
==================================================================== =================================

3.       Each of the following New Lenders has been invited by the Borrower,  and has agreed,  subject to the terms hereof,  to become a party to the  Credit  Agreement  and,  for all  purposes  of the Loan  Documents,  be deemed a
“Lender” with a Revolving Commitment in the amount set forth below:

==================================================================== =================================

                            New Lender                                     Revolving Commitment

-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
==================================================================== =================================

4.       Each of the Parent and the Borrower  hereby  represents  and warrants to the  Administrative  Agent,  each
Increasing  Lender and each New  Lender  that,  assuming  the  Administrative  Agent  executes  and  delivers  this
Revolving  Increase  Supplement,  all of the applicable  conditions set forth in clauses (i) through (x) of Section
2.5(f) of the Credit  Agreement have been  satisfied and each of the Borrower and the Parent is in compliance  with all of the applicable terms of such Section.

5.       Pursuant to Section 2.5(f) of the Credit Agreement,  by execution and delivery of this Revolving  Increase
Supplement,  together with the satisfaction of all of the applicable  requirements  set forth in such Section,  (i)
each Increasing  Lender’s  Revolving  Commitment  shall be increased to the amount set forth above next to its name and (ii) each New Lender  shall  become a party to the Credit  Agreement  and shall,  for all  purposes of the Loan
Documents, be deemed a “Lender” having a Revolving Commitment as set forth above next to its name.

6.       This Revolving Increase Supplement may be executed in counterparts.

         IN WITNESS  WHEREOF,  the  parties  hereto  have  caused this  Revolving  Increase  Supplement  to be duly executed by their respective authorized officers as of the day and year first above written.
SALEM COMMUNICATIONS CORPORATION

By:	/s/ NAME

Name:	NAME
Title:	TITLE

SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ NAME

Name:	NAME
Title:	TITLE

THE BANK OF NEW YORK, as Administrative Agent

By:	/s/ NAME

Name:	NAME
Title:	NAME

                                             [INSERT SIGNATURE BLOCK FOR EACH INCREASING LENDER AND NEW LENDER]

                                                  SALEM EXHIBIT I

                                        FORM OF B TERM INCREASE SUPPLEMENT

         B TERM  INCREASE  SUPPLEMENT,  dated as of ________ __,  200_,  to the Fifth  Amended and Restated  Credit
Agreement,  dated as of September  25, 2003 (as amended,  supplemented  or otherwise  modified and in effect on the date hereof,  the “Credit  Agreement”),  among Salem  Communications  Corporation,  a Delaware  corporation,  Salem
Communications  Holding Corporation,  a Delaware corporation,  the Lenders party thereto,  General Electric Capital
Corporation  and  SunTrust  Bank,  as  Syndication  Agents,  Fleet  National  Bank and ING (U.S.)  Capital  LLC, as
Documentation  Agents,  and The Bank of New York, as  Administrative  Agent.  Terms defined in the Credit Agreement are used herein with the same meanings.

1.       Pursuant to Section 2.5(f) of the Credit  Agreement,  the Borrower  hereby proposes that new or additional
B Term Commitments be assumed or provided in an aggregate amount equal to $________.

2.       Each of the  following  Increasing  Lenders has been invited by the Borrower,  and has agreed,  subject to the terms hereof, to assume a new or additional B Term Commitment as follows:

==================================================================== =================================

                                                                         New or Additional B Term
                         Increasing Lender                                      Commitment

-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
==================================================================== =================================

3.       Each of the following New Lenders has been invited by the Borrower,  and has agreed,  subject to the terms hereof,  to become a party to the  Credit  Agreement  and,  for all  purposes  of the Loan  Documents,  be deemed a
“Lender” with a new B Term Commitment in the amount set forth below:

==================================================================== =================================

                            New Lender                                    New B Term Commitment

-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
==================================================================== =================================

4.       Each of the Parent and the Borrower  hereby  represents  and warrants to the  Administrative  Agent,  each
Increasing  Lender and each New Lender that,  assuming the  Administrative  Agent executes and delivers this B Term
Increase  Supplement,  all of the  applicable  conditions set forth in clauses (i) through (x) of Section 2.5(f) of the Credit  Agreement have been satisfied and each of the Borrower and the Parent is in compliance  with all of the applicable terms of such Section.

5.       Pursuant to Section  2.5(f) of the Credit  Agreement,  by execution  and delivery of this B Term  Increase
Supplement,  together with the satisfaction of all of the applicable  requirements  set forth in such Section,  (i)
each  Increasing  Lender’s  new or assumed B Term  Commitment  shall be in the  amount set forth  above next to its name,  (ii) each New Lender shall become a party to the Credit  Agreement  and shall,  for all purposes of the Loan
Documents,  be deemed a  “Lender”  having a new B Term  Commitment  as set forth  above  next to its name and (iii)
subject to the terms and conditions of the Credit  Agreement,  each of the  Increasing  Lenders and the New Lenders severally  agrees to make a B Term Loan in dollars on ________  __, 200_ in a principal  amount not  exceeding  its new or assumed B Term Commitment, as applicable.

6.       This B Term Increase Supplement may be executed in counterparts.

         IN WITNESS  WHEREOF,  the parties  hereto have caused this B Term Increase  Supplement to be duly executed by their respective authorized officers as of the day and year first above written.
SALEM COMMUNICATIONS CORPORATION

By:	/s/ NAME

Name:	NAME
Title:	TITLE

SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ NAME

Name:	NAME
Title:	TITLE

THE BANK OF NEW YORK, as Administrative Agent

By:	/s/ NAME

Name:	NAME
Title:	NAME

                                                   SALEM EXHIBIT J

                                        FORM OF C TERM INCREASE SUPPLEMENT

         C TERM  INCREASE  SUPPLEMENT,  dated as of ________ __,  200_,  to the Fifth  Amended and Restated  Credit
Agreement,  dated as of September  25, 2003 (as amended,  supplemented  or otherwise  modified and in effect on the date hereof,  the “Credit  Agreement”),  among Salem  Communications  Corporation,  a Delaware  corporation,  Salem
Communications  Holding Corporation,  a Delaware corporation,  the Lenders party thereto,  General Electric Capital
Corporation  and  SunTrust  Bank,  as  Syndication  Agents,  Fleet  National  Bank and ING (U.S.)  Capital  LLC, as
Documentation  Agents,  and The Bank of New York, as  Administrative  Agent.  Terms defined in the Credit Agreement are used herein with the same meanings.

1.       Pursuant to Section 2.5(f) of the Credit  Agreement,  the Borrower  hereby proposes that new or additional
C Term Commitments be assumed or provided in an aggregate amount equal to $________.

2.       Each of the  following  Increasing  Lenders has been invited by the Borrower,  and has agreed,  subject to the terms hereof, to assume a new or additional C Term Commitment as follows:

==================================================================== =================================

                                                                         New or Additional C Term
                         Increasing Lender                                      Commitment

-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
==================================================================== =================================

3.       Each of the following New Lenders has been invited by the Borrower,  and has agreed,  subject to the terms hereof,  to become a party to the  Credit  Agreement  and,  for all  purposes  of the Loan  Documents,  be deemed a
“Lender” with a new C Term Commitment in the amount set forth below:

==================================================================== =================================

                            New Lender                                    New C Term Commitment

-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
-------------------------------------------------------------------- ---------------------------------
-------------------------------------------------------------------- ---------------------------------
                                                                                    $
==================================================================== =================================

4.       Each of the Parent and the Borrower  hereby  represents  and warrants to the  Administrative  Agent,  each
Increasing  Lender and each New Lender that,  assuming the  Administrative  Agent executes and delivers this C Term
Increase  Supplement,  all of the  applicable  conditions set forth in clauses (i) through (x) of Section 2.5(f) of the Credit  Agreement have been satisfied and each of the Borrower and the Parent is in compliance  with all of the applicable terms of such Section.

5.       Pursuant to Section  2.5(f) of the Credit  Agreement,  by execution  and delivery of this C Term  Increase
Supplement, together with the satisfaction of all of the applicable requirements set forth in such Section:

(a)      each Increasing  Lender’s new or assumed C Term Commitment  shall be in the amount set forth above next to its name;

(b)      each New Lender  shall  become a party to the Credit  Agreement  and shall,  for all  purposes of the Loan
         Documents, be deemed a “Lender” having a new C Term Commitment as set forth above next to its name; [and]

(c)      subject to the terms and conditions of the Credit  Agreement,  each of the Increasing  Lenders and the New
         Lenders  severally  agrees to make a C Term Loan in dollars on ________ __, 200_ in a principal amount not exceeding its new or assumed C Term Commitment, as applicable[;

(d)      the  Applicable  Margin  with  respect  to  the C  Term  Loans  shall  be  as  follows:  [INSERT  RELEVANT
         INFORMATION];

(e)      the C Term Maturity Date with respect to the C Term Loans shall be ________ __, 200_; and

(f)      the C Term Loans shall amortize as follows: [INSERT RELEVANT INFORMATION]] */ .

6.       This C Term Increase Supplement may be executed in counterparts.

         IN WITNESS  WHEREOF,  the parties  hereto have caused this C Term Increase  Supplement to be duly executed by their respective authorized officers as of the day and year first above written.
SALEM COMMUNICATIONS CORPORATION

By:	/s/ NAME

Name:	NAME
Title:	TITLE

SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ NAME

Name:	NAME
Title:	TITLE

THE BANK OF NEW YORK, as Administrative Agent

By:	/s/ NAME

Name:	NAME
Title:	NAME

--------
* /      Include clauses (d) through (f) only in the first C Term Increase Supplement.

                                                Salem Schedule 2.1
                                  To Fifth Amended and Restated Credit Agreement
                                          Dated as of September 25, 2003

                                                List of Commitments

========================================== ====================== ======================= ======================
             Name of Lender                Revolving Commitment     B Term Commitment       Total Commitments
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
          The Bank of New York                  $11,500,000            $11,500,000             $23,000,000
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
  General Electric Capital Corporation          $8,750,000              $8,750,000             $17,500,000
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
              SunTrust Bank                     $8,750,000              $8,750,000             $17,500,000
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
           Fleet National Bank                  $8,750,000              $8,750,000             $17,500,000
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
         ING (U.S.) Capital, LLC                $8,750,000              $8,750,000             $17,500,000
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
        Wells Fargo Foothill, LLC               $8,500,000              $8,500,000             $17,000,000
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
    Credit Lyonnais, New York Branch            $7,500,000              $7,500,000             $15,000,000
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
   Credit Suisse First Boston, acting           $7,500,000              $7,500,000             $15,000,000
    through its Cayman Islands Branch
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
      UBS AG, Cayman Islands Branch             $5,000,000              $5,000,000             $10,000,000
------------------------------------------ ---------------------- ----------------------- ----------------------
------------------------------------------ ---------------------- ----------------------- ----------------------
                 TOTALS                         $75,000,000            $75,000,000            $150,000,000
========================================== ====================== ======================= ======================

                                               Salem Schedule 2.1(B)
                                  To Fifth Amended and Restated Credit Agreement
                                          Dated as of September 25, 2003

               Description of Loan Continuations and Conversions on Fifth Restatement Effective Date

========================== ====================== ========================== ====================== ======================
                                     I                       II                       III                    IV

Name of Continuing Lender   RC Loans (under and      Portion of RC Loans      Excess of I over II     Additional B Term
                             as defined in the    (under and as defined in      (net payable to       Loan (excess of B
                              Fourth Restated        the Fourth Restated      Continuing Lender)    Term Commitment over
                                Agreement)*       Agreement)* converted to                                   II)
                                                         B Term Loan
-------------------------- ---------------------- -------------------------- ---------------------- ----------------------
-------------------------- ---------------------- -------------------------- ---------------------- ----------------------
  The Bank of New York        $11,666,666.66           $11,500,000.00             $166,666.66                $0
-------------------------- ---------------------- -------------------------- ---------------------- ----------------------
-------------------------- ---------------------- -------------------------- ---------------------- ----------------------
   Fleet National Bank        $11,111,111.11            $8,750,000.00            $2,361,111.11               $0
-------------------------- ---------------------- -------------------------- ---------------------- ----------------------
-------------------------- ---------------------- -------------------------- ---------------------- ----------------------
 ING (U.S.) Capital, LLC       $8,333,333.33            $8,333,333.33                 $0                 $416,666.67
-------------------------- ---------------------- -------------------------- ---------------------- ----------------------
-------------------------- ---------------------- -------------------------- ---------------------- ----------------------
      SunTrust Bank            $8,888,888.90            8,750,000.00              $138,888.90                $0
========================== ====================== ========================== ====================== ======================

=========================================================================== ==============================================
                         Name of Incoming Lender                                             B Term Loan
--------------------------------------------------------------------------- ----------------------------------------------
--------------------------------------------------------------------------- ----------------------------------------------
                   General Electric Capital Corporation                                      $8,750,000
--------------------------------------------------------------------------- ----------------------------------------------
--------------------------------------------------------------------------- ----------------------------------------------
                        Wells Fargo Foothill, LLC                                            $8,500,000
--------------------------------------------------------------------------- ----------------------------------------------
--------------------------------------------------------------------------- ----------------------------------------------
                     Credit Lyonnais, New York Branch                                        $7,500,000
--------------------------------------------------------------------------- ----------------------------------------------
--------------------------------------------------------------------------- ----------------------------------------------
                       Credit Suisse First Boston,                                           $7,500,000
                 acting through its Cayman Islands Branch
--------------------------------------------------------------------------- ----------------------------------------------
--------------------------------------------------------------------------- ----------------------------------------------
                      UBS AG, Cayman Islands Branch                                          $5,000,000
=========================================================================== ==============================================

EXHIBIT 10.04

                                         MEMORANDUM OF TERMS OF EMPLOYMENT

         THIS  MEMORANDUM  OF TERMS OF  EMPLOYMENT  (“Memorandum”),  is made and entered into as of  September  16,
2003, by and between Salem Communications  Corporation,  (hereinafter referred to as “Employer”),  and Mr. David A.
R. Evans  (hereinafter referred to as “Executive”), upon the following terms and conditions:

         1. EXECUTIVE’S  RESPONSIBILITIES.  Executive  agrees to devote his or her entire business time,  attention and  energies to the  business of Employer.  Executive  also agrees to perform all  services  hereunder in a manner loyal and faithful to  Employer.  With the written  consent of the Board of  Directors,  Executive  may accept paid board or trustee  positions  for other  entities and may accept fees for public  speaking and  published  writings.
Executive  may  reasonable  participate  as a member in  community,  civic,  similar  organizations  and may pursue personal  investments that do not interfere with the normal business  activities of Salem.  Executive’s title shall be Executive Vice President and Chief Financial Officer  reporting  directly to President & Chief Executive Officer of the  Employer.  Executive  agrees to  perform  all  duties  reasonable  and  consistent  with a  Executive  Vice
President  and Chief  Financial  Officer as the President & Chief  Executive  Officer of the Employer may assign to
Executive from time-to-time.

         2. TERM.  Executive’s  employment  with the Employer is  voluntarily  entered into,  and Executive is free to resign at any time. It is understood  that this  Memorandum  shall not create a contract for any specific  term, expressed or implied,  of  employment.  The  relationship  of the  Employer to Executive  shall be one of voluntary employment "at will," with no definite  period of employment,  regardless of the date or method of payment of wages or salary.  The  relationship may be terminated by either Executive or Employer at any time, with or without cause and with or without prior notice.  No person,  other than the President & Chief  Executive  Officer of the Employer
has authority to enter into an agreement for employment  for any specified  period of time or to make any agreement contrary to the  foregoing,  and then,  only by an agreement in writing  signed by them.  Subject to the foregoing, the  period  of time  from the date  this  Memorandum  is  entered  into  (“Commencement  Date”)  until the date it terminates (“Termination Date”) shall be referred to herein as the “Term.”

         3.  COMPENSATION.  For all of the services  rendered by Executive in any capacity  under this  Memorandum,
Employer  shall  compensate  Executive,  less  applicable  deductions and  withholding  taxes,  in accordance  with
Employer's  payroll  practices  as they may  exist  from  time-to-time  and as such  compensation  elements  may be amended,  suspended  or  discontinued  to the extent  permitted  by  applicable  law at  Employer’s  sole option or discretion, as follows:

         3.1      Annual Base Salary.  Executive’s annual base salary shall be as follows:

(i)      In the first year of employment, Executive shall be paid Three Hundred Ten Thousand Dollars ($310,000),

(ii)     In the  second  year of  employment,  Executive  shall  be paid  Three  Hundred  Thirty  Thousand  Dollars
                              ($330,000),

(iii)    In the  third  year  of  employment,  Executive  shall  be  paid  Three  Hundred  Fifty  Thousand  Dollars
                              ($350,000), and,

(iv)     Each such amount shall be payable in equal  installments  on the 5th and 20th days of each month,  subject to  applicable  state,  local and federal  tax and social  security  tax  withholding requirements  and other  amounts as  permitted or required  pursuant to law,  rule or regulation.

         3.2      Annual  Bonus.  In addition to the annual base salary  Executive  shall be eligible for an annual merit bonus in an amount to be  determined  at the  discretion  of the Board of Directors of Salem;  provided  that such  merit  bonus may be paid in cash,  option or a  combination  thereof.  The  amount of the  annual  bonus,  if applicable, is not earned until the date of its determination and distribution.

         3.3      Signing  Bonus.  Executive  shall be  entitled  to a one-time  bonus of Twenty  Thousand  Dollars
($20,000) payable within thirty days of the date of this memorandum.

         3.4      Professional  License Fees.  Salem will pay the reasonable  expenses  associated with maintaining
Executive’s CPA License as well as the reasonable  expenses associated with any Continuing  Professional  Education required to maintain the license.

         3.5 Travel and Entertainment Expenses.  Reasonable,  bona-fide  Employer-related  entertainment and travel expenses  incurred by  Executive in  accordance  with the Employee  Handbook,  Code of Ethical  Conduct and written policies, all as issued by Employer, relating thereto shall be reimbursed or paid by Employer.

         3.6      Fringe  Benefits.  Except as set forth  below in this  Section,  Executive  shall be  eligible to participate  in all benefit  plans that are  available to all  executive  level Salem  employees  from time to time pursuant  to the terms of such  plans.  The  availability  and terms of such  fringe  benefits  shall be set by the
Board of  Directors  and may change from time to time.  Executive  shall be required to comply with all  conditions attendant to coverage by the fringe  benefit plans  hereunder  and shall be entitled  only in  accordance  with the terms and conditions of such plans as they may be enumerated from time to time.

         3.7      Vacation.  Notwithstanding  such  vacation  time  as  allocated  in  Salem’s  Employee  Handbook,
Executive shall accrue four (4) weeks of vacation.

         3.8      Health  Insurance.  Notwithstanding  the  foregoing,  Executive  shall be entitled to health care coverage for himself and his dependents in accordance  with any health plan available to executive  level employees of Salem.

         4. Termination

         4.1 In the event of Executive’s  resignation or termination  for Cause,  Executive  shall be entitled only to the  compensation  earned  through the date of  termination.  In the event of  Executive’s  termination  without
Cause,  in addition to Executive’s  base salary earned through the date of  termination,  and upon execution of the then  existing form  separation  and release  agreement of Employer,  Executive  shall be entitled to receive:  (1)
severance in an amount equal to the base salary  Executive  would  otherwise  have received for nine (9) months and
(2)  professional  outplacement  assistance  for twelve (12)  consecutive  months.  In the event that  Executive is terminated and such  termination is without Cause (provided  that, for purposes of this sentence only,  termination resulting  from  Executive’s  death or  Disability,  as defined in Section 4.2 hereof,  shall not be considered for
“Cause”),  and  notwithstanding  anything in the applicable  Stock Option Grant to the contrary:  (a) those certain options  granted to Executive on December 14, 2001,  with a purchase price per share of $22.42,  shall be deemed to have vested in eight (8) equal  installments  commencing as of December 14, 2002 (i.e.  12.5% per year),  (b) those certain  options  granted to Executive on September 11, 2003,  with a purchase price per share of $30.00,  shall be deemed to have vested in eight (8) equal  installments  commencing as of September  11, 2004 (i.e.  12.5% per year)
and (c) the unexercised  portion of such options shall expire and become  unexercisable  one (1) year from the date of Executive’s  termination.  Termination,  with or without cause, or  resignation,  shall not affect any rights of
Executive that have become vested under any benefit plan, stock option plan or arrangement.

         4.1 For the purposes of this Agreement,  “Cause” shall mean, without  limitation,  the following:  (i) the death of Executive;  (ii) any mental or physical  impairment which prevents Executive from performing the essential functions of his full duties for a period of 90 days at anytime during the term of this  Agreement  (“Disability”);
(iii) continued gross neglect,  malfeasance or gross  insubordination  in performing  duties assigned to Executive;
(iv) a conviction for a crime  involving moral  turpitude;  (v) an egregious act of dishonesty  (including  without limitation theft or  embezzlement) in connection with employment,  or a malicious action by Executive toward Salem,
Company Affiliates or Related Entities; (vi) a violation of confidentiality  provisions;  (vii) a willful breach of this Agreement;  (viii) disloyalty;  and (ix) material and repeated failure to carry out reasonably assigned duties or instructions consistent with Executive’s position.

         5. EXECUTIVE’S OBLIGATIONS

         5.1  Confidential  Information.  Executive  agrees that,  during the Term or at any time  thereafter:  (a)
Executive  shall not use for any purpose other than the duly  authorized  business of Employer,  or disclose to any third party,  any  information  relating to Employer or any of its  affiliated  companies  which is  proprietary to
Employer or any of its affiliated  companies  ("Confidential  Information"),  including any customer list,  contact information,  rate  schedules,  programming,  data,  plans,  intellectual  property,  trade  secrets or any written
(including  in any  electronic  form)  or oral  communication  incorporating  Confidential  Information  in any way
(except as may be required by law or in the  performance of  Executive’s  duties under this  Memorandum  consistent with Employer's  policies)  regardless of whether or not such information has been labeled as  “confidential”;  and
(b)  Executive  shall comply with any and all  confidentiality  obligations  of Employer to a third party,  whether arising under a written agreement or otherwise.

         5.2 Work For  Hire.  (a) The  results  and  proceeds  of  Executive’s  services  to  Employer,  including, without  limitation,  any works of authorship  resulting from Executive’s  services during  Executive’s  employment with Employer  and/or any of its  affiliated  companies  and any works in progress  resulting  from such  services, shall be  works-made-for-hire  and Employer shall be deemed the sole owner of any and all rights of every nature in such works,  whether such rights are now known or hereafter defined or discovered,  with the right to use the works in perpetuity in any manner Employer  determines in its sole  discretion  without any further payment to Executive.
If, for any reason, any of such results and proceeds are not legally deemed a  work-made-for-hire  and/or there are any rights in such  results  and  proceeds  which do not accrue to  Employer  under the  preceding  sentence,  then
Executive  hereby  irrevocably  assigns and agrees to assign any and all of Executive’s  right,  title and interest thereto,  whether now known or hereafter  defined or discovered,  and Employer shall have the right to use the work in perpetuity in any location and in any manner  Employer  determines  in its sole  discretion  without any further payment to Executive.

         (b)  Executive  shall do any and all things  which  Employer  may deem useful or desirable to establish or document  Employer's  rights in any such results and  proceeds,  including,  without  limitation,  the execution of appropriate  copyright,  trademark and/or patent  applications,  assignments or similar documents and, if Executive is unavailable or unwilling to execute such  documents,  Executive  hereby  irrevocably  designates the President &
Chief  Executive  Officer of Employer or his  designee as  Executive’s  attorney-in-fact  with the power to execute such  documents  on  Executive’s  behalf.  To the extent  Executive  has any rights in the results and  proceeds of
Executive’s  services under this Memorandum that cannot be assigned as described above,  Executive  unconditionally and irrevocably waives the enforcement of such rights.

         (c)  Works-made-for-hire  do not include subject matter that meets all of the following  criteria:  (1) is conceived,  developed  and created by Executive on  Executive’s  own time without  using the  Employer’s  equipment
(other than the personal  computer  regularly  used by  Employer),  supplies or  facilities or any trade secrets of confidential  information,  (2) is  unrelated  to the actual or  reasonably  anticipated  business or research  and development  of Employer of which  Executive is or becomes  aware;  and (3) does not result from any work performed by Executive for Employer.

         5.3 Return of Property.  All documents,  data, recordings,  equipment or other property,  whether tangible or intangible,  including all information  stored in electronic form,  obtained or prepared by or for Executive and utilized by Executive in the course of  Executive’s  employment  with Employer or any of its  affiliated  companies shall remain the exclusive  property of Employer.  Upon termination of employment,  Executive shall promptly return all of Employer’s property to Employer.

            5.4  Use of  Executive’s  Name,  Image  and  Likeness.  Employer  may  make  use of  Executive’s  name, photograph,  drawing or other likeness in connection  with the  advertising or the giving of publicity to Employer,
Salem  Communications  or a program  broadcast  or  content  provided  by  Employer,  Salem  Communications  or any affiliated companies. In such regard,  Employer may make recordings,  transcriptions,  videotapes,  films and other reproductions  of any and all actions  performed  by  Executive in his or her capacity as an Executive of Employer, including without limitation any voice-over or announcing material provided by Executive  (collectively  “Executive
Performances”).  Employer  shall  have the  right to  broadcast,  display,  license,  assign  or use any  Executive
Performances on a royalty-free basis without additional compensation payable to Executive.

         6.       PERSONAL  CONDUCT.  Executive  agrees to  promptly  and  faithfully  comply  with all present and future  policies,  requirements,  directions,  requests and rules and  regulations  of Employer in connection  with
Employer’s  business,  including without limitation the policies and requirements set forth in Employer’s  Employee
Handbook  and Code of  Ethical  Conduct.  Executive  further  agrees  to  comply  with  all  laws  and  regulations pertaining to  Executive’s  employment  with Employer.  Executive  hereby agrees not to engage in any activity that is in direct conflict with the essential  interests of the Business.  Executive  hereby  acknowledges  that nothing set forth in the Employee  Handbook or the Code of Ethical  Conduct or any other policy issued by Employer shall be deemed to create a separate contractual obligation, guarantee or inducement between Executive and Employer.

         7.       MISCELLANEOUS PROVISIONS.

         7.1      Venue;  Choice of Law.  Regardless of where it is signed,  this Memorandum  shall be deemed to be an agreement made in the city and state where  Executive’s  principal work area or office is located  (“Venue”) and shall be  interpreted as an agreement to be performed  wholly in the State where the Venue is located.  The laws of the State where the Venue is located shall be applied without regard to the principles of conflicts of laws.

         7.2      Resolution  of  Disputes.  Employer  and  Executive  mutually  agree to resolve any and all legal claims  arising from or in any way or relating to Executive’s  employment  with Employer  through  mediation or, if mediation  does not resolve the claim or dispute  within ten (10) days of notice  demanding  mediation,  by binding
arbitration   under  the  Federal   Arbitration   Act  subject  to  the  terms  and  conditions   provided   below.
Notwithstanding  the foregoing,  insured workers  compensation  claims (other than wrongful  discharge  claims) and claims for  unemployment  insurance are excluded from arbitration  under this Memorandum.  This Memorandum does not prevent the filing of charges with  administrative  agencies such as the Equal Employment  Opportunity  Commission, the National Labor Relations  Board, or equivalent state agencies.  Arbitration  shall be conducted in the Venue in accordance  with either of the  following,  at  Executive’s  election:  (a) the American  Arbitration  Association:
Employment  Rules of Procedure,  (b) the Rules of Procedure for Christian  Conciliation  sponsored by the Christian
Legal Society,  or (c) the rules of procedure issued by another  alternative  dispute  resolution  service mutually acceptable  to Executive and  Employer.  Any award issued in accordance  with this Section 7.2 shall be rendered as a  judgment  in any  trial  court  having  competent  jurisdiction.  Employer  shall pay the  arbitration  fees and expenses,  less any filing fee amount that Executive would otherwise have to pay to pursue a comparable  lawsuit in a United States  district court in the  jurisdiction  where the dispute  arises or state court in the  jurisdiction where the dispute  arises,  whichever is less. All other rights,  remedies,  exhaustion  requirements,  statutes of limitation and defenses  applicable to claims asserted in a court of law will apply in the  arbitration.  Executive expressly  waives any  presumption  or rule,  if any,  which  requires  this  Memorandum  to be  construed  against
Employer.

         7.3      Injunctive  Relief.  Employer has entered into this  Memorandum in order to obtain the benefit of
Executive’s  unique skills,  talent,  and experience.  Executive  acknowledges and agrees that any violation of one or more  subsections  of  Section  4 of this  Memorandum  will  result in  irreparable  damage  to  Employer,  and, accordingly,  Employer may obtain  injunctive  and other  equitable  relief for any breach or threatened  breach of such  sections,  in addition to any other  remedies  available to Employer,  without being required to prove actual damages, post bond or furnish other security.

         7.4      Integration.  This Memorandum  comprises the entire  understanding of the parties with respect to the subject matter and shall supersede all other prior written or oral  agreements,  including  without  limitation that certain employment agreement entered into by and between Employer and Executive as of September 15, 2000.

         7.5      Amendments  and  Waivers.  No term  or  provision  of this  Memorandum  may be  amended,  waived, discharged  or  terminated  orally  but only by an  instrument  in  writing  signed by the party  against  whom the enforcement of such amendment,  waiver,  discharge or termination is sought.  Any waiver shall be effective only in accordance  with its express terms and  conditions.  Notwithstanding  anything in this  Memorandum to the contrary, no person  other than the  President & Chief  Executive  Officer of  Employer  has the  capacity  to amend,  waive, discharge or terminate  the  provisions  of Section 2 relating to the “at will” nature of  Executive’s  employment, and then, such action may only be taken in writing.

         7.6      Severability.  If any  portion  of this  Memorandum  shall  be held to be  illegal,  invalid,  or unenforceable  in any  respect,  such  invalidity,  illegality,  or  unenforceability  shall not  affect  any other provision hereof, and this Memorandum shall be construed as if such invalid,  illegal,  or unenforceable  provision had never been contained herein.  Additionally,  in lieu of each such illegal,  invalid or unenforceable provision, there shall be added  automatically  as part of this Memorandum a provision as similar to such former  provision as shall be legal, valid and enforceable.

         6.7      Survival;  Modification  of Terms.  No  change in  Executive’s  duties  or salary  shall  affect, alter, or otherwise release  Executive from the covenants and agreements  contained  herein.  All  post-termination covenants,  agreements,  representations  and warranties  made herein by Executive  shall survive the expiration or termination of this Memorandum or employment  under this Memorandum in accordance with their  respective  terms and conditions.

         IN WITNESS WHEREOF, the parties hereto have executed this Memorandum effective as of October 1, 2003.

ACCEPTED AND AGREED:
“Executive”	“Employer”
Salem Communications Corporation

By: /s/ DAVID A.R. EVANS	By: /s/ EDWARD G. ATSINGER III

David A.R. Evans	Edward G. Atsinger III
President and Chief Executive Officer

EXHIBIT 31.1

Certification of Chief Executive Officer

I, Edward G. Atsinger III, certify that:

1.		I have reviewed this report on Form 10-Q of Salem Communications Corporation;

2.		Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.		Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.		The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.		The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: November 6, 2003

By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 302 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 31.2

Certification of Chief Financial Officer

I, David A.R. Evans, certify that:

1.		I have reviewed this report on Form 10-Q of Salem Communications Corporation;

2.		Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.		Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.		The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.		The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Dated: November 6, 2003

By: /s/ DAVID A.R. EVANS

David A.R. Evans
Chief Financial Officer

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 302 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

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

  the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 6, 2003
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

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

  the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 6, 2003
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to Salem Communications Corporation and will be retained by Salem Communications Corporation and furnished to the Securities and Exchange Commission or its staff upon request.