Form 10-K
period 2003-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2004-03-11
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

      The aggregate market value of the Registrant’s Class A common stock held by non–affiliates of the Registrant was $143,290,648 computed by reference to the closing sales price of the Registrant’s Class A common stock as reported on the NASDAQ National Market System as of June 30, 2003.

      As of February 27, 2004, there were 17,969,667 shares of the Registrant’s Class A common stock and 5,553,696 shares of Registrant’s Class B common stock outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE ARE AS FOLLOWS:

Document	Part and Item Numbers of Form 10-K into which Incorporated

Salem Communications Corporation Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held June 10, 2004	Part III, Items 10 through 14

FORWARD-LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks as well as other risks and uncertainties are detailed below at “CERTAIN FACTORS AFFECTING SALEM” and from time to time in Salem’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

      All metropolitan statistical area (“MSA”) rank information used in this report is from the Fall 2003 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company, excluding the Commonwealth of Puerto Rico. According to the Radio Market Survey, the population estimates used were based upon 2000 U.S. Bureau Census estimates updated and projected to January 2004 by Claritas, Inc.

PART I

ITEM 1.      BUSINESS.

GENERAL

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family theme radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. We own and operate 92 radio stations, including 58 stations in 22 of the top 25 markets. This makes us the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. Management believes that we are the fourteenth largest radio broadcaster measured by net broadcasting revenue for the year ended December 31, 2003. We also own Salem Radio Network®, which we believe to be a leading developer, producer and syndicator of religious and family issues oriented talk, news and music programming (but not of general broadcast programming), with over 1,600 affiliated radio stations. In addition, we own complementary Internet and publishing businesses.

      We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed or furnished to the Securities and Exchange Commission.

      Our business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in religious and family issues. We primarily program our stations with our Christian teaching and talk format, which is talk programming with religious and family themes. We also feature news/talk and contemporary Christian music formats. Salem Radio Network® supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

      Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for more than 30 years. We believe our management team has successfully executed a strategy of identifying, acquiring and operating radio stations.

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

DEVELOPMENT OF THE BUSINESS

      In 2003, we completed the purchase of the following radio stations:

			MSA	Purchase
Date	Market	Station	Rank (1)	Price

				(Dollars in thousands)
August 1, 2003	Jacksonville, FL	WBGB-FM, WJGR-AM, WZNZ-AM, WZAZ-AM	49	$8,693
October 6, 2003	Colorado Springs, CO	KKCS-AM (now KZNT-AM)	94	1,500
October 7, 2003	Sacramento, CA	KCEE-FM	26	986
October 31, 2003	Boston, MA	WBPS-AM (now WTTT-AM)	9	8,480

				$19,659

      (1) “MSA” means metropolitan statistical area per the Fall 2003 Radio Market Survey Schedule and Population Rankings published by the Arbitron Company, excluding the Commonwealth of Puerto Rico.

RADIO STATIONS

      The company owns and operates a national portfolio of 92 radio stations in 36 markets, including 28 FM stations and 64 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

New York, NY	1, 17 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WWDJ-AM	1994	Christian Teaching and Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News/Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WZFS-FM	1990	Contemporary Christian Music
		WYLL-AM	2001	Christian Teaching and Talk
San Francisco, CA	4	KFAX-AM	1984	Christian Teaching and Talk
		KSFB-FM	2000	Contemporary Christian Music
		KSFB-AM	2001	Christian Teaching and Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM (4)	2000	Christian Teaching and Talk
		KSKY-AM	2000	News/Talk
Philadelphia, PA	6	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM (formerly WZZD-AM)	1994	News/Talk
Houston-Galveston, TX	7	KKHT-AM	1995	Christian Teaching and Talk
		KTEK-AM	1998	Christian Teaching and Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WABS-AM	2000	Christian Teaching and Talk
Boston, MA	9	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WTTT-AM	2003	News/Talk
Atlanta, GA	11	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WGKA-AM	2000	News/Talk
		WFSH-FM	2000	Contemporary Christian Music
Seattle–Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM	1994	Christian Teaching and Talk
		KTFH-AM	1997 (5)	Silent
		KKMO-AM	1998	Spanish Language Programming
		KKOL-AM	1999	News/Talk
		KIKN-AM	2002	News/Talk
Phoenix, AZ	14	KKNT-AM (formerly KCTK-AM)	1996	News/Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis–St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	News/Talk
		WWTC-AM	2001	News/Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News/Talk
Baltimore, MD	18	WITH-AM	1997	News/Talk

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Tampa, FL	20	WTWD-AM	2000 (6)	Christian Teaching and Talk
		WTBN-AM	2001 (6)	Christian Teaching and Talk
Denver–Boulder, CO	21	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News/Talk
		KBJD-AM	1999 (7)	News/Talk
Pittsburgh, PA	22	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Portland, OR	23	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
Cleveland, OH	24	WCCD-AM	1997	Christian Teaching and Talk
		WHK-AM	2000	Christian Teaching and Talk
		WKNR-AM	2000	Sports/Talk
		WFHM-FM	2001	Contemporary Christian Music
Cincinnati, OH	25	WTSJ-AM	1997	Christian Teaching and Talk
		WBOB-AM	2000	News/Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News/Talk
		KKFS-FM	2002	Contemporary Christian Music
		KCEE-FM	2003 (8)	Silent
Riverside–San Bernardino, CA	27	KTIE-AM (formerly KRLH-AM)	2001	News/Talk
San Antonio, TX	29	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	Adult Nostalgia
Milwaukee, WI	32	WRRD-AM	2001	Christian Teaching and Talk
		WFZH-FM	2001	Contemporary Christian Music
Columbus, OH	34	WRFD-AM	1987	Christian Teaching and Talk
Nashville, TN	44	WBOZ-FM	2000 (9)	Southern Gospel
		WVRY-FM	2000 (9)	Southern Gospel
		WFFH-FM (formerly WRLG-FM)	2002 (10)	Contemporary Christian Music
		WFFI-FM (formerly WTTB-AM)	2002 (10)	Contemporary Christian Music
Jacksonville, FL	49	WBGB-FM	2003	Contemporary Christian Music
		WZNZ-AM	2003	Sports/Talk
		WZAZ-AM	2003	Black Gospel
		WJGR-AM	2003	News/Talk

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Louisville, KY	54	WLSY-FM	1999	Christian Teaching and Talk
		WFIA-FM (formerly WRVI-FM)	1999	Contemporary Christian Music
		WGTK-AM	2000	News/Talk
		WFIA-AM	2001	Christian Teaching and Talk
Richmond, VA	55	WBTK-AM	2001	Christian Teaching and Talk
Honolulu, HI	62	KAIM-AM	2000	Silent
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Christian Teaching and Talk
		KHNR-AM	2000	News/Talk
		KHCM-AM	2002	Country
Colorado Springs, CO	94	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News/Talk
Youngstown-Warren, OH	113	WHKW-AM	2001	Christian Teaching and Talk
Oxnard-Ventura, CA	115	KDAR-FM	1974	Christian Teaching and Talk
Tyler-Longview, TX	147	KPXI-FM	2000 (4)	Christian Teaching and Talk

      (1) Actual city of license may differ from metropolitan market served.

      (2) “MSA” means metropolitan statistical area per the Fall 2003 Radio Market Survey Schedule and Population Rankings published by the Arbitron Company, excluding the Commonwealth of Puerto Rico.

      (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

      (4) KPXI-FM is simulcast with KWRD-FM, Dallas-Fort Worth, TX.

      (5) KTFH-AM is under construction and not yet operating. It is an expanded band AM station. Under current Federal Communications Commission (“FCC”) rules, we would be required to surrender to the FCC license for either KTFH-AM or KLFE-AM five years after the FCC grants the KTFH-AM license. That grant will not occur until after construction of KTFH-AM is completed.

      (6) WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

      (7) KBJD-AM is an expanded band AM station. Under current FCC rules, we will be required to surrender to the FCC the license for either KBJD-AM or KRKS-AM on February 20, 2006.

      (8) This new station is not yet built or operating.

      (9) WBOZ-FM is simulcast with WVRY-FM, Nashville, TN.

      (10) WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

      PROGRAM REVENUE. For the year ended December 31, 2003, we derived 22.1% and 13.2% of our gross revenue, or $41.0 million and $24.4 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We believe our management has been successful in assisting quality local programs expand into national syndication.

      ADVERTISING REVENUE. For the year ended December 31, 2003, we derived 45.2% of our gross revenue, or $84.0 million from the sale of local spot advertising and 7.0% of our gross revenue, or $12.9 million from the sale of national spot advertising.

      OPERATIONS. Each of the radio markets in which we have a presence has a general manager who is responsible for day-to-day operations, local spot advertising sales and, where applicable, local program sales for all of our stations in the market. We pay our general managers a base salary plus a percentage of the respective station’s or cluster of stations operating income. For each station we also have a staff of full-time and part-time engineering, programming and sales personnel. We pay our sales staff on a commission basis.

      We have decentralized the management of our operations. Our operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. Our operations vice presidents are experienced radio broadcasters with expertise in sales, programming and production. We anticipate continuing to rely on this strategy of decentralization and encourage operations vice presidents to apply innovative techniques to the operations they oversee which, if successful, can be implemented at our other stations.

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

      We believe that the listening audiences for our radio stations formatted with our primary format, Christian teaching and talk, which provide the financial support for program producers purchasing time on these stations, are responsive to affinity advertisers that promote products targeted to audiences interested in religious and family issues and are receptive to direct response appeals such as those offered through infomercials. All of such stations have affinity advertising customers in their respective markets. Local church groups and many community organizations such as rescue missions and family crisis support services can often effectively reach their natural constituencies by advertising on religious format stations. Advertising is also purchased by local and national affiliated religious bookstores, publishers specializing in inspirational and religious literature and other businesses that desire to specifically target audiences interested in religious and family issues. Our stations generate spot advertising revenue from general market advertisers.

SALEM RADIO NETWORK® AND SALEM RADIO REPRESENTATIVES

      In 1993, we established Salem Radio Network®, which is based in the Dallas, Texas area. Establishment of Salem Radio Network® was a part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. Salem Radio Network® develops, produces and syndicates a broad range of programming specifically targeted to religious and family issues talk and music stations as well as general market news/talk stations. Currently, we have rights to eight full-time satellite channels and all Salem Radio Network® product is delivered to affiliates via satellite.

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

      We established Salem Radio Representatives, which is also based in the Dallas, Texas area, in 1992 as a sales representation company specializing in placing national advertising on religious format radio stations. Salem Radio Network® has an exclusive relationship with Salem Radio Representatives for the sale of available Salem Radio Network® spot advertising. Salem Radio Representatives receives a commission on all Salem Radio Network® sales. Salem Radio Representatives also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.

      We recognize our advertising and commission revenue from the sale of advertising and from the placement of advertising on radio stations as the spots are aired. Salem Radio Network’s® gross revenue, including commission revenue for Salem Radio Representatives, for the year ended December 31, 2003 was $13.4 million.

OTHER MEDIA

      INTERNET. In 1999, we established an Internet business, OnePlace.com, in connection with our purchase of the assets of OnePlace, LLC, AudioCentral, GospelMedia Network (which was sold in 2000) and Involved Christian Radio Network. In October 2002, we acquired the assets of and re-launched Crosswalk.com, an Internet portal that offers religious-based content including bible studies, devotionals, family issues material and music. In January 2003, we renamed this division the “Salem Web Network™.” The division’s activities enhance and support our core radio strategy by providing on-demand audio streaming for Salem’s program producers. The Salem Web Network™ business model mirrors our radio station business model, which is a focus on revenue from ministries and advertising (banners and sponsorships).

      PUBLISHING. In 1999, we purchased CCM Communications, Inc. (“CCM”). CCM, based in Nashville, Tennessee, has published magazines since 1978 which follow the contemporary Christian music industry. In January 2003, we renamed this division “Salem Publishing™.” Salem Publishing™’s flagship publication, CCM Magazine®, is a monthly music magazine offering interviews with artists, issue-oriented features, album reviews and concert schedules. Through Salem Publishing™’s trade publications, we are uniquely positioned to track contemporary Christian music audience trends. In February 2003, we launched Homecoming® Magazine. Homecoming® Magazine contains a wide variety of features and regular columns focusing on such topics as relationships, spirituality and health and fitness.

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

      We also compete for revenue in the spot advertising market with other commercial religious format and general format radio station licensees. We compete in the spot advertising market with other media as well, including broadcast television, cable television, newspapers, magazines, direct mail, billboard advertising and the Internet.

      Competition may also come from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. Digital audio broadcasting will deliver multiformat digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, commencement of satellite delivered digital audio radio services, which delivers multiple audio programming formats to local and national audiences, has created competition. We have attempted to address these existing and potential competitive threats through Salem Web Network™ and through our exclusive arrangement to provide religious and family issues talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

      NETWORK. Salem Radio Network® competes with other commercial radio networks that offer news and talk programming to religious and general format stations and two noncommercial networks that offer religious music formats. Salem Radio Network® also competes with other radio networks for the services of talk show personalities.

      OTHER MEDIA. Our magazines compete for readers and advertisers with other publications that follow the religious music industry and publications that address themes of interest to church leadership. Our Internet business competes with other companies that deliver on-line audio programming and religious family themed Internet content.

EMPLOYEES

      On February 27, 2004, Salem employed 999 full-time and 417 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our religious and family themes formats, or not to broadcast programming that violates our programming standards, either of which may have a material adverse effect on our business.

      We are fundamentally committed to broadcasting formats and programming emphasizing religious and family themes. We may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences. We do not intend to pursue business opportunities or air programming that would conflict with our core commitment to religious and family themes formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats or air programming inconsistent with our programming standards might result in lower operating revenues and profits than we might otherwise achieve.

If we are unable to execute our acquisition strategy successfully, our business may not continue to grow.

      We intend to continue to acquire radio stations as well as other complementary media businesses. Our acquisition strategy has been, and will continue to focus on, the acquisition of radio stations in the top 50 markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our broadcast cash flow or yield other anticipated benefits. Acquisitions in markets in which we already have a presence may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

We may be unable to integrate the operations and management of acquired stations, which could have a material adverse effect on our business and operating results.

      Since January 1, 2002, we have acquired the assets of 20 radio stations and an Internet business, and we expect to make acquisitions of other stations and station groups in the future. We cannot assure you that we will be able to successfully integrate the operations or management of acquired stations, or the operations or management of stations that might be acquired in the future. Acquisitions of stations will require us to manage a significantly larger and likely more geographically diverse radio station portfolio than historically has been the case. Our inability to integrate and manage newly acquired stations successfully could have a material adverse effect on our business and operating results.

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

      Additionally, Federal Communications Commission (“FCC”) rules and policies allow a broadcaster to own a number of radio stations in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales and station operations. We believe that radio stations that elect to take advantage of these clustering opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. The future development of our business in new markets, as well as the maintenance of our business growth in those markets in which we do not currently have radio station clusters, may be negatively impacted by competitors who are taking advantage of these clustering opportunities by operating multiple radio stations within markets.

The restrictions on ownership of multiple stations in each market may prevent us from implementing our cluster strategy.

      As part of our growth strategy, we seek to acquire additional radio stations in markets in which we already have existing stations. However, our ability to acquire, operate and integrate any such future acquisition as part of a cluster may be limited by antitrust laws, FCC regulations, the amendment of the Federal Communications Act of 1934 (the “Communications Act”) through congressional action or other applicable laws and regulations. Such changes may affect our ability to acquire additional stations in local radio markets where we already own one or more radio stations.

      In 2003, the FCC modified its definition of the term “market” for purposes of its local radio multiple ownership rules. The text of the new market definition rule and the text of the FCC order modifying the market definition rule have not yet become effective due to a stay granted by the 3rd Circuit Court of Appeals and ongoing discussions in the United States Congress concerning the rules. Based solely on the current draft of FCC rules, which is not yet a legally binding FCC obligation or requirement and which may be modified or eliminated as a result of pending legal and legislative action (the “Proposed Rule”), it appears that, in other than smaller radio markets, the FCC has replaced its “signal contour method” of defining local radio markets with the use of “geographic markets” delineated by The Arbitron Company, which is a commercial radio ratings service. Based solely on the Proposed Rule, it appears that, in smaller radio markets which Arbitron has not delineated geographic markets, the FCC will be conducting a rulemaking to establish “defined markets” comparable to the geographic markets delineated by Arbitron in larger markets. The modified market definition rule is not yet in effect and remains subject to judicial review.

      Based solely on the Proposed Rule, the modified market definition is expected to more severely limit the number of radio stations we may acquire in many markets and to more severely limit the buyers to whom we may sell stations in the future and therefore adversely affect our ability to build or enhance our radio station clusters.

      Based solely on the Proposed Rule, it appears that the FCC will not apply the modified market definition retroactively and instead will grandfather currently owned, operated, and controlled clusters of radio stations which otherwise do not comply with the modified market definition. Based solely on the Proposed Rule, it appears that the grandfathering provision of the modified market definition will not require a change in our current ownership of radio broadcast stations.

      We cannot predict whether the Proposed Rule will be issued in its current form or whether it will vary materially from this summary. For this reason, we cannot predict the impact the effectiveness of the Proposed Rule on our business operations.

      In addition, interest has been expressed by members of Congress to further limit the level of ownership concentration in local radio markets. We cannot predict whether there will be a change in the Communications Act or other federal law governing ownership of radio stations, or whether the FCC, the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”) will modify their rules and policies restricting the acquisition of additional stations in a local radio market. In addition, we cannot predict whether a private party will challenge acquisitions we may propose in the future. These events could adversely affect our ability to implement our cluster acquisition strategy.

Government regulation of the broadcasting industry by the FTC, DOJ and FCC may limit our ability to acquire or dispose of radio stations and enter into certain agreements.

      The Communications Act and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC licenses. The FTC and the DOJ evaluate transactions to determine whether those transactions should be challenged under federal antitrust laws. Over the past seven years, the FTC and the DOJ have been increasingly active in their review of radio station acquisitions. This is particularly the case when a radio broadcast company proposes to acquire an additional station in an existing market. As we have gained a presence in a greater number of markets and in a greater percentage of the top 50 markets, our future proposed transactions may be subject to more frequent and aggressive review by the FTC or the DOJ due to market concentration concerns. This increased level of review may be accentuated in instances where we propose to engage in a transaction with parties who themselves have multiple stations in the relevant market. The FCC might not approve a proposed radio station acquisition or disposition when the DOJ has expressed market concentration concerns with respect to the buy or sell side of a given transaction, even if the proposed transaction would otherwise comply with the FCC’s numerical limits on in-market ownership. We cannot be sure that the DOJ or the FTC will not seek to prohibit or require the restructuring of our future acquisitions on these or other bases.

      As noted in the immediately preceding risk factor, the FCC modified its definition of the term “market” for purposes of its local radio multiple ownership rules. The text of the new “market” definition rule and the text of the FCC order modifying the market definition rule are set forth in a Proposed Rule that is not yet effective because of pending legal and legislative action. Based solely on the Proposed Rule, it appears that, the change will further limit our ability to make future radio station acquisitions and will further limit any agreements whereby we provide programming to or sell advertising on radio stations that we do not own. Based solely on the Proposed Rule, it appears that the FCC will prohibit the sale to one entity of an intact, grandfathered cluster of radio stations unless the entity is a small business as defined by the FCC. The FCC definition of “small business” for such sales has not yet been released to the public. Based solely on the Proposed Rule, it appears that the grandfathering provision of the modified market definition will limit the buyers to whom we may in the future sell our current clusters of radio stations as a group. Were a complaint to be filed against us or other FCC licensees involved in a transaction with us, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition.

If we are not able to obtain financing or generate sufficient cash flows from operations, we may be unable to fund future acquisitions.

      We will require significant financing to fund our acquisition strategy. This financing may not be available to us. The availability of funds under the credit facility at any time will be dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material adverse effect on our business and results of operations.

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

      We have launched music formats, including a contemporary Christian music format called The Fish®, as well as a news/talk format, in several markets. We have traditionally relied on Christian teaching and talk block programming as the primary source of our revenue and there is no guarantee that the implementation of these new formats will attract a sufficient listener and advertiser base. Our strategy to launch and develop new formats may not result in any significant revenues or net income. Our management may be unable to successfully market these additional formats due to less operational experience compared to Christian teaching and talk formats. In addition, the introduction of these new formats involves significant start-up promotional costs which negatively impact our short-term profitability.

If we do not maintain or increase our block programming revenue share compared to other broadcast companies, our business and operating results may be adversely affected.

      The financial success of each of our radio stations that features Christian teaching and talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block programming time to national and local religious organizations, which accounted for 36.4% and 35.3% of our gross broadcasting revenue during the years ended December 31, 2002 and 2003, respectively. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we cannot be sure that we will be able to maintain or increase our current block programming revenue.

If we are unable to maintain or grow our advertising revenue share compared to other broadcast and media companies, our business and operating results may be adversely affected.

      Our radio stations with our Christian teaching and talk, contemporary Christian music and news/talk formats are substantially dependent upon advertising for their revenues. In the advertising market, we compete for revenue with other commercial religious format and general format radio stations, as well as with other media, including broadcast and cable television, newspapers, magazines, direct mail and billboard advertising. Due to this significant competition, we cannot be sure that we will be able to maintain or increase our current advertising revenue.

A sustained economic downturn could negatively impact our ability to generate advertising and block programming revenue.

      We derive a substantial part of our revenues from the sale of advertising on our radio stations. For the years ended December 31, 2001, 2002 and 2003, 45.5%, 50.3%, and 52.2% of our broadcast revenues, respectively, were generated from the sale of advertising. Because advertisers generally reduce their spending during economic downturns, we could be adversely affected by a sustained economic downturn or a national recession. In addition, because a substantial portion of our revenues are derived from local advertisers, our ability to generate advertising revenues in specific markets could be adversely affected by local or regional economic downturns. We are particularly dependent on advertising revenue from the Los Angeles and Dallas markets, which generated 9.0% and 9.1%, respectively, of our gross broadcast revenues in 2003.

Acts of war and terrorism may reduce our advertising revenue and have other negative effects on our business.

      In response to the September 11, 2001 terrorist attacks on New York City and Washington, D.C., we increased our news and community service programming, which decreased the amount of broadcast time available for commercial advertising. In addition, these events caused advertisers to cancel advertisements on our stations. Continued acts of war and terrorism against the United States, and the country’s response thereto, including the current uncertainties in Iraq and Afghanistan, may also cause a general slowdown in the U.S. advertising market, which could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and other factors. In addition, these events may have other negative effects on our business, the nature and duration of which we cannot predict. If these acts or war or terrorism or weak economic conditions continue or worsen, our financial condition and results of operations may be materially and adversely affected.

If we lose the services of our founders, the management and operation of our business could be disrupted.

      Our business is dependent upon the performance and continued efforts of certain key individuals, particularly Edward G. Atsinger III, our President and Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of either Messrs. Atsinger or Epperson could have a material adverse effect upon us. We have entered into employment agreements with each of Messrs. Atsinger and Epperson. Both agreements expire in June 2004. Mr. Epperson has radio interests unrelated to Salem's operations that will continue to impose demands on his time.

Our controlling stockholders may cause us to act, or refrain from acting, in a way that minority stockholders do not believe is in their best interest.

      Edward G. Atsinger III, Stuart W. Epperson and Nancy A. Epperson control approximately 88% of the voting power of our capital stock. Messrs. Atsinger and Epperson and Mrs. Epperson thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, except for two directors elected by holders of our Class A common stock, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of our other stockholders and one or more of the controlling stockholders could take action or make decisions (or block action or decisions) that are not in the minority stockholders’ best interest.

If we fail to maintain our licenses with the FCC, we would be prevented from operating affected radio stations.

      We operate each of our radio stations pursuant to one or more FCC broadcasting licenses. As each license expires, we apply for renewal of the license. However, we cannot be sure that any of our licenses will be renewed, and renewal is subject to challenge by third-parties or to denial by the FCC. The Communications Act and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC licenses. Were a complaint to be filed against us or other FCC licensees involved in a transaction with us, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition. The failure to renew any of our licenses would prevent us from operating the affected station and generating revenue from it. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

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

      Our radio stations’ studios and offices and the operations of our other media businesses are located in leased facilities. Our network leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We believe we will be able to renew any such leases that expire within the next several years or obtain other arrangements, as necessary. We own our corporate office building, located in Camarillo, California, and the headquarters of Salem Radio Network® and Salem Radio Representatives, located in the Dallas, Texas area. In January 2004, we purchased the property upon which our studio and office facilities for our Tampa, Florida stations are located.

      We lease certain property from the principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Part III, Item 13, which is incorporated by reference in the Company’s 2004 proxy statement for its 2004 Annual Meeting of Stockholders. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

      No one physical property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The company’s Class A common stock is traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ-NMS”) under the symbol SALM. At February 27, 2004, the company had approximately 30 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 17,969,667 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low bid information per share of the Class A common stock of the company as reported on the NASDAQ-NMS.

	2002				2003

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$25.40	$30.46	$25.44	$28.09	$26.20	$26.45	$24.37	$28.20
Low (mid-day)	$21.80	$23.00	$18.90	$19.82	$15.00	$16.30	$19.09	$19.12

      There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

      No cash dividends were declared for any class of common equity in the last two fiscal years. The company intends to retain future earnings for use in its business and does not anticipate declaring or paying any dividends on shares of the company’s Class A or Class B common stock in the near future. Further, the company’s board of directors will make any determinations to declare and pay dividends in light of the company’s earnings, financial position, capital requirements, agreements for our outstanding debt and such other factors as the board of directors deems relevant.

      The company’s sole source of cash from which to make dividend payments will be dividends paid to the company or payments made to the company by its subsidiaries. The ability of the subsidiaries to make such payments may be restricted by applicable state laws or terms of agreements to which they are or may become a party.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information as of December 31, 2003 with respect to shares of our Class A common stock that may be issued under the 1999 Stock Incentive Plan, our only existing equity compensation plan. The 1999 Stock Incentive Plan was adopted by our board of directors and approved by our stockholders on May 25, 1999. On March 20, 2003, the board of directors approved an amendment to the 1999 Stock Incentive Plan to reserve an additional 600,000 shares of the company's Class A common stock for issuance under the plan. The amendment was approved by a vote of the stockholders at the company’s 2003 annual meeting of stockholders held on June 11, 2003.

Equity Compensation Plan Information

Number of Securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	745,915	$20.54	799,910

Equity compensation plans not approved by security holders	—	—	—

Total	745,915	$20.54	799,910

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION.

      Salem’s selected historical statement of operations and balance sheet data presented below as of and for the five years ended December 31, 2003, are derived from the audited consolidated financial statements of Salem. The consolidated financial statements as of December 31, 2002 and 2003 and for each of the years in the three-year period ended December 31, 2003, and the independent auditors’ report thereon, are included in Item 8 of this report. Salem’s financial results are not comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. Additionally, the write-off of deferred financing costs and termination fees related to the repayment of debt have been reclassified from extraordinary loss to loss on early retirement of debt included in other income and expense for all periods presented in accordance with the provisions of the Financial Accounting Standard Board’s Statement of Financial Accounting Standard (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The selected consolidated financial information below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically the disclosure concerning a reconciliation for historical non-GAAP measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this report.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcasting revenue	$90,058	$113,010	$136,106	$156,216	$170,483
Other media revenue	6,424	7,916	8,016	8,054	7,865

Total revenue	96,482	120,926	144,122	164,270	178,348

Operating expenses:
Broadcasting operating expenses	49,227	63,187	87,772	103,809	109,043
Cost of denied tower site and license upgrade	—	—	—	—	2,202
Other media operating expenses	9,985	14,863	9,282	7,709	7,942
Legal settlement	—	—	—	2,300	—
Corporate expenses	8,507	10,457	13,774	14,387	16,091
Cost of terminated offering	—	—	—	—	651
Stock and related cash grant	2,550	—	—	—	—
Depreciation and amortization	18,233	25,065	30,026	11,446	12,291

Total operating expenses	88,502	113,572	140,854	139,651	148,220

Operating income	7,980	7,354	3,268	24,619	30,128

Other income (expense):
Interest income	1,005	534	1,994	255	212
Gain (loss) on disposal of assets	(219)	773	26,276	(567)	(214)
Gain on sale of assets to related parties	—	28,794	3,560	—	—
Interest expense	(14,219)	(17,452)	(26,542)	(27,162)	(23,474)
Loss on early retirement of debt	(5,556)	(1,849)	—	—	(6,440)
Other expense	(633)	(857)	(573)	(458)	(410)

Total other income (expense)	(19,622)	9,943	4,715	(27,932)	(30,326)
Income (loss) before income taxes and discontinued operations	(11,642)	17,297	7,983	(3,313)	(198)
Provision (benefit) for income taxes	(3,597)	6,675	2,442	(1,323)	479

Income (loss) before discontinued operations	(8,045)	10,622	5,541	(1,990)	(677)
Discontinued operations, net of tax	—	(513)	(1,154)	15,995	—

Net income (loss)	$(8,045)	$(10,109)	$4,387	$14,005	$(677)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED).

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except share and per share data)
Basic earnings (loss) per share data: (1)
Earnings (loss) before discontinued operations	$(0.40)	$0.45	$0.24	$(0.08)	$(0.03)
Income (loss) from discontinued operations	—	(0.02)	(0.05)	0.68	—
Net income (loss) per share	(0.40)	0.43	0.19	0.60	(0.03)

Diluted earnings (loss) per share data: (1)
Income (loss) before discontinued operations	$(0.40)	$0.45	$0.24	$(0.08)	$(0.03)
Income (loss) from discontinued operations	—	(0.02)	(0.05)	0.68	—
Net income (loss) per share	(0.40)	0.43	0.19	0.59	(0.03)

Basic weighted average shares outstanding (1)	20,066,006	23,456,088	23,456,828	23,473,821	23,488,898

Diluted weighted average shares outstanding (1)	20,066,006	23,466,849	23,518,747	23,582,906	23,488,898

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED).

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$34,124	$3,928	$23,921	$26,325	$5,620
Restricted cash	—	—	—	107,661	—
Broadcast licenses	131,635	340,201	323,848	363,203	381,740
Other intangible assets including goodwill, net	18,885	18,281	20,211	17,305	15,391
Total assets	264,364	470,668	507,254	672,209	560,011
Long-term debt, less current portion	100,087	286,050	311,621	350,908	336,091
Stockholders’ equity	142,839	152,948	157,370	171,928	171,822

Cash flows related to:
Operating activities	$8,204	$10,712	$11,633	$6,814	$24,034
Investing activities	(35,159)	(219,848)	(10,070)	(27,018)	(29,688)
Financing activities	59,162	178,940	18,430	22,608	(15,051)

Other Data:
Station Operating Income (2)	$40,831	$49,823	$48,334	$52,407	$61,440
Station Operating Income margin (3)	45.3%	44.1%	35.5%	33.5%	36.0%

(1)     See note 1 to our consolidated financial statements.

(2)      We define station operating income as net broadcasting revenue less broadcasting operating expenses.

      Although station operating income is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”), it should be viewed as a supplement to and not a substitute for results of operations presented on the basis of GAAP. Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and by analysts who report on the industry to provide comparisons between broadcast groups. Additionally, we use station operating income as one of our key measures of operating efficiency and profitability. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands)

Station Operating Income	$40,831	$49,823	$48,334	$52,407	$61,440
Plus other media revenue	6,424	7,916	8,016	8,054	7,865
Less cost of denied tower site and license upgrade	—	—	—	—	(2,202)
Less other media operating expenses	(9,985)	(14,863)	(9,282)	(7,709)	(7,942)
Less depreciation and amortization	(18,233)	(25,065)	(30,026)	(11,446)	(12,291)
Less corporate expenses	(8,507)	(10,457)	(13,774)	(14,387)	(16,091)
Less cost of terminated offering	—	—	—	—	(651)
Less legal settlement	—	—	—	(2,300)	—
Less stock and related cash grant	(2,550)	—	—	—	—

Operating income	$7,980	$7,354	$3,268	$24,619	$30,128

(3)     Station operating income margin is station operating income as a percentage of net broadcasting revenue.

      The following table provides a reconciliation of reported net income for the three years ended December 31, 2001, to net income that would have been had SFAS No. 142, “Goodwill and Other Intangible Assets” been applied as of January 1, 1999:

	Year Ended December 31,

	1999	2000	2001

	(Dollars in thousands,
	except per share data)

Reported net income (loss)	$(8,045)	$10,109	$4,387
Add back goodwill and broadcast licenses amortization, net of tax	6,749	10,687	13,547

Adjusted net income (loss)	$(1,296)	$20,796	$17,934

Basic and diluted earnings (loss) per share
As reported	$(0.40)	$0.43	$0.19
Goodwill and broadcast licenses amortization, net of tax	0.34	0.46	0.58

Adjusted net income (loss)	$(0.06)	$0.89	$0.76

      Had SFAS No. 142 been applied as of January 1, 1999, income (loss) before discontinued operations would have been ($1.3 million) ($0.06 loss per share), $21.3 million ($0.91 per share) and $19.1 million ($0.81 per share) for the years ended December 31, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations and our acquisition of other media businesses. See note 2 to our consolidated financial statements under Item 8 for additional information.

OVERVIEW

      As a radio broadcasting company with a national radio network, we derive our revenue primarily from the sale of broadcast time and radio advertising on a national and local basis. The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share,
•	how well our stations perform for our clients,,
•	the size of the market,
•	the number of stations in the market as well as the number of stations in the market in our format that are competing for the same listeners,
•	the general economic conditions in each market, and
•	supply and demand on both a local and national level.

      Historically, our principal sources of revenue have been:

•	the sale of block program time, both to national and local program producers,
•	the sale of advertising time on our radio stations, both to national and local advertisers, and
•	the sale of advertising time on our national radio network.

      Our sources of revenue and product offerings also include other media businesses, including Internet businesses and publishing.

      The following table shows gross broadcasting revenue, the percentage of gross broadcasting revenue for each broadcasting revenue source and net broadcasting revenue.

	Year Ended December 31,

	2001		2002		2003

	(Dollars in thousands)
Block program time:
National	$37,778	25.5%	$40,447	23.8%	$41,033	22.1%
Local	21,478	14.5	21,503	12.6	24,420	13.2

	59,256	40.0	61,950	36.4	65,453	35.3
Advertising:
National	7,150	4.9	10,684	6.3	12,922	7.0
Local	60,151	40.6	74,928	44.0	83,987	45.2

	67,301	45.5	85,612	50.3	96,909	52.2
Infomercials	6,139	4.1	6,114	3.6	6,639	3.6
Salem Radio Network®	12,100	8.2	13,524	7.9	13,375	7.2
Other	3,266	2.2	3,110	1.8	3,279	1.7

Gross broadcasting revenue	148,062	100.0%	170,310	100.0%	185,655	100.0%

Less agency commissions	11,956		14,094		15,172

Net broadcasting revenue	$136,106		$156,216		$170,483

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

      As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds generally with quarterly fluctuations in the retail advertising industry. Quarterly revenue from the sale of block programming time does not tend to vary significantly, however, because program rates are generally set annually.

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

      In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging) in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2003, we sold 94% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

      The primary operating expenses incurred in the ownership and operation of our radio stations include employee salaries and commissions, facility expenses (such as rent and utilities), promotional expenses and music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

      Salem Web Network™, our Internet business, earns its revenue from sales of streaming services, sales of banner advertising and sponsorships on the Internet, and, to a lesser extent, sales of software and software support contracts. Salem Publishing™ (also referred to as CCM), our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our condensed consolidated statements of operations.

SAME STATION DEFINITION

      In the discussion of our results of operations below, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a “same station” basis. With regard to fiscal quarters, we include in our same station comparisons the results of operations of radio stations and networks that we own or operate in the same format during the quarter, as well as the corresponding quarter of the prior year. Same station results for a full year are based on the sum of the same station results for the four quarters of that year.

RESULTS OF OPERATIONS

We have reclassified our statements of operations data for all periods presented to reflect our sale on September 30, 2002, of the assets of radio station WYGY-FM, which has been accounted for as a discontinued operation. In addition, we have reclassified barter transactions to reflect increases to revenues and expenses as appropriate, eliminating the practice of reporting the net contribution of these transactions in our statements of operations.

      The following table sets forth certain statements of operations data as a percentage of net revenue for the periods indicated:

	2001	2002	2003

Net broadcasting revenue	94.4%	95.1%	95.6%
Other media revenue	5.6%	4.9%	4.4%

Total revenue	100.0%	100.0%	100.0%

Broadcasting operating expenses	60.9%	63.2%	61.1%
Cost of denied tower site and license upgrade	—	—	1.2%
Other media operating expenses	6.4%	4.7%	4.5%
Legal settlement	—	1.4%	—
Corporate expenses	9.6%	8.7%	9.0%
Cost of terminated offering	—	—	0.4%
Depreciation and amortization	20.8%	7.0%	6.9%

Operating income	2.3%	15.0%	16.9%

Year ended December 31, 2003 compared to year ended December 31, 2002

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $14.3 million or 9.1% to $170.5 million in 2003 from $156.2 million in 2002. The growth was attributable to an increase in net revenue from our music stations acquired since the middle of 2000, an increase in program rates and the acquisitions of radio stations during 2002 and 2003. On a same station basis, net revenue improved $13.0 million or 8.3% to $169.2 million in 2003 from $156.2 million in 2002. The improvement was primarily due to an increase in program rates and the acquisitions of radio stations during 2002 and 2001. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 52.2% in 2003 from 50.3% in 2002. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 35.3% in 2003 from 36.4% in 2002. This change in our revenue mix was primarily due to the launch of our contemporary Christian music format in several of our markets and our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue decreased $0.2 million or 2.3% to $7.9 million in 2003 from $8.1 million in 2002. This decrease was due primarily to decreased subscription and advertising revenue from our publishing business partially offset by increased banner advertisments and sponorships from our Internet business.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $5.2 million or 5.0% to $109.0 million in 2003 from $103.8 million in 2002. On a same station basis, broadcasting operating expenses increased $4.0 million or 3.8% to $107.7 million in 2003 from $103.7 million in 2002. The increase was primarily due to incremental selling expenses incurred to produce the increased revenue, partially offset by the impact of cost containment initiatives initiated during the first quarter of 2003.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.2 million or 3.0% to $7.9 million in 2003 from $7.7 million in 2002. The increase was attributable primarily to an increase in selling and editorial costs associated with the integration of our Internet portal Crosswalk.com, which was acquired in October 2002, offset by a reduction in costs associated with our publishing business, reduced audio streaming costs for our Internet business and reduced overhead costs.

      CORPORATE EXPENSES.      Corporate expenses increased $1.7 million or 11.8% to $16.1 million in 2003 from $14.4 million in 2002, primarily due to: (a) additional overhead costs incurred for all of 2003 as compared to a portion of 2002 in connection with the acquisitions of radio stations and an Internet business during 2002, (b) additional overhead costs associated with the acquisitions of radio stations during 2003, and (c) an increase in management bonuses in 2003.

      COST OF TERMINATED OFFERING.       During the third quarter of 2003, Salem incurred a one-time charge of $0.7 million to write–off costs associated with a contemplated debt offering that was terminated during that quarter. This charge is identified in Salem's Statement of Operations as “Cost of Terminated Offering.”

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

      DEPRECIATION AND AMORTIZATION.       Depreciation expense increased $1.2 million or 12.2% to $10.7 million in 2003 from $9.5 million in 2002. The increase was due to: (a) the additional depreciation expense incurred for all of 2003 as compared to a portion of 2002 in connection with our acquisitions of radio stations and an Internet business during 2002, and (b) additional depreciation expenses associated with the acquisition of radio stations during 2003. Amortization expense decreased $0.3 million or 16.9% to $1.6 in 2003 from $1.9 million in 2002. The decrease was primarily due to a network affiliation contract becoming fully amortized during 2002.

      OTHER INCOME (EXPENSE).       Interest income decreased $0.1 million to $0.2 million in 2003 from $0.3 million in 2002. Interest income was primarily from interest earned on the cash which was held in a trust account from December 23, 2002, until January 22, 2003, that was used to redeem all of our 9½% Notes and from interest earned on excess cash. Loss on sale of assets of $0.2 million in 2003 was primarily due to the disposition of certain property, plant and equipment, partially offset by the recovery of a bad debt related to a note acquired in the sale of property, plant, equipment and intangible assets. Interest expense decreased $3.7 million or 13.6% to $23.5 million in 2003 from $27.2 million in 2002. The decrease was due to savings of $3.3 million in interest related to our interest rate swap agreements entered into in April 2002 and July 2003, compared to savings of $1.8 million in the prior year and a reduction in the balance of long-term debt. Additionally, we refinanced our $100.0 million 9½% senior subordinated notes due 2007 (“9½% Notes”) with our 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”), further reducing annual interest expense by $1.8 million in 2003 (See “ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Derivative Instuments”). Loss on early retirement of debt of $6.4 million in 2003 relates to the early retirement of our 9½% Notes on January 22, 2003. Other expense, net decreased to $0.4 million in 2003 from $0.5 million in 2002, due primarily to a decrease in bank commitment fees.

      PROVISION (BENEFIT) FOR INCOME TAXES.      Provision (benefit) for income taxes as a percentage of income (loss) before income taxes, discontinued operations and extraordinary item (that is, the effective tax rate) was 241.9% in 2003 and (39.9)% in 2002. For the years ended December 31, 2003 and 2002, respectively, the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX. Income from discontinued operations was $16.0 million net of income tax expense of $12.0 million for 2002. Discontinued operations relate to the operations of WYGY–FM, Cincinnati, Ohio, which was sold on September 30, 2002, for $45.0 million and includes a gain on the sale of the assets of the radio station of $15.9 million net of income tax expense of $12.0 million.

      NET INCOME (LOSS). As the above discussion reflects in further detail, we recognized a net loss of $0.7 million in 2003 as compared to net income of $14.0 million in 2002.

Year ended December 31, 2002 compared to year ended December 31, 2001

      NET BROADCASTING REVENUE.        Net broadcasting revenue increased $20.1 million or 14.8% to $156.2 million in 2002 from $136.1 million in 2001. The growth was attributable to the increase in same station revenue and the acquisitions of radio stations and a network during 2001 and 2002, partially offset by the sales of radio stations during 2001 and 2002. On a same station basis, net revenue improved $14.6 million or 13.0% to $126.7 million in 2002 from $112.1 million in 2001. The improvement was primarily due to an increase in net revenue at radio stations we acquired in 2000 and 2001 that previously operated with formats other than their current format, an increase in program rates and increases in advertising time and improved selling efforts at both the national and local level and an increase in network revenue due to increased network affiliations and quality programming. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 50.3% in 2002 from 45.5% in 2001. Revenue from block programming time as a percentage of our gross broadcasting revenue decreased to 36.4% in 2002 from 40.0% in 2001. This change in our revenue mix was primarily due to the launch of our contemporary Christian music format in several of our markets and our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.        Other media revenue increased $0.1 million or 1.3% to $8.1 million in 2002 from $8.0 million in 2001. This increase was due primarily to increased banner advertisements and sponsorships from our internet business partially offset by decreased subscription and advertising revenue from our publishing business.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $16.0 million or 18.2% to $103.8 million in 2002 from $87.8 million in 2001. The increase was attributable to operating expenses associated with the acquisitions of radio stations and a network during 2002, increased promotional expenses primarily associated with our contemporary Christian music format, and an increase in music license fees, partially offset by the operating expenses associated with five radio stations sold during 2001. On a same station basis, broadcasting operating expenses increased $6.7 million or 9.1% to $80.3 million in 2002 from $73.6 million in 2001. The increase was primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period as well as increased legal expenses.

      OTHER MEDIA OPERATING EXPENSES.        Other media operating expenses decreased $1.6 million or 17.2% to $7.7 million in 2002 from $9.3 million in 2001. The decrease was attributable primarily to the reduction of selling expenses associated with our publishing business, reduced audio streaming costs for our internet business due to reduced rates and the streaming of fewer affiliates and reduced overhead costs.

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

      CORPORATE EXPENSES.        Corporate expenses increased $0.6 million or 4.3% to $14.4 million in 2002 from $13.8 million in 2001, primarily due to: (a) additional overhead costs incurred for all of 2002 as compared to a portion of 2001 in connection with the acquisitions of radio stations and an Internet business during 2002 and (b) additional overhead costs associated with the acquisitions of radio stations during 2002, partially offset by a reduction in senior management bonuses in 2002.

      DEPRECIATION AND AMORTIZATION.        Depreciation expense increased $2.1 million or 28.4% to $9.5 million in 2002 from $7.4 million in 2001. The increase was due to: (a) the additional depreciation expense incurred for all of 2002 as compared to a portion of 2001 in connection with our acquisitions of radio stations and an Internet business during 2002, and (b) additional depreciation expenses associated with the acquisition of radio stations during 2003. Amortization expense decreased $20.8 million to $1.9 million in 2002 from $22.7 million in 2001. The decrease was primarily due to the adoption of SFAS No. 142 on January 1, 2002, which requires the company to discontinue amortizing broadcast licenses and goodwill. Had SFAS 142 been effective during 2001, amortization expense would have been $1.3 million in 2001.

      OTHER INCOME (EXPENSE).        Interest income decreased $1.7 million to $0.3 million in 2002 from $2.0 million in 2001, primarily due to the interest earned on the investment of the proceeds from the sales of the assets of radio stations KALC-FM, Denver, Colorado for approximately $100 million in January 2001, and WHKK-AM, Cleveland, Ohio, and WHK-FM, Akron, Ohio for $30.0 million in July 2001. These proceeds were used to finance the acquisitions of radio stations and a network in 2001 and 2002, reducing the interest-bearing investments available to produce interest income in 2002. Loss on sale of assets of $0.6 million in 2002 was primarily due to the disposal of miscellaneous equipment. Gain on disposal of assets, including sales of assets to related parties, of $29.8 million in 2001 was primarily due to gains recognized on the sales of the assets of radio stations WHKK-AM, Cleveland, Ohio, WHK-FM, Akron, Ohio, KEZY-AM, San Bernardino, California, WHLO-AM, Akron, Ohio, and the gain realized on the condemnation of certain real property in Seattle, Washington. Interest expense increased $0.7 million or 2.6% to $27.2 million in 2002 from $26.5 million in 2001. The increase was due to interest expense associated with borrowings on the credit facility to fund acquisitions in 2002, partially offset by savings of $1.8 million in interest related to our interest rate swap agreement entered into in April 2002. See Item 7A of this report “Quantitative And Qualitative Disclosures About Market Risk—Derivative Instruments.” Other expense, net decreased to $0.5 million in 2002 from $0.6 million in 2001, due primarily to a decrease in bank commitment and fiscal intermediary fees.

      PROVISION (BENEFIT) FOR INCOME TAXES.        Provision (benefit) for income taxes as a percentage of income before income taxes, discontinued operations and extraordinary item (that is, the effective tax rate) was (39.9)% in 2002 and 30.6% in 2001. For the years ended December 31, 2002 and 2001, respectively, the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses incurred during 2001 and 2002 that were not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carry forwards.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.        Income from discontinued operations was $16.0 million net of income tax expense of $12.0 million in 2002, compared to a loss of $1.2 million net of a tax benefit of $0.8 million in 2001. Discontinued operations relate to the operations of WYGY–FM, Cincinnati, Ohio, which was sold on September 30, 2002 for $45.0 million. The increase in income from discontinued operations was primarily due to the gain on the sale of the assets of the radio station of $15.9 million net of income tax expense of $12.0 million during 2002.

      NET INCOME.        As the above discussion reflects in further detail, we recognized net income of $14.0 million in 2002 as compared to net income of $4.4 million in 2001.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income as net broadcasting revenue less broadcasting operating expenses.

      Station operating income is not a measure of performance calculated in accordance with GAAP; it should be viewed as a supplement to and not a substitute for results of operations presented on the basis of GAAP. Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and by analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, we use station operating income as one of our key measures of operating efficiency and profitability. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

Year ended December 31, 2003 compared to year ended December 31, 2002

      STATION OPERATING INCOME.       Station operating income increased $9.0 million or 17.2% to $61.4 million in 2003 from $52.4 million in 2002. As a percentage of net broadcasting revenue, station operating income increased to 36.0% in 2003 from 33.5% in 2002. The increase was primarily attributable to the effect of radio stations acquired during 2002 and 2003 that previously operated with formats other than their current format and the effect of the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $9.0 million or 17.3% to $61.5 million in 2003 from $52.5 million in 2002. As a percentage of same station net broadcasting revenue, same station station operating income increased to 36.4% in 2003 from 33.6% in 2002.

      The following table provides a reconciliation of station operating income (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the twelve months ended December 31, 2002 and 2003:

	Twelve Months Ended December 31,
	(Dollars in thousands)

	2002	2003

Station operating income	$52,407	$	61,440
Plus other media revenue	8,054		7,865
Less cost of denied tower site and license upgrade	—		(2,202)
Less other media operating expenses	(7,709)		(7,942)
Less depreciation and amortization	(11,447)		(12,291)
Less corporate expenses	(14,387)		(16,091)
Less cost of terminated offering	—		(651)
Less legal settlement	(2,300)		—

Operating income	$24,618	$	30,128

Year ended December 31, 2002 compared to year ended December 31, 2001

      STATION OPERATING INCOME.       Station operating income increased $4.1 million, or 8.5%, to $52.4 million for the year ended December 31, 2002, from $48.3 million in 2001. As a percentage of net broadcasting revenue, station operating income decreased to 33.5% for the year ended December 31, 2002, from 35.5% in 2001. The percentage decrease was primarily attributable to the effect of 16 radio stations acquired during 2001 and 2002 that previously operated with formats other than their current format and the effect of the launch of our contemporary Christian music format in several markets. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $7.9 million, or 20.5%, to $46.4 million for the year ended December 31, 2002, from $38.5 million in 2001. As a percentage of same station net broadcasting revenue, same station operating income increased to 36.6% in 2002 from 34.4% in 2001.

      The following table provides a reconciliation of station operating income (a non-GAAP financial measure) to operating income (as presented in our financial statements) for 2001 and 2002:

	Twelve Months Ended December 31,

	2001	2002

	(Dollars in thousands)
Station operating income	$48,334	$52,407
Plus other media revenue	8,016	8,054
Less other media operating expenses	(9,282)	(7,709)
Less depreciation and amortization	(30,026)	(11,447)
Less corporate expenses	(13,774)	(14,387)
Less legal settlement	—	(2,300)

Operating income	$3,268	$24,618

CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions and upgrades of radio station and network assets, goodwill and other intangible assets, income taxes, and long-term debt and debt covenant compliance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following accounting policies and the related judgments and estimates are critical accounting policies, which affect the preparation of our consolidated financial statements.

Accounting for acquisitions and upgrades of radio station and network assets

      Most of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is generally our policy to retain third-party appraisers to value radio stations, networks or other media businesses under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or other media business at the close of the transaction. When we exchange assets, we consider whether the exchange is an exchange of a business or otherwise requires the assets received to be recorded at fair value with the recognition of a gain or loss on the transaction, or the exchange is an exchange of similar productive assets that should be recorded on a historical cost basis with no gain or loss recorded. In accordance with purchase accounting methodology, the operating results of the acquired assets and businesses are included in the consolidated operating results since the dates of acquisition.

      From time to time we undertake projects to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs up to the point where the project is complete, at which point we transfer the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the unlikely event the required approval is considered not probable, we write-off the capitalized costs of the project. As of December 31, 2003, there are two significant upgrade projects with an aggregate amount of $1.8 million which is included in other assets, in addition to several other projects aggregating an insignificant amount.

Allowance for bad debt

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An analysis is performed by applying various percentages based on the age of the receivable and performing other subjective and historical analysis. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible assets

      Under the Financial Accounting Standards Board’s rules, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, we no longer amortize goodwill and intangible assets deemed to have indefinite lives, but perform annual impairment tests in accordance with these statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense will no longer be recorded for our FCC licenses as well as our goodwill effective July 1, 2001, for assets acquired subsequent to June 30, 2001, and effective January 1, 2002, for all other assets. Other intangible assets will continue to be amortized over their useful lives.

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2003, based on our application of the impairment rules, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgements by our management. If conditions in the markets in which that our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $2.0 million as of December 31, 2003, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

      Our classification of our borrowings under our credit facility as long-term debt in our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facility and after considering our projected operating results and cash flows for the coming year, no principal payments will be required pursuant to the credit agreement. These projections are estimates which are inherantly uncertain and dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors; our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facility or it may become necessary to seek an amendment to our credit facility. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facility or a further amendment of our credit facility becoming necessary.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases.” We adopted this statement in the first quarter 2003 which resulted in the write-off of deferred financing costs and termination fees related to the repayment of debt being reclassified from extraordinary loss to loss on early retirement of debt included in other income and expense for all periods presented.

FASB Interpretation No. 46 - “Consolidation of Variable Interest Entities”

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 27, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

      Salem is currently performing a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the investee or other party is a VIE and then whether Salem is the primary beneficiary of any of the related entities. The review has not identified any VIE that would require consolidation as of the year ended December 31, 2003. Salem expects to complete the review during the first quarter of 2004. Provided that Salem is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is generally limited to the carrying amount of the investment in the entity.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, borrowings under the credit facility and operating cash flow. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and our senior subordinated notes from operating cash flow and borrowings under our credit facility. We believe that cash on hand, cash flow from operations and borrowings under our credit facility will be sufficient to permit us to meet our financial obligations, fund acquisitions and fund operations for at least the next twelve months.

      Cash. Cash and cash equivalents was $5.6 million on December 31, 2003. Working capital was $27.8 million on December 31, 2003. Cash and cash equivalents was $26.3 million on December 31, 2002. Working capital was $49.6 million on December 31, 2002. Additionally, on December 31, 2002, we had $107.7 million classified as restricted cash, which was held in a trust account that was used to redeem on January 22, 2003, all of our outstanding $100.0 million 9½% senior subordinated notes due 2007 plus accrued interest, and $21.0 million held by a qualified intermediary under a like-kind exchange agreement to preserve our ability to effect a tax-deferred exchange. The decrease in cash and cash equivalents is primarily due to $19.7 million used to acquire the assets of seven radio stations during 2003 and payments of $108.5 million against our credit facilities, offset by borrowings of $95.4 million from our credit facilities.

      Net cash provided by operating activities increased to $24.0 million for the year ended December 31, 2003 compared to $6.8 million in 2002, primarily due to an increase in station operating income, an increase in deferred revenue from a long-term operating lease, an increase in accounts receivable turnover and a decrease in deferred income taxes.

      Net cash used by investing activities increased to $29.7 million for the year ended December 31, 2003, compared to $27.0 million in 2002. The increase is due to cash used for acquisitions (cash used of $19.7 million to purchase the assets of seven radio stations during 2003 as compared to cash used of $55.2 million to purchase the assets of five radio stations and the assets of an Internet business during 2002) offset by a decrease in capital expenditures and a decrease in proceeds from the sale of radio station assets (no radio station assests were sold in 2003 as compared to approximately $45.0 million received from the sale of radio station WYGY-FM, Cincinnati, Ohio, in 2002).

      Net cash used in financing activities was $15.1 million for 2003, compared to net cash provided by financing activities of $22.6 million for 2002. The difference was primarily due to increased repayments under our credit facility of $33.5 million in 2003 as compared to $17.0 million in 2002, partially offset by additional borrowings of $20.4 million under the credit facility in 2003 as compared to $48.5 million in 2002.

      Credit Facility. Our wholly-owned subsidiary, Salem Communications Holding Corporation (“HoldCo”), is the borrower under our credit facility. The credit facility was amended and restated as of September 25, 2003, and includes a $75.0 million senior secured reducing revolving credit facility (“our credit facility”) as well as a $75.0 million term loan facility (“term loan”). The description of our credit facility as set forth below reflects the terms of the amendment and restatement. As of December 31, 2003, the borrowing capacity and aggregate commitments under our credit facility was $75.0 and $75.0 million under the term loan. The amount we can borrow, however, is subject to certain restrictions as described below. At December 31, 2003, $75.0 million was outstanding under the term loan and $5.0 million was outstanding under our credit facility. The borrowing capacity under our credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The term loan matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or HoldCo. The facilities require us to prepay borrowings under the facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

      Amounts outstanding under the facilities bear interest at a rate based on, at HoldCo’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. For the term loan, the prime rate spread ranges from 1.25% to 1.75%, and the LIBOR spread ranges from 2.5% to 3.0%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2003, the blended interest rate on amounts outstanding under the credit facilities was 3.94%. If an event of default occurs, the rate may increase by 2.0%.

      The maximum amount that HoldCo may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, conservative talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 7.25 to 1 as of December 31, 2003. Thereafter, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under our credit facilities at December 31, 2003, on a pro forma basis, was 6.76 to 1, resulting in a borrowing availability of approximately $23.0 million.

      Our credit facilities contain additional restrictive covenants customary for facilities of the size, type and purpose contemplated which, with specified exceptions, limit our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005 increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.0 to 1 prior to the issuance of $50.0 million in New Subordinated Notes, after any such issuance the ratio shall not exceed 2.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). We and all of our subsidiaries, except for HoldCo, are guarantors of borrowings under our credit facilities. Our credit facilities are secured by liens on all of our and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

      As of December 31, 2003, management believes we were in compliance with all of the covenants under our terms of the credit facilities.

      9½% Notes.In September 1997, we issued $150.0 million principal amount of 9½% Notes. In July 1999, we repurchased $50.0 million in principal amount of those notes with a portion of the net proceeds of our initial public offering.

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

      9% Notes.In September 2001, HoldCo issued $150.0 million principal amount of 9% Notes. HoldCo used the net proceeds to repay approximately $145.5 million in borrowings under the credit facilities. The indenture for the 9% Notes contains restrictive coventants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $13.5 million per year in interest on the 9% Notes. We and all of our subsidiaries (other than HoldCo) are guarantors of the 9% Notes.

      As of December 31, 2003, management believes we were in compliance with all of the covenants under the indenture for the 9% Notes.

      7¾% Notes. In December 2002, HoldCo issued $100.0 million principal amount of 7¾% Notes. HoldCo used the net proceeds to redeem the $100.0 million 9½% Notes on January 22, 2003. The indenture for the 7¾% Notes contains restrictive covenants that, among others, limit the incurrence of debt by HoldCo and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. HoldCo is required to pay $7.8 million per year in interest on the 7¾% Notes. We and all of our subsidiaries (other than HoldCo) are guarantors of the 7¾% Notes.

      As of December 31, 2003, management believes we were in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of Long-Term Debt Obligations	as of December 31, 2003

(Dollars in thousands)

Term loan under credit facility	$75,000
Revolving line of credit under credit facility	5,000
9% senior subordinated notes due 2011	150,000
7¾% senior subordinated notes due 2010	100,000
Fair market value of interest swap agreement	6,045
Capital leases and other loans	61

336,106
Less current portion	(15)

$336,091

OFF BALANCE SHEET ARRANGEMENTS

      At December 31, 2003 and 2002, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

      Future minimum contractual obligations, including capital and operating leases, revolving bank and bond issue debt, excluding associated interest costs, as well as other long-term obligations as of December 31, 2003, are as follows:

	Payments Due by Period

		Less
Contractual		than 1	1-3	4-5	More Than 5
Obligations	Total	year	years	years	years

	(Dollars in thousands)

Long-term debt	$330,000	$—	$1,875	$1,500	$326,625
Capital lease obligations and other loans	61	15	39	7	—
Operating leases	43,769	8,092	12,863	6,735	16,079

Total contractual cash obligations	$373,830	$8,107	$14,777	$8,242	$342,704

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

      At December 31, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. The interest rate swap agreement is used to manage our exposure to changes in the fair value of a portion of our 9% Notes that may result due to changes in interest rates. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of our debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt hedged by the swap, based on current market rates, were each $6.4 million at December 31, 2003. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Changes in the fair value of the swap and the changes in the fair value of the debt being hedged are recorded as part of interest expense. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2003, was reduced by $3.0 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the six month period ended June 30, 2003, and 4.21% for the six month period ended December 31, 2003. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, we do not anticipate nonperformance by the counter party.

      On July 21, 2003, we entered into a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated negative fair value of this swap agreement and the excess of book value over the change in fair value of the debt hedged by the swap, based on current market rates, were each $(0.3) million at December 31, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2003, was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.98% from inception through December 31, 2003.

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

MARKET RISK

     In addition to the interest rate swap agreement discussed above under “Derivative Instruments,” borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. At December 31, 2003, we had borrowed $80.0 million under our credit facility. As of December 31, 2003, we could borrow up to an additional $22.4 million under the credit facility. Amounts outstanding under our credit facility bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. For the term loan portion of our credit facility, the prime rate spread ranges from 1.25% to 1.75%, and the LIBOR spread ranges from 2.5% to 3.0%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2003, the blended interest rate on amounts outstanding under our credit facility was 3.94%. At December 31, 2003, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $0.8 million on an annualized basis.

     In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $250.0 million as of December 31, 2003, with an aggregate fair value of $267.4 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradeable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $253.5 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $282.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of Salem Communications Corporation

      We have audited the accompanying consolidated balance sheets of Salem Communications Corporation as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Salem Communications Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, Salem Communications Corporation changed its method of accounting for intangible assets including goodwill and FCC licenses in accordance with Statement of Financial Accounting Standards No. 142.

/s/ERNST & YOUNG LLP

      Woodland Hills, California
      February 24, 2004

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,

	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$26,325	$5,620
Restricted cash	107,661	—
Accounts receivable (less allowance for doubtful accounts of $7,803 in 2002 and $9,423 in 2003)	30,696	31,509
Other receivables	1,990	3,071
Prepaid expenses	1,647	1,747
Due from stockholders	223	83
Deferred income taxes	2,281	4,754

Total current assets	170,823	46,784
Property, plant and equipment, net	99,194	97,393
Broadcast licenses	363,203	381,740
Goodwill	11,129	11,129
Amortizable intangible assets, net of accumulated amortization of $19,757 in 2002 and $4,736 in 2003	6,176	4,262
Bond issue costs	7,854	5,631
Fair value of interest rate swap	7,790	6,045
Due from stockholders	82	—
Other assets	5,958	7,027

Total assets	$672,209	$560,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107	$535
Accrued expenses	3,492	5,454
Accrued compensation and related	4,718	4,661
Accrued interest	10,103	7,127
Deferred revenue	1,317	1,163
Income taxes	612	—
Current portion of long-term debt and capital lease obligations	100,029	15

Total current liabilities	121,378	18,955
Long-term debt and capital lease obligations, less current portion	343,118	330,046
Fair value in excess of book value of debt hedged with interest rate swap	7,790	6,045
Deferred income taxes	26,447	28,999
Deferred revenue	738	3,472
Other liabilities	810	672
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,930,417 shares and 17,956,567 in 2002 and 2003, respectively	179	180
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	147,968	148,538
Retained earnings	23,725	23,048

Total stockholders’ equity	171,928	171,822

Total liabilities and stockholders’ equity	$672,209	$560,011
See accompanying notes

45

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,

	2001	2002	2003

Gross broadcasting revenue	$148,062	$170,310	$185,655
Less agency commissions	11,956	14,094	15,172

Net broadcasting revenue	136,106	156,216	170,483
Other media revenue	8,016	8,054	7,865

Total revenue	144,122	164,270	178,348
Operating expenses:
Broadcasting operating expenses (including $1,273, $1,146 and $1,191 for the years ended December 31, 2001, 2002 and 2003, respectively, paid to related parties)	87,772	103,809	109,043
Cost of denied tower site and license upgrade	—	—	2,202
Other media operating expenses	9,282	7,709	7,942
Legal settlement	—	2,300	—
Corporate expenses (including $259, $307 and $277 for the years ended December 31, 2001, 2002 and 2003, respectively, paid to related parties)	13,774	14,387	16,091
Cost of terminated offering	—	—	651
Depreciation (including $673, $429 and $515 for the years ended December 31, 2001, 2002 and 2003, respectively, for other media businesses)	7,362	9,537	10,703
Amortization (including $1,421, $286 and $644 for the years ended December 31, 2001, 2002 and 2003, respectively for other media businesses)	22,664	1,909	1,588

Total operating expenses	140,854	139,651	148,220

Operating income	3,268	24,619	30,128
Other income (expense):
Interest income	1,994	255	212
Gain (loss) on sale of assets	26,276	(567)	(214)
Gain on sale of assets to related party	3,560	—	—
Interest expense	(26,542)	(27,162)	(23,474)
Loss on early retirement of debt	—	—	(6,440)
Other expense, net	(573)	(458)	(410)

Income (loss) before income taxes and discontinued operations	7,983	(3,313)	(198)
Provision (benefit) for income taxes	2,442	(1,323)	479

Income (loss) before discontinued operations	5,541	(1,990)	(677)
Income (loss) from discontinued operations (including gain on sale of $15,909 net of taxes of $11,967 for the year ended December 31, 2002)	(1,154)	15,995	—

Net income (loss)	$4,387	$14,005	$(677)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,

	2001	2002	2003

Basic earnings (loss) per share data:
Earnings (loss) before discontinued operations	$0.24	$(0.08)	$(0.03)
Income (loss) from discontinued operations	(0.05)	0.68	—
Net earnings (loss) per share	0.19	0.60	(0.03)

Diluted earnings (loss) per share data:
Earnings (loss) before discontinued operations	$0.24	$(0.08)	$(0.03)
Income (loss) from discontinued operations	(0.05)	0.68	—
Net earnings (loss) per share	0.19	0.59	(0.03)

Basic weighted average shares outstanding	23,456,828	23,473,821	23,488,898

Diluted weighted average shares outstanding	23,518,747	23,582,906	23,488,898

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B
	Common Stock		Common Stock		Additional	Retained
					Paid-In	Earnings/
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Stockholders’ equity, January 1, 2001	17,902,392	$179	5,553,696	$56	$147,380	$5,333	$152,948
Options exercised	2,550	—	—	—	35	—	35
Net income	—	—	—	—	—	4,387	4,387

Stockholders’ equity, December 31, 2001	17,904,942	179	5,553,696	56	147,415	9,720	157,370
Options exercised	25,475	—	—	—	553	—	553
Net income	—	—	—	—	—	14,005	14,005

Stockholders’ equity, December 31, 2002	17,930,417	179	5,553,696	56	147,968	23,725	171,928
Options exercised	26,150	1	—	—	402	—	403
Tax benefit related to stock options exercised	—	—	—	—	168	—	168
Net loss	—	—	—	—	—	(677)	(677)

Stockholders’ equity, December 31, 2003	17,956,567	$180	5,553,696	$56	$148,538	$23,048	$171,822

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,

	2001	2002	2003
OPERATING ACTIVITIES
Net income	$4,387	$14,005	$(677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) on sale of discontinued operations, net of tax	—	(15,909)	—
Depreciation and amortization	31,292	11,446	12,291
Amortization of bank loan fees	651	633	853
Amortization of bond issue costs	423	976	761
Provision for bad debts	4,711	4,237	6,136
Deferred income taxes	1,354	(2,123)	80
(Gain) loss on sale of assets	(29,836)	567	214
Tax benefit related to stock options exercised	—	—	168
Loss on early extinguishment of debt, before taxes	—	—	6,440
Costs of denied tower site and license upgrade	—	—	2,202
Cost of terminated offering	—	—	651
Changes in operating assets and liabilities:
Accounts receivable	(7,264)	(7,238)	(6,949)
Prepaid expenses and other current assets	174	(992)	(1,042)
Accounts payable and accrued expenses	5,722	982	1,075
Deferred revenue	(52)	(221)	2,580
Other liabilities	327	(117)	(137)
Income taxes	(256)	568	(612)

Net cash provided by operating activities	11,633	6,814	24,034

INVESTING ACTIVITIES
Purchases of property, plant equipment and software	(27,974)	(15,320)	(8,978)
Deposits on radio station acquisitions	(600)	(100)	(125)
Purchases of radio stations	(122,013)	(55,215)	(19,816)
Proceeds from sale of property, plant and equipment and intangible assets	140,626	45,000	406
Other assets	(109)	(1,383)	(1,175)

Net cash used in investing activities	(10,070)	(27,018)	(29,688)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	174,141	99,750	—
Proceeds (payments) of long-term debt and notes payable	(148,591)	31,450	(13,050)
Proceeds from exercise of stock options	35	553	403
Payments on capital lease obligations	(72)	(589)	(36)
Payments of costs related to bank credit facility	(1,143)	—	(1,517)
Payments of bond issue costs	(5,940)	(895)	(851)
Deposit to redeem long-term debt	—	(107,661)	—

Net cash provided by (used in) financing activities	18,430	22,608	(15,051)

Net increase (decrease) in cash and cash equivalents	19,993	2,404	(20,705)
Cash and cash equivalents at beginning of period	3,928	23,921	26,325

Cash and cash equivalents at end of period	$23,921	$26,325	$5,620
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,927	$26,854	$28,115
Income taxes	580	368	1,225

See accompanying notes

49

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

      The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. The Company excluding its subsidiaries is herein referred to as Parent. In May 2000, the Company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation (“HoldCo”) and Salem Communications Acquisition Corporation (“AcquisitionCo”), each a Delaware corporation. HoldCo is the issuer of the 9% Senior Subordinated Notes due 2011 (“9% Notes”) and the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”). HoldCo is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. In July 2000, the Company formed SCA License Corporation (“SCA”), a Delaware corporation. HoldCo and AcquisitionCo are direct subsidiaries of the Company; SCA is a wholly-owned subsidiary of AcquisitionCo. Parent, AcquisitionCo and all of its subsidiaries and all of the subsidiaries of HoldCo are Guarantors of the 9% Notes and the 7¾% Notes discussed in Note 5. The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company’s direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis, the 9% Notes and the 7¾% Notes. SCA owns the assets of nine radio stations as of December 31, 2003. See Note 12 for certain consolidating information with respect to the Company.

Description of Business

      Salem is a domestic U.S. radio broadcast company which has traditionally provided talk and music programming targeted at audiences interested in religious and family issues. Salem operated 92 and 85 radio stations across the United States at December 31, 2003 and 2002, respectively. The Company also owns and operates Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”) and Salem Radio Representatives (“SRR”). SRN, SNN, SMN and RSN are radio networks which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem’s stations. SRR sells commercial air time to national advertisers for Salem’s radio stations and networks, and for independent radio station affiliates.

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

      Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcasting revenue for the years ended December 31, 2001, 2002 and 2003 was approximately $4.1 million, $4.6 million and $5.5 million, respectively, and barter expenses were approximately the same as barter revenue for each period. The Company records its broadcast advertising provided in exchange for goods and services as broadcasting revenue and the goods or services received in exchange for such advertising as broadcasting operating expenses.

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

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma income (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the years ended December 31, 2001, 2002 and 2003 would have changed to the following pro forma amounts:

	Year Ended December 31,

	2001	2002	2003

Net income (loss), as reported	$4,387	$14,005	$(677)
Add: Stock-based compensation, as reported	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	1,343	586	790

Pro forma net income (loss)	$3,044	$13,419	$(1,467)

Income (loss) per share:
Basic income (loss) per share - as reported	$0.19	$0.60	$(0.03)
Basic income (loss) per share - pro forma	$0.13	$0.57	$(0.06)
Diluted income (loss) per share - as reported	$0.19	$0.59	$(0.03)
Diluted income (loss) per share - pro forma	$0.13	$0.57	$(0.06)

      Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the years ended December 31, 2001, 2002 and 2003 was $13.53, $13.21, and $9.25, respectively. The pro forma effect on the Company’s net loss and basic and diluted loss per share for 2001, 2002 and 2003 is not representative of the pro forma effect in future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made in 2001: dividend yield of 0%; expected volatility of 114.4%; risk-free interest rate of 4.7%; expected life of 4 years. The following assumptions were used for grants made in 2002: dividend yield of 0%; expected volatility of 55.9%; risk-free interest rate of 4.5%; expected life of 4 years. The following assumptions were used for grants made in 2003: dividend yield of 0%; expected volatility of 132.8%; risk-free interest rate of 4.35%; expected life of 4 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options.

      The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable single measure of the fair value of its employee stock options.

Accounting for upgrades of radio station and network assets

      From time to time the Company undertakes projects to upgrade its radio station technical facilities and/or FCC licenses. The Company’s policy is to capitalize costs up to the point where the project is complete, at which point the Company transfers the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, the Company will assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the unlikely event the required approval is considered not probable, the Company will write-off the capitalized costs of the project. As of December 31, 2003, there are two significant upgrade projects with an aggregate amount of $1.8 million which is included in other assets in addition to several other projects aggregating an insignificant amount.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases.” We adopted this statement in the first quarter 2003 which resulted in the write-off of deferred financing costs and termination fees related to the repayment of debt being reclassified from extraordinary loss to loss on early retirement of debt included in other income and expense for all periods presented.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 27, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

      The Company is currently performing a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the investee or other party is a VIE and then whether the Company is the primary beneficiary of any of the related entities. The review has not identified any VIE that would require consolidation as of the year ended December 31, 2003. The Company expects to complete the review during the first quarter of 2004. Provided that the Company is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is generally limited to the carrying amount of the investment in the entity.

Cash Equivalents and Restricted Cash

      Salem considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The recorded amount for cash and cash equivalents approximates the fair market value. Included in cash and cash equivalents is $21.0 million as of December 31, 2002, held by a qualified intermediary in order to preserve our ability to effect a tax-deferred exchange. Additionally, at December 31, 2002, the Company had $107.6 million of cash that was held in a trust account for the redemption of the $100 million 9½% Notes. The 9½% Notes were redeemed in January 2003.

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

      The carrying value of property, plant, equipment and software is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 2001, 2002 and 2003.

Amortizable Intangible Assets

      Intangible assets acquired in conjunction with the acquisition of various radio stations and other media businesses are being amortized over the following estimated useful lives using the straight-line method:

Customer lists and contracts	5 years or life of contract
Favorable and assigned leases	Life of the lease
Other	5-10 years

      Based on the amortizable intangible assets as of December 31, 2003, the Company estimates amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)
2004	$1,529
2005	1,278
2006	729
2007	439
2008	65

      The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of intangible assets have been made during the year ended December 31, 2001, 2002 and 2003.

Goodwill and Indefinite Lived Intangible Assets

      Under the FASB’s rules SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to indefinite lives will not be amortized, but annual impairment tests, and more often when impairment indicators are present. FCC licenses have indefinite lives under the new standard and accordingly amortization expense will no longer be recorded for FCC licenses. We adopted SFAS No. 142 effective July 1, 2001, for assets acquired subsequent to June 30, 2001, and effective January 1, 2002, for all other assets.

     The following table provides a reconciliation of reported net income for the year ended December 31, 2001 to net income that would have been had SFAS No. 142 been applied as of January 1, 2001:

(Dollars in thousands, except per share data)
Reported net income	$4,387
Add back goodwill and broadcast licenses amortization, net of tax	13,547

Adjusted net income	$17,934

Basic and diluted earnings per share
As reported	$0.19
Goodwill and broadcast licenses amortization, net of tax	0.58

Adjusted net income	$0.76

      Had SFAS No. 142 been applied as of January 1, 2001, income before discontinued operations would have been $19.1 million ($0.81 per share) for the year ended December 31, 2001.

      In accordance with these standards, while amortization of goodwill and assets with indefinite lives is no longer recorded, these accounts must be reviewed for impairment, at least annually, or when events indicate that an impairment exist. The Company completed the impairment tests in the fourth quarter of 2003 and continues to review the accounts for impairment on an on-going basis. The Company estimates fair value of its indefinite lived intangibles using a combination of market analysis, review of appraisals and cash flow analysis.

Bond Issue Costs

      Bond issue costs are being amortized over the terms of each of the 9% Notes and the 7¾% Notes, respectively, as an adjustment to interest expense.

Derivative Instruments

      The Company is exposed to fluctuations in interest rates. Salem actively monitors these fluctuations and uses derivative instruments from time to time to manage the related risk. In accordance with the Company’s risk management strategy, Salem uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. The Company’s use of derivative instruments may result in short-term gains or losses and may increase volatility in Salem’s earnings.

      The Company has two interest rate swap agreements outstanding as of December 31, 2003, which are used to manage the Company’s exposure to changes in the fair value of recognized assets or liabilities that may result due to changes in interest rates. The counter parties to these interest rate swap agreements are major financial institutions. Although the Company is exposed to credit loss in the event of nonperformance by the counter parties, Salem does not anticipate nonperformance by the counter parties nor would Salem expect any such loss to be material.

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

      Under SFAS No. 133, as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense.

      At December 31, 2003, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. The interest rate swap agreement is used to manage the Company’s exposure to changes in the fair value of a portion its 9% Notes that may result due to changes in interest rates. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of the Company’s debt for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the change in fair value of the debt hedged by the swap, based on current market rates, were each $6.4 million at December 31, 2003. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Changes in the fair value of the swap and the changes in the fair value of the debt being hedged are recorded as part of interest expense. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2003 was reduced by $3.0 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.47% for the six month period ended June 30, 2003 and 4.21% for the six month period ended December 31, 2003. The counter party to this interest rate swap agreement is a major financial institution. Although we are exposed to credit loss in the event of nonperformance by the counter party, the Company does not anticipate nonperformance by the counter party.

      On July 21, 2003, the Company entered into a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to the Company’s 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated negative fair value of this swap agreement and the excess of book value over the change in fair value of the debt hedged by the swap, based on current market rates, were each $(0.3) million at December 31, 2003. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2003 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 5.98% from inception through December 31, 2003.

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

      Options to purchase 291,780 shares and 7,500 shares of Class A common stock with exercise prices greater than the average market prices of common stock were outstanding at December 31, 2001 and 2002, respectively. Options to purchase 745,915 shares of Class A common stock were outstanding as of December 31, 2003. These options were excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

      The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,

	2001	2002	2003

Weighted average shares	23,456,828	23,473,821	23,488,898
Effect of dilutive securities - stock options	61,919	109,085	—

Weighted average shares adjusted for dilutive securities	23,518,747	23,582,906	23,488,898

Segments

      The Company presents its segment information in Note 12.

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

      During the year ended December 31, 2003, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
August 1, 2003	WBGB-FM, WJGR-AM, WZNZ-AM, WZAZ-AM	Jacksonville, FL	$8,693	No
October 6, 2003	KKCS-AM (now KZNT-AM)	Colorado Springs, CO	1,500	Yes
October 7, 2003	KCEE-FM	Sacramento, CA	986	Yes
October 31, 2003	WBPS-AM (now WTTT-AM)	Boston, MA	8,480	Yes

			$19,659

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars
		in thousands)
Asset
	Property and equipment	$1,605
	Broadcast licenses	18,054

		$19,659

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

      Pro forma and historical financial information for acquisitions for which the Company did not change the format is not presented because the financial information was not significant to the consolidated financial position or operating results of the Company.

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

		$51,225

      On September 30, 2002, the Company sold the assets of radio stations WYGY–FM, Cincinnati, Ohio for $45.0 million. Of the proceeds, $30.0 million was placed in an account with a qualified intermediary under a like–kind exchange agreement in order to preserve our ability to effect a tax–deferred exchange. The sale of WYGY–FM was treated as a discontinued operations, and accordingly, the gain on sale of the assets of WYGY–FM of $15.9 million (net of deferred taxes of $12.0 million) and the operations of the WYGY–FM were reflected in income (loss) from discontinued operations in the accompanying statement of operations. All prior periods were restated to reflect the operations of WYGY–FM net in income (loss) from discontinued operations to be consistent with the current period presentation. Net broadcasting revenue from the operations of WYGY-FM were $1.9 million and $2.3 million for the years ended December 31, 2001 and 2002, respectively. Loss before income taxes was $1.9 million and $0.2 million for the years ended December 31, 2001 and 2002, respectively.

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

      During the year ended December 31, 2001, the Company purchased the assets (principally intangibles) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
February 2, 2001	WXRT-AM(now WYLL-AM)	Chicago, IL	$29,000	Yes
February 16, 2001	WWTC-AM	Minneapolis, MN	4,882	Yes
February 16, 2001	WZER-AM (now WRRD-AM)	Milwaukee, WI	2,018	Yes
March 9, 2001	WRBP-AM (now WHKW-AM)	Youngstown-Warren, OH	500	Yes
March 16, 2001	WFIA-AM	Louisville, KY	1,750	No
April 1, 2001	WROL-AM	Boston, GA	10,930	No
July 2, 2001	WCLV-FM (now WFHM-FM)	Cleveland, OH	40,500	Yes
July 13, 2001	WVBB-AM (now WBTK-AM)	Richmond, VA	737	Yes
July 16, 2001	KBZS-AM (now KSFB-AM)	San Francisco, CA	8,500	Yes
October 17, 2001	WTBN-AM	Tampa, FL	6,746	Yes
October 22, 2001	WFZH-FM	Milwaukee, WI	6,500	Yes
December 26, 2001	KSZZ-AM (now KTIE-AM)	Los Angeles, CA	5,000	Yes

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

4. PROPERTY, PLANT AND EQUIPMENT

      Property, plant, equipment and software consisted of the following at December 31:

	December 31,

	2002	2003

	(Dollars in thousands)

Land	$9,786	$11,183
Buildings	16,534	16,643
Office furnishings and equipment	27,484	29,337
Antennae, towers, and transmitting equipment	51,945	53,284
Studio and production equipment	28,618	29,275
Computer software	3,433	3,741
Record and tape libraries	469	469
Automobiles	613	787
Leasehold improvements	9,608	10,034
Construction-in-progress	3,198	5,145

	151,688	159,898
Less accumulated depreciation	52,494	62,505

	$99,194	$97,393

5. LONG-TERM DEBT

      Long-term debt consisted of the following at December 31:

	December 31,

	2002	2003

	(Dollars in thousands)

Term loan under credit facility	$—	$75,000
Revolving line of credit under credit facility	93,050	5,000
9½% Senior Subordinated Notes due 2007	100,000	—
7¾% Senior Subordinated Notes due 2010	100,000	100,000
9% Senior Subordinated Notes due 2011	150,000	150,000
Fair value of interest swap	7,790	6,045
Capital leases and other loans	97	61

	450,937	336,106
Less current portion	100,029	15

	$350,908	$336,091

      Since the revolving line of credit under credit the facility and the term loan under the credit facility carry floating interest rates, the carrying amounts approximate fair market value. The 9½% Notes were issued in September 1997 at par and were redeemed in January 2003. The 9% Notes were issued in June 2001 at par. The 7¾% Notes were issued in December 2002 at par. At December 31, 2003, the fair market value of the 9% Notes and the 7¾% Notes was approximately $163.1 million and $104.3 million, respectively.

Revolving Line of Credit with Banks

      HoldCo has a credit agreement with a syndicate of lending institutions (the “Credit Agreement”) to provide for borrowing capacity of up to $75.0 million under a term loan and up to $75.0 million under a revolving line of credit. The maximum amount that HoldCo may borrow under the Credit Agreement is limited by a ratio of Holdco's existing total adjusted funded debt to pro forma twelve-month cash flow as defined in the Credit Agreement (the “Total Leverage Ratio”). At December 31, 2003, the Total Leverage Ratio allowed under the credit facility was 7.25 to 1. The Total Leverage Ratio under the Credit Agreement at December 31, 2003 was 6.76 to 1, resulting in a borrowing availability of approximately $23.0 million. The maximum Total Leverage Ratio allowed under the Credit Agreement will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009.

      The Credit Agreement contains additional restrictive covenants customary for a credit facility of the size, type and purpose contemplated which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. The Credit Agreement also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005, increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.0 to 1 prior to the issuance of $50.0 million in New Subordinated Notes, after any such issuance the ratio shall not exceed 2.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). The company and all of its subsidiaries, except for HoldCo, are guarantors of borrowings under the Credit Agreement. The Credit Agreement is secured by liens on all of the company’s and its subsidiaries’ assets and pledges of all of the capital stock of the company’s subsidiaries.

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

7¾% Senior Subordinated Notes due 2010

      In December 2002, Holdco issued $100.0 million of our 7¾% Senior Subordinated Notes, the proceeds of which were used to redeem the 9½% Notes on January 22, 2003. As a result of this redemption, the company incurred a non-cash charge in 2003 of $1.7 million for the write-off of unamortized bond issue costs. This was in addition to the $4.8 million premium paid in 2003 in connection with this redemption.

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

Other Debt

      The Company has several capital leases related to various data processing equipment. The obligation recorded at December 31, 2002 and 2003 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2003, for each of the next five years and thereafter are as follows:

		Amount

		(Dollars in thousands)

2004		$390
2005		768
2006		771
2007		757
2008		750
	Thereafter	326,625

		330,061
	Fair value of interest rate swap	6,045

		$336,106

5. INCOME TAXES

      The consolidated provision (benefit) for income taxes for Salem consisted of the following at December 31:

	2001	2002	2003

	(Dollars in thousands)
Current:
Federal	$—	$—	$—
State	372	729	399

	372	729	399

Deferred:
Federal	2,035	7,893	(942)
State	(312)	2,022	328

	1,723	9,915	(614)

Total current and deferred taxes	2,095	10,644	(215)
Change in valuation allowance	(370)	—	694
Current tax benefit reflected in net extraordinary loss	—	—	—
Current tax benefit reflected in discontinued operations	—	(11,967)	—

Income tax provision (benefit)	$1,725	$(1,323)	$479

      The consolidated deferred tax asset and liability consisted of the following at December 31:

	December 31,
	2002	2003

	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$3,598	$4,664
Net operating loss, AMT credit and other carryforwards	15,116	25,800
State taxes	15	89
Other	134	—

Total deferred tax assets	18,863	30,553
Valuation allowance for deferred tax assets	(1,355)	(2,048)

Net deferred tax assets	17,508	28,505
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	10,986	12,207
Excess of net book value of intangible assets for financial reporting purposes over tax basis	30,563	40,543
Other	125	—

Total deferred tax liabilities	41,674	52,750

Net deferred tax liabilities	$24,166	$24,245

      The following table reconciles the above net deferred tax liabilities to the financial statements at December 31:

	December 31,

	2002	2003

	(Dollars in thousands)

Deferred income tax asset per balance sheet	$2,281	$4,754
Deferred income tax liability per balance sheet	(26,447)	(28,999)

	$(24,166)	$(24,245)

      A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before income taxes, is as follows:

	Year Ended December 31,

	2001	2002	2003

Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net	1.0	(5.8)	223.0
Nondeductible expenses	2.8	5.9	51.4
Change in valuation allowance	(5.5)	(5.0)	—
Change in reserves	(5.1)	—	—
Other, net	—	—	2.7

	28.2%	(39.9)%	242.1%

      At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of approximately $57.0 million which expire in 2010 through 2023 and for state income tax purposes of approximately $147.7 million which expire in years 2004 through 2023. For financial reporting purposes at December 31, 2003 the Company has a valuation allowance of $2.0 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards which may not be realized.

6. COMMITMENTS AND CONTINGENCIES

      The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters as of December 31, 2003. However, the Company believes that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

      Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $7.9 million, $8.3 million and $9.0 million in 2001, 2002 and 2003, respectively.

      Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003, are as follows:

	Related
	Parties	Other	Total

	(Dollars in thousands)
2004	$1,117	$6,975	$8,092
2005	995	6,124	7,119
2006	928	4,817	5,745
2007	621	3,354	3,975
2008	572	2,188	2,760
Thereafter	798	15,281	16,079

	$5,031	$38,739	$43,770

7. STOCK OPTION PLAN

      The 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 1,600,000 shares are authorized under the Plan. Options generally vest over four or five years and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. At December 31, 2003, the Company had 799,910 shares available for future grants under its Plan.

      A summary of stock option activity is as follows:

		Weighted		Weighted
		Average	Exercisable	Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1, 2001	311,700	$20.35	51,020	$22.53
Granted	251,880	$17.46
Cancelled	30,800	$20.38
Exercised	2,550	$13.82

Outstanding at December 31, 2001	530,230	$18.65	126,580	$19.82
Granted	65,565	$23.08
Cancelled	15,375	$16.52
Exercised	25,475	$20.02

Outstanding at December 31, 2002	554,945	$19.17	238,320	$19.31
Granted	224,320	$23.21
Cancelled	7,200	$18.33
Exercised	26,150	$15.32

Outstanding at December 31, 2003	745,915	$20.54	353,515	$19.07

      Additional information regarding options outstanding as of December 31, 2003, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price

$9.00 - $12.00	43,500	4.5	$11.61	34,500	$11.63
$12.00 - $15.00	143,250	4.6	$14.58	73,250	$14.45
$15.00 - $18.00	45,570	5.7	$16.55	44,070	$16.59
$18.00 - $21.00	2,050	3.8	$18.77	2,050	$18.77
$21.00 - $24.00	451,545	5.6	$22.53	196,845	$22.55
$24.00 - $27.00	6,500	6.8	$25.07	1,375	$25.05
$27.00 - $30.00	53,500	10.8	$29.9	1,425	$27.91

$9.00 - $30.00	745,915	5.7	$20.54	353,515	$19.07

8. RELATED PARTY TRANSACTIONS

      A stockholder’s trust owns real estate on which assets of one radio station is located. Salem, in the ordinary course of its business, entered into a lease agreement with this trust. Rental expense included in operating expense for 2001, 2002 and 2003 amounted to $56,000, $52,000 and $126,000, respectively.

      Land and buildings occupied by various Salem radio stations are leased from the stockholders of Salem. Rental expense under these leases included in operating expense for 2001, 2002 and 2003 amounted to $1.3 million, $1.1 million, and $1.1 million, respectively.

      The Company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. The premiums were $204,000, $226,000 and $134,000 for the years ended December 31, 2001, 2002 and 2003, respectively. In 2003, the Company became the owner of the policies. The Company is entitled to recover all of the premiums paid on these policies, which have been reserved completely as they have been recorded at the lower of the receivable or insurance cash surrender value. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by the Chairman and Chief Executive Officer.

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

      From time to time, the Company rents an airplane and a helicopter from a company which is owned by one of the principal stockholders. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2001, 2002 and 2003 amounted to approximately $259,000, $307,000 and $277,000, respectively.

9. DEFINED CONTRIBUTION PLAN

      In 1993, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. Prior to January 1, 1999, the Company matched 10% of the amounts contributed by each participant but did not match participants’ contributions in excess of 10% of their compensation per pay period. The Company contributed and expensed $397,000, $551,000 and $511,000 to the 401(k) Plan in 2001, 2002 and 2003, respectively.

10. STOCKHOLDERS’ EQUITY

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

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

      The financial results for all periods presented have been reclassified to reflect the operating results of WYGY-FM as a discontinued operation, which was sold on September 30, 2002, and increases to revenues and expenses for barter transactions, which were previously reported net in our operations.

	March 31		June 30		September 30		December 31

	2002	2003	2002	2003	2002	2003	2002	2003

	(Dollars in thousands, except per share data)

Total revenue	$37,415	$40,627	$41,922	$45,662	$41,881	$44,462	$43,052	$47,597
Operating income	4,158	3,158	4,396	8,944	7,414	7,588	8,651	10,438
Net income (loss) before
discontinued operations	(2,898)	(9,833)	(2,638)	3,269	379	2,276	1,844	4,090
Net income (loss)	$(1,799)	$6,088	$(1,628)	$1,842	$18,106	$1,456	$(674)	$2,113
Basic and diluted earnings
(loss) per share before
discontinued operations	$(0.12)	$(0.26)	$(0.11)	$0.8	$0.02	$0.06	$0.08	$0.09
Basic and diluted earnings
(loss) per share	$(0.08)	$(0.26)	$(0.07)	$0.08	$0.77	$0.06	$(0.03)	$0.09

12. SEGMENT DATA

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

	2001	2002	2003

	(Dollars in thousands)
Net revenue
Radio broadcasting	$136,106	$156,216	$170,483
Other media	8,016	8,054	7,865

Consolidated net revenue	$144,122	$164,270	$178,348

Operating expenses
Radio broadcasting	$87,772	$103,809	$109,043
Other media	9,282	7,709	7,942
Corporate	13,774	14,387	16,091

Consolidated operating expenses	$110,828	$125,905	$133,076

Operating income before depreciation, amortization, legal settlement and costs of denied tower site and license upgrade and cost of terminated offering
Radio broadcasting	$48,334	$52,407	$61,440
Other media	(1,266)	345	(77)
Corporate	(13,774)	(14,387)	(16,091)

Consolidated operating income before depreciation, amortization, legal settlement and costs of denied tower site and license upgrade and cost of terminated offering	$33,294	$38,365	$45,272

12. SEGMENT DATA (CONTINUED)

	2001	2002	2003

	(Dollars in thousands)

Depreciation expense
Radio broadcasting	$6,195	$8,565	$9,479
Other media	673	429	515
Corporate	494	543	709

Consolidated depreciation expense	$7,362	$9,537	$10,703

Amortization expense
Radio broadcasting	$21,243	$1,620	$934
Other media	1,421	286	644
Corporate	—	3	10

Consolidated amortization expense	$22,664	$1,909	$1,588

Operating income before legal settlement, costs of denied tower site and license upgrade and cost of terminated offering
Radio broadcasting	$20,806	$42,222	$51,027
Other media	(3,360)	(370)	(1,236)
Corporate	(14,268)	(14,933)	(16,810)

Consolidated operating income before legal settlement, costs of denied tower site and license upgrade and cost of terminated offering	$3,178	$26,919	$32,981

Total property, plant and equipment, net
Radio Broadcasting	$89,358	$94,594	$93,055
Other Media	1,668	1,939	1,542
Corporate	2,061	2,661	2,796

Consolidated property, plant and equipment, net	$93,087	$99,194	$97,393

Reconciliation of operating income before depreciation, amortization, legal settlement, costs of denied tower site and license upgrade and cost of terminated offering to pretax income

	2001	2002	2003

	(Dollars in thousands)
Operating income before depreciation, amortization, legal settlement, costs of denied tower site and license upgrade and cost of terminated offering	$33,294	$38,365	$45,272
Depreciation expense	(7,362)	(9,537)	(10,703)
Amortization expense	(22,664)	(1,909)	(1,588)
Legal settlement	—	(2,300)	—
Costs of denied tower site and license upgrade	—	—	(2,202)
Cost terminated offering	—	—	(651)
Interest income	1,994	255	212
Gain (loss) on sale of assets	29,836	(567)	(214)
Interest expense	(26,542)	(27,162)	(23,474)
Loss on early retirement of debt	—	—	(6,440)
Other expense, net	(573)	(458)	(410)

Income (loss) before taxes and discontinued operations	$7,983	$(3,313)	$(198)

13. CONSOLIDATING FINANCIAL INFORMATION

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 9% Notes and the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9% Notes and the 7¾% Notes. HoldCo and AcquisitionCo are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of December 31, 2003, amounted to $116.5 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $74.3 million of amounts due from Salem and AcquisitionCo as of December 31, 2003. This amount includes a $48.3 million promissory note due from Salem which bears interest at 15.8%, accrued interest receivable on this note and other amounts due from Salem and AcquisitionCo.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$—	$747	$327	$4,546	$—	$5,620
Accounts receivable	—	1,747	1,551	28,211	—	31,509
Other receivables	154	15	110	2,792	—	3,071
Prepaid expenses	—	60	48	1,639	—	1,747
Due from stockholders	—	—	—	83	—	83
Deferred income taxes	—	100	138	4,516	—	4,754

Total current assets	154	2,669	2,174	41,787	—	46,784
Property, plant, equipment and software, net	—	4,444	1,136	91,813	—	97,393
Broadcast licenses	—	93,602	—	288,138	—	381,740
Goodwill	—	8	5,011	6,110	—	11,129
Amortizable intangible assets, net	—	—	244	4,018	—	4,262
Bond issue costs	—	—	—	5,631	—	5,631
Fair value of interest rate swap	—	—	—	6,045	—	6,045
Intercompany Receivables	259,370	—	—	60,809	(320,179)	—
Other assets	—	—	452	6,575	—	7,027

Total assets	$259,524	$100,723	$9,017	$510,926	$(320,179)	$560,011

13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Current liabilities:
Accounts payable and accrued expenses	$—	$292	$448	$5,382	$(133)	$5,989
Accrued compensation and other	—	219	309	4,133	—	4,661
Accrued interest	—	—	—	7,127	—	7,127
Deferred subscription revenue	—	—	1,163	—	—	1,163
Income taxes payable	—	5	5	(10)	—	—
Current maturities of long-term debt	—	—	—	15	—	15

Total current liabilities	—	516	1,925	16,647	(133)	18,955
Intercompany Payables	75,318	2,345	15,468	—	(93,131)	—
Long-term debt	—	—	—	330,012	34	330,046
Fair value in excess of book value of debt hedged with interest rate swap	—	—	—	6,045	—	6,045
Deferred income taxes	(1,023)	(692)	(982)	31,696	—	28,999
Deferred revenue	—	—	—	3,472	—	3,472
Other liabilities	—	—	—	707	(34)	673
Stockholders’ equity	185,229	98,554	(7,394)	122,347	(226,915)	171,821

Total liabilities and stockholders’ equity	$259,524	$100,723	$9,017	$510,926	$(320,179)	$560,011

13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31, 2003

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcqCo	Media	HoldCo	Adjustments	Consolidated

Gross broadcasting revenue	$—	$11,940	$—	$175,463	$(1,748)	$185,655
Less agency commissions	—	(862)	—	(14,310)	—	(15,172)

Net broadcasting revenue	—	11,078	—	161,153	(1,748)	170,483
Other media revenue	—	—	8,487	—	(622)	7,865

Total revenue	—	11,078	8,487	161,153	(2,370)	178,348
Operating expenses:
Broadcasting operating expenses	—	8,084	—	102,053	(1,094)	109,043
Costs of denied tower site and license upgrade	—	—	—	2,202	—	2,202
Other media operating expenses	—	—	9,853	(502)	(1,409)	7,942
Corporate expenses	3	(5)	—	16,093	—	16,091
Cost of terminated offerings	—	—	—	651	—	651
Depreciation and amortization	—	442	692	11,157	—	12,291

Total operating expenses	3	8,521	10,545	131,654	(2,503)	148,220

Net operating income (loss)	(3)	2,557	(2,058)	29,499	133	30,128
Other income (expense):
Interest income	4,551	2	35	12,428	(16,804)	212
Gain (loss) on sale of assets	—	(35)	200	(379)	—	(214)
Loss on early redemption of long term debt	—	—	—	(6,440)	—	(6,440)
Interest expense	(11,104)	(4,591)	(1,110)	(23,473)	16,804	(23,474)
Other expense	—	(1)	—	(409)	—	(410)

Income (loss) before income taxes	(6,556)	(2,068)	(2,933)	11,226	133	(198)
Provision (benefit) for income taxes	(2,491)	(786)	(1,115)	4,871	—	479

Net income (loss)	$(4,065)	$(1,282)	$(1,818)	$6,355	$133	$(677)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

      As of December 31, 2003, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act (“Disclosure Controls”). Based upon that evaluation, and subject to the limitations described below, the Chief Executive Officer and Chief Financial Officer concluded that the company’s Disclosure Controls are effective in timely alerting them to material information required to be included in the company’s periodic filings with the Securities and Exchange Commission. Attached as exhibits to this Annual Report are certifications of the Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act.

      Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. Included within these processes was the adoption in 2003 of a Code of Ethical Conduct, Financial Code of Conduct, and a toll-free ethics hotline and ethics reporting process.

      The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      There were no significant changes in the company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date they were most recently evaluated. Since there were no significant deficiencies or material weaknesses identified in the company’s internal controls, the company did not take any corrective actions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Incorporated herein by this reference is the information set forth in the sections entitled “DIRECTORS AND EXECUTIVE OFFICERS - Directors” and “- Executive Officers,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “FINANCIAL CODE OF CONDUCT,” “NOMINATING AND GOVERNANCE COMMITTEE,” and “POLICY STATEMENT RE: DIRECTOR ATTENDANCE AT ANNUAL MEETINGS,” are each contained in the company’s Proxy Statement for its 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

      Incorporated herein by this reference is the information set forth in the sections entitled “COMPENSATION AND OTHER INFORMATION” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” contained in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Incorporated herein by this reference is the information set forth in the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “SECURITY OWNERSHIP OF MANAGEMENT” contained in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated herein by this reference is the information set forth in the section entitled “RELATED PARTY TRANSACTIONS” contained in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Incorporated herein by this reference is the information set forth in the section entitled “PRINCIPAL ACCOUNTING FEES AND SERVICES” contained in the 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)

      1. Financial Statements. The financial statements required to be filed hereunder are included in Item 8.

      2. Schedule II to Financial Statements is set forth as follows:.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions

	Balance	Charged to
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2001 Allowance for Doubtful Accounts	$3,550	$4,711	$(2,512)	$5,749
Year Ended December 31, 2002 Allowance for Doubtful Accounts	5,749	4,260	(2,206)	7,803
Year Ended December 31, 2003 Allowance for Doubtful Accounts	$7,803	$6,136	$(4,516)	$9,423

      3. Exhibits.

EXHIBIT LIST

Exhibit
Number	Description of Exhibits

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (1)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (1)
3.03	Certificate of Incorporation of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.01). (2)
3.04	Bylaws of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.02). (2)
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.03). (2)
3.06	Bylaws of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.04). (2)
3.07	Certificate of Incorporation of SCA License Corporation (incorporated by reference to previously filed exhibit 2.05). (2)
3.08	Bylaws of SCA License Corporation (incorporated by reference to previously filed exhibit 2.06). (2)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9½% Series A and Series B Senior Subordinated Notes due 2007. (3)
4.02	Form of 9½% Senior Subordinated Note (filed as part of exhibit 4.01). (3)
4.03	Form of Note Guarantee (filed as part of exhibit 4.01). (3)
4.04	Specimen of Class A common stock certificate. (4)
4.05	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (4)
4.06	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)
4.07	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (5)
4.08	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)

4.09	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (18)
4.10	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (6)
4.15	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (6)
4.16	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.15).
4.17	Form of Note Guarantee (filed as part of exhibit 4.15). (6)
4.18	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (6)
4.19	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated (incorporated by reference to previously filed exhibit 4.1). (9)
4.20	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.19). (9)
4.21	Form of Note Guarantee (filed as part of exhibit 4.19). (9)
4.22	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.23	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.24	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (17)
4.25	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (17)
4.26	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York. (17)

10.01.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Edward G. Atsinger III (incorporated by reference to previously filed exhibit 10.01.02). (6)
10.01.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Edward G. Atsinger III and Eric H. Halvorson, as Trustee under that certain Declaration of Trust (Atsinger Trust No. 1) dated as of April 1, 1997.
10.02.01	Employment Agreement, dated July 1, 2001, between Salem Communications Holding Corporation and Stuart W. Epperson (incorporated by reference to previously filed exhibit 10.02.01). (16)
10.02.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Stuart W. Epperson and Edward G. Atsinger III, as Trustee under that certain Declaration of Trust (Epperson Trust No. 1) dated as of April 1, 1997.
10.04	Employment Agreement, dated September 16, 2003, between Salem Communications Holding Corporation and David A.R. Evans. (18)
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (3)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (3)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (3)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (3)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004. (3)
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (3)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (3)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (3)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (13)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (3)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (3)
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (13)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (3)
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (3)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (3)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005. (3)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006. (3)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (14)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (14)

10.06	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH). (15)
10.08	1999 Stock Incentive Plan (incorporated by reference to previously filed exhibit 10.10). (4)
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)
21.01	Subsidiaries of Salem Communications Corporation.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.
(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2001.
(11)	Incorporated by reference to the exhibit of the same number, unless otherwise noted of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.
(12)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001.
(13)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(14)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(15)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.
(16)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002.
(17)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2003.
(18)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2003.

(b)

Reports on Form 8-K

      On November 3, 2003, Salem filed a current report on Form 8-K dated October 30, 2003, relating to the issuance of a press release regarding the results of operations for third quarter 2003.

      On December 9, 2003, Salem filed a current report on Form 8-K dated December 8, 2003, updating its earnings guidance for the fiscal quarter ending December 31, 2003, and announcing its participation at two conferences.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 10, 2004
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
March 10, 2004
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	President and Chief Executive Officer
	(Principal Executive Officer)	March 10, 2004
Edward G. Atsinger III

/s/ DAVID A.R. EVANS	Executive Vice President and Chief Financial Officer
	(Principal Financial Officer)	March 10, 2004
David A.R. Evans

/s/ EVAN D. MASYR	Vice President of Accounting and Corporate Controller
	(Principal Accounting Officer)	March 10, 2004
Evan D. Masyr

/s/ STUART W. EPPERSON	Director
March 10, 2004
Stuart W. Epperson

/s/ ERIC H. HALVORSON	Director
March 10, 2004
Eric H. Halvorson

/s/ RICHARD A. RIDDLE	Director
March 10, 2004
Richard A. Riddle

/s/ ROLAND S. HINZ	Director
March 10, 2004
Roland S. Hinz

/s/ DONALD P. HODEL	Director
March 10, 2004
Donald P. Hodel

/s/ DAVID DAVENPORT	Director
March 10, 2004
David Davenport

/s/ PAUL PRESSLER	Director
March 10, 2004
Paul Pressler

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 23.1

                    Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration  Statement (Form S-8 No. 333-40494)  pertaining to the 1999 Stock  Incentive Plan of Salem  Communications  Corporation  of our report dated  February 24, 2004,  with respect to the consolidated  financial statements and schedule of Salem Communications  Corporation included in the
Annual Report (Form 10-K) for the year ended December 31, 2003.

By:	/s/ Ernst & Young LLP

Woodland Hills, California
March 8, 2004

EXHIBIT 31.1

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

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 10, 2004

/s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer

EXHIBIT 31.2

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

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 10, 2004

/s/ DAVID A.R. EVANS

David A.R. Evans
Chief Financial Officer

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

Dated: March 10, 2004
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

Dated: March 10, 2004
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Senior Vice President and Chief Financial Officer