Form 10-Q
period 2004-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2004-05-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      As of April 30, 2004, there were 17,991,442 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	March 31,
	2003	2004

	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,620	$4,159
Accounts receivable (less allowance for doubtful accounts of $9,423 in 2003 and $8,827 in 2004)	31,509	29,787
Other receivables	3,071	1,410
Prepaid expenses	1,747	1,671
Due from stockholders	83	42
Deferred income taxes	4,754	4,290

Total current assets	46,784	41,359
Property, plant and equipment, net	97,393	98,240
Broadcast licenses	381,740	381,740
Goodwill	11,129	11,129
Amortizable intangible assets, net of accumulated amortization of $4,736 in 2003 and $5,118 in 2004	4,262	3,882
Bond issue costs	5,631	5,441
Fair value of interest rate swap	6,045	6,806
Other assets	7,027	8,179

Total assets	$560,011	$556,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535	$101
Accrued expenses	5,454	4,875
Accrued compensation and related expenses	4,661	5,150
Accrued interest	7,127	6,382
Deferred revenue	1,163	1,285
Income taxes payable	—	90
Current portion of long-term debt and capital lease obligations	15	16

Total current liabilities	18,955	17,899
Long-term debt and capital lease obligations, less current portion	330,046	325,041
Fair value in excess of book value of debt hedged with interest rate swap	6,045	6,806
Deferred income taxes	28,999	29,060
Deferred revenue	3,472	3,510
Other liabilities	672	803

Total liabilities	388,189	383,119

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,956,567 and 17,984,217 shares at December 31, 2003 and March 31, 2004, respectively	180	180
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	148,538	149,130
Retained earnings	23,048	24,291

Total stockholders’ equity	171,822	173,657

Total liabilities and stockholders’ equity	$560,011	$556,776

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2004

Gross broadcasting revenue	$42,056	$47,054
Less agency commissions	3,350	3,897

Net broadcasting revenue	38,706	43,157
Other media revenue	1,921	1,946

Total revenue	40,627	45,103
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $291 and $273 for the quarters ended March 31, 2003 and 2004, respectively, paid to related parties)	26,338	27,544
Costs of denied tower site and license upgrade	2,202	—
Other media operating expenses, exclusive of depreciation and amortization shown below	1,860	2,162
Corporate expenses, exclusive of depreciation and amortization shown below (including $150 and $81 for the quarters ended March 31, 2003 and 2004, respectively, paid to related parties)	4,044	4,304
Depreciation and amortization (including $292 and $268 for the quarters ended March 31, 2003 and 2004, respectively, for other media businesses)	3,025	3,097

Total operating expenses	37,469	37,107

Operating income	3,158	7,996
Other income (expense):
Interest income	154	29
Interest expense	(6,636)	(5,670)
Loss on early redemption of long-term debt	(6,440)	—
Loss on sale of assets	—	(224)
Other expense, net	(69)	(111)

Income (loss) before income taxes	(9,833)	2,020
Provision (benefit) for income taxes	(3,745)	777

Net income (loss)	$(6,088)	$1,243

Basic earnings (loss) per share	$(0.26)	$0.05

Diluted earnings (loss) per share	$(0.26)	$0.05

Basic weighted average shares outstanding	23,484,113	23,526,105

Diluted weighted average shares outstanding	23,484,113	23,678,124

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2003	2004

OPERATING ACTIVITIES
Net income (loss)	$(6,088)	$1,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on early retirement of debt	6,440	—
Costs of denied tower site and license upgrade	2,202	—
Tax benefit related to stock options exercised	—	80
Depreciation and amortization	3,025	3,097
Amortization of bond issue costs and bank loan fees	379	458
Provision for bad debts	1,416	688
Deferred income taxes	(4,155)	525
Loss on sale of assets	—	224
Changes in operating assets and liabilities:
Accounts receivable	628	1,034
Prepaid expenses and other current assets	828	1,778
Accounts payable and accrued expenses	(1,091)	(1,269)
Deferred revenue	1,593	160
Other liabilities	(230)	131
Income taxes payable	(384)	90

Net cash provided by operating activities	4,563	8,239

INVESTING ACTIVITIES
Capital expenditures	(1,990)	(3,784)
Deposits on radio station acquisitions	—	(1,063)
Other	(202)	(336)

Net cash used in investing activities	(2,192)	(5,183)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	3,000	7,500
Payments of long-term debt and notes payable	(30,000)	(12,500)
Proceeds from exercise of stock options	—	512
Payments on capital lease obligations	(11)	(4)
Payments of costs related to bank credit facility and debt refinancing	(170)	(25)
Payments of bond issue costs	(67)	—

Net cash used in financing activities	(27,248)	(4,517)

Net decrease in cash and cash equivalents	(24,877)	(1,461)
Cash and cash equivalents at beginning of period	26,325	5,620

Cash and cash equivalents at end of period	$1,448	$4,159

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,866	$6,882
Income taxes	793	86

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months ended March 31, 2004 and 2003 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted principles for complete financial statements.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

      On October 15, 2003, the company entered into an agreement to acquire the assets of radio station KJPN-AM in Honolulu, Hawaii for approximately $0.5 million. We anticipate this transaction to close in the second quarter of 2004.

      On March 16, 2004, the company entered into an agreement to acquire the assets of radio station WAFS-AM in Atlanta, Georgia for approximately $16.4 million. We anticipate this transaction to close in the second quarter of 2004.

      On March 26, 2004, the company entered into an agreement to acquire the assets of radio station WQBH-AM in Detroit, Michigan for approximately $4.8 million. We anticipate this transaction to close in the third quarter of 2004.

NOTE 3. STOCK-BASED COMPENSATION

      Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant.

      The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure”.

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and earnings (loss) per share for each of the three months ended March 31, 2004 and 2003 would have changed to the following pro forma amounts:

	Three Months Ended
	March 31,

	2003	2004

	(Dollars in thousands, except per share data)

Net income (loss), as reported	$(6,088)	$1,243
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(293)	(590)

Pro forma net income (loss)	$(6,381)	$653

Earnings (loss) per share:
Basic earnings (loss) per share - as reported	$(0.26)	$0.05
Basic earnings (loss) per share - pro forma	(0.27)	0.03

Diluted earnings (loss) per share - as reported	$(0.26)	$0.05
Diluted earnings (loss) per share - pro forma	(0.27)	0.03

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

      Salem performed a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the investee or other party is a VIE and then whether Salem is the primary beneficiary of any of the related entities. The review did not identify any VIE that would require consolidation as March 31, 2004. Provided that Salem is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is generally limited to the carrying amount of the investment in the entity.

NOTE 5. COSTS OF DENIED TOWER SITE AND LICENSE UPGRADE

      In April 2003, the San Diego County Board of Supervisors denied Salem’s motion to relocate its radio towers for radio station KCBQ-AM, San Diego, California. As a result of the denial, the company recorded a write-off of approximately $1.3 million in capitalized costs related to the project. Additionally, in May 2003, the Federal Communications Commission (“FCC”) denied Salem’s motion to increase the night-time coverage of radio station WGKA-AM, Atlanta, Georgia. As a result of the denial, the company recorded a write-off of approximately $0.9 million in capitalized costs related to the project. These write-offs were recorded in the quarter ended March 31, 2003 in Salem’s Statement of Operations as “Costs of denied tower site and license upgrade.”

NOTE 6. REDEMPTION OF $100.0 MILLION 9½% SENIOR SUBORDINATED NOTES DUE 2007

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

NOTE 7. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2003

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Customer lists and contracts	$4,249	$(2,245)	$2,004
Favorable and assigned leases	1,459	(923)	536
Other amortizable intangible assets	3,290	(1,568)	1,722

	$8,998	$(4,736)	$4,262

	As of March 31, 2004

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Customer lists and contracts	$4,249	$(2,462)	$1,787
Favorable and assigned leases	1,459	(939)	520
Other amortizable intangible assets	3,292	(1,717)	1,575

	$9,000	$(5,118)	$3,882

      Based on the amortizable intangible assets as of March 31, 2004, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)

2004	$1,529
2005	1,278
2006	729
2007	439
2008	65

NOTE 8. BASIC AND DILUTED NET EARNINGS PER SHARE

      Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period plus the dilutive effects of outstanding stock options.

      Options to purchase 597,065 and 764,616 shares of Class A common stock were outstanding at March 31, 2003 and 2004, respectively. Diluted weighted average shares outstanding excludes outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. Those options are excluded due to their antidilutive effect. For periods in which the company has a net loss, all options are excluded due to their antidilutive effect.

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

      We had two interest rate swap agreements outstanding as of March 31, 2004, which are used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter parties to these interest rate swap agreements are major financial institutions. Although we are exposed to credit loss in the event of nonperformance by the counter parties we do not anticipate nonperformance by the counter parties nor would we expect any such loss to be material.

      At March 31, 2004, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $150.0 million 9% senior subordinated notes due 2011 (“9% Notes”). This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $6.7 million at March 31, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the three months ended March 31, 2004 was reduced by $0.8 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.31% for the three months ended March 31, 2004.

      We have a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $0.1 million at March 31, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the three months ended March 31, 2004 was reduced by $0.2 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 6.08% for the three months ended March 31, 2004.

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

NOTE 11. SEGMENT DATA

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The company has one reportable operating segment—radio broadcasting—which includes our talk and music formats and our various radio networks. The remaining non-reportable segments consist of the Salem Web Network™ (our Internet division) and Salem Publishing ™ (our publishing business), which do not meet the reportable segment quantitative threshholds and accordingly are aggregated below as “other media.” Revenue and expenses earned and charged between segments are recorded at fair value.

      Management uses operating income before depreciation, amortization and unusual charges as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended
	March 31,

	2003	2004
	(Dollars in thousands)

Net revenue
Radio broadcasting	$38,706	$43,157
Other media	1,921	1,946

Consolidated net revenue	$40,627	$45,103

Operating expenses (excluding depreciation, amortization and costs of denied tower site and license upgrade)
Radio broadcasting	$26,338	$27,544
Other media	1,860	2,162
Corporate	4,044	4,304

Consolidated operating expenses (excluding depreciation, amortization and costs of denied tower site and license upgrade)	$32,242	$34,010

Operating income before depreciation, amortization, costs of denied tower site and license upgrade and cost of terminated offering
Radio broadcasting	$12,368	$15,613
Other media	61	(216)
Corporate	(4,044)	(4,304)

Consolidated operating income before depreciation, amortization and costs of denied tower site and license upgrade)	$8,385	$11,093

Depreciation expense
Radio broadcasting	$2,327	$2,396
Other media	131	113
Corporate	162	205

Consolidated depreciation expense	$2,620	$2,714

Amortization expense
Radio broadcasting	$242	$226
Other media	161	154
Corporate	2	3

Consolidated amortization expense	$405	$383

Operating income before costs of denied tower site and license upgrade
Radio broadcasting	$9,799	$12,991
Other media	(231)	(483)
Corporate	(4,208)	(4,512)

Consolidated operating income before costs of denied tower site and license upgrade	$5,360	$7,996

	December 31,	March 31,
	2003	2004

	(Dollars in thousands)

Total property, plant and equipment, net
Radio broadcasting	$93,055	$93,665
Other media	1,542	1,497
Corporate	2,796	3,078

Consolidated property, plant and equipment, net	$97,393	$98,240

Reconciliation of operating income before depreciation, amortization and costs of denied tower site and license upgrade to pretax income (loss)

	Three Months Ended
	March 31,

	2003	2004

Operating income before depreciation, amortization and costs of denied tower site and license upgrade	$8,385	$11,093
Depreciation expense	(2,620)	(2,714)
Amortization expense	(405)	(383)
Costs of denied tower site and license upgrade	(2,202)	—
Interest income	154	29
Loss on sale of assets	—	(224)
Interest expense	(6,636)	(5,670)
Loss on early redemption of long-term debt	(6,440)	—
Other expense, net	(69)	(111)

Pretax income (loss)	$(9,833)	$2,020

NOTE 12. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the $150.0 million 9% Notes and $100.0 million 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the company. Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in subsidiaries. On April 1, 2003, the assets of OnePlace, LLC (“OnePlace”) were transferred to SCA License Corporation, a wholly-owned subsidiary of Salem Communications Acquisition Corporation (“Salem Acquisition”). The financial position and results of operations for OnePlace are presented with Salem Publishing™ in “Other Media.”

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of March 31, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

		Salem	Other	Salem		Salem
	Parent	Acquisition	Media	Holding	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$—	$897	$889	$2,373	$—	$4,159
Accounts receivable	—	1,797	1,532	26,458	—	29,787
Other receivables	—	3	110	2,126	(829)	1,410
Prepaid expenses	—	46	71	1,554	—	1,671
Due from stockholders	—	—	—	42	—	42
Deferred income taxes	—	(25)	176	4,377	(238)	4,290

Total current assets	—	2,718	2,778	36,930	(1,067)	41,359
Property, plant and equipment, net	—	4,377	1,109	92,754	—	98,240
Broadcast licenses	—	93,602	—	288,138	—	381,740
Goodwill	—	8	5,011	6,110	—	11,129
Amortizable intangible assets, net	—	—	189	3,693	—	3,882
Bond issue costs	—	—	—	5,441	—	5,441
Fair value of interest rate swap	—	—	—	6,806	—	6,806
Intercompany receivables	260,582	1,437	—	65,566	(327,585)	—
Other assets	—	—	428	7,751	—	8,179

Total assets	$260,582	$102,142	$9,515	$513,189	$(328,652)	$556,776

Current liabilities:
Accounts payable	$—	$4	$6	$91	$—	$101
Accrued expenses	—	222	391	4,409	(147)	4,875
Accrued compensation and related expenses	—	190	353	4,607	—	5,150
Accrued interest	—	—	—	6,382	—	6,382
Deferred revenue	—	—	1,285	—	—	1,285
Income taxes payable	—	11	10	(159)	(228)	90
Current maturities of long-term debt	—	—	—	16	—	16

Total current liabilities	—	427	2,045	15,346	81	17,899
Intercompany payables	77,685	4,582	16,836	1,435	(100,538)	—
Long-term debt	—	—	—	325,041	—	325,041
Fair value in excess of book value of debt hedged with interest rate swap	—	—	—	6,806	—	6,806
Deferred income taxes	(1,721)	(1,045)	(1,322)	38,068	(4,920)	29,060
Deferred revenue	—	—	—	3,510	—	3,510
Other liabilities	—	—	—	803	—	803
Stockholders’ equity	184,618	98,178	(8,044)	122,180	(233,275)	173,657

Total liabilities and stockholders’ equity	$260,582	$102,142	$9,515	$513,189	$(328,652)	$556,776

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

		Salem	Other	Salem		Salem
	Parent	Acquisition	Media	Holding	Adjustments	Consolidated

Gross broadcasting revenue	$—	$3,091	$—	$44,445	$(482)	$47,054
Less agency commissions	—	(212)	—	(3,685)	—	(3,897)

Net broadcasting revenue	—	2,879	—	40,760	(482)	43,157
Other media revenue	—	—	2,146	—	(200)	1,946

Total revenue	—	2,879	2,146	40,760	(682)	45,103
Operating expenses:
Broadcasting operating expenses	—	2,160	—	25,687	(303)	27,544
Other media operating expenses	—	—	2,683	(126)	(395)	2,162
Corporate expenses	—	—	—	4,304	—	4,304
Depreciation and amortization	—	115	152	2,830	—	3,097

Total operating expenses	—	2,275	2,835	32,695	(698)	37,107

Operating income (loss)	—	604	(689)	8,065	16	7,996
Other income (expense):
Interest income	1,211	8	8	3,340	(4,538)	29
Interest expense	(2,985)	(1,211)	(342)	(5,670)	4,538	(5,670)
Loss on sale of assets	—	—	—	(224)	—	(224)
Other expense, net	—	—	—	(111)	—	(111)

Income (loss) before income taxes	(1,774)	(599)	(1,023)	5,400	16	2,020
Provision (benefit) for income taxes	(698)	(222)	(373)	2,070	—	777

Net income (loss)	$(1,076)	$(377)	$(650)	$3,330	$16	$1,243

NOTE 13. SUBSEQUENT EVENTS

       On May 5, 2004 Salem and certain Salem stockholders sold 3,100,000 shares of Salem’s Class A common stock in a registered public offering pursuant to the company’s existing shelf registration statement on file with the Securities and Exchange Commission. The offering consisted of 2,325,000 primary shares offered by the company and 775,000 secondary shares offered by the selling stockholders. The selling stockholders are the founders of the company and its principal stockholders, Edward G. Atsinger III and Stuart W. Epperson. In addition, the company and the selling stockholders granted the underwriters an over-allotment option to purchase up to an additional 175,000 shares from the company and 225,000 shares from the selling stockholders. Salem intends to use the net proceeds of approximately $65.5 million from this offering for working capital and general corporate purposes, which may include the redemption of up to approximately $52.5 million principal amount of the outstanding 9% Notes.

      On May 5, 2004, the company entered into an agreement to acquire the assets of radio stations KPOI-FM and KHUI-FM in Honolulu, Hawaii for approximately $3.7 million. We anticipate this transaction to close in the third quarter of 2004.

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

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family themes. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all pending transactions, we will own a national portfolio of 97 radio stations in 37 markets, including 60 stations in 23 of the top 25 markets, which consists of 30 FM stations and 67 AM stations. Upon completion of all pending transactions, we will be one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. Management believes that we are the fourteenth largest radio broadcaster measured by net broadcasting revenue for the year ended December 31, 2003.

      We also own Salem Radio Network®, which is a developer, producer and syndicator of religious and family issues oriented talk, news and music programming with approximately 1,600 affiliated radio stations. In addition, we own complementary Internet and publishing businesses which target our radio audiences.

      We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed or furnished to the SEC.

      Our business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in religious and family issues. We primarily program our stations with our Christian teaching and talk format, which is talk programming with religious and family themes. We also feature news/talk and contemporary Christian music formats. Salem Radio Network® supports our strategy by allowing us to reach listeners in markets where we do not own or operate radio stations.

      Historically, our principal sources of revenue have been:

•           the sale of block program time, both to national and local program producers,
•           the sale of advertising time on our radio stations, both to national and local advertisers, and
•           the sale of advertising time on our national radio network.

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. Historically, we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to a raitings report service offered by Arbitron ®, which provides quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

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

      Our cash flow is affected by the transition period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change its format. This transition period is when we develop a radio station’s customer and listener base. During this period, a station will typically generate negative or insignificant cash flow.

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

      The primary operating expenses incurred in the ownership and operation of our radio stations include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses, such as rent, insurance and utilities, (iii) promotional expenses and (iv) music license fees. In addition to these expenses, our networks incur programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

      Salem Web Network, our Internet division, earns its revenue from sales of streaming services, sales of banner advertising and sponsorships on the Internet, and, to a lesser extent, sales of software and software support contracts. Salem Publishing, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our consolidated statements of operations.

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

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2004	% Change

	(Dollars in thousands)

Net broadcasting revenue	$38,706	$43,157	11.5%
Other media revenue	1,921	1,946	1.3%

Total revenue	40,627	45,103	11.0%
Operating expenses:
Broadcasting operating expenses	26,338	27,544	4.6%
Costs of denied tower site and license upgrade	2,202	—	(100.0)%
Other media operating expenses	1,860	2,162	16.2%
Corporate expenses	4,044	4,304	6.4%
Depreciation & amortization	3,025	3,097	2.4%

Operating expenses	37,469	37,107	(1.0)%

Operating income	3,158	7,996	153.2%
Other expense:
Interest income	154	29	(81.2)%
Interest expense	(6,636)	(5,670)	(14.6)%
Loss on early redemption of long-term debt	(6,440)	—	(100.0)%
Loss on sale of assets	—	(224)	N/A
Other expense, net	(69)	(111)	60.9%

Income (loss) before income taxes	(9,833)	2,020	(120.5)%
Provision (benefit) for income taxes	(3,745)	777	(120.7)%

Net income (loss)	$(6,088)	$1,243	(120.4)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue

	Three Months Ended
	March 31,

	2003	2004

Net broadcasting revenue	95%	96%
Other media revenue	5%	4%

Total revenue	100%	100%
Operating expenses:
Broadcasting operating expenses	65%	61%
Cost of denied tower site and license upgrade	5%	—%
Other media operating expenses	5%	5%
Corporate expenses	10%	10%
Depreciation & amortization	7%	7%

Operating expenses	92%	82%

Operating income	8%	18%
Other expense:
Interest income	—%	—%
Interest expense	(16)%	(13)%
Loss on early redemption of long-term debt	(16)%	—%
Loss on sale of assets	—%	—%
Other expense, net	—%	—%

Income (loss) before income taxes	(24)%	4%
Provision (benefit) for income taxes	(9)%	2%

Net income (loss)	(15)%	3%

Three months ended March 31, 2004 compared to three months ended March 31, 2003

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $4.5 million or 11.5% to $43.2 million for the quarter ended March 31, 2004 from $38.7 million for the same quarter of the prior year. On a same station basis, net broadcasting revenue improved $3.9 million or 10.0% to $42.6 million for the quarter ended March 31, 2004 from $38.7 million for the same quarter of the prior year. The growth is primarily attributable to an increase in net broadcasting revenue from our music stations acquired since the middle of 2000, an increase in programming revenue, the acquisitions of radio stations during 2003 and an increase in advertising rates. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 50.9% for the quarter ended March 31, 2004 from 49.3% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 36.0% for the quarter ended March 31, 2004 from 38.1% for the same quarter of the prior year. This change in our revenue mix is primarily due to the growth of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue remained unchanged at $1.9 million for the quarters ended March 31, 2004 and 2003.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $1.2 million or 4.6% to $27.5 million for the quarter ended March 31, 2004 from $26.3 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $0.5 million or 1.9% to $26.8 million for the quarter ended March 31, 2004 from $26.3 million for the same quarter of the prior year. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period. Additionally, we have incurred expenses related to the launch of stations acquired in 2003.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.3 million or 16.2% to $2.2 million for the quarter ended March 31, 2004 from $1.9 million for the same quarter in the prior year. The increase is attributable primarily to costs associated with the closing of one of our Salem Web Network™ offices and increased promotional expenses related to Salem Publishing.

      CORPORATE EXPENSES.       Corporate expenses increased $0.3 million or 6.4% to $4.3 million in the quarter ended March 31, 2004 from $4.0 million in the same quarter of the prior year, primarily due to increased overhead costs associated with recent acquisitions and inflation in salaries.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.1 million or 2.4% to $3.1 million for the quarter ended March 31, 2004 from $3.0 million for the same quarter of the prior year. The increase is due principally to the depreciation associated with the acquisitions of radio stations during 2003.

      OTHER INCOME (EXPENSE).       Interest income of approximately $29,000 for the quarter ended March 31, 2004 is primarily from interest earned on excess cash. Interest income of $0.2 million for the quarter ended March 31, 2003 is primarily from interest earned on the cash which was held in a trust account that was used to redeem all of our 9½% Notes and from interest earned on excess cash. Interest expense decreased $0.9 million or 14.6% to $5.7 million for the quarter ended March 31, 2004 from $6.6 million for the same quarter of the prior year. The decrease is primarily due to savings of $0.9 million in interest related to our interest rate swap agreements entered into in April 2002 and July 2003 compared to savings of $0.7 million in the same period of the prior year and savings due to the refinancing of our 9½% Notes. Additionally, as part of the refinancing of our 9½% Notes, both the 9½% Notes and the 7¾% Notes were outstanding until January 22, 2003, resulting in an additional $0.6 million of interest expense in the prior year. Loss on sale of assets of $0.2 million for the quarter ended March 31, 2004 is primarily due to certain studio and production equipment being sold in connection with the early termination of a lease with a related party. Other expense, net was $0.1 million for the quarters ended March 31, 2004 and 2003, and was related primarily to bank commitment fees associated with our credit facility.

      PROVISION (BENEFIT) FOR INCOME TAXES.       Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 38.5% for the quarter ended March 31, 2004 as compared to a benefit of 38.1% for the same quarter of the prior year. For the quarters ended March 31, 2004 and 2003 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      NET INCOME (LOSS).       We recognized net income of $1.2 million for the quarter ended March 31, 2004 as compared to net a loss of $6.1 million for the same quarter of the prior year.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income as net broadcasting revenue less broadcasting operating expenses.

      Station operating income is not a measure of performance calculated in accordance with GAAP; as a result it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, we use station operating income as one of our key measures of operating efficiency and profitability. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

      STATION OPERATING INCOME.       Station operating income increased $3.2 million or 26.2% to $15.6 million for the quarter ended March 31, 2004 from $12.4 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 36.2% for the quarter ended March 31, 2004 from 32.0% for the same quarter of the prior year. The percentage increase is primarily attributable to the effect of radio stations acquired during 2002 and 2003 that previously operated with formats other than their current format and the effect of the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $3.4 million or 27.3% to $15.8 million for the quarter ended March 31, 2004 from $12.4 million for the same quarter of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 37.0% for the quarter ended March 31, 2004 from 32.0% for the same quarter of the prior year.

      The following table provides a reconciliation of station operating income (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three months ended March 31, 2003 and 2004:

	Three Months Ended March 31,

	2003	2004

	(Dollars in thousands)

Station operating income	$12,368	$15,613
Plus other media revenue	1,921	1,946
Less cost of denied tower site and license upgrade	(2,202)	—
Less other media operating expenses	(1,860)	(2,162)
Less depreciation and amortization	(3,025)	(3,097)
Less corporate expenses	(4,044)	(4,304)

Operating income	$3,158	$7,996

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

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

Accounting for acquisitions and upgrades of radio station and network assets

      Most of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is generally our policy to retain third-party appraisers to value radio stations, networks or other media properties under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or other media properties at the close of the transaction.

      From time to time we undertake projects to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs up to the point where the project is complete, at which point we transfer the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the unlikely event the required approval is considered not probable, we write-off the capitalized costs of the project. As of March 31, 2004, there are two significant upgrade projects with an aggregate amount of $2.1 million which is included in other assets, in addition to several other projects aggregating an insignificant amount.

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

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of March 31, 2004, based on our application of the impairment rules, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgments by our management. If conditions in the markets in which that our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $3.9 million as of March 31, 2004, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

      Our classification of our borrowings under our credit facility as long-term debt in our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facility and after considering our projected operating results and cash flows for the coming year, no principal payments will be required pursuant to the credit agreement. These projections are estimates which are inherently uncertain and dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors; our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facility or it may become necessary to seek an amendment to our credit facility. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facility or a further amendment of our credit facility becoming necessary.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facility and operating cash flow. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and our senior subordinated notes from operating cash flow and borrowings under our credit facility. We believe that cash on hand, cash flow from operations, proceeds from our secondary equity offering and borrowings under the credit facility will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

      On May 5, 2004, we completed a public offering of our Class A common stock. We intend to use the net proceeds of approximately $65.5 million from this offering for working capital and general corporate purposes, which may include the redemption of up to approximately $52.5 million principal amount of the outstanding 9% Notes.

      Cash. Cash and cash equivalents was $4.2 million at March 31, 2004 and $5.6 million at December 31, 2003. Working capital was $23.5 million at March 31, 2004. The decrease in cash and cash equivalents is due primarily to the use of $12.5 million to repay borrowings under our credit facility, partially offset by $7.5 million of additional borrowings under our credit facility and cash provided by operating activities.

      Net cash provided by operating activities increased to $8.2 million for the three months ended March 31, 2004 compared to $4.6 million in the same period of the prior year, primarily due to a loss in the prior year of $6.4 million related to the early retirement of debt, a $2.2 million in write-off in the prior year of costs related to a denied tower site and license upgrade, an increase in operating income, lower interest expense and improved accounts receivable collections, partially offset by a decrease in accounts payable and the recognition of deferred revenue.

      Net cash used in investing activities was $5.2 million for the three months ended March 31, 2004 compared to $2.2 million for the same period of the prior year. The increase is due primarily to an increase in capital expenditures of $1.8 million and an increase in deposits on radio stations of $1.1 million for the three months ended March 31, 2004 as compared to the same three month period of 2003.

      We have announced that we are currently in the process of acquiring the assets of the following radio stations: (i) WQBH-AM, Detroit, Michigan for $4.8 million, (ii) WAFS-AM, Atlanta, Georgia for $16.4 million, (iii) KJPN-AM, Honolulu, Hawaii for $0.5 million and (iv) KPOI-FM and KHUI-FM, Honolulu, Hawaii for $3.7 million. Although we have not yet determined how we will be financing these acquisitions, we anticipate that we will use borrowings under our credit facility or cash on hand.

      Net cash used in financing activities was $4.5 million for the three months ended March 31, 2004 compared to $27.2 million for the same period of the prior year. The difference is primarily due to decreased repayments, net of borrowings, under our credit facility of $5.0 million for the three months ended March 31, 2004 as compared to $27.0 million for the same period in the prior year.

      Credit Facility. Our wholly-owned subsidiary, Salem Holding, is the borrower under our credit facilities. The credit facilities were amended and restated as of September 25, 2003 and include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”) as well as a $75.0 million term loan facility (“term loan facility”). The description of the credit facilities as set forth below reflects the terms of the amendment and restatement. As of March 31, 2004, the borrowing capacity and aggregate commitments under the credit facility was $75.0 million under each of the revolving credit facility and the term loan facility. The amount we can borrow, however, is subject to certain restrictions as described below. At March 31, 2004, $75.0 million was outstanding under the term loan facility and there was no outstanding balance under the revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The term loan facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

      Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. For the term loan facility, the prime rate spread ranges from 1.25% to 1.75%, and the LIBOR spread ranges from 2.5% to 3.0%. In each case, the spread is based on the total leverage ratio on the date of determination. At March 31, 2004, the blended interest rate on amounts outstanding under the credit facility was 3.94%. If an event of default occurs, the rate may increase by 2.0%.

      The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, news talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facility was 7.25 to 1 as of March 31, 2004. Beginning December 31, 2004, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under the credit facility at March 31, 2004, on a pro forma basis, was 6.28 to 1, resulting in a borrowing availability of approximately $47.9 million.

      Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005 increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.0 to 1 prior to the issuance of $50.0 million in New Subordinated Notes, after any such issuance the ratio shall not exceed 2.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

      As of March 31, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the terms of the credit facility.

      9% Senior Subordinated Notes Due 2011. In September 2001, Salem Holding issued $150.0 million principal amount of 9% Notes. Salem Holding used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility. The indenture for the 9% Notes contains restrictive coventants that, among others, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Salem Holding is required to pay $13.5 million per year in interest on the 9% Notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 9% Notes.

      As of March 31, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the indenture for the 9% Notes.

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

      As of March 31, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of Long-Term Debt Obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31,	March 31,

	2003	2004

	(Dollars in thousands)

Revolving line of credit under credit facility	$5,000	$—
Term loan under credit facility	75,000	75,000
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011	150,000	150,000
Fair value in excess of book value of debt hedged with interest rate swap	6,045	6,806
Capital leases and other loans	61	57

	336,106	331,863
Less current portion	(15)	(16)

	$336,091	$331,847

Off Balance Sheet Arrangements

      At March 31, 2004 and 2003, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

30

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

      At March 31, 2004, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $150.0 million 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $6.7 million at March 31, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the three months ended March 31, 2004 was reduced by $0.8 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.31% for the three months ended March 31, 2004.

      We have a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $0.1 million at March 31, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the three months ended March 31, 2004 was reduced by $0.2 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 6.08% for the three months ended March 31, 2004.

MARKET RISK

      In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. At March 31, 2004, we had borrowed $75.0 million under the credit facility. As of March 31, 2004, we could borrow up to an additional $47.9 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. At March 31, 2004, the blended interest rate on amounts outstanding under the credit facility was 3.94%. At March 31, 2004, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.8 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $250.0 million (relating to the 9% Notes and the 7¾% Notes) as of March 31, 2004, with an aggregate fair value of $269.3 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on our debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the 9% Notes and 7¾% Notes to approximately $255.6 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the 9% Notes and 7¾% Notes to approximately $284.0 million.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

ITEM 5. OTHER INFORMATION

      Not applicable.

33

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

(b) REPORTS ON FORM 8-K

      Form 8-K dated February 12, 2004, reporting the company’s issuance of a press release announcing national block programming renewals.

      Form 8-K dated February 26, 2004, reporting the company’s issuance of a press release on the financial results of the fourth quarter and year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
May 10, 2004
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)
May 10, 2004
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

Dated: May 10, 2004

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

Dated: May 10, 2004

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

  the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2004
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

  the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2004
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