Form 10-Q
period 2004-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2004-08-06
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      As of August 3, 2004, there were 20,369,392 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	June 30,
	2003	2004

	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,620	$12,894
Accounts receivable (less allowance for doubtful accounts of $9,423 in 2003 and $8,389 in 2004)	31,509	30,958
Other receivables	3,071	2,289
Prepaid expenses	1,747	1,847
Due from stockholders	83	—
Deferred income taxes	4,754	4,316

Total current assets	46,784	52,304
Property, plant and equipment, net	97,393	101,762
Broadcast licenses	381,740	397,292
Goodwill	11,129	11,129
Amortizable intangible assets, net of accumulated amortization of $4,736 in 2003 and $5,501 in 2004	4,262	3,500
Bond issue costs	5,631	3,660
Bank loan fees	3,988	3,916
Fair value of interest rate swap	6,045	3,363
Other assets	3,039	2,981

Total assets	$560,011	$579,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535	$460
Accrued expenses	5,454	6,325
Accrued compensation and related expenses	4,661	5,022
Accrued interest	7,127	5,444
Deferred revenue	1,163	1,197
Income taxes payable	—	6
Current portion of long-term debt and capital lease obligations	15	15

Total current liabilities	18,955	18,469
Long-term debt and capital lease obligations, less current portion	330,046	284,408
Fair value in excess of book value of debt hedged with interest rate swap	6,045	3,363
Deferred income taxes	28,999	28,725
Deferred revenue	3,472	3,455
Other liabilities	672	877

Total liabilities	388,189	339,297

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,956,567 and 20,369,392 shares at December 31, 2003 and June 30, 2004, respectively	180	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	148,538	216,222
Retained earnings	23,048	24,128

Total stockholders’ equity	171,822	240,610

Total liabilities and stockholders’ equity	$560,011	$579,907

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Net broadcasting revenue	$43,428	$47,800	$82,134	$90,957
Other media revenue	2,234	2,352	4,155	4,298

Total revenue	45,662	50,152	86,289	95,255
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $220 and $270 for the quarters ended June 30, 2003 and 2004, respectively, and $500 and $543 for the six months ended June 30, 2003 and 2004, respectively, paid to related parties)	27,505	28,875	53,843	56,419
Costs of denied tower site and license upgrade	—	—	2,202	—
Other media operating expenses, exclusive of depreciation and amortization shown below	2,116	2,030	3,976	4,192
Corporate expenses, exclusive of depreciation and amortization shown below (including $31 and $44 for the quarters ended June 30, 2003 and 2004, respectively, and $181 and $124 for the six months ended June 30, 2003 and 2004, respectively, paid to related parties)	4,027	4,247	8,071	8,551
Depreciation and amortization (including $289 and $261 for the quarters ended June 30, 2003 and 2004, respectively, and $581 and $529 for the six months ended June 30, 2003 and 2004, respectively, for other media businesses)	3,070	3,129	6,095	6,226

Total operating expenses	36,718	38,281	74,187	75,388

Operating income	8,944	11,871	12,102	19,867
Other income (expense):
Interest income	17	93	171	122
Interest expense	(5,600)	(5,366)	(12,236)	(11,036)
Loss on early redemption of long-term debt	—	(6,588)	(6,440)	(6,588)
Gain on sale of assets	—	405	—	181
Other expense, net	(92)	(126)	(161)	(237)

Income (loss) before income taxes	3,269	289	(6,564)	2,309
Provision (benefit) for income taxes	1,427	117	(2,318)	894

Income (loss) before discontinued operations	1,842	172	(4,246)	1,415
Discontinued operations, net of tax	—	(335)	—	(335)

Net income (loss)	$1,842	$(163)	$(4,246)	$1,080

Basic earnings per share before discontinued operations	$0.08	$0.01	$(0.18)	$0.06
Income (loss) from discontinued operations per share	—	(0.01)	—	(0.01)
Basic net earnings per share	0.08	(0.01)	(0.18)	0.04

Diluted earnings per share before discontinued operations	$0.08	$0.01	$(0.18)	$0.06
Income (loss) from discontinued operations per share	—	(0.01)	—	(0.01)
Diluted net earnings per share	0.08	(0.01)	(0.18)	0.04

Basic weighted average shares outstanding	23,485,522	25,205,348	23,484,817	24,365,727

Diluted weighted average shares outstanding	23,573,321	25,412,122	23,484,817	24,545,123

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2003	2004

OPERATING ACTIVITIES
Net income (loss)	$(4,246)	$1,080
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early retirement of debt	6,440	6,588
Cost of denied tower site and license upgrade	2,202	—
Tax benefit related to stock options exercised	—	333
Depreciation and amortization	6,095	6,226
Amortization of bond issue costs and bank loan fees	769	950
Provision for bad debts	2,618	1,796
Deferred income taxes	(2,642)	164
Gain on sale of assets	—	(181)
Changes in operating assets and liabilities:
Accounts receivable	(2,793)	(1,245)
Prepaid expenses and other current assets	(665)	765
Accounts payable and accrued expenses	468	(526)
Deferred revenue	2,648	17
Other liabilities	(186)	205
Income taxes payable	(580)	6

Net cash provided by operating activities	10,128	16,178

INVESTING ACTIVITIES
Capital expenditures	(3,109)	(8,664)
Deposits on radio station acquisitions	—	(685)
Purchases of radio stations	(241)	(16,913)
Other assets	(1,732)	122

Net cash used in investing activities	(5,082)	(26,140)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	3,000	22,500
Proceeds from common stock offering	—	65,738
Payments to redeem 9% Notes	—	(55,630)
Payment of bond premium	—	(4,998)
Payments of long-term debt and notes payable	(30,000)	(12,500)
Proceeds from exercise of stock options	50	1,637
Payments on capital lease obligations	(15)	(8)
Payments of costs related to bank credit facility and debt refinancing	(190)	497
Payments of bond issue costs	(223)	—

Net cash used in financing activities	(27,378)	17,236

Net decrease in cash and cash equivalents	(22,332)	7,274
Cash and cash equivalents at beginning of period	26,325	5,620

Cash and cash equivalents at end of period	$3,993	$12,894

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,656	$11,936
Income taxes	946	180

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months and six months ended June 30, 2004 and 2003 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted principles for complete financial statements.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

			Acquisition	Format
Acquisition Date	Station(s)	Market Served	Cost	Changed

			(Dollars in thousands)
May 28, 2004	KJPN-AM	Honolulu, HI	$500	Yes
June 29, 2004	WAFS-AM	Atlanta, GA	16,413	Yes

			$16,913

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

      On June 23, 2004, the company entered into an agreement to acquire the assets of radio station KIIS-AM in Thousand Oaks, California for approximately $0.8 million. We anticipate this transaction to close in the third quarter of 2004.

NOTE 3. STOCK-BASED COMPENSATION

      Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant.

      The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure”.

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and earnings (loss) per share for each of the three months and six months ended June 30, 2004 and 2003 would have changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Dollars in thousands, except per share data)

Net income (loss), as reported	$1,842	$(163)	$(4,246)	$1,080
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(99)	(2,226)	(418)	(2,877)

Pro forma net income (loss)	$1,743	$(2,389)	$(4,664)	$(1,797)

Income (loss) per share:
Basic income (loss) per share - as reported	$0.08	$(0.01)	$(0.18)	$0.04
Basic income (loss) per share - pro forma	$0.07	$(0.09)	$(0.20)	$(0.07)
Diluted income (loss) per share - as reported	$0.08	$(0.01)	$(0.18)	$0.04
Diluted income (loss) per share - pro forma	$0.07	$(0.09)	$(0.20)	$(0.07)

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

      Financial Interpretation No. 46

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 27, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

      Salem performed a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the investee or other party is a VIE and then whether Salem is the primary beneficiary of any of the related entities. The review did not identify any VIE that would require consolidation as June 30, 2004. Provided that Salem is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is generally limited to the carrying amount of the investment in the entity.

NOTE 5. EQUITY OFFERING

      On May 5, 2004, Salem sold 2,325,000 shares of its Class A common stock at $30.00 per share in a public offering, generating offering proceeds of approximately $65.7 million, net of approximately $4.0 million of offering costs.

      In addition, the Chairman and Chief Executive Officer sold 290,000 shares and 485,000 shares, respectively, in the public offering in May 2004, that were beneficially owned by them. Salem did not receive any monies from the sale of shares of the company’s Class A common stock by these selling stockholders.

NOTE 6. REDEMPTION OF $150.0 MILLION 9% SENIORS SUBORDINATED NOTES DUE 2011

      During the quarter ended June 30, 2004, Salem repurchased an aggregate amount of $55.6 million of its $150.0 million 9% of senior subordinated notes due 2011 (“9% Notes”) through a combination of redemptions and open market repurchases (the “Redemption”) pursuant to the terms of the indenture governing the 9% Notes. The Redemption resulted in a loss on early retirement of long-term debt of approximately $6.6 million. Salem used the proceeds of its follow-on offering of 2.3 million shares of Class A common stock issued in May 2004, to complete the Redemption.

NOTE 7. COSTS OF DENIED TOWER SITE AND LICENSE UPGRADE

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

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2003

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Customer lists and contracts	$4,249	$(2,245)	$2,004
Favorable and assigned leases	1,459	(923)	536
Other amortizable intangible assets	3,290	(1,568)	1,722

	$8,998	$(4,736)	$4,262

	As of June 30, 2004

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Customer lists and contracts	$4,249	$(2,680)	$1,569
Favorable and assigned leases	1,459	(954)	505
Other amortizable intangible assets	3,293	(1,867)	1,426

	$9,001	$(5,501)	$3,500

      Based on the amortizable intangible assets as of June 30, 2004, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)

2004	$1,529
2005	1,278
2006	730
2007	439
2008	66

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

      Options to purchase 636,715 and 1,402,066 shares of Class A common stock were outstanding at June 30, 2003 and 2004, respectively. Diluted weighted average shares outstanding excludes outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. Those options are excluded due to their antidilutive effect. For periods in which the company has a net loss, all options are excluded due to their antidilutive effect.

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

      We had two interest rate swap agreements outstanding as of June 30, 2004, which are used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter parties to these interest rate swap agreements are major financial institutions. Although we are exposed to credit loss in the event of nonperformance by the counter parties we do not anticipate nonperformance by the counter parties nor would we expect any such loss to be material.

      At June 30, 2004, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $94.4 million 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $4.8 million at June 30, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the six months ended June 30, 2004 was reduced by $1.5 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.31% for the six months ended June 30, 2004.

      We have a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated negative fair value of this swap agreement and the excess of book value over the change in fair value of the debt hedged by the swap, based on current market rates, were each $(1.4) million at June 30, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the six months ended June 30, 2004 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 6.08% for the six months ended June 30, 2004.

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

NOTE 13. SEGMENT DATA

      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The company has one reportable operating segment—radio broadcasting—which includes our talk and music formats and our various radio networks. The remaining non-reportable segments consist of the Salem Web Network™ (our Internet division) and Salem Publishing ™ (our publishing business), which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as “other media.” Revenue and expenses earned and charged between segments are recorded at fair value.

      Management uses operating income before depreciation, amortization and unusual charges as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Dollars in thousands)

Net revenue
Radio broadcasting	$43,428	$47,800	$82,134	$90,957
Other media	2,234	2,352	4,155	4,298

Consolidated net revenue	$45,662	$50,152	$86,289	$95,255

Operating expenses (excluding depreciation, amortization, legal settlement and costs of denied tower site and license upgrade)
Radio broadcasting	$27,505	$28,875	$53,843	$56,419
Other media	2,116	2,030	3,976	4,192
Corporate	4,027	4,247	8,071	8,551

Consolidated operating expenses (excluding depreciation, amortization, legal settlement and costs of denied tower site and license upgrade)	$33,648	$35,152	$65,890	$69,162

Operating income before depreciation, amortization, costs of denied tower site and license upgrade and cost of terminated offering
Radio broadcasting	$15,923	$18,925	$28,291	$34,538
Other media	118	322	179	106
Corporate	(4,027)	(4,247)	(8,071)	(8,551)

Consolidated operating income before depreciation, amortization, costs of denied tower site and license and cost of terminated offering upgrade	$12,014	$15,000	$20,399	$26,093

Depreciation expense
Radio broadcasting	$2,368	$2,417	$4,695	$4,813
Other media	127	107	258	220
Corporate	170	223	332	428

Consolidated depreciation expense	$2,665	$2,747	$5,285	$5,461

Amortization expense
Radio broadcasting	$241	$224	$483	$450
Other media	162	155	323	309
Corporate	2	3	4	6

Consolidated amortization expense	$405	$382	$810	$765

Operating income before costs of denied tower site and license upgrade
Radio broadcasting	$13,314	$16,284	$23,113	$29,275
Other media	(171)	60	(402)	(423)
Corporate	(4,199)	(4,473)	(8,407)	(8,985)

Consolidated operating income before costs of denied tower site and license upgrade	$8,944	$11,871	$14,304	$19,867

	December 31,	June 30,
	2003	2004

	(Dollars in thousands)

Total property, plant and equipment, net
Radio broadcasting	$93,055	$97,305
Other media	1,542	1,405
Corporate	2,796	3,052

Consolidated property, plant and equipment, net	$97,393	$101,762

Reconciliation of operating income before depreciation and amortization to income before income taxes and discontinued operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Operating income before depreciation, amortization and costs of denied tower site and license upgrade	$12,014	$15,000	$20,399	$26,093
Depreciation expense	(2,665)	(2,747)	(5,285)	(5,461)
Amortization expense	(405)	(382)	(810)	(765)
Costs of denied tower site and license upgrade	—	—	(2,202)	—
Interest income	17	93	171	122
Gain (loss) on sale of assets	—	405	—	181
Interest expense	(5,600)	(5,366)	(12,236)	(11,036)
Loss on early redemption of long–term debt	—	(6,588)	(6,440)	(6,588)
Other expense, net	(92)	(126)	(161)	(237)

Pretax income (loss)	$3,269	$289	$(6,564)	$2,309

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the $94.4 million 9% Notes and $100.0 million 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the company. Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in subsidiaries. On April 1, 2003, the assets of OnePlace, LLC (“OnePlace”) were transferred to SCA License Corporation, a wholly-owned subsidiary of Salem Communications Acquisition Corporation (“Salem Acquisition”). The financial position and results of operations for OnePlace are presented with Salem Publishing™ in “Other Media.”

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of June 30, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

		Salem	Other	Salem		Salem
	Parent	Acquisition	Media	Holding	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$—	$731	$1,535	$10,627	$—	$12,893
Accounts receivable	—	1,843	1,546	27,601	(32)	30,958
Other receivables	—	4	111	2,962	(830)	2,247
Prepaid expenses	—	27	36	1,784	—	1,847
Due from stockholders	—	—	—	42	—	42
Deferred income taxes	—	(124)	103	4,574	(237)	4,316

Total current assets	—	2,481	3,331	47,590	(1,099)	52,303
Property, plant and equipment, net	—	5,966	1,023	94,772	—	101,761
Broadcast licenses	—	93,602	—	303,690	—	397,292
Goodwill	—	8	5,011	6,110	—	11,129
Amortizable intangible assets, net	—	—	135	3,365	—	3,500
Bond issue costs	—	—	—	3,661	—	3,661
Fair value of interest rate swap	—	—	—	3,363	—	3,363
Intercompany receivables	261,819	807	—	1,795	(264,421)	—
Other assets	—	—	401	6,497	—	6,898

Total assets	$261,819	$102,864	$9,901	$470,843	$(265,520)	$579,907

Current liabilities:
Accounts payable	$—	$6	$41	$413	$—	$460
Accrued expenses	—	253	375	5,810	(114)	6,324
Accrued compensation and related expenses	9	224	325	4,465	—	5,023
Accrued interest	—	—	—	5,444	—	5,444
Deferred revenue	—	—	1,197	—	—	1,197
Income taxes payable	—	11	10	(243)	228	6
Current maturities of long-term debt	—	—	—	15	—	15

Total current liabilities	9	494	1,948	15,904	114	18,469
Intercompany payables	12,269	5,818	17,930	1,357	(37,374)	—
Long-term debt	—	—	—	284,408	—	284,408
Fair value in excess of book value of debt hedged with interest rate swap	—	—	—	3,363	—	3,363
Deferred income taxes	(1,811)	(1,321)	(1,606)	38,382	(4,919)	28,725
Deferred revenue	—	—	—	3,455	—	3,455
Other liabilities	—	—	—	877	—	877
Stockholders’ equity	251,352	97,873	(8,371)	123,097	(223,341)	240,610

Total liabilities and stockholders’ equity	$261,819	$102,864	$9,901	$470,843	$(265,520)	$579,907

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

		Salem	Other	Salem		Salem
	Parent	Acquisition	Media	Holding	Adjustments	Consolidated

Net broadcasting revenue	$—	$6,044	$—	$85,931	$(1,018)	$90,957
Other media revenue	—	—	5,021	—	(723)	4,298

Total revenue	—	6,044	5,021	85,931	(1,741)	95,255
Operating expenses:
Broadcasting operating expenses	—	4,462	—	52,499	(542)	56,419
Other media operating expenses	—	—	5,592	(252)	(1,148)	4,192
Corporate expenses	—	—	—	8,551	—	8,551
Depreciation and amortization	—	233	297	5,696	—	6,226

Total operating expenses	—	4,695	5,889	66,494	(1,690)	75,388

Operating income (loss)	—	1,349	(868)	19,437	(51)	19,867
Other income (expense):
Interest income	2,452	19	16	5,302	(7,667)	122
Interest expense	(4,493)	(2,448)	(710)	(11,052)	7,667	(11,036)
Loss on early retirement of debt	—	—	—	(6,588)	—	(6,588)
Loss on sale of assets	—	—	—	181	—	181
Other expense, net	—	—	—	(237)	—	(237)

Income (loss) before income taxes and discontinued operations	(2,041)	(1,080)	(1,562)	7,043	(51)	2,309
Provision (benefit) for income taxes	(788)	(399)	(585)	2,665	1	894

Income (loss) before discontinued operations	(1,253)	(681)	(977)	4,378	(52)	1,415
Discontinued operations, net of taxes	—	—	—	(335)	—	(335)

Net income (loss)	$(1,253)	$(681)	$(977)	$4,043	$(52)	$1,080

NOTE 15. SUBSEQUENT EVENTS

      On July 2, 2004, the company entered into an agreement to acquire the assets of WRMR-AM Cleveland, Ohio for approximately $10.0 million. We anticipate this transaction to close in the first quarter of 2005.

      On July 2, 2004, the company entered into an agreement to exchange the assets of its radio stations KHNR-AM and KHCM-AM in Honolulu, Hawaii for KGMZ-FM in Honolulu, Hawaii. We anticipate this transaction to close in the fourth quarter of 2004.

      On July 30, 2004, the company acquired the assets of Christianjobs.com for approximately $250,000.

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

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family themes. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own and/or operate a national portfolio of 99 radio stations in 37 markets, including 61 stations in 23 of the top 25 markets, which consists of 30 FM stations and 69 AM stations. Upon completion of all pending transactions, we will be one of only four commercial radio broadcasters with radio stations in all of the top 10 U.S. markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of owned stations in the top 25 markets. Management believes that we are the fourteenth largest U.S. radio broadcaster measured by net broadcasting revenue for the year ended December 31, 2003.

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

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. Historically, we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audience. In selected markets we subscribe to a ratings report service offered by Arbitron®, which provides quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network has a pre-determined amount of time that it makes available for block programming and/or advertising, which may vary at different times of the day.

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

      Salem Web Network™, our Internet division, earns its revenue from sales of streaming services, sales of banner advertising and sponsorships on the Internet, and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our consolidated statements of operations.

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

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2004	% Change	2003	2004	% Change

	(Dollars in thousands)			(Dollars in thousands)

Gross broadcasting revenue	$47,397	$52,197	10.2%	$89,435	$99,251	11.0%
Less agency commissions	3,951	4,397	11.3%	7,301	8,294	13.6%

Net broadcasting revenue	43,428	47,800	10.1%	82,134	90,957	10.7%
Other media revenue	2,234	2,352	5.3%	4,155	4,298	3.4%

Total revenue	45,662	50,152	9.8%	86,289	95,255	10.4%
Operating expenses:
Broadcasting operating expenses	27,505	28,875	5.0%	53,843	56,419	4.8%
Costs of denied tower site and license upgrade	—	—	N/A	2,202	—	N/A
Other media operating expenses	2,116	2,030	(4.1)%	3,976	4,192	5.4%
Corporate expenses	4,027	4,247	5.5%	8,071	8,551	5.9%
Depreciation & amortization	3,070	3,129	1.9%	6,095	6,226	2.1%

Operating expenses	36,718	38,281	4.3%	74,187	75,388	1.6%

Operating income	8,944	11,871	32.7%	12,102	19,867	64.2%
Other expense:
Interest income	17	93	447.1%	171	122	(28.7)%
Interest expense	(5,600)	(5,366)	(4.2)%	(12,236)	(11,036)	(9.8)%
Loss on early redemption of long-term debt	—	(6,588)	N/A	(6,440)	(6,588)	2.3%
Gain on sale of assets	—	405	N/A	—	181	N/A
Other expense, net	(92)	(126)	37.0%	(161)	(237)	47.2%

Income (loss) before income taxes and discontinued operations	3,269	289	(91.2)%	(6,564)	2,309	(135.2)%
Provision (benefit) for income taxes	1,427	117	(91.8)%	(2,318)	894	(138.6)%

Income (loss) before discontinued operations	1,842	172	(90.7)%	(4,246)	1,415	(133.3)%
Discontinued operations, net of tax	—	(335)	N/A	—	(335)	N/A %

Net income (loss)	$1,842	$(163)	(108.8)%	$(4,246)	$1,080	(125.4)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Net broadcasting revenue	95%	95%	95%	95%
Other media revenue	5%	5%	5%	5%

Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	60%	58%	62%	59%
Cost of denied tower site and license upgrade	—%	—%	3%	—%
Other media operating expenses	5%	4%	5%	4%
Corporate expenses	9%	8%	9%	9%
Depreciation & amortization	7%	6%	7%	7%

Operating expenses	80%	76%	86%	79%

Operating income	20%	24%	14%	21%
Other expense:
Interest income	—%	—%	—%	—%
Interest expense	(12)%	(11)%	(14)%	(12)%
Loss on early redemption of long-term debt	—%	(13)%	(7)%	(7)%
Gain on sale of assets	—%	1%	—%	—%
Other expense, net	—%	—%	—%	—%

Income (loss) before income taxes and discontinued operations	7%	1%	(8)%	2%
Provision (benefit) for income taxes	3%	—%	(3)%	1%

Income (loss) before discontinued operations	4%	—%	(5)%	1%
Discontinued operations, net of tax	—%	(1)%	—%	—%
Net income (loss)	4%	—%	(5)%	1%

Three months ended June 30, 2004 compared to three months ended June 30, 2003

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $4.4 million or 10.1% to $47.8 million for the quarter ended June 30, 2004 from $43.4 million for the same quarter of the prior year. On a same station basis, net broadcasting revenue improved $4.0 million or 9.4% to $46.7 million for the quarter ended June 30, 2004 from $42.7 million for the same quarter of the prior year. The growth is primarily attributable to an increase in net broadcasting revenue from our music stations acquired since the middle of 2000, increases in national spot revenue programming revenue, the acquisitions of radio stations during 2003 and an increase in advertising rates. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 55.0% for the quarter ended June 30, 2004 from 52.4% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 31.9% for the quarter ended June 30, 2004 from 34.7% for the same quarter of the prior year. This change in our revenue mix is primarily due to the growth of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.2 million or 5.3% to $2.4 million for the quarter ended June 30, 2004 from $2.2 million for the same amount of the prior year. The increase is due primarily to a growth in print and Internet advertising revenue.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $1.4 million or 5.0% to $28.9 million for the quarter ended June 30, 2004 from $27.5 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $0.4 million or 1.4% to $27.6 million for the quarter ended June 30, 2004 from $27.2 million for the same quarter of the prior year. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period. Additionally, we have incurred expenses related to the launch of stations acquired in 2003.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses decreased $0.1 million or 4.1% to $2.0 million for the quarter ended June 30, 2004 from $2.1 million for the same quarter in the prior year. The decrease is attributable primarily to reduced rent expense associated with the closing of one of our Salem Web Network™ offices in the first quarter of 2004.

      CORPORATE EXPENSES.       Corporate expenses increased $0.2 million or 5.5% to $4.2 million in the quarter ended June 30, 2004 from $4.0 million in the same quarter of the prior year, primarily due increases in salaries and an increase in accrued executive bonuses.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense remained constant at $3.1 million for the quarters ended June 30, 2004 and 2003.

      OTHER INCOME (EXPENSE).       Interest income of approximately $93,000 and $17,000 for the quarters ended June 30, 2004 and 2003, respectively, is primarily from interest earned on excess cash. Interest expense decreased $0.2 million or 4.2% to $5.4 million for the quarter ended June 30, 2004 from $5.6 million for the same quarter of the prior year. The decrease is primarily due to savings related to our interest rate swap agreements of $0.9 million in interest for the quarter ended June 30, 2004 compared to savings of $0.7 million in the same period of the prior year and the Redemption. Gain on sale of assets of $0.4 million for the quarter ended June 30, 2004 is due to a brokerage fee earned from the sale of WGST-FM, Atlanta, Georgia. Loss on early retirement of debt of $6.6 million during the quarter ended June 30, 2004 relates to the premium paid and the write-off of unamortized bond issues cost associated with the Redemption. Other expense, net was $0.1 million for the quarters ended June 30, 2004 and 2003, and was related primarily to bank commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.       Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 40.4% for the quarter ended June 30, 2004 as compared to 43.7% for the same quarter of the prior year. The decrease is primarily due to changes in the California tax code that began allowing the utilization of California net operating loss carryforwards in 2004 and the acquisition of radio stations and other media businesses in states with lower tax rates. For the quarters ended June 30, 2004 and 2003 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.       Loss from discontinued operations was approximately $0.3 million net of income taxes for the quarter ended June 30, 2004. This amount relates to an increase in a contingent liability arising from the sale of WYGY-FM, Cincinnati, Ohio, which was sold on September 30, 2002 for $45.0 million.

      NET INCOME (LOSS).       We recognized net loss of $0.2 million for the quarter ended June 30, 2004 as compared to net a income of $1.8 million for the same quarter of the prior year. The variance is due primarily to the loss on early redemption of long-term debt of $6.6 million and loss from discontinued operations, net of tax of $0.3 million in the quarter ended June 30, 2004, partially offset by increased operating income of $2.9 million, a gain on sale of assests of $0.4 million in the quarter ended June 30, 2004, and a decrease in provision for income taxes of $0.3 million.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $8.9 million or 10.7% to $91.0 million for the six months ended June 30, 2004 from $82.1 million for the same period of the prior year. On a same station basis, net broadcasting revenue improved $7.9 million or 9.7% to $89.3 million for the six months ended June 30, 2004 from $81.4 million for the same period of the prior year. The growth is primarily attributable to an increase in net broadcasting revenue from our music stations acquired since the middle of 2000, increases in national spot and programming revenue and the acquisitions of radio stations during 2003. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 53.0% for the six months ended June 30, 2004 from 50.9% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 33.9% for the six months ended June 30, 2004 from 36.3% for the same period of the prior year. This change in our revenue mix is primarily due to the growth of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.1 million, or 3.4% to $4.3 million from $4.2 million for the same period of the prior year due to increased print and Internet advertising revenue.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $2.6 million or 4.8% to $56.4 million for the six months ended June 30, 2004 from $53.8 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $0.8 million or 1.6% to $54.4 million for the six months ended June 30, 2004 from $53.6 million for the same period of the prior year. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period. Additionally, we have incurred expenses related to the launch of stations acquired in 2003.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.2 million or 5.4% to $4.2 million for the six months ended June 30, 2004 from $4.0 million for the same period in the prior year. The increase is attributable primarily to costs associated with the early termination of a lease of one of our Salem Web Network™ offices and increased circulation costs at Salem Publishing™ in the first quarter of 2004.

      CORPORATE EXPENSES.       Corporate expenses increased $0.5 million or 5.9% to $8.6 million in the six months ended June 30, 2004 from $8.1 million in the same period of the prior year, primarily due to increases in salaries and an increase in accrued executive bonuses.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.1 million or 2.1% to $6.2 million for the six months ended June 30, 2004 from $6.1 million for the same period of the prior year. The increase is due principally to the depreciation associated with the acquisitions of radio stations during 2003.

      OTHER INCOME (EXPENSE).       Interest income of approximately $0.1 million for the six months ended June 30, 2004 is primarily from interest earned on excess cash. Interest income of $0.2 million for the six months ended June 30, 2003 is primarily from interest earned on the cash which was held in a trust account that was used to redeem all of our 9½% Notes and from interest earned on excess cash. Interest expense decreased $1.2 million or 9.8% to $11.0 million for the six months ended June 30, 2004 from $12.2 million for the same period of the prior year. The decrease is primarily due to savings related to our interest rate swap agreements of $1.9 million in interest for the six months ended June 30, 2004 compared to savings of $1.5 million in the same period of the prior year and savings due to the refinancing of our 9½% Notes. Additionally, as part of the refinancing of our 9½% Notes, both the 9½% Notes and the 7¾% Notes were outstanding until January 22, 2003, resulting in an additional $0.6 million of interest expense in the prior year. Gain on sale of assets of $0.2 million for the six months ended June 30, 2004 is primarily due to a brokerage fee of $0.4 million earned from the sale of WGST-FM, Atlanta, Georgia, partially offset by a loss of $0.2 million from the disposition of certain studio and production equipment to a company owned by our Chairman and CEO in connection with the early termination of a lease. Loss on early retirement of debt of $6.6 million during the six months ended June 30, 2004 relates to the premium paid and the write-off of unamortized bond issues cost associated with the Redemption. Other expense, net was $0.2 million for the six months ended June 30, 2004 and 2003, and was related primarily to bank commitment fees associated with our credit facilities.

      PROVISION (BENEFIT) FOR INCOME TAXES.       Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 38.7% for the six months ended June 30, 2004 as compared to a benefit of 35.3% for the same period of the prior year. The increase was primarily due to the increase in reserves against old net operating loss carryforwards that are about to expire within the short-term and net operating loss carryforwards in North Carolina where we no longer have operations due to the relocation of OnePlace.com, one of our Salem Web Network™ businesses. For the six months ended June 30, 2004 and 2003 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.       Loss from discontinued operations was approximately $0.3 million net of income taxes for the six months ended June 30, 2004. This amount relates to an increase in a contingent liability arising from the sale of WYGY-FM, Cincinnati, Ohio, which was sold on September 30, 2002 for $45.0 million.

      NET INCOME (LOSS).       We recognized net income of $1.1 million for the six months ended June 30, 2004 as compared to net a loss of $4.2 million for the same period of the prior year. The variance is primarily due to an increase in operating income of $7.8 million and a reduction in interest expense of $1.2 million, partially offset by an increase in provision for income taxes of $3.2 million and a loss from discontinued operations of $0.3 million during the six months ended June 30, 2004.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income as net broadcasting revenue less broadcasting operating expenses.

      Station operating income is not a measure of performance calculated in accordance with GAAP; as a result it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. Management believes that station operating income is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, our management uses station operating income as one of the key measures of operating efficiency and profitability. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

      STATION OPERATING INCOME.       Station operating income increased $3.0 million or 18.9% to $18.9 million for the quarter ended June 30, 2004 from $15.9 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 39.6% for the quarter ended June 30, 2004 from 36.7% for the same quarter of the prior year. The percentage increase is primarily attributable to the growth of radio stations acquired during 2002 and 2003 that previously operated with formats other than their current format and the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $3.6 million or 23.4% to $19.1 million for the quarter ended June 30, 2004 from $15.5 million for the same quarter of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 40.9% for the quarter ended June 30, 2004 from 36.2% for the same quarter of the prior year.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

      STATION OPERATING INCOME.       Station operating income increased $6.2 million or 22.1% to $34.5 million for the six months ended June 30, 2004 from $28.3 million for the same period of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 38.0% for the six months ended June 30, 2004 from 34.4% for the same period of the prior year. The percentage increase is primarily attributable to the growth of radio stations acquired during 2002 and 2003 that previously operated with formats other than their current format and the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $7.1 million or 25.2% to $34.9 million for the six months ended June 30, 2004 from $27.8 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 39.0% for the six months ended June 30, 2004 from 34.2% for the same period of the prior year.

      The following table provides a reconciliation of station operating income (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and six months ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

	(Dollars in thousands)

Station operating income	$15,923	$18,925	$28,291	$34,538
Plus other media revenue	2,234	2,352	4,155	4,298
Less cost of denied tower site and license upgrade	—	—	(2,202)	—
Less other media operating expenses	(2,116)	(2,030)	(3,976)	(4,192)
Less depreciation and amortization	(3,070)	(3,129)	(6,095)	(6,226)
Less corporate expenses	(4,027)	(4,247)	(8,071)	(8,551)

Operating income	$8,944	$11,871	$12,102	$19,867

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

      We believe the following accounting policies and the related judgments and estimates are our critical accounting policies, which affect the preparation of our consolidated financial statements.

Accounting for acquisitions and upgrades of radio station and network assets

      Most of our radio station acquisitions have been acquisitions selected assets and not of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is generally our policy to retain third-party appraisers to value radio stations, networks or other media properties under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or other media properties at the close of the transaction.

      From time to time we undertake projects to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs up to the point where the project is complete, at which point we transfer the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the event the required approval is considered not probable, we write-off the capitalized costs of the project. As of June 30, 2004, there was one significant upgrade project with an aggregate amount of $0.7 million which is included in other assets, in addition to several other projects aggregating an insignificant amount.

Allowance for doubtful accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An analysis is performed by applying various percentages based on the age of the receivable and other subjective and historical analysis. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible assets

      Under the Financial Accounting Standards Board’s rules, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, we no longer amortize goodwill and intangible assets deemed to have indefinite lives, but perform annual impairment tests in accordance with these statements. We believe our FCC licenses have indefinite lives under the new standard and accordingly amortization expense is no longer recorded for our FCC licenses as well as our goodwill. Other intangible assets continue to be amortized over their useful lives.

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of June 30, 2004, based on our application of the impairment rules, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgments by our management. If conditions in the markets in which that our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $2.4 million as of June 30, 2004, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

      Our classification of our borrowings under our credit facility as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facility and after considering our projected operating results and cash flows for the coming year, no principal payments will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, thse projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facility or it may become necessary to seek an amendment to our credit facility. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facility or a further amendment of our credit facility becoming necessary.

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

      On May 5, 2004, we completed a public offering of our Class A common stock. We used the net proceeds of $65.7 million from this offering for working capital and general corporate purposes, including the Redemption.

      Cash. Cash and cash equivalents was $12.9 million at June 30, 2004 and $5.6 million at December 31, 2003. Working capital was $33.8 million at June 30, 2004. The increase in cash and cash equivalents is due primarily to the net proceeds of $65.7 million from our May 5, 2004 public offering of our Class A common stock, offset by the Redemption. During the six months ended June 30, 2004, we also borrowed an additional $15.0 million under our credit facility and used $16.9 million to acquire the assets of two radio stations.

      Net cash provided by operating activities increased to $16.2 million for the six months ended June 30, 2004 compared to $10.1 million in the same period of the prior year, primarily due to a $2.2 million write-off during the six months ended June 30, 2003 of costs related to a denied tower site and license upgrade, an increase in operating income, lower interest expense and improved accounts receivable collections, partially offset by a decrease in accounts payable and accrued expenses.

      Net cash used in investing activities was $26.1 million for the six months ended June 30, 2004 compared to $5.1 million for the same period of the prior year. The increase is due primarily to $16.9 million cash used to purchase the assets of two radio stations in the six months ended June 30, 2004 compared to no acquisition activity in the six months ended June 30, 2003, an increase in capital expenditures of $5.6 million and an increase in deposits on radio stations of $0.7 million for the six months ended June 30, 2004 as compared to the same six month period of 2003.

      Net cash used in financing activities was $17.2 million for the six months ended June 30, 2004 compared to $27.4 million for the same period of the prior year. The difference is primarily due to proceeds from our follow-on equity offering of $65.7 million in May 2004 and net borrowings under our credit facility of $10.0 million during the six months ended June 30, 2004 compared to net repayment of $27.0 million under our credit facility during six months ended June 30, 2003. Additionally, we redeemed $55.6 million of our 9% Notes in May and June 2004 and paid a premium of $5.0 million associated with the Redemption.

      We have announced that we are currently in the process of acquiring the assets of the following radio stations: (i) WQBH-AM, Detroit, Michigan for $4.8 million, (ii) KPOI-FM and KHUI-FM, Honolulu, Hawaii for $3.7 million, (iii) WRMR-AM, Cleveland, Ohio for $10.0 million and (iv) KIIS-AM, Thousand Oaks, California for $0.8 million. Although we have not yet determined how we will be financing these acquisitions, we anticipate that we will use borrowings under our credit facility or cash on hand.

      Credit Facilities. Our wholly-owned subsidiary, Salem Holding, is the borrower under our credit facilities the credit facilities were amended and restated as of September 25, 2003 and include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”) as well as a $75.0 million term loan facility (“term loan facility”). The description of the credit facilities as set forth below reflects the terms of the amendment and restatement. As of June 30, 2004, the borrowing capacity and aggregate commitments under the credit facility was $75.0 million under each of the revolving credit facility and the term loan facility. The amount we can borrow, however, is subject to certain restrictions as described below. At June 30, 2004, $75.0 million was outstanding under the term loan facility and $15.0 million was outstanding under the revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The term loan facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

      Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. For the term loan facility, the prime rate spread ranges from 1.25% to 1.75%, and the LIBOR spread ranges from 2.5% to 3.0%. In each case, the spread is based on the total leverage ratio on the date of determination. At June 30, 2004, the blended interest rate on amounts outstanding under the credit facility was 3.93%. If an event of default occurs, the rate may increase by 2.0%.

      The maximum amount that Salem Holding may borrow under our credit facilities is also limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a religious talk, news talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facility was 7.25 to 1 as of June 30, 2004. Beginning December 31, 2004, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under the credit facility at June 30, 2004, on a pro forma basis, was 5.6 to 1, resulting in a borrowing availability of approximately $59.9 million.

      Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005 increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.0 to 1 prior to the issuance of $50.0 million in new nubordinated notes, after any such issuance the ratio shall not exceed 2.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

      As of June 30, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the terms of the credit facility.

      9% Senior Subordinated Notes Due 2011. In September 2001, Salem Holding issued $150.0 million principal amount of 9% Notes. Salem Holding used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility. The indenture for the 9% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. During the second quarter of 2004, Salem repurchased $55.6 million of the 9% Notes as part of the Redemption, leaving $94.4 million outstanding. After giving effect to the Redemption, Salem Holding is required to pay $8.5 million per year in interest on the outstanding 9% Notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 9% Notes.

      As a result of the Redemption of $55.6 million of 9% Notes, we incurred a non-cash charge in the second quarter of 2004 of approximately $1.6 million for the write-off of unamortized bond issue costs in addition the $5.0 million premium paid in connection with this redemption. The $6.6 million was reported as loss on early redemption of long-term debt in the Statement of Operations.

      As of June 30, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the indenture for the 9% Notes.

      7¾% Senior Subordinated Notes due 2010. In December 2002, Salem Holding issued $100.0 million principal amount of 7¾% Notes. Salem Holding used the net proceeds to redeem the $100.0 million 9½% Notes on January 22, 2003. The indenture for the 7¾% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Salem Holding is required to pay $7.8 million per year in interest on the 7¾% Notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 7¾% Notes.

      As of June 30, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of Long-Term Debt Obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31,	June 30,

	2003	2004

	(Dollars in thousands)

Revolving line of credit under credit facility	$5,000	$15,000
Term loan under credit facility	75,000	75,000
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011	150,000	94,370
Fair value in excess of book value of debt hedged with interest rate swap	6,045	3,363
Capital leases and other loans	61	53

	336,106	287,786
Less current portion	(15)	(15)

	$336,091	$287,771

Off-Balance Sheet Arrangements

      At June 30, 2004 and 2003, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

      At June 30, 2004, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $4.8 million at June 30, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the six months ended June 30, 2004 was reduced by $1.5 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.31% for the six months ended June 30, 2004.

      We have a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $(1.4) million at June 30, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the six months ended June 30, 2004 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 6.08% for the six months ended June 30, 2004.

MARKET RISK

      In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. At June 30, 2004, we had borrowed $75.0 million under the credit facility. As of June 30, 2004, we could borrow up to an additional $59.9 million under the credit facility. Amounts outstanding under the credit facility bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. At June 30, 2004, the blended interest rate on amounts outstanding under the credit facility was 3.93%. At June 30, 2004, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.9 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.4 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of June 30, 2004, with an aggregate fair value of $204.5 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on our debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the 9% Notes and 7¾% Notes to approximately $194.5 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the 9% Notes and 7¾% Notes to approximately $215.2 million.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company held on June 10, 2004, the following matters were submitted to a vote of stockholders:

A.      Election of the following nominees as directors of the company:

1.	Stuart W. Epperson was elected by a vote of	73,143,744	for, with	102,753	withheld;
2.	Edward G. Atsinger III was elected by a vote of	73,205,475	for, with	41,022	withheld;
3.	Eric H. Halvorson was elected by a vote of	70,590,660	for, with	2,655,837	withheld;
4.	Roland S. Hinz was elected by a vote of	73,179,145	for, with	67,352	withheld;
5.	Donald P. Hodel was elected by a vote of	17,507,872	for, with	29,665	withheld;
6.	Richard A. Riddle was elected by a vote of	73,213,738	for, with	32,759	withheld;
7.	David Davenport was elected by a vote of	17,698,865	for, with	10,672	withheld; and
8.	Paul Pressler was elected by a vote of	73,212,681	for, with	33,816	withheld.

B.      To ratify the selection of Ernst & Young, LLP as the company’s independent auditors: 73,209,524 for, 35,869 against and 1,104 abstaining.

      The total number of shares of Class A common stock outstanding as of April 16, 2004, the record date for the Annual Meeting, was 17,990,417 and the total number of shares of Class B common stock outstanding as of that date was 5,553,696. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (1)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (1)
3.03	Certificate of Incorporation of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.01). (2)
3.04	Bylaws of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.02). (2)
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.03). (2)
3.06	Bylaws of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.04). (2)
3.07	Certificate of Incorporation of SCA License Corporation (incorporated by reference to previously filed exhibit 2.05). (2)
3.08	Bylaws of SCA License Corporation (incorporated by reference to previously filed exhibit 2.06). (2)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9½% Series A and Series B Senior Subordinated Notes due 2007. (3)
4.02	Form of 9½% Senior Subordinated Note (filed as part of exhibit 4.01). (3)
4.03	Form of Note Guarantee (filed as part of exhibit 4.01). (3)
4.04	Specimen of Class A common stock certificate. (4)
4.05	Supplemental Indenture No. 1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (4)
4.06	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)
4.07	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (5)
4.08	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)
4.09	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (10)
4.10	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (6)
4.11	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party hereto.
4.15	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (6)
4.16	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.15).
4.17	Form of Note Guarantee (filed as part of exhibit 4.15). (6)
4.18	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (6)
4.19	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated (incorporated by reference to previously filed exhibit 4.1). (7)
4.20	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.19). (7)
4.21	Form of Note Guarantee (filed as part of exhibit 4.19). (7)
4.22	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (8)
4.23	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (8)
4.24	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (9)
4.25	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (9)
4.26	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York. (9)
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to the Company’s Registration Statement on Form S-1 (No. 333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.
(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2003.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2003.

(b) REPORTS ON FORM 8-K

      Form 8-K dated April 19, 2004 was furnished to the Securities and Exchange Commission, reporting the company’s issuance of a press release updating its earnings guidance for the quarter ended March 31, 2004.

      Form 8-K dated April 26, 2004 was furnished to the Securities and Exchange Commission, reporting the company’s issuance of a press release on the financial results of the quarter ended March, 2004 and announcing its proposed equity offering.

      Form 8-K dated April 29, 2004, filing exhibit 23.1, Consent of Ernst & Young LLP, Independent Auditors.

      Form 8-K3 dated April 29, 2004 was furnished to the Securities and Exchange Commission, announcing the pricing of its equity offering.

      Form 8-K dated April 29, 2004, filing certain exhibits related to the company’s equity offering.

      Form 8-K dated June 7, 2004 was furnished to the Securities and Exchange Commission, reporting the company’s issuance of a press release, dated June 7, 2004, updating its guidance for the quarter ending June 30, 2004, announcing its participation at a conference and announcing the redemption of $52.5 million of 9% Senior Subordinated Notes.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
August 6, 2004
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)
August 6, 2004
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

4.11	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.

10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.

10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 4.11

                                                            AMENDMENT NO. 1
                                                                  TO
                                              FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

         AMENDMENT NO. 1 (this  “Amendment”),  dated as of May 19, 2004, to the Fifth Amended and Restated Credit  Agreement,  dated as of September 25, 2003, among Salem Communications  Holding Corporation,  a Delaware corporation (the “Borrower”),  Salem Communications
Corporation,  a California  corporation,  the Lenders  party  thereto,  General  Electric  Capital  Corporation  and SunTrust  Bank, as
Syndication  Agents,  Fleet  National  Bank and ING  (U.S.)  Capital  LLC,  as  Documentations  Agents,  and The Bank of New  York,  as
administrative agent for the Lenders thereunder (in such capacity, the “Administrative Agent”) (the “Credit Agreement”).

                                                                    RECITALS

I.       Except as otherwise  provided herein,  capitalized  terms used herein which are not defined herein shall have the meanings set forth in the Credit Agreement.

II.      The Borrower  has  requested  that the  Administrative  Agent and the Lenders  amend the Credit  Agreement  upon the terms and conditions contained herein, and the Administrative Agent and the Lenders are willing to do so.

         Accordingly,  in  consideration  of the covenants,  conditions and agreements  hereinafter  set forth,  and for other good and valuable  consideration,  the  receipt and  adequacy  of which are hereby  acknowledged,  and  pursuant  to Section  10.2 of the Credit
Agreement, the parties hereto agree as follows:

1.       Section 1.1 of the Credit  Agreement is hereby amended by adding the following new  definitions  in  appropriate  alphabetical order:

                  “Camarillo  Property”:  Borrower’s  right,  title and interest in and to the building  located at 4880 Santa
         Rosa Road, Camarillo, California, including, without limitation, the underlying real estate.

                  “2004 Equity Issuance” means the Equity Issuance occurring on May 5, 2004.

                  “WGKA/KSFB Real Property Capital  Expenditures” has the meaning assigned to such term in clause (iii) of the definition of “Fixed Charges”.

2.       The pricing grid in subsection (b) of the definition of “Applicable  Margin”  contained in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

=============================================== ====================== ======================
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
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       7.00:1.00                                       1.000%                 2.250%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
       5.50:1.00               7.00:1.00               0.750%                 2.000%
------------------------ ---------------------- ---------------------- ----------------------
------------------------ ---------------------- ---------------------- ----------------------
                               5.50:1.00               0.500%                 1.750%
======================== ====================== ====================== ======================

3.       The  definition  of “Equity  Acquisition  Issuance”  contained  in Section 1.1 of the Credit  Agreement  is hereby  amended by replacing the reference to “30 days” with “60 days”.

4.       Clause (iii) of the definition of “Fixed Charges” is amended and restated in its entirety to read as follows:

         (iii) capital  expenditures  (excluding  capital  expenditures made with insurance  proceeds or condemnation  awards,  capital expenditures  associated with an acquisition made within the 12 month period immediately  following such acquisitions,  non-maintenance capital  expenditures  made in connection  with the acquisition of certain real property in connection with the upgrade of Broadcasting
Stations WGKA-AM in Atlanta,  Georgia and KSFB-AM in Palo Alto,  California not exceeding $20,000,000 in the aggregate (the “WGKA/KSFB
Real  Property  Capital  Expenditures”),  and other  non-maintenance  capital  expenditures  made in  connection  with the  upgrade  of
Broadcasting  Stations not exceeding  $3,000,000,  provided that, with respect to any such non-maintenance  capital expenditures (other than WGKA/KSFB Real Property Capital  Expenditures) made in connection with the upgrade of a Broadcasting  Station exceeding  $100,000, the Borrower shall have provided the Administrative Agent with prompt written notice thereof),

5.       The  definition  of “Net Equity  Proceeds”  contained in Section 1.1 of the Credit  Agreement is hereby  amended by adding the following at the end thereof:

         Notwithstanding the foregoing,  Net Proceeds received from the 2004 Equity Issuance,  to the extent used to redeem or repurchase up to $52,500,000  principal amount of 2001 Subordinated  Indenture Notes prior to October 31, 2004, shall not constitute Net Equity Proceeds.

6.       Section 7.2 of the Credit  Agreement  is amended by (i)  deleting the word “and” at the end of  subsection  (d) thereof,  (ii)
replacing the period at the end of subsection (e) thereof with “; and” and (iii) inserting a new subsection (f) to read as follows:

                  (f)      Liens in the form of one or more deeds of trust on the Camarillo Property securing  Indebtedness of the Borrower permitted to be incurred pursuant to Section  7.1(a)(ii) in an aggregate  principal amount not exceeding
         $10,000,000, provided that such Liens shall extend only to the Camarillo Property.

7.       Section 7.4 of the Credit  Agreement  is amended by adding the  following  immediately  after the words “the  aggregate of all non-maintenance  capital  expenditures”  appearing in clause (y) of subsection  (g)(i)  thereof:  “(including  WGKA/KSFB  Real Property
Capital Expenditures)”.

8.       Section  7.8(c) of the Credit  Agreement is amended by replacing the words  “repurchase  2001  Subordinated  Indenture  Notes”
contained therein with the words “redeem or repurchase 2001 Subordinated Indenture Notes”.

9.       Section  7.8(f) of the Credit  Agreement  is amended by replacing  the words  “repurchase  its  Subordinated  Debt”  contained therein with the words “redeem or repurchase its Subordinated Debt”.

10.      Section 7.8 of the Credit  Agreement  is amended by (i)  deleting the word “and” at the end of  subsection  (e) thereof,  (ii)
replacing the period at the end of subsection (f) thereof with “; and” and (iii) inserting a new subsection (g) to read as follows:

                  (g)      notwithstanding  the  provisions of subsections  (a) through (f) above,  if at the time thereof and immediately  before and after  giving  effect  thereto  no  Default  shall have  occurred  and be  continuing,  up to
         $52,500,000  principal amount of 2001 Subordinated  Indenture Notes may be repurchased prior to October 31, 2004 with the Net Proceeds received from the 2004 Equity Issuance.

11.      The Lenders hereby consent to the  Administrative  Agent releasing from the Lien of the Security  Documents all or any part of the  Camarillo  Property  (including  any UCC fixture or similar  filings  related  thereto) in connection  with the  incurrence by the
Borrower of Indebtedness  permitted under Section  7.1(a)(ii) of the Credit  Agreement in an aggregate  principal  amount not exceeding
$10,000,000 and secured by Liens permitted under Section 7.2(f) of the Credit Agreement.

12.      Paragraphs 1-11 of this Amendment shall not become effective until the Administrative Agent shall have received:

(a)      with respect to paragraphs 1 and 3-11,  counterparts  of this Amendment  duly executed by the Borrower,  the  Guarantors,  the
         Administrative  Agent and the Required Lenders and, with respect to paragraph 2,  counterparts of this Amendment duly executed by the Borrower, the Guarantors, the Administrative Agent and all of the Lenders;

(b)      a  certificate,  dated the date hereof,  of the  Secretary or an Assistant  Secretary of each Loan Party  attaching a true and complete copy of the  resolutions  of its Board of Directors or other  authorizing  documents and of all documents  evidencing all necessary corporate or other action (in form and substance reasonably  satisfactory to the Administrative  Agent) taken by it to authorize this Amendment and the transactions contemplated hereby and thereby; and

(c)      for the account of each Lender  executing and  delivering  (without  condition)  this  Amendment to the  Administrative  Agent before 5:00 p.m.  (New York City time) on Thursday,  May 13, 2004, an amendment fee equal to 0.05% of the sum of such Lender’s
         Revolving Commitment and outstanding B Term Loans on such date.

13.      In all other respects the Credit Agreement and other Loan Documents shall remain in full force and effect.

14.      In order to induce the  Administrative  Agent and the Lenders to execute and deliver  this  Amendment,  the  Borrower  and the
Guarantors each (a) certifies that,  immediately before and after giving effect to this Amendment,  all  representations and warranties contained in the Loan  Documents  to which it is a party shall be true and correct in all respects  with the same effect as though such representations  and warranties had been made on the date hereof,  except as the context otherwise  requires or as otherwise  permitted by the Loan Documents or this Amendment,  (b) certifies that, immediately before and after giving effect to this Amendment,  no Default or Event of  Default  shall  exist  under  the Loan  Documents,  as  amended,  and (c)  agrees  to pay all of the  reasonable  fees and disbursements  of counsel to the  Administrative  Agent incurred in connection  with the  preparation,  negotiation and closing of this
Amendment.

15.      Each of the Borrower and the Guarantors  (a) reaffirms and admits the validity,  enforceability  and continuing  effect of all
Loan Documents to which it is a party, and its obligations  thereunder,  and (b) agrees and admits that as of the date hereof it has no valid defenses to or offsets against any of its obligations to any Credit Party under any Loan Document to which it is a party.

16.      This Amendment may be executed in any number of separate  counterparts  and all of said  counterparts  taken together shall be deemed to constitute one and the same  document.  It shall not be necessary in making proof of this Amendment to produce or account for more than one counterpart signed by the party to be charged.

17.      This Amendment shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York.

18.      The parties have caused this Amendment to be duly executed as of the date first written above.

                                                            [signature pages follow]

                                                   SALEM COMMUNICATIONS CORPORATION
                                               SALEM COMMUNICATIONS HOLDING CORPORATION
                                                        AMENDMENT NO. 1 TO THE
                                              FIFTH AMENDED AND RESTATED CREDIT AGREEMENT

                                                   SALEM COMMUNICATIONS CORPORATION
                                               SALEM COMMUNICATIONS HOLDING CORPORATION
                                                        AMENDMENT NO. 1 TO THE
                                              FIFTH AMENDED AND RESTATED CREDIT AGREEMENT
SALEM COMMUNICATIONS HOLDING CORPORATION

By:	/s/ DAVID A.R. EVANS

Name:	David A.R. Evans
Title:	Executive Vice President and CFO

SALEM COMMUNICATIONS CORPORATION

By:	/s/ DAVID A.R. EVANS

Name:	David A.R. Evans
Title:	Executive Vice President and CFO

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
                                                 INSPIRATION MEDIA, INC.
                                                 KINGDOM DIRECT, INC.
                                                 NEW ENGLAND CONTINENTAL MEDIA, INC.
                                                 NEW INSPIRATION BROADCASTING COMPANY, INC.
                                                 NI ACQUISITION CORP.
                                                 PENNSYLVANIA MEDIA ASSOCIATES, INC.
                                                 RADIO 1210, INC.
                                                 REACH SATELLITE NETWORK, INC.
                                                 SALEM MEDIA CORPORATION
                                                 SALEM MEDIA OF COLORADO, INC.
                                                 SALEM MEDIA OF GEORGIA, INC.
                                                 SALEM MEDIA OF HAWAII, INC.
                                                 SALEM MEDIA OF KENTUCKY, INC.
                                                 SALEM MEDIA OF OHIO, INC.
                                                 SALEM MEDIA OF OREGON, INC.
                                                 SALEM MEDIA OF TEXAS, INC.
                                                 SALEM MEDIA OF VIRGINIA, INC.
                                                 SALEM MUSIC NETWORK, INC.
                                                 SALEM RADIO NETWORK INCORPORATED
                                                 SALEM RADIO PROPERTIES, INC.
                                                 SALEM RADIO REPRESENTATIVES, INC.
                                                 SOUTH TEXAS BROADCASTING, INC.
                                                 SRN NEWS NETWORK, INC.
                                                 VISTA BROADCASTING, INC.
AS TO EACH OF THE FOREGOING

By:	/s/ DAVID A.R. EVANS

Name:	David A.R. Evans
Title:	Executive Vice President and CFO

                                                 SALEM COMMUNICATIONS ACQUISITION CORPORATION
                                                 SCA LICENSE CORPORATION
AS TO EACH OF THE FOREGOING

By:	/s/ DAVID A.R. EVANS

Name:	David A.R. Evans
Title:	Executive Vice President and CFO
                                                 INSPIRATION MEDIA OF TEXAS, LLC
                                                 SALEM MEDIA OF ILLINOIS, LLC
                                                 SALEM MEDIA OF NEW YORK, LLC
                                                 SALEM RADIO OPERATIONS, LLC
                                                 SALEM SATELLITE MEDIA, LLC
AS TO EACH OF THE FOREGOING

By:	/s/ DAVID A.R. EVANS

Name:	David A.R. Evans
Title:	Executive Vice President and CFO
                                                 ONEPLACE, LLC
                                                 SCA-PALO ALTO, LLC
AS TO EACH OF THE FOREGOING

By:	/s/ DAVID A.R. EVANS

Name:	David A.R. Evans
Title:	Executive Vice President and CFO

                                                     THE BANK OF NEW YORK, individually, as Issuing Bank, as Swingline Lender and as
                                                     Administrative Agent

By:	/s/ STEPHEN M. NETTLER

Name:	Stephen M. Nettler
Title:	Vice President

                                                     GENERAL ELECTRIC CAPITAL CORPORATION, individually and as a Syndication Agent

By:	/s/ RICHARD W. VARALLA

Name:	Richard W. Varalla
Title:	Duly Authorized Signatory
                                                     SUNTRUST BANK, individually and as a Syndication Agent

By:	/s/ KIP HURD

Name:	Kip Hurd
Title:	Vice President

                                                     FLEET NATIONAL BANK, individually and as a Documentation Agent

By:	/s/ MICHAEL PAVELL

Name:	Michael Pavell
Title:	Principal

                                                     ING (U.S.) CAPITAL, LLC, individually and as a Documentation Agent

By:	/s/ WILLIAM C. JAMES

Name:	William C. James
Title:	Managing Director

                                                     WELLS FARGO FOOTHILL, LLC

By:	/s/ JAMES K. DOWNEY

Name:	James K. Downey
Title:	Vice President

                                                     CALYON NEW YORK BRANCH

By:	/s/ DOUGLAS E. ROPER

Name:	Douglas E. Roper
Title:	Managing Director and Manager

By:	/s/ SCOTT R. CHAPPELKA

Name:	Scott R. Chappelka
Title:	Director

                                                     CREDIT SUISSE FIRST BOSTON, acting through its CAYMAN ISLANDS BRANCH

By:	/s/ BILL O' DAILY

Name:	Bill O' Daily
Title:

By:	/s/ CASSANDRA DROOGAN

Name:	Cassandra Droogan
Title:	Associate

                                                     UBS AG, CAYMAN ISLANDS BRANCH

By:	/s/ WILLFRED V. SAINT

Name:	Willfred V. Saint
Title:	Director, Banking Products Services, US

By:	/s/ JOSELIN FERNANDES

Name:	Joselin Fernandes
Title:	Associate Director, Banking Products Services, US

                                                     FIRST TRUST/FOUR CORNERS SENIOR FLOATING RATE INCOME FUND
By: Four Corners Capital Management, LLC, as Collateral Manager

By:	/s/ BETH DIGATI

Name:	Beth Digati
Title:	Senior Vice President

                                                     SEMINOLE FUNDING LLC

By:	/s/ DIANA M. HIMES

Name:	Diana M. Himes
Title:	Assistant Vice President

EXHIBIT 10.01.01

                                               EMPLOYMENT AGREEMENT

         This Employment Agreement (the "Agreement") is entered into as of July 1, 2004, by and between Edward G.
Atsinger III, an individual ("Executive"), and Salem Communications Holding Corporation, a Delaware corporation
(the "Company").

                                                     RECITALS

         WHEREAS, the Executive and the Company (as successor to its parent, Salem Communications Corporation, a
Delaware corporation ("Parent")) are parties to the Employment Agreement, dated July 1, 2001 (the "Old Employment
Agreement");

         WHEREAS, the Executive and the Company wish to terminate the Old Employment Agreement, effective as of midnight on June 30, 2004;

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

         1.       Employment By The Company And Term.

                  (a)      Full Time and Best Efforts.  Subject to the terms set forth herein, the Company agrees to employ Executive as President and Chief Executive Officer and Executive hereby accepts such employment.  As
President and Chief Executive Officer, Executive shall have responsibility for the day-to-day operations of the
Company and shall have the authority, functions, duties, powers and responsibilities for Executive's corporate offices and positions which are set forth in the Company's Bylaws from time to time in effect and such other authority, functions, duties, powers and responsibilities as the Board of Directors of the Company (the "Board")
may from time to time prescribe or delegate to Executive, in all cases to be consistent with Executive's corporate offices and positions.  During the Term, Executive shall apply, on a full-time basis, all of his skill and experience to the performance of his duties hereunder and shall not, without the prior consent of the Board, devote substantial amounts of time to outside business activities.  The performance of Executive's duties shall be in Camarillo, California, subject to reasonable travel as the performance of his duties in the business may require.  Notwithstanding the foregoing, Executive may devote a reasonable amount of his time to civic, community, charitable or passive investment activities and may devote up to 600 hours per year in the management and operation of his aircraft charter and fixed based operator company (the “FBO”).

                  (b)      Company Policies.  The employment relationship between the parties shall be governed by the general employment policies and practices of the Company and of Parent, including without limitation the policies described in Section 10 of this Agreement, except that when the terms of this Agreement differ from or are in conflict with the Company's or Parent’s general employment policies or practices, this Agreement shall control.

                  (c)      Term.  Executive’s term of employment under this Agreement shall commence as of the date hereof (the “Effective Date”) and, subject to the terms hereof and the provisions for renewal set forth in
Section 1(d) herein, shall terminate on such date (the “Termination Date”) that is the earlier of: (1)
June 30, 2007, or (2) the termination of Executive’s employment pursuant to Section 4 of this Agreement.  The period from the Effective Date until the Termination Date shall be defined herein as the “Term.”

                  (d)      Renewal.  Unless the Company or Executive shall have given the other party hereto notice (any such notice to be given in accordance with Section 11(a) hereof) that this Agreement shall not be renewed at least ninety (90) days prior to the end of the Term, the Term shall be automatically extended for a period of one year, with such procedure to be followed in each such successive period.

         2.       Compensation And Benefits.

                  (a)      Cash Salary.  Executive shall receive for services to be rendered hereunder an annual base salary of Eight Hundred Fifty Thousand Dollars ($850,000) (the "Base Salary").

                  (b)      Participation in Benefit Plans.  During the Term, Executive shall be entitled to participate in any group insurance, hospitalization, medical, dental, health and accident, disability, compensation or other plan or program of the Company now existing or established hereafter to the extent that he is eligible under the general provisions thereof.  The Company may, in its sole discretion and from time to time, amend, eliminate or establish additional benefit programs as it deems appropriate.  Executive shall also participate in all fringe benefits offered by the Company to any of its senior executives.  The availability and terms of such benefit plans shall be set by the Board of Directors of the Company, or its designated committee, and may change from time-to-time.  Executive shall be required to comply with all conditions attendant to coverage by the benefit plans hereunder and shall be entitled to benefits only in accordance with the terms and conditions of such plans as they may be enumerated from time to time.

                  (c)      Perquisites.  During the Term, the Company shall provide Executive with the perquisites and other fringe benefits generally made available to senior executives of the Company and any such other benefits as the Board of Directors, or its designated committee, may elect to grant from time-to-time including the following:

                           (1)      Automobile Allowance.  The Company shall provide Executive, at no cost to
Executive, the use of a company-owned or company-leased vehicle of a cost and quality reasonably acceptable to the Company but, in any event, equal to or exceeding the cost and quality of the vehicle presently used by
Executive.  The Company shall pay, or reimburse Executive for, all costs associated with operating, maintaining and insuring such automobile, provided such costs are itemized and presented to the company in writing and in a form as then prescribed by the Company in its policies for the reimbursement of employee business expenses;

                           (2)      Life Insurance.  The Company shall provide Executive the death benefit provided under a split-dollar life insurance policy pursuant to a separate Split Dollar Life Insurance Agreement dated December 31, 2003, and entered into by Executive and the Company;

                           (3)      Regulatory Filings.  The Company shall pay for all governmental and regulatory filings required by Executive solely as a result of his position as an officer or director of the Company or its parent, Salem Communications Corporation (“Parent”), including, but not limited to, all Section 16 filings required by Executive.  For avoidance of doubt, such filings would include SEC Forms 4 and 5 and Schedule 13D and
FCC ownership reports and transfer applications and would not include other filings required in connection with the sale of company stock by Executive;

                           (4)      Regulatory Filings/Fees Associated with Option Exercises.  In the event Executive is required to make regulatory filings as a result of his exercise of options granted him by the Company for the purchase of stock of the Parent, the Company shall pay the cost of such filings, including any filing fee.  The benefits provided in this Section 2(c)(5) shall include full reimbursement for any income and employment taxes applicable to such benefits;

                           (5)      Travel and Entertainment Expenses.  Reasonable, bona-fide Company-related entertainment and travel expenses incurred by Executive in accordance with the Executive Handbook, Code of
Ethical Conduct, Financial Code of Conduct and other written policies, all as issued by the Company, relating thereto shall be reimbursed or paid by the Company; and,

                           (6)       Supplemental Health Benefit.  In addition to the group medical, dental and vision insurance provided by the Company, the Company shall either provide Executive with supplemental medical insurance or reimburse Executive, in either case, for one hundred percent (100%) of the costs of all medical expenses for Executive, including any vision, health or dental expenses incurred by Executive, that are not covered under the Company’s medical benefits programs.  The Company shall also reimburse Executive for one hundred percent (100%) of the costs of travel related to Executive’s procurement of medical care in accordance with Executive’s normal standard of travel.  The benefits provided in this Section 2(c)(3) shall include full reimbursement for any income and employment taxes applicable to such benefits.

         3.       Bonuses.

         In addition to the other compensation of Executive as set forth herein, and subject to the provisions of
Section 4 hereof, Executive shall be eligible for an annual merit bonus in an amount to be determined at the discretion of the Board of Directors of the Company, which bonus may be paid in cash, options or a combination thereof.  The annual bonus shall be driven by and proportionate to GAAP-determined EBIDTA generated by the business activities of Parent reporting to Executive.

         4.       Termination Of Employment.

                   (a)     Termination For Cause.

                           (1)      Termination; Payment of Accrued Salary.  The Board may terminate Executive's employment with the Company at any time for cause, immediately upon notice to Executive of the circumstances leading to such termination for cause. In the event that Executive's employment is terminated for cause,
Executive shall receive payment for all accrued salary through the Termination Date, which in this event shall be the date upon which notice of termination is given. The Company shall have no further obligation to pay severance of any kind nor to make any payment in lieu of notice.

                           (2)      Definition of Cause.  For the purposes of this Agreement, “Cause” shall mean, without limitation, the following:  (A) the death of Executive; (B) any mental or physical impairment which prevents Executive at any time during the Term from performing the essential functions of his full duties for a period of 180 days within any 270 day period and Executive thereafter fails to return to work within 10 days of notice by the Company of intention to terminate (“Disability”); (C) continued gross neglect, malfeasance or gross insubordination in performing duties assigned to Executive; (D) a conviction for a crime involving moral turpitude; (E) an egregious act of dishonesty (including without limitation theft or embezzlement) in connection with employment, or a malicious action by Executive toward Parent, Company, or their affiliates or related entities (together with Parent, collectively “Affiliates”); (F) a violation of the provisions of Section 6(a)
hereof; (G) a willful breach of this Agreement; (H) disloyalty; and (I) material and repeated failure to carry out reasonably assigned duties or instructions consistent with Executive’s position.

                   (b)     Termination by Executive.  Executive shall have the right, at his election, to terminate his employment with the Company by notice to the Company to that effect: (1) if the Company shall have failed to substantially perform a material condition or covenant of this Agreement ("Company's Material Breach")
or (2) if the Company materially reduces or diminishes Executive's powers and responsibilities hereunder;
provided, however, that a termination under clauses (1) and (2) of this Section 4(b) shall not be effective until
Executive shall have given notice to the Company specifying the claimed breach and, provided such breach is curable, Company fails to correct the claimed breach within 30 days after the receipt of the applicable notice or such longer term as may be reasonably required by the Company due to the nature of the claimed breach (but within
10 days if the failure to perform is a failure to pay monies when due under the terms of this Agreement).

                  (c)      Termination Upon Disability.  The Company may terminate Executive's employment in the event Executive suffers a Disability (as defined in Section 4(a)(2) hereof).  After the Termination Date, which in this event shall be the date upon which notice of termination is given, no further compensation shall be payable under this Agreement except that Executive shall receive the accrued portion of any salary and bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan plus severance equal to 100% of his then Base Salary for 15 months without offset for any disability payments
Executive may receive, payable in equal monthly installments.  After the Termination Date, which in this event shall be the date upon which notice of termination is given, any then unvested or time-vested stock options previously granted to Executive by the Company, including without limitation those grants described in Section
3(c) of this Agreement, shall become immediately one hundred percent (100%) vested.

                  (d)      Termination Without Cause; Failure to Renew.

                           (1)      Termination Payments.  In the event that, during the Initial Term, Executive's employment is terminated by the Company other than pursuant to Section 4(a) or 4(c), or by Executive pursuant to
Section 4(b), the Company shall pay Executive as severance an amount equal to his then Base Salary for the longer of six months or the remainder of the Initial Term, less standard withholdings for tax and social security purposes, payable in equal installments over six consecutive months, or, if longer, the number of months remaining in the Initial Term, commencing immediately following termination, in monthly pro rata payments commencing as of the Termination Date, plus the accrued portion of any bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.  In the event that during an
Extended Term Executive's employment is terminated by the Company other than pursuant to Section 4(a) or 4(c), or by Executive pursuant to Section 4(b), or if the Company shall fail to renew the term of this Agreement at the expiration of the Initial Term (including any renewal term thereof), the Company shall pay Executive as severance an amount equal to three months of his then Base Salary, less standard withholdings for tax and social security purposes, payable in equal installments over three consecutive months commencing immediately following termination or failure to renew in monthly pro rata payments commencing as of the Termination Date, plus the accrued portion of any bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.

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

                  (f)      Termination Upon Death.  If Executive dies prior to the expiration of the Term, the
Company shall (1) continue coverage of Executive's dependents (if any) under all applicable benefit plans or programs of the type listed above in Section 2(b) herein for a period of 12 months, and (2) pay to Executive's estate the accrued portion of any salary and bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.  After the Termination Date, which in this event shall be the date of Executive’s death, any then unvested or time-vested stock options previously granted to Executive by the Company, including without limitation those grants described in Section 3(c) of this Agreement, shall become immediately one hundred percent (100%) vested.

                  (g)      No Offset.  Executive shall have no duty to mitigate any of his damages or losses and, except as provided in Section 3(a) hereof, the Company shall not be entitled to reduce or offset any payments owed to Executive hereunder for any reason.

         5.       Right Of First Refusal On Corporate Opportunities.

                  During the Term, Executive agrees that he shall, prior to exploiting a Corporate Opportunity
(hereafter defined) for his own account or for the benefit of an immediate family member’s account, offer the
Company a right of first refusal with respect to such Corporate Opportunity.  For purposes of this Section 5,
"Corporate Opportunity" shall mean any business opportunity that is in the same or a related business as any of the businesses in which the Company or any of its Affiliates is involved; provided that "Corporate Opportunity"
shall not include any business opportunity that is in the same or a related business as any of the businesses in which the FBO is involved.  The determination as to whether a business opportunity constitutes a Corporate
Opportunity shall be made by the Nominating and Corporate Governance Committee of Parent or a majority of the disinterested and independent members of the Board, and their determination shall be based on an evaluation of:
(a) the extent to which the Corporate Opportunity is within the Company's or any of its Affiliates' existing lines of business or its existing plans to expand; (b) the extent to which the Corporate Opportunity supplements the Company's or any of its Affiliates' existing lines of activity or complements the Company's or any of its
Affiliates' existing methods of service; (c) whether the Company has available resources that can be utilized in connection with the Corporate Opportunity; (d) whether the Company is legally or contractually barred from utilizing the Corporate Opportunity; (e) the extent to which utilization of the Corporate Opportunity by
Executive would create conflicts of interest with the Company or any of its Affiliates; and (f) any other factors the committee or such disinterested and independent Board members deem(s) appropriate under the circumstances.

         6.       Executive’s Obligations.

                  (a)      Confidential Information. Executive agrees that, during the Term or at any time thereafter:
                           (1)      Executive shall not use for any purpose other than the duly authorized business of Company, or disclose to any third party, any information relating to Company or any of its Affiliates which is proprietary to Company or any of its Affiliates ("Confidential Information"), including any customer list, contact information, rate schedules, programming, data, plans, intellectual property, trade secret or any written (including in any electronic form) or oral communication incorporating Confidential Information in any way (except as may be required by law or in the performance of Executive’s duties under this Agreement consistent with Company's policies) regardless of whether or not such information has been labeled as “confidential”; and

                           (2)      Executive shall comply with any and all confidentiality obligations of Company to a third party, whether arising under a written agreement or otherwise.

                  (b)      Work For Hire.

                           (1)      The results and proceeds of Executive’s services to Company, including, without limitation, any works of authorship resulting from Executive’s services during Executive’s employment with Company and/or any of its Affiliates and any works in progress resulting from such services, shall be works-made-for-hire and Company shall be deemed the sole owner of any and all rights of every nature in such works, whether such rights are now known or hereafter defined or discovered, with the right to use the works in perpetuity in any manner Company determines in its sole discretion without any further payment to Executive. If, for any reason, any of such results and proceeds are not legally deemed a work-made-for-hire and/or there are any rights in such results and proceeds which do not accrue to Company under the preceding sentence, then Executive hereby irrevocably assigns and agrees to assign any and all of Executive’s right, title and interest thereto, whether now known or hereafter defined or discovered, and Company shall have the right to use the work in perpetuity in any location and in any manner Company determines in its sole discretion without any further payment to Executive.

                           (2)      Executive shall do any and all things which Company may deem useful or desirable to establish or document Company's rights in any such results and proceeds, including, without limitation, the execution of appropriate copyright, trademark and/or patent applications, assignments or similar documents and, if Executive is unavailable or unwilling to execute such documents, Executive hereby irrevocably designates the Chairman of the Board of Directors of Parent or his designee as Executive’s attorney-in-fact with the power to execute such documents on Executive’s behalf. To the extent Executive has any rights in the results and proceeds of Executive’s services under this Agreement that cannot be assigned as described above, Executive unconditionally and irrevocably waives the enforcement of such rights.

                           (3)      Works-made-for-hire do not include subject matter that meets all of the following criteria:  (A) is conceived, developed and created by Executive on Executive’s own time without using the Company’s equipment, supplies or facilities or any trade secrets or confidential information, (B) is unrelated to the actual or reasonably anticipated business or research and development of Company of which
Executive is or becomes aware; and (C) does not result from any work performed by Executive for Company.

                  (c)      Return of Property. All documents, data, recordings, equipment or other property, whether tangible or intangible, including all information stored in electronic form, obtained or prepared by or for Executive and utilized by Executive in the course of Executive’s employment with Company or any of its
Affiliates shall remain the exclusive property of Company and shall not be removed from the premises of the
Company under any circumstances whatsoever without the prior written consent of the Company, except when (and only for the period) necessary to carry out Executive's duties hereunder, and if removed shall be immediately returned to the Company upon any termination of his employment and no copies thereof shall be kept by Executive;
provided, however, that Executive shall be entitled to retain documents reasonably related to his prior interest as a shareholder.  Upon termination of employment, Executive shall promptly return all of Company’s property to
Company.

                  (d)      Use of Executive’s Name, Image and Likeness.  Company may make use of Executive’s name, photograph, drawing or other likeness in connection with the advertising or the giving of publicity to
Company, Parent or a program broadcast or content provided by Company, Parent or any Affiliates.  In such regard,
Company may make recordings, transcriptions, videotapes, films and other reproductions of any and all actions performed by Executive in his or her capacity as an Executive of Company, including without limitation any voice-over or announcing material provided by Executive (collectively “Executive Performances”).  Company shall have the right to broadcast, display, license, assign or use any Executive Performances on a royalty-free basis without additional compensation payable to Executive.

         7.       Noninterference.

                  While employed by the Company and for a period of two years thereafter, Executive agrees not to interfere with the business of the Company by directly or indirectly soliciting, attempting to solicit, inducing, or otherwise causing any executive or material employee of the Company or any of its Affiliates to terminate his or her employment in order to become an employee, consultant or independent contractor to or for any other
Company.

         8.       Noncompetition.

                  Executive agrees that during the Term and for a period of two years thereafter, he shall not, without the prior consent of the Company, directly or indirectly, have an interest in, be employed by, be connected with, or have an interest in, as an employee, consultant, officer, director, partner, stockholder or joint venturer, in any person or entity owning, managing, controlling, operating or otherwise participating or assisting in any business that is in competition with the business of the Company or any of its Affiliates (a)
during the Term, in any location, and (b) for the two-year period following the termination of this Agreement, in any province, state or jurisdiction in which the Company or any of its Affiliates was conducting business at the date of termination of Executive's employment and continues to do so thereafter; provided, however, that the foregoing shall not prevent Executive from being a stockholder of less than one percent of the issued and outstanding securities of any class of a corporation listed on a national securities exchange or designated as national market system securities on an interdealer quotation system by the National Association of Securities
Dealers, Inc.

         9.       Remedies.

                  Executive acknowledges that a breach or threatened breach by Executive of any the provisions of
Sections 5, 6, 7 or 8 will result in the Company and its stockholders suffering irreparable harm which cannot be calculated or fully or adequately compensated by recovery of monetary damages alone.  Accordingly, Executive agrees that the Company shall be entitled to interim, interlocutory and permanent injunctive relief, specific performance and other equitable remedies, in addition to any other relief to which the Company may become entitled should there be such a breach or threatened breach.

         10.      Personal Conduct.

                  Executive agrees to promptly and faithfully comply with all present and future policies, requirements, directions, requests and rules and regulations of the Company in connection with the Company’s business, including without limitation the policies and requirements set forth in Parent’s Employee Handbook,
Code of Ethical Conduct and Financial Code of Conduct.  Executive further agrees to comply with all laws and regulations pertaining to Executive’s employment with the Company.  Executive hereby agrees not to engage in any activity that is in direct conflict with the essential interests of the Company.  Executive hereby acknowledges that nothing set forth in the Employee Handbook, Code of Ethical Conduct or Financial Code of Conduct or any
other policy issued by the Company or Parent shall be deemed to create a separate contractual obligation, guarantee or inducement between Executive and the Company.

         11.      Indemnification.

                  The Company shall indemnify Executive to the fullest extent permitted by law, in effect at the time of the subject act or omission, and shall advance to Executive reasonable attorneys’ fees and expenses as such fees and expenses are incurred (subject to an undertaking from Executive to repay such advances if it shall be finally determined by a judicial decision which is not subject to further appeal that Executive was not entitled to the reimbursement of such fees and expenses).  Executive shall be entitled to the protection of any insurance policies that the Company may elect to maintain generally for the benefit of its directors and officers against all costs, charges and expenses incurred or sustained by him in connection with any action, suit or proceeding (other than any action, suit or proceeding arising under or relating to this Agreement) to which
Executive may be made a party by reason of his being or having been a director, officer or employee of the
Company or any of its subsidiaries, or his serving or having served any other enterprise as a director, officer or employee at the request of the Company.  The Company covenants to maintain during Executive’s employment for the benefit of Executive (in his capacity as an officer and director of the Company) Directors’ and Officers’
Insurance providing benefits to Executive no less favorable, taken as a whole, than the benefits provided to the other senior executives of the Company by the Directors’ and Officers’ Insurance maintained by the Company on the date hereof; provided, however, that the Board may elect to terminate Directors’ and Officers’ Insurance for all officers and directors, including Executive, if the Board determines in good faith that such insurance is not available or is available only at unreasonable expense.

         12.      Miscellaneous.

                  (a)      Notices.  Any notices provided hereunder must be in writing and shall be deemed effective upon the earlier of (1) personal delivery (including personal delivery by telecopy or telex), (2) on the first day after mailing by overnight courier, or (3) on the third day after mailing by first class mail, to the recipient at the address indicated below:

To the Company:

                  Salem Communications Holding Corporation
                  4880 Santa Rosa Road
                  Camarillo, California  93012
                  Attention:  Jonathan L. Block, Secretary

To Executive:

                  Edward G. Atsinger III
                  4880 Santa Rosa Road
                  Camarillo, CA  93012

or to such other address or to the attention of such other person as the recipient party shall have specified by prior written notice to the sending party.

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

                  (d)      Counterparts.  This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together shall constitute one and the same agreement.

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

                  (h)      Choice of Law.  All questions concerning the construction, validity and interpretation of this Agreement shall be governed by the internal law, and not the law of conflicts, of the State of California.

                  (i)      Resolution of Disputes.  Company and Executive mutually agree to resolve any and all legal claims arising from or in any way relating to Executive’s employment with Company through mediation or, if mediation does not resolve the claim or dispute within ten (10) days of notice demanding mediation, by binding arbitration under the Federal Arbitration Act subject to the terms and conditions provided below.
Notwithstanding the foregoing, insured workers’ compensation claims (other than wrongful discharge claims) and claims for unemployment insurance are excluded from arbitration under this Agreement.  This Agreement does not prevent the filing of charges with administrative agencies such as the Equal Employment Opportunity Commission, the National Labor Relations Board, or equivalent state agencies.  Arbitration shall be conducted in Ventura
County, California in accordance with any of the following, at Executive’s election:  (a) the American
Arbitration Association, Employment Rules of Procedure, (b) the Rules of Procedure for Christian Conciliation
sponsored by the Christian Legal Society, or (c) the rules of procedure issued by another alternative dispute resolution service mutually acceptable to Executive and Company.  Any award issued in accordance with this
Section 11(i) shall be rendered as a judgment in any trial court having competent jurisdiction.  Company shall pay the arbitration fees and expenses, less any filing fee amount the Executive would otherwise have to pay to pursue a comparable lawsuit in a United States district court in the jurisdiction where the dispute arises or state court in the jurisdiction where the dispute arises, whichever is less.  All other rights, remedies, exhaustion requirements, statutes of limitations and defenses applicable to claims asserted in a court of law shall apply in the arbitration.  Executive expressly waives any presumption or rule, if any, which requires this
Agreement to be construed against the Company.

                   (j)     Integration.  This Agreement comprises the entire understanding of the parties with respect to the subject matter and shall supersede all other prior written or oral agreements, including without limitation the Old Employment Agreement.

                  (k)      Survival; Modification of Terms.  No change in Executive’s duties or salary shall affect, alter, or otherwise release Executive from the covenants and agreements contained herein.  All post-termination covenants, agreements, representations and warranties made herein by Executive shall survive the expiration or termination of this Agreement or employment under this Agreement in accordance with their respective terms and conditions.

                  IN WITNESS WHEREOF, the parties have executed this agreement effective as of the date first written above.

                                                     "EXECUTIVE"

/s/ Edward G. Atsinger III

Edward G. Atsinger III

                                                     "COMPANY"

                                      SALEM COMMUNICATIONS HOLDING CORPORATION

/s/ Jonathan L. Block

Jonathan L. Block
Vice President

/s/ Roland S. Hinz

Roland S. Hinz
Chairman of the Compensation Committee, Salem Communications Corporation

EXHIBIT 10.02.01

                                                         EMPLOYMENT AGREEMENT

         This Employment Agreement (the "Agreement") is entered into as of July 1, 2004, by and between Stuart W. Epperson, an individual ("Executive"), and Salem Communications Holding Corporation, a Delaware corporation (the "Company").

                                                               RECITALS

         WHEREAS, the Executive and the Company (as successor to its parent, Salem Communications Corporation, a Delaware corporation
("Parent")) are parties to the Employment Agreement, dated July 1, 2001 (the "Old Employment Agreement");

         WHEREAS, the Executive and the Company wish to terminate the Old Employment Agreement, effective as of midnight on June 30,
2004;

         WHEREAS, the Company desires to employ Executive in the capacity of Chairman of the Board of the Company on the terms and conditions set forth herein; and

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

         1.       Employment By The Company And Term.

                  (a)      Full Time and Best Efforts.  Subject to the terms set forth herein, the Company agrees to employ Executive as Chairman of the Board and Executive hereby accepts such employment.  As Chairman of the Board, Executive shall have the authority, functions, duties, powers and responsibilities for Executive's corporate office and position as set forth in the Company's Bylaws from time to time and such other authority, functions, duties, powers and responsibilities as the Board of Directors of the Company
(the "Board") may from time to time prescribe or delegate to Executive, in all cases to be consistent with Executive's corporate offices and positions.  During the Term, Executive shall apply, on a full-time basis, all of his skill and experience to the performance of his duties hereunder and shall not, without the prior consent of the Board, devote substantial amounts of time to outside business activities.  The performance of Executive's duties shall be in Winston-Salem, North Carolina, subject to reasonable travel as the performance of his duties in the business may require.  Notwithstanding the foregoing, Executive may devote a reasonable amount of his time to civic, community, charitable or passive investment activities.

                  (b)      Company Policies.  The employment relationship between the parties shall be governed by the general employment policies and practices of the Company and of Parent, including without limitation the policies described in Section 10 of this Agreement, except that when the terms of this Agreement differ from or are in conflict with the Company's or Parent’s general employment policies or practices, this Agreement shall control.

                  (c)      Term.  Executive’s term of employment under this Agreement shall commence as of the date hereof (the
“Effective Date”) and, subject to the terms hereof and the provisions for renewal set forth in Section 1(d) herein, shall terminate on such date (the “Termination Date”) that is the earlier of: (1) June 30, 2007, or (2) the termination of Executive’s employment pursuant to Section 4 of this Agreement.  The period from the Effective Date until the Termination Date shall be defined herein as the “Term.”

                  (d)      Renewal.  Unless the Company or Executive shall have given the other party hereto notice (any such notice to be given in accordance with Section 11(a) hereof) that this Agreement shall not be renewed at least ninety (90) days prior to the end of the Term, the Term shall be automatically extended for a period of one year, with such procedure to be followed in each such successive period.

         2.       Compensation And Benefits.

                  (a)      Cash Salary.  Executive shall receive for services to be rendered hereunder an annual base salary of Seven
Hundred Thousand Dollars ($700,000) (the "Base Salary").

                  (b)      Participation in Benefit Plans.  During the Term, Executive shall be entitled to participate in any group insurance, hospitalization, medical, dental, health and accident, disability, compensation or other plan or program of the Company now existing or established hereafter to the extent that he is eligible under the general provisions thereof.  The Company may, in its sole discretion and from time to time, amend, eliminate or establish additional benefit programs as it deems appropriate.
Executive shall also participate in all fringe benefits offered by the Company to any of its senior executives.  The availability and terms of such benefit plans shall be set by the Board of Directors of the Company, or its designated committee, and may change from time-to-time.  Executive shall be required to comply with all conditions attendant to coverage by the benefit plans hereunder and shall be entitled to benefits only in accordance with the terms and conditions of such plans as they may be enumerated from time to time.

                  (c)      Perquisites.  During the Term, the Company shall provide Executive with the perquisites and other fringe benefits generally made available to senior executives of the Company and any such other benefits as the Board of Directors, or its designated committee, may elect to grant from time-to-time including the following:

                           (1)      Automobile Allowance.  The Company shall provide Executive, at no cost to Executive, the use of a company-owned or company-leased vehicle of a cost and quality reasonably acceptable to the Company but, in any event, equal to or exceeding the cost and quality of the vehicle presently used by Executive.  The Company shall pay, or reimburse Executive for, all costs associated with operating, maintaining and insuring such automobile, provided such costs are itemized and presented to the company in writing and in a form as then prescribed by the Company in its policies for the reimbursement of employee business expenses;

                           (2)      Life Insurance.  The Company shall provide Executive the death benefit provided under a split-dollar life insurance policy pursuant to a separate Split Dollar Life Insurance Agreement dated December 31, 2003, and entered into by Executive and the Company;

                           (3)      Regulatory Filings.  The Company shall pay for all governmental and regulatory filings required by
Executive solely as a result of his position as an officer or director of the Company or its parent, Salem Communications Corporation
(“Parent”), including, but not limited to, all Section 16 filings required by Executive.  For avoidance of doubt, such filings would include SEC Forms 4 and 5 and Schedule 13D and FCC ownership reports and transfer applications and would not include other filings required in connection with the sale of company stock by Executive;

                           (4)      Regulatory Filings/Fees Associated with Option Exercises.  In the event Executive is required to make regulatory filings as a result of his exercise of options granted him by the Company for the purchase of stock of the Parent, the Company shall pay the cost of such filings, including any filing fee.  The benefits provided in this Section 2(c)(4) shall include full reimbursement for any income and employment taxes applicable to such benefits;

                           (5)      Travel and Entertainment Expenses.  Reasonable, bona-fide Company-related entertainment and travel expenses incurred by Executive in accordance with the Executive Handbook, Code of Ethical Conduct, Financial Code of Conduct and
other written policies, all as issued by the Company, relating thereto shall be reimbursed or paid by the Company; and,

                           (6)       Health Benefit.  Employer will pay the employee, spouse and dependents portions of the monthly group health care premiums on behalf of Executive.

         3.       Bonuses.

         In addition to the other compensation of Executive as set forth herein, and subject to the provisions of Section 4 hereof,
Executive shall be eligible for an annual merit bonus in an amount to be determined at the discretion of the Board of Directors of the Company, which bonus may be paid in cash, options or a combination thereof.  The annual bonus shall be driven by and proportionate to GAAP-determined EBIDTA generated by the business activities of Parent reporting to Executive.

         4.       Termination Of Employment.

                   (a)     Termination For Cause.

                           (1)      Termination; Payment of Accrued Salary.  The Board may terminate Executive's employment with the
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

                           (2)      Definition of Cause.  For the purposes of this Agreement, “Cause” shall mean, without limitation, the following:  (A) the death of Executive; (B) any mental or physical impairment which prevents Executive at any time during the
Term from performing the essential functions of his full duties for a period of 180 days within any 270 day period and Executive thereafter fails to return to work within 10 days of notice by the Company of intention to terminate (“Disability”); (C) continued
gross neglect, malfeasance or gross insubordination in performing duties assigned to Executive; (D) a conviction for a crime involving moral turpitude; (E) an egregious act of dishonesty (including without limitation theft or embezzlement) in connection with employment, or a malicious action by Executive toward Parent, Company, or their affiliates or related entities (together with Parent, collectively “Affiliates”); (F) a violation of the provisions of Section 6(a) hereof; (G) a willful breach of this Agreement; (H)
disloyalty; and (I) material and repeated failure to carry out reasonably assigned duties or instructions consistent with Executive’s position.

                   (b)     Termination by Executive.  Executive shall have the right, at his election, to terminate his employment with the Company by notice to the Company to that effect: (1) if the Company shall have failed to substantially perform a material condition or covenant of this Agreement ("Company's Material Breach") or (2) if the Company materially reduces or diminishes
Executive's powers and responsibilities hereunder; provided, however, that a termination under clauses (1) and (2) of this Section
4(b) shall not be effective until Executive shall have given notice to the Company specifying the claimed breach and, provided such breach is curable, Company fails to correct the claimed breach within 30 days after the receipt of the applicable notice or such longer term as may be reasonably required by the Company due to the nature of the claimed breach (but within 10 days if the failure to perform is a failure to pay monies when due under the terms of this Agreement).

                  (c)      Termination Upon Disability.  The Company may terminate Executive's employment in the event Executive suffers a Disability (as defined in Section 4(a)(2) hereof).  After the Termination Date, which in this event shall be the date upon which notice of termination is given, no further compensation shall be payable under this Agreement except that Executive shall receive the accrued portion of any salary and bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan plus severance equal to 100% of his then Base Salary for 15 months without offset for any disability payments
Executive may receive, payable in equal monthly installments.  After the Termination Date, which in this event shall be the date upon which notice of termination is given, any then unvested or time-vested stock options previously granted to Executive by the Company, including without limitation those grants described in Section 3(c) of this Agreement, shall become immediately one hundred percent
(100%) vested.

                  (d)      Termination Without Cause; Failure to Renew.

                           (1)      Termination Payments.  In the event that, during the Initial Term, Executive's employment is terminated by the Company other than pursuant to Section 4(a) or 4(c), or by Executive pursuant to Section 4(b), the Company shall pay Executive as severance an amount equal to his then Base Salary for the longer of six months or the remainder of the Initial Term, less standard withholdings for tax and social security purposes, payable in equal installments over six consecutive months, or, if longer, the number of months remaining in the Initial Term, commencing immediately following termination, in monthly pro rata payments commencing as of the Termination Date, plus the accrued portion of any bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.  In the event that during an Extended Term Executive's employment is terminated by the Company other than pursuant to Section 4(a) or 4(c), or by Executive pursuant to Section 4(b), or if the Company shall fail to renew the term of this Agreement at the expiration of the Initial Term (including any renewal term thereof), the Company shall pay
Executive as severance an amount equal to three months of his then Base Salary, less standard withholdings for tax and social security purposes, payable in equal installments over three consecutive months commencing immediately following termination or failure to renew in monthly pro rata payments commencing as of the Termination Date, plus the accrued portion of any bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.

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

                  (f)      Termination Upon Death.  If Executive dies prior to the expiration of the Term, the Company shall (1)
continue coverage of Executive's dependents (if any) under all applicable benefit plans or programs of the type listed above in
Section 2(b) herein for a period of 12 months, and (2) pay to Executive's estate the accrued portion of any salary and bonus through the Termination Date, less standard withholdings for tax and social security purposes, payable, in the case of a bonus, upon such date or over such period of time which is in accordance with the applicable bonus plan.  After the Termination Date, which in this event shall be the date of Executive’s death, any then unvested or time-vested stock options previously granted to Executive by the
Company, including without limitation those grants described in Section 3(c) of this Agreement, shall become immediately one hundred percent (100%) vested.

                  (g)      No Offset.  Executive shall have no duty to mitigate any of his damages or losses and, except as provided in Section 3(a) hereof, the Company shall not be entitled to reduce or offset any payments owed to Executive hereunder for any reason.

         5.       Right Of First Refusal On Corporate Opportunities.

                  During the Term, Executive agrees that he shall, prior to exploiting a Corporate Opportunity (hereafter defined) for his own account or for the benefit of an immediate family member’s account, offer the Company a right of first refusal with respect to such Corporate Opportunity.  For purposes of this Section 5, "Corporate Opportunity" shall mean any business opportunity that is in the same or a related business as any of the businesses in which the Company or any of its Affiliates is involved.  The determination as to whether a business opportunity constitutes a Corporate Opportunity shall be made by the Nominating and Corporate
Governance Committee of Parent or a majority of the disinterested and independent members of the Board, and their determination shall be based on an evaluation of: (a) the extent to which the Corporate Opportunity is within the Company's or any of its Affiliates'
existing lines of business or its existing plans to expand; (b) the extent to which the Corporate Opportunity supplements the
Company's or any of its Affiliates' existing lines of activity or complements the Company's or any of its Affiliates' existing methods of service; (c) whether the Company has available resources that can be utilized in connection with the Corporate
Opportunity; (d) whether the Company is legally or contractually barred from utilizing the Corporate Opportunity; (e) the extent to which utilization of the Corporate Opportunity by Executive would create conflicts of interest with the Company or any of its
Affiliates; and (f) any other factors the committee or such disinterested and independent Board members deem(s) appropriate under the circumstances.

         6.       Executive’s Obligations.

                  (a)      Confidential Information. Executive agrees that, during the Term or at any time thereafter:
                           (1)      Executive shall not use for any purpose other than the duly authorized business of Company, or disclose to any third party, any information relating to Company or any of its Affiliates which is proprietary to Company or any of its Affiliates ("Confidential Information"), including any customer list, contact information, rate schedules, programming, data, plans, intellectual property, trade secret or any written (including in any electronic form) or oral communication incorporating
Confidential Information in any way (except as may be required by law or in the performance of Executive’s duties under this
Agreement consistent with Company's policies) regardless of whether or not such information has been labeled as “confidential”; and

                           (2)      Executive shall comply with any and all confidentiality obligations of Company to a third party, whether arising under a written agreement or otherwise.

                  (b)      Work For Hire.

                           (1)      The results and proceeds of Executive’s services to Company, including, without limitation, any works of authorship resulting from Executive’s services during Executive’s employment with Company and/or any of its Affiliates and any works in progress resulting from such services, shall be works-made-for-hire and Company shall be deemed the sole owner of any and all rights of every nature in such works, whether such rights are now known or hereafter defined or discovered, with the right to use the works in perpetuity in any manner Company determines in its sole discretion without any further payment to Executive. If, for any reason, any of such results and proceeds are not legally deemed a work-made-for-hire and/or there are any rights in such results and proceeds which do not accrue to Company under the preceding sentence, then Executive hereby irrevocably assigns and agrees to assign any and all of Executive’s right, title and interest thereto, whether now known or hereafter defined or discovered, and
Company shall have the right to use the work in perpetuity in any location and in any manner Company determines in its sole discretion without any further payment to Executive.

                           (2)      Executive shall do any and all things which Company may deem useful or desirable to establish or document Company's rights in any such results and proceeds, including, without limitation, the execution of appropriate copyright, trademark and/or patent applications, assignments or similar documents and, if Executive is unavailable or unwilling to execute such documents, Executive hereby irrevocably designates the Chairman of the Board of Directors of Parent or his designee as Executive’s attorney-in-fact with the power to execute such documents on Executive’s behalf. To the extent Executive has any rights in the results and proceeds of Executive’s services under this Agreement that cannot be assigned as described above, Executive unconditionally and irrevocably waives the enforcement of such rights.

                           (3)      Works-made-for-hire do not include subject matter that meets all of the following criteria:  (A)
is conceived, developed and created by Executive on Executive’s own time without using the Company’s equipment, supplies or facilities or any trade secrets or confidential information, (B) is unrelated to the actual or reasonably anticipated business or research and development of Company of which Executive is or becomes aware; and (C) does not result from any work performed by
Executive for Company.

                  (c)      Return of Property. All documents, data, recordings, equipment or other property, whether tangible or intangible, including all information stored in electronic form, obtained or prepared by or for Executive and utilized by Executive in the course of Executive’s employment with Company or any of its Affiliates shall remain the exclusive property of Company and shall not be removed from the premises of the Company under any circumstances whatsoever without the prior written consent of the
Company, except when (and only for the period) necessary to carry out Executive's duties hereunder, and if removed shall be immediately returned to the Company upon any termination of his employment and no copies thereof shall be kept by Executive;
provided, however, that Executive shall be entitled to retain documents reasonably related to his prior interest as a shareholder.
Upon termination of employment, Executive shall promptly return all of Company’s property to Company.

                  (d)      Use of Executive’s Name, Image and Likeness.  Company may make use of Executive’s name, photograph, drawing or other likeness in connection with the advertising or the giving of publicity to Company, Parent or a program broadcast or content provided by Company, Parent or any Affiliates.  In such regard, Company may make recordings, transcriptions, videotapes, films and other reproductions of any and all actions performed by Executive in his or her capacity as an Executive of Company, including without limitation any voice-over or announcing material provided by Executive (collectively “Executive Performances”).  Company shall have the right to broadcast, display, license, assign or use any Executive Performances on a royalty-free basis without additional compensation payable to Executive.

         7.       Noninterference.

                  While employed by the Company and for a period of two years thereafter, Executive agrees not to interfere with the business of the Company by directly or indirectly soliciting, attempting to solicit, inducing, or otherwise causing any executive or material employee of the Company or any of its Affiliates to terminate his or her employment in order to become an employee, consultant or independent contractor to or for any other Company.

         8.       Noncompetition.

                  Executive agrees that during the Term and for a period of two years thereafter, he shall not, without the prior consent of the Company, directly or indirectly, have an interest in, be employed by, be connected with, or have an interest in, as an employee, consultant, officer, director, partner, stockholder or joint venturer, in any person or entity owning, managing, controlling, operating or otherwise participating or assisting in any business that is in competition with the business of the
Company or any of its Affiliates (a) during the Term, in any location, and (b) for the two-year period following the termination of this Agreement, in any province, state or jurisdiction in which the Company or any of its Affiliates was conducting business at the date of termination of Executive's employment and continues to do so thereafter; provided, however, that the foregoing shall not prevent Executive from being a stockholder of less than one percent of the issued and outstanding securities of any class of a corporation listed on a national securities exchange or designated as national market system securities on an interdealer quotation system by the National Association of Securities Dealers, Inc.

         9.       Remedies.

                  Executive acknowledges that a breach or threatened breach by Executive of any the provisions of Sections 5, 6, 7 or
8 will result in the Company and its stockholders suffering irreparable harm which cannot be calculated or fully or adequately compensated by recovery of monetary damages alone.  Accordingly, Executive agrees that the Company shall be entitled to interim, interlocutory and permanent injunctive relief, specific performance and other equitable remedies, in addition to any other relief to which the Company may become entitled should there be such a breach or threatened breach.

         10.      Personal Conduct.

                  Executive agrees to promptly and faithfully comply with all present and future policies, requirements, directions, requests and rules and regulations of the Company in connection with the Company’s business, including without limitation the policies and requirements set forth in Parent’s Employee Handbook, Code of Ethical Conduct and Financial Code of Conduct.  Executive
further agrees to comply with all laws and regulations pertaining to Executive’s employment with the Company.  Executive hereby agrees not to engage in any activity that is in direct conflict with the essential interests of the Company.  Executive hereby acknowledges that nothing set forth in the Employee Handbook, Code of Ethical Conduct or Financial Code of Conduct or any other policy issued by the Company or Parent shall be deemed to create a separate contractual obligation, guarantee or inducement between
Executive and the Company.

         11.      Indemnification.

                  The Company shall indemnify Executive to the fullest extent permitted by law, in effect at the time of the subject act or omission, and shall advance to Executive reasonable attorneys’ fees and expenses as such fees and expenses are incurred
(subject to an undertaking from Executive to repay such advances if it shall be finally determined by a judicial decision which is not subject to further appeal that Executive was not entitled to the reimbursement of such fees and expenses).  Executive shall be entitled to the protection of any insurance policies that the Company may elect to maintain generally for the benefit of its directors and officers against all costs, charges and expenses incurred or sustained by him in connection with any action, suit or proceeding (other than any action, suit or proceeding arising under or relating to this Agreement) to which Executive may be made a party by reason of his being or having been a director, officer or employee of the Company or any of its subsidiaries, or his serving or having served any other enterprise as a director, officer or employee at the request of the Company.  The Company covenants to maintain during Executive’s employment for the benefit of Executive (in his capacity as an officer and director of the Company)
Directors’ and Officers’ Insurance providing benefits to Executive no less favorable, taken as a whole, than the benefits provided to the other senior executives of the Company by the Directors’ and Officers’ Insurance maintained by the Company on the date hereof;
provided, however, that the Board may elect to terminate Directors’ and Officers’ Insurance for all officers and directors, including
Executive, if the Board determines in good faith that such insurance is not available or is available only at unreasonable expense.

         12.      Miscellaneous.

                  (a)      Notices.  Any notices provided hereunder must be in writing and shall be deemed effective upon the earlier of (1) personal delivery (including personal delivery by telecopy or telex), (2) on the first day after mailing by overnight courier, or (3) on the third day after mailing by first class mail, to the recipient at the address indicated below:

To the Company:

                  Salem Communications Holding Corporation
                  4880 Santa Rosa Road
                  Camarillo, California  93012
                  Attention:  Jonathan L. Block, Secretary

To Executive:

                  Stuart W. Epperson
                  3780 Will Scarlet Road
                  Winston-Salem, NC  27104

or to such other address or to the attention of such other person as the recipient party shall have specified by prior written notice to the sending party.

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

                  (d)      Counterparts.  This Agreement may be executed in separate counterparts, any one of which need not contain signatures of more than one party, but all of which taken together shall constitute one and the same agreement.

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

                  (h)      Choice of Law.  All questions concerning the construction, validity and interpretation of this Agreement shall be governed by the internal law, and not the law of conflicts, of the State of California.

                  (i)      Resolution of Disputes.  Company and Executive mutually agree to resolve any and all legal claims arising from or in any way relating to Executive’s employment with Company through mediation or, if mediation does not resolve the claim or dispute within ten (10) days of notice demanding mediation, by binding arbitration under the Federal Arbitration Act subject to the terms and conditions provided below.  Notwithstanding the foregoing, insured workers’ compensation claims (other than wrongful discharge claims) and claims for unemployment insurance are excluded from arbitration under this Agreement.  This Agreement does not prevent the filing of charges with administrative agencies such as the Equal Employment Opportunity Commission, the National Labor
Relations Board, or equivalent state agencies.  Arbitration shall be conducted in Ventura County, California in accordance with any of the following, at Executive’s election:  (a) the American Arbitration Association, Employment Rules of Procedure, (b) the Rules of
Procedure for Christian Conciliation sponsored by the Christian Legal Society, or (c) the rules of procedure issued by another alternative dispute resolution service mutually acceptable to Executive and Company.  Any award issued in accordance with this
Section 11(i) shall be rendered as a judgment in any trial court having competent jurisdiction.  Company shall pay the arbitration fees and expenses, less any filing fee amount the Executive would otherwise have to pay to pursue a comparable lawsuit in a United
States district court in the jurisdiction where the dispute arises or state court in the jurisdiction where the dispute arises, whichever is less.  All other rights, remedies, exhaustion requirements, statutes of limitations and defenses applicable to claims asserted in a court of law shall apply in the arbitration.  Executive expressly waives any presumption or rule, if any, which requires this Agreement to be construed against the Company.

                   (j)     Integration.  This Agreement comprises the entire understanding of the parties with respect to the subject matter and shall supersede all other prior written or oral agreements, including without limitation the Old Employment Agreement.

                                                  {Continued on the following page.}

                  (k)      Survival; Modification of Terms.  No change in Executive’s duties or salary shall affect, alter, or otherwise release Executive from the covenants and agreements contained herein.  All post-termination covenants, agreements, representations and warranties made herein by Executive shall survive the expiration or termination of this Agreement or employment under this Agreement in accordance with their respective terms and conditions.

                  IN WITNESS WHEREOF, the parties have executed this agreement effective as of the date first written above.

                                                     "EXECUTIVE"

/s/ Stuart W. Epperson

Stuart W. Epperson

                                                     "COMPANY"

                                      SALEM COMMUNICATIONS HOLDING CORPORATION

/s/ Jonathan L. Block

Jonathan L. Block
Vice President

/s/ Roland S. Hinz

Roland S. Hinz
Chairman of the Compensation Committee, Salem Communications Corporation

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

Dated: August 6, 2004

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

Dated: August 6, 2004

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

  the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 6, 2004
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

  the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 6, 2004
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