Form 10-Q
period 2004-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2004-11-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      As of November 3, 2004, there were 20,369,642 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	September 30,
	2003	2004

	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,620	$5,932
Accounts receivable (less allowance for doubtful accounts of $9,423 in 2003 and $8,306 in 2004)	31,509	30,190
Other receivables	3,071	1,043
Prepaid expenses	1,747	2,461
Due from stockholders	83	—
Deferred income taxes	4,754	4,651

Total current assets	46,784	44,277
Property, plant and equipment, net	97,393	101,314
Broadcast licenses	381,740	405,480
Goodwill	11,129	11,417
Amortizable intangible assets (net of accumulated amortization of $4,736 in 2003 and $5,884 in 2004)	4,262	3,142
Bond issue costs	5,631	3,490
Bank loan fees	3,988	3,615
Fair value of interest rate swap	6,045	4,401
Other assets	3,039	2,746

Total assets	$560,011	$579,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535	$458
Accrued expenses	5,454	5,755
Accrued compensation and related expenses	4,661	5,473
Accrued interest	7,127	5,008
Deferred revenue	1,163	1,318
Current portion of long-term debt and capital lease obligations	15	15

Total current liabilities	18,955	18,027
Long-term debt and capital lease obligations, less current portion	330,046	279,926
Fair value in excess of book value of debt hedged with interest rate swap	6,045	4,081
Deferred income taxes	28,999	30,425
Deferred revenue	3,472	3,436
Other liabilities	672	834

Total liabilities	388,189	336,729

Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,956,567 and 20,369,342 shares at December 31, 2003 and September 30, 2004, respectively	180	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	148,538	216,205
Retained earnings	23,048	26,688

Total stockholders’ equity	171,822	243,153

Total liabilities and stockholders’ equity	$560,011	$579,882

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net broadcasting revenue	$42,575	$47,255	$124,709	$138,212
Other media revenue	1,887	2,404	6,042	6,702

Total revenue	44,462	49,659	130,751	144,914
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $372 and $288 for the quarters ended September 30, 2003 and 2004, respectively, and $903 and $831 for the nine months ended September 30, 2003 and 2004, respectively, paid to related parties)	27,183	28,971	81,026	85,390
Costs of denied tower site and license upgrade	—	—	2,202	—
Other media operating expenses, exclusive of depreciation and amortization shown below	1,964	2,029	5,940	6,221
Corporate expenses, exclusive of depreciation and amortization shown below (including $27 and $50 for the quarters ended September 30, 2003 and 2004, respectively, and $208 and $220 for the nine months ended September 30, 2003 and 2004, respectively, paid to related parties)	3,992	4,285	12,063	12,836
Cost of terminated offering	651	—	651	—
Depreciation and amortization (including $288 and $261 for the quarters ended September 30, 2003 and 2004, respectively, and $869 and $790 for the nine months ended September 30, 2003 and 2004, respectively, for other media businesses)	3,084	3,150	9,179	9,376

Total operating expenses	36,874	38,345	111,061	113,823

Operating income	7,588	11,224	19,690	31,091
Other income (expense):
Interest income	24	27	195	149
Interest expense	(5,470)	(4,482)	(17,706)	(15,518)
Loss on early redemption of long-term debt	—	—	(6,440)	(6,588)
Gain (loss) on disposal of assets	263	(3,087)	263	(2,906)
Other expense, net	(129)	(167)	(290)	(404)

Income (loss) before income taxes	2,276	3,515	(4,288)	5,824
Provision (benefit) for income taxes	820	1,199	(1,498)	2,093

Income (loss) before discontinued operations	1,456	2,316	(2,790)	3,731
Discontinued operations, net of tax	—	244	—	(91)

Net income (loss)	$1,456	$2,560	$(2,790)	$3,640

Basic earnings per share before discontinued operations	$0.06	$0.09	$(0.12)	$0.15
Discontinued operations per share	—	0.01	—	—
Basic net earnings per share	$0.06	$0.10	$(0.12)	$0.15

Diluted earnings per share before discontinued operations	$0.06	$0.09	$(0.12)	$0.15
Discontinued operations per share	—	0.01	—	—
Diluted net earnings per share	0.06	0.10	(0.12)	0.15

Basic weighted average shares outstanding	23,488,463	25,923,093	23,486,033	24,884,849

Diluted weighted average shares outstanding	23,583,244	26,056,807	23,486,033	25,049,018

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2004

OPERATING ACTIVITIES
Net income (loss)	$(2,790)	$3,640
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early retirement of debt	6,440	6,588
Cost of denied tower site and license upgrade	2,202	—
Cost of terminated offering	651	—
Tax benefit related to stock options exercised	—	334
Depreciation and amortization	9,179	9,376
Amortization of bond issue costs and bank loan fees	1,158	1,406
Provision for bad debts	4,065	2,860
Deferred income taxes	(1,556)	1,529
(Gain)/loss on disposal of assets	(262)	2,906
Changes in operating assets and liabilities:
Accounts receivable	(4,539)	(1,541)
Prepaid expenses and other current assets	(183)	1,397
Accounts payable and accrued expenses	(470)	(1,083)
Deferred revenue	2,577	119
Other liabilities	(214)	(49)
Income taxes payable	(612)	—

Net cash provided by operating activities	15,646	27,482

INVESTING ACTIVITIES
Capital expenditures	(6,429)	(13,568)
Deposits on radio station acquisitions	(1,275)	(65)
Purchases of radio stations	(8,741)	(25,615)
Proceeds from sale of property, plant and equipment and intangible assets	400	—
Other assets	(602)	661

Net cash used in investing activities	(16,647)	(38,587)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	15,400	24,000
Payments of long-term debt and notes payable	(33,450)	(18,500)
Proceeds from common stock offering	—	65,714
Payments to redeem 9% Notes	—	(55,630)
Payment of bond premium	—	(4,998)
Proceeds from exercise of stock options	83	1,643
Issuance of capital lease obligations	—	24
Payments on capital lease obligations	(24)	(14)
Payments of costs related to bank credit facility and debt refinancing	(1,493)	(497)
Payments of bond issue costs	(364)	—

Net cash (used in) provided by financing activities	(19,848)	11,417

Net (decrease) increase in cash and cash equivalents	(20,849)	312
Cash and cash equivalents at beginning of year	26,325	5,620

Cash and cash equivalents at end of period	$5,476	$5,932

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,420	$19,529
Income taxes	463	255

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      Information with respect to the three months and nine months ended September 30, 2004 and 2003 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company, for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

			Acquisition	Format
Acquisition Date	Station(s)	Market Served	Cost	Changed

			(Dollars in thousands)
August 13, 2004	KPOI-FM (now KHNR-FM)	Honolulu, HI	$1,850	Yes
August 13, 2004	KHUI-FM	Honolulu. HI	1,850	No
September 30, 2004	WQBH-AM (now WDTK-AM)	Detroit, MI	4,750	Yes

			$8,450

      On July 2, 2004, the company entered into agreement to acquire selected assets of WRMR-AM Cleveland, Ohio for approximately $10.0 million. The company began operating the station under a local marketing agreement on July 12, 2004. We anticipate this transaction will close in the first quarter of 2005.

      On July 2, 2004, the company entered into agreement to exchange selected assets of its radio stations KHNR-AM and KHCM-AM in Honolulu, Hawaii for selected assets of KGMZ-FM in Honolulu, Hawaii. We anticipate this transaction will close in the fourth quarter of 2004.

      On July 30, 2004, the company acquired the assets of the Internet website Christianjobs.com and its related operations for $0.4 million.

      On September 29, 2004, the company and Univision Communications Inc. entered into two (2) Asset Exchange Agreements and several ancillary agreements involving the exchange by Salem of selected assets of WZFS-FM (106.7 FM), Des Plaines, Illinois (in the Chicago market) and KSFB-FM (100.7 FM), San Rafael, California (in the San Francisco market) for the selected assets of the following Univision stations: WIND-AM (560 AM), Chicago, Illinois; KOBT-FM (100.7 FM), Winnie, Texas (in the Houston market); KHCK-FM (1480 AM), Dallas, Texas; and KOSL-FM (94.3 FM), Jackson, California (in the Sacramento market). Pending FCC and all other regulatory approvals, we expect to close this transaction during the first quarter of 2005.

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

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures for stock-based awards vested during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and earnings (loss) per share for each of the nine months and six months ended September 30, 2004 and 2003 would have changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(Dollars in thousands, except per share data)

Net income (loss), as reported	$1,456	$2,560	$(2,790)	$3,640
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(155)	(1,168)	(578)	(4,144)

Pro forma net income (loss)	$1,301	$1,392	$(3,368)	$(504)

Income (loss) per share:
Basic income (loss) per share - as reported	$0.06	$0.10	$(0.12)	$0.15
Basic income (loss) per share - pro forma	$0.06	$0.05	$(0.14)	$(0.02)
Diluted income (loss) per share - as reported	$0.06	$0.10	$(0.12)	$0.15
Diluted income (loss) per share - pro forma	$0.06	$0.05	$(0.14)	$(0.02)

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

      Statement of Financial Accounting Standards No. 123R

      On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, Share-Based Payment. The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

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

NOTE 6. PARTIAL REDEMPTION OF $150.0 MILLION 9% SENIOR SUBORDINATED NOTES DUE 2011

      During the quarter ended June 30, 2004, Salem repurchased an aggregate amount of $55.6 million of its $150.0 million 9% of senior subordinated notes due 2011 (“9% Notes”) through a combination of redemptions and open market repurchases (the “Redemption”) pursuant to the terms of the indenture governing the 9% Notes. The Redemption resulted in a loss on early retirement of long-term debt of approximately $6.6 million. Salem used the proceeds from its follow-on offering of 2.3 million shares of Class A common stock issued in May 2004, to complete the Redemption.

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

NOTE 9. TERMINATED OFFERING COSTS

      Salem recorded a charge of $0.7 million during the third quarter of 2003 related to the costs incurred with respect to a contemplated debt offering that was terminated during the third quarter of 2003. The charge is reported in Salem's Statement of Operations as “Cost of terminated offering.”

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2003

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Customer lists and contracts	$4,249	$(2,245)	$2,004
Favorable and assigned leases	1,459	(923)	536
Other amortizable intangible assets	3,290	(1,568)	1,722

	$8,998	$(4,736)	$4,262

	As of September 30, 2004

		Accumulated
	Cost	Amortization	Net

	(Dollars in thousands)

Customer lists and contracts	$4,254	$(2,897)	$1,357
Favorable and assigned leases	1,459	(970)	489
Other amortizable intangible assets	3,313	(2,017)	1,296

	$9,026	$(5,884)	$3,142

      Based on the amortizable intangible assets as of September 30, 2004, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)

2004	$1,533
2005	1,287
2006	737
2007	442
2008	68

NOTE 11. PHYSICAL INVENTORY OF PROPERTY, PLANT AND EQUIPMENT

      In preparation for the implementation of a fixed asset management and tracking system, Salem conducted a physical inventory audit of its property, plant and equipment. Salem completed a substantial majority of its fixed asset inventory audit during the quarter ended September 30, 2004 and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the audit through September 30, 2004, the company wrote-off certain assets, with a net book value of approximately $3.1 million which was charged to loss on disposal of assets.

NOTE 12. BASIC AND DILUTED NET EARNINGS PER SHARE

      Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period plus the dilutive effects of outstanding stock options.

      Options to purchase 763,165 and 1,416,566 shares of Class A common stock were outstanding at September 30, 2003 and 2004, respectively. Diluted weighted average shares outstanding excludes outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. Those options are excluded due to their antidilutive effect. For periods in which the company has a net loss, all options are excluded due to their antidilutive effect.

NOTE 13. DERIVATIVE INSTRUMENTS

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

      We had two interest rate swap agreements outstanding as of September 30, 2004, which are used to manage our exposure to changes in the fair value of a recognized asset or liability that may result due to changes in interest rates. The counter parties to these interest rate swap agreements are major financial institutions. Although we are exposed to credit loss in the event of nonperformance by the counter parties we do not anticipate nonperformance by the counter parties nor would we expect any such loss to be material.

      At September 30, 2004, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $94.4 million 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $4.3 million at September 30, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2004 was reduced by $2.2 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.31% for the six months ended June 30, 2004 and is 5.03% for the six month period ending December 31, 2004.

      We had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement was to expire in 2011 when the 9% Notes mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium which will be amortized into interest expense over the remaining life of the 9% Notes. The estimated negative fair value of this swap agreement with a remaining notional principal amount of $10.0 million and the excess of book value over the change in fair value of the debt hedged by the swap, based on current market rates, were each $(0.2) million at September 30, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt and includes the $0.3 million cost of the buyout of $14.0 million of the swap, which is amortized into interest expense. We recognized approximately $5,000 in interest expense related to the amortization of capitalized buyout premium for the three months ended September 30, 2004. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2004 was reduced by $0.4 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 6.08% for the six months ended June 30, 2004 and is 6.80% for the six month period ending December 31, 2004. On October 22, 2004, we sold our remaining $10.0 million interest in this swap.

NOTE 14. CONTINGENCIES

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

NOTE 15. STOCK REPURCHASE PLAN

      Our Board of Directors authorized a share repurchase program of up to $25.0 million on September 8, 2004. This authorization provides us with the flexibility to make buybacks of our shares, although we currently plan to utilize our cash to fund future acquisitions, reduce debt and for other business operations. Additionally, our credit facilities contain certain restrictions with respect to the repurchase of our equity.

NOTE 16. SEGMENT DATA

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(Dollars in thousands)

Net revenue
Radio broadcasting	$42,575	$47,255	$124,709	$138,212
Other media	1,887	2,404	6,042	6,702

Consolidated net revenue	$44,462	$49,659	$130,751	$144,914

Operating expenses (excluding depreciation, amortization, legal settlement and costs of denied tower site and license upgrade)
Radio broadcasting	$27,183	$28,971	$81,026	$85,390
Other media	1,964	2,029	5,940	6,221
Corporate	3,992	4,285	12,063	12,836

Consolidated operating expenses (excluding depreciation, amortization, legal settlement and costs of denied tower site and license upgrade)	$33,139	$35,285	$99,029	$104,447

Operating income before depreciation, amortization, costs of denied tower site and license upgrade and cost of terminated offering
Radio broadcasting	$15,392	$18,284	$43,683	$52,822
Other media	(77)	375	102	481
Corporate	(3,992)	(4,285)	(12,063)	(12,836)

Consolidated operating income before depreciation, amortization, costs of denied tower site and license upgrade and cost of terminated offering	$11,323	$14,374	$31,722	$40,467

Depreciation expense
Radio broadcasting	$2,380	$2,436	$7,075	$7,249
Other media	128	105	386	325
Corporate	187	225	519	653

Consolidated depreciation expense	$2,695	$2,766	$7,980	$8,227

Amortization expense
Radio broadcasting	$226	$225	$709	$675
Other media	160	156	483	465
Corporate	3	3	7	9

Consolidated amortization expense	$389	$384	$1,199	$1,149

Operating income before costs of denied tower site and license upgrade
Radio broadcasting	$12,786	$15,623	$35,899	$44,898
Other media	(365)	114	(767)	(309)
Corporate	(4,182)	(4,513)	(12,589)	(13,498)

Consolidated operating income before costs of denied tower site and license upgrade	$8,239	$11,224	$22,543	$31,091

	December 31,	September 30,
	2003	2004

	(Dollars in thousands)

Total property, plant and equipment, net
Radio broadcasting	$93,055	$97,168
Other media	1,542	1,120
Corporate	2,796	3,026

Consolidated property, plant and equipment, net	$97,393	$101,314

Reconciliation of operating income before depreciation and amortization to income before income taxes and discontinued operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Operating income before depreciation, amortization, costs of denied tower site and license upgrade and cost of terminated offering	$11,323	$14,374	$31,722	$40,467
Depreciation expense	(2,695)	(2,766)	(7,980)	(8,227)
Amortization expense	(389)	(384)	(1,199)	(1,149)
Costs of denied tower site and license upgrade	—	—	(2,202)	—
Cost of terminated offering	(651)	—	(651)	—
Interest income	24	27	195	149
Gain (loss) on disposal of assets	263	(3,087)	263	(2,906)
Interest expense	(5,470)	(4,482)	(17,706)	(15,518)
Loss on early redemption of long–term debt	—	—	(6,440)	(6,588)
Other expense, net	(129)	(167)	(290)	(404)

Pretax income (loss)	$2,276	$3,515	$(4,288)	$5,824

NOTE 17. CONSOLIDATING FINANCIAL STATEMENTS

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

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of September 30, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

		Salem	Other	Salem		Salem
	Parent	Acquisition	Media	Holding	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$—	$887	$2,193	$2,852	$—	$5,932
Accounts receivable	—	1,851	1,572	26,800	(33)	30,190
Other receivables	5	3	152	1,711	(828)	1,043
Prepaid expenses	—	33	20	2,408	—	2,461
Deferred income taxes	—	(132)	183	4,837	(237)	4,651

Total current assets	5	2,642	4,120	38,608	(1,098)	44,277
Property, plant and equipment, net	—	5,721	955	94,638	—	101,314
Broadcast licenses	—	93,602	—	311,878	—	405,480
Goodwill	—	8	5,298	6,111	—	11,417
Amortizable intangible assets, net	—	—	92	3,050	—	3,142
Bond issue costs	—	—	—	3,490	—	3,490
Bank loan fees	—	—	—	3,615	—	3,615
Fair value of interest rate swap	—	—	—	4,401	—	4,401
Intercompany receivables	266,597	1,360	—	3,005	(270,962)	—
Other assets	—	—	370	2,376	—	2,746

Total assets	$266,602	$103,333	$10,835	$471,172	$(272,060)	$579,882

Current liabilities:
Accounts payable	$—	$19	$98	$341	$—	$458
Accrued expenses	—	249	460	5,298	(252)	5,755
Accrued compensation and related expenses	8	207	335	4,923	—	5,473
Accrued interest	—	—	—	5,008	—	5,008
Deferred revenue	—	—	1,318	—	—	1,318
Income taxes payable	—	11	6	(245)	228	—
Current maturities of long-term debt	—	—	—	15	—	15

Total current liabilities	8	486	2,217	15,340	(24)	18,027
Intercompany payables	16,467	7,095	15,493	1,360	(40,415)	—
Long-term debt	—	—	—	279,926	—	279,926
Fair value in excess of book value of debt hedged with interest rate swap	—	—	—	4,081	—	4,081
Deferred income taxes	(1,552)	(1,548)	(1,691)	40,136	(4,920)	30,425
Deferred revenue	—	—	—	3,436	—	3,436
Other liabilities	—	—	—	834	—	834
Stockholders’ equity	251,679	97,300	(5,184)	126,059	(226,701)	243,153

Total liabilities and stockholders’ equity	$266,602	$103,333	$10,835	$471,172	$(272,060)	$579,882

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

		Salem	Other	Salem		Salem
	Parent	Acquisition	Media	Holding	Adjustments	Consolidated

Net broadcasting revenue	$—	$9,036	$—	$130,698	$(1,522)	$138,212
Other media revenue	—	—	7,845	—	(1,143)	6,702

Total revenue	—	9,036	7,845	130,698	(2,665)	144,914
Operating expenses:
Broadcasting operating expenses	—	6,588	—	79,752	(950)	85,390
Other media operating expenses	—	—	8,403	(378)	(1,804)	6,221
Corporate expenses	—	—	—	12,836	—	12,836
Depreciation and amortization	—	352	441	8,583	—	9,376

Total operating expenses	—	6,940	8,844	100,793	(2,754)	113,823

Operating income (loss)	—	2,096	(999)	29,905	89	31,091
Other income (expense):
Interest income	3,730	26	24	6,304	(9,935)	149
Interest expense	(5,166)	(3,726)	(1,022)	(15,539)	9,935	(15,518)
Loss on early retirement of debt	—	—	—	(6,588)	—	(6,588)
Loss on sale of assets	—	(269)	(246)	(2,391)	—	(2,906)
Other expense, net	—	—	—	(404)	—	(404)

Income (loss) before income taxes and discontinued operations	(1,436)	(1,873)	(2,243)	11,287	89	5,824
Provision (benefit) for income taxes	(528)	(618)	(753)	3,992	—	2,093

Income (loss) before discontinued operations	(908)	(1,255)	(1,490)	7,295	89	3,731
Discontinued operations, net of taxes	—	—	—	(91)	—	(91)

Net income (loss)	$(908)	$(1,255)	$(1,490)	$7,204	$89	$3,640

NOTE 18. SUBSEQUENT EVENTS

      On September 7, 2004, the company entered into an agreement to acquire selected assets of radio station WKAT-AM, Miami, Florida from Classical 1360, LLC, for $10.0 million.

      On October 22, 2004, the company sold its remaining interest of $10.0 million of its original $24.0 million interest rate swap. As a result of this transaction, the company paid and capitalized $0.1 million in buyout premium which will be amortized into interest expense over the remaining life of its 9% Notes.

      On October 22, 2004, the company entered into an agreement to acquire selected assets of radio station KGBI-FM in Omaha, Nebraska from Grace University for $10 million.

      On November 2, 2004, the company acquired selected assets of radio station KIIS-AM in Thousand Oaks, California for approximately $0.8 million.

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

      We believe that we are the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family themes. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own and/or operate a national portfolio of 103 radio stations in 37 markets, including 67 stations in 24 of the top 25 markets, which consists of 33 FM stations and 70 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 U.S. markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of owned or operated stations in the top 25 markets. Management believes that we are the fourteenth largest U.S. radio broadcaster measured by net broadcasting revenue for the year ended December 31, 2003.

      We also own Salem Radio Network®, which is a developer, producer and syndicator of Christian and family issues oriented talk, news and music programming with approximately 1,900 affiliated radio stations. In addition, we own complementary Internet and publishing businesses which target our radio audiences.

      We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed or furnished to the SEC.

      Our business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family issues. We primarily program our stations with our Christian teaching and talk format, which is talk programming with Christian and family themes. We also feature News/Talk and contemporary Christian music formats. Salem Radio Network® supports our strategy by allowing us to reach listeners in markets where we do not own or operate radio stations.

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

      In the broadcasting industry, radio stations sometimes utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging) in lieu of cash. Unlike the industry as a whole, and in order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2003, we sold 94% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2004	% Change	2003	2004	% Change

	(Dollars in thousands)			(Dollars in thousands)

Gross broadcasting revenue	$46,542	$51,543	10.7%	$135,977	$150,794	10.9%
Less agency commissions	3,967	4,288	8.1%	11,268	12,582	11.7%

Net broadcasting revenue	42,575	47,255	11.0%	124,709	138,212	10.8%
Other media revenue	1,887	2,404	27.4%	6,042	6,702	10.9%

Total revenue	44,462	49,659	11.7%	130,751	144,914	10.8%
Operating expenses:
Broadcasting operating expenses	27,183	28,971	6.6%	81,026	85,390	5.4%
Costs of denied tower site and license upgrade	—	—	N/A	2,202	—	(100.0)%
Other media operating expenses	1,964	2,029	3.3%	5,940	6,221	4.7%
Corporate expenses	3,992	4,285	7.3%	12,063	12,836	6.4%
Cost of terminated offering	651	—	(100.0)%	651	—	(100.0)%
Depreciation & amortization	3,084	3,150	2.1%	9,179	9,376	2.1%

Operating expenses	36,874	38,435	4.2%	111,061	113,823	2.5%

Operating income	7,588	11,224	47.9%	19,690	31,091	57.9%
Other income (expense):
Interest income	24	27	12.5%	195	149	(23.6)%
Interest expense	(5,470)	(4,482)	(18.1)%	(17,706)	(15,518)	(12.4)%
Loss on early redemption of long-term debt	—	—	N/A	(6,440)	(6,588)	2.3%
Gain (loss) on disposal of assets	263	(3,087)	(1,273.8)%	263	(2,906)	(1,204.9)%
Other expense, net	(129)	(167)	29.5%	(290)	(404)	39.3%

Income (loss) before income taxes and discontinued operations	2,276	3,515	54.4%	(4,288)	5,824	(235.8)%
Provision (benefit) for income taxes	820	1,199	46.2%	(1,498)	2,093	(239.7)%

Income (loss) before discontinued operations	1,456	2,316	59.1%	(2,790)	3,731	(233.7)%
Discontinued operations, net of tax	—	244	N/A	—	(91)	N/A

Net income (loss)	$1,456	$2,560	75.8%	$(2,790)	$3,640	(230.5)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net broadcasting revenue	96%	95%	95%	95%
Other media revenue	4%	5%	5%	5%

Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	61%	58%	62%	59%
Cost of denied tower site and license upgrade	—	—	2%	—
Other media operating expenses	4%	4%	5%	4%
Corporate expenses	9%	9%	9%	9%
Cost of terminated offering	1%	—	—	—
Depreciation & amortization	7%	7%	7%	7%

Operating expenses	83%	77%	85%	79%

Operating income	17%	23%	15%	21%
Other expense:
Interest income	—	—	—	—
Interest expense	(12)%	(9)%	(14)%	(11)%
Loss on early redemption of long-term debt	—	—	(5)%	(5)%
Gain (loss) on disposal of assets	1%	(6)%	—	(2)%
Other expense, net	—	—	—	—

Income (loss) before income taxes and discontinued operations	5%	7%	(3)%	4%
Provision (benefit) for income taxes	2%	2%	(1)%	1%

Income (loss) before discontinued operations	3%	5%	(2)%	3%
Discontinued operations, net of tax	—	—	—	—
Net income (loss)	3%	5%	(2)%	3%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $4.7 million or 11.0% to $47.3 million for the quarter ended September 30, 2004 from $42.6 million for the same quarter of the prior year. On a same station basis, net broadcasting revenue improved $4.4 million or 10.6% to $45.1 million for the quarter ended September 30, 2004 from $40.7 million for the same quarter of the prior year. The growth is primarily attributable to an increase in net broadcasting revenue from our music stations acquired since the middle of 2000, the development of our News/Talk platform and increases in national spot revenue and network revenue. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 54.5% for the quarter ended September 30, 2004 from 53.2% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 32.6% for the quarter ended September 30, 2004 from 35.1% for the same quarter of the prior year. This change in our revenue mix is primarily due to the growth of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.5 million or 27.4% to $2.4 million for the quarter ended September 30, 2004 from $1.9 million for the same amount of the prior year. The increases are due primarily to a growth in Internet display advertising, print pages and custom print sold.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $1.8 million or 6.6% to $29.0 million for the quarter ended September 30, 2004 from $27.2 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $1.0 million or 3.8% to $26.9 million for the quarter ended September 30, 2004 from $25.9 million for the same quarter of the prior year. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period and increased promotional expenses related to the rollout of our News/Talk format, partially offset by reduced bad debt expense.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses for the quarters ended September 30, 2004 and 2003 remained consistent at $2.0 million.

      CORPORATE EXPENSES.       Corporate expenses increased $0.3 million or 7.3% to $4.3 million in the quarter ended September 30, 2004 from $4.0 million in the same quarter of the prior year, primarily due to increases in salaries and an increase in accrued executive bonuses.

      COST OF TERMINATED OFFERING.       During the third quarter of 2003, Salem incurred a one-time charge of $0.7 million to write-off costs associated with a contemplated debt offering that was terminated during the quarter ended September 30, 2003. This charge is found in Salem's Statement of Operations as “Cost of Terminated Offering.”

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.1 million or 2.1% to $3.2 million for the quarter ended September 30, 2004 from $3.1 million for the same quarter in the prior year. The increase is due principally to depreciation associated with the acquisition of radio stations during 2003 and 2004.

      OTHER INCOME (EXPENSE).       Interest income of approximately $27,000 and $24,000 for the quarters ended September 30, 2004 and 2003, respectively, is primarily from interest earned on cash balances. Interest expense decreased $1.0 million or 18.1% to $4.5 million for the quarter ended September 30, 2004 from $5.5 million for the same quarter of the prior year. The decrease is primarily due to the redemption during the second quarter of 2004 of an aggregate amount of $55.6 million of our 9.0% Notes. Loss on disposal of assets of $3.1 million for the quarter ended September 30, 2004 is primarily due to the write-off of various fixed assets and equipment as a result of the ongoing physical inventory audit of our property, plant and equipment. Gain on sale of assets of $0.3 million for the quarter ended September 30, 2003 is due to the recovery of bad debt related to a note acquired in the sale of certain property, plant and equipment and intangible assets, in addition to the disposition of certain other property, plant and equipment and intangible assets. Other expense, net, was $0.2 million and $0.1 million, respectively, for the quarters ended September 30, 2004 and 2003, and was related primarily to bank commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.       Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 34.1% for the quarter ended September 30, 2004 and 36.0% for the same quarter of the prior year. For the quarters ended September 30, 2004 and 2003 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      DISCONTINUED OPERATIONS, NET OF TAX.       Income from discontinued operations was approximately $0.2 million net of income taxes for the quarter ended September 30, 2004. This amount relates to a decrease in a contingent liability, which was recently resolved, arising from the sale of WYGY-FM, Cincinnati, Ohio, which was sold on September 30, 2002 for $45.0 million.

      NET INCOME.       We recognized net income of $2.6 million for the quarter ended September 30, 2004 as compared to net income of $1.5 million for the same quarter of the prior year. The variance is due primarily to an increase in operating income of $3.7 million, a decrease in interest expense of $1.0 million and a $3.1 million loss on disposal of assets for the quarter ended September 30, 2004 as compared to a gain on disposal of assets of $0.3 million for the same quarter of the prior year.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $13.5 million or 10.8% to $138.2 million for the nine months ended September 30, 2004 from $124.7 million for the same period of the prior year. On a same station basis, net broadcasting revenue improved $12.2 million or 10.0% to $134.3 million for the nine months ended September 30, 2004 from $122.1 million for the same period of the prior year. The growth is primarily attributable to an increase in net broadcasting revenue from our music stations acquired since the middle of 2000 and the development of our News/Talk platform and increases in national spot revenue and network revenue. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 53.5% for the nine months ended September 30, 2004 from 51.8% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 33.4% for the nine months ended September 30, 2004 from 35.9% for the same period of the prior year. This change in our revenue mix is primarily due to the growth of our contemporary Christian music format as well as our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.7 million, or 10.9% to $6.7 million for the nine months ended September 30, 2004 from $6.0 million for the same period of the prior year due to increases in Internet display advertising, print pages and custom print sold.

      BROADCASTING OPERATING EXPENSES.        Broadcasting operating expenses increased $4.4 million or 5.4% to $85.4 million for the nine months ended September 30, 2004 from $81.0 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $1.8 million or 2.3% to $81.3 million for the nine months ended September 30, 2004 from $79.5 million for the same period of the prior year. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period. Additionally, we have incurred expenses related to the launch of stations acquired in 2003.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.3 million or 4.7% to $6.2 million for the nine months ended September 30, 2004 from $5.9 million for the same period in the prior year. The increase is attributable primarily to costs associated with the early termination of a lease of one of our Salem Web Network™ offices and increased circulation costs due to additional production at Salem Publishing™.

      CORPORATE EXPENSES.       Corporate expenses increased $0.7 million or 6.4% to $12.8 million in the nine months ended September 30, 2004 from $12.1 million in the same period of the prior year, primarily due to increases in salaries and an increase in accrued executive bonuses.

      COST OF TERMINATED OFFERING.       During the third quarter of 2003, Salem incurred a one-time charge of $0.7 million to write-off costs associated with a contemplated debt offering that was terminated during the quarter ended September 30, 2003. This charge is found in Salem's Statement of Operations as “Cost of Terminated Offering.”

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.2 million or 2.1% to $9.4 million for the nine months ended September 30, 2004 from $9.2 million for the same period of the prior year. The increase is due principally to the depreciation associated with the acquisitions of radio stations during 2003.

      OTHER INCOME (EXPENSE).       Interest income of approximately $0.1 million for the nine months ended September 30, 2004 is primarily from interest earned on cash balances. Interest income of $0.2 million for the nine months ended September 30, 2003 is primarily from interest earned on the cash which was held in a trust account that was used to redeem all of our 9½% Notes and from interest earned on excess cash. Interest expense decreased $2.2 million or 12.4% to $15.5 million for the nine months ended September 30, 2004 from $17.7 million for the same period of the prior year. The decrease is primarily due to savings of approximately $1.3 million due to the Redemption, as well as savings as a result of the refinancing of our 9½% Notes. Additionally, as part of the refinancing of our 9½% Notes, both the 9½% Notes and the 7¾% Notes were outstanding until January 22, 2003, resulting in an additional $0.6 million of interest expense in the prior year. Loss on disposal of assets of $2.9 million for the nine months ended September 30, 2004 is primarily due to the write-off of various fixed assets and equipment as a result of our physical inventory audit of our property, plant and equipment and a loss of $0.2 million from the disposition of certain studio and production equipment to a company owned by our Chairman and CEO in connection with the early termination of a lease, partially offset by a gain on sale of assets of $0.4 million due to a brokerage fee earned from the sale of WGST-FM, Atlanta, Georgia. Gain on sale of assets of $0.2 million for the nine months ended September 30, 2003 is primarily due to is due to the recovery of bad debt related to a note acquired in the sale of certain property, plant and equipment and intangible assets, in addition to the disposition of certain other property, plant and equipment and intangible assets. Loss on early retirement of debt of $6.6 million during the nine months ended September 30, 2004 relates to the premium paid on and the write-off of unamortized bond issue costs associated with the Redemption. Loss on early redemption of long-term debt of $6.4 million for the nine months ended September 30, 2003 is the result of our early redemption of our 9½% Notes on January 22, 2003, whereby we paid a $4.8 million premium to redeem the 9½% Notes and wrote-off approximately $1.7 million of unamortized bond issuance costs related to the 9½% Notes. Other expense, net was $0.4 and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively, and was related primarily to bank commitment fees associated with our credit facilities.

      PROVISION (BENEFIT) FOR INCOME TAXES.       Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 35.9% for the nine months ended September 30, 2004 as compared to a benefit of 34.9% for the same period of the prior year. The increase was primarily due to the increase in reserves against old net operating loss carryforwards that are about to expire within the short-term and net operating loss carryforwards in North Carolina where we no longer have operations due to the relocation of OnePlace.com, one of our Salem Web Network™ businesses. For the nine months ended September 30, 2004 and 2003 the effective tax rates differ from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.       Loss from discontinued operations was approximately $0.1 million net of income taxes for the nine months ended September 30, 2004. This amount relates to an increase in a liability, which has been recently resolved, arising from the sale of WYGY-FM, Cincinnati, Ohio, which was sold on September 30, 2002 for $45.0 million.

      NET INCOME (LOSS).       We recognized net income of $3.6 million for the nine months ended September 30, 2004 as compared to net a loss of $2.8 million for the same period of the prior year. The variance is primarily due to an increase in operating income of $11.5 million and a reduction in interest expense of $2.2 million, partially offset by an increase in provision for income taxes of $3.6 million and a loss on disposal of assets of $2.9 million compared to a gain of $0.3 million.

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

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

      STATION OPERATING INCOME.       Station operating income increased $2.9 million or 18.8% to $18.3 million for the quarter ended September 30, 2004 from $15.4 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 38.7% for the quarter ended September 30, 2004 from 36.2% for the same quarter of the prior year. The percentage increase is primarily attributable to the growth of radio stations acquired during 2002 and 2003 that previously operated with formats other than their current format and the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $3.4 million or 22.6% to $18.2 million for the quarter ended September 30, 2004 from $14.8 million for the same quarter of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 40.4% for the quarter ended September 30, 2004 from 36.4% for the same quarter of the prior year.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

      STATION OPERATING INCOME.       Station operating income increased $9.1 million or 20.9% to $52.8 million for the nine months ended September 30, 2004 from $43.7 million for the same period of the prior year. As a percentage of net broadcasting revenue, station operating income increased to 38.2% for the nine months ended September 30, 2004 from 35.0% for the same period of the prior year. The percentage increase is primarily attributable to the growth of radio stations acquired during 2002 and 2003 that previously operated with formats other than their current format and the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first several years following acquisition or conversion. Station operating income margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, station operating income improved $10.4 million or 24.3% to $53.0 million for the nine months ended September 30, 2004 from $42.7 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station operating income increased to 39.5% for the nine months ended September 30, 2004 from 34.9% for the same period of the prior year.

      The following table provides a reconciliation of station operating income (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and nine months ended September 30, 2003 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2004	2003	2004

	(Dollars in thousands)

Station operating income	$15,392	$18,284	$43,683	$52,822
Plus other media revenue	1,887	2,404	6,042	6,702
Less cost of denied tower site and license upgrade	—	—	(2,202)	—
Less other media operating expenses	(1,964)	(2,029)	(5,940)	(6,221)
Less depreciation and amortization	(3,084)	(3,150)	(9,179)	(9,376)
Less corporate expenses	(3,992)	(4,285)	(12,063)	(12,836)
Cost of terminated offering	(651)	—	(651)	—

Operating income	$7,588	$11,224	$19,690	$31,091

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

Accounting for acquisitions and upgrades of radio station and network assets

      Most of our radio station acquisitions have been acquisitions of selected assets and not of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is generally our policy to retain third-party appraisers to value radio stations, networks or other media properties under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or other media properties at the close of the transaction.

      From time to time we undertake projects to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs up to the point where the project is complete, at which point we transfer the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the event the required approval is considered not probable, we write-off the capitalized costs of the project. As of September 30, 2004, there was one significant upgrade project with an aggregate amount of $0.7 million which is included in other assets, in addition to several other projects aggregating an insignificant amount.

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

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of September 30, 2004, based on our application of the impairment rules, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgments by our management. If conditions in the markets in which that our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $2.6 million as of September 30, 2004, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine the realizability of the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

      Our classification of our borrowings under our credit facility as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facility and after considering our projected operating results and cash flows for the coming year, no principal payments will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facility or it may become necessary to seek an amendment to our credit facility. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facility or a further amendment of our credit facility becoming necessary.

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

      Cash. Cash and cash equivalents was $5.9 million at September 30, 2004 and $5.6 million at December 31, 2003. Working capital was $26.3 million at September 30, 2004. During the nine months ended September 30, 2004, we made net borrowings of $5.5 million under our credit facility and used $25.6 million to acquire selected assets of five radio stations and one Internet business.

      Net cash provided by operating activities increased to $27.5 million for the nine months ended September 30, 2004 compared to $15.6 million in the same period of the prior year, primarily due to an increase in operating income, a $2.2 million write-off during the nine months ended September 30, 2003 of costs related to a denied tower site and license upgrade, a $0.7 million write-off of costs of a terminated offering, lower interest expense and improved accounts receivable collections, partially offset by a decrease in accounts payable and accrued expenses.

      Net cash used in investing activities was $38.6 million for the nine months ended September 30, 2004 compared to $16.6 million for the same period of the prior year. The increase is due primarily to $25.7 million cash used to purchase selected assets of five radio stations and an Internet business in the nine months ended September 30, 2004 as well as an increase in capital expenditures of $7.2 million, partially offset by a decrease in deposits on radio stations of $1.2 million for the nine months ended September 30, 2004 as compared to the same nine month period of 2003.

      Net cash provided by financing activities was $11.4 million for the nine months ended September 30, 2004 compared to net cash used of $19.8 million for the same period of the prior year. The difference is primarily due to proceeds from our follow-on equity offering of $65.7 million in May 2004 and net borrowings under our credit facility of $5.5 million during the nine months ended September 30, 2004 compared to net repayment of $18.1 million under our credit facility during nine months ended September 30, 2003. Additionally, we redeemed $55.6 million of our 9% Notes in May and June 2004 and paid a premium of $5.0 million associated with the Redemption.

      We have announced that we are currently in the process of acquiring selected assets of the following radio stations: (i) WRMR-AM, Cleveland, Ohio for $10.0 million,(ii) KAST-FM, Astoria, Oregon for $8.0 million, (iii) KGBI-FM, Omaha, Nebraska for $10.0 million and (iv) WKAT-AM, Miami, Florida for $10.0 million. Although we have not yet determined how we will be financing these acquisitions, we anticipate that we will use borrowings under our credit facility or cash on hand.

      Credit Facilities. Our wholly-owned subsidiary, Salem Holding, is the borrower under our credit facilities the credit facilities were amended and restated as of September 25, 2003 and include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”) as well as a $75.0 million term loan facility (“term loan facility”). The description of the credit facilities as set forth below reflects the terms of the amendment and restatement. As of September 30, 2004, the borrowing capacity and aggregate commitments under the credit facility was $75.0 million under each of the revolving credit facility and the term loan facility. The amount we can borrow, however, is subject to certain restrictions as described below. At September 30, 2004, $75.0 million was outstanding under the term loan facility and $10.5 million was outstanding under the revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan facility steps down 0.5% each December 31 and June 30, commencing December 31, 2004. The term loan facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

      Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. For the term loan facility, the prime rate spread ranges from 0.50% to 1.00%, and the LIBOR spread ranges from 1.75% to 2.25%. In each case, the spread is based on the total leverage ratio on the date of determination. At September 30, 2004, the blended interest rate on amounts outstanding under the credit facility was 3.38%. If an event of default occurs, the rate may increase by 2.0%.

      The maximum amount that Salem Holding may borrow under our credit facilities is also limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired non-religious formatted radio stations that we reformat to a Christian talk, news talk or Christian music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facility was 7.25 to 1 as of September 30, 2004. Beginning December 31, 2004, the maximum ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under the credit facilities at September 30, 2004, on a pro forma basis, was 4.62 to 1, resulting in a borrowing availability of approximately $64.4 million.

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

      As of September 30, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the terms of the credit facility.

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

      As of September 30, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the indenture for the 9% Notes.

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

      As of September 30, 2004, and currently, management believes we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31,	September 30,

	2003	2004

	(Dollars in thousands)

Revolving line of credit under credit facility	$5,000	$10,500
Term loan under credit facility	75,000	75,000
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011	150,000	94,370
Fair value in excess of book value of debt hedged with interest rate swap	6,045	4,081
Capital leases and other loans	61	72

	336,106	284,023
Less current portion	(15)	(15)

	$336,091	$284,008

Off-balance sheet arrangements

      At September 30, 2004 and 2003, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the company is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

      At September 30, 2004, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement relates to our $94.4 million 9% Notes. This agreement expires in 2011 when the 9% Notes mature, and effectively swaps the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $4.3 million at September 30, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge is effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2004 was reduced by $2.2 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 4.31% for the six months ended June 30, 2004 and is 5.03% for the six month period ending December 31, 2004.

      We had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also relates to our 9% Notes. This agreement was to expire in 2011 when the 9% Notes mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium which will be amortized into interest expense over the remaining life of the 9% Notes. The estimated negative fair value of this swap agreement with a remaining notional principal amount of $10.0 million and the excess of book value over the change in fair value of the debt hedged by the swap, based on current market rates, were each $(0.2) million at September 30, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term liabilities, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt and includes the $0.3 million cost of the buyout of $14.0 million of the swap, which is amortized into interest expense. We recognized approximately $5,000 in interest expense related to the amortization of capitalized buyout premium for the three months ended September 30, 2004. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument is designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the nine months ended September 30, 2004 was reduced by $0.4 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 6.08% for the six months ended June 30, 2004 and is 6.80% for the six month period ending December 31, 2004. On October 22, 2004, we sold our remaining $10.0 million interest in this swap.

MARKET RISK

      In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facility are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of September 30, 2004, we had borrowed $85.5 million under the credit facilities. As of September 30, 2004, we could borrow up to an additional $64.4 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. As of September 30, 2004, the blended interest rate on amounts outstanding under the credit facility was 3.38%. As of September 30, 2004, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $0.9 million on an annualized basis.

      In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.4 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of September 30, 2004, with an aggregate fair value of $208.8 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on our debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the 9% Notes and 7¾% Notes to approximately $198.8 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the 9% Notes and 7¾% Notes to approximately $219.5 million.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the company’s periodic filings with the SEC.

      There was no significant change in the company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

      None.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS

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
November 9, 2004
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)
November 9, 2004
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

Dated: November 9, 2004

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

Dated: November 9, 2004

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

  the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2004
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

  the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2004
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