Form 10-Q/A
period 2004-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2005-02-08
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

      This Amendment No. 1 to our Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 that was originally filed on November 9, 2004 in order to disclose a material change in controls over fixed assets as discussed in Part I, Item 4. This correction has no impact on the Company's historical financial condition, results of operations or cash flows. This Form 10-Q/A does not cover any events subsequent to November 9, 2004, the original filing date.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. During the quarter ended September 30, 2004, the company identified a material weakness involving the tracking of its fixed assets. The company conducted a comprehensive physical inventory of its property, plant and equipment and determined a $3.1 million write-off was necessary (as discussed in Note 11 to the company’s condensed consolidated financial statements for the quarter ended September 30, 2004). As a result of this evaluation, the company instituted a policy of conducting annual physical inventories of fixed assets and enhanced its internal controls over the accurate and timely recording of fixed asset transfers and dispositions in addition to other policies to improve its controls over fixed assets. As a result of the company’s actions, the company believes the control weakness was remediated as of September 30, 2004.

      Based on the company’s evaluation and change in policies instituted during the quarter ended September 30, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective. With the exception of the change in internal controls over fixed assets described above, there were no other changes in the company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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
February 8, 2005
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)
February 8, 2005
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

Dated: February 8, 2005

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

Dated: February 8, 2005

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

Dated: February 8, 2005
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

Dated: February 8, 2005
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