Form 10-K
period 2004-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2005-03-16
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [   ]

      The aggregate market value of the Registrant’s Class A common stock held by non-affiliates of the Registrant was $171,512,143 computed by reference to the closing sales price of the Registrant’s Class A common stock as reported on the NASDAQ National Market System as of June 30, 2004. All of the Registrant’s Class B common stock is held by affiliates.

      As of March 11, 2005, there were 20,409,992 shares of the Registrant’s Class A common stock and 5,553,696 shares of Registrant’s Class B common stock outstanding.

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

      All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2004 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company. According to the Radio Market Survey, the population estimates used were based upon 2000 U.S. Bureau Census estimates updated and projected to January 1, 2004 by Claritas, Inc.

PART I

ITEM 1.      BUSINESS.

GENERAL

      We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family theme radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 105 radio stations in 40 markets, including 68 stations in 24 of the top 25 markets, which consists of 33 FM stations and 72 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

       We also own Salem Radio Network® (“SRN”), which is a developer, producer and syndicator of Christian and family themed talk, news and music programming (but not of general broadcast programming), with approximately 1,900 affiliated radio stations. In addition, we own complementary Internet and publishing businesses which target our radio audiences.

      Our business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family themes. We program 44 of our stations with our Christian Teaching & Talk format, which is talk programming with Christian and family themes. We also program 31 News Talk and 15 contemporary Christian music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

      Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for more than 30 years.

GROWTH AND OPERATING STRATEGIES

      Continue to Focus on and Serve Targeted Audiences. A key attribute of our success is our consistent focus on reaching the audiences interested in Christian and family themes. We have demonstrated a long-term commitment to these audiences by operating radio stations with formats directed to our listeners’ specific needs and interests. This consistent emphasis and commitment builds loyalty and trust from our listening audiences, block programming purchasers and advertisers.

      Emphasize Compelling Content. As more listening, reading and viewing options become available, compelling content is a key to expanding our listening audiences and increasing audience response to our advertisers.

      Christian Teaching & Talk. Christian Teaching & Talk is our foundational format. This format serves as both a learning resource and personal support for listeners nationwide. We continually look for new block programming producers for this format. In addition, we believe that the listening audiences for our radio stations programmed in this format are responsive to affinity advertisers that promote products targeted to audiences interested in Christian and family issues and are receptive to direct response appeals such as those offered through infomercials. These audiences provide the financial support for producers of block programming that is purchased on these radio stations. All of our stations utilizing this format have affinity advertising customers in their respective markets. Local church groups and many community organizations such as rescue missions and family crisis support services can often effectively reach their natural constituencies by advertising on religious format stations. Advertising is also purchased by local and national affiliated religious bookstores, publishers specializing in inspirational and religious literature and other businesses that wish to reach audiences interested in religious and family issues, and general market advertisers.

        The Fish®Contemporary Christian Music. Through our contemporary Christian music format, branded as The Fish®, we are able to bring our listeners the words of inspirational recording artists with upbeat contemporary music. Salem uses the trademarked tag-line “Safe for the Whole Family™” for these music stations to highlight for our listeners the fact that Salem provides stations with sounds that everyone enjoys and lyrics that parents can appreciate. Our stations utilizing this format generate spot advertising revenue from religious and general market advertisers.

        News Talk. Our News Talk stations specifically target the listener who supports conservative views and family values and is complementary with our Christian Teaching & Talk format. This format also provides us with an opportunity to use syndicated talk programming of SRN. Our stations utilizing this format generate spot advertising revenue primarily from general market advertisers.

      Each of our primary formats enhances our strategy of delivering compelling programming content and enables us to broaden our appeal to our target audiences. Our national radio network will continue to look for new block programming, compete aggressively for talk show talent, expand and refine our music networks, and develop compelling news and public affairs features.

      Build Awareness. We seek to build local awareness for each of our radio stations in order to retain and increase our listening audiences, expand our base of advertisers and provide increased audience response to our block programming clients. We emphasize the development of a radio station’s identity to allow each radio station to better compete by developing local on-air personalities, improving production quality and technical facilities, and increasing promotional activities. Due to our programming strategy, we must almost always reformat each acquired station, which means we must market and promote the new format to develop listenership and cultivate a customer base to increase revenues. It can take five to six years of development for an acquired radio station to reach maturity.

      Consider Strategic Diversification. In addition to our national network of terrestrial radio stations, Salem currently provides programming to three channels on XM Satellite Radio. We will continue to consider additional diversification into other forms of media that complement our primary radio formats. This strategy will allow us to build upon our expertise in serving the audiences interested in Christian and family themes programming and content.

      Build Radio Station Clusters. By operating clusters of stations within the same market, we are able to broaden our appeal to our target audiences by broadcasting a range of formats, offer customers multiple programming options to advertise their products, and achieve cost savings by integrating our operations.

      Pursue Strategic Radio Acquisitions in Large Metropolitan Markets. We continue to pursue acquisitions of radio stations in both new and existing markets, particularly in large metropolitan areas. Upon the completion of all announced transactions, we will own stations in 32 of the top 50 markets. Through our acquisition strategy, we reach a greater number and broader range of listeners. This enables us to increase audience response for block programming clients and expand our advertising revenue base.

      Utilize Market Research, Targeted Programming and Marketing. We use market research to tailor the programming, marketing and promotion of our music and News Talk stations to maximize audience share for these markets. This research helps us identify underserved markets and underserved or unserved segments of the audiences interested in Christian and family themes in both current and new markets. It also enables us to provide programming that more directly addresses the preferences of our listening audiences in markets where research is conducted. We also desire to reinforce our primary formats by creating a distinct and marketable identity for each of our radio stations. To achieve this objective, we employ and promote distinct, high-profile on-air personalities at many of our stations, many of whom have strong ties to the Christian and family themes community.

      Pursue Excellence in Operations. We focus on hiring highly motivated and talented individuals in each area of our company who will assist us in successfully implementing our growth and operating strategies. Each of the radio markets in which we own stations has a general manager who is responsible for day-to-day operations, local spot advertising sales and, where applicable, local program sales for all of our stations in the market. To enhance the quality of our management in these areas, we pay our general managers and our operations vice presidents a base salary plus a percentage of the respective station’s or cluster of stations’ operating income. By adding a performance goal element to management compensation, we believe we are creating an incentive for management to focus upon both sales growth and expense control. We pay our sales staff on a commission basis.

      We have decentralized the management of our operations. Our operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. Our operations vice presidents are experienced radio broadcasters with expertise in sales, programming, marketing and production. We anticipate continuing to rely on this strategy of decentralization and encourage operations vice presidents to apply innovative techniques to the operations they oversee which, if successful, can be implemented at our other stations.

      Our corporate headquarters personnel oversee the placement and rate negotiation for all national block programs. Centralized oversight of this component of our revenue is necessary because our key block program customers purchase time in many of our markets. Corporate headquarters personnel also are responsible for centralized accounting and finance functions, human resources, engineering, real estate and other support functions designed to provide resources to local management.

CORPORATE INFORMATION

      We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed or furnished to the Securities and Exchange Commission (“SEC”).

      Salem Communications Corporation was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Salem Communications Holding Corporation (“Salem Holding”) was formed as a wholly-owned subsidiary of Salem Communications Corporation in May 2000. In May 2000, Salem Communications Corporation formed an additional wholly-owned subsidiary, Salem Communications Acquisition Corporation (“AcquisitionCo”), which has since acquired nine radio stations through its wholly-owned subsidiary SCA License Corporation. In August 2000, Salem Communications Corporation assigned substantially all of its assets and liabilities (other than stock of Salem Holding and AcquisitionCo) to Salem Holding.

      In June 2001, Salem Holding effected a dividend to Salem Communications Corporation of Salem Holding’s publishing and Internet businesses. This transaction was effected as a dividend of the capital stock and membership interests, respectively, of Salem Holding’s wholly-owned subsidiaries CCM Communications, Inc. (“CCM”) and OnePlace, LLC (“OnePlace”). As a result, CCM and OnePlace became direct subsidiaries of Salem Communications Corporation. Subsequently, the membership interests of OnePlace were contributed to SCA License Corporation, and OnePlace became an indirect subsidiary of Salem. Salem Communications Corporation and all of its subsidiaries (other than Salem Holding) are guarantors of the borrowings under Salem Holding’s credit facility and Salem Holding’s $94.4 million 9% senior subordinated notes due 2011 (“9% Notes”) and $100.0 million 7¾% senior subordinated notes due 2010 (“7¾% Notes”).

DEVELOPMENT OF THE BUSINESS

      In 2004, we completed the purchase of selected assets of the following radio stations:

			MSA	Purchase
Date	Market	Station	Rank (1)	Price

				(Dollars in thousands)
May 28, 2004	Honolulu, HI	KJPN-AM	61	$500
June 28, 2004	Atlanta, GA	WAFS-AM (now WGKA-AM)	11	16,545
August 13, 2004	Honolulu, HI	KPOI-FM (now KHNR-FM)	61	1,850
August 13, 2004	Honolulu, HI	KHUI-FM	61	1,850
September 30, 2004	Detroit, MI	WQBH-AM (now WDTK-AM)	10	4,750
November 2, 2004	Oxnard-Ventura, CA	KIIS-AM	119	800

				$26,295

      (1) “MSA” means metropolitan statistical area per the Fall 2004 Radio Market Survey Schedule and Population Rankings published by the Arbitron Company, excluding The Commonwealth of Puerto Rico.

      On July 30, 2004, we acquired selected assets of the Internet portal Christianjobs.com for $0.4 million.

RADIO STATIONS

      Upon the close of all announced transactions, the company will own and/or operate a national portfolio of 105 radio stations in 40 markets, including 33 FM stations and 72 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

New York, NY	1, 17 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WWDJ-AM	1994	Christian Teaching and Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 32 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KNTS-AM	2001	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM (5)	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KHCK-AM	2005	Southern Gospel
Philadelphia, PA	6	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Houston-Galveston, TX	7	KNTH-AM	1995	News Talk
		KTEK-AM	1998	Christian Teaching and Talk
		KKHT-FM	2005	Christian Teaching and Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WABS-AM	2000	Christian Teaching and Talk
Boston, MA	9	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WTTT-AM	2003	News Talk
Detroit, MI	10	WDTK-AM (formerly WQBH-AM)	2004	News Talk
Atlanta, GA	11	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM (formerly WGKA-AM)	2000	Southern Gospel
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM (formerly WAFS-AM)	2004	News Talk
Miami, FL	12	WKAT-AM	2004	News Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM	1994	Christian Teaching and Talk
		KTFH-AM (6)	1997	Ethnic Brokered Programming
		KKMO-AM	1998	Spanish
		KKOL-AM	1999	News Talk
		KIKN-AM	2002	News Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	News Talk
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Baltimore, MD	19	WITH-AM	1997	News Talk

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Tampa, FL	20	WTWD-AM (7)	2000	Christian Teaching and Talk
		WTBN-AM (7)	2001	Christian Teaching and Talk
		WYGL-AM	2005	News Talk
Denver-Boulder, CO	21	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (8)	1999	News Talk
Pittsburgh, PA	22	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Portland, OR	23	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KAST-FM (8)	2005	Soft Adult/Contemporary
Cleveland, OH	24	WCCD-AM	1997	Christian Teaching and Talk
		WHK-AM	2000	Christian Teaching and Talk
		WKNR-AM	2000	Sports/Talk
		WFHM-FM	2001	Contemporary Christian Music
		WRMR-AM	2005	News Talk
Sacramento, CA	25	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KKFS-FM	2002	Contemporary Christian Music
		KCEE-FM	2003	News Talk
		KOSL-FM	2005	Contemporary Christian Music
Cincinnati, OH	26	WTSJ-AM	1997	Christian Teaching and Talk
		WBOB-AM	2000	News Talk
Riverside-San Bernardino, CA	27	KTIE-AM	2001	News Talk
San Antonio, TX	29	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Milwaukee-Racine, WI	31	WRRD-AM	2001	Christian Teaching and Talk
		WFZH-FM	2001	Contemporary Christian Music
Columbus, OH	34	WRFD-AM	1987	Christian Teaching and Talk
Nashville, TN	43	WBOZ-FM (9)	2000	Southern Gospel
		WVRY-FM (9)	2000	Southern Gospel
		WFFH-FM (10)	2002	Contemporary Christian Music
		WFFI-FM (10)	2002	Contemporary Christian Music
Jacksonville, FL	48	WBGB-FM	2003	Contemporary Christian Music
		WZNZ-AM	2003	Sports/Talk
		WZAZ-AM	2003	Southern Gospel
		WJGR-AM	2003	News Talk

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Louisville, KY	54	WFIA-FM	1999	Christian Teaching and Talk
		WRVI-FM	1999	Contemporary Christian Music
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Richmond, VA	55	WBTK-AM	2001	Christian Teaching and Talk
Honolulu, HI	61	KAIM-AM	2000	Country
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Christian Teaching and Talk
		KHCM-AM	2004	Country Music
		KHNR-FM	2004	News Talk
		KHUI-FM	2004	Traditional Hawaiian Music
		KGMZ-FM	2005	Adult Nostalgia
Omaha, NE	72	KBGI-FM	2005	Contemporary Christian Music
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	75	WLSS-AM	2005	News Talk
Colorado Springs, CO	96	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Youngstown-Warren, OH	118	WHKW-AM	2001	Christian Teaching and Talk
Oxnard-Ventura, CA	119	KDAR-FM	1974	Christian Teaching and Talk
Tyler-Longview, TX	147	KPXI-FM (4)	2000	Christian Teaching and Talk

      (1) Actual city of license may differ from metropolitan market served.

      (2) “MSA” means metropolitan statistical area per the Fall 2004 Radio Market Survey Schedule and Population Rankings published by the Arbitron Company, excluding the Commonwealth of Puerto Rico.

      (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

      (4) This market includes the San Jose, CA market which independently has a MSA rank of 32.

      (5) KPXI-FM is simulcast with KWRD-FM, Dallas-Fort Worth, TX.

      (6) KTFH-AM is an expanded band AM station. Under current Federal Communications Commission (“FCC”) rules, we will be required to surrender to the FCC the license for either KTFH-AM or KLFE-AM on July 14, 2009.

      (7) WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

      (8) The FCC has adopted an order in a rulemaking proceeding which, among other things, orders the relocation of radio station KAST-FM from Astoria, Oregon to the Portland, Oregon MSA. The station is currently operating from its preexisting Astoria transmitter site pending FCC authorization to construct the new Portland MSA transmitter site, and is programmed by New Northwest Broadcasters, LLC. pursuant to a local marketing agreement that can be terminated by Salem on thirty days notice.

      (9) KBJD-AM is an expanded band AM station. Under current FCC rules, we will be required to surrender to the FCC the license for either KBJD-AM or KRKS-AM on February 20, 2006.

      (10) WBOZ-FM is simulcast with WVRY-FM, Nashville, TN.

      (11) WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

      PROGRAM REVENUE. For the year ended December 31, 2004, we derived 20.0% and 12.5% of our gross revenue, or $41.0 million and $25.5 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We believe our management has been successful in assisting quality local programs expand into national syndication.

      ADVERTISING REVENUE. For the year ended December 31, 2004, we derived 45.6% of our gross revenue, or $93.2 million from the sale of local spot advertising and 8.3% of our gross revenue, or $17.1 million from the sale of national spot advertising.

SALEM RADIO NETWORK® AND SALEM RADIO REPRESENTATIVES

      In 1993, we established SRN. Establishment of SRN was a part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. SRN, which is headquartered in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family issues talk and music stations as well as general market News Talk stations. Currently, we have rights to several full-time satellite channels and all SRN product is delivered to affiliates via satellite.

      SRN has approximately 1,900 affiliate stations, including our owned and operated stations, that broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. The principal source of network revenue is from the sale of advertising time. Network operations also include commission revenue of Salem Radio Representatives from unaffiliated customers.

      We established Salem Radio Representatives in 1992 as a sales representation company specializing in placing national advertising on religious format radio stations. SRN and our radio stations each have exclusive relationships with Salem Radio Representatives for the sale of available SRN spot advertising. Salem Radio Representatives receives a commission on all SRN sales. Salem Radio Representatives also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.

      We recognize our advertising and commission revenue from the sale of advertising and from the placement of advertising on radio stations as the spots are aired. SRN’s gross revenue, including commission revenue for Salem Radio Representatives, for the year ended December 31, 2004 was $15.4 million.

OTHER MEDIA

      INTERNET. In 1999, we established an Internet business, OnePlace.com, in connection with our purchase of the assets of OnePlace, LLC, AudioCentral, GospelMedia Network (which was sold in 2000) and Involved Christian Radio Network. In October 2002, we acquired the assets of and re-launched Crosswalk.com, an Internet portal that offers Christian-based content including bible studies, devotionals, family issues material and music. In January 2003, we renamed our Internet division “Salem Web Network™.” The division’s activities enhance and support our core radio strategy by providing on-demand audio streaming for Salem’s program producers. In July 2004, we acquired selected assets of Christianjobs.com, an Internet portal that offers Christian-based content catering to individuals searching for a job or career. The Salem Web Network™ business model mirrors our radio station business model, which is a focus on revenue from ministries and advertising (banners and sponsorships). In January 2005, we acquired selected assets of Christianity.com, an Internet site providing compelling Christian content and ministry resources.

      PUBLISHING. In 1999, we purchased CCM. Based in Nashville, Tennessee, CCM has published magazines since 1978 which follow the contemporary Christian music industry. In January 2003, we renamed this division “Salem Publishing™”. Salem Publishing™’s flagship publication, CCM Magazine®, is a monthly music magazine offering interviews with artists, issue-oriented features, album reviews and concert schedules. Through Salem Publishing™’s trade publications, we are uniquely positioned to track contemporary Christian music audience trends. In February 2003, we launched Homecoming® Magazine. Homecoming® Magazine contains a wide variety of features and regular columns focusing on such topics as relationships, spirituality and health and fitness.

      SATELLITE RADIO. In August 1998, we expanded our media presence by entering into an exclusive agreement with XM Satellite Radio, Inc. to develop, produce, supply and market Christian and family issues audio programming which is distributed by a subscriber-based satellite digital audio radio service. XM Satellite Radio, Inc. is one of two Federal Communications Commission (“FCC”) licensees for this service and it has the capability of providing up to 125 channels of audio programming. We provide Christian and family themes talk programming on one channel and youth and adult Christian music programming on two additional channels.

COMPETITION

      RADIO. The radio broadcasting industry, including the segment of this industry that focuses on Christian and family themes, is a highly competitive business. The financial success of each of our radio stations that focuses on Christian teaching and talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and noncommercial radio station licensees. While no group owner in the United States specializing in Christian and family themes approaches Salem in size of potential listening audience and presence in major markets, religious radio stations exist and enjoy varying degrees of prominence and success in all markets.

      We also compete for revenue in the spot advertising market with other commercial religious format and general format radio station licensees. We compete in the spot advertising market with other media as well, including broadcast television, cable television, newspapers, magazines, direct mail, Internet and billboard advertising, some of which may be controlled by horizontally-integrated companies.

      Competition may also come from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the Federal Communications Commission (“FCC”). Digital audio broadcasting will deliver multiformat digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, commencement of satellite delivered digital audio radio services, which delivers multiple audio programming formats to local and national audiences, has created competition. We have attempted to address these existing and potential competitive threats through Salem Web Network™ and through our exclusive arrangement to provide Christian and family issues talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

      NETWORK. Salem Radio Network® competes with other commercial radio networks that offer news and talk programming to religious and general format stations and two noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

      OTHER MEDIA. Our magazines compete for readers and advertisers with other publications that follow the Christian music industry and publications that address themes of interest to church leadership. Our Internet business competes with other companies that deliver on-line audio programming and Christian family themed Internet content.

EMPLOYEES

      On February 28, 2005, Salem employed 1,023 full-time and 350 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our Christian and family themes formats, or not to broadcast programming that violates our programming standards, either of which may have a material adverse effect on our business.

      We are fundamentally committed to broadcasting formats and programming emphasizing Christian and family themes. We may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences. We do not intend to pursue business opportunities or air programming that would conflict with our core commitment to Christian and family themes formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats or air programming inconsistent with our programming standards might result in lower operating revenues and profits than we might otherwise achieve.

We Must Respond To The Rapid Changes In Technology, Services And Standards Of Our Industry In Order To Remain Competitive

      The radio broadcasting industries are subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:

  satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;
  audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the Internet and other digital audio broadcast formats;
  in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and
  low-power FM radio, which could result in additional FM radio broadcast outlets.

      We currently program three channels on a satellite digital audio radio service. However, we cannot assure you that these arrangements will continue, will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

If We Are Unable To Execute Our Acquisition Strategy Successfully, Our Business May Not Continue To Grow

      We intend to continue to acquire radio stations as well as other complementary media businesses. Our acquisition strategy has been, and will continue to focus on, the acquisition of radio stations in the top 50 markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

We May Be Unable To Integrate The Operations And Management Of Acquired Stations Or Businesses, Which Could Have A Material Adverse Effect On Our Business And Operating Results

      Since January 1, 2003, we have acquired the assets of 13 radio stations and one Internet business, and we expect to make acquisitions of other stations and related businesses in the future. We cannot assure you that we will be able to successfully integrate the operations or management of acquired stations and businesses, or the operations or management of stations and businesses that might be acquired in the future. Continued acquisitions of stations will require us to manage a larger and likely more geographically diverse radio station portfolio than historically has been the case. Our inability to integrate and manage newly acquired stations or businesses successfully could have a material adverse effect on our business and operating results.

If We Are Unable To Implement Our Cluster Strategy, We May Not Realize Anticipated Operating Efficiencies

      As part of our operating strategy, we attempt to realize efficiencies in operating costs and cross-selling of advertising by clustering the operations of two or more radio stations in a single market. However, there can be no assurance that this operating strategy will be successful. Furthermore, we cannot assure you that the clustering of radio stations in one market will not result in downward pressure on advertising rates at one or more of the existing or new radio stations within the cluster. There can be no assurance that any of our stations will be able to maintain or increase its current listening audiences and operating revenue in circumstances where we implement our clustering strategy.

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

      In 2003, the FCC modified its definition of the term “market” for purposes of its local radio multiple ownership rules. The text of the new radio multiple ownership rule, and the related text of the FCC order adopting the new market definition, has become effective by order of the 3rd Circuit Court of Appeals; however, review by the U.S. Supreme Court of the FCC order adopting the new radio multiple ownership rule and market definition has been requested. That request is pending. Based solely on the current effective FCC rule, which may be modified or eliminated as a result of pending legal and legislative action (the “Effective Rule”), it appears that, in other than smaller radio markets, the FCC has replaced its “signal contour method” of defining local radio markets with the use of “geographic markets” delineated by The Arbitron Company (“Arbitron”), which is a commercial radio ratings service. In smaller radio markets for which Arbitron has not delineated geographic markets, the FCC is conducting a rulemaking to establish “defined markets” comparable to the geographic markets delineated by Arbitron in larger markets. The modified market definition rule remains subject to judicial review.

      Based solely on the Effective Rule, the modified market definition is expected to more severely limit the number of radio stations we may acquire in many markets and to more severely limit the buyers to whom we may sell stations in the future and therefore adversely affect our ability to build or enhance our radio station clusters.

      Based solely on the Effective Rule, it appears that the FCC will not apply the modified market definition retroactively and instead will grandfather currently owned, operated, and controlled clusters of radio stations which otherwise do not comply with the modified market definition. Thus, it appears that the grandfathering provision of the modified market definition will not require a change in our current ownership of radio broadcast stations.

      We cannot predict whether the Effective Rule will become final (no longer subject to judicial review) in its current form (i.e., a “Final Rule”) or whether it will vary materially from this summary as a Final Rule. For this reason, we cannot predict the impact of the Final Rule on our business operations.

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

Government Regulation Of The Broadcasting Industry By The FTC, DOJ And FCC May Limit Our Ability To Acquire Or Dispose Of Radio Stations And Enter Into Certain Agreements

      The Communications Act and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC licenses. The FTC and the DOJ evaluate transactions to determine whether those transactions should be challenged under federal antitrust laws. Over the past eight years, the FTC and the DOJ have been increasingly active in their review of radio station acquisitions. This is particularly the case when a radio broadcast company proposes to acquire an additional station in an existing market. As we have gained a presence in a greater number of markets and percentage of the top 50 markets, our future proposed transactions may be subject to more frequent and aggressive review by the FTC or the DOJ due to market concentration concerns. This increased level of review may be accentuated in instances where we propose to engage in a transaction with parties who themselves have multiple stations in the relevant market. The FCC might not approve a proposed radio station acquisition or disposition when the DOJ has expressed market concentration concerns with respect to the buy or sell side of a given transaction, even if the proposed transaction would otherwise comply with the FCC’s numerical limits on in-market ownership. We cannot be sure that the DOJ or the FTC will not seek to prohibit or require the restructuring of our future acquisitions or dispositions on these or other bases.

      As noted in the immediately preceding risk factor, the FCC modified its definition of the term “market” for purposes of its local radio multiple ownership rules. The new radio multiple ownership rule, and the related text of the FCC order adopting the new market definition, is effective, but is not final because of pending requests for review by the U.S. Supreme Court. Moreover, legislative action may further modify the definition of a radio “market” or otherwise further limit the number of stations we may own in a market. Based solely on the Effective Rule, it appears that the change will further limit our ability to make future radio station acquisitions and will further limit any agreements whereby we provide programming to or sell advertising on radio stations that we do not own. Based solely on the Effective Rule, it appears that the FCC will prohibit the sale to one entity of an intact, grandfathered cluster of radio stations unless the entity is a small business as defined by the FCC. Were a complaint to be filed against us or other FCC licensees involved in a transaction with us, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition.

Capital Requirements Necessary to Implement Acquisitions Could Pose Risks

      We face stiff competition from other broadcasting companies for acquisition opportunities. If the prices sought by sellers of these companies were to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our shareholders.

The Accounting Treatment Of Goodwill And FCC Licenses Could Cause Future Losses Due To Asset Impairment

      Under Statement of Financial Accounting Standards (“SFAS”) 142, goodwill and some indefinite-lived intangibles, including FCC licenses, are not amortized into results of operations, but instead are tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible over its fair value. In addition, goodwill and intangible assets are tested more often for impairment as circumstances warrant. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Any impairment losses under SFAS No. 142 or SFAS No. 144 will be recorded as operating expenses. Our future impairment reviews could result in asset write-downs.

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries For Cash Flow, And Our Access To This Cash Flow Is Restricted

      We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Salem Holding, our wholly owned subsidiary, is the borrower under our credit facilities and our senior subordinated debt. All of our station-operating subsidiaries are subsidiaries of Salem Communications Corporation. Further, we guaranteed Salem Holding’s obligations under the credit facilities and under the senior subordinated notes.

      As a holding company, our only source of cash to pay our obligations, including corporate overhead and other trade payables, are distributions from our subsidiaries of their net earnings and cash flow. We currently expect that the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations, before distributions are made to us. Even if our subsidiaries elect to make distributions to us, we cannot assure you that applicable state law and contractual restrictions, including the dividend covenants contained in our credit facilities and senior subordinated notes, would permit such dividends or distributions.

Our Business is Dependent Upon the Performance of Key Employees, On-Air Talent and Program Hosts

      Our business is dependent upon the performance and continued efforts of certain key individuals, particularly Edward G. Atsinger III, our President and Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of either of Messrs. Atsinger or Epperson could have a material adverse effect upon us. We have entered into employment agreements with each of Messrs. Atsinger and Epperson. Both agreements expire in June 2007. Mr. Epperson has radio interests unrelated to Salem’s operations that will continue to impose demands on his time. Mr. Atsinger has an interest in an aviation business unrelated to Salem’s operations that will continue to impose demands on his time.

      We also employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences both on a national level and in their respective markets. Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms, which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

We May Be Adversely Affected By New Statutes Dealing With Indecency

      Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. While we do not anticipate these regulations to impact us as significantly as some of our competitors given the nature of our programming, in the event that this or similar legislation is ultimately enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose one or more of our broadcasting licenses.

If We Are Not Able To Obtain Financing Or Generate Sufficient Cash Flows From Operations, We May Be Unable To Fund Future Acquisitions

      We may require significant financing to fund our acquisition strategy. This financing may not be available to us. The availability of funds under the credit facility at any time will be dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

      We may require significant financing to fund our acquisition strategy. This financing may not be available to us. The availability of funds under the credit facility at any time will be dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

Our Substantial Indebtedness And Our Ability To Incur More Indebtedness Could Adversely Affect Our Financial Condition

      We currently have a significant amount of indebtedness. At December 31, 2004, our total consolidated indebtedness was $278.4 million. Our substantial indebtedness could have important consequences to owners of our Class A common stock, including:

  making it more difficult for us to satisfy our obligations with respect to borrowings under the credit facility and the subordinated notes;
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
  requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing our ability to use our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
  placing us at a competitive disadvantage relative to those of our competitors that have less indebtedness;
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry that could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulations; and
  subjecting us to higher interest expense in the event of increases in interest rates because some of our indebtedness is at variable rates of interest.

      We may incur additional indebtedness to fund future acquisitions and for other corporate purposes. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they now face could intensify.

To Service Our Indebtedness And Other Obligations, We Will Require A Significant Amount Of Cash. Our Ability To Generate Cash Depends On Many Factors Beyond Our Control

      Our ability to make payments on and to refinance our indebtedness, to pay dividends and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

If We Cannot Attract The Anticipated Listener, Programmer And Advertiser Base For Our Newly Acquired Radio Stations, We May Not Recoup Associated Promotional Costs Or Achieve Profitability For These Radio Stations

      We frequently acquire new radio stations that previously broadcast in formats other than our primary formats. We continue to program some of these recently acquired stations in non-primary formats and we re-program others to one of our primary formats. During, and for a period after, the conversion of a radio station’s format, the radio station typically generates operating losses. The magnitude and duration of these losses depends on a number of factors, including the promotional and marketing costs associated with attracting listeners and advertisers to our radio station’s new format and the success of these efforts. There is no guarantee that the operation of these newly acquired stations or our operations in new formats will attract a sufficient listener and advertiser base. If we are not successful in attracting the listener and advertiser base we anticipate, we may not recoup associated promotional costs or achieve profitability for these radio stations.

If We Do Not Maintain Or Increase Our Block Programming Revenues, Our Business And Operating Results May Be Adversely Affected

      The financial success of each of our radio stations that features Christian Teaching and Talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block programming time to national and local religious organizations, which accounted for 35.3% and 32.5% of our gross broadcasting revenue during the years ended December 31, 2003, and 2004, respectively. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue.

If We Are Unable To Maintain Or Grow Our Advertising Revenues, Our Business And Operating Results May Be Adversely Affected

      Our radio stations with our Christian Teaching and Talk, contemporary Christian music and News Talk formats are substantially dependent upon advertising for their revenues. In the advertising market, we compete for revenue with other commercial religious format and general format radio stations, as well as with other media, including broadcast and cable television, newspapers, magazines, direct mail, Internet and billboard advertising. Due to this significant competition, we may not be able to maintain or increase our current advertising revenue.

A Sustained Economic Downturn In Key Salem Markets Could Negatively Impact Our Ability To Generate Broadcasting Revenues

      We derive a substantial part of our revenues from the sale of advertising on our radio stations. For the years ended December 31, 2002, 2003 and 2004, 50.3%, 52.2%, and 53.9% of our broadcasting revenues, respectively, were generated from the sale of advertising. We are particularly dependent on advertising revenue from stations in the Los Angeles and Dallas markets, which generated 8.9% and 10.2%, respectively, of our gross broadcasting revenues in 2004. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate advertising revenues in those markets could be adversely affected by local or regional economic downturns.

Environmental, Health, Safety and Land Use Laws and Regulations May Limit or Restrict Some of Our Operations

      As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions which may affect, among other things, the ability for us to improve or relocate our radio broadcasting facilities. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws, which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

Acts Of War And Terrorism May Reduce Our Revenue And Have Other Negative Effects On Our Business

      In response to the September 11, 2001, terrorist attacks on New York City and Washington, D.C., we increased our news and community service programming, which decreased the amount of broadcast time available for commercial advertising and block programming. In addition, these events caused advertisers to cancel advertisements on our stations. Continued acts of war and terrorism against the United States, and the country’s response thereto, including the current military actions in Iraq, may also cause a general slowdown in the U.S. advertising market, which could cause our revenues to decline due to advertising and/or programming cancellations, delays or defaults in payment, and other factors. In addition, these events may have other negative effects on our business, the nature and duration of which we cannot predict. If these acts of war or terrorism or weak economic conditions continue or worsen, our financial condition and results of operations may be materially and adversely affected.

Our Controlling Stockholders May Cause Us To Act, Or Refrain From Acting, In A Way That Minority Stockholders Do Not Believe Is In Their Best Interest

      As of December 31, 2004, Edward G. Atsinger III, Stuart W. Epperson, Nancy A. Epperson and Edward C. Atsinger controlled approximately 80.1% of the voting power of our capital stock. These four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, except for two directors elected by holders of our Class A common stock, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of our other stockholders and one or more of the controlling stockholders could take action or make decisions (or block action or decisions) that are not in the minority stockholders’ best interest.

If We Fail To Maintain Our Licenses With The FCC, We Would Be Prevented From Operating Affected Radio Stations

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

Covenant Restrictions Under Salem Holding’s Credit Facility And Its Indentures Governing Its Outstanding Senior Subordinated Notes May Limit Our Ability To Operate Our Business

      Salem Holding’s credit facility and the indentures governing its notes contain, among other things, covenants that restrict Salem’s, Salem Holding’s and their subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facility and each of such indentures restrict, among other things, their ability to:

  incur additional debt;
  pay dividends or make distributions;
  purchase or redeem stock;
  make investments and extend credit;
  engage in transactions with affiliates;
  create liens on assets;
  transfer and sell assets; and
  effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets.

      These restrictions on management’s ability to operate Salem’s and Salem Holding’s business in accordance with their discretion could have a material adverse effect on our business. The covenants in each indenture of Salem Holding are subject to a number of important limitations and exceptions. These limitations and exceptions will, for example, allow Salem Holding to make certain restricted payments to, and investments in, Salem, subject to specified limitations.

      In addition, Salem Holding’s credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under Salem Holding’s credit facility and its existing indentures. If an event of default occurs under any of these agreements, the lenders could, under the credit facility, elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

      If we are unable to pay our obligations to the lenders under the credit facility or other future senior debt instruments, the lenders could proceed against any or all of the collateral securing the indebtedness to them. The collateral under the credit facility consists of substantially all of our existing assets. In addition, a breach of certain of the restrictions or covenants in these agreements, or an acceleration by these lenders of the obligations to them, would cause a default under Salem Holding’s notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the notes, or to repay the notes in full after we pay the senior secured lenders to the extent of their collateral.

We May be Adversely Affected by a General Deterioration in Economic Conditions

      The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising and in attendance at live entertainment events. A decline in the level of business activity of our advertisers or a decline in attendance at live entertainment events could have an adverse effect on our revenues and profit margins. During the recent economic slowdown in the United States, many advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising and attendance at live entertainment events.

Our Broadcasts Often Rely on Content Owned by Third Parties; Obtaining Such Content Could Be Costly And Require Us To Enter Into Disadvantageous License Or Royalty Arrangements

      We rely heavily upon content and software owned by third parties in order to provide programming for our broadcasts. The cost of obtaining all necessary licenses and permission to use this third party content and software continues to increase. Although we attempt to avoid infringing known proprietary rights of third parties in our broadcasting efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from broadcasting all or certain portions of individual radio broadcasts containing content owned by third parties. We also rely on software that we license from third parties, including software that is integrated with internally developed software and used to perform key broadcasting and accounting functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that alternative software is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in limitations or delays in broadcasting or accounting for programming by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.

ITEM 2. PROPERTIES.

      The types of properties required to support our radio stations include offices, studios and tower and antenna sites. A station’s studios are generally located in an office in a downtown or business district. We generally select our tower and antenna sites to provide maximum market coverage. Our network operations are supported by offices and studios from which its programming originates or is relayed from a remote point of origination. The operations of our other media businesses are supported by office facilities.

      Our radio stations’ studios and offices and the operations of our other media businesses are located in leased facilities. Our network leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We believe we will be able to renew any such leases that expire within the next several years or obtain other arrangements, as necessary. We own our corporate office building, located in Camarillo, California, and the headquarters of SRN and Salem Radio Representatives, located in the Dallas, Texas area. In January 2004, we purchased the property upon which our studio and office facilities for our Tampa, Florida stations are located. In October 2004, we purchased the property upon which our studio and office facilities for our Honolulu, Hawaii stations will be located once construction is complete.

      We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Part III, Item 13 and in Note 8 of our consolidated financial statements. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that that are as favorable or more favorable to the company than those that would have been available from unaffiliated parties.

      No one physical property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties.

ITEM 3. LEGAL PROCEEDINGS.

      On March 9, 2005, Pipefitters, Locals 522 & 633 Pension Trust Fund filed a Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against the company, its directors, certain of its officers and certain underwriters of the company’s April 2004 public offering of Class A common stock. In the purported class action, the plaintiff asserts claims under the Securities Act on behalf of a putative class of all persons who purchased the company’s equity securities pursuant or traceable to that offering. The complaint alleges that the offering documents failed to disclose that the company’s financial statements overstated its fixed assets and that the company’s internal controls were flawed with respect to its ability to value fixed assets and, that the offering documents contained misstatements regarding the company’s fixed assets and internal controls. The complaint seeks rescission or damages in excess of $5 million, interest, attorneys fees and other costs, as well as equitable and injunctive relief. The complaint was served on the company on March 15, 2005.

      Incident to our business activities, we are a party to a number of legal proceedings, lawsuits, arbitration and other claims including the purported class action described above. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, our management is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. Except with respect to the purported class action described above which has not yet been assessed due to its recent commencement, our management believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The company’s Class A common stock trades on the Nasdaq National Market® (“NASDAQ-NMS”) under the symbol SALM. At March 2, 2005, the company had approximately 50 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 20,409,992 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low trade price information per share of the Class A common stock of the company as reported on the NASDAQ-NMS.

	2003				2004

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$26.20	$26.45	$24.37	$28.20	$28.37	$33.65	$29.40	$27.46
Low (mid-day)	$15.00	$16.30	$19.09	$19.12	$23.08	$27.13	$24.18	$24.10

      There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

      Historically, the company has not paid a dividend on either class of its common stock. The company has historically retained earnings for use in its business and will continue to do so unless its board of directors makes a determination to declare and pay dividends on its common stock in light of and after consideration of its earnings, financial position, capital requirements, its bank credit facility, the indentures governing its senior subordinated notes and such other factors as the board of directors deems relevant. The company’s sole source of cash available for making dividend payments will be dividends paid to the company or payments made to the company by its subsidiaries. The ability of subsidiaries of the company to make such payments may be restricted by applicable state laws or terms of agreements to which they are or may become a party; the company’s credit facility and the terms of the indentures governing its outstanding senior subordinated notes restrict the payment of dividends on its common stock unless certain specified conditions are satisfied.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information as of December 31, 2004 with respect to shares of our Class A common stock that may be issued under the Amended and Restated 1999 Stock Incentive Plan, our only existing equity compensation plan. The Amended and Restated 1999 Stock Incentive Plan was adopted by our board of directors and approved by our stockholders on May 25, 1999. On March 20, 2003, the board of directors approved an amendment to the Amended and Restated 1999 Stock Incentive Plan to reserve an additional 600,000 shares of the company's Class A common stock for issuance under the plan. The amendment was approved by a vote of the stockholders at the company’s 2003 annual meeting of stockholders held on June 11, 2003. On November 10, 2004 the Board of Directors approved an amendment to the Amended and Restated 1999 Stock Option Plan to reserve an additional 1,800,000 shares of the company’s Class A common stock for issuance under the plan. It is contemplated that the amendment will be voted upon by the stockholders at the company’s 2005 annual meeting of the stockholders to be held on May 18, 2005.

Equity Compensation Plan Information

Number of Securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,467,966	$25.53	684

Equity compensation plans not approved by security holders	—	—	—

Total	1,467,966	$25.53	684

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth selected financial data and other operating information of Salem. The selected financial data in the table are derived from the consolidated financial statements of Salem. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included (incorporated by reference) herein. The data below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically the disclosure concerning a reconciliation for historical Non-GAAP measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this report.

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcasting revenue	$113,010	$136,106	$156,216	$170,483	$187,543
Other media revenue	7,916	8,016	8,054	7,865	9,342

Total revenue	120,926	144,122	164,270	178,348	196,885

Operating expenses:
Broadcasting operating expenses	63,187	87,772	103,809	109,043	115,896
Cost of denied / abandoned tower site and license upgrade	—	—	—	2,202	746
Other media operating expenses	14,863	9,282	7,709	7,942	8,600
Legal settlement	—	—	2,300	—	—
Corporate expenses	10,457	13,774	14,387	16,091	17,480
Cost of terminated offering	—	—	—	651	—
Depreciation and amortization	25,065	30,026	11,446	12,291	12,433
(Gain) loss on disposal of assets	(773)	(26,276)	567	214	3,266
Gain on sale of assets to related parties	(28,794)	(3,560)	—	—	—

Total operating expenses	84,005	111,018	140,218	148,434	158,421

Operating income	36,921	33,104	24,052	29,914	38,464

Other income (expense):
Interest income	534	1,994	255	212	171
Interest expense	(17,452)	(26,542)	(27,162)	(23,474)	(19,931)
Loss on early retirement of debt	(1,849)	—	—	(6,440)	(6,588)
Other expense	(857)	(573)	(458)	(410)	(116)

Total other income (expense)	(19,624)	(25,121)	(27,365)	(30,112)	(26,464)
Income (loss) before income taxes and discontinued operations	17,297	7,983	(3,313)	(198)	12,000
Provision (benefit) for income taxes	6,675	2,442	(1,323)	479	4,576

Income (loss) before discontinued operations	10,622	5,541	(1,990)	(677)	7,424
Discontinued operations, net of tax	(513)	(1,154)	15,995	—	(91)

Net income (loss) (1)	$10,109	$4,387	$14,005	$(677)	$7,333

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands, except share and per share data)
Basic earnings (loss) per share data:
Earnings (loss) per share before discontinued operations	$0.45	$0.24	$(0.08)	$(0.03)	$0.29
Income (loss) from discontinued operations	(0.02)	(0.05)	0.68	—	—
Earnings (loss) per share	0.43	0.19	0.60	(0.03)	0.29

Diluted earnings (loss) per share data:
Income (loss) per share before discontinued operations	$0.45	$0.24	$(0.08)	$(0.03)	$0.29
Income (loss) from discontinued operations	(0.02)	(0.05)	0.68	—	—
Earnings (loss) per share	0.43	0.19	0.59	(0.03)	0.29

Basic weighted average shares outstanding	23,456,088	23,456,828	23,473,821	23,488,898	25,220,678

Diluted weighted average shares outstanding	23,466,849	23,518,747	23,582,906	23,488,898	25,371,649

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$3,928	$23,921	$26,325	$5,620	$10,994
Restricted cash	—	—	107,661	—	—
Broadcast licenses	340,201	323,848	363,203	381,740	406,290
Other intangible assets including goodwill, net	18,281	20,211	17,305	15,391	14,176
Total assets	470,668	507,254	672,209	560,011	585,784
Long-term debt, less current portion	286,050	311,621	350,908	336,091	281,024
Stockholders’ equity	152,948	157,370	171,928	171,822	247,637

Cash flows related to:
Operating activities	$10,712	$11,633	$6,814	$24,034	$39,306
Investing activities	(219,848)	(10,070)	(27,018)	(29,688)	(44,359)
Financing activities	178,940	18,430	22,608	(15,051)	10,427

Other Data:
Station operating income (2)	$49,823	$48,334	$52,407	$61,440	$71,647
Station operating income margin (3)	44.1%	35.5%	33.5%	36.0%	38.2%

(1)     Had SFAS No. 142 been applied as of January 1, 2000, we would have reported net income for the two years ended December 31, 2001 as follows:

	Year Ended December 31,

	2000	2001

	(Dollars in thousands,
	except per share data)

Reported net income	$10,109	$4,387
Add back goodwill and broadcast licenses amortization, net of tax	10,687	13,547

Adjusted net income	$20,796	$17,934

Basic and diluted earnings per share
As reported	$0.43	$0.19
Goodwill and broadcast licenses amortization, net of tax	0.46	0.58

Adjusted earnings per share	$0.89	$0.76

      Had SFAS No. 142 been applied as of January 1, 2000, income before operations would have been $21.3 million ($0.91 per share) and $19.1 million ($0.81 per share) for the years ended December 31, 2000 and 2001, respectively.

(2)      We define station operating income as net broadcasting revenue less broadcasting operating expenses.

      Station operating income is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”). Therefore it should be viewed as a supplement to and not a substitute for results of operations presented on the basis of GAAP. Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and by analysts who report on the industry to provide comparisons between broadcast groups. Additionally, we use station operating income as one of our key measures of operating efficiency and profitability. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

RECONCILIATION OF STATION OPERATING INCOME TO OPERATING INCOME

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)

Station operating income	$49,823	$48,334	$52,407	$61,440	$71,647
Plus other media revenue	7,916	8,016	8,054	7,865	9,342
Less cost of denied tower site and license upgrade	—	—	—	(2,202)	(746)
Less other media operating expenses	(14,863)	(9,282)	(7,709)	(7,942)	(8,600)
Less depreciation and amortization	(25,065)	(30,026)	(11,446)	(12,291)	(12,433)
Less gain (loss) on disposal of assets	773	26,276	(567)	(214)	(3,266)
Less gain on sale of assets to related parties	28,794	3,560	—	—	—
Less corporate expenses	(10,457)	(13,774)	(14,387)	(16,091)	(17,480)
Less cost of terminated offering	—	—	—	(651)	—
Less legal settlement	—	—	(2,300)	—	—

Operating income	$36,921	$33,104	$24,052	$29,914	$38,464

(3)     Station operating income margin is station operating income as a percentage of net broadcasting revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of selected assets of radio stations and our acquisition of selected assets of other media businesses. See note 2 to our consolidated financial statements under Item 8 for additional information.

OVERVIEW

      As a radio broadcasting company with a national radio network, we derive our revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

      Historically, our principal sources of revenue have been:

•	the sale of block program time, both to national and local program producers,
•	the sale of advertising time on our radio stations, both to national and local advertisers, and
•	the sale of advertising time on our national radio network.

      The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share,
•	how well our stations perform for our clients,
•	the size of the market,
•	the number of stations in the market as well as the number of stations in the market in our format that are competing for the same listeners,
•	the general economic conditions in each market, and
•	supply and demand on both a local and national level.

      Our sources of revenue and product offerings also include other media businesses, including the Internet and magazine publishing.

      The following table shows gross broadcasting revenue, the percentage of gross broadcasting revenue for each broadcasting revenue source and net broadcasting revenue.

	Year Ended December 31,

	2002		2003		2004

	(Dollars in thousands)
Block program time:
National	$40,447	23.8%	$41,033	22.1%	$40,901	20.0%
Local	21,503	12.6	24,420	13.2	25,532	12.5

	61,950	36.4	65,453	35.3	66,433	32.5
Advertising:
National	10,684	6.3	12,922	7.0	17,068	8.3
Local	74,928	44.0	83,987	45.2	93,184	45.6

	85,612	50.3	96,909	52.2	110,252	53.9
Infomercials	6,114	3.6	6,639	3.6	8,924	4.4
SRN	13,524	7.9	13,375	7.2	15,399	7.5
Other	3,110	1.8	3,279	1.7	3,539	1.7

Gross broadcasting revenue	170,310	100.0%	185,655	100.0%	204,547	100.0%

Less agency commissions	14,094		15,172		17,004

Net broadcasting revenue	$156,216		$170,483		$187,543

      Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our network has a general pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

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

      Our cash flow is affected by a transition period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change its format. This transition period is when we develop a radio station’s customer and listener base. During this period, a station may generate negative or insignificant cash flow.

      In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging) in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2004, we sold 95% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

      The primary operating expenses incurred in the ownership and operation of our radio stations include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) promotional expenses and (iv) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

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

      The following table sets forth certain statements of operations data as a percentage of net revenue for the periods indicated:

	Year Ended December 31,

	2002	2003	2004	2003 over 2002	2004 over 2003

	(in thousands)			% change

Net broadcasting revenue	$156,216	$170,483	$187,543	9.1%	10.0%
Other media revenue	8,054	7,865	9,342	(2.3)%	18.8%

Total revenue	164,270	178,348	196,885	8.6%	10.4%
Operating expenses:
Broadcasting operating expenses	103,809	109,043	115,896	5.0%	6.3%
Cost of denied / abandoned tower site and license upgrade	—	2,202	746	—	(66.1)%
Other media operating expenses	7,709	7,942	8,600	3.0%	8.3%
Legal settlement	2,300	—	—	(100.0)%	—
Corporate expenses	14,387	16,091	17,480	11.8%	8.6%
Cost of terminated offering	—	651	—	—	(100.0)%
Depreciation	9,537	10,703	10,900	12.2%	1.8%
Amortization	1,909	1,588	1,533	(16.9)%	(3.5)%
Loss on disposal of assets	567	214	3,266	(62.3)%	1,426.2%

Total operating expenses	140,219	148,434	158,421	5.9%	6.7%

Operating income	24,051	29,914	38,464	24.4%	28.6%
Other income (expense):
Interest income	—	212	171	(16.9)%	(19.3)%
Interest expense	(27,162)	(23,474)	(19,931)	(13.6)%	(15.1)%
Loss on early retirement of debt	—	(6,440)	(6,588)	—%	2.3%
Other expense, net	(458)	(410)	(116)	(9.8)%	(71.7)%

Income (loss) before income taxes and discontinued operations	(3,314)	(198)	12,000	(94.0)%	(6,160.6)%
Provision (benefit) for income taxes	(1,323)	479	4,576	(136.2)%	855.3%

Income (loss) before discontinued operations	(1,991)	(677)	7,424	(66.0)%	(1,196.6)%
Income (loss) from discontinued operations	15,995	—	(91)	(100.0)%	—

Net income (loss)	$14,004	$(677)	$7,333	(104.8)%	(1,183.2)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue

	Year Ended
	December 31,

	2002	2003	2004

Net broadcasting revenue	95%	96%	95%
Other media revenue	5%	4%	5%

Total revenue	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	63%	61%	59%
Cost of denied/abandoned tower site and license upgrade	—%	1%	—%
Other media operating expenses	5%	5%	4%
Legal settlement	1%	—%	—%
Corporate expenses	9%	9%	9%
Cost of terminated offering	—%	—%	—%
Depreciation	6%	6%	6%
Amortization	1%	1%	1%
Loss on disposal of assets	—%	—%	1%

Total operating expenses	85%	83%	80%

Operating income	15%	17%	20%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(17)%	(13)%	(10)%
Loss on early retirement of debt	—%	(4)%	(4)%
Other expense, net	—%	—%	—%

Income (loss) before income taxes and discontinued operations	(2)%	—%	6%
Provision (benefit) for income taxes	(1)%	—%	2%

Income (loss) before discontinued operations	(1)%	—%	4%
Income (loss) from discontinued operations	10%	—%	—%
Net income (loss)	9%	—%	4%

Year ended December 31, 2004 compared to year ended December 31, 2003

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $17.0 million or 10.0% to $187.5 million in 2004 from $170.5 million in 2003. On a same station basis, net revenue improved $15.9 million or 9.8% to $177.7 million in 2004 from $161.8 million in 2003. The growth is primarily attributable to an increase in net broadcasting revenue from our music stations acquired since the middle of 2000, the development of our News Talk platform and increases in national spot revenue and network revenue. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 53.9% in 2004 from 52.2% in 2003. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 32.5% in 2004 from 35.3% in 2003. This change in our revenue mix was primarily due to the growth of advertising revenues at our contemporary Christian music and News Talk radio stations and our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $1.4 million or 18.8% to $9.3 million in 2004 from $7.9 million in 2003. This increase was due primarily to increased Internet display advertising, print pages and custom print sold, as well as our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $6.9 million or 6.3% to $115.9 million in 2004 from $109.0 million in 2003. On a same station basis, broadcasting operating expenses increased $3.1 million or 3.1% to $106.7 million in 2004 from $103.6 million in 2003. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period and increased promotional expenses related to the rollout of our News Talk format in new markets, partially offset by reduced bad debt expense as a result of improved collections.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.7 million or 8.3% to $8.6 million in 2004 from $7.9 million in 2003. The increase is attributable primarily to costs associated with our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004, the early termination of a lease of one of our Salem Web Network™ offices and increased circulation costs due to additional production at Salem Publishing™.

      CORPORATE EXPENSES.      Corporate expenses increased $1.4 million or 8.6% to $17.5 million in 2004 from $16.1 million in 2003, primarily due to: (a) additional overhead costs incurred for all of 2004 as compared to a portion of 2003 in connection with the acquisitions of the assets of radio stations during 2003, (b) an increase in salaries and accrued executive bonuses in 2004,(c) additional overhead costs associated with the acquisitions of the assets of radio stations and an Internet business during 2004, and (d) costs associated with the implementation of the requirements of the Sarbanes-Oxley Act of 2002.

      COST OF TERMINATED OFFERING.       During the third quarter of 2003, Salem incurred a one-time charge of $0.7 million to write-off costs associated with a contemplated debt offering that was terminated during that quarter. This charge is identified in Salem's Statement of Operations as “Cost of Terminated Offering.”

      DEPRECIATION AND AMORTIZATION.       Depreciation expense increased $0.2 million or 1.8% to $10.9 million in 2004 from $10.7 million in 2003. The increase was due to: (a) the additional depreciation expense incurred for all of 2004 as compared to a portion of 2003 in connection with our acquisitions of the assets of radio stations during 2003, and (b) additional depreciation expenses associated with the acquisition of the assets of radio stations and an Internet portal operation during 2004. Amortization expense decreased $0.1 million or 3.5% to $1.5 in 2004 from $1.6 million in 2003.

      LOSS ON DISPOSAL OF ASSETS.       Loss on disposal of assets of $3.3 million in 2004 was primarily due to the write-off of various fixed assets and equipment as a result of a comprehensive physical inventory of our property, plant and equipment. Loss on disposal of assets of $0.2 million in 2003 was primarily due to the disposition of certain property, plant and equipment, partially offset by the recovery of a bad debt related to a note acquired in the sale of property, plant, equipment and intangible assets.

      OTHER INCOME (EXPENSE).       Interest income of $0.2 million in 2004 was primarily from interest earned on excess cash. Interest income of $0.2 million in 2003 was primarily from interest earned on the cash which was held in a trust account that was used to redeem all of our $100.0 million 9½% senior subordinated notes due 2007 (“9½% Notes”) and from interest earned on excess cash. Interest expense decreased $3.6 million or 15.1% to $19.9 million in 2004 from $23.5 million in 2003. The decrease is primarily due to savings of approximately $2.6 million in interest due to a combination of redemptions and open market repurchases (the “Redemption”) of $55.6 million of the 9% Notes, as well as savings resulting from the refinancing of our 9½% Notes. Additionally, as part of the refinancing of our 9½% Notes, both the 9½% Notes and the 7¾% Notes were outstanding until January 22, 2003, resulting in an additional $0.6 million of interest expense in the prior year (see “ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Derivative Instruments”). Loss on early retirement of debt of $6.4 million in 2003 relates to the early retirement of our 9½% Notes on January 22, 2003. Other expense, net decreased to $0.1 million in 2004 from $0.4 million in 2003, due primarily to an increase in bank commitment fees partially offset by a brokerage fee earned from the sale of WGST-FM, Atlanta, Georgia.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $4.6 million for the year ended December 31, 2004 as compared to $0.5 million for the year ended December 31, 2003. Provision for income taxes as a percentage of income (loss) before income taxes and discontinued operations (that is, the effective tax rate) was 38.1% in 2004 and 241.9% in 2003. For the years ended December 31, 2004 and 2003, respectively, the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX. Loss from discontinued operations was approximately $0.1 million net of income taxes for the year ended December 31, 2004. This amount relates to an increase in a liability, which has been resolved, arising from the sale of WYGY-FM, Cincinnati, Ohio, which was sold on September 30, 2002.

      NET INCOME (LOSS). We recognized net income of $7.3 million in 2004 as compared to a net loss of $0.7 million in 2003. The change is primarily due to an increase in operating income of $8.4 million in 2004 over 2003 and a reduction in interest expense of $3.6 million in 2004 over 2003, partially offset by an increase in the provision for income taxes of $4.1 million in 2004 over 2003.

Year ended December 31, 2003 compared to year ended December 31, 2002

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $14.3 million or 9.1% to $170.5 million in 2003 from $156.2 million in 2002. The growth was attributable to an increase in net revenue from our music stations acquired since the middle of 2000, an increase in program rates and the acquisitions of the assets of radio stations during 2002 and 2003. On a same station basis, net revenue improved $13.0 million or 8.3% to $169.2 million in 2003 from $156.2 million in 2002. The improvement was primarily due to an increase in program rates and the acquisitions of the assets of radio stations during 2002 and 2001. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 52.2% in 2003 from 50.3% in 2002. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 35.3% in 2003 from 36.4% in 2002. This change in our revenue mix was primarily due to the launch of our contemporary Christian music format in several of our markets and our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue decreased $0.2 million or 2.3% to $7.9 million in 2003 from $8.1 million in 2002. This decrease was due primarily to decreased subscription and advertising revenue from our publishing business partially offset by increased banner advertisements and sponsorships from our Internet business.

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

      CORPORATE EXPENSES.      Corporate expenses increased $1.7 million or 11.8% to $16.1 million in 2003 from $14.4 million in 2002, primarily due to: (a) additional overhead costs incurred for all of 2003 as compared to a portion of 2002 in connection with the acquisitions of the assets of radio stations and an Internet business during 2002 and 2003, (b) additional overhead costs associated with the acquisitions of the assets of radio stations during 2003, and (c) an increase in management bonuses in 2003.

      COST OF TERMINATED OFFERING.       During the third quarter of 2003, Salem incurred a one-time charge of $0.7 million to write–off costs associated with a contemplated debt offering that was terminated during that quarter. This charge is identified in Salem's Statement of Operations as “Cost of Terminated Offering.”

      LEGAL SETTLEMENT.       On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon us, as disclosed in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for the quarter ended March 31, 2002. On July 15, 2002, we reached a settlement with GCI for $2.3 million. As a result of this settlement, we recorded a one-time charge of approximately $2.3 million in the second quarter of 2002.

      DEPRECIATION AND AMORTIZATION.       Depreciation expense increased $1.2 million or 12.2% to $10.7 million in 2003 from $9.5 million in 2002. The increase was due to: (a) the additional depreciation expense incurred for all of 2003 as compared to a portion of 2002 in connection with our acquisitions of the assets of radio stations and an Internet business during 2002, and (b) additional depreciation expenses associated with the acquisition of the assets of radio stations during 2003. Amortization expense decreased $0.3 million or 16.9% to $1.6 in 2003 from $1.9 million in 2002. The decrease was primarily due to a network affiliation contract becoming fully amortized during 2002.

      LOSS ON DISPOSAL OF ASSETS       Loss on sale of assets of $0.2 million in 2003 was primarily due to the disposition of certain property, plant and equipment, partially offset by the recovery of a bad debt related to a note acquired in the sale of property, plant, equipment and intangible assets.

      OTHER INCOME (EXPENSE).       Interest income decreased $0.1 million to $0.2 million in 2003 from $0.3 million in 2002. Interest income was primarily from interest earned on the cash which was held in a trust account from December 23, 2002, until January 22, 2003, that was used to redeem all of our 9½% Notes and from interest earned on excess cash. Interest expense decreased $3.7 million or 13.6% to $23.5 million in 2003 from $27.2 million in 2002. The decrease was due to savings of $3.3 million in interest related to our interest rate swap agreements entered into in April 2002 and July 2003, compared to savings of $1.8 million in the prior year and a reduction in the balance of long-term debt. Additionally, we refinanced our 9½% Notes with our 7¾% Notes, further reducing annual interest expense by $1.8 million in 2003 (See “ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Derivative Instruments”). Loss on early retirement of debt of $6.4 million in 2003 relates to the early retirement of our 9½% Notes on January 22, 2003. Other expense, net decreased to $0.4 million in 2003 from $0.5 million in 2002, due primarily to a decrease in bank commitment fees.

      PROVISION (BENEFIT) FOR INCOME TAXES.      Provision for income taxes was $0.5 million for the year ended December 31, 2003 as compared to a benefit for income taxes of $1.3 million for the year ended December 31, 2002. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes, discontinued operations and extraordinary item (that is, the effective tax rate) was 241.9% in 2003 and (39.9)% in 2002. For the years ended December 31, 2003 and 2002, respectively, the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

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

      NET INCOME (LOSS). We recognized a net loss of $0.7 million in 2003 as compared to net income of $14.0 million in 2002. The variance is primarily due to the recognition of income from discontinued operations, net of taxes, of $16.0 million in 2002, an increase in the provision for income taxes of $1.8 million in 2003 over 2002 and a loss on early retirement of debt of $6.4 million in 2003, partially offset by an increase in operating income of $5.9 million in 2003 over 2002 and a reduction in interest expense of $3.7 million in 2003 over 2004.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income (“SOI”) as net broadcasting revenue less broadcasting operating expenses.

      SOI is not a measure of performance calculated in accordance with GAAP; as a result it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. Management believes that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, our management uses SOI as one of the key measures of operating efficiency and profitability. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our SOI is not necessarily comparable to similarly titled measures employed by other companies.

Year ended December 31, 2004 compared to year ended December 31, 2003

      STATION OPERATING INCOME.       SOI increased $10.2 million or 16.6% to $71.6 million in 2004 from $61.4 million in 2003. As a percentage of net broadcasting revenue, SOI increased to 38.2% in 2004 from 36.0% in 2003. The increase was primarily attributable to the effect of radio stations acquired during 2003 and 2004 that previously operated with formats other than their current format and the effect of the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. SOI margins improve as we implement scheduled program rate increases, sell more of the available inventory on the station, and increase advertising revenue on our stations. On a same station basis, SOI improved $12.7 million or 21.8% to $70.9 million in 2004 from $58.2 million in 2003. As a percentage of same station net broadcasting revenue, same station SOI increased to 39.9% in 2004 from 36.0% in 2003.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the twelve months ended December 31, 2003 and 2004:

	Twelve Months Ended December 31,
	(Dollars in thousands)

	2003	2004

Station operating income	$61,440	$	71,647
Plus other media revenue	7,865		9,342
Less cost of denied / abandoned tower site and license upgrade	(2,202)		(746)
Less other media operating expenses	(7,942)		(8,600)
Less depreciation and amortization	(12,291)		(12,433)
Less loss on disposal of assets	(214)		(3,266)
Less corporate expenses	(16,091)		(17,480)
Less cost of terminated offering	(651)		—

Operating income	$29,914	$	38,464

Year ended December 31, 2003 compared to year ended December 31, 2002

      STATION OPERATING INCOME.       SOI increased $9.0 million or 17.2% to $61.4 million in 2003 from $52.4 million in 2002. As a percentage of net broadcasting revenue, SOI increased to 36.0% in 2003 from 33.5% in 2002. The increase was primarily attributable to the effect of radio stations acquired during 2002 and 2003 that previously operated with formats other than their current format and the effect of the growth of our contemporary Christian music format. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion. SOI margins improve as we implement scheduled program rate increases, sell more of the available inventory on the station, and increase advertising revenue on our stations. On a same station basis, SOI improved $9.0 million or 17.3% to $61.5 million in 2003 from $52.5 million in 2002. As a percentage of same station net broadcasting revenue, same station SOI increased to 36.4% in 2003 from 33.6% in 2002.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the twelve months ended December 31, 2002 and 2003:

	Twelve Months Ended December 31,
	(Dollars in thousands)

	2002	2003

Station operating income	$52,407	$	61,440
Plus other media revenue	8,054		7,865
Less cost of denied tower site and license upgrade	—		(2,202)
Less other media operating expenses	(7,709)		(7,942)
Less depreciation and amortization	(11,446)		(12,291)
Less loss on disposal of assets	(567)		(214)
Less corporate expenses	(14,387)		(16,091)
Less cost of terminated offering	—		(651)
Less legal settlement	(2,300)		—

Operating income	$24,052	$	29,914

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

      We believe the following accounting policies and the related judgments and estimates are critical accounting policies which affect the preparation of our consolidated financial statements.

Accounting for acquisitions and upgrades of radio station and network assets

      Most of our radio station acquisitions have been acquisitions of selected assets and not of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is our policy to retain third-party appraisers to value radio stations, networks or other media properties under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or other media properties at the close of the transaction.

      From time to time we undertake projects to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs up to the point where the project is complete, at which point we transfer the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the event the required approval is not considered probable, we write-off the capitalized costs of the project.

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

Intangible assets

      Under the Financial Accounting Standards Board’s rules, SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, we no longer amortize goodwill and intangible assets deemed to have indefinite lives, but perform annual impairment tests in accordance with these statements. We believe our FCC licenses have indefinite lives and accordingly amortization expense is no longer recorded for our FCC licenses as well as our goodwill. Other intangible assets continue to be amortized over their useful lives.

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2004, based on our application of the impairment rules, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgments by our management. If conditions in the markets in which that our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $3.1 million as of December 31, 2004, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      FASB Interpretation No. 46 - “Consolidation of Variable Interest Entities”

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities and the primary beneficiary of such entities. An entity that qualifies as a variable interest entity must be consolidated by its primary beneficiary. All other holders of interests in a variable interest entity must disclose the nature, purpose, size and activity of the variable interest entity as well as their maximum exposure to losses as a result of involvement with the variable interest entity. We do not have any special-purpose entities, as defined. We adopted Interpretation No. 46 on January 1, 2004. The adoption of Interpretation No. 46 did not have a material effect on our financial statements.

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

      Statement of Financial Accounting Standards No. 123R

      On October 13, 2004, the FASB reached a conclusion on Statement 123R, “Share-Based Payment.” The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees” for interim or annual periods beginning after June 15, 2005. The company will be required to apply Statement 123R beginning July 1, 2005 and it applies to unvested options granted prior to that date in addition to any new option grants. The Statement offers the company alternative methods of adopting this final rule. At the present time, the company has not yet determined which method it will use nor has it determined the financial statement impact.

      Statement of Financial Accounting Standards No. 148

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Salem adopted this statement and its adoption did not have a material impact on Salem’s financial position, results of operations or cash flows. As permitted under the statement, Salem continues to measure any expense related to stock options under the intrinsic value method and provides the required disclosures under the fair value method in Note 1 of its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facility and operating cash flow. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and our senior subordinated notes from operating cash flow and borrowings under our credit facility. We believe that cash on hand, cash flow from operations, and borrowings under the credit facility will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

      On May 5, 2004, we completed a follow-on public offering of our Class A common stock. We used the net proceeds of $65.7 million from this offering for working capital and general corporate purposes, including the Redemption of $55.6 million of our 9% Notes.

      Cash. Cash and cash equivalents were $11.0 million on December 31, 2004. Working capital was $28.9 million on December 31, 2004. Cash and cash equivalents were $5.6 million on December 31, 2003. Working capital was $27.8 million on December 31, 2003. The increase in cash and cash equivalents is primarily due to cash provided by operating activities of $39.3 million and the proceeds of our follow-on offering of $65.7 million during 2004, which was substantially offset by the Redemption of $55.6 million of our 9% Notes and capital expenditures of $17.9 million. In addition, $26.5 million in cash was used to acquire selected assets of six radio stations and the assets of an Internet portal operation during 2004. During 2004 we had borrowings of $24.0 million from our credit facilities which were offset by payments of $20.0 million against our credit facilities.

      Net cash provided by operating activities increased to $39.3 million for the year ended December 31, 2004 compared to $24.0 million in 2003, primarily due to an increase in station operating income, a $2.2 million write-off during 2003 of costs of denied / abandoned tower site and license upgrade as compared to a $0.7 million write-off during 2004, a $0.7 million write-off of costs of a terminated offering in 2003, lower interest expense in 2004 and improved accounts receivable collections and an increase in accrued expenses partially offset by a decrease in accounts payable and an increase in prepaid expenses.

      Net cash used by investing activities increased to $44.4 million for the year ended December 31, 2004, compared to $29.7 million in 2003. The increase is due to cash used for acquisitions ($26.5 million cash used to purchase selected assets of six radio stations and selected assets of an Internet business during 2004 as compared to $19.7 million cash used to purchase selected assets of seven radio stations during 2003) and capital expenditures of $17.9 million in 2004 compared to $9.0 million in 2003.

      Net cash provided by financing activities was $10.4 million in 2004, compared to net cash used by financing activities of $15.1 million for 2003. The decrease was primarily due to the proceeds of $65.7 million from our follow-on offering of our Class A common stock offset by the Redemption of $55.6 million of our 9% Notes, net borrowings under our credit facilities of $4.0 million in 2004 as compared to net repayments of $13.1 million in 2003, proceeds of $2.3 million from the exercises of stock options in 2004 as compared to proceeds of $0.4 million in 2003, partially offset by a payment of $5.0 million for a bond premium in 2004.

      Credit Facilities.  Our wholly-owned subsidiary, Salem Holding, is the borrower under our credit facilities. The credit facilities were amended and restated as of September 25, 2003 and amended in May 2004 and include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”) as well as a $75.0 million term loan facility (“term loan facility”). The description of the credit facilities as set forth below reflects the terms of the amendment and restatement. As of December 31, 2004, the borrowing capacity and aggregate commitments under our revolving credit facility was $75.0 and under our term loan facility was $75.0 million. The amount we can borrow, however, is subject to certain restrictions as described below. At December 31, 2004, $75.0 million was outstanding under the term loan facility and $9.0 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan facility steps down 0.5% each December 31 and June 30, commencing December 31, 2004. The term loan facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

      Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. For the term loan, the prime rate spread ranges from 0.5% to 1.0%, and the LIBOR spread ranges from 1.75% to 2.25%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2004, the blended interest rate on amounts outstanding under the credit facilities was 4.38%. If an event of default occurs, the rate may increase by 2.0%.

      The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired non-Christian formatted radio stations that we reformat to a Christian talk, conservative talk or Christian music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of December 31, 2004. The ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under our credit facilities at December 31, 2004, on a pro forma basis, was 4.49 to 1, resulting in a borrowing availability of approximately $65.6 million.

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

      As of December 31, 2004, management believes we were in compliance with all of the covenants under our terms of the credit facilities.

      9½% Notes. In September 1997, we issued $150.0 million principal amount of 9½% Notes. In July 1999, we repurchased $50.0 million in principal amount of those notes with a portion of the net proceeds of our initial public offering. In January 2003, we redeemed the remaining $100.0 million in principal amount of the 9½% Notes from the proceeds of the issuance of $100.0 million principal amount of 7¾% Notes. As a result of this redemption, we incurred a non-cash charge in the first quarter of 2003 of approximately $1.7 million for the write-off of unamortized bond issue costs. This was in addition to the $4.8 million premium paid in connection with this redemption.

      9% Notes. In September 2001, Salem Holding issued $150.0 million principal amount of 9% Notes. The indenture for the 9% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. During the second quarter of 2004, Salem completed the Redemption of $55.6 million of the 9% Notes, leaving $94.4 million outstanding. After giving effect to the Redemption, Salem Holding is required to pay $8.5 million per year in interest on the outstanding 9% Notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 9% Notes.

      As a result of the Redemption of $55.6 million of 9% Notes, we incurred a non-cash charge in the second quarter of 2004 of approximately $1.6 million for the write-off of unamortized bond issue costs in addition the $5.0 million premium paid in connection with the Redemption. The $6.6 million was reported as loss on early redemption of long-term debt in the Statements of Operations.

      As of December 31, 2004, management believes we were in compliance with all of the covenants under the indenture for the 9% Notes.

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

      As of December 31, 2004, management believes we were in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of Long-Term Debt Obligations	As of December 31, 2004

(Dollars in thousands)

Term loan under credit facility	$75,000
Revolving line of credit under credit facility	9,000
9% senior subordinated notes due 2011	94,370
7¾% senior subordinated notes due 2010	100,000
Fair market value of interest swap agreement	3,732
Capital leases and other loans	67

282,169
Less current portion	1,145

$281,024

OFF-BALANCE SHEET ARRANGEMENTS

      At December 31, 2004 and 2003, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

      Future minimum contractual obligations, including capital and operating leases, revolving bank and bond issue debt, excluding associated interest costs, as well as other long-term obligations as of December 31, 2004, are as follows:

	Payments Due by Period

		Less
Contractual		than 1	1-3	3-5	More Than 5
Obligations	Total	year	years	years	years

	(Dollars in thousands)

Long-term debt	$278,370	$1,125	$1,500	$10,500	$265,245
Capital lease obligations and other loans	67	20	40	7	—
Operating leases	60,836	8,516	13,503	9,062	29,755

Total contractual cash obligations	$339,273	$9,661	$15,043	$19,569	$295,000

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

      At December 31, 2004, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement related to our $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $3.7 million at December 31, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement is included with long-term assets, and the fair value of the debt hedged by the swap is recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2004 was reduced by $2.8 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 4.31% for the six month period ended June 30, 2004 and was 5.03% for the six month period ending December 31, 2004. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.

      We had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to our 9% Notes. This agreement was to expire in 2011 when the 9% Notes mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized $0.1 million in buyout premium which will be amortized into interest expense over the remaining life of the 9% Notes. We recognized approximately $25,000 in interest expense related to the amortization of capitalized buyout premium for the year ended December 31, 2004. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2004 was reduced by $0.5 million as a result of the difference between the 9.0% fixed interest rate on our debt and the floating interest rate under the swap agreement, which was 6.08% for the six months ended June 30, 2004 and was 6.80% for the six month period ending December 31, 2004.

MARKET RISK

     In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of September 30, 2004, we had borrowed $84.0 million under the credit facilities. As of December 31, 2004, we could borrow up to an additional $65.6 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facilities, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. As of December 31, 2004, the blended interest rate on amounts outstanding under the credit facilities was 4.38%. At December 31, 2004, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $0.8 million on an annualized basis.

     In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.4 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of December 31, 2004, with an aggregate fair value of $211.7 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $201.8 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $222.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Salem Communications Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

      Los Angeles, California
      March 11, 2005

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,620	$10,994
Accounts receivable (less allowance for doubtful accounts of $9,423 in 2003 and $8,109 in 2004)	31,509	29,535
Other receivables	3,071	1,629
Prepaid expenses	1,747	2,083
Due from stockholders	83	—
Deferred income taxes	4,754	4,683

Total current assets	46,784	48,924
Property, plant and equipment, net	97,393	102,987
Broadcast licenses	381,740	406,290
Goodwill	11,129	11,419
Amortizable intangible assets, net of accumulated amortization of $4,736 in 2003 and $6,269 in 2004	4,262	2,757
Bond issue costs	5,631	3,342
Bank loan fees	3,988	3,710
Fair value of interest rate swap	6,045	4,142
Other assets	3,039	2,213

Total assets	$560,011	$585,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535	$581
Accrued expenses	5,454	6,471
Accrued compensation and related	4,661	5,310
Accrued interest	7,127	5,136
Deferred revenue	1,163	1,402
Current portion of long-term debt and capital lease obligations	15	1,145

Total current liabilities	18,955	20,045
Long-term debt and capital lease obligations, less current portion	330,046	277,292
Fair value in excess of book value of debt hedged with interest rate swap	6,045	3,732
Deferred income taxes	28,999	32,715
Deferred revenue	3,472	3,364
Other liabilities	672	999
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 17,956,567 shares and 20,408,742 in 2003 and 2004, respectively	180	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	148,538	216,996
Retained earnings	23,048	30,381

Total stockholders’ equity	171,822	247,637

Total liabilities and stockholders’ equity	$560,011	$585,784
See accompanying notes

53

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,

	2002	2003	2004

Net broadcasting revenue	$156,216	$170,483	$187,543
Other media revenue	8,054	7,865	9,342

Total revenue	164,270	178,348	196,885
Operating expenses:
Broadcasting operating expenses (including $1,146, $1,191 and $1,101 for the years ended December 31, 2002, 2003 and 2004, respectively, paid to related parties)	103,809	109,043	115,896
Cost of denied / abandoned tower site and license upgrade	—	2,202	746
Other media operating expenses	7,709	7,942	8,600
Legal settlement	2,300	—	—
Corporate expenses (including $307, $277 and $342 for the years ended December 31, 2002, 2003 and 2004, respectively, paid to related parties)	14,387	16,091	17,480
Cost of terminated offering	—	651	—
Depreciation (including $429, $515 and $414 for the years ended December 31, 2002, 2003 and 2004, respectively, for other media businesses)	9,537	10,703	10,900
Amortization (including $286, $644 and $620 for the years ended December 31, 2002, 2003 and 2004, respectively, for other media businesses)	1,909	1,588	1,533
Loss on disposal of assets	567	214	3,266

Total operating expenses	140,218	148,434	158,421

Operating income	24,052	29,914	38,464
Other income (expense):
Interest income	255	212	171
Interest expense	(27,162)	(23,474)	(19,931)
Loss on early retirement of debt	—	(6,440)	(6,588)
Other expense, net	(458)	(410)	(116)

Income (loss) before income taxes and discontinued operations	(3,313)	(198)	12,000
Provision (benefit) for income taxes	(1,323)	479	4,576

Income (loss) before discontinued operations	(1,990)	(677)	7,424
Income (loss) from discontinued operations (including gain on sale of $15,909 net of taxes of $11,967 for the year ended December 31, 2002)	15,995	—	(91)

Net income (loss)	$14,005	$(677)	$7,333

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,

	2002	2003	2004

Basic earnings (loss) per share data:
Earnings (loss) before discontinued operations	$(0.08)	$(0.03)	$0.29
Income (loss) from discontinued operations	0.68	—	—
Net earnings (loss) per share	0.60	(0.03)	0.29

Diluted earnings (loss) per share data:
Earnings (loss) before discontinued operations	$(0.08)	$(0.03)	$0.29
Income (loss) from discontinued operations	0.68	—	—
Net earnings (loss) per share	0.59	(0.03)	0.29

Basic weighted average shares outstanding	23,473,821	23,488,898	25,220,678

Diluted weighted average shares outstanding	23,582,906	23,488,898	25,371,649

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B
	Common Stock		Common Stock		Additional
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Stockholders’ equity, January 1, 2002	17,904,942	$179	5,553,696	$56	$147,415	$9,720	$157,370
Options exercised	25,475	—	—	—	553	—	553
Net income	—	—	—	—	—	14,005	14,005

Stockholders’ equity, December 31, 2002	17,930,417	179	5,553,696	56	147,968	23,725	171,928
Options exercised	26,150	1	—	—	402	—	403
Tax benefit related to stock options exercised	—	—	—	—	168	—	168
Net loss	—	—	—	—	—	(677)	(677)

Stockholders’ equity, December 31, 2003	17,956,567	180	5,553,696	56	148,538	23,048	171,822
Public issuance of class A common stock	2,325,000	23	—	—	65,691	—	65,714
Options exercised	127,175	1	—	—	2,272	—	2,273
Tax benefit related to stock options exercised	—	—	—	—	495	—	495
Net income	—	—	—	—	—	7,333	7,333

Stockholders' equity, December 31, 2004	20,408,742	$204	5,553,696	$56	$216,996	$30,381	$247,637

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,

	2002	2003	2004
OPERATING ACTIVITIES
Net income (loss)	$14,005	$(677)	$7,333
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of discontinued operations, net of tax	(15,909)	—	91
Depreciation and amortization	11,446	12,291	12,433
Amortization of bank loan fees	633	853	775
Amortization of bond issue costs	976	761	711
Provision for bad debts	4,237	6,136	3,821
Deferred income taxes	(2,123)	80	3,787
Loss on disposal of assets	567	214	3,266
Tax benefit related to stock options exercised	—	168	496
Loss on early extinguishment of debt, before taxes	—	6,440	6,588
Costs of denied tower site and license upgrade	—	2,202	746
Cost of terminated offering	—	651	—
Changes in operating assets and liabilities:
Accounts receivable	(7,238)	(6,949)	(1,847)
Prepaid expenses and other current assets	(992)	(1,042)	1,189
Accounts payable and accrued expenses	982	1,075	(370)
Deferred revenue	(221)	2,580	131
Other liabilities	(117)	(137)	156
Income taxes	568	(612)	—

Net cash provided by operating activities	6,814	24,034	39,306

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,320)	(8,978)	(17,869)
Deposits on acquisitions of radio station assets	(100)	(125)	(425)
Purchases of radio station assets	(55,215)	(19,816)	(26,460)
Proceeds from sale of property, plant and equipment and broadcast licenses	45,000	406	1
Other assets	(1,383)	(1,175)	394

Net cash used in investing activities	(27,018)	(29,688)	(44,359)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	—	65,714
Payments for redemption of 9% Notes	—	—	(55,630)
Proceeds from issuance of long-term debt	99,750	—	—
Proceeds of long-term debt and notes payable	48,450	95,400	24,000
Payments of long-term debt and notes payable	(17,000)	(108,450)	(20,000)
Proceeds from exercise of stock options	553	403	2,272
Issuance of loans and capital lease obligations	—	—	24
Payments on capital lease obligations	(589)	(36)	(18)
Payments for interest rate swap	—	—	(440)
Payments of costs related to bank credit facility	—	(1,517)	(497)
Payments of bond issue costs	(895)	(851)	—
Payment of bond premium	—	—	(4,998)
Deposit to redeem long-term debt	(107,661)	—	—

Net cash provided by (used in) financing activities	22,608	(15,051)	10,427

Net increase (decrease) in cash and cash equivalents	2,404	(20,705)	5,374
Cash and cash equivalents at beginning of period	23,921	26,325	5,620

Cash and cash equivalents at end of period	$26,325	$5,620	$10,994
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,854	$28,115	$23,627
Income taxes	368	1,225	300

See accompanying notes

57

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

      The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. The Company excluding its subsidiaries is herein referred to as Parent. In May 2000, the Company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation (“HoldCo”) and Salem Communications Acquisition Corporation (“AcquisitionCo”), each a Delaware corporation. HoldCo is the issuer of the 9% Senior Subordinated Notes due 2011 (“9% Notes”) and the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”). HoldCo is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. In July 2000, the Company formed SCA License Corporation (“SCA”), a Delaware corporation. HoldCo and AcquisitionCo are direct subsidiaries of the Company; SCA is a wholly-owned subsidiary of AcquisitionCo. Parent, AcquisitionCo and all of its subsidiaries and all of the subsidiaries of HoldCo are Guarantors of the 9% Notes and the 7¾% Notes discussed in Note 5. The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company’s direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis, the 9% Notes and the 7¾% Notes. SCA owns the assets of nine radio stations as of December 31, 2004. See Note 12 for certain consolidating information with respect to the Company.

Description of Business

      Salem is a domestic U.S. radio broadcast company, which has traditionally provided talk and music programming targeted at audiences interested in Christian and family issues. Salem operated 98 and 92 radio stations across the United States at December 31, 2004 and 2003, respectively. The Company also owns and operates Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”) and Salem Radio Representatives (“SRR”). SRN, SNN, SMN and RSN are radio networks, which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem’s stations. SRR sells commercial air time to national advertisers for Salem’s radio stations and networks, and for independent radio station affiliates.

      Salem also owns and operates Salem Web Network (“SWN”) and Salem Publishing. SWN provides on-demand audio streaming and related services. Salem Publishing publishes magazines that follow the Christian music industry. The revenue and related operating expenses of these businesses are reported as “other media” on the consolidated Statements of Operations.

Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. The carrying value of the Company’s cash equivalents approximated fair value at each balance sheet date.

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

      Revenue from the sale of products and services from the Company’s other media businesses is recognized when the products are shipped and the services are rendered. Revenue from the sale of advertising in Salem Publishing’s publications is recognized upon publication. Revenue from the sale of subscriptions to Salem Publishing’s publications is recognized over the life of the subscription.

      Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcasting revenue for the years ended December 31, 2002, 2003 and 2004 was approximately $4.6 million, $5.5 million and $5.4 million, respectively, and barter expenses were approximately the same as barter revenue for each period. The Company records its broadcast advertising provided in exchange for goods and services as broadcasting revenue and the goods or services received in exchange for such advertising as broadcasting operating expenses.

Accounting For Stock Based Compensation

      Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant.

      The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” See Note 7.

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma income (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the years ended December 31, 2002, 2003 and 2004 would have changed to the following pro forma amounts:

	Year Ended December 31,

	2002	2003	2004

Net income (loss), as reported	$14,005	$(677)	$7,333
Add: Stock-based compensation, as reported	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	586	790	4,920

Pro forma net income (loss)	$13,419	$(1,467)	$2,413

Income (loss) per share:
Basic income (loss) per share - as reported	$0.60	$(0.03)	$0.29
Basic income (loss) per share - pro forma	$0.57	$(0.06)	$0.10
Diluted income (loss) per share - as reported	$0.59	$(0.03)	$0.29
Diluted income (loss) per share - pro forma	$0.57	$(0.06)	$0.10

      Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the years ended December 31, 2002, 2003 and 2004 was $13.21, $9.25, and $14.64, respectively. The pro forma effect on the Company’s net income (loss) and basic and diluted income (loss) per share for 2002, 2003 and 2004 is not representative of the pro forma effect in future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions were used for grants made in 2002: dividend yield of 0%; expected volatility of 55.9%; risk-free interest rate of 4.5%; expected life of 4 years. The following assumptions were used for grants made in 2003: dividend yield of 0%; expected volatility of 132.8%; risk-free interest rate of 4.35%; expected life of 4 years. The following assumptions were used for grants made in 2004: dividend yield of 0% expected volatility with a range of 134.3% to 138.1%; risk-free interest rate of 4.61%; expected life of 4 years.

Accounting for upgrades of radio station and network assets

      From time to time the Company undertakes projects to upgrade its radio station technical facilities and/or FCC licenses. The Company’s policy is to capitalize costs up to the point where the project is complete, at which point the Company transfers the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, the Company will assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. If the required approval is not considered probable, the Company will write-off the capitalized costs of the project. The write-offs are included in “Cost of denied / abandoned tower site and license upgrade” in the Company’s Consolidated Statements of Operations.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities and the primary beneficiary of such entities. An entity that qualifies as a variable interest entity must be consolidated by its primary beneficiary. All other holders of interests in a variable interest entity must disclose the nature, purpose, size and activity of the variable interest entity as well as their maximum exposure to losses as a result of involvement with the variable interest entity. The Company does not have any special-purpose entities, as defined. The Company adopted Interpretation No. 46 on January 1, 2004. The adoption of Interpretation No. 46 did not have a material effect on the Company’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” In addition, SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases.” The Company adopted this statement on January 1, 2003 and its adoption resulted in the classification of any loss on early retirement of debt in other income and expense rather than as an extraordinary item under the prior rules.

      On October 13, 2004, the FASB reached a conclusion on Statement 123R, “Share-Based Payment.” The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees” for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005 and it applies to unvested options granted prior to that date in addition to any new option grants. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement and its adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. As permitted under the statement, the Company continues to measure any expense related to stock options under the intrinsic value method and provides the required disclosures under the fair value method in Note 1.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software	3-5 years
Record and tape libraries	20 years
Automobiles	5 years
Leasehold improvements	15 years or life of lease

      The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 2002, 2003 and 2004.

Amortizable Intangible Assets

      Intangible assets acquired in conjunction with the acquisition of various radio stations and other media businesses are being amortized over the following estimated useful lives using the straight-line method:

Customer lists and contracts	5 years or life of contract
Favorable and assigned leases	Life of the lease
Other	5-10 years

      Based on the amortizable intangible assets as of December 31, 2004, the Company estimates amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense

(Dollars in thousands)
2005	$1,287
2006	737
2007	442
2008	68
2009	65

      The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of intangible assets have been made during the years ended December 31, 2002, 2003 and 2004.

Goodwill and Indefinite Lived Intangible Assets

      Goodwill and assets with indefinite lives are not amortized but these accounts must be reviewed for impairment, at least annually, or when events indicate that an impairment exists. The Company completed the impairment tests in the fourth quarter of 2004 and continues to review the accounts for impairment on an on-going basis. The Company estimates fair value of its indefinite lived intangibles using a combination of market analysis, review of appraisals and cash flow analysis.

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

      The Company had one interest rate swap agreement outstanding as of December 31, 2004, which was used to manage the Company’s exposure to changes in the fair value of recognized assets or liabilities that may have resulted due to changes in interest rates. The counter party to this interest rate swap agreement was a major financial institution. Although the Company was exposed to credit loss in the event of nonperformance by the counter party, Salem did not anticipate nonperformance by the counter party nor did Salem expect any such loss to be material.

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

      At December 31, 2004, an interest rate swap agreement with a notional principal amount of $66.0 million was outstanding. This agreement related to the Company’s $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes matured, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. The estimated fair value of this swap agreement and the excess of fair value over the book value of the debt hedged by the swap, based on current market rates, were each $3.7 million at December 31, 2004. Changes in the fair value of the swap and the changes in the fair value of debt being hedged are recorded as part of interest expense. The fair value of the swap agreement was included with long-term assets, and the fair value of the debt hedged by the swap was recorded in long-term debt consistent with the maturity date of the swap and related debt. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2004 was reduced by $2.8 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 4.31% for the six month period ended June 30, 2004 and was 5.03% for the six month period ending December 31, 2004. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.

      The Company had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to the Company’s 9% Notes. This agreement was to expire in 2011 when the 9% Notes mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized $0.1 million in buyout premium which will be amortized into interest expense over the remaining life of the 9% Notes. The Company recognized approximately $25,000 in interest expense related to the amortization of capitalized buyout premium for the year ended December 31, 2004. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the year ended December 31, 2004 was reduced by $0.5 million as a result of the difference between the 9.0% fixed interest rate on the debt and the floating interest rate under the swap agreement, which was 6.08% for the six month period ended June 30, 2004 and was 6.80% for the six month period ending December 31, 2004.

Income Taxes

      The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not had any transactions that are required to be reported as a component of other Comprehensive Income other than the net income (loss) reported in the Statements of Operations.

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

      Options to purchase 7,500 and 762,875 shares of Class A common stock with exercise prices greater than the average market prices of Class A common stock were outstanding at December 31, 2002 and 2004, respectively. Options to purchase 745,915 shares of Class A common stock were outstanding as of December 31, 2003. These options were excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

      The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,

	2002	2003	2004

Weighted average shares	23,473,821	23,488,898	25,220,678
Effect of dilutive securities - stock options	109,085	—	150,971

Weighted average shares adjusted for dilutive securities	23,582,906	23,488,898	25,371,649

Segments

      The Company presents its segment information in Note 12.

Concentrations of Business and Credit Risks

      The majority of the Company’s operations are conducted in multiple locations across the country. The Company’s credit risk is spread across a large number of customers, none of which account for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, credit histories are reviewed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers’ payment history and perceived credit risks. Bad debts have been within management’s expectations.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates are allowance for bad debts, income tax valuation allowance and impairment analysis for intangible assets including broadcast licenses and goodwill as well as other long-lived assets.

Reclassifications

      Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS

      During the year ended December 31, 2004, the Company purchased selected assets (principally broadcast licenses) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
May 28, 2004	KJPN-AM	Honolulu, HI	$500	Yes
June 28, 2004	WAFS (now WGKA-AM)	Atlanta, GA	16,545	Yes
August 13, 2004	KHUI-FM	Honolulu, HI	1,850	Yes
August 13, 2004	KPOI-FM (now KHNR-FM)	Honolulu, HI	1,850	Yes
September 30, 2004	WQBH-AM (now WDTK-AM)	Detroit, MI	4,750	Yes
November 2, 2004	KIIS-AM	Oxnard-Ventura, CA	800	Yes

			$26,295

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars
		in thousands)
Asset
	Property and equipment	$1,865
	Broadcast licenses	24,430

		$26,295

      On July 30, 2004, the company acquired the assets of the Internet portal operations of Christianjobs.com for $0.4 million.

      On September 29, 2004, the Company entered into an agreement to exchange selected assets of radio stations WZFS-FM, Chicago, Illinois and KSFB-FM, San Francisco, California for selected assets of radio stations WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas, KHCK-AM, Dallas, Texas and KOSL-FM, Sacramento, California. The Company began to operate WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas and KHCK-AM, Dallas, Texas effective November 1, 2004 and KOSL-FM, Sacramento, California effective November 15, 2004 under local marketing agreements. Additionally, the company discontinued operating the stations it will be divesting under a local marketing agreement effective November 1, 2004.

      During the year ended December 31, 2003, the Company purchased the assets (principally broadcast licenses) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
August 1, 2003	WBGB-FM, WGJR-AM, WZNZ-AM, WZAZ-AM	Jacksonville, FL	$8,693	No
October 6, 2003	KKCS-AM(now KZNT-AM)	Colorado Springs, CO	1,500	Yes
October 7, 2003	KCEE-FM	Sacramento, CA	986	Yes
October 31, 2003	WBPS-AM (now WTTT-AM)	Boston, MA	8,480	Yes

			$19,659

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars
		in thousands)
Asset
	Property and equipment	$1,605
	Broadcast licenses	18,054

		$19,659

      During the year ended December 31, 2002, the Company purchased the assets (principally broadcast licenses) of the following radio stations:

			Allocated
			Purchase	Format
Acquisition Date	Station	Market Served	Price	Changed

			(Dollars
			in thousands)
January 12, 2002	KLNA-AM (now KKFS-FM)	Sacramento, CA	$8,650	Yes
February 15, 2002	KIKN-AM	Seattle, WA	525	Yes
May 2, 2002	KJUN-AM (now KFIS-FM)	Portland, OR	35,800	Yes
August 13, 2002	KJPN-AM (now KHCM-AM)	Honolulu, HI	650	Yes
December 18, 2002	WRLG-FM and WYYB-FM	Nashville, TN	5,600	Yes

			$51,225

      The purchase price has been allocated to the assets acquired as follows:

		Amount

		(Dollars
		in thousands)
Asset
	Property and equipment	$1,070
	Broadcast licenses	50,155

		$51,225

      On September 30, 2002, the Company sold the assets of radio stations WYGY-FM, Cincinnati, Ohio for $45.0 million. Of the proceeds, $30.0 million was placed in an account with a qualified intermediary under a like-kind exchange agreement in order to preserve the Company’s ability to effect a tax-deferred exchange. The sale of WYGY-FM was treated as a discontinued operation, and accordingly, the gain on sale of the assets of WYGY-FM of $15.9 million (net of deferred taxes of $12.0 million) and the operations of the WYGY-FM were reflected in income (loss) from discontinued operations in the accompanying statement of operations. All prior periods were restated to reflect the operations of WYGY-FM net in income (loss) from discontinued operations to be consistent with the current period presentation. Net broadcasting revenue from the operations of WYGY-FM was $2.3 million for the year ended December 31, 2002. Loss before income taxes was $0.2 million for the year ended December 31, 2002.

      On October 4, 2002, the Company acquired the assets of the Internet portal operations of Crosswalk.com for $4.1 million. The Company began to operate Crosswalk.com pursuant to a local marketing agreement on September 3, 2002.

3. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following:

	December 31,

	2003	2004

	(Dollars in thousands)

Land	$11,183	$15,911
Buildings	16,643	16,960
Office furnishings and equipment	29,337	26,248
Antennae, towers and transmitting equipment	53,284	51,170
Studio and production equipment	29,275	27,002
Computer software	3,741	1,930
Record and tape libraries	469	282
Automobiles	787	922
Leasehold improvements	10,034	10,668
Construction-in-progress	5,145	11,120

	159,898	162,213
Less accumulated depreciation	62,505	59,226

	$97,393	$102,987

      During 2004 Salem conducted a comprehensive physical inventory of its property, plant and equipment. Based on the results of the inventory, Salem wrote-off certain assets, with a net book value of approximately $3.1 million which was charged to loss on disposal of assets during the year ended December 31, 2004.

4. LONG-TERM DEBT

      Long-term debt consisted of the following:

	December 31,

	2003	2004

	(Dollars in thousands)

Term loan under credit facility	$75,000	$75,000
Revolving line of credit under credit facility	5,000	9,000
9% Senior Subordinated Notes due 2011	150,000	94,370
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Fair value of interest swap	6,045	3,732
Capital leases and other loans	61	67

	336,106	282,169
Less current portion	15	1,145

	$336,091	$281,024

      Since the revolving line of credit under credit the facility and the term loan under the credit facility carry floating interest rates, the carrying amounts approximate fair market value. The 9% Notes were issued in June 2001 at par. The 7¾% Notes were issued in December 2002 at par. At December 31, 2004, the fair market value of the 9% Notes and the 7¾% Notes was approximately $103.6 million and $108.1 million, respectively.

Revolving Line of Credit with Banks

      HoldCo has a credit agreement with a syndicate of lending institutions (the “Credit Agreement”) to provide for borrowing capacity of up to $75.0 million under a term loan and up to $75.0 million under a revolving line of credit. The maximum amount that HoldCo may borrow under the Credit Agreement is limited by a ratio of Holdco's existing total adjusted funded debt to pro forma twelve-month cash flow as defined in the Credit Agreement (the “Total Leverage Ratio”). At December 31, 2004, the Total Leverage Ratio allowed under the credit facility was 6.75 to 1. The Total Leverage Ratio under the Credit Agreement at December 31, 2004 was 4.49 to 1, resulting in a borrowing availability of approximately $65.6 million. The maximum Total Leverage Ratio allowed under the Credit Agreement will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009.

      The Credit Agreement contains additional restrictive covenants customary for a credit facility of the size, type and purpose contemplated which, with specified exceptions, limits the Company’s ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of its business. The Credit Agreement also requires the Company to satisfy specified financial covenants, which covenants require the Company on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005, increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (a static ratio of 3.0 to 1 prior to the issuance of $50.0 million in New Subordinated Notes, after any such issuance the ratio shall not exceed 2.5 to 1), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). The Company and all of its subsidiaries, except for HoldCo, are guarantors of borrowings under the Credit Agreement. The Credit Agreement is secured by liens on all of the Company’s and its subsidiaries’ assets and pledges of all of the capital stock of the Company’s subsidiaries.

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

      During the quarter ended June 30, 2004, the Company repurchased an aggregate amount of $55.6 million of its 9% Notes through a combination of redemptions and open market repurchases (the “Redemption”) pursuant to the terms of the indenture governing the 9% Notes. The Redemption resulted in a loss on early retirement of long-term debt of approximately $6.6 million. The Company used the proceeds from its follow-on offering of 2.3 million shares of Class A common stock issued in May 2004, to complete the Redemption.

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

      In December 2002, the Company issued $100.0 million of 7¾% Notes, the proceeds of which were used to redeem all of the then outstanding 9½% Notes on January 22, 2003 (see 7¾% Senior Subordinated Notes due 2010 below). As a result of this redemption, the Company incurred a non-cash charge in 2003 of $1.7 million for the write-off of unamortized bond issue costs. This was in addition to the $4.75 million premium paid in 2003 in connection with this redemption.

      In January 2003, the Company redeemed the remaining $100.0 million in principal amount of the 9½% Notes from the proceeds of the issuance of $100.0 million principal amount of 7¾% Notes. As a result of this redemption, the Company incurred a non-cash charge in the first quarter of 2003 of approximately $1.7 million for the write-off of unamortized bond issue costs. This was in addition to the $4.8 million premium paid in connection with this redemption.

7¾% Senior Subordinated Notes due 2010

      In December 2002, HoldCo issued $100.0 million of the Company’s 7¾% Senior Subordinated Notes, the proceeds of which were used to redeem the 9½% Notes on January 22, 2003.

      The 7¾% Notes have interest payment dates on June 15 and December 15, commencing June 15, 2003. Principal is due on the maturity date, December 15, 2010. The 7¾% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2007, at the redemption prices specified in the indenture. In addition, until December 15, 2005, HoldCo may redeem up to 35% of the aggregate principal amount of the 7¾% Notes. The 7¾% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (Salem Communications Corporation and all of its subsidiaries (other than HoldCo)). The 7¾% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company’s obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

Other Debt

      The Company has several capital leases related to various data processing equipment. The obligation recorded at December 31, 2003 and 2004 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2004, for each of the next five years and thereafter are as follows:

		Amount

		(Dollars in thousands)

2005		$1,145
2006		773
2007		767
2008		755
2009		9,752
	Thereafter	265,245

		278,437
	Fair value of interest rate swap	3,732

		$282,169

5. INCOME TAXES

      The consolidated provision (benefit) for income taxes for Salem consisted of the following at December 31:

	2002	2003	2004

	(Dollars in thousands)
Current:
Federal	$—	$—	$—
State	729	399	275

	729	399	275

Deferred:
Federal	7,893	(942)	5,940
State	2,022	328	(2,670)

	9,915	(614)	3,270

Total current and deferred taxes	10,644	(215)	3,545
Change in valuation allowance	—	694	1,027
Current tax benefit reflected in discontinued operations	(11,967)	—	(56)

Income tax provision (benefit)	$(1,323)	$479	$4,516

      The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2003	2004

	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$4,664	$4,621
Net operating loss, AMT credit and other carryforwards	25,800	34,129
State taxes	89	64

Total deferred tax assets	30,553	38,814
Valuation allowance for deferred tax assets	(2,048)	(3,075)

Net deferred tax assets	28,505	35,739
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	12,207	13,257
Excess of net book value of intangible assets for financial reporting purposes over tax basis	40,543	50,514

Total deferred tax liabilities	52,750	63,771

Net deferred tax liabilities	$24,245	$28,032

      The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,

	2003	2004

	(Dollars in thousands)

Deferred income tax asset per balance sheet	$4,754	$4,683
Deferred income tax liability per balance sheet	(28,999)	(32,715)

	$(24,245)	$(28,032)

      A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income (loss) before income taxes and discontinued operations, is as follows:

	Year Ended December 31,

	2002	2003	2004

Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net	(5.8)	223.0	5.0
Nondeductible expenses	5.9	51.4	0.9
Change in valuation allowance	(5.0)	—	—
Other, net	—	2.7	(2.8)

	(39.9)%	242.1%	38.1%

      At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $73.6 million which expire in 2010 through 2023 and for state income tax purposes of approximately $198.7 million which expire in years 2005 through 2023. For financial reporting purposes at December 31, 2004 the Company has a valuation allowance of $3.1 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards which may not be realized.

6. COMMITMENTS AND CONTINGENCIES

      On March 9, 2005, Pipefitters, Locals 522 & 633 Pension Trust Fund filed a Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against Salem, its directors, certain of its officers and certain underwriters of the Company’s April 2004 public offering of Class A common stock. In the purported class action, the plaintiff asserts claims under the Securities Act of 1933 on behalf of a putative class of all persons who purchased the Company’s equity securities pursuant or traceable to that offering. The complaint alleges that the offering documents failed to disclose that the Company’s financial statements overstated its fixed assets and that the Company’s internal controls were flawed with respect to its ability to value fixed assets and, that the offering documents contained misstatements regarding the Company’s fixed assets and internal controls. The complaint seeks rescission or damages in excess of $5 million, interest, attorneys fees and other costs, as well as equitable and injunctive relief. The complaint was served on the Company on March 15, 2005.

      The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims including the purported class action described above. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. Except with respect to the purported class action described above which has not yet been assessed due to its recent commencement, the Company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

      Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $8.3 million, $9.0 million and $9.5 million in 2002, 2003 and 2004, respectively.

      On December 6, 2000, Gospel Communications International (“GCI”) made a demand for arbitration upon the Company. On July 15, 2002, the Company reached a settlement with GCI for $2.3 million.

      Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, are as follows:

	Related
	Parties	Other	Total

	(Dollars in thousands)
2005	$1,218	$7,298	$8,516
2006	1,152	6,466	7,618
2007	853	5,032	5,885
2008	803	4,119	4,922
2009	491	3,649	4,140
Thereafter	475	29,280	29,755

	$4,992	$55,844	$60,836

7. STOCK OPTION PLAN

      The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 1,600,000 shares are authorized under the Plan. Options generally vest over four or five years and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. At December 31, 2004, the Company had 684 shares available for future grants under the Plan.

      A summary of stock option activity is as follows:

		Weighted		Weighted
		Average	Exercisable	Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1, 2002	530,230	$18.65	126,580	$19.82
Granted	65,565	$23.08
Cancelled	15,375	$16.52
Exercised	25,475	$20.02

Outstanding at December 31, 2002	554,945	$19.17	238,320	$19.31
Granted	224,320	$23.21
Cancelled	7,200	$18.33
Exercised	26,150	$15.32

Outstanding at December 31, 2003	745,915	$20.54	353,515	$19.07
Granted	860,126	$28.63
Cancelled	10,900	$18.84
Exercised	127,175	$17.87

Outstanding at December 31, 2004	1,467,966	$25.53	650,399	$23.81

      Additional information regarding options outstanding as of December 31, 2004, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price

$9.00 - $12.00	38,750	3.7	$11.60	38,750	$11.60
$12.00 - $15.00	89,375	3.8	$14.77	59,625	$14.76
$15.00 - $18.00	24,920	5.8	$16.88	24,170	$16.92
$21.00 - $24.00	397,420	5.0	$22.55	227,520	$22.64
$24.00 - $27.00	159,626	7.4	$25.11	60,376	$25.49
$27.00 - $30.00	757,875	5.8	$29.44	239,958	$29.40

$9.00 - $30.00	1,467,966	5.6	$25.53	650,399	$23.81

8. RELATED PARTY TRANSACTIONS

Leases with Principal Stockholders

      A trust controlled by the President and Chief Executive Officer of the Company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense included in operating expense for 2002, 2003 and 2004 amounted to $52,000, $126,000 and $123,000, respectively.

      Land and buildings occupied by various Salem radio stations are leased from the principal stockholders of Salem. Rental expense under these leases included in operating expense for 2002, 2003 and 2004 amounted to $1.1 million in each of the years.

Radio Stations Owned by the Eppersons

      Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, has personally acquired four radio stations in the Norfolk-Virginia Beach-Newport News, Virginia market. Additionally, Mr. Epperson’s son, Stuart W. Epperson, Jr., has acquired certain radio stations in the Greensboro-Winston-Salem, North Carolina market. These Virginia and North Carolina markets are not currently served by stations owned and operated by the Company. Acquisitions in such markets are not part of the Company’s current business and acquisition strategies. Under his employment agreement, Mr. Epperson is required to offer the Company a right of first refusal of opportunities related to the Company’s business.

Radio Stations Owned by Mr. Hinz

      Mr. Hinz, a director of the Company, through companies or entities controlled by him, operates 19 radio stations in Southern California. These radio stations are formatted in Christian teaching and talk programming in the Spanish language. Operating radio stations with such programming in the markets reached by such stations is not part of the Salem’s current business strategy.

Focus on the Family and Mr. Hodel

      Until February 24, 2005, Mr. Hodel, a director of the Company, was President and Chief Executive Officer of Focus on the Family, a non-profit organization that is a substantial customer of Salem. Mr. Hodel resigned from his position as of February 24, 2005. During 2004, the Company was paid approximately $3.4 million by Focus on the Family for airtime.

Truth For Life and Mr. Hinz

      Mr. Hinz is a member of the board of directors of Truth For Life, a non-profit organization that is a substantial customer of Salem. During 2004, the Company was paid approximately $1.1 million by Truth For Life for airtime.

Split-Dollar Life Insurance

      The Company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. The premiums were $226,000, $134,000 and $219,000 for the years ended December 31, 2002, 2003 and 2004, respectively. In 2003, the Company became the owner of the policies. The Company is entitled to recover all of the premiums paid on these policies, which have been reserved completely as they have been recorded at the lower of the receivable or insurance cash surrender value. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

      From time to time, the Company rents aircraft from a company which is owned by Edward G. Atsinger III, one of the principal stockholders. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at what the Company believes are favorable rates and uses them for general corporate needs. Total rental expense for these aircraft for 2002, 2003 and 2004 amounted to approximately $307,000, $277,000 and $342,000, respectively.

9. DEFINED CONTRIBUTION PLAN

      In 1993, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. Prior to January 1, 2003, the company matched 25% of the amounts contributed by each participant but did not match participants’ contributions in excess of 6% of their compensation per pay period. The Company contributed and expensed $551,000, $511,000 and $922,000 to the 401(k) Plan in 2002, 2003 and 2004, respectively.

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

      On May 5, 2004, Salem sold 2,325,000 shares of its Class A common stock at $30.00 per share in a public offering, generating offering proceeds of approximately $65.7 million, net of approximately $4.0 million of offering commissions and costs.

      In addition, the Chairman and Chief Executive Officer sold 290,000 shares and 485,000 shares of Class A common stock, respectively, in the public offering in May 2004, that were beneficially owned by them. Salem did not receive any monies from the sale of shares by these selling stockholders.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

      The financial results for all periods presented have been reclassified to reflect gains and losses from disposal of assets as part of operating income. Gains and losses from disposal of assets had previously been reported in Other Income (Expense).

	March 31		June 30		September 30		December 31

	2003	2004	2003	2004	2003	2004	2003	2004

	(Dollars in thousands, except per share data)

Total revenue	$40,627	$45,103	$45,662	$50,152	$44,462	$49,659	$47,597	$51,971
Operating income	3,158	7,772	8,944	11,871	7,851	8,137	9,961	10,684
Net income (loss) before
discontinued operations	(9,833)	1,243	1,842	172	1,456	2,316	2,113	3,693
Net income (loss)	$6,088	$1,243	$1,842	$(163)	$1,456	$2,560	$2,113	$3,693
Basic and diluted earnings
(loss) per share before
discontinued operations	$(0.26)	$0.05	$0.08	$0.01	$0.06	$0.09	$0.09	$0.14
Basic and diluted earnings
(loss) per share	$(0.26)	$0.05	$0.08	$(0.01)	$0.06	$0.10	$0.09	$0.14

12. SEGMENT DATA

      SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information” requires companies to provide certain information about their operating segments. The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of SWN and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as other media. The radio broadcasting segment also operates various radio networks.

      Management uses operating income before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	2002	2003	2004

	(Dollars in thousands)
Net revenue
Radio broadcasting	$156,216	$170,483	$187,543
Other media	8,054	7,865	9,342

Consolidated net revenue	$164,270	$178,348	$196,885

Operating expenses before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets
Radio broadcasting	$103,809	$109,043	$115,896
Other media	7,709	7,942	8,600
Corporate	14,387	16,091	17,480

Consolidated operating expenses before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets	$125,905	$133,076	$141,976

Operating income before depreciation, amortization, legal settlement and costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets
Radio broadcasting	$52,407	$61,440	$71,647
Other media	345	(77)	742
Corporate	(14,387)	(16,091)	(17,480)

Consolidated operating income before depreciation, amortization, legal settlement and costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets	$38,365	$45,272	$54,909

12. SEGMENT DATA (CONTINUED)

	2002	2003	2004

	(Dollars in thousands)

Depreciation expense
Radio broadcasting	$8,565	$9,479	$9,608
Other media	429	515	414
Corporate	543	709	878

Consolidated depreciation expense	$9,537	$10,703	$10,900

Amortization expense
Radio broadcasting	$1,620	$934	$901
Other media	286	644	620
Corporate	3	10	12

Consolidated amortization expense	$1,909	$1,588	$1,533

Operating income before legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets
Radio broadcasting	$42,222	$51,027	$61,138
Other media	(370)	(1,236)	(292)
Corporate	(14,933)	(16,810)	(18,370)

Consolidated operating income before legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets	$26,919	$32,981	$42,476

Total property, plant and equipment, net
Radio broadcasting	$94,594	$93,055	$98,809
Other media	1,939	1,542	1,048
Corporate	2,661	2,796	3,130

Consolidated property, plant and equipment, net	$99,194	$97,393	$102,987

Reconciliation of operating income before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets to pretax income

	2002	2003	2004

	(Dollars in thousands)
Operating income before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets	$38,365	$45,272	$54,909
Depreciation expense	(9,537)	(10,703)	(10,900)
Amortization expense	(1,909)	(1,588)	(1,533)
Legal settlement	(2,300)	—	—
Costs of denied / abandoned tower site and license upgrade	—	(2,202)	(746)
Cost terminated offering	—	(651)	—
Interest income	255	212	171
Loss on disposal of assets	(567)	(214)	(3,266)
Interest expense	(27,162)	(23,474)	(19,931)
Loss on early retirement of debt	—	(6,440)	(6,588)
Other expense, net	(458)	(410)	(521)

Income (loss) before taxes and discontinued operations	$(3,313)	$(198)	$12,000

13. CONSOLIDATING FINANCIAL INFORMATION

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 9% Notes and the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9% Notes and the 7¾% Notes. HoldCo and AcquisitionCo are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of December 31, 2004, amounted to $134.5 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $14.8 million of amounts due from Salem and AcquisitionCo as of December 31, 2004.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated

Current assets:
Cash and cash equivalents	$—	$522	$601	$9,871	$—	$10,994
Accounts receivable	—	1,746	1,654	26,512	(377)	29,535
Other receivables	—	—	126	2,329	(826)	1,629
Prepaid expenses	—	85	113	1,885	—	2,083
Due from stockholders	—	—	—	—	—	—
Deferred income taxes	—	(15)	163	4,774	(239)	4,683

Total current assets	—	2,338	2,657	45,371	(1,442)	48,924
Property, plant and equipment	—	6,716	710	95,561	—	102,987
Broadcast licenses	—	93,602	—	312,688	—	406,290
Goodwill	—	8	5,301	6,110	—	11,419
Amortizable intangible assets, net	—	—	35	2,722	—	2,757
Bond issue costs	—	—	—	3,342	—	3,342
Bank loan fees	—	—	—	3,710	—	3,710
Fair value of interest rate swap	—	—	—	4,142	—	4,142
Intercompany receivables	267,902	1,670	—	1,381	(270,953)	—
Other assets	—	—	319	1,894	—	2,213

Total assets	$267,902	$104,334	$9,022	$476,921	$(272,395)	$585,784

13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated

Current liabilities:
Accounts payable	$—	$7	$58	$516	$—	$581
Accrued expenses	—	198	724	5,852	(303)	6,471
Accrued compensation and related	—	256	337	4,717	—	5,310
Accrued interest	—	—	—	5,136	—	5,136
Deferred subscription revenue	—	—	1,346	56	—	1,402
Income taxes payable	—	—	—	(232)	232	—
Current maturities of long-term debt	—	—	—	1,145	—	1,145

Total current liabilities	—	461	2,465	17,190	(71)	20,045
Intercompany payables	16,448	8,401	13,888	1,669	(40,406)	—
Long-term debt	—	—	—	277,292	—	277,292
Fair value in excess of book value of debt hedged with interest rate swap	—	—	—	3,732	—	3,732
Deferred income taxes	(1,304)	(1,675)	(1,900)	42,514	(4,920)	32,715
Deferred revenue	—	—	—	3,364	—	3,364
Other liabilities	—	—	—	999	—	999
Stockholders’ equity	252,758	97,147	(5,431)	130,161	(226,998)	247,637

Total liabilities and stockholders’ equity	$267,902	$104,334	$9,022	$476,921	$(272,395)	$585,784

13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31, 2004

				Issuer and
				Guarantor
	Guarantors			Subsidiaries

			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated

Net broadcasting revenue	$—	$12,156	$—	$177,411	$(2,024)	$187,543
Other media revenue	—	—	11,103	—	(1,761)	9,342

Total revenue	—	12,156	11,103	177,411	(3,785)	196,885
Operating expenses:
Broadcasting operating expenses	—	8,904	—	108,028	(1,036)	115,896
Costs of denied / abandoned tower site and license upgrade	—	—	—	746	—	746
Other media operating expenses	—	—	11,647	(504)	(2,543)	8,600
Corporate expenses	—	—	—	17,480	—	17,480
Cost of terminated offerings	—	—	—	—	—	—
Amortization	—	472	349	10,079	—	10,900
Depreciation	—	—	221	1,312	—	1,533
Loss on disposal of assets	—	65	224	2,977	—	3,266

Total operating expenses	—	9,441	12,441	140,118	(3,579)	158,421

Operating income (loss)	—	2,715	(1,338)	37,293	(206)	38,464
Other income (expense):
Interest income	5,035	35	32	7,083	(12,014)	171
Interest expense	(5,775)	(5,031)	(1,179)	(19,960)	12,014	(19,931)
Loss on early retirement of debt	—	—	—	(6,588)	—	(6,588)
Other income (expense)	—	—	—	(116)	—	(116)

Income (loss) before income taxes and discontinued operations	(740)	(2,281)	(2,485)	17,712	(206)	12,000
Provision (benefit) for income taxes	(281)	(873)	(948)	6,678	—	4,576

Income (loss) before discontinued operations	(459)	(1,408)	(1,537)	11,034	(206)	7,424
Discontinued operations, net of income taxes	—	—	—	(91)	—	(91)

Net income (loss)	$(459)	$(1,480)	$(1,537)	$10,943	$(206)	$7,333

14. SUBSEQUENT EVENTS

      On January 3, 2005, the Company exchanged selected assets of its radio stations KHNR-AM and KHCM-AM in Honolulu, Hawaii for selected assets of KGMZ-FM, Honolulu, Hawaii.

      On January 19, 2005, the Company acquired selected assets of radio station KAST-FM, Portland, Oregon for $8.0 million.

      On January 31, 2005, the Company acquired selected assets of radio station WKAT-AM, Miami, Florida for $10.0 million.

      On January 31, 2005, the Company acquired selected assets of radio station KGBI-FM, Omaha, Nebraska from for $10.0 million.

      On February 11, 2005, the Company acquired selected assets of the Internet portal operations of Christianity.com for $3.4 million.

      On February 18, 2005, the Company sold its interest in its $66.0 million interest rate swap. As a result of this transaction, the Company received $3.7 million, which will be amortized as a reduction of interest expense over the remaining term of the 9% Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

      (a)Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, as amended, is recorded accurately, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Rule13a-15(b) of the Securities Exchange of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

      (b)Management’s Annual Report on Internal Control Over Financial Reporting.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report of our management’s assessment of the effectiveness of our internal controls over financial reporting and our auditors are required to provide an attestation report on management’s assessment. We have omitted the internal control report and related attestation report from this Annual Report on Form 10-K in reliance on the SEC’s November 30, 2004 exemptive order, which grants certain smaller accelerated filers an additional 45 days in which to furnish the internal control report and related attestation report. We have prepared an internal plan of action for compliance, and we are in the process of assessing our management’s report on internal controls over financial reporting. We expect to be able to furnish the internal control report and related attestation report within the required 45-day period.

      (c)Attestation Report of Registered Public Accounting Firm. Omitted in reliance on the SEC’s November 30, 2004 exemptive order, which grants certain smaller accelerated filers an additional 45 days in which to furnish the internal control report and related attestation report required by Section 404 of the Sarbanes-Oxley Act of 2002.

      (d)Changes in Internal Controls. There was no change in our internal control over financial reporting during our fourth fiscal quarter for 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Committees of the Board of Directors

      The company’s board of directors has three committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The following table lists the members and chairman of each of these committees:

COMMITTEE MEMBERSHIP

Nominating and
		Audit	Compensation	Corporate Governance
Name	Independent	Committee	Committee	Committee

Stuart W. Epperson
Edward G. Atsinger III
David Davenport	X		X	X
Eric H. Halvorson		X
Roland S. Hinz	X		C	X
Donald P. Hodel	X	X		X
Judge Paul Pressler	X			C
Richard A. Riddle	X	C	X	X

X = Current member of committee
C = Current member and chairman of the committee

Audit Committee

      The Audit Committee currently consists of Messrs. Riddle (Chairman), Halvorson and Hodel. The board of directors has determined that Mr. Riddle, the Audit Committee Chairperson, is independent under the NASDAQ Rules and qualifies as an “audit committee financial expert,” as defined and required by applicable SEC rules and regulations.

      The Audit Committee met four times in 2004 and operates under a written charter adopted by the board of directors, a copy of which was attached as appendix A to the company’s Proxy Statement filed with the SEC on April 29, 2003. This charter is also available on Salem’s Internet website (www.salem.cc) and a copy of the charter may be obtained upon written request from the Secretary of the company. Any information found on the company’s website is not a part of, or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

      The Audit Committee’s responsibilities are generally to assist the board in fulfilling its legal and fiduciary responsibilities relating to accounting, audit and reporting policies and practices of the company and its subsidiaries. The Audit Committee also, among other things, oversees the company’s financial reporting process, recommends to the board of directors the engagement of the company’s independent registered public accounting firm, approves the fees for the company’s independent registered public accounting firm, monitors and reviews the quality, activities and functions of the company’s independent registered public accounting firm, and monitors the adequacy of the company’s operating and internal controls and procedures as reported by management and the company’s independent registered public accounting firm. The Audit Committee Report set forth later in this Annual Report provides additional details about the duties and activities of this committee.

      All members of the Audit Committee, except Eric H. Halvorson, have been determined by the board to be independent under the NASDAQ Rules. Mr. Halvorson formerly served with the company in several capacities, including as its chief operating officer for five years and its general counsel for 12 years. He resigned from the company in 2000, but continued to render legal services to the company thereafter pursuant to an independent contractor agreement. Mr. Halvorson ceased providing such services to the company in 2002.

      Mr. Halvorson could not be determined by the board to be “independent” because, in 2002, he received more than $60,000 in total compensation from the company in connection with consulting services provided by Mr. Halvorson under the independent contractor agreement. This consulting arrangement was terminated in 2002 and Mr. Halvorson did not perform any consulting services for the company in 2003 or 2004. The company believes that Mr. Halvorson will be eligible to be determined by the board as “independent” under the NASDAQ Rules in January 2006.

      The company’s board of directors initially determined that the addition of Mr. Halvorson to the Audit Committee as of November 15, 2001, was required in the best interests of the company and its stockholders because of his extensive industry and professional expertise. In March 2004, the board of directors determined that the continued membership of Mr. Halvorson on the Audit Committee remains in the best interests of the company and complies with applicable NASDAQ Rules permitting the appointment of one non-independent director to the Audit Committee in exceptional and limited circumstances.

Compensation Committee

      The Compensation Committee currently consists of Messrs. Hinz (Chairman), Davenport and Riddle. The Compensation Committee is authorized to review and approve compensation, including non-cash benefits, and severance arrangements for the company’s senior officers and employees and to recommend to the board salaries, remuneration and other forms of additional compensation and benefits as it deems necessary. The Compensation Committee also administers the company’s Amended and Restated 1999 Stock Incentive Plan. The Compensation Committee Report set forth later in this Annual Report provides additional details concerning the committee’s determination of compensation for the company’s senior management.

      The Compensation Committee held four meetings in 2004. The Compensation Committee meets at least twice annually and at additional times as are necessary or advisable to fulfill all of its duties and responsibilities.

Nominating and Corporate Governance Committee

      The Nominating and Corporate Governance Committee currently consists of Messrs. Pressler (Chairman), Davenport, Hinz, Hodel and Riddle, each of whom is independent under the NASDAQ Rules. This committee was established as a standing committee by the board in March 2004 and the committee met two times in 2004. The board has directed this committee to meet at least twice annually and at additional times as are necessary or advisable to fulfill all of its duties and responsibilities.

      The board of directors has adopted a written charter for the Nominating and Corporate Governance Committee. This charter is available on Salem’s Internet website (www.salem.cc) and a copy of the charter may be obtained upon written request from the Secretary of the company. Any information found on the company’s website is not a part of, or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

      The Nominating and Corporate Governance Committee is authorized to: (i) develop and recommend a set of corporate governance standards to the board of directors for adoption and implementation, (ii) identify individuals qualified to become members of the board of directors, (iii) recommend that director nominees be elected at the company’s next annual meeting of stockholders, (iv) recommend nominees to serve on each standing committee of the board of directors, (v) lead in the annual review of board performance and evaluation of the board’s effectiveness, (vi) ensure that succession planning takes place for the position of chief executive officer and other key company senior management positions, and (vii) analyze, review and, where appropriate, approve all related party transactions to which the company or its subsidiaries or affiliates are a party, all in accordance with applicable rules and regulations.

      To qualify as a nominee for service on the board of directors, a candidate must have sufficient time and resources available to successfully carry out the duties required of a Salem board member. The committee desires to attract and retain highly qualified directors who will diligently execute their responsibilities and enhance their knowledge of the company’s core businesses.

      The Nominating and Corporate Governance Committee implements Salem’s policy regarding shareholder nominations by considering nominees for director positions that are made by the company’s stockholders. Any stockholder desiring to make such a nomination must submit in writing the name(s) of the recommended nominees to the Secretary of the company at least 90 days before the annual meeting of stockholders. The written submission must also contain biographical information about the proposed nominee, a description of the nominee’s qualifications to serve as a member of the board of directors, and evidence of the nominee’s valid consent to serve as a director of the company if nominated and duly elected.

      The company’s directors provide oversight of Salem’s management and play a key role in shaping the strategic direction of the company. Consistent with the company’s Nominating and Corporate Governance Charter, the Committee considers various criteria in Board candidates, including, among others, independence, character, judgment and business experience, as well as their appreciation of the company’s core purpose, core values, and whether they have time available to devote to Board activities. The Committee also considers whether a potential nominee would satisfy:

            1.      NASDAQ’s criteria of director “independence”; and

            2.      The SEC’s definition of “audit committee financial expert”.

      Whenever a vacancy exists on the Board due to expansion of the Board’s size or the resignation or retirement of an existing director, the Committee will identify and evaluate potential director nominees. The Committee considers recommendations of management, stockholders and others. The Committee has sole authority to retain and terminate any search firm to be used to identify director candidates, including approving its fees and other retention terms.

      Director candidates are evaluated using the criteria described above and in light of the then-existing composition of the Board, including its overall size, structure, backgrounds and areas of expertise of existing directors and the relative mix of independent and management directors. The Committee also considers the specific needs of the various Board committees. The Committee recommends potential director nominees to the full Board, and final approval of a candidate for nomination is determined by the full Board. This evaluation process is the same for director nominees who are recommended by our stockholders.

      The Committee did not receive any recommendations from stockholders proposing candidate(s) for election at the 2005 Annual Stockholders’ Meeting. None of the directors serving on the Audit Committee, the Compensation Committee, or the Nominating and Corporate Governance Committee are employees of the company.

DIRECTORS

      Each of the directors of the company serves a one-year term and all directors are subject to re-election at each annual meeting of stockholders.

      The following table sets forth certain information as of March 11, 2005 except where otherwise indicated, with respect to the directors of the company.

		First became	Position(s) held
Name of Director	Age	director of Company	with the Company

Stuart Epperson	68	1986	Chairman of the Board
Edward G. Atsinger	65	1986	President, Chief Executive Officer and Director
David Davenport	54	2001	Director
Eric H. Halvorson	55	1988	Director
Roland S. Hinz	65	1997	Director
Donald P. Hodel	69	1999	Director
Richard A. Riddle	60	1997	Director
Paul Pressler	74	2002	Director

      Set forth below is certain information concerning the principal occupation and business experience of each of the directors during the past five years and other relevant experience.

      Mr. Epperson has been Chairman of the Board of Salem since its inception. He is also a director of Salem Communications Holding Corporation, a wholly-owned subsidiary of Salem. Mr. Epperson has been engaged in the ownership and operation of radio stations since 1961. In addition, he is a member of the board of directors of the National Religious Broadcasters. Mr. Epperson is married to Nancy A. Epperson who is Mr. Atsinger’s sister.

      Mr. Atsinger has been President, Chief Executive Officer and a director of Salem and a director of each of Salem’s subsidiaries since their inception. He has been engaged in the ownership and operation of radio stations since 1969. Mr. Atsinger has been a member of the board of directors of the National Religious Broadcasters for a number of years; he was re-elected to a three-year term on that board in February 2004. Mr. Atsinger has also been a member of the board of directors of Oaks Christian High School. Mr. Atsinger is the brother-in-law of Mr. Epperson.

      Mr. Davenport has been a director of Salem since November 2001. Mr. Davenport is a distinguished professor of public policy at Pepperdine University and has served in that position since August 2003. He is also a research fellow at the Hoover Institution and has served in that position since August 2001. Mr. Davenport was the Chief Executive Officer of Starwire Corporation, a software service company formerly known as Christianity.com, from June 2000 to June 2001. Mr. Davenport served as President of Pepperdine University from 1985 to 2000 and from 1980 through 1985, he served as a Professor of Law, General Counsel, and Executive Vice President of the University. Mr. Davenport currently serves on the governing and advisory boards of Hope Network Ministries, Forest Lawn Memorial Parks Association and National Legal Center for the Public Interest. He also serves on the advisory board of Inside Track. Mr. Davenport also serves on the board of directors of Ameron International Corporation.

      Mr. Halvorson has been a director of Salem since 1988. Mr. Halvorson is currently the Chairman of The Thomas Kinkade Company and was the President and Chief Executive Officer of The Thomas Kinkade Company from 2003 to 2005. Mr. Halvorson was a Visiting Professor at Pepperdine University from 2000 to 2003. Mr. Halvorson was Chief Operating Officer of Salem from 1995 to 2000 and Executive Vice President of the company from 1991 to 2000. From 1991 to 2000, Mr. Halvorson also served as General Counsel to the company. Mr. Halvorson was the managing partner of the law firm of Godfrey & Kahn, S.C.-Green Bay from 1988 until 1991. From 1985 to 1988, he was Vice President and General Counsel of Salem. From 1976 until 1985, he was an associate and then a partner of Godfrey & Kahn, S.C.-Milwaukee. Mr. Halvorson was a Certified Public Accountant with Arthur Andersen & Co. from 1971 to 1973. Mr. Halvorson is a member of the board of directors of Intuitive Surgical, Inc.

      Mr. Hinz has been a director of Salem since September 1997. Mr. Hinz has been the owner, President and Editor-in-Chief of Hi-Torque Publishing Company, a publisher of magazines covering the motorcycling and biking industries, since 1982. Mr. Hinz is also the managing member of Hi-Favor Broadcasting, LLC, which operates 19 hispanic radio stations in Southern California. Mr. Hinz also serves on the board of directors of the Association of Community Education, Inc., a not-for-profit corporation operating radio station KLTX-AM, Long Beach, California, and KEZY-AM, San Bernardino, California. Mr. Hinz also serves on the board of directors of Truth for Life, non-profit organization that is a customer of the company.

      Mr. Hodel has been a director of Salem since May 1999. Mr. Hodel is a founder and has been the Managing Director of Summit Group International, Ltd., an energy and natural resources consulting firm, since 1989. He has served as Vice Chairman of Texon Corporation, an oil and natural gas marketing company, since 1994. From May 15, 2003 to February 24, 2005, Mr. Hodel served as President and Chief Executive Officer of Focus on the Family, a non-profit organization that is a customer of the company. Mr. Hodel has served on the board of directors of Focus on the Family intermittently since 1995. Previously, Mr. Hodel served as Executive Vice President of Focus on the Family from January 1996 to August 1996. In addition to serving as a director of Focus on the Family, Mr. Hodel currently serves on the boards of directors of Integrated Electrical Services, Inc. and the North American Electric Reliability Council, and has previously served on the boards of a number of public companies. Mr. Hodel served as President of the Christian Coalition from June 1997 to January 1999. During the Reagan Administration, Mr. Hodel served as Secretary of Energy and Secretary of the Interior.

      Judge Pressler has been a director of Salem since March 2002, and is also a board member of the Free Market Foundation and KHCB Network, a non-profit corporation which owns Christian radio stations in Texas and Louisiana, and a board member of National Religious Broadcasters. He has been an active leader in the Southern Baptist Convention. Additionally, he is a member of the Texas Philosophical Society. Since 2000, Judge Pressler has been a partner in the law firm of Woodfill   Pressler, a director of Revelation, Inc., and has been in private mediation practice for several years as well. A retired justice of the Texas Court of Appeals, Judge Pressler was appointed Justice of the Texas Court of Appeals in 1978, serving until 1992. Judge Pressler also served as District Judge from 1970 to 1978. From 1958 to 1970, he was associated with the law firm of Vinson & Elkins.

      Mr. Riddle has been a director of Salem since September 1997. Mr. Riddle is an independent businessman specializing in providing financial assistance and consulting to individuals and manufacturing companies. He was President and a majority stockholder of I. L. Walker Company from 1988 to 1997 when that company was sold. He also was Chief Operating Officer and a major stockholder of Richter Manufacturing Corp. from 1970 to 1987.

      Directors’ Fees.       Officers of Salem who also serve as directors do not receive compensation for their services as directors, other than the compensation they receive as officers of Salem. In 2004, directors of Salem who are not also officers or employees of Salem received a quarterly retainer of $5,000, $2,500 for attending each regularly scheduled meeting of the board of directors, $1,000 for attending each regularly scheduled meeting of any committee of the board of directors, and $1,000 for acting as the chairperson of each regularly scheduled meeting of any committee of the board of directors. Directors of Salem are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at board and committee meetings.

      Stock Option Grants.       In return for their service, directors of Salem who are not also officers or employees of Salem were each granted options to purchase 2,500 shares of Salem’s Class A common stock on September 8, 2004. All of these options vested immediately upon grant.

EXECUTIVE OFFICERS

      Set forth below are the executive officers of the company, together with the positions held by those persons as of March 11, 2005. The executive officers are elected annually and serve at the pleasure of the company’s board of directors; however, the company has entered into Employment Agreements with Messrs. Atsinger, Epperson and Evans, which agreements are described under the section of this Proxy Statement entitled “EXECUTIVE COMPENSATION” below.

		Position(s) Held
Name of Executive Officer	Age	with the Company

Stuart W. Epperson	68	Chairman of the Board
Edward G. Atsinger III	65	President, Chief Executive Officer and Director
Joe D. Davis	60	Executive Vice President and Chief Operating Officer
David A.R. Evans	42	Executive Vice President and Chief Financial Officer
Greg R. Anderson	58	Vice President of SRN
James R. Cumbee	52	President of Non-Broadcast Media
Jonathan L. Block	38	Vice President, General Counsel and Secretary
Evan D. Masyr	33	Vice President of Accounting and Corporate Controller

      Set forth below is certain information concerning the business experience during the past five years and other relevant experience of each of the individuals named above (excluding Messrs. Atsinger and Epperson, whose business experience is described in the above section entitled “—DIRECTORS”).

      Mr. Davis has been Salem’s Executive Vice President and Chief Operating Officer since March 2005. Prior to that time, Mr. Davis was Executive Vice President of Radio since 2003, Executive Vice President, Operations since 2001, Senior Vice President of Salem since 2000, Vice President, Operations of Salem since 1996 and General Manager of WMCA-AM since 1989. He was also the General Manager of WWDJ-AM since 1994. He has previously served as Vice President and Executive Director of the Christian Fund for the Disabled as well as President of Practice Resources, Inc., Davis Eaton Corporation and Vintage Specialty Advertising Company. He has been involved professionally in various aspects of broadcasting since 1967.

       Mr. Evans has been Executive Vice President and Chief Financial Officer of Salem since September 2003. From 2000 to 2003, Mr. Evans served as the company’s Senior Vice President and Chief Financial Officer. From 1997 to 2000, Mr. Evans served as Senior Vice President and Managing Director—Europe, Middle East, and Africa of Warner Bros. Consumer Products in London, England. He also served at Warner Bros. Consumer Products in Los Angeles, California, as Senior Vice President—Latin America, International Marketing, Business Development from 1996 to 1997 and Vice President—Worldwide Finance, Operations, and Business Development from 1992 to 1996. From 1990 to 1992, he served as Regional Financial Controller—Europe for Warner Bros. based in London, England. Prior to 1990, Mr. Evans was an audit manager with Ernst & Young LLP in Los Angeles, California and worked as a U.K. Chartered Accountant for Ernst & Young LLP in London, England.

      Mr. Anderson has been President of SRN since 1996. From 1993 to 1994, Mr. Anderson was the Vice President-General Manager of this network. Mr. Anderson was employed by Multimedia, Inc. from 1980 to 1993. After serving as General Manager at Multimedia stations in Greenville, South Carolina, Shreveport, Louisiana and Milwaukee, Wisconsin, he was named Vice President, Operations, of the Multimedia radio division in 1987 and was subsequently appointed as Executive Vice President and group head of Multimedia’s radio division.

      Mr. Cumbee has been the President of Non-Broadcast Media of Salem since January 2000. He was the President of Reach Satellite Network, Inc. in Nashville, Tennessee from 1996 through 1999. Salem purchased all of the shares of stock of Reach Satellite Network, Inc. in March 2000. From 1994 to 1996, he served as Vice President of Disney Vacation Development Company.

      Mr. Block has been General Counsel of Salem since May 2000, Vice President since 1999 and Corporate Secretary since 1997. Since August 2000, Mr. Block has been a director of each subsidiary of Salem other than Salem Communications Holding Corporation. From 1995 to 2000, Mr. Block served as Associate General Counsel of Salem.

      Mr. Masyr has been Vice President of Accounting and Corporate Controller since March 2004. From January 2003 to March 2004, he was Vice President and Corporate Controller. From February 2000 to December 2002, he served as Controller. From 1993 to February 2000, Mr. Masyr worked for PricewaterhouseCoopers LLP (formerly, Coopers & Lybrand LLP). Mr. Masyr has been a Certified Public Accountant since 1995.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16(a) of the Exchange Act and the rules promulgated thereunder and requirements of the NASD, officers and directors of the company and persons who beneficially own more than 10% of the common stock of the company are required to (i) file with the SEC and the NASD, and (ii) furnish to the company reports of ownership and change in ownership with respect to all equity securities of the company.

      Based solely on its review of the copies of such reports received by it during or with respect to the year ended December 31, 2004, and/or written representations from such reporting persons, the company believes that its officers, directors and more than ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals.

Financial Code of Conduct

      The company has adopted a Financial Code of Conduct that applies to each director and employee of Salem (including without limitation the company’s Chief Executive Officer, Chief Financial Officer and Controller). This Financial Code of Conduct has been adopted by the board as a “code of ethics” that satisfies applicable SEC requirements and NASDAQ Rules. The Financial Code of Conduct is available on Salem’s Internet website (www.salem.cc) and a copy of the code may be obtained upon written request from the Secretary of the company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth all compensation paid by the company for 2004, 2003 and 2002 to the company’s Chief Executive Officer and the four highest paid executive officers of the company serving as of December 31, 2004 (the “Named Executive Officers”).

		Annual Compensation

				Other Annual	All Other
Name and Principal Positions	Year	Salary	Bonus	Compensation	Compensation

Edward G. Atsinger III	2004	$775,000	$257,558	$—	$45,910	(1)
President, Chief Executive	2003	700,000	—	—	44,016	(1)
Officer and Director	2002	700,000	—	—	41,184	(1)

Stuart W. Epperson	2004	650,000	185,442	—	39,633	(2)
Chairman of the Board	2003	600,000	—	—	37,739	(2)
	2002	600,000	—	—	34,904	(2)

Joe D. Davis	2004	328,600	75,000	—	4,009	(3)
Executive Vice President and Chief Operating Officer	2003	329,215	—	—	3,500	(3)
	2002	285,000	32,000	—	2,000	(3)

David A.R. Evans	2004	318,548	66,500	—	4,613	(3)
Executive Vice President and	2003	298,548	20,000	—	3,000	(3)
Chief Financial Officer	2002	277,632	47,500	—	2,750	(3)

Robert C. Adair	2004	313,748	60,000	—	4,613	(3)
Senior Vice President, Operations	2003	308,700	—	—	3,100	(3)
	2002	280,000	35,000	—	2,938	(3)

(1)     Represents imputed income in connection with amounts paid by Salem for split-dollar life insurance covering the lives of Mr. Atsinger and his spouse, such policy owned by Salem as of December 31, 2004 (See Item 13 - “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS—Split-Dollar Life Insurance” for further information). For each year, such imputed income represents the interest-free use of the aggregate periodic contributions made by Salem towards premium payments under the split-dollar life insurance arrangements. Salem contributed $108,960, $66,966 and $112,860 in 2004, 2003 and 2002, respectively, towards such premium payments.

(2)     Represents imputed income in connection with amounts paid by Salem for split-dollar life insurance covering the lives of Mr. Epperson and his spouse, such policy owned by Salem as of December 31, 2004 (See Item 13 - “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS—Split-Dollar Life Insurance” for further information). For each year, such imputed income represents the interest-free use of the aggregate periodic contributions made by Salem towards premium payments under the split-dollar life insurance arrangements. Salem contributed $109,760, $66,966 and $113,060 in 2004, 2003 and 2002, respectively, towards such premium payments.

(3)      Represents employer matching contributions to individuals’ 401(k) accounts.

Stock Option Grants

      The following table sets forth information regarding grants of stock options under the Amended and Restated 1999 Stock Incentive Plan by the company during 2004 to Named Executive Officers.

	Individual Grants

					Potential Realizable
	Number of				Value of Assumed
	Shares of	Percent			Annual Rates
	Class A	of Total			of Stock Price
	Common	Options			Appreciation for
	Stock	Granted to			Option
	Underlying	Employees	Exercise		Term
	Options	in Fiscal	of Base	Expiration
	Granted (#)	Year	Price ($/SH)	Date	5%($)	10%($)

Edward G. Atsinger III	24,850	2.9%	$25.50	03/08/2009	$175,073	$386,865
	133,333	15.5%	29.41	06/17/2009	1,083,389	2,394,007
	133,333	15.5%	29.41	06/17/2010	1,333,625	3,025,540
	133,334	15.5%	29.41	06/17/2011	1,596,384	3,720,255

Stuart W. Epperson	17,892	2.1%	25.50	03/08/2009	126,052	278,543
	100,000	11.6%	29.41	06/17/2009	812,544	1,795,510
	100,000	11.6%	29.41	06/17/2010	1,000,221	2,269,161
	100,000	11.6%	29.41	06/17/2011	1,197,282	2,790,177

Joe D. Davis	1,025	0.1%	25.50	03/08/2009	7,221	15,957

David A.R. Evans	359	0.0%	25.50	03/08/2009	2,529	5,589
	5,000	0.6%	29.41	06/17/2009	40,627	89,775

Robert Adair	—	0.0%			—	—

Employment Agreements

      Edward G. Atsinger III and Stuart W. Epperson entered into separate employment agreements with Salem effective as of July 1, 2004, pursuant to which Mr. Atsinger serves as President and Chief Executive Officer of Salem and Mr. Epperson serves as Chairman of Salem. The employment term under each agreement expires June 30, 2007. Pursuant to the employment agreements, each of Messrs. Atsinger and Epperson will be paid an annual base salary and an annual bonus determined at the discretion of the board of directors. Effective as of July 1, 2004, the annual base salary payable increased to $850,000 from $700,000 for Mr. Atsinger and to $700,000 from $600,000 for Mr. Epperson. The employment agreements each provide that, in the event of a termination of employment by Salem without cause (or a constructive termination by Salem) during the term of employment, Salem will pay a severance benefit in the form of salary continuation payments for the longer of six months or the remainder of the initial term, plus accrued bonus through the date of termination. Following the initial term of employment, a termination of employment by Salem without cause (or a constructive termination by Salem) or a failure by Salem to renew the initial or any subsequent term of employment for an additional annual term would entitle Messrs. Atsinger and Epperson to three months of severance plus accrued bonus through the date of termination.

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

      David A.R. Evans entered into an employment agreement with Salem pursuant to which he will serve as Executive Vice President and Chief Financial Officer of Salem. Effective as of September 16, 2003, his annual salary was $310,000. Effective as of September 16, 2004 his annual salary increased to $330,000. Effective as of September 16, 2005 his annual salary will increase to $350,000. His employment agreement expires on September 15, 2006.

401(k) Plan

      The company adopted a 401(k) savings plan in 1993 for the purpose of providing, at the option of the employee, retirement benefits to full-time employees of the company and its subsidiaries. Participants are allowed to make nonforfeitable contributions to the savings plan of up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company currently matches 50% on the first 3% of the amounts contributed by each participant and 25% of the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. Prior to January 1, 2003, the company matched 25% of the amounts contributed by each participant but did not match participants’ contributions in excess of 6% of their compensation per pay period. The company made a contribution of $922,000 to the 401(k) savings plan during 2004.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

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

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

      This Audit Committee Report shall not be deemed soliciting material or to be filed with the SEC, nor shall any information in this report be incorporated by reference by any general statement into any past or future filing under the Securities Act, as amended, or under the Exchange Act, as amended, except to the extent that the company and its subsidiaries specifically incorporates this information by reference into such filing, and shall not otherwise be deemed filed under such Acts.

      The purpose of the Audit Committee (the “Committee”) is to oversee, on behalf of the entire board of directors (the “Board”): (a) the accounting and financial reporting processes of the Corporation, (b) the audits of the Corporation’s financial statements, (c) the qualifications of the public accounting firm engaged as the Corporation’s Independent Registered Public Accounting Firm to prepare or issue an audit report on the financial statements of the Corporation, and (d) the performance of the Corporation’s internal auditors and Independent Registered Public Accounting Firm.

      The Committee’s has adopted, and annually reviews, a charter outlining the practices it follows. The charter complies with all current regulatory requirements, including requirements pertaining to the NASD listing standards definitions, provisions and applicable exceptions concerning the independence of audit committee members.

      In 2004, the Committee held four meetings, each of which was regularly scheduled. The Committee’s meeting agendas are established by the Committee chairman based upon the Committee’s charter and an annual meeting planner approved by the entire Committee. At each of these meetings, the Committee met with the senior members of the Corporation’s financial management team and General Counsel. Additionally, the Corporation’s internal auditor and Independent Registered Public Accounting Firm met with the full Committee at two of the four meetings and the full Committee met in executive session with the Corporation’s internal auditors at one meeting. Prior to each meeting, the Chairman of the Committee also met privately with the Corporation’s Independent Registered Public Accounting Firm and, separately, with the Corporation’s internal auditor, at which times candid discussions of financial management, accounting and internal control issues took place.

      The Committee appointed Ernst & Young LLP as the Corporation’s Independent Registered Public Accounting Firm for the year ended December 31, 2004 and reviewed with the Corporation’s financial managers, the Independent Registered Public Accounting Firm, and the Corporation’s internal auditor, overall audit scopes and plans, the results of internal and external controls and the quality of the Corporation’s financial reporting. Although the Committee has the sole authority to appoint the Independent Registered Public Accounting Firm, the Committee will continue its established practice of recommending that the Board ask the Corporation’s stockholders, at their annual meeting, to approve the Committee’s selection of the Independent Registered Public Accounting Firm.

      The Corporation’s management is primarily responsible for the preparation, presentation, and integrity of the Corporation’s financial statements, accounting and financial reporting principles, internal controls, and procedures designed to ensure compliance with accounting standards, applicable laws, and regulations. As the Corporation’s Independent Registered Public Accounting Firm, Ernst & Young LLP is responsible for performing an independent audit of the Corporation’s consolidated financial statements in accordance with generally accepted accounting standards and for expressing an opinion on the conformity of the audited financial statements to accounting principles generally accepted in the United States of America.

      The Committee has reviewed and discussed with management the Corporation’s audited financial statements as of and for the year ended December 31, 2004. The Committee has also discussed with the Independent Registered Public Accounting Firm the matters required to be discussed by: (a) the Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (regarding “Communications with Audit Committees”), and as further amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants, and (b) Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 2-07.

      The Committee has received and reviewed the written disclosures and the letter from the Independent Registered Public Accounting Firm required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”), as amended, by the Independence Standards Board, and the Committee has discussed with the Independent Registered Public Accounting Firm that firm’s independence from the Corporation and its management. The Committee has also considered whether the independent auditors’ provision of non-audit services to the Corporation is compatible with the auditor’s independence.

      Based on the Committee’s reviews and discussions referred to above, the Committee recommended to the Board that the audited consolidated financial statements referred to above be included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, to be filed with the SEC.

      The Audit Committee is currently comprised of Richard A. Riddle, Chairman, Eric H. Halvorson and Donald P. Hodel.

AUDIT COMMITTEE
Richard A. Riddle (Chairman)
Eric H. Halvorson
Donald P. Hodel
March 8, 2005

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

      The following is the Compensation Committee report addressing the compensation of the company’s executive officers and other key employees for the 2004 fiscal year.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      This Compensation Committee Report shall not be deemed soliciting material or to be filed with the SEC, nor shall any information in this report be incorporated by reference by any general statement into any past or future filing under the Securities Act, as amended, or under the Exchange Act, as amended, except to the extent that the company and its subsidiaries specifically incorporates this information by reference into such filing, and shall not otherwise be deemed filed under such Acts.

      The Compensation Committee (the “Committee”) of the Board of Directors of Salem Communications Corporation (the “Corporation”) is currently comprised of Roland S. Hinz, David Davenport and Richard A. Riddle, each an independent director. The Committee is responsible for establishing the Corporation’s compensation programs for its executive officers and key employees, and administering the Corporation’s stock option incentive plan. For executive officers and key employees, the Committee evaluates performance and determines compensation policies and levels.

Compensation Philosophy and Policy

      The compensation philosophy of the Committee is to motivate the Corporation’s executive officers and key management employees to attain financial, operational and strategic objectives through a competitive compensation program while also aligning the financial goals of such executives and management with those of the Corporation’s stockholders. In administering the program, the Committee assesses the performance of the Corporation’s business and employees relative to those objectives. The Committee also considers the performance of the Corporation’s business as compared to the performance of its competitors. To ensure that pay is competitive, the Committee regularly compares its pay practices with those of the Corporation’s competitors and sets pay parameters based on this review.

      The Committee’s compensation program generally provides incentives to achieve both annual and longer-term objectives. The principal elements of the compensation plan include base salary, cash incentive bonus awards and stock awards in the form of grants of stock options and restricted common stock. These elements generally are blended in order to implement the Committee’s compensation philosophy.

      Accordingly, the following principles are inherent in all of the Committee’s considerations regarding compensation:

1.	In order to attract and retain highly qualified and experienced personnel necessary to fulfill the Corporation’s objectives, Salem must offer competitive compensation, including a competitive base salary, incentive cash bonuses and stock-based incentives;

2.	Cash compensation in excess of an employee’s base salary should be tied to the individual’s performance, the performance of the business unit for which the employee is responsible and the overall performance of the Corporation; and

3.	The financial interests of the executive officers and key employees of the Corporation should be closely aligned with the financial interests of the Corporation’s stockholders.

Base Salary

      Base salaries of executive and key management employees are determined in respect of comparable salaries by other employers in the radio broadcasting and similar industries. The salaries of all executive officers and key management employees except the Chairman and Chief Executive Officer (“CEO”) are determined through mutual negotiations between the executive and the CEO, with the approval of the Committee, and are based on both past performance and expected future performance.

      In setting base salaries for executive officers and key management employees, the Committee also considers the experience of the individual, the scope and complexity of the position, the Corporation’s size and growth rate and the compensation paid by the Corporation’s competitors. Due to the increasingly competitive nature of the radio industry, compensation amounts paid by the Corporation’s competitors are expected to continue to grow in importance as the Committee assesses its future compensation structure to ensure the Corporation’s ability to continue to attract and retain highly qualified executives.

Cash Incentive Bonuses

      All of the Corporation’s executive officers are eligible to receive bonuses that are determined after a review of Corporation performance. In 2004, Edward G. Atsinger III, CEO, and each of the Corporation’s four highest paid executive officers serving as of December 31, 2004 (including Stuart W. Epperson, Chairman) (the “Named Executive Officers”), received discretionary bonuses determined by the Committee as described in the “Summary Compensation Table” section of this Form 10-K.

Stock Awards

      To promote the Corporation’s long-term objectives and to more closely align the interests of key members of Salem’s management to that of our stockholders, stock awards are periodically made by the Committee. These stock awards are granted to employees of the Corporation and employees of subsidiaries of the Corporation (including employees who are officers or directors), non-employee directors of the Corporation and certain advisors and consultants who are in a position to make a significant contribution to the Corporation’s long-term success. The stock awards are made pursuant to Salem’s Amended and Restated 1999 Stock Incentive Plan, which permits the award of incentive stock options, nonqualified stock options and restricted stock awards. The Committee has the authority to determine the individuals that shall be given awards and the terms of such awards.

      In 2004, the Corporation granted to the Named Executive Officers options for the purchase of Class A common stock as compensation for management’s performance during 2003 as more specifically described in the section of this Form 10-K entitled “Stock Option Grants.” With the exception of those certain stock options that vested immediately upon grant as specifically described in the “Stock Option Grants” section of this Form 10-K, the majority of all remaining stock options granted to executive officers and key employees during 2004 vest over several years. This deferred vesting is designed to increase stockholder value over a longer term because the full benefit of an executive’s compensation cannot be realized unless a stock price appreciation occurs over a number of years. All stock options granted during 2004 have an exercise price equal to or exceeding the fair market price of the Class A common stock on the date of the grant.

Chairman’s and Chief Executive Officer’s Compensation

      In 2004, the Committee approved new Employment Agreements with Stuart W. Epperson, Chairman of the Board, and Edward G. Atsinger III, CEO, following the principles set forth above. These new Employment Agreements commenced on July 1, 2004, replacing existing agreements that expired on June 30, 2004. The new agreements are scheduled to expire on June 30, 2007.

      The Committee considered a number of specific factors in determining Mr. Epperson’s and Mr. Atsinger’s total compensation for 2004, including without limitation: (a) the key role played by both of them in achieving favorable financial results for the Corporation in an uncertain economic environment, and (b) comparable compensation packages and employment agreements within the Corporation’s peer group.

      Base Salary

      Mr. Epperson’s base salary for the period of January 1, 2004, through June 30, 2004, was paid at the rate of $600,000 annually and was increased, effective July 1, 2004, to the rate of $700,000 annually. This resulted in 2004 paid base salary to Mr. Epperson of $650,000. Mr. Atsinger’s base salary for the period of January 1, 2004, through June 30, 2004, was paid at the rate of $700,000 and was increased, effective July 1, 2004, to the rate of $850,000 annually. This resulted in 2004 paid base salary to Mr. Atsinger of $775,000.

      Cash Incentive Bonus

      In March 2004, Mr. Atsinger was awarded an incentive cash bonus of $257,558 and Mr. Epperson was awarded an incentive cash bonus of $185,442. These bonuses, while paid in 2004, rewarded the performance of the CEO and Chairman in assisting the Corporation to achieve favorable financial results in 2003.

      Stock Awards

      The Committee also granted stock options to Messrs. Epperson and Atsinger in 2004. Mr. Epperson was granted a total of 317,892 options as follows: (a) 17,892 immediately vested options in March 2004, and (b) 300,000 additional options in June 2004, of which 100,000 were immediately vested with the remaining 200,000 to vest in equal installments in June 2005 and June 2006, respectively. Mr. Atsinger was granted a total of 424,850 options as follows: (a) 24,850 immediately vested options in March 2004, and (b) 400,000 additional options in June 2004, of which 133,333 were immediately vested with 133,333 to vest in June 2005 and the remaining 133,334 to vest in June 2006. All stock options granted in 2004 to Mr. Epperson and Mr. Atsinger have an exercise price equal to or exceeding the fair market price of the Corporation’s Class A common stock on the date of the grant.

Tax Deductibility of Executive Compensation

      Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), imposes limitations upon the federal income tax deductibility of compensation paid to the Corporation’s chief executive officer and to each of the Corporation’s other four most highly compensated executive officers. Under these limitations, the Corporation may deduct such compensation only to the extent that during any year the compensation paid to any such officer does not exceed $1,000,000 or meets certain specified conditions (such as certain performance-based compensation that has been approved by the Corporation’s stockholders). Based on the Corporation’s current compensation plans and policies and proposed regulations interpreting the Internal Revenue Code, the Committee believes that, for the near future, there is not a significant risk that the Corporation will lose any significant tax deduction for executive compensation. The Corporation’s compensation plans and policies may be modified if the Committee determines that such an action is in the best interests of the Corporation’s stockholders.

Conclusion

      Through the plans described above, a significant portion of the Corporation’s compensation programs (including the compensation of Edward G. Atsinger, III and Stuart W. Epperson) are contingent on the Corporation’s performance, and realization of benefits is closely linked to increases in long-term stockholder value. The Committee remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives may result in highly variable compensation for a particular time period.

COMPENSATION COMMITTEE
Roland S. Hinz (Chairman)
David Davenport
Richard A. Riddle
March 9, 2005

Stock Price Performance Graph

      The graph below compares the cumulative total stockholder return of the company’s Class A common stock with the cumulative total return of the NASDAQ - NMS equity index and the Bloomberg Broadcast and Cable Radio Index for a five year period commencing December 31, 1999 and ending December 31, 2004. The company’s Class B common stock is not publicly traded and is not registered. The graph assumes that the value of an investment in the Company’s Class A common stock and each index was $100 on December 31, 1999 and that any dividends were reinvested. No cash dividends have been declared on the company’s Class A common stock since the company’s initial public offering. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information regarding the beneficial ownership of the company’s Class A and Class B common stock as of March 11, 2005 by (i) each person believed by the company to be the beneficial owner of more than 5% of either class of the outstanding Class A or Class B common stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.

							Percent of
	Class A			Class B			Votes of
	Common Stock			Common Stock			All Classes
							of Common
Name and Address(1)	Number		% Vote(2)	Number		% Vote(2)	Stock(2)

Stuart W. Epperson	4,036,688	(3)	19.65%	2,776,848	(4)	50.00%	41.81%
Nancy A. Epperson	2,850,776	(3)	13.97%	2,776,848	(4)	50.00%	40.32%
Edward G. Atsinger III	4,125,913	(5)	20.05%	2,776,848	(5)	50.00%	41.90%
Edward C. Atsinger	1,093,078	(6)	5.36%	—		*	1.44%
Robert C. Adair	2,250	(7)	*	—		*	*
David Davenport	7,500	(8)	*	—		*	*
Joe D. Davis	24,025	(9)	*	—		*	*
David A.R. Evans	63,234	(10)	*	—		*	*
Eric H. Halvorson	12,500	(11)	*	—		*	*
Roland S. Hinz	84,027	(12)	*	—		*	*
Donald P. Hodel	14,000	(13)	*	—		*	*
Paul Pressler	7,500	(14)	*	—		*	*
Richard A. Riddle	69,667	(15)	*	—		*	*
FMR Corp.	2,948,634	(16)	14.45%	—		*	3.88%
82 Devonshire Street
Boston, MA 02109
Columbia Wanger Asset Management, L.P.	2,216,000	(17)	10.86%	—		*	2.92%
227 West Monroe St., Suite 3000
Chicago, IL 60606
Westport Asset Management	1,227,522	(18)	6.26%	—		*	1.68%
253 Riverside Avenue
Westport, CT 06880
Capital Research and Management Company	1,105,000	(19)	5.41%	—		*	1.45%
333 South Hope Street
Los Angeles, CA 90071
All directors and executive officers as a group (14 persons)	8,503,399		40.65%	5,553,696		100.00%	83.76%

*     Less than 1%.

(1)	Except as otherwise indicated, the address for each person is c/o Salem Communications Corporation, 4880 Santa Rosa Road, Camarillo, California 93012. Calculated pursuant to Rule 13d-3(d) under the Exchange Act, shares of Class A common stock not outstanding that are subject to options exercisable by the holder thereof within 60 days of March 11, 2005 are deemed outstanding for the purposes of calculating the number and percentage ownership by such stockholder, but not deemed outstanding for the purpose of calculating the percentage owned by each other stockholder listed. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(2)	Percentage voting power is based upon 20,409,992 shares of Class A common stock and 5,553,696 shares of Class B common stock all of which were outstanding as of March 11, 2005, and the general voting power of one vote for each share of Class A common stock and ten votes for each share of Class B common stock.

(3)	Includes shares of Class A common stock held by a trust of which Mr. Epperson is trustee and shares held directly by Mr. Epperson. As husband and wife, Mr. and Mrs. Epperson are each deemed to be the beneficial owner of shares held by the other and, therefore their combined beneficial ownership is shown in the table. Includes 128,392 shares of Class A common stock subject to options that are exercisable within 60 days.

(4)	Includes shares of Class B common stock held by a trust of which Mr. and Mrs. Epperson are trustees.

(5)	These shares of Class A and Class B common stock are held by trusts of which Mr. Atsinger is trustee. Includes 173,183 shares of Class A common stock subject to options that are exercisable within 60 days.

(6)	Includes 1,090,078 shares of Class A common stock held in a trust for the benefit of Edward C. Atsinger, who is Edward G. Atsinger III’s son. Edward G. Atsinger III is the trustee of the trust and these shares are included in the shares beneficially owned by Edward G. Atsinger III as reflected in this table. Also includes 3,000 shares of Class A common stock held by Edward C. Atsinger, individually, which shares are not included in shares beneficially owned by Edward G. Atsinger III as reflected in this table.

(7)	Includes 2,250 shares of Class A common stock subject to options that are exercisable within 60 days.

(8)	Includes 7,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(9)	Includes 20,525 shares of Class A common stock subject to options that are exercisable within 60 days.

(10)	Includes 2,450 shares of Class A common stock held by a trust for which Mr. Evans is trustee, 600 shares held in custody his minor daughter and 2,750 shares held by Mr. Evan’s spouse as a joint tenant with Mr. Evans’ father-in-law. Mr. Evans disclaims beneficial ownership of all of the 2,750 shares of Class A common stock beneficially owned by his spouse. Includes 57,434 shares of Class A common stock subject to options that are exercisable within 60 days.

(11)	These shares of Class A common stock are held by trusts for which Mr. Halvorson and his wife are trustees. Includes 10,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(12)	Includes 1,411 shares held by Mr. Hinz’s wife and 444 shares held by Mr. Hinz’s son. Mr. Hinz disclaims beneficial ownership of shares of Class A common stock held by his wife and his son. Includes 16,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(13)	Includes 14,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(14)	Includes 7,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(15)	Includes 44,778 shares of Class A common stock held by a trust for which Mr. Riddle is trustee. Includes 16,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(16)	This information is based on a Schedule 13G filed by FMR Corp. (“FMRC”), Edward C. Johnson 3d (“ECJ”), Abigail P. Johnson (“APJ” and, together with ECJ and FMRC, “FMR”), with the SEC on February 14, 2005. FMR reported that as of such date it was the beneficial owner of 2,948,634 shares of our issued and outstanding Class A common stock. FMR reported that it has sole voting power with respect to 514,205 shares and sole dispositive power with respect to 2,948,634 shares.

(17)	This information is based on the Schedule 13G/A filed by Columbia Wanger Asset Management, L.P. (“CWAM”), WAM Acquisition GP, Inc. (“WAM GP”), and Columbia Acorn Trust (“Acorn” and, together with CWAM and WAM GP, “Columbia”), with the SEC on January 10, 2005. Columbia reported that it has shared voting and shared dispositive power with respect to 2,216,000 shares.

(18)	This information is based on a Schedule 13G/A filed by Westport Asset Management, Inc. (and certain affiliates hereafter described) with the SEC on February 14, 2005. Westport Asset Management, Inc. reported that as of such date it was the beneficial owner of 1,277,522 shares of our issued and outstanding Class A common stock which were acquired on behalf of Westport Asset Management, Inc.’s discretionary clients, including Westport Advisors, LLC. Westport Asset Management, Inc. reported that it has sole voting power with respect to 596,925 shares, shared voting power with respect to 560,800 shares, sole dispositive power with respect to 596,925 shares and shared dispositive power with respect to 680,597 shares.

(19)	This information is based on the Schedule 13G filed by Capital Research and Management Company (“Capital”) with the SEC on February 14, 2005. Capital reported that it has sole voting power and sole dispositive power with respect to 1,105,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Leases With Principal Stockholders

      As of March 2005, the company leases the studios and tower and antenna sites described in the table below from Messrs. Atsinger and Epperson or trusts or partnerships created for the benefit of Messrs. Atsinger and Epperson and their families. All such leases have cost of living adjustments. Based upon management’s assessment and analysis of local market conditions for comparable properties, the company believes that such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

			Current
			Annual	Expiration
Market	Station Call Letters	Facilities Leased	Rental	Date(1)

Leases with both Messrs. Atsinger and Epperson:
Los Angeles, CA	KRLH-AM	Office/Studios	$25,896	2011
Chicago, IL	WZFS-FM	Antenna/Tower	148,452	2009
San Francisco, CA	KFAX-AM	Antenna/Tower	167,544	2008
Philadelphia, PA	WFIL-AM/WZZD-AM	Antenna/Tower/Studios	128,940	2009
Houston-Galveston, TX	KKHT-AM/KTEK-AM	Antenna/Tower	37,020	2010
		Antenna/Tower	19,320	2008
Seattle-Tacoma, WA	KGNW-AM	Antenna/Tower	41,916	2007
	KLFE-AM	Antenna/Tower	30,468	2009
Minneapolis-St. Paul, MN	KKMS-AM/KYCR-AM	Antenna/Tower/Studios	155,400	2006
Pittsburgh, PA	WORD-FM	Antenna/Tower	31,224	2008
Denver-Boulder, CO	KRKS-AM/KNUS-AM	Antenna/Tower	65,616	2009
		Antenna/Tower	21,636	2006
Portland, OR		Antenna/Tower	16,116	2007
Cincinnati, OH	WTSJ-AM	Antenna/Tower	14,004	2007
Sacramento, CA	KFIA-AM	Antenna/Tower	94,920	2006
San Antonio, TX	KSLR-AM	Antenna/Tower	39,276	2007
		Antenna/Tower	10,932	2009
Phoenix, AZ	KPXQ-AM	Antenna/Tower	43,764	2010

			$1,092,444

Lease with Mr. Atsinger:
San Diego, CA	KPRZ-AM	Antenna/Tower	125,208	2013

			$1,217,652

(1)      The expiration date reported for certain facilities represents the expiration date assuming exercise of all lease term extensions at Salem’s option.

      Rental expense paid by the company to Messrs. Atsinger and Epperson or trusts or partnerships created for the benefit of their families for 2004 amounted to approximately $1.1 million. Rental expense paid by the company to Mr. Atsinger or trusts created for the benefit of his family for 2004 amounted to approximately $52,000.

Radio Stations Owned by the Eppersons

      Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, has personally acquired four radio stations in the Norfolk-Virginia Beach-Newport News, Virginia market. Additionally, Mr. Epperson’s son, Stuart W. Epperson, Jr., has acquired certain radio stations in the Greensboro-Winston-Salem, North Carolina market. These Virginia and North Carolina markets are not currently served by stations owned and operated by the company. Acquisitions in such markets are not part of the company’s current business and acquisition strategies. Under his employment agreement, Mr. Epperson is required to offer the company a right of first refusal of opportunities related to the company’s business.

Radio Stations Owned by Mr. Hinz

      Mr. Hinz, a director of the Company, through companies or entities controlled by him, has acquired 19 radio stations in Southern California. These radio stations are formatted in Christian teaching and talk programming in the Spanish language. Operating radio stations with such programming in the markets reached by such stations is not part of the company’s current business strategy.

Professional Services

      Salem provides professional and consulting services to, and receives cash consideration from, Salem Broadcasting Company (“SBC”) for these services. SBC is owned directly by Stuart W. Epperson and Edward G. Atsinger III. In 2004, the company billed SBC approximately $3,000.

Focus on the Family and Mr. Hodel

      Until February 24, 2005, Mr. Hodel, a director of the Company, was President and Chief Executive Officer of Focus on the Family, a non-profit organization that is a substantial customer of Salem. Mr. Hodel resigned from his position as of February 24, 2005. During 2004, the Company was paid approximately $3.4 million by Focus on the Family for airtime.

Truth For Life and Mr. Hinz

      Mr. Hinz is a member of the board of directors of Truth For Life, a non-profit organization that is a substantial customer of Salem. During 2004, the Company was paid approximately $1.1 million by Truth For Life for airtime.

Transportation Services Supplied by Atsinger Aviation

      From time to time, the Company rents aircraft from a company which is owned by one of the principal stockholders. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at what the Company believes are favorable rates and uses them for general corporate needs. Total rental expense for these aircraft for 2002, 2003 and 2004 amounted to approximately $307,000, $277,000 and $342,000, respectively.

Split-Dollar Life Insurance

      In 1997, the company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer. The premiums were $226,000, $134,000 and $219,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The amounts paid by the company, which will be repaid by the beneficiaries of the insurance policies, have been reserved completely. On December 31, 2003, the Chairman and Chief Executive Officer transferred ownership of these insurance policies to the company with the company retaining the right to recover all amounts paid by the company under said policies and the Chairman and Chief Executive Officer designating beneficiaries for the remainder of the policy proceeds.

Agreement with Eric H. Halvorson

      On July 1, 2001, Eric H. Halvorson entered into a consulting agreement with Salem whereby he provided legal and other consulting services to Salem and was compensated on an hourly basis. In 2003, Mr. Halvorson did not perform any consulting services for the company. This agreement was terminated by the mutual agreement of the parties in June 2003.

Employment of Edward C. Atsinger

      Edward C. Atsinger, son of Edward G. Atsinger, III and beneficial owner of approximately 6.55% of our Class A common stock, is employed in the capacity of Producer. In 2004, he was paid $77,000 for his services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “PRINCIPAL ACCOUNTING FEES AND SERVICES,” expected to be filed within 120 days of our fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

      1. Financial Statements. The financial statements required to be filed hereunder are included in Item 8.

      2. Schedule II to Financial Statements is set forth as follows:

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions

	Balance	Charged to
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2002 Allowance for Doubtful Accounts	$5,749	$4,260	$(2,206)	$7,803
Year Ended December 31, 2003 Allowance for Doubtful Accounts	7,803	6,136	(4,516)	9,423
Year Ended December 31, 2004 Allowance for Doubtful Accounts	9,423	3,821	(5,135)	8,109

       3. Exhibits.

EXHIBIT LIST

Exhibit
Number	Description of Exhibits

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation. (1)
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation. (1)
3.03	Certificate of Incorporation of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.01). (2)
3.04	Bylaws of Salem Communications Holding Corporation (incorporated by reference to previously filed exhibit 2.02). (2)
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.03). (2)
3.06	Bylaws of Salem Communications Acquisition Corporation (incorporated by reference to previously filed exhibit 2.04). (2)
3.07	Certificate of Incorporation of SCA License Corporation (incorporated by reference to previously filed exhibit 2.05). (2)
3.08	Bylaws of SCA License Corporation (incorporated by reference to previously filed exhibit 2.06). (2)
4.01	Indenture between Salem Communications Corporation, a California corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of September 25, 1997, relating to the 9½% Series A and Series B Senior Subordinated Notes due 2007. (3)
4.02	Form of 9½% Senior Subordinated Note (filed as part of exhibit 4.01). (3)
4.03	Form of Note Guarantee (filed as part of exhibit 4.01). (3)
4.04	Specimen of Class A common stock certificate. (4)
4.05	Supplemental Indenture No.1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (4)
4.06	Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)
4.07	Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (5)
4.08	Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)

4.09	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (18)
4.10	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (6)
4.11	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (19)
4.15	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (6)
4.16	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.15).
4.17	Form of Note Guarantee (filed as part of exhibit 4.15). (6)
4.18	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (6)
4.19	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated (incorporated by reference to previously filed exhibit 4.1). (9)
4.20	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.19). (9)
4.21	Form of Note Guarantee (filed as part of exhibit 4.19). (9)
4.22	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.23	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York. (11)
4.24	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (17)
4.25	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York. (17)
4.26	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York. (17)

10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.
10.01.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Edward G. Atsinger III and Eric H. Halvorson, as Trustee under that certain Declaration of Trust (Atsinger Trust No. 1) dated as of April 1, 1997.
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.
10.02.02	Split-Dollar Life Insurance Agreement effective as of April 2, 1997, by and between Salem Communications Corporation, Stuart W. Epperson and Edward G. Atsinger III, as Trustee under that certain Declaration of Trust (Epperson Trust No. 1) dated as of April 1, 1997.
10.04	Employment Agreement, dated September 16, 2003, between Salem Communications Holding Corporation and David A.R. Evans. (18)
10.05.01	Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.02	Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-AM/ Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.03	Antenna/tower lease between Caron Broadcasting, Inc. (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring 2007. (3)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2006. (3)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (3)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003. (3)
10.05.07	Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-AM/San Bernardino, California) and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2002. (3)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2004. (3)
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (3)
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WZZD-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2004. (3)
10.05.12	Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2002. (3)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (13)
10.05.14	Antenna/turner/studio leases between Salem Media Corporation (KLTX-AM/Long Beach and Paramount, California) and Messrs. Atsinger and Epperson expiring in 2002. (3)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2006. (3)
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (13)
10.05.17.01	Studio Lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K. Epperson expiring 2002. (3)
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2002. (3)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2003. (3)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2007. (3)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2005. (3)
10.05.21	Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2006. (3)
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (14)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2009. (14)

10.06	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH). (15)
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B). (19)
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)
21.01	Subsidiaries of Salem Communications Corporation.
23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
(3)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Registration Statement on Form S-4 (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.
(4)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to the Company’s Registration Statement on Form S-1 (No.333-76649) as amended, as declared effective by the Securities and Exchange Commission on June 30, 1999.
(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2001.
(11)	Incorporated by reference to the exhibit of the same number, unless otherwise noted of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.
(12)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001.
(13)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(14)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(15)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.
(16)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002.
(17)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2003.
(18)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2003.
(19)	Incorporated by reference to Appendix B to Salem’s Proxy Statement on Schedule 17A, filed with the Securities and Exchange Commission on April 29, 2003.

(b)

Index to Exhibits. See Exhibit List on pages E-1 to E-5 above.

(c)

Financial statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14(a)-3(b)(1).

     Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 16, 2005
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
March 16, 2005
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	President and Chief Executive Officer
	(Principal Executive Officer)	March 16, 2005
Edward G. Atsinger III

/s/ DAVID A.R. EVANS	Executive Vice President and Chief Financial Officer
	(Principal Financial Officer)	March 16, 2005
David A.R. Evans

/s/ EVAN D. MASYR	Vice President of Accounting and Corporate Controller
	(Principal Accounting Officer)	March 16, 2005
Evan D. Masyr

/s/ STUART W. EPPERSON	Director
March 16, 2005
Stuart W. Epperson

/s/ ERIC H. HALVORSON	Director
March 16, 2005
Eric H. Halvorson

/s/ RICHARD A. RIDDLE	Director
March 16, 2005
Richard A. Riddle

/s/ ROLAND S. HINZ	Director
March 16, 2005
Roland S. Hinz

/s/ DONALD P. HODEL	Director
March 16, 2005
Donald P. Hodel

/s/ DAVID DAVENPORT	Director
March 16, 2005
David Davenport

/s/ PAUL PRESSLER	Director
March 16, 2005
Paul Pressler

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 10.08.02

Salem Communications	Optionee:
Corporation	Option Grant Date:
Purchase Price per Share:
Stock Option Grant	Type of Option:	[Incentive Stock Option (“ISO”)/
Nonqualified Stock Option]
	Plan:	1999 Stock Incentive Plan (the “Plan”)

SALEM COMMUNICATIONS CORPORATION, a Delaware corporation (the “Company”), has elected to grant Optionee an option to purchase shares of the Company’s Class A Common Stock on the terms and conditions set forth below. Terms not otherwise defined in this Stock Option Grant will have the meanings ascribed to them in the Plan.

1.     Governing Plan. This Stock Option Grant is subject in all respects to the applicable provisions of the Plan, which are incorporated herein by reference. In the case of any conflict between the provisions of the Plan and this Stock Option Grant, the provisions of the Plan will control.

2.     Grant of Option. Effective as of the Option Grant Date, the Company grants to the Optionee a stock option (the “Option”) to purchase the Number of Shares of the Company’s Class A Common Stock at the Purchase Price Per Share. The Purchase Price Per Share equals or exceeds the Fair Market Value of the Company’s Class A Common Stock on the Option Grant Date.

3.     Vesting and Exercise of Option. The Option will vest and become exercisable cumulatively as follows:

Number of Shares	Vesting Date	Termination Date

4.     Term and Termination. The unexercised portion of the Option (whether or not vested) will automatically expire and become unexercisable on the earliest of (a) one (1) year from the date on which the Optionee ceases to be an Eligible Person for any reason other than death; (b) one (1) year from the date of the Optionee's death; or (c) with respect to each installment of Options, the fifth (5th) anniversary of the date each installment vests. If the Optionee ceases for any reason to be an Eligible Person, that portion of the Option that has not yet vested will automatically terminate, unless the Board of Directors or Committee administering the Plan accelerates the vesting schedule in its sole discretion (in which case, the Board of Directors or Committee may impose whatever conditions it considers appropriate on the accelerated portion). Notwithstanding any vesting provisions of the Option or anything else herein to the contrary, all shares of Common Stock underlying the Option will vest and become exercisable immediately prior to any Change in Control, if the Optionee is an employee of the Company or any Affiliated Entity at that time.

5.     Governing Law. This Stock Option Grant and the Option will be governed by, interpreted under, and construed and enforced in accordance with the internal laws, and not the laws pertaining to conflicts or choice of laws, of the State of Delaware.

6.     Tax Treatment. [IF Option is an ISO, insert - It is the intention of the Company that, to the extent possible, the Option will be treated as an ISO for tax purposes. However, it is the responsibility of Optionee to ensure that the Option does not lose ISO treatment. Please consult with your tax advisor and refer to Section 6.1(e) of the Plan and Section 422 of the Internal Revenue Code.] The Company shall not be responsible for any tax liability of Optionee resulting from the Option or its exercise.

IN WITNESS WHEREOF, the Company has executed this Stock Option Grant effective as of the Option Grant Date.

SALEM COMMUNICATIONS CORPORATION,
a Delaware corporation

By:

Jonathan L. Block
Vice President and Secretary

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-40494 and 333-113794) pertaining to the Amended and Restated 1999 Stock Incentive Plan of Salem Communications Corporation and in the Registration Statement (Form S-3 No. 333-86580) of Salem Communications Corporation and in the related Prospectus of our report dated March 11, 2005, with respect to the consolidated financial statements and schedule of Salem Communications Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ERNST & YOUNG LLP

      Los Angeles, California
      March 11, 2005

EXHIBIT 31.1

I, Edward G. Atsinger III, certify that:

1.	I have reviewed this annual report on Form 10-K of Salem Communications Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Date: March 16, 2005

/s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer

EXHIBIT 31.2

I, David A.R. Evans, certify that:

1.	I have reviewed this annual report on Form 10-K of Salem Communications Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Date: March 16, 2005

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

  the Annual Report of the Company on Form 10-K for the period ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2005
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

  the Annual Report of the Company on Form 10-K for the period ended December 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2005
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Senior Vice President and Chief Financial Officer