Form 10-K/A
SALEM COMMUNICATIONS CORP /DE/
filed 2005-05-03
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

This Amendment No. 2 to our Annual Report on Form 10-K/A further amends Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 that was filed on April 29, 2005.  This Amendment No. 2 includes certifications of our Chief Executive Officer and our Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as well as an amended Part II, Item 9A Controls and Procedures disclosure which includes Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm.  These components of Part II, Item 9A were omitted from our initial Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 16, 2005 pursuant to an Exemptive Order (Release No. 50754) issued by the Securities and Exchange Commission (“SEC”) on November 30, 2004.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded accurately, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

(c) Attestation Report of Registered Public Accounting Firm.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 3, 2005
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
May 3, 2005
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

EXHIBIT 31.1

I, Edward G. Atsinger III, certify that:

1.	I have reviewed this annual report on Form 10-K (as amended by Form 10-K/A filed on April 29, 2005 and as further amended by Form 10-K/A filed on May 3, 2005) of Salem Communications Corporation;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 3, 2005

/s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer

EXHIBIT 31.2

I, David A.R. Evans, certify that:

1.	I have reviewed this annual report on Form 10-K (as amended by Form 10-K/A filed on April 29, 2005 and as further amended by Form 10-K/A filed on May 3, 2005) of Salem Communications Corporation;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 3, 2005

/s/ DAVID A.R. EVANS

David A.R. Evans
Chief Financial Officer