Form 10-Q
period 2005-05-09
SALEM COMMUNICATIONS CORP /DE/
filed 2005-05-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

      As of May 5, 2005, there were 20,410,617 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

SALEM COMMUNICATIONS CORPORATION
INDEX

FORWARD–LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks as well as other risks and uncertainties are detailed in Salem’s periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	March 31,
	2004	2005
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,994	$5,862
Accounts receivable (less allowance for doubtful accounts of $8,109 in 2004 and $7,992 in 2005)	29,535	28,413
Other receivables	1,629	629
Prepaid expenses	2,083	1,953
Deferred income taxes	4,683	4,361
Total current assets	48,924	41,218
Property, plant and equipment, net	102,987	109,820
Broadcast licenses	406,290	438,809
Goodwill	11,419	13,466
Amortizable intangible assets (net of accumulated amortization of $6,269 in 2004 and $6,631 in 2005)	2,757	3,676
Bond issue costs	3,342	3,192
Bank loan fees	3,710	3,497
Fair value of interest rate swap	4,142	—
Other assets	2,213	1,932
Total assets	$585,784	$615,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581	$880
Accrued expenses	6,471	6,991
Accrued compensation and related expenses	5,310	5,682
Income taxes payable	—	116
Accrued interest	5,136	5,045
Deferred revenue	1,402	1,953
Current portion of long-term debt and capital lease obligations	1,145	770
Total current liabilities	20,045	21,437
Long-term debt and capital lease obligations, less current portion	281,024	304,194
Deferred income taxes	32,715	33,625
Deferred revenue	3,364	5,169
Other liabilities	999	1,126
Total liabilities	338,147	365,551
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 20,408,742 and 20,410,367 shares at December 31, 2004 and March 31, 2005, respectively	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	216,996	217,026
Retained earnings	30,381	32,773
Total stockholders’ equity	247,637	250,059
Total liabilities and stockholders’ equity	$585,784	$615,610

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
Net broadcasting revenue	$ 43,157	$ 47,813
Other media revenue	1,946	2,428
Total revenue	45,103	50,241
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $273 for each period paid to related parties)	27,544	30,517
Other media operating expenses, exclusive of depreciation and amortization shown below	2,162	2,377
Corporate expenses, exclusive of depreciation and amortization shown below (including $81 and $62 for the quarters ended March 31, 2004 and 2005, respectively, paid to related parties)	4,304	5,047
Depreciation and amortization (including $267 and $216 for the quarters ended March 31, 2004 and 2005, respectively, for other media businesses)	3,097	3,350
(Gain) loss on disposal of assets	224	(18)
Total operating expenses	37,331	41,273
Operating income	7,772	8,968
Other income (expense):
Interest income	29	23
Interest expense	(5,670)	(5,112)
Other expense, net	(111)	(68)
Income before income taxes	2,020	3,811
Provision for income taxes	777	1,419
Net income	$ 1,243	$ 2,392
Basic net earnings per share	$ 0.05	$ 0.09
Diluted net earnings per share	$ 0.05	$ 0.09
Basic weighted average shares outstanding	23,526,105	25,963,607
Diluted weighted average shares outstanding	23,678,124	26,022,654

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2005
OPERATING ACTIVITIES
Net income	$1,243	$2,392
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit related to stock options exercised	80	5
Depreciation and amortization	3,097	3,350
Amortization of bond issue costs and bank loan fees	458	363
Amortization and accretion of financing items	—	(306)
Provision for bad debts	688	622
Deferred income taxes	525	1,232
(Gain) loss on disposal of assets	224	(18)
Changes in operating assets and liabilities:
Accounts receivable	1,034	500
Prepaid expenses and other current assets	1,778	1,130
Accounts payable and accrued expenses	(1,269)	1,100
Deferred revenue	160	2,356
Other liabilities	131	127
Income taxes payable	90	116
Net cash provided by operating activities	8,239	12,969

INVESTING ACTIVITIES
Capital expenditures	(3,784)	(3,916)
Deposits on radio station acquisitions	(1,063)	(150)
Purchases of radio station assets	—	(38,433)
Purchase of an Internet business	—	(3,411)
Proceeds from sale of property, plant and equipment	—	111
Other	(336)	824
Net cash used in investing activities	(5,183)	(44,975)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	7,500	24,500
Payments of long-term debt and notes payable	(12,500)	(1,375)
Proceeds from exercise of stock options	512	25
Payments on capital lease obligations	(4)	(6)
Proceeds from issuance of long-term debt and notes payable	(25)	—
Proceeds from interest rate swap termination	—	3,730
Net cash provided by (used in) financing activities	(4,517)	26,874
Net decrease in cash and cash equivalents	(1,461)	(5,132)
Cash and cash equivalents at beginning of year	5,620	10,994
Cash and cash equivalents at end of period	$4,159	$5,862
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,882	$5,289
Income taxes	$86	$49
Non-cash investing activities
Fair value of assets exchanged	$—	$117,451

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND REORGANIZATION

      The accompanying condensed consolidated financial statements of Salem Communications Corporation (“Salem” or the “Company”) include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2005 and 2004 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP.

NOTE 2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Acquisition Date	Station(s)	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
January 19, 2005	KAST-FM	Portland, OR	$8,000	Yes
January 31, 2005	WKAT-AM	Miami, FL	10,000	Yes
January 31, 2005	KGBI-FM	Omaha, NE	10,000	No
March 15, 2005	WRMR-AM	Cleveland, OH	10,000	Yes
			$38,000

The purchase price has been allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 2,610
Amortizable intangible assets	163
Goodwill	137
Broadcast licenses	35,390
$ 38,000

On September 29, 2004 the Company entered into an agreement to exchange selected assets of KSFB-FM, San Francisco, California for selected assets of KOSL-FM, Sacramento, California. The Company began to operate KOSL-FM effective November 15, 2004 and discontinued operating KSFB-FM effective November 1, 2004 under local marketing agreements. The Company anticipates this exchange transaction to close in the second quarter of 2005.

On January 3, 2005, the Company exchanged selected assets of radio stations KHNR-AM and KHCM-AM, both in Honolulu, Hawaii, for selected assets of radio station KGMZ-FM, Honolulu, Hawaii. The net carrying amount of the assets exchanged approximated $1.2 million. No gain or loss was recognized by the Company as a result of this exchange.

On January 4, 2005, the Company entered into an agreement to sell selected assets of radio station WCCD-AM, Cleveland, Ohio for approximately $2.1 million. The buyer began to operate the station under a local marketing agreement effective April 1, 2005. The Company anticipates this transaction to close in the second quarter of 2005.

On January 7, 2005, the Company entered into an agreement to acquire selected assets of radio station KCRO-AM, Omaha, Nebraska for approximately $3.2 million. The Company began to operate the station under a local marketing agreement effective January 31, 2005. The Company anticipates this transaction to close in the second quarter of 2005.

On February 11, 2005, the Company acquired the Internet website Christianity.com and its related operations for $3.4 million.

      On February 18, 2005, the Company entered into an agreement to acquire selected assets of radio stations WGUL-AM, Tampa, Florida and WLSS-AM, Sarasota, Florida for approximately $9.5 million. The Company anticipates this transaction to close in the second quarter of 2005.

      On March 31, 2005, the Company exchanged selected assets of radio station WZFS-FM, Chicago, Illinois for selected assets of radio stations WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas and KHCK-AM, Dallas, Texas. The net carrying amount of the assets exchanged approximated $3.9 million. No gain or loss was recognized by the Company as a result of this exchange.

With the exception of the acquisitions of KGBI-FM, Omaha, Nebraska and Christianity.com, which were acquisitions of businesses, the above acquisitions were acquisitions of assets.

NOTE 3. STOCK-BASED COMPENSATION

      Employee stock options are accounted for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant.

      The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma earnings per share disclosures for stock-based awards vested during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and earnings per share for each of the quarters ended March 31, 2004 and 2005 would have changed to the following pro forma amounts:

	Three Months Ended
	March 31,
	2004	2005
Net income, as reported	$1,243	$2,392
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(590)	(1,112)
Pro forma net income	$653	$1,280
Earnings per share:
Basic earnings per share - as reported	$0.05	$0.09
Basic earnings per share - pro forma	$0.03	$0.05
Diluted earnings per share - as reported	$0.05	$0.09
Diluted earnings per share - pro forma	$0.03	$0.05

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 123R

      On October 13, 2004, the FASB reached a conclusion on Statement 123R, “Share-Based Payment.” The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 for annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning January 1, 2006 and it applies to unvested options granted prior to that date in addition to any new option grants. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

      Statement of Financial Accounting Standards No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 5. EQUITY OFFERING

On May 5, 2004, Salem sold 2,325,000 shares of its Class A common stock at $30.00 per share in a public offering, generating offering proceeds of approximately $65.7 million, net of approximately $4.0 million of offering commissions and costs.

      In addition, Salem’s Chairman and Chief Executive Officer sold 290,000 shares and 485,000 shares of Class A common stock, respectively, in the public offering in May 2004, that were beneficially owned by them. Salem did not receive any monies from the sale of shares by these selling stockholders.

NOTE 6. PARTIAL REDEMPTION OF $150.0 MILLION 9% SENIOR SUBORDINATED NOTES DUE 2011

During the quarter ended June 30, 2004, the Company repurchased an aggregate amount of $55.6 million of its 9% Senior Subordinated Notes due 2011 (“9% Notes”) through a combination of redemptions and open market repurchases (the “Redemption”) pursuant to the terms of the indenture governing the 9% Notes. The Redemption resulted in a loss on early retirement of long-term debt of approximately $6.6 million. The Company used the proceeds from its follow-on offering of 2,325,000 shares of Class A common stock issued in May 2004, to complete the Redemption.

NOTE 7. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2004
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$4,254	$(3,114)	$1,140
Favorable and assigned leases	1,459	(986)	473
Other amortizable intangible assets	3,313	(2,169)	1,144
	$9,026	$(6,269)	$2,757

	As of March 31, 2005
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$5,299	$(3,341)	$1,958
Favorable and assigned leases	1,548	(1,002)	546
Other amortizable intangible assets	3,460	(2,288)	1,172
	$10,307	$(6,631)	$3,676

      Based on the amortizable intangible assets as of March 31, 2005, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)

2005	$1,375
2006	836
2007	533
2008	159
2009	156

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

      Options to purchase 764,616 and 1,536,694 shares of Class A common stock were outstanding at March 31, 2004 and 2005, respectively. Diluted weighted average shares outstanding excludes outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Those options are excluded due to their antidilutive effect.

NOTE 9. DERIVATIVE INSTRUMENTS

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

      During the first quarter of 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

      During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized $0.1 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. The Company recognized approximately $17,000 in interest expense related to the amortization of capitalized buyout premium for the quarter ended March 31, 2005. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

       At March 31, 2005, the Company did not have any interest rate swap agreements outstanding.

      On April 8, 2005, the Company entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

      On April 26, 2005, the Company entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

      On May 5, 2005, the Company entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

NOTE 10. COMMITMENTS AND CONTINGENCIES

            On March 9, 2005, Pipefitters, Locals 522 & 633 Pension Trust Fund filed a Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against Salem, its directors, certain of its officers and certain underwriters of the Company’s April 2004 public offering of Class A common stock. In the purported class action, the plaintiff asserts claims under the Securities Act of 1933 on behalf of a putative class of all persons who purchased the Company’s equity securities pursuant or traceable to that offering. The complaint alleges that the offering documents failed to disclose that the Company’s financial statements overstated its fixed assets and that the Company’s internal controls were flawed with respect to its ability to value fixed assets and that the offering documents contained misstatements regarding the Company’s fixed assets and internal controls. The complaint seeks rescission or damages in excess of $5 million, interest, attorney’s fees and other costs, as well as equitable and injunctive relief. The complaint was served on the Company on March 15, 2005.  The Company believes these claims are without merit and intends to vigorously defend itself in this matter. At this time, it is not possible for the Company to determine the ultimate outcome in this matter.

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

NOTE 11. SEGMENT DATA

            SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information” requires companies to provide certain information about their operating segments. The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of Salem Web Network™ and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as other media. The radio broadcasting segment also operates various radio networks.

      Management uses operating income before depreciation, amortization and gain (loss) on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

NOTE 11. SEGMENT DATA  (CONTINUED)

	Three Months Ended
	March 31,
	2004	2005
	(Dollars in thousands)
Net revenue
Radio broadcasting	$43,157	$47,813
Other media	1,946	2,428
Consolidated net revenue	$45,103	$50,241

Operating expenses before depreciation, amortization and gain (loss) on disposal of assets
Radio broadcasting	$27,544	$30,517
Other media	2,162	2,377
Corporate	4,304	5,047
Consolidated operating expenses before depreciation, amortization and gain (loss) on disposal of assets	$34,010	$37,941

Operating income before depreciation, amortization and gain (loss) on disposal of assets
Radio broadcasting	$15,613	$17,296
Other media	(216)	51
Corporate	(4,304)	(5,047)
Consolidated operating income before depreciation, amortization and gain (loss) on disposal of assets	$11,093	$12,300

Depreciation
Radio broadcasting	$2,396	$2,700
Other media	113	79
Corporate	205	206
Consolidated depreciation expense	$2,714	$2,985

Amortization
Radio broadcasting	$226	$224
Other media	154	137
Corporate	3	4
Consolidated amortization expense	$383	$365

Operating income before gain (loss) on disposal of assets
Radio broadcasting	$12,991	$14,372
Other media	(483)	(165)
Corporate	(4,512)	(5,257)
Consolidated operating income before gain (loss) on disposal of assets	$7,996	$8,950

Total property, plant and equipment, net
Radio broadcasting	$93,665	$105,435
Other media	1,497	1,369
Corporate	3,078	3,016
Consolidated property, plant and equipment, net	$98,240	$109,820

NOTE 11. SEGMENT DATA  (CONTINUED)

Reconciliation of operating income before depreciation, amortization and gain (loss) on disposal of assets to income before income taxes
	Three Months Ended
	March 31,
	2004	2005
	(Dollars in thousands)
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$11,093	$12,300
Depreciation expense	(2,714)	(2,985)
Amortization expense	(383)	(365)
Interest income	29	23
Gain (loss) on disposal of assets	(224)	18
Interest expense	(5,670)	(5,112)
Other expense, net	(111)	(68)
Income before income taxes	$2,020	$3,811

NOTE 12. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“HoldCo”) as the issuer of the 9% Notes and the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9% Notes and the 7¾% Notes. HoldCo and Salem Communications Acquisition Company (“AcquisitionCo”) are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of March 31, 2005, amounted to $133.0 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $14.5 million of amounts due from Salem and AcquisitionCo as of March 31, 2005.

NOTE 12. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of March 31, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ 136	$ 745	$4,981	$ —	$ 5,862
Accounts receivable, net	—	1,636	1,783	25,321	(327)	28,413
Other receivables	—	—	361	1,098	(830)	629
Prepaid expenses	—	53	102	1,798	—	1,953
Deferred income taxes	—	(84)	184	4,498	(237)	4,361
Total current assets	—	1,741	3,175	37,696	(1,394)	41,218
Property, plant and equipment, net	—	7,071	1,047	101,702	—	109,820
Broadcast licenses	—	93,602	—	345,207	—	438,809
Goodwill	—	8	7,308	6,150	—	13,466
Amortizable intangible assets, net	—	—	1,122	2,554	—	3,676
Bond issue costs	—	—	—	3,192	—	3,192
Bank loan fees	—	—	—	3,497	—	3,497
Intercompany receivables	269,222	2,488	—	3,520	(275,230)	—
Other assets	—	—	50	1,882	—	1,932
Total assets	$ 269,222	$ 104,910	$ 12,702	$ 505,400	$ (276,624)	$ 615,610

NOTE 12. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of March 31, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	$ —	$ 25	$150	$705	$ —	$880
Accrued expenses	—	205	560	6,434	(208)	6,991
Accrued compensation and related expenses	—	274	377	5,031	—	5,682
Income taxes payable	—	6	6	(123)	227	116
Accrued interest	—	—	—	5,045	—	5,045
Deferred revenue	—	—	1,611	342	—	1,953
Current portion of long-term debt and capital lease obligations	—	—	—	770	—	770
Total current liabilities		510	2,704	18,204	19	21,437
Intercompany payables	17,037	9,730	17,640	274	(44,681)	—
Long-term debt and capital lease obligations, less current portion	—	—	—	304,194	—	304,194
Deferred income taxes	(1,035)	(2,023)	(1,834)	43,437	(4,920)	33,625
Deferred revenue	—	—	—	5,169	—	5,169
Other liabilities	—	—	4	1,122	—	1,126
Stockholders’ equity	253,220	96,693	(5,812)	133,000	(227,042)	250,059
Total liabilities and stockholders’ equity	$ 269,222	$ 104,910	$ 12,702	$ 505,400	$ (276,624)	$ 615,610

NOTE 12. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$ 3,065	$ —	$ 45,259	$ (511)	$ 47,813
Other media revenue	—	—	2,875	—	(447)	2,428
Total revenue	—	3,065	2,875	45,259	(958)	50,241
Operating expenses:
Broadcasting operating expenses	—	2,339	—	28,491	(313)	30,517
Other media operating expenses	—	—	3,104	(126)	(601)	2,377
Corporate expenses	—	—	—	5,047	—	5,047
Depreciation and amortization	—	122	101	3,127	—	3,350
(Gain) loss on disposal of assets	—	22	—	(40)	—	(18)
Total operating expenses	—	2,483	3,205	36,499	(914)	41,273
Operating income (loss)	—	582	(330)	8,760	(44)	8,968
Other income (expense):
Interest income	1,319	19	7	921	(2,243)	23
Interest expense	(612)	(1,319)	(293)	(5,131)	2,243	(5,112)
Other expense, net	—	—	—	(68)	—	(68)
Income (loss) before income taxes	707	(718)	(616)	4,482	(44)	3,811
Provision (benefit) for income taxes	269	(263)	(234)	1,647	—	1,419
Net income (loss)	$ 438	$ (455)	$ (382)	$ 2,835	$ (44)	$ 2,392

 NOTE 13. SUBSEQUENT EVENTS

On April 6, 2005, the Company entered into an agreement to acquire selected assets of radio station KHLP-AM, Omaha, Nebraska for approximately $0.9 million. We anticipate this transaction to close in the second quarter of 2005.

      On April 8, 2005, the Company entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

      On April 26, 2005, the Company entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

      On May 5, 2005, the Company entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of selected assets of radio stations and our acquisition of selected assets of other media businesses. See note 2 to our condensed consolidated financial statements for additional information.

      We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 105 radio stations in 41 markets, including 67 stations in 24 of the top 25 markets, which consists of 33 FM stations and 72 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

       We also own Salem Radio Network® (“SRN”), which is a developer, producer and syndicator of Christian and family-themed talk, news and music programming (but not of general broadcast programming), with approximately 1,900 affiliated radio stations. In addition, we own complementary Internet and publishing businesses which target our radio audiences.

      Our business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family themes. We program 43 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 32 News Talk and 15 contemporary Christian music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

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

      The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•

audience share,

•

how well our stations perform for our clients,

•

the size of the applicable market,

•

the general economic conditions in the applicable market, and

•

supply and demand on both a local and national level.

      Our sources of revenue and product offerings also include other media businesses, including our Internet and magazine publishing businesses.

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

      Our cash flow is affected by a transitional period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change its format. This transitional period is when we develop a radio station’s customer and listener base. During this period, a station may generate negative or insignificant cash flow.

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

      The primary operating expenses incurred in the ownership and operation of our radio stations include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) promotional expenses, and (iv) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

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

SAME STATION DEFINITION

      In the discussion of our results of operations below, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a “same station” basis. With regard to fiscal quarters, we include in our same station comparisons the results of operations of radio stations or radio station clusters and networks that we own or operate in the same format during the quarter, as well as the corresponding quarter of the prior year. Same station results for a full year are based on the sum of the same station results for the four quarters of that year.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2004	2005	% Change
Net broadcasting revenue	$ 43,157	$ 47,813	10.8%
Other media revenue	1,946	2,428	24.8%
Total revenue	45,103	50,241	11.4%
Operating expenses:
Broadcasting operating expenses	27,544	30,517	10.8%
Other media operating expenses	2,162	2,377	9.9%
Corporate expenses	4,304	5,047	17.3%
Depreciation and amortization	3,097	3,350	8.2%
(Gain) loss on disposal of assets	224	(18)	(108.0)%
Total operating expenses	37,331	41,273	10.6%
Operating income	7,772	8,968	15.4%
Other income (expense):
Interest income	29	23	(20.7)%
Interest expense	(5,670)	(5,112)	(9.8)%
Other expense, net	(111)	(68)	(38.7)%
Income before income taxes	2,020	3,811	88.7%
Provision for income taxes	777	1,419	82.6%
Net income	$ 1,243	$ 2,392	92.4%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended
	March 31,
	2004	2005
Net broadcasting revenue	96%	95%
Other media revenue	4%	5%
Total revenue	100%	100%
Operating expenses:
Broadcasting operating expenses	61%	61%
Other media operating expenses	5%	5%
Corporate expenses	10%	10%
Depreciation and amortization	7%	6%
(Gain) loss on disposal of assets	—%	—%
Total operating expenses	83%	82%
Operating income	17%	18%
Other income (expense):
Interest income	—%	—%
Interest expense	(12)%	(10)%
Other expense, net	—%	—%
Income before income taxes	5%	8%
Provision for income taxes	2%	3%
Net income	3%	5%

 Three months ended March 31, 2005 compared to three months ended March 31, 2004

NET BROADCASTING REVENUE.      Net broadcasting revenue increased $4.6 million or 10.8% to $47.8 million for the quarter ended March 31, 2005 from $43.2 million for the same quarter of the prior year. On a same station basis, net revenue improved $4.1 million or 11.0% to $41.2 million for the quarter ended March 31, 2005 from $37.1 million for the same quarter of the prior year. The growth is primarily attributable to an increase in net broadcasting revenue from our music stations, the development of our News Talk platform and increases in national spot revenue and network revenue. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 53.1% for the quarter ended March 31, 2005 from 50.9% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 33.2% for the quarter ended March 31, 2005 from 36.0% for the same quarter of the prior year. This change in our revenue mix was primarily due to the growth of advertising revenues at our contemporary Christian music and News Talk radio stations and our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.5 million or 24.8% to $2.4 million for the quarter ended March 31, 2005 from $1.9 million for the same quarter of the prior year. This increase was due primarily to increased Internet display advertising, print pages and custom print sold, as well as our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004 and our acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $3.0 million or 10.8% to $30.5 million for the quarter ended March 31, 2005 from $27.5 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $1.7 million or 7.2% to $25.0 million for the quarter ended March 31, 2005 from $23.3 million for the same quarter of the prior year. The increase is primarily due to incremental selling expenses incurred to produce the increased revenue in the period and increased promotional expenses related to the rollout of our News Talk format in new markets, partially offset by reduced bad debt expense as a result of improved collections.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.2 million or 9.9% to $2.4 million for the quarter ended March 31, 2005 from $2.2 million for the same quarter of the prior year. The increase is attributable primarily to costs associated with our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004, our acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005 and increased circulation costs due to additional production at Salem Publishing™.

      CORPORATE EXPENSES.      Corporate expenses increased $0.7 million or 17.3% to $5.0 million for the quarter ended March 31, 2005 from $4.3 million for the same quarter of the prior year, primarily due to costs, including audit fees, associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.3 million or 8.2% to $3.4 million for the quarter ended March 31, 2005 from $3.1 million for the same quarter of the prior year. The increase is due principally to depreciation associated with the acquisition of radio station assets during 2004.

      (GAIN) LOSS ON DISPOSAL OF ASSETS.       Gain on disposal of assets of approximately $18,000 for the quarter ended March 31, 2005 was primarily due to insurance proceeds received from three separate claims net of the related assets written-off. Loss on disposal of assets of $0.2 million for the quarter ended March 31, 2004 was primarily due to certain studio and production equipment being sold in connection with the early termination of a lease with a related party.

      OTHER INCOME (EXPENSE).       Interest income of approximately $23,000 and $29,000 for the quarters ended March 31, 2005 and 2004, respectively, was primarily from interest earned on excess cash. Interest expense decreased $0.6 million or 9.8% to $5.1 million for the quarter ended March 31, 2005 from $5.7 million for the same quarter of the prior year. The decrease is primarily due to savings of approximately $1.3 million in interest due to a combination of redemptions and open market repurchases (the “Redemption”) of $55.6 million of the 9% Notes, partially offset by an increase in interest expense in 2005 as a result of increased borrowings and higher interest rates under our credit facilities, as well as reduced interest savings realized from interest rate swaps, which were terminated in late 2004 and early 2005. Other expense, net, was $0.1 million for the quarters ended March 31, 2005 and 2004, and was related primarily to bank commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $1.4 million for the quarter ended March 31, 2005 as compared to $0.8 million for the same quarter of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 37.2% for the quarter ended March 31, 2005 and 38.5% for the same quarter of the prior year. For the quarters ended March 31, 2005 and 2004, the effective tax rate differs from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      NET INCOME. We recognized net income of $2.4 million for the quarter ended March 31, 2005 as compared to net income of $1.2  million for the same quarter of the prior year. The change is primarily due to an increase in operating income of $1.2 million for the quarter ended March 31, 2005 over 2004 and a reduction in interest expense of $0.6 million for the quarter ended March 31, 2005 from 2004, partially offset by an increase in the provision for income taxes of $0.6 million for the quarter ended March 31, 2005 over 2004.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income (“SOI”) as net broadcasting revenue less broadcasting operating expenses.

      SOI is not a measure of performance calculated in accordance with GAAP; as a result it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. Management believes that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, our management uses SOI as one of the key measures of operating efficiency and profitability. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. SOI as defined by and used by our company is not necessarily comparable to similarly titled measures employed by other companies.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

      STATION OPERATING INCOME.       SOI increased $1.7 million or 10.8 % to $17.3 million for the quarter ended March 31, 2005 from $15.6 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, SOI was 36.2% for both the quarter ended March 31, 2005 and the same quarter of the prior year. On a same station basis, SOI improved $2.4 million or 17.5% to $16.2 million for the quarter ended March 31, 2005 from $13.8 million for the same quarter of the prior year. As a percentage of same station net broadcasting revenue, same station SOI increased to 39.2% for the quarter ended March 31, 2005 from 37.1% for the same quarter of the prior year.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the quarters ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
	(Dollars in thousands)
Station operating income	$ 15,613	$ 17,296
Plus other media revenue	1,946	2,428
Less other media operating expenses	(2,162)	(2,377)
Less depreciation and amortization	(3,097)	(3,350)
Plus gain (loss) on disposal of assets	(224)	18
Less corporate expenses	(4,304)	(5,047)
Operating income	$ 7,772	$ 8,968

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

Accounting for acquisitions and upgrades of radio station and network assets

      Most of our radio station acquisitions have been acquisitions of selected assets and not of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is our policy generally to retain third-party appraisers to value radio stations, networks or other media properties under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or other media properties at the close of the transaction.

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

Intangible assets

      Under the Financial Accounting Standards Board’s rules, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and intangible assets deemed to have indefinite lives, but perform annual impairment tests in accordance with these statements. We believe our FCC licenses have indefinite lives and accordingly amortization expense is no longer recorded for our FCC licenses as well as our goodwill. Other intangible assets continue to be amortized over their useful lives.

      We perform an annual test of impairment on our FCC licenses and our goodwill. These tests include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of March 31, 2005, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates which require careful consideration and judgments by our management. If conditions in the markets in which our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $3.2 million as of March 31, 2005, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

      Our classification of our borrowings under our credit facilities as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facilities and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facilities or it may become necessary to seek an amendment to our credit facilities. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilities or a further amendment of our credit facilities becoming necessary.

LIQUIDITY AND CAPITAL RESOURCES

            We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facilities and operating cash flow. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and our senior subordinated notes from operating cash flow and borrowings under our credit facilities. We believe that cash on hand, cash flow from operations, and borrowings under the credit facility will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

      On May 5, 2004, we completed a follow-on public offering of our Class A common stock. We used the net proceeds of $65.7 million from this offering for working capital and general corporate purposes, including the Redemption of $55.6 million of our 9% Notes.

      Cash. Cash and cash equivalents were $5.9 million on March 31, 2005. Working capital was $19.8 million on March 31, 2005. During the quarter ended March 31, 2005, we made net borrowings of $23.1 million under our credit facilities and used $41.8 million to acquire selected assets of four radio stations and one Internet business.

      Net cash provided by operating activities increased to $13.0 million for the quarter ended March 31, 2005 compared to $8.2 million for the same quarter of the prior year, primarily due to an increase in operating income of $1.2 million, lower interest expense of $0.6 million in the quarter ended March 31, 2005 as compared to the same quarter of the prior year, an increase in deferred revenue and an increase in accounts payable and accrued expenses.

      Net cash used in investing activities increased to $45.0 million for the three months ended March 31, 2005 compared to $5.2 million for the same quarter of the prior year. The increase is due to cash used for acquisitions ($41.8 million cash used to purchase selected assets of four radio stations and one Internet business during the three months ended March 31, 2005 as compared to no acquisitions in the same quarter of the prior year).

      Net cash provided by financing activities was $26.9 million for the three months ended March 31, 2005 compared to net cash used by financing activities of $4.5 million for the same quarter of the prior year. The change was primarily due to net borrowings under our credit facilities of $23.1 million in the quarter ended March 31, 2005 as compared to net repayments of $5.0 million in the same quarter of the prior year, and proceeds of $3.7 million from the sale of an interest rate swap in 2005, partially offset by proceeds of approximately $25,000 from the exercises of stock options in the quarter ended March 31, 2005 as compared to proceeds of $0.5 million in the same quarter of the prior year.

      Credit Facilities.  Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities. The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”) as well as a $75.0 million term loan facility (“term loan facility”). As of March 31, 2005, the borrowing capacity and aggregate commitments under our revolving credit facility was $75.0 million and under our term loan facility was $74.6 million. The amount we can borrow, however, is subject to certain restrictions as described below. At March 31, 2005, $74.6 million was outstanding under the term loan facility and $32.5 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan facility steps down 0.5% each December 31 and June 30, commencing December 31, 2004. The term loan facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

      Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. For the term loan, the prime rate spread ranges from 0.5% to 1.0%, and the LIBOR spread ranges from 1.75% to 2.25%. In each case, the spread is based on the total leverage ratio on the date of determination. At March 31, 2005, the blended interest rate on amounts outstanding under the credit facilities was 4.26%. If an event of default occurs, the rate may increase by 2.0%.

      The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired non-Christian formatted radio stations that we reformat to a Christian Teaching and Talk, News Talk or contemporary Christian music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of March 31, 2005. The ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under our credit facilities at March 31, 2005, on a pro forma basis, was 4.74 to 1, resulting in a borrowing availability of approximately $42.4 million.

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

      As of March 31, 2005, and currently, management believes we were and remain in compliance with all of the covenants under the terms of the credit facilities.

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

      As of March 31, 2005, and currently, management believes we were in compliance with all of the covenants under the indenture for the 9% Notes.

      7¾% Notes. In December 2002, Salem Holding issued $100.0 million principal amount of 7¾% Notes. The indenture for the 7¾% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Salem Holding used the net proceeds to redeem the $100.0 million 9½% Senior Subordinated Notes due 2007 on January 22, 2003. Salem Holding is required to pay $7.8 million per year in interest on the 7¾% Notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 7¾% Notes.

      As of March 31, 2005, and currently, management believes we were in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	March 31,
	2004	2005
	(Dollars in thousands)

Revolving line of credit under credit facility	$9,000	$32,500
Term loan under credit facility	75,000	74,625
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011 (1)	98,102	97,778
Capital leases and other loans	67	61
	282,169	304,964
Less current portion	(1,145)	(770)
	$281,024	$304,194

(1) Includes $3,732 and $3,408 as of December 31, 2004 and March 31, 2005, respectively, of fair value adjustments related to a terminated interest rate swap.

Off-balance sheet arrangements

      At March 31, 2005 and 2004, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

 During the first quarter of 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to our $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

      During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to our 9% Notes. This agreement was to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized $0.1 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. We recognized approximately $17,000 in interest expense related to the amortization of capitalized buyout premium for the quarter ended March 31, 2005. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

At March 31, 2005, we did not have any interest rate swap agreements outstanding.

      On April 8, 2005, we entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

      On April 26, 2005, we entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

On May 5, 2005, we entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  The effective date of this interest rate swap is July 1, 2006.

MARKET RISK

      In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of March 31, 2005, we had borrowed $107.1 million under the credit facilities. As of March 31, 2005, we could borrow up to an additional $42.4 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facilities, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. As of March 31, 2005, the blended interest rate on amounts outstanding under the credit facilities was 4.26%. At March 31, 2005, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.1 million on an annualized basis.

     In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.4 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of March 31, 2005, with an aggregate fair value of $205.3 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $196.1 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $215.1 million.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

      There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 9, 2005, Pipefitters, Locals 522 & 633 Pension Trust Fund filed a Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of our April 2004 public offering of Class A common stock. In the purported class action, the plaintiff asserts claims under the Securities Act of 1933 on behalf of a putative class of all persons who purchased our equity securities pursuant or traceable to that offering. The complaint alleges that the offering documents failed to disclose that our financial statements overstated its fixed assets and that our internal controls were flawed with respect to its ability to value fixed assets and that the offering documents contained misstatements regarding our fixed assets and internal controls. The complaint seeks rescission or damages in excess of $5 million, interest, attorney’s fees and other costs, as well as equitable and injunctive relief. The complaint was served on us on March 15, 2005.  We believe these claims are without merit and intend to vigorously defend ourselves in this matter. At this time, it is not possible for us to determine the ultimate outcome of this matter.

      We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims including the purported class action described above. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. Except with respect to the purported class action described above which has not yet been assessed due to its recent commencement, we believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

In November, 2004, the company reported that its board of directors authorized a repurchase program for up to $25 million of company stock, which could occur through open-market or privately negotiated transactions, block transactions, a trading plan satisfying the safe harbor provisions of Rule 10b5-1 under the Exchange Act, as otherwise permitted by law, or any combination of the foregoing.  This authority expires on May 5, 2007, and was given subject to the company remaining in compliance with its credit facilities and bond indentures, which contain limitations on the company’s ability to enter into such transactions.  Currently, these limitations may prevent the company from repurchasing more than $5 million of its stock.  To date, no stock repurchases have been made.  In making any repurchases, the company (a) intends to be opportunistic and will evaluate potential repurchases based on the market’s valuation of the company stock, available acquisition opportunities, indebtedness and other factors, (b) may use available borrowings under its credit facilities to pay for all or part of the cost of repurchasing shares, and (c) will either retire or keep all repurchased shares as treasury shares.

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
4.05

Supplemental Indenture No.1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (4)

4.06

Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)

4.07

Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (5)

4.08

Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)

4.09

Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (10)

4.10

Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (6)

4.11

Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (11)

4.15

Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (6)

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

(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2003.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2003.
(11)	Incorporated by reference to Appendix B to Salem’s Proxy Statement on Schedule 17A, filed with the Securities and Exchange Commission on April 29, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
May 10, 2005
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2005
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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Dated: May 10, 2005

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Dated: May 10, 2005

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as President and Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2005
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2005
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