Form 10-Q
period 2005-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2005-08-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

      As of August 2, 2005, there were 20,200,673 shares of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	June 30,
	2004	2005
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,994	$6,118
Accounts receivable (less allowance for doubtful accounts of $8,109 in 2004 and $7,987 in 2005)	29,535	30,664
Other receivables	1,629	509
Prepaid expenses	2,083	2,157
Deferred income taxes	4,683	4,436
Total current assets	48,924	43,884
Property, plant and equipment, net	102,987	109,316
Broadcast licenses	406,290	441,735
Goodwill	11,419	13,470
Amortizable intangible assets (net of accumulated amortization of $6,269 in 2004 and $7,004 in 2005)	2,757	3,302
Bond issue costs	3,342	3,042
Bank loan fees	3,710	3,317
Fair value of interest rate swap	4,142	—
Other assets	2,213	1,677
Total assets	$585,784	$619,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581	$26
Accrued expenses	6,471	5,643
Accrued compensation and related expenses	5,310	5,298
Accrued interest	5,136	5,374
Deferred revenue	1,402	1,856
Current portion of long-term debt and capital lease obligations	1,145	770
Total current liabilities	20,045	18,967
Long-term debt and capital lease obligations, less current portion	281,024	309,370
Deferred income taxes	32,715	34,988
Deferred revenue and expenses	3,364	6,798
Other liabilities	999	1,110
Total liabilities	338,147	371,233
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 20,408,742 at December 31, 2004 and 20,410,867 shares issued and 20,200,548 shares outstanding at June 30, 2005	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	216,996	217,034
Treasury stock, at cost (210,319 shares at June 30, 2005)	—	(3,784)
Retained earnings	30,381	36,326
Accumulated other comprehensive loss	—	(1,326)
Total stockholders’ equity	247,637	248,510
Total liabilities and stockholders’ equity	$585,784	$619,743
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net broadcasting revenue	$47,800	$ 51,510	$ 90,957	$ 99,323
Other media revenue	2,352	2,740	4,298	5,168
Total revenue	50,152	54,250	95,255	104,491
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $270 and $282 for the quarters ended June 30, 2004 and 2005, respectively, and $543 and $555 for the six months ended June 30, 2004 and 2005, respectively, paid to related parties)	28,875	31,527	56,419	62,044
Other media operating expenses, exclusive of depreciation and amortization shown below	2,030	2,494	4,192	4,871
Corporate expenses, exclusive of depreciation and amortization shown below (including $89 and $95 for the quarters ended June 30, 2004 and 2005, respectively, and $169 and $157 for the six months ended June 30, 2004 and 2005, respectively, paid to related parties)	4,247	4,936	8,551	9,983
Litigation costs	—	650	—	650
Depreciation and amortization (including $261 and $243 for the quarters ended June 30 2004 and 2005, respectively, and $529 and $459 for the six months ended June 30, 2004 and 2005, respectively for other media businesses)	3,129	3,453	6,226	6,803
Loss on disposal of assets	—	33	224	15
Total operating expenses	38,281	43,093	75,612	84,366
Operating income	11,871	11,157	19,643	20,125
Other income (expense):
Interest income	93	22	122	45
Interest expense	(5,366)	(5,593)	(11,036)	(10,705)
Loss on early redemptions of long-term debt	(6,588)	—	(6,588)	—
Other income (expense), net	279	(71)	168	(139)
Income before income taxes and discontinued operations	289	5,515	2,309	9,326
Provision for income taxes	117	1,962	894	3,381
Income before discontinued operations	172	3,553	1,415	5,945
Loss on discontinued operations, net of tax	(335)	—	(335)	—
Net income (loss)	$ (163)	$ 3,553	$ 1,080	$ 5,945
Other comprehensive loss, net of tax	—	(1,326)	—	(1,326)
Comprehensive income (loss)	$ (163)	$ 2,227	$ 1,080	$ 4,619
Basic net earnings per share before discontinued operations	$ 0.01	$ 0.14	$ 0.06	$ 0.23
Loss from discontinued operations per share	$ (0.01)	—	$ (0.01)	—
Basic net earnings (loss) per share	$ (0.01)	$ 0.14	$ 0.04	$ 0.23

Diluted net earnings per share before discontinued operations	$ 0.01	$ 0.14	$ 0.06	$ 0.23
Loss from discontinued operations per share	$ (0.01)	—	$ (0.01)	—
Diluted net earnings (loss) per share	$ (0.01)	$ 0.14	$ 0.04	$ 0.23

Basic weighted average shares outstanding	25,205,348	25,887,299	24,365,727	25,925,453
Diluted weighted average shares outstanding	25,412,122	25,939,455	24,545,123	25,981,055

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$1,080	$5,945
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early retirement of debt	6,588	—
Tax benefit related to stock options exercised	333	6
Depreciation and amortization	6,226	6,803
Amortization of bond issue costs and bank loan fees	950	716
Amortization and accretion of financing items	—	(433)
Provision for bad debts	1,796	1,413
Deferred income taxes	164	3,273
Loss on disposal of assets	224	15
Changes in operating assets and liabilities:
Accounts receivable	(1,245)	(2,542)
Prepaid expenses and other current assets	360	1,046
Accounts payable and accrued expenses	(526)	(1,157)
Deferred revenue	17	3,888
Other liabilities	205	111
Income taxes payable	6	—
Net cash provided by operating activities	16,178	19,084

INVESTING ACTIVITIES
Capital expenditures	(8,664)	(7,600)
Deposits on radio station acquisitions	(685)	(150)
Purchases of radio station assets	(16,913)	(40,271)
Purchase of an Internet business	—	(3,407)
Proceeds from sale of property, plant and equipment	—	90
Other	122	639
Net cash used in investing activities	(26,140)	(50,699)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	22,500	30,150
Proceeds from common stock offering	65,738	—
Repurchase of Class A common stock	—	(3,784)
Payment to redeem 9% notes	(55,630)	—
Payment of bond premium	(4,998)	—
Payments of long-term debt and notes payable	(12,500)	(3,400)
Proceeds from exercise of stock options	1,637	32
Payments on capital lease obligations	(8)	(13)
Payments of costs related to bank credit facility and debt financing	497	24
Proceeds from interest rate swap termination	—	3,730
Net cash provided by financing activities	17,236	26,739
Net increase (decrease) in cash and cash equivalents	7,274	(4,876)
Cash and cash equivalents at beginning of year	5,620	10,994
Cash and cash equivalents at end of period	$12,894	$6,118
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,936	$10,309
Income taxes	$180	$149
Non-cash investing activities
Fair value of assets exchanged	$—	$145,845
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

Information with respect to the three months and six months ended June 30, 2004 and 2005 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the December 31, 2004 financial statements have been reclassified to conform to the current period presentation.

NOTE 3. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Acquisition Date	Station(s)	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
January 19, 2005	KAST-FM	Portland, OR	$8,000	Yes
January 31, 2005	WKAT-AM	Miami, FL	10,000	Yes
January 31, 2005	KGBI-FM	Omaha, NE	10,000	No
March 15, 2005	WRMR-AM	Cleveland, OH	10,000	Yes
			$38,000

The purchase price has been allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 2,610
Amortizable intangible assets	163
Goodwill	137
Broadcast licenses	35,090
$ 38,000

On January 3, 2005, the Company exchanged selected assets of radio stations KHNR-AM and KHCM-AM, both in Honolulu, Hawaii, for selected assets of radio station KGMZ-FM, Honolulu, Hawaii. The net carrying amount of the assets exchanged approximated $1.2 million. No gain or loss was recognized by the Company as a result of this exchange.

On January 4, 2005, the Company entered into an agreement to sell selected assets of radio station WCCD-AM, Cleveland, Ohio for approximately $2.1 million. The buyer began to operate the station under a local marketing agreement effective April 1, 2005. The Company anticipates this transaction to close in the third quarter of 2005.

On January 7, 2005, the Company entered into an agreement to acquire selected assets of radio station KCRO-AM, Omaha, Nebraska for approximately $3.2 million. The Company began to operate the station under a local marketing agreement effective January 31, 2005. The Company anticipates this transaction to close in the third quarter of 2005.

On February 11, 2005, the Company acquired the Internet website Christianity.com and its related operations for $3.4 million.

On February 18, 2005, the Company entered into an agreement to acquire selected assets of radio stations WGUL-AM, Tampa, Florida and WLSS-AM, Sarasota, Florida for approximately $9.5 million. The Company anticipates this transaction to close in the third quarter of 2005.

On March 31, 2005, the Company exchanged selected assets of radio station WZFS-FM, Chicago, Illinois for selected assets of radio stations WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas and KHCK-AM, Dallas, Texas. The net carrying amount of the assets exchanged approximated $3.9 million. No gain or loss was recognized by the Company as a result of this exchange.

On April 6, 2005, the Company entered into an agreement to acquire selected assets of radio station KHLP-AM, Omaha, Nebraska for approximately $0.9 million. The Company anticipates this transaction to close in the third quarter of 2005.

      On June 30, 2005, the Company exchanged selected assets of KSFB-FM, San Francisco, California for selected assets of KOSL-FM, Sacramento, California. The net carrying amount of the assets exchanged approximated $7.2 million. No gain or loss was recognized by the Company as a result of this exchange.

      With the exception of the acquisitions of KGBI-FM, Omaha, Nebraska and Christianity.com, which were acquisitions of businesses, the above acquisitions were acquisitions of assets.

NOTE 4. STOCK-BASED COMPENSATION

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

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma earnings per share disclosures for stock-based awards vested during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and earnings per share for each of the three months and six months ended June 30, 2004 and 2005 would have changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income (loss), as reported	$(163)	$3,553	$1,080	$5,945
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(2,226)	(171)	(2,877)	(1,299)
Pro forma net income (loss)	$(2,389)	$3,382	$(1,797)	$4,646
Earnings per share:
Basic net earnings (loss) per share - as reported	$(0.01)	$0.14	$0.04	$0.23
Basic net earnings (loss) per share - pro forma	$(0.09)	$0.13	$(0.07)	$0.18
Diluted net earnings (loss) per share - as reported	$(0.01)	$0.14	$0.04	$0.23
Diluted net earnings (loss) per share - pro forma	$(0.09)	$0.13	$(0.07)	$0.18

NOTE 5. OTHER COMPREHENSIVE INCOME

      During the quarter ended June 30, 2005, the Company recorded other comprehensive income of $1.3 million, net of tax of $0.8 million, related to the change in fair value of its three cash flow hedges.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 123R

      On October 13, 2004, the Financial Accounting Standards Board (“FASB”) reached a conclusion on Statement 123R, “Share-Based Payment.” The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 for annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning January 1, 2006 and it applies to unvested options granted prior to that date in addition to any new option grants. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

      Statement of Financial Accounting Standards No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s results of operations or financial position.

      Financial Accounting Standard Interpretation No. 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Statement of Financial Accounting Standards No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

NOTE 7. EQUITY TRANSACTIONS

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

      During the three month period ended June 30, 2005, Salem made repurchases of 210,319 shares its Class A common stock for approximately $3.8 million pursuant to a $25.0 million share repurchase program adopted by Salem’s Board of Directors in September 2004.

NOTE 8. PARTIAL REDEMPTION OF $150.0 MILLION 9% SENIOR SUBORDINATED NOTES DUE 2011

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

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2004
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$4,254	$(3,114)	$1,140
Favorable and assigned leases	1,459	(986)	473
Other amortizable intangible assets	3,313	(2,169)	1,144
	$9,026	$(6,269)	$2,757

	As of June 30, 2005
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$5,299	$(3,590)	$1,709
Favorable and assigned leases	1,548	(1,020)	528
Other amortizable intangible assets	3,459	(2,394)	1,065
	$10,306	$(7,004)	$3,302

The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the subsequent years is:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)

2005 (July 1 – December 31)	$719
2006	842
2007	539
2008	165
2009	162
Thereafter	875
Total	$3,302

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

      Options to purchase 1,402,066 and 1,756,494 shares of Class A common stock were outstanding at June 30, 2004 and 2005, respectively. Diluted weighted average shares outstanding excludes outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Those options are excluded due to their antidilutive effect.

NOTE 11. DERIVATIVE INSTRUMENTS

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

      During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense was reduced by approximately $0.2 million related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

      During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized $0.1 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. The Company recognized approximately $33,000 in interest expense related to the amortization of capitalized buyout premium for the quarter ended June 30, 2005. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

      On April 8, 2005, the Company entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2005, the Company recorded a liability for the fair value of the interest swap of approximately $1.1 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

      On April 26, 2005, the Company entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2005, the Company recorded a liability for the fair value of the interest swap of approximately $0.6 million.  This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

      On May 5, 2005, the Company entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2005, the Company recorded a liability for the fair value of the interest swap of approximately $0.4 million.  This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

NOTE 12. COMMITMENTS AND CONTINGENCIES

            On March 9, 2005, Pipefitters, Locals 522 & 633 Pension Trust Fund filed a Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against Salem, its directors, certain of its officers and certain underwriters of the Company’s April 2004 public offering of Class A common stock. In the purported class action, the plaintiff asserts claims under the Securities Act of 1933 on behalf of a putative class of all persons who purchased the Company’s equity securities pursuant or traceable to that offering. The complaint alleges that the offering documents failed to disclose that the Company’s financial statements overstated its fixed assets and that the Company’s internal controls were flawed with respect to its ability to value fixed assets and that the offering documents contained misstatements regarding the Company’s fixed assets and internal controls. The complaint seeks rescission or damages in excess of $5 million, interest, attorney’s fees and other costs, as well as equitable and injunctive relief. The complaint was served on the Company on March 15, 2005.  The Company believes these claims are without merit and intends to vigorously defend itself in this matter. During the quarter ended June 30, 2005, the Company recorded a $0.7 million accrual.

      The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims including the purported class action described above. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. Except with respect to the purported class action described above which has not yet been assessed due to its recent commencement, the Company believes, at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Net revenue
Radio broadcasting	$47,800	$51,510	$90,957	$99,323
Other media	2,352	2,740	4,298	5,168
Consolidated net revenue	$50,152	$54,250	$95,255	$104,491

Operating expenses before litigation costs, depreciation, amortization and loss on disposal of assets
Radio broadcasting	$28,875	$31,527	$56,419	$62,044
Other media	2,030	2,494	4,192	4,871
Corporate	4,247	4,936	8,551	9,983
Consolidated operating expenses before litigation costs, depreciation, amortization and loss on disposal of assets	$35,152	$38,957	$69,162	$76,898

Operating income before litigation costs, depreciation, amortization and loss on disposal of assets
Radio broadcasting	$18,925	$19,983	$34,538	$37,279
Other media	322	246	106	297
Corporate	(4,247)	(4,936)	(8,551)	(9,983)
Consolidated operating income before litigation costs, depreciation, amortization and loss on disposal of assets	$15,000	$15,293	$26,093	$27,593

Depreciation
Radio broadcasting	$2,417	$2,739	$4,813	$5,439
Other media	107	116	220	195
Corporate	223	225	428	431
Consolidated depreciation expense	$2,747	$3,080	$5,461	$6,065

Amortization
Radio broadcasting	$224	$243	$450	$467
Other media	155	127	309	264
Corporate	3	3	6	7
Consolidated amortization expense	$382	$373	$765	$738

Operating income before litigation costs and loss on disposal of assets
Radio broadcasting	$16,284	$17,001	$29,275	$31,373
Other media	60	3	(423)	(162)
Corporate	(4,473)	(5,164)	(8,985)	(10,421)
Consolidated operating income before litigation costs and loss on disposal of assets	$11,871	$11,840	$19,867	$20,790
			December 31,	June 30,
			2004	2005
Total property, plant and equipment, net			(Dollars in thousands)
Radio broadcasting			$98,809	$104,791
Other media			1,048	1,417
Corporate			3,130	3,108
Consolidated property, plant and equipment, net			$102,987	$109,316

Reconciliation of operating income before litigation costs, depreciation, amortization, and loss on disposal of assets to income before income taxes and discontinued operations:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Operating income before litigation costs, depreciation, amortization, and loss on disposal of assets	$15,000	$15,293	$26,093	$27,593
Depreciation expense	(2,747)	(3,080)	(5,461)	(6,065)
Amortization expense	(382)	(373)	(765)	(738)
Litigation costs	—	(650)	—	(650)
Interest income	93	22	122	45
Loss on disposal of assets	—	(33)	(224)	(15)
Interest expense	(5,366)	(5,593)	(11,036)	(10,705)
Loss on early redemption of long-term debt	(6,588)	—	(6,588)	—
Other income (expense), net	279	(71)	168	(139)
Income before income taxes and discontinued operations	$289	$5,515	$2,309	$9,326

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“HoldCo”) as the issuer of the 9% Notes and the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9% Notes and the 7¾% Notes. HoldCo and Salem Communications Acquisition Company (“AcquisitionCo”) are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of June 30, 2005, amounted to $136.3 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $17.4 million of amounts due from Salem and AcquisitionCo as of June 30, 2005.

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of June 30, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ 75	$ 166	$5,877	$ —	$ 6,118
Accounts receivable, net	—	1,678	1,503	27,622	(139)	30,664
Other receivables	—	80	88	1,181	(840)	509
Prepaid expenses	—	24	115	2,018	—	2,157
Deferred income taxes	—	(61)	167	4,569	(239)	4,436
Total current assets	—	1,796	2,039	41,267	(1,218)	43,884
Property, plant and equipment, net	—	4,729	1,111	103,476	—	109,316
Broadcast licenses	—	94,841	—	346,894	—	441,735
Goodwill	—	8	7,312	6,150	—	13,470
Amortizable intangible assets, net	—	—	1,094	2,208	—	3,302
Bond issue costs	—	—	—	3,042	—	3,042
Bank loan fees	—	—	—	3,317	—	3,317
Intercompany receivables	270,569	4,059	—	6,320	(280,948)	—
Other assets	—	—	51	1,626	—	1,677
Total assets	$ 270,569	$ 105,433	$ 11,607	$ 514,300	$ (282,166)	$ 619,743

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of June 30, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	$ —	$ —	$ (4)	$ 30	$ —	$ 26
Accrued expenses	—	253	596	4,897	(103)	5,643
Accrued compensation and related expenses	—	282	253	4,763	—	5,298
Income taxes payable	—	6	6	(228)	216	—
Accrued interest	—	—	—	5,374	—	5,374
Deferred revenue	—	—	1,514	342	—	1,856
Current portion of long-term debt and capital lease obligations	—	—	—	770	—	770
Total current liabilities		541	2,365	15,948	113	18,967
Intercompany payables	22,131	11,078	17,567	(376)	(50,400)	—
Long-term debt and capital lease obligations, less current portion	—	—	—	307,291	—	307,291
Fair value in excess of book value of debt hedged with interest rate swaps	—	—	—	2,079	—	2,079
Deferred income taxes	(802)	(2,347)	(2,082)	45,138	(4,919)	34,988
Deferred revenue	—	—	—	6,798	—	6,798
Other liabilities	—	—	7	1,103	—	1,110
Stockholders’ equity	249,240	96,161	(6,250)	136,319	(226,960)	248,510
Total liabilities and stockholders’ equity	$ 270,569	$ 105,433	$ 11,607	$ 514,300	$ (282,166)	$ 619,743

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$ 6,184	$ —	$ 94,250	$ (1,111)	$ 99,323
Other media revenue	—	—	5,804	—	(636)	5,168
Total revenue	—	6,184	5,804	94,250	(1,747)	104,491
Operating expenses:
Broadcasting operating expenses	—	4,907	—	57,876	(739)	62,044
Other media operating expenses	—	—	6,169	(252)	(1,046)	4,871
Corporate expenses	—	—	—	9,983	—	9,983
Litigation costs	650	—	—	—	—	650
Depreciation and amortization	—	250	229	6,324	—	6,803
Loss on disposal of assets	—	1	—	14	—	15
Total operating expenses	650	5,158	6,398	73,945	(1,785)	84,366
Operating income (loss)	(650)	1,026	(594)	20,305	38	20,125
Other income (expense):
Interest income	2,667	45	7	2,015	(4,689)	45
Interest expense	(1,280)	(2,667)	(696)	(10,751)	4,689	(10,705)
Other expense, net	—	—	—	(139)	—	(139)
Income (loss) before income taxes	737	(1,596)	(1,283)	11,430	38	9,326
Provision (benefit) for income taxes	502	(609)	(465)	3,953	—	3,381
Net income (loss)	$ 235	$ (987)	$ (818)	$ 7,477	$ 38	$ 5,945
Other comprehensive loss, net of tax	—	—	—	(1,326)	—	(1,326)
Comprehensive income (loss)	$ 235	$ (987)	$ (818)	$ 6,151	$ 38	$ 4,619

 NOTE 15. SUBSEQUENT EVENTS

On July 7, 2005, HoldCo amended its credit facility to add a $150.0 million delayed-draw term loan C facility maturing June 30, 2012.  Additionally, the amendment reduced the margin used in determining interest rates and reduced the effect of a limitation on the Company’s ability to repurchase Salem’s stock by effectively increasing an applicable basket from $5 million to $50 million (provided a certain leverage ratio is maintained).

On July 28, 2005, the Company entered into an agreement to exchange selected assets of KSFS-FM, Sacramento, California, and KCEE-FM, Grass Valley, California, for selected assets of KVMG-FM, Sacramento, California and additional consideration of $500,000. Effective July 28, 2005, the Company began to operate KVMG-FM and discontinued operating KSFS-FM and KCEE-FM under local marketing agreements. The Company anticipates this exchange transaction to close in the second quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of selected assets of radio stations and our acquisition of selected assets of other media businesses. See Note 3 to our condensed consolidated financial statements for additional information.

      We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 104 radio stations in 41 markets, including 66 stations in 24 of the top 25 markets, which consists of 32 FM stations and 72 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

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

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2005	% Change	2004	2005	% Change
Net broadcasting revenue	$ 47,800	$ 51,510	7.8%	$ 90,957	$ 99,323	9.2%
Other media revenue	2,352	2,740	16.5%	4,298	5,168	20.2%
Total revenue	50,152	54,250	8.2%	95,255	104,491	9.7%
Operating expenses:
Broadcasting operating expenses	28,875	31,527	9.2%	56,419	62,044	10.0%
Other media operating expenses	2,030	2,494	22.9%	4,192	4,871	16.2%
Corporate expenses	4,247	4,936	16.2%	8,551	9,983	16.7%
Litigation costs	—	650	N/A	—	650	N/A
Depreciation and amortization	3,129	3,453	10.4%	6,226	6,803	9.3%
Loss on disposal of assets	—	33	N/A	224	15	(93.3)%
Total operating expenses	38,281	43,093	12.6%	75,612	84,366	11.6%
Operating income	11,871	11,157	(6.0)%	19,643	20,125	2.5%
Other income (expense):
Interest income	93	22	(76.3)%	122	45	(63.1)%
Interest expense	(5,366)	(5,593)	4.2%	(11,036)	(10,705)	(3.0)%
Loss on early retirement of long-term debt	(6,588)	—	(100.0)%	(6,588)	—	(100.0)%
Other income (expense), net	279	(71)	(125.4)%	168	(139)	(182.7)%
Income before income taxes and discontinued operations	289	5,515	1808.3%	2,309	9,326	303.9%
Provision for income taxes	117	1,962	1576.9%	894	3,381	278.2%
Income before discontinued operations	172	3,553	1965.7%	1,415	5,945	320.1%
Loss on discontinued operations, net of tax	(335)	—	(100.0)%	(335)	—	(100.0)%
Net income (loss)	$ (163)	$ 3,553	2279.8%	$ 1,080	$ 5,945	450.5%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net broadcasting revenue	95%	95%	95%	95%
Other media revenue	5%	5%	5%	5%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	58%	58%	59%	59%
Other media operating expenses	4%	5%	4%	5%
Corporate expenses	8%	9%	9%	10%
Litigation costs	—%	1%	—%	1%
Depreciation and amortization	6%	6%	7%	7%
Loss on disposal of assets	—%	—%	—%	—%
Total operating expenses	76%	79%	79%	81%
Operating income	24%	21%	21%	19%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(11)%	(10)%	(12)%	(10)%
Loss on termination of long-term debt	(13)%	—%	(7)%	—%
Other expense, net	1%	—%	—%	—%
Income before income taxes and discontinued operations	1%	10%	2%	9%
Provision for income taxes	—%	4%	1%	3%
Income before discontinued operations	—%	7%	1%	6%
Discontinued operations, net of tax	(1)%	—%	—%	—%
Net income (loss)	—%	7%	1%	6%

 Three months ended June 30, 2005 compared to three months ended June 30, 2004

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $3.7 million or 7.8% to $51.5 million for the quarter ended June 30, 2005 from $47.8 million for the same quarter of the prior year. On a same station basis, net revenue improved $2.5 million or 6.2% to $43.1 million for the quarter ended June 30, 2005 from $40.6 million for the same quarter of the prior year. The growth is primarily attributable to the increases on our News Talk stations in local spot revenue of $1.6 million and in local program revenue of $0.7 million and increases on our Christian Teaching and Talk stations in national and local program revenue of $0.9 million and in local spot revenue of $0.7 million.  Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 54.2% for the quarter ended June 30, 2005 from 55.0% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue increased to 32.3% for the quarter ended June 30, 2005 from 31.9% for the same quarter of the prior year. This change in our revenue mix was primarily due to additional program revenue on our News Talk stations and continued program revenue growth and our Christian Teaching and Talk stations.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.3 million or 16.5% to $2.7 million for the quarter ended June 30, 2005 from $2.4 million for the same quarter of the prior year. This increase was due primarily to increased Internet display advertising of $0.2 million and revenue of $0.1 million related to our acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $2.6 million or 9.2% to $31.5 million for the quarter ended June 30, 2005 from $28.9 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $0.7 million or 3.1% to $24.2 million for the quarter ended June 30, 2005 from $23.5 million for the same quarter of the prior year. The increase is primarily due to incremental selling expenses, including commissions, of approximately $2.2 million incurred to produce the increased revenue in the period and increased promotional expenses of approximately $0.8 million related to our contemporary Christian music stations and the rollout of our News Talk format in new markets, partially offset by reduced bad debt expense of approximately $0.2 million as a result of improved collections.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.5 million or 22.9% to $2.5 million for the quarter ended June 30, 2005 from $2.0 million for the same quarter of the prior year. The increase is attributable primarily to costs associated with our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004 and our acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005.

      CORPORATE EXPENSES.      Corporate expenses increased $0.7 million or 16.2% to $4.9 million for the quarter ended June 30, 2005 from $4.2 million for the same quarter of the prior year, primarily due to increased overhead costs of approximately $0.5 million associated with the growth of the company and due to costs, including audit fees, of approximately $0.1 million associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      LITIGATION COSTS.      During the quarter ended June 30, 2005, the Company recorded a $0.7 million accrual for potential litigation costs.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.4 million or 10.4% to $3.5 million for the quarter ended June 30, 2005 from $3.1 million for the same quarter of the prior year. The increase is due principally to depreciation associated with the acquisition of radio station assets during 2004.

      LOSS ON DISPOSAL OF ASSETS.       Loss on disposal of assets of approximately $33,000 for the quarter ended June 30, 2005 was primarily due to the write-off of certain assets that were damaged in various storms.

      OTHER INCOME (EXPENSE).       Interest income of approximately $22,000 and $93,000 for the quarters ended June 30, 2005 and 2004, respectively, was primarily from interest earned on excess cash. Interest expense increased $0.2 million or 4.2% to $5.6 million for the quarter ended June 30, 2005 from $5.4 million for the same quarter of the prior year. The increase is primarily due to an increase in interest expense in the three months ended June 30, 2005 of $0.5 million as a result of increased borrowings and higher interest rates under our credit facilities, as well as reduced interest savings of approximately $0.8 million realized from interest rate swaps, which were terminated in late 2004 and early 2005, partially offset by savings of approximately $1.0 million in interest due to a combination of redemptions and open market repurchases (the “Redemption”) of $55.6 million of the 9% Notes effected during the quarter ended June 30, 2004. Other expense, net, of approximately $70,000 for the quarter ended June 30, 2005 was related primarily to bank commitment fees associated with our credit facilities. Other income, net was $0.3 million for the quarter ended June 2004 and was related primarily to a brokerage fee earned from the sale of WGST-FM, Atlanta, Georgia, partially offset by bank commitment fees of $50,000.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $2.0 million for the quarter ended June 30, 2005 as compared to $0.1 million for the same quarter of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 35.6% for the quarter ended June 30, 2005 and 40.5% for the same quarter of the prior year. For the quarters ended June 30, 2005 and 2004, the effective tax rate differs from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes, and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.       Loss from discontinued operations was approximately $0.3 million net of income taxes for the quarter ended June 30, 2004. This amount relates to an increase in a contingent liability arising from the sale of WYGY-FM, Cincinnati, Ohio, which was sold on September 30, 2002 for $45.0 million.

      NET INCOME (LOSS). We recognized net income of $3.6 million for the quarter ended June 30, 2005 as compared to net loss of $0.2 million for the same quarter of the prior year. The change is primarily due to the loss from early redemption of long-term debt of $6.6 million for the quarter ended June 30, 2004, partially offset by a decrease in operating income of $0.7 million for the quarter ended June 30, 2005 as compared to the same quarter in the prior year and an increase in the provision for income taxes of $1.9 million for the quarter ended June 30, 2005 as compared to the same quarter in the prior year.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $8.3 million or 9.2% to $99.3 million for the six months ended June 30, 2005 from $91.0 million for the same period of the prior year. On a same station basis, net revenue improved $6.6 million or 8.5% to $84.3 million for the six months ended June 30, 2005 from $77.7 million for the same period of the prior year. The growth is primarily attributable to increases in net broadcasting revenue from our News Talk platform of approximately $4.2 million, our Christian Teaching and Talk stations of $2.5 million and our music stations of approximately $1.1 million. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 53.7% for the six months ended June 30, 2005 from 53.0% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 32.7% for the six months ended June 30, 2005 from 33.9% for the same period of the prior year. This change in our revenue mix was primarily due to the growth of advertising revenues at our contemporary Christian music and News Talk radio stations and our continued efforts to develop more advertising revenue in all of our markets, partially offset by increased program revenue on our News Talk radio stations.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.9 million or 20.2% to $5.2 million for the six months ended June 30, 2005 from $4.3 million for the same period of the prior year. This increase was due primarily to increased Internet display advertising of $0.3 million, revenue of $0.1 million related to our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004, revenue of $0.2 million related to our acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005 and increased print advertising revenue of $0.1 million.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $5.6 million or 10.0% to $62.0 million for the six months ended June 30, 2005 from $56.4 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $2.4 million or 5.1% to $49.2 million for the six months ended June 30, 2005 from $46.8 million for the same period of the prior year. The increase is primarily due to incremental selling expenses, including commissions, of approximately $3.5 million incurred to produce the increased revenue in the period and increased promotional expenses of $1.2 million related to our contemporary Christian music stations and the rollout of our News Talk format in new markets and increased rent and office expense of approximately $1.1 million associated recently acquired facilities, partially offset by reduced bad debt expense of $0.5 million as a result of improved collections.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.7 million or 16.2% to $4.9 million for the six months ended June 30, 2005 from $4.2 million for the same period of the prior year. The increase is attributable primarily to costs associated with our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004, our acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005 and increased circulation costs due to additional production at Salem Publishing™.

      CORPORATE EXPENSES.      Corporate expenses increased $1.4 million or 16.7% to $10.0 million for the six months ended June 30, 2005 from $8.6 million for the same period of the prior year, primarily due to increased overhead costs of approximately $0.9 million associated with the growth of the company and due to costs, including audit fees, of approximately $0.4 million associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

LITIGATION COSTS.      During the six months ended June 30, 2005, the Company recorded a $0.7 million accrual for litigation costs..

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.5 million or 9.3% to $6.8 million for the six months ended June 30, 2005 from $6.2 million for the same period of the prior year.

The increase is due principally to depreciation associated with the acquisition of radio station assets and Internet assets during 2004 and 2005.

      LOSS ON DISPOSAL OF ASSETS.       Loss on disposal of assets of approximately $15,000 for the six months ended June 30, 2005 was primarily due to the write-off of certain assets that were damaged in various storms partially offset by insurance proceeds received from three separate claims.  Loss on disposal of assets of $0.2 million for the six months ended March 31, 2004 was primarily due to certain studio and production equipment being sold in connection with the early termination of a lease with a related party

      OTHER INCOME (EXPENSE).       Interest income of approximately $45,000 and $0.1 million for the six months ended June 30, 2005 and 2004, respectively, was primarily from interest earned on excess cash. Interest expense decreased $0.3 million or 3.0% to $10.7 million for the six months ended June 30, 2005 from $11.0 million for the same period of the prior year. The decrease is primarily due to savings of approximately $2.2 million in interest due to the Redemption of $55.6 million of the 9% Notes effected during the quarter ended June 30, 2004, partially offset by an increase in interest expense in the quarter ended June 30, 2005 of $0.7 million as a result of increased borrowings and higher interest rates under our credit facilities, as well as reduced interest savings of $1.5 million realized from interest rate swaps, which were terminated in late 2004 and early 2005. Other expense, net, was $0.1 million for the six months ended June 30, 2005 was related primarily to bank commitment fees associated with our credit facilities. Other income, net was $0.2 million for the six months ended June 30, 2004 a brokerage fee earned from the sale of WGST-FM, Atlanta, Georgia, partially offset by bank commitment fees of $0.1 million.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $3.4 million for the six months ended June 30, 2005 as compared to $0.9 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 36.3% for the six months ended June 30, 2005 and 38.7% for the same period of the prior year. For the six months ended June 30, 2005 and 2004, the effective tax rate differs from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes, and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.       Loss from discontinued operations was approximately $0.3 million net of income taxes for the six months ended June 30, 2004. This amount relates to an increase in a contingent liability arising from the sale of WYGY-FM, Cincinnati, Ohio, which was sold on September 30, 2002 for $45.0 million.

      NET INCOME. We recognized net income of $5.9 million for the six months ended June 30, 2005 as compared to net income of $1.1 million for the same period of the prior year. The change is primarily due to an increase in operating income of $0.4 million the six months ended June 30, 2005 over 2004 and no loss from early redemption of long-term debt of $6.6 million for the six months ended June 30, 2005 as compared to the same period in the prior year, partially offset by an increase in provision for income taxes of $2.5 million for the six months ended June 30, 2005 as compared to the same period in the prior year.

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

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

      STATION OPERATING INCOME.       SOI increased $1.1 million or 5.6 % to $20.0 million for the quarter ended June 30, 2005 from $18.9 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, SOI decreased to 38.8% for the quarter ended June 30, 2005 from 39.6% for the same quarter of the prior year. On a same station basis, SOI improved $1.8 million or 10.6% to $18.9 million for the quarter ended June 30, 2005 from $17.1 million for the same quarter of the prior year. As a percentage of same station net broadcasting revenue, same station SOI increased to 43.9% for the quarter ended June 30, 2005 from 42.1% for the same quarter of the prior year.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

      STATION OPERATING INCOME.       SOI increased $2.8 million or 7.9% to $37.3 million for the six months ended June 30, 2005 from $34.5 million for the same period of the prior year. As a percentage of net broadcasting revenue, SOI decreased to 37.5% for the six months ended June 30, 2005 from 38.0% for the same period of the prior year. On a same station basis, SOI improved $4.2 million or 13.7% to $35.1 million for the six months ended June 30, 2005 from $30.9 million for the same period of the prior year. As a percentage of same station net broadcasting revenue, same station SOI increased to 41.6% for the six months ended June 30, 2005 from 39.7% for the same period of the prior year.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the quarters ended June 30, 2004 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Station operating income	$ 18,925	$ 19,983	$ 34,538	$ 37,279
Plus other media revenue	2,352	2,740	4,298	5,168
Less other media operating expenses	(2,030)	(2,494)	(4,192)	(4,871)
Less depreciation and amortization	(3,129)	(3,453)	(6,226)	(6,803)
Plus loss on disposal of assets	—	(33)	(224)	(15)
Less corporate expenses	(4,247)	(4,936)	(8,551)	(9,983)
Less litigation costs	—	(650)	—	(650)
Operating income	$ 11,871	$ 11,157	$ 19,643	$ 20,125

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

      We perform a test of impairment on our FCC licenses and our goodwill at least annually. The annual tests are performed early in the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of June 30, 2005, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $3.8 million as of June 30, 2005, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

      On May 5, 2004, we completed a follow-on public offering of our Class A common stock. We used the net proceeds of $65.7 million from this offering for working capital and general corporate purposes, including the Redemption of $55.6 million principal amount of our 9% Notes.

      Cash. Cash and cash equivalents were $6.1 million on June 30, 2005. Working capital was $24.9 million on June 30, 2005. During the six months ended June 30, 2005, we made net borrowings of $26.8 million under our credit facilities and used $43.7 million cash to acquire selected assets of four radio stations and one Internet business.

      Net cash provided by operating activities increased to $19.1 million for the six months ended June 30, 2005 compared to $16.2 million for the same period of the prior year, primarily due to an increase in deferred revenue of $3.9 million and in operating income of $0.5 million for the six months ended June 30, 2005 as compared to the same period of the prior year, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

      Net cash used in investing activities increased to $50.7 million for the six months ended June 30, 2005 compared to $26.1 million for the same period of the prior year. The increase is due to cash used for acquisitions ($43.7 million cash used to purchase selected assets of four radio stations and one Internet business during the six months ended June 30, 2005 as compared to $16.9 million used to purchase the assets of two radio stations in the same period of the prior year).

      Net cash provided by financing activities was $26.7 million for the six months ended June 30, 2005 compared to $17.2 million for the same period of the prior year. Included in the cash provided by financing activities during the six months ended June 30, 2005 is net borrowings under our credit facilities of $26.8 million and proceeds of $3.7 million from the sale of an interest rate swap in 2005, partially offset by repurchases of approximately $3.8 of our Class A common stock.  Included in the cash provided by financing activities during the six months ended June 30, 2004 are net borrowings under our credit facility of $10.0 million, proceeds from our follow-on equity offering of $65.7 million in May 2004 and $60.6 million to redeem $55.6 million principal amount of our 9% Notes.

      Credit Facilities.  Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities. On July 7, 2005, the credit facilities were amended to, among other things, add a $150.0 million delayed-draw term loan C facility (“term loan C facility”).  The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $150.0 million term loan C facility. As of June 30, 2005, the borrowing capacity and aggregate commitments under our revolving credit facility was $75.0 million and under our term loan B facility was $74.3 million. The amount we can borrow, however, is subject to certain restrictions as described below. At June 30, 2005, $74.3 million was outstanding under the term loan B facility and $36.5 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

      Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At June 30, 2005, the blended interest rate on amounts outstanding under the credit facilities was 4.3%. If an event of default occurs, the rate may increase by 2.0%.

      The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of June 30, 2005. The ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under our credit facilities at June 30, 2005, on a pro forma basis, was 4.98 to 1, resulting in a borrowing availability of approximately $38.3 million.

      Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005 increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 4.5 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 3.5 to 1 through March 2009), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

      As of June 30, 2005, and currently, management believes we were and remain in compliance with all of the covenants under the terms of the credit facilities.

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

      As of June 30, 2005, and currently, management believes we were in compliance with all of the covenants under the indenture for the 9% Notes.

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

      As of June 30, 2005, and currently, management believes we were in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31,	June 30,
	2004	2005
	(Dollars in thousands)

Revolving line of credit under credit facility	$9,000	$36,500
Term loan under credit facility	75,000	74,250
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011 (1)	98,102	97,257
Fair value of forward looking interest rate swaps	—	2,079
Capital leases and other loans	67	54
	282,169	310,140
Less current portion	1,145	770
	$281,024	$309,370

(1) Includes $3,732 and $2,887 as of December 31, 2004 and June 30, 2005, respectively, of fair value adjustments related to a terminated interest rate swap.

Off-balance sheet arrangements

      At June 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE INSTRUMENTS

      We are exposed to fluctuations in interest rates. Salem actively monitors these fluctuations and uses derivative instruments from time to time to manage the related risk. In accordance with our risk management strategy, Salem uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses and may increase volatility in Salem’s earnings.

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

      During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold its entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense was reduced by approximately $0.2 million related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

      During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold its interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold its remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized $0.1 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. We recognized approximately $33,000 in interest expense related to the amortization of capitalized buyout premium for the quarter ended June 30, 2005. Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

      On April 8, 2005, we entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2005, we recorded a liability for the fair value of the interest swap of approximately $1.1 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

      On April 26, 2005, we entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2005, we recorded a liability for the fair value of the interest swap of approximately $0.6 million.  This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

      On May 5, 2005, we entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2005, we recorded a liability for the fair value of the interest swap of approximately $0.4 million.  This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

MARKET RISK

      In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of June 30, 2005, we had borrowed $110.8 million under the credit facilities. As of June 30, 2005, we could borrow up to an additional $38.3 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At June 30, 2005, the blended interest rate on amounts outstanding under the credit facilities was 4.3%. At June 30, 2005, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.1 million on an annualized basis.

     In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.4 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of June 30, 2005, with an aggregate fair value of $205.4 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $196.5 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $214.9 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 9, 2005, Pipefitters, Locals 522 & 633 Pension Trust Fund filed a Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of our April 2004 public offering of Class A common stock. In the purported class action, the plaintiff asserts claims under the Securities Act of 1933 on behalf of a putative class of all persons who purchased our equity securities pursuant or traceable to that offering. The complaint alleges that the offering documents failed to disclose that our financial statements overstated its fixed assets and that our internal controls were flawed with respect to its ability to value fixed assets and that the offering documents contained misstatements regarding our fixed assets and internal controls. The complaint seeks rescission or damages in excess of $5 million, interest, attorney’s fees and other costs, as well as equitable and injunctive relief. The complaint was served on us on March 15, 2005.  We believe these claims are without merit and intend to vigorously defend ourselves in this matter. During the quarter ended June 30, 2005, the Company recorded a $0.7 million accrual.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three month period ended June 30, 2005, we made repurchases of our Class A common stock pursuant to a $25.0 million share repurchase program adopted by our Board of Directors in September 2004.  The following table provides information on our repurchases during the three months ended June 30, 2005.

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of		as Part of	That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April 1, 2005 - April 30, 2005	-	$ -	-	$ 25,000,000
May 1, 2005 - May 31, 2005	117,168	17.29	117,168	22,973,759
June 1, 2005 - June 30, 2005	93,151	18.87	93,151	21,216,003
Total	210,319		210,319

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
August 8, 2005
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2005
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

August 8, 2005

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

August 8, 2005

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

August 8, 2005
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Executive Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 8, 2005
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