Form 10-Q
period 2005-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2005-11-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

As of November 1, 2005, there were 19,771,199 of Class A common stock and 5,553,696 shares of Class B common stock of Salem Communications Corporation outstanding.

SALEM COMMUNICATIONS CORPORATION
INDEX

FORWARD–LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. The company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	September 30,
	2004	2005
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,994	$8,702
Accounts receivable (less allowance for doubtful accounts of $8,109 in 2004 and $7,704 in 2005)	29,535	31,243
Other receivables	1,629	267
Prepaid expenses	2,083	2,789
Deferred income taxes	4,683	4,583
Total current assets	48,924	47,584
Property, plant and equipment, net	102,987	111,338
Broadcast licenses	406,290	451,478
Goodwill	11,419	13,949
Amortizable intangible assets (net of accumulated amortization of $6,269 in 2004 and $7,362 in 2005)	2,757	2,979
Bond issue costs	3,342	2,892
Bank loan fees	3,710	3,864
Fair value of interest rate swap	4,142	271
Other assets	2,213	2,709
Total assets	$585,784	$637,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581	$140
Accrued expenses	6,471	5,744
Accrued compensation and related expenses	5,310	6,250
Accrued interest	5,136	5,492
Deferred revenue	1,402	1,913
Income taxes payable	—	78
Current portion of long-term debt and capital lease obligations	1,145	768
Total current liabilities	20,045	20,385
Long-term debt and capital lease obligations, less current portion	281,024	320,778
Deferred income taxes	32,715	37,700
Deferred revenue and expenses	3,364	6,693
Other liabilities	999	1,168
Total liabilities	338,147	386,724
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 20,408,742 at December 31, 2004 and 20,410,992 shares issued and 20,045,741 shares outstanding at September 30, 2005	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	216,996	217,036
Treasury stock, at cost (365,251 shares at September 30, 2005)	—	(6,587)
Retained earnings	30,381	39,749
Accumulated other comprehensive loss	—	(118)
Total stockholders’ equity	247,637	250,340
Total liabilities and stockholders’ equity	$585,784	$637,064
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net broadcasting revenue	$47,255	$ 51,196	$ 138,212	$ 150,519
Other media revenue	2,404	2,647	6,702	7,815
Total revenue	49,659	53,843	144,914	158,334
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $288 and $275 for the quarters ended September 30, 2004 and 2005, respectively, and $831 and $830 for the nine months ended September 30, 2004 and 2005, respectively, paid to related parties)	28,971	31,376	85,390	93,420
Other media operating expenses, exclusive of depreciation and amortization shown below	2,029	2,457	6,221	7,328
Corporate expenses, exclusive of depreciation and amortization shown below (including $50 and $35 for the quarters ended September 30, 2004 and 2005, respectively, and $220 and $192 for the nine months ended September 30, 2004 and 2005, respectively, paid to related parties)	4,285	4,688	12,836	14,671
Litigation costs	—	—	—	650
Depreciation and amortization (including $261 and $232 for the quarters ended September 30 2004 and 2005, respectively, and $790 and $691 for the nine months ended September 30, 2004 and 2005, respectively for other media businesses)	3,150	3,276	9,376	10,079
Loss on disposal of assets	3,087	544	3,311	559
Total operating expenses	41,522	42,341	117,134	126,707
Operating income	8,137	11,502	27,780	31,627
Other income (expense):
Interest income	27	92	149	137
Interest expense	(4,482)	(5,856)	(15,518)	(16,561)
Loss on early redemption of long-term debt	—	(24)	(6,588)	(24)
Other income (expense), net	(167)	(224)	1	(363)
Income before income taxes and discontinued operations	3,515	5,490	5,824	14,816
Provision for income taxes	1,199	2,067	2,093	5,448
Income before discontinued operations	2,316	3,423	3,731	9,368
Discontinued operations, net of tax	244	—	(91)	—
Net income	$ 2,560	$ 3,423	$ 3,640	$ 9,368
Other comprehensive income (loss), net of tax	—	1,208	—	(118)
Comprehensive income	$ 2,560	$ 4,631	$ 3,640	$ 9,250
Basic net earnings per share before discontinued operations	$ 0.09	$ 0.13	$ 0.15	$ 0.36
Discontinued operations per share	$ 0.01	—	—	—
Basic net earnings per share	$ 0.10	$ 0.13	$ 0.15	$ 0.36

Diluted net earnings per share before discontinued operations	$ 0.09	$ 0.13	$ 0.15	$ 0.36
Discontinued operations per share	$ 0.01	—	—	—
Diluted net earnings per share	$ 0.10	$ 0.13	$ 0.15	$ 0.36

Basic weighted average shares outstanding	25,923,093	25,714,684	24,884,849	25,855,197
Diluted weighted average shares outstanding	26,056,807	25,784,072	25,049,018	25,915,394

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$3,640	$9,368
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early redemption of long-term debt	6,588	24
Tax benefit related to stock options exercised	334	6
Depreciation and amortization	9,376	10,079
Amortization of bond issue costs and bank loan fees	1,406	1,087
Amortization and accretion of financing items	—	(560)
Provision for bad debts	2,860	2,194
Deferred income taxes	1,529	5,153
Loss on disposal of assets	3,311	559
Changes in operating assets and liabilities:
Accounts receivable	(1,541)	(3,902)
Prepaid expenses and other current assets	992	657
Accounts payable and accrued expenses	(1,083)	128
Deferred revenue	119	3,840
Other liabilities	(49)	169
Income taxes payable	—	78
Net cash provided by operating activities	27,482	28,880

INVESTING ACTIVITIES
Capital expenditures	(13,568)	(11,317)
Deposits on radio station acquisitions	(65)	(250)
Purchases of radio station assets	(25,615)	(52,297)
Purchase of an Internet business	—	(3,407)
Proceeds from sale of property, plant and equipment	—	90
Other	661	(245)
Net cash used in investing activities	(38,587)	(67,426)

FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	24,000	81,150
Proceeds from common stock offering	65,714	—
Repurchase of Class A common stock	—	(6,587)
Payment to redeem 9% notes	(55,630)	(339)
Payment of bond premium	(4,998)	(24)
Repayments of borrowings under credit facilities	(18,500)	(40,900)
Proceeds from exercise of stock options	1,643	34
Payments for interest rate swaps	(325)	—
Issuance of capital lease obligations	24	—
Payments on capital lease obligations	(14)	(19)
Payments of costs related to bank credit facility and debt financing	(497)	(791)
Proceeds from interest rate swap termination	—	3,730
Net cash provided by financing activities	11,417	36,254
Net increase (decrease) in cash and cash equivalents	312	(2,292)
Cash and cash equivalents at beginning of year	5,620	10,994
Cash and cash equivalents at end of period	$5,932	$8,702
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,529	$15,651
Income taxes	$255	$164
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND REORGANIZATION

The accompanying Condensed Consolidated Financial Statements of Salem Communications Corporation (“Salem” or the “Company”) include the Company and its wholly-owned subsidiaries.  The Company excluding its subsidiaries is herein referred to as Parent.  All intercompany balances and transactions have been eliminated.

Information with respect to the three months and nine months ended September 30, 2004 and 2005 is unaudited. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2004 financial statements have been reclassified to conform to the current period presentation.

NOTE 3. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During the nine months ended September 30, 2005, the Company completed the following transactions:

Acquisition Date	Station(s)	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
January 19, 2005	KAST-FM	Portland, OR	$8,000	Yes
January 31, 2005	WKAT-AM	Miami, FL	10,000	Yes
January 31, 2005	KGBI-FM	Omaha, NE	10,000	No
March 15, 2005	WRMR-AM	Cleveland, OH	10,000	Yes
August 12, 2005	WGUL-AM and WLSS-AM	Tampa, FL and Sarasota, FL	8,700	Yes
September 1, 2005	KCRO-AM	Omaha, NE	3,150	No
			$49,850

The purchase price has been allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 4,379
Amortizable intangible assets	198
Goodwill	616
Broadcast licenses	44,657
$ 49,850

The accompanying Condensed Consolidated Balance Sheet includes the acquired assets and liabilities of the each acquired entity as of their respective date of acquisition.  With the exception of WRMR-AM and KCRO-AM, the results of operations are included the accompanying statement of operations as of the date of acquisition.  The operating results for WRMR-AM and KCRO-AM were included in the accompanying Condensed Consolidated Statement of Operations as of July 12, 2004, and January 31, 2005, respectively, the dates on which the Company began operating each station under a local marketing agreement (“LMA”) with the seller pending approval of the acquisition by the Federal Communication Commission (“FCC”).

Other Completed Transactions:

On January 3, 2005, the Company exchanged selected assets of radio stations KHNR-AM and KHCM-AM, both in Honolulu, Hawaii, for selected assets of radio station KGMZ-FM, Honolulu, Hawaii. The net carrying amount of the assets exchanged approximated $1.2 million. No gain or loss was recognized by the Company as a result of this exchange.

On February 11, 2005, the Company acquired the Internet website Christianity.com and its related operations for $3.4 million, which included $2.0 million of goodwill.

On March 31, 2005, the Company exchanged selected assets of radio station WZFS-FM, Chicago, Illinois for selected assets of radio stations WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas and KHCK-AM, Dallas, Texas. The net carrying amount of the assets exchanged approximated $3.9 million. No gain or loss was recognized by the Company as a result of this exchange.  The accompanying Condensed Consolidated Statement of Operations reflects this transaction as of November 1, 2004, the date the parties entered an LMA pending FCC approval of the exchange.

On June 30, 2005, the Company exchanged selected assets of KSFB-FM, San Francisco, California for selected assets of KOSL-FM, Sacramento, California. The net carrying amount of the assets exchanged approximated $7.2 million. No gain or loss was recognized by the Company as a result of this exchange.   The accompanying Condensed Consolidated Statement of Operations reflects this transaction as of November 15, 2004, the date the parties entered an LMA pending FCC approval of the exchange.

With the exception of the acquisition of KGBI-FM, Omaha, Nebraska, KCRO-AM, Omaha, Nebraska and Christianity.com, which were the acquisitions of businesses, the above radio station acquisitions were acquisitions of assets.

Pending Transactions:

On January 4, 2005, the Company entered into an agreement to sell selected assets of radio station WCCD-AM, Cleveland, Ohio for approximately $2.1 million. The buyer began to operate the station under an LMA effective February 9, 2005.   The accompanying Condensed Consolidated Statement of Operations excludes the financial results of WCCD-AM as of the LMA date.  The Company anticipates this transaction will close in the fourth quarter of 2005.

On April 6, 2005, the Company entered into an agreement to acquire selected assets of radio station KHLP-AM, Omaha, Nebraska for approximately $0.9 million. The Company anticipates this transaction will close in the second quarter of 2006.

On July 28, 2005, the Company entered into an agreement to exchange selected assets of radio stations KLMG-FM, Sacramento, California, and KBAA-FM, Grass Valley, California, for selected assets of radio station KKFS-FM, Sacramento, California and additional consideration of $0.5 million.  Effective July 28, 2005, the Company began to operate KKFS-FM and discontinued operating KLMG-FM and KBAA-FM under LMA’s.  The accompanying Condensed Consolidated Statement of Operations reflects this transaction as of the LMA date.  The Company anticipates this exchange transaction will close in the second quarter of 2006.

On September 7, 2005, the Company entered into an agreement to exchange selected assets of radio station KNIT-AM, Dallas, Texas for selected assets of radio station WORL-AM, Orlando, Florida. The Company anticipates this exchange transaction will close in the first quarter of 2006.

On September 20, 2005, the Company entered into an agreement to exchange selected assets of radio stations WBOB-AM, Cincinnati, Ohio, and WTSJ-AM, Cincinnati, Ohio and additional consideration of $6.8 million for selected assets of radio station WLQV-AM, Detroit, Michigan. The Company anticipates this exchange transaction will close in the first quarter 2006.

On September 30, 2005, the Company entered into an agreement to acquire selected assets of radio stations WHIM-AM, Orlando Florida, and WTLN-AM, Orlando, Florida for approximately $10.0 million.  The Company began to operate the station under an LMA effective October 1, 2005.  The accompanying Condensed Consolidated Statement of Operations reflects this transaction as of the LMA date.  The Company anticipates this transaction will close in the first quarter 2006.

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

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma earnings per share disclosures for stock-based awards vested during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income and earnings per share for each of the three months and nine months ended September 30, 2005 and 2004 would have changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Net income, as reported	$2,560	$3,423	$3,640	$9,368
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(1,168)	(548)	(4,144)	(2,970)
Pro forma net income (loss)	$1,392	$2,875	$(504)	$6,398
Earnings per share:
Basic net earnings per share - as reported	$0.10	$0.13	$0.15	$0.36
Basic net earnings (loss) per share - pro forma	$0.05	$0.11	$(0.02)	$0.25
Diluted net earnings per share - as reported	$0.10	$0.13	$0.15	$0.36
Diluted net earnings (loss) per share - pro forma	$0.05	$0.11	$(0.02)	$0.25

The Company will adopt the provisions of SFAS 123R beginning January 1, 2006.  Please refer to Note 6 for additional information.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

During the quarter ended September 30, 2005, the Company recorded other comprehensive income of approximately $1.2 million, net of tax of $0.7 million related to the change in fair value of its three cash flow hedges.  For the nine months ended September 30, 2005, a net other comprehensive loss of approximately $118,000, net of tax benefit of $69,000, was recorded related to the change in fair value of its three cash flow hedges.  There were no cash flow hedges outstanding as of September 30, 2004.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123R

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) reached a conclusion on Statement 123R, “Share-Based Payment.” The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 for annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning January 1, 2006 and it applies to unvested options granted prior to that date in addition to any new option grants. The Statement offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which method it will use, nor has it determined the financial statement impact.

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

Statement of Financial Accounting Standards No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 7. EQUITY TRANSACTIONS

On May 5, 2004, Salem sold 2,325,000 shares of its Class A common stock at $30.00 per share in a public offering, generating offering proceeds of $65.7 million, net of $4.0 million of offering commissions and costs.  In addition, Salem’s Chairman and Chief Executive Officer sold 290,000 shares and 485,000 shares of Class A common stock, respectively, in the public offering in May 2004 that were beneficially owned by them. Salem did not receive any monies from the sale of shares by these selling stockholders.

During the nine month period ended September 30, 2005, Salem made repurchases of 365,251 shares of its Class A common stock for $6.6 million pursuant to a $25.0 million share repurchase program authorized by Salem’s Board of Directors in May 2005.

NOTE 8. NOTES PAYABLE AND LONG TERM DEBT

During the quarter ended June 30, 2004, the Company repurchased an aggregate amount of $55.6 million of its 9% Senior Subordinated Notes due 2011 (“9% Notes”) through a combination of redemptions and open market repurchases (the “Redemption”) pursuant to the terms of the indenture governing the 9% Notes. The Redemption resulted in a loss on early redemption of long-term debt of approximately $6.6 million. The Company used the proceeds from its follow-on offering of 2,325,000 shares of Class A common stock issued in May 2004, to complete the Redemption.

On July 7, 2005, Salem Communications Holding Corporation (“HoldCo”), a wholly owned subsidiary of the Company, amended its credit facility to add a $150.0 million delayed-draw term loan C facility maturing June 30, 2012.  The amendment, among other things,  reduced the margin used in determining interest rates and reduced the effect of a limitation on the Company’s ability to repurchase Salem’s stock by effectively increasing an applicable basket from $5.0 million to $50.0 million (provided a certain leverage ratio is maintained).

During the quarter ended September 30, 2005, the Company repurchased an aggregate amount of $0.3 million of its 9% Notes through open market repurchases pursuant to the terms of the indenture governing the 9% Notes, which resulted in a loss on early redemption of long-term debt of approximately $24,000.

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2004
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$4,254	$(3,114)	$1,140
Favorable and assigned leases	1,459	(986)	473
Other amortizable intangible assets	3,313	(2,169)	1,144
	$9,026	$(6,269)	$2,757

	As of September 30, 2005
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$5,300	$(3,825)	$1,475
Favorable and assigned leases	1,581	(1,037)	544
Other amortizable intangible assets	3,460	(2,500)	960
	$10,341	$(7,362)	$2,979

The identifiable intangible assets are amortized over their estimated useful lives. The estimated aggregate amortization expense for intangibles for the subsequent years is:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)

2005 (Oct 1 – Dec 31)	$358
2006	842
2007	539
2008	165
2009	162
Thereafter	913
Total	$2,979

NOTE 10. LOSS ON DISPOSAL OF ASSETS

In preparation for the implementation of a fixed asset management and tracking system, Salem conducted a physical inventory of its property, plant and equipment. Salem completed a substantial majority of its fixed asset inventory during the quarter ended September 30, 2004 and completed the inventory in the fourth quarter of 2004. Based on the results through September 30, 2004, the Company wrote-off certain assets, with a net book value of approximately $3.1 million which was charged to loss on disposal of assets.  Additionally, the loss during the nine months ended September 30, 2004 includes $0.2 million from the disposition of certain studio and production equipment being sold in connection with the early termination of a lease with a related party.  Loss on disposal of assets of $0.6 million for the nine months ended September 30, 2005 was primarily due to the write-off of various fixed assets and equipment.

NOTE 11. BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase and 1,416,566 and 1,854,519 shares of Class A common stock were outstanding at September 30, 2004 and 2005, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Those options are excluded due to their antidilutive effect.

NOTE 12. DERIVATIVE INSTRUMENTS

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

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense.

During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the three and nine months ended September 30, 2005, was reduced by approximately $144,000 and $0.3 million, respectively, related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized approximately $110,000 in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. The Company recognized approximately $17,000 and $50,000 in interest expense for the three and nine months ended September 30, 2005, respectively, related to the amortization of capitalized buyout premium.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

On April 8, 2005, the Company entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of September 30, 2005, the Company recorded a liability for the fair value of the interest swap of approximately $0.5 million. This amount, net of income tax benefits of approximately $168,000, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of September 30, 2005, the Company recorded a liability for the fair value of the interest swap of approximately $2,000.  This amount, net of income tax benefits of approximately $860, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of September 30, 2005, the Company recorded an asset for the fair value of the interest swap of approximately $0.3 million.  This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims including the purported class action described below. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. The Company believes, at this time that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

 On March 9, 2005, Pipefitters, Locals 522 & 633 Pension Trust Fund filed a Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against Salem, its directors, certain of its officers and certain underwriters of the Company’s April 2004 public offering of Class A common stock. In the purported class action, the plaintiff asserts claims under the Securities Act of 1933 on behalf of a putative class of all persons who purchased the Company’s equity securities pursuant or traceable to that offering. The complaint alleges that the offering documents failed to disclose that the Company’s financial statements overstated its fixed assets and that the Company’s internal controls were flawed with respect to its ability to value fixed assets and that the offering documents contained misstatements regarding the Company’s fixed assets and internal controls. The complaint seeks rescission or damages in excess of $5 million, interest, attorney’s fees and other costs, as well as equitable and injunctive relief. The complaint was served on the Company on March 15, 2005.  The parties have tentatively agreed to settle this matter.  During the quarter ended June 30, 2005, the Company recorded a $0.7 million accrual for this matter.

NOTE 14. SEGMENT DATA

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Net revenue
Radio broadcasting	$ 47,255	$ 51,196	$ 138,212	$ 150,519
Other media	2,404	2,647	6,702	7,815
Consolidated net revenue	$ 49,659	$ 53,843	$ 144,914	$ 158,334

Operating expenses before litigation costs, depreciation, amortization and loss on disposal of assets
Radio broadcasting	$ 28,971	$ 31,376	$ 85,390	$ 93,420
Other media	2,029	2,457	6,221	7,328
Corporate	4,285	4,688	12,836	14,671
Consolidated operating expenses before litigation costs, depreciation, amortization and loss on disposal of assets	$ 35,285	$ 38,521	$ 104,447	$ 115,419

Operating income before litigation costs, depreciation, amortization and loss on disposal of assets
Radio broadcasting	$ 18,284	$ 19,820	$ 52,822	$ 57,099
Other media	375	190	481	487
Corporate	(4,285)	(4,688)	(12,836)	(14,671)
Consolidated operating income before litigation costs, depreciation, amortization and loss on disposal of assets	$ 14,374	$ 15,322	$ 40,467	$ 42,915

Depreciation
Radio broadcasting	$ 2,436	$ 2,581	$ 7,249	$ 8,020
Other media	105	104	325	299
Corporate	225	232	653	663
Consolidated depreciation expense	$ 2,766	$ 2,917	$ 8,227	$ 8,982

Amortization
Radio broadcasting	$ 225	$ 227	$ 675	$ 694
Other media	156	128	465	392
Corporate	3	4	9	11
Consolidated amortization expense	$ 384	$ 359	$ 1,149	$ 1,097

Operating income before litigation costs and loss on disposal of assets
Radio broadcasting	$ 15,623	$ 17,012	$ 44,898	$ 48,385
Other media	114	(42)	(309)	(204)
Corporate	(4,513)	(4,924)	(13,498)	(15,345)
Consolidated operating income before litigation costs and loss on disposal of assets	$ 11,224	$ 12,046	$ 31,091	$ 32,836

	December 31,	September 30,
	2004	2005
Total property, plant and equipment, net
Radio broadcasting	$ 98,809	$ 106,724
Other media	1,048	1,491
Corporate	3,130	3,123
Consolidated property, plant and equipment, net	$ 102,987	$ 111,338

Reconciliation of operating income before litigation costs, depreciation, amortization, and loss on disposal of assets to income before income taxes and discontinued operations:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Operating income before litigation costs, depreciation, amortization, and loss on disposal of assets	$14,374	$15,322	$40,467	$42,915
Depreciation expense	(2,766)	(2,917)	(8,227)	(8,982)
Amortization expense	(384)	(359)	(1,149)	(1,097)
Litigation costs	—	—	—	(650)
Interest income	27	92	149	137
Loss on disposal of assets	(3,087)	(544)	(3,311)	(559)
Interest expense	(4,482)	(5,856)	(15,518)	(16,561)
Loss on early redemption of long-term debt	—	(24)	(6,588)	(24)
Other income (expense), net	(167)	(224)	1	(363)
Income before income taxes and discontinued operations	$3,515	$5,490	$5,824	$14,816

NOTE 15. CONSOLIDATING FINANCIAL STATEMENTS

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 9% Notes and the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9% Notes and the 7¾% Notes. HoldCo and Salem Communications Acquisition Company (“AcquisitionCo”) are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors.  OnePlace, LLC and CCM Communications, Inc. are aggregated and collectively referred to as “Other Media.”  The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of September 30, 2005, amounted to $141.4 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $20.4 million of amounts due from Salem and AcquisitionCo as of September 30, 2005.

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of September 30, 2005
				HoldCo and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ 101	$ 302	$ 8,299	$ —	$ 8,702
Accounts receivable, net	—	1,637	1,457	28,209	(60)	31,243
Other receivables	—	—	63	1,079	(875)	267
Prepaid expenses	—	38	87	2,664	—	2,789
Deferred income taxes	—	(75)	131	4,765	(238)	4,583
Total current assets	—	1,701	2,040	45,016	(1,173)	47,584
Property, plant and equipment, net	—	4,765	1,200	105,373	—	111,338
Broadcast licenses	—	94,849	—	356,629	—	451,478
Goodwill	—	8	7,312	6,629	—	13,949
Amortizable intangible assets, net	—	—	1,067	1,912	—	2,979
Bond issue costs	—	—	—	2,892	—	2,892
Bank loan fees	—	—	—	3,864	—	3,864
Fair value of interest rate swap	—	—	—	271	—	271
Intercompany receivables	271,853	4,508	—	10,039	(286,400)	—
Other assets	—	—	47	2,662	—	2,709
Total assets	$ 271,853	$ 105,831	$ 11,666	$ 535,287	$ (287,573)	$ 637,064

NOTE 15. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of September 30, 2005
				HoldCo and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	$ —	$ 19	$ (4)	$ 125	$ —	$ 140
Accrued expenses	126	278	439	4,934	(33)	5,744
Accrued compensation and related expenses	—	209	390	5,651	—	6,250
Accrued interest	—	—	—	5,492	—	5,492
Deferred revenue	—	—	1,571	342	—	1,913
Income taxes payable	—	8	6	(118)	182	78
Current portion of long-term debt and capital lease obligations	—	—	—	768	—	768
Total current liabilities	126	514	2,402	17,194	149	20,385
Intercompany payables	25,574	12,362	18,292	(375)	(55,853)	—
Long-term debt and capital lease obligations, less current portion	—	—	—	320,778	—	320,778
Deferred income taxes	(844)	(2,590)	(2,371)	48,424	(4,919)	37,700
Deferred revenue and expenses	—	—	—	6,693	—	6,693
Other liabilities	—	—	9	1,159	—	1,168
Stockholders’ equity	246,997	95,545	(6,666)	141,414	(226,950)	250,340
Total liabilities and stockholders’ equity	$ 271,853	$ 105,831	$ 11,666	$ 535,287	$ (287,573)	$ 637,064

NOTE 15. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30, 2005
				HoldCo and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$ 9,176	$ —	$ 143,021	$ (1,678)	$ 150,519
Other media revenue	—	—	8,732	—	(917)	7,815
Total revenue	—	9,176	8,732	143,021	(2,595)	158,334
Operating expenses:
Broadcasting operating expenses	—	7,207	—	87,296	(1,083)	93,420
Other media operating expenses	—	—	9,264	(378)	(1,558)	7,328
Corporate expenses	—	—	—	14,671	—	14,671
Litigation costs	650	—	—	—	—	650
Depreciation and amortization	—	384	344	9,351	—	10,079
Loss on disposal of assets	—	1	—	558	—	559
Total operating expenses	650	7,592	9,608	111,498	(2,641)	126,707
Operating income (loss)	(650)	1,584	(876)	31,523	46	31,627
Other income (expense):
Interest income	3,950	90	4	3,261	(7,168)	137
Interest expense	(2,048)	(3,950)	(1,080)	(16,651)	7,168	(16,561)
Loss on early redemption of long-term debt	—	—	—	(24)	—	(24)
Other income (expense), net	—	—	—	(363)	—	(363)
Income (loss) before income taxes	1,252	(2,276)	(1,952)	17,746	46	14,816
Provision (benefit) for income taxes	460	(836)	(718)	6,542	—	5,448
Net income (loss)	$ 792	$ (1,440)	$ (1,234)	$ 11,204	$ 46	$ 9,368
Other comprehensive loss, net of tax	—	—	—	(118)	—	(118)
Comprehensive income (loss)	$ 792	$ (1,440)	$ (1,234)	$ 11,086	$ 46	$ 9,250

NOTE 16. SUBSEQUENT EVENTS

On October 18, 2005, the Company entered into a definitive agreement to acquire The Singing News Magazine and its related Internet properties for approximately $4.4 million.  The acquisition is expected to close in January 2006.

On October 19, 2005, the Company acquired land in Los Angeles, California, for $8.5 million.  The Company intends to use this land for the nighttime transmitter site of KRLA-AM, Los Angeles, California.

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

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 105 radio stations in 41 markets, including 66 stations in 24 of the top 25 markets, which consists of 32 FM stations and 73 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

We also own Salem Radio Network® (“SRN”), which is a developer, producer and syndicator of Christian and family-themed talk, news and music programming (but not of general broadcast programming), with approximately 1,900 affiliated radio stations. In addition, we own complementary Internet and publishing businesses which target our radio audiences.

Our business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family themes. We program 45 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 33 News Talk and 14 contemporary Christian music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

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

Our broadcasting revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. Historically we have not subscribed to traditional audience measuring services. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a general pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

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

The primary operating expenses incurred in the ownership and operation of our radio stations include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses, and (iv) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

Salem Web Network™, our Internet business, earns its revenue from sales of streaming services, sales of banner advertising and sponsorships on the Internet, and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our Condensed Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2005	% Change	2004	2005	% Change
Net broadcasting revenue	$ 47,255	$ 51,196	8.3%	$ 138,212	$ 150,519	8.9%
Other media revenue	2,404	2,647	10.1%	6,702	7,815	16.6%
Total revenue	49,659	53,843	8.4%	144,914	158,334	9.3%
Operating expenses:
Broadcasting operating expenses	28,971	31,376	8.3%	85,390	93,420	9.4%
Other media operating expenses	2,029	2,457	21.1%	6,221	7,328	17.8%
Corporate expenses	4,285	4,688	9.4%	12,836	14,671	14.3%
Litigation costs	—	—	—	—	650	—
Depreciation and amortization	3,150	3,276	4.0%	9,376	10,079	7.5%
Loss on disposal of assets	3,087	544	(82.4)%	3,311	559	(83.1)%
Total operating expenses	41,522	42,341	2.0%	117,134	126,707	8.2%
Operating income	8,137	11,502	41.4%	27,780	31,627	13.8%
Other income (expense):
Interest income	27	92	240.7%	149	137	(8.1)%
Interest expense	(4,482)	(5,856)	30.7%	(15,518)	(16,561)	6.7%
Loss on early redemption of long-term debt	—	(24)	—	(6,588)	(24)	(99.6)%
Other income (expense), net	(167)	(224)	34.1%	1	(363)	(36,400.0)%
Income before income taxes and discontinued operations	3,515	5,490	56.2%	5,824	14,816	154.4%
Provision for income taxes	1,199	2,067	72.4%	2,093	5,448	160.3%
Income before discontinued operations	2,316	3,423	47.8%	3,731	9,368	151.1%
Discontinued operations, net of tax	244	—	(100.0)%	(91)	—	(100.0)%
Net income	$ 2,560	$ 3,423	33.7%	$ 3,640	$ 9,368	157.4%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net broadcasting revenue	95%	95%	95%	95%
Other media revenue	5%	5%	5%	5%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	58%	58%	59%	59%
Other media operating expenses	4%	5%	4%	5%
Corporate expenses	9%	9%	9%	9%
Litigation costs	—%	—%	—%	—%
Depreciation and amortization	7%	6%	7%	6%
Loss on disposal of assets	6%	1%	2%	1%
Total operating expenses	84%	79%	81%	80%
Operating income	16%	21%	19%	20%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(9)%	(11)%	(11)%	(11)%
Loss on early redemption of long-term debt	—%	—%	(4)%	—%
Other income (expense), net	—%	—%	—%	—%
Income before income taxes and discontinued operations	7%	10%	4%	9%
Provision for income taxes	2%	4%	1%	3%
Income before discontinued operations	5%	6%	3%	6%
Discontinued operations, net of tax	—%	—%	—%	—%
Net income (loss)	5%	6%	3%	6%

Three months ended September 30, 2005 compared to three months ended September 30, 2004

NET BROADCASTING REVENUE.      Net broadcasting revenue increased $3.9 million or 8.3% to $51.2 million for the quarter ended September 30, 2005 from $47.3 million for the same quarter of the prior year. On a same station basis, net revenue improved $2.7 million or 6.5% to $44.7 million for the quarter ended September 30, 2005 from $42.0 million for the same quarter of the prior year.  The growth is primarily attributable to increases on our Christian Teaching and Talk stations of national program revenue of $0.8 million and national spot revenue of $0.5 million and to increases on our News Talk stations of local spot revenue of $0.9 million and local program revenue of $0.7 million   Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 53.7% for the quarter ended September 30, 2005 from 54.5% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue increased to 32.9% for the quarter ended September 30, 2005 from 32.6% for the same quarter of the prior year. This change in our revenue mix was primarily due to additional program revenue on our News Talk stations and continued program revenue growth on our Christian Teaching and Talk stations.

OTHER MEDIA REVENUE.       Other media revenue increased $0.2 million or 10.1% to $2.6 million for the quarter ended September 30, 2005 from $2.4 million for the same quarter of the prior year. This increase was due primarily to increased Internet advertising revenue of $140,000.

BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $2.4 million or 8.3% to $31.4 million for the quarter ended September 30, 2005 from $29.0 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $1.3 million or 5.5% to $26.1 million for the quarter ended September 30, 2005 from $24.8 million for the same quarter of the prior year. The increase is primarily due to incremental selling expenses, including commissions and travel and entertainment costs of approximately $2.0 million incurred to produce the increased revenue in the period and increased rent expense of approximately $0.5 million associated with recently acquired facilities.

OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.4 million, or 21.1% to $2.4 million for the quarter ended September 30, 2005 from $2.0 million for the same quarter of the prior year. The increase is attributable primarily to costs associated with our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004 and our acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005.

CORPORATE EXPENSES.      Corporate expenses increased $0.4 million, or 9.4% to $4.7 million for the quarter ended September 30, 2005 from $4.3 million for the same quarter of the prior year, primarily due to increased overhead costs of approximately $0.3 million associated with the growth of the company and due to increased costs of approximately $0.1 million associated with compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $126,000 or 4.0% to $3.3 million for the quarter ended September 30, 2005 from $3.2 million for the same quarter of the prior year. The increase is due primarily to depreciation associated with the acquisition of radio station assets throughout 2004 and 2005.

LOSS ON DISPOSAL OF ASSETS.       Loss on disposal of assets of $0.5 million for the quarter ended September 30, 2005 was primarily due to the write-off of various fixed assets and equipment.  Loss on disposal of fixed assets of $3.1 million for the quarter ended September 30, 2004 was primarily due to the results of a physical inventory of our property plant and equipment.

OTHER INCOME (EXPENSE).       Interest income of approximately $92,000 and $27,000 for the quarters ended September 30, 2005 and 2004, respectively, was primarily from interest earned on excess cash. Interest expense increased $1.4 million or 30.7% to $5.9 million for the quarter ended September 30, 2005 from $4.5 million for the same quarter of the prior year. The increase in interest expense is due to higher interest rates under our credit facilities, an increase in our net outstanding debt of $40.3 million and a reduction of interest savings of approximately $0.6 million realized from interest rate swaps, which were terminated in late 2004 and early 2005.  Other expense, net, of $224,000 and $167,000, for the quarters ended September 30, 2005 and 2004, respectively, related primarily to bank commitment fees associated with our credit facilities.

PROVISION FOR INCOME TAXES.      Provision for income taxes was $2.1 million for the quarter ended September 30, 2005 as compared to $1.2 million for the same quarter of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 37.7% for the quarter ended September 30, 2005 compared to 34.1% in the same quarter of the prior year.  The effective tax rate for each quarter differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

DISCONTINUED OPERATIONS, NET OF TAX.       Income from discontinued operations was approximately $0.2 million net of income taxes for the quarter ended September 30, 2004. This amount related to a decrease in contingent liabilities upon settlement of the sale of WYGY-FM, Cincinnati, Ohio, which was sold in September 2002 for $45.0 million.

NET INCOME (LOSS). We recognized net income of $3.4 million for the quarter ended September 30, 2005 compared to net income of $2.6 million for the same quarter of the prior year. The increase is primarily due to an increase in operating income of $3.3 million for the quarter ended September 30, 2005 compared to the same quarter of the prior year, partially offset by increases in interest expense of $1.4 million and in the provision for income taxes of $0.9 million for the quarter ended September 30, 2005, compared to the same quarter of the prior year.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

NET BROADCASTING REVENUE.      Net broadcasting revenue increased $12.3 million or 8.9% to $150.5 million for the nine months ended September 30, 2005 from $138.2 million for the same period of the prior year. On a same station basis, net revenue improved $9.3 million or 7.8% to $129.0 million for the nine months ended September 30, 2005 from $119.7 million for the same period of the prior year. The growth is primarily attributable to increases in net broadcasting revenue on our News Talk stations $5.6 million, our Christian Teaching and Talk stations of $3.2 million and our Contemporary Christian stations of $1.3 million.  Revenue from advertising as a percentage of our gross broadcasting revenue increased to 53.7% for the nine months ended September 30, 2005 from 53.5% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 32.8% for the nine months ended September 30, 2005 from 33.4% for the same period of the prior year. This change in our revenue mix was primarily due to the growth of advertising revenues at our contemporary Christian music and News Talk radio stations and our continued efforts to develop more advertising revenue in all of our markets, partially offset by increased program revenue on our News Talk radio stations and continued program revenue growth at our Christian Teaching and Talk stations.

OTHER MEDIA REVENUE.       Other media revenue increased $1.1 million or 16.6% to $7.8 million for the nine months ended September 30, 2005 from $6.7 million for the same period of the prior year. This increase was due primarily to increased Internet advertising revenue of $0.4 million, increased radio streaming revenue of $0.3 million, revenue of $0.2 million related to our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004, and increased print advertising revenue of $0.1 million.

BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $8.0 million or 9.4% to $93.4 million for the nine months ended September 30, 2005 from $85.4 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $3.8 million or 5.3% to $75.4 million for the nine months ended September 30, 2005 from $71.6 million for the same period of the prior year. The increase is primarily due to incremental selling expenses, including commissions, of approximately $5.2 million incurred to produce the increased revenue in the period, increased marketing and promotional expenses of $1.0 million related to our contemporary Christian music stations and the rollout of our News Talk format in new markets, and increased rent expense of approximately $1.3 million associated with recently acquired facilities.

OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $1.1 million or 17.8% to $7.3 million for the nine months ended September 30, 2005 from $6.2 million for the same period of the prior year. The increase is attributable primarily to costs associated with our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004, our acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005 and increased circulation costs due to additional production at Salem Publishing™.

CORPORATE EXPENSES.      Corporate expenses increased $1.9 million or 14.3% to $14.7 million for the nine months ended September 30, 2005 from $12.8 million for the same period of the prior year, primarily due to increased overhead costs of approximately $1.3 million associated with the growth of the company and due to costs, including audit fees, of approximately $0.4 million associated with compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

LITIGATION COSTS.      During the nine months ended September 30, 2005, we recorded a $0.7 million accrual for litigation costs.

DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.6 million or 7.5% to $10.0 million for the nine months ended September 30, 2005 from $9.4 million for the same period of the prior year. The increase is due primarily to depreciation associated with the acquisition of radio station assets and Internet assets during 2004 and 2005.

LOSS ON DISPOSAL OF ASSETS.       Loss on disposal of assets of $0.6 million for the nine months ended September 30, 2005 was primarily due to the write-off of various fixed assets and equipment.  Loss on disposal of fixed assets of $3.3 million for the nine months ended September 30, 2004 was primarily due to the results of a physical inventory of our property plant and equipment.  During the nine months ended September 30, 2004, the loss included $0.2 million from the disposition of certain studio and production equipment being sold in connection with the early termination of a lease with a related party.

OTHER INCOME (EXPENSE).       Interest income of $137,000 and $149,000 for the nine months ended September 30, 2005 and 2004, respectively, was primarily from interest earned on excess cash. Interest expense increased $1.1 million or 6.7% to $16.6 million for the nine months ended September 30, 2005 from $15.5 million for the same period of the prior year. The increase in interest expense of $1.6 million is primarily due to increased borrowings and higher interest rates under our credit facilities offset with savings of approximately $2.4 million in interest due to the Redemption of $55.6 million of the 9% Notes effected during the nine months ended September 30, 2004 (which resulted in a $6.6 million loss on early redemption of long-term debt), as well as reduced interest savings of $2.2 million realized from interest rate swaps, which were terminated in late 2004 and early 2005. Other expense, net, was $0.4 million for the nine months ended September 30, 2005 related primarily to bank commitment fees associated with our credit facilities.

PROVISION FOR INCOME TAXES.      Provision for income taxes was $5.4 million for the nine months ended September 30, 2005 compared to $2.1 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 36.8% for the nine months ended September 30, 2005 compared to 35.9% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

DISCONTINUED OPERATIONS, NET OF TAX.       Loss from discontinued operations was approximately $0.1 million, net of income taxes for the nine months ended September 30, 2004. This amount relates to an increase in contingent liabilities arising from the sale of WYGY-FM, Cincinnati, Ohio, in September 2002 for $45.0 million.

NET INCOME. We recognized net income of $9.4 million for the nine months ended September 30, 2005 compared to net income of $3.6 million for the same period of the prior year. The increase is primarily due to an increase in operating income of $3.8 million the nine months ended September 30, 2005 compared to the same period of 2004, and to a loss of approximately $24,000 from early redemption of long-term debt for the nine months ended September 30, 2005 as compared to $6.6 million the same period in the prior year

NON-GAAP FINANCIAL MEASURES

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

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

STATION OPERATING INCOME.       SOI increased $1.5 million or 8.4 % to $19.8 million for the quarter ended September 30, 2005 from $18.3 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, SOI was 38.7% for the quarters ended September 30, 2005 and 2004. On a same station basis, SOI improved $1.4 million or 7.9% to $18.6 million for the quarter ended September 30, 2005 from $17.2 million for the same quarter of the prior year. As a percentage of same station net broadcasting revenue, same station SOI increased to 41.6% for the quarter ended September 30, 2005 from 41.1% for the same quarter of the prior year.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

STATION OPERATING INCOME.       SOI increased $4.3 million or 8.1% to $57.1 million for the nine months ended September 30, 2005 from $52.8 million for the same period of the prior year. As a percentage of net broadcasting revenue, SOI decreased to 37.9% for the nine months ended September 30, 2005 from 38.2% for the same period of the prior year. On a same station basis, SOI improved $5.6 million or 11.6% to $53.7 million for the nine months ended September 30, 2005 from $48.1 million for the same period of the prior year. As a percentage of same station net broadcasting revenue, same station SOI increased to 41.6% for the nine months ended September 30, 2005 from 40.2% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income as presented in our financial statements for the quarters ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Station operating income	$ 18,284	$ 19,820	$ 52,822	$ 57,099
Plus other media revenue	2,404	2,647	6,702	7,815
Less other media operating expenses	(2,029)	(2,457)	(6,221)	(7,328)
Less depreciation and amortization	(3,150)	(3,276)	(9,376)	(10,079)
Less loss on disposal of assets	(3,087)	(544)	(3,311)	(559)
Less corporate expenses	(4,285)	(4,688)	(12,836)	(14,671)
Less litigation costs	—	—	—	(650)
GAAP operating income	$ 8,137	$ 11,502	$ 27,780	$ 31,627

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

We perform a test of impairment on our FCC licenses and our goodwill at least annually. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of September 30, 2005, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $4.0 million as of September 30, 2005, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

Our classification of borrowings under our credit facilities as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facilities and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facilities or it may become necessary to seek an amendment to our credit facilities. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilities, or a further amendment of our credit facilities becoming necessary.

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

Cash. Cash and cash equivalents were $8.7 million on September 30, 2005. Working capital was $27.2 million on September 30, 2005. During the nine months ended September 30, 2005, we made net borrowings of $40.3 million under our credit facilities and used $55.7 million of cash to acquire selected assets of seven radio stations and one Internet business.

Net cash provided by operating activities increased to $28.9 million for the nine months ended September 30, 2005 compared to $27.5 million for the same period of the prior year, primarily due to an increase in operating income of $3.8 million and to an increase in deferred revenue of $3.8 million for the nine months ended September 30, 2005 compared to the same period of the prior year, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities increased to $67.4 million for the nine months ended September 30, 2005 compared to $38.6 million for the same period of the prior year. The increase is primarily due to $55.7 million of cash used to purchase selected assets of seven radio stations and one Internet business during the nine months ended September 30, 2005, compared to $25.7 million used to purchase selected assets of five radio stations and an Internet business in the same period of the prior year.

Net cash provided by financing activities increased to $36.3 million for the nine months ended September 30, 2005 compared to $11.4 million for the same period of the prior year. The increase is primarily due to net borrowings under our credit facilities of $40.3 million and proceeds of $3.7 million from the sale of an interest rate swap during the nine months ended September 30, 2005, partially offset by repurchases of $6.6 million of our Class A common stock.  Included in the cash provided by financing activities during the nine months ended September 30, 2004 are proceeds from net borrowings under our credit facility of $5.5 million, proceeds from our follow-on equity offering of $65.7 million in May 2004, partially offset by $60.6 million used to redeem $55.6 million principal of our 9% Notes with a $55.6 million principal amount.

Credit Facilities.  Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities. On July 7, 2005, the credit facilities were amended to, among other things, add a $150.0 million delayed-draw term loan C facility (“term loan C facility”).  The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $150.0 million term loan C facility. As of September 30, 2005, the borrowing capacity and aggregate commitments was $75.0 million under our revolving credit facility , $74.3 million under our term loan B facility and $150.0 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below. At September 30, 2005, $74.3 million was outstanding under the term loan B facility, $50.0 million was outstanding under the term loan C facility and no borrowings were outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At September 30, 2005, the blended interest rate on amounts outstanding under the credit facilities was 4.84%. If an event of default occurs, the rate may increase by 2.0%.

The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of September 30, 2005. The ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under our credit facilities at September 30, 2005, on a pro forma basis, was 4.97 to 1, resulting in a borrowing availability under our term loan C facility and revolving credit facility of approximately $102.8 million.

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

As of September, 2005, and currently, we were and remain in compliance with all of the covenants under the terms of the credit facilities.

9% Notes. In September 2001, Salem Holding issued $150.0 million principal amount of 9% Notes. The indenture for the 9% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. During the second quarter of 2004, Salem completed a redemption of $55.6 million of the 9% Notes, leaving $94.4 million outstanding. After giving effect to this redemption, Salem Holding is required to pay $8.5 million per year in interest on the outstanding 9% Notes. We and all of our subsidiaries (other than Salem Holding) are guarantors of the 9% Notes.

As a result of the Redemption of $55.6 million of 9% Notes, we incurred a non-cash charge in the second quarter of 2004 of approximately $1.6 million for the write-off of unamortized bond issue costs in addition to the $5.0 million premium paid in connection with the Redemption. The $6.6 million was reported as a loss on early redemption of long-term debt in the Condensed Consolidated Statements of Operations.

During the quarter ended September 30, 2005, we repurchased an aggregate amount of $0.3 million of our 9% Notes through open market repurchases.  As a result, we reported $24,000 as a loss on early redemption of long-term debt in the Condensed Consolidated Statement of Operations.

As of September 30, 2005, and currently, we were and remain in compliance with all of the covenants under the indenture for the 9% Notes.

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

As of September 30, 2005, and currently we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31,	September 30,
	2004	2005
	(Dollars in thousands)

Revolving line of credit under credit facility	$9,000	$--
Term loan under credit facility	75,000	124,250
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011 (1)	98,102	96,791
Fair value of forward looking interest rate swaps	—	457
Capital leases and other loans	67	48
	282,169	321,546
Less current portion	1,145	768
	$281,024	$320,778

(1) Includes $3,732 and $2,760 as of December 31, 2004 and September 30, 2005, respectively, of fair value adjustments related to a terminated interest rate swap.  The principal amounts outstanding were $94,370 and $94,031 as of December 31, 2004 and September 30, 2005, respectively.

Off-balance sheet arrangements

As of September 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The differential paid or received on the interest rate swap is recognized in earnings as an adjustment to interest expense.

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the three and nine months ended September 30, 2005, was reduced by approximately $144,000 and $0.3 million, respectively, related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we  paid and capitalized approximately $110,000 in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. We recognized approximately $17,000 and $50,000 in interest expense for the three and nine months ended September 30, 2005, respectively, related to the amortization of capitalized buyout premium.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

On April 8, 2005, we entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of September 30, 2005, we recorded a liability for the fair value of the interest swap of approximately $0.5 million.  This amount, net of income tax benefits of approximately $168,000, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million we will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of September 30, 2005, we recorded a liability for the fair value of the interest swap of approximately $2,000.  This amount, net of income tax benefits of approximately $860, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of September 30, 2005, we recorded an asset for the fair value of the interest swap of approximately $0.3 million.  This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of September 30, 2005, we had borrowed $124.3 million under the credit facilities. As of September 30, 2005, we could borrow up to an additional $102.8 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At September 30, 2005, the blended interest rate on amounts outstanding under the credit facilities was 4.84%. At September 30, 2005, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.2 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.0 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of September 30, 2005, with an aggregate fair value of $204.4 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $195.8 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $213.5 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims including the purported class action described below. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

On March 9, 2005, Pipefitters, Locals 522 & 633 Pension Trust Fund filed a Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of our April 2004 public offering of Class A common stock. In the purported class action, the plaintiff asserts claims under the Securities Act of 1933 on behalf of a putative class of all persons who purchased our equity securities pursuant or traceable to that offering. The complaint alleges that the offering documents failed to disclose that our financial statements overstated its fixed assets and that our internal controls were flawed with respect to its ability to value fixed assets and that the offering documents contained misstatements regarding our fixed assets and internal controls. The complaint seeks rescission or damages in excess of $5 million, interest, attorney’s fees and other costs, as well as equitable and injunctive relief. The complaint was served on us on March 15, 2005.  The parties have tentatively agreed to settle this matter.  During the quarter ended June 30, 2005, the Company recorded a $0.7 million accrual for this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2005, we made repurchases of our Class A common stock pursuant to a $25.0 million share repurchase program adopted by our Board of Directors in May 2005.  This repurchase program will continue until the earlier of (a) May 6, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of Salem.  The amount we may repurchase may be limited by certain restrictions under our credit facilities.   The following table provides information on our repurchases during the three months ended September 30, 2005.

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of		as Part of	That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
Jul. 1, 2005 – Jul. 31, 2005	3,632	$ 19.83	3,632	$ 21,143,987
Aug. 1, 2005 – Aug. 31,2005	39,641	19.15	39,641	20,384,894
Sept. 1, 2005 – Sept. 30, 2005	111,659	17.66	111,659	18,412,924
Total	154,932		154,932

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit
Number	Description of Exhibits

10.1	Form of Restricted Stock Grant.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
November 9, 2005
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2005
By: /s/ DAVID A.R. EVANS
David A.R. Evans
Executive Vice President, Business Development and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Form of Restricted Stock Grant
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 10.1

Salem Communications	Grantee:
Corporation	Grant Date:
Number of Shares:
Restricted Stock Grant	Purchase Price Per Share:
	Type of Grant:	Restricted Class A Common Stock
	Plan:	1999 Stock Incentive Plan (the “Plan”)

SALEM COMMUNICATIONS CORPORATION, a Delaware corporation (the "Company"), has elected to grant restricted shares of the Company's Class A Common Stock (“Restricted Stock”) on the terms and conditions set forth below.  Terms not otherwise defined in this Grant shall have the meanings ascribed to them in the Plan.

1.  Governing Plan.   This Grant of Restricted Stock is subject in all respects to the applicable provisions of the Plan, which are incorporated herein by reference.  In the case of any conflict between the provisions of the Plan and this Grant, the provisions of the Plan shall control.

2.  Grant of Restricted Stock.  Effective as of the Grant Date, the Company grants to the Grantee the above-designated number of Shares of Restricted Stock in exchange for the Purchase Price Per Share.   The consideration for the issuance and sale of the Restricted Stock contemplated hereby may include, in addition to the Purchase Price Per Share, consideration in the form of past services to the Company and/or one or more of its subsidiaries.  If the Purchase Price Per Share is $0, the total consideration for the issuance and sale of the Restricted Stock shall be equal to the aggregate par value thereof and such consideration shall be deemed to have been received by the Company, on or prior to the Grant Date, in the form of past services.

3.  Vesting and Share Restrictions.  The Shares granted hereby shall vest on the first (1st) anniversary of the Grant Date.  Until a Share of Restricted Stock vests, it may not be sold, assigned, conveyed, gifted, pledged, hypothecated, or otherwise transferred in any manner.   In addition to this vesting requirement, the Grantee shall not be permitted to sell, assign, convey, gift, pledge, hypothecate or otherwise transfer any Share of Restricted Stock (except to or from a trust established solely for the benefit of Grantee or his heirs) until the sooner to occur of the following: (a) the fifth (5th) anniversary of the Grant Date, or (b) the day after Grantee ceases to be a member of the Company’s board of directors for any reason.

4.  Voting; Dividends; Adjustments.  Grantee shall be entitled (provided that the Grant has vested pursuant to Section 3 and the obligations set forth in Section 6 hereof have been satisfied) to exercise all voting rights with respect to the Restricted Stock and to receive all regular cash dividends, if any, paid with respect thereto.

5.  Governing Law.  This Grant shall be governed by, interpreted under, and construed and enforced in accordance with the internal laws, and not the laws pertaining to conflicts or choice of laws, of the State of Delaware.

6.  Payment of Withholding Taxes.   (a) Obligation.  Grantee shall make payment to the Company of amounts sufficient to satisfy all applicable Federal, state, and local income and employment tax ("Taxes") withholding requirements in connection with the sale of the Restricted Stock pursuant to this Agreement or the termination of the restrictions imposed upon the Restricted Stock hereunder, as and when such Taxes become due.  (b) Stock Withholding. Grantee may satisfy the obligation in Section 6(a) by electing to have the Company withhold from the Restricted Stock otherwise issuable pursuant to this grant one or more of such Shares with an aggregate fair market value equal to the Taxes.  Grantee also may satisfy the obligation in Section 6(a) by delivering previously acquired shares of unrestricted Company Shares (held for the requisite period to avoid a charge to the earnings of the Company) in satisfaction of such Taxes.  The withheld or delivered shares will be valued at fair market value on the applicable determination date for such Taxes.

7.  Legend. (a) Until the transfer restrictions on the Restricted Stock set forth in Section 3 have been removed, each Share of Restricted Stock, whether vested or unvested, shall contain the following legend:  "The transfer and registration of transfer of the securities represented by this certificate are subject to certain restrictions as provided in a Restricted Stock Agreement dated as of  ________________, by and between the Company and

."

IN WITNESS WHEREOF, the Company has executed this Grant effective as of the Grant Date.

SALEM COMMUNICATIONS CORPORATION,
a Delaware corporation

By:
Jonathan L. Block
Vice President, Secretary and General Counsel

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

November 9, 2005

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

November 9, 2005

By: /s/ DAVID A.R. EVANS
David A.R. Evans
Executive Vice President, Business Development and Chief Financial Officer

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as President and Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 9, 2005
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Executive Vice President Business Development and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 9, 2005
By: /s/ DAVID A.R. EVANS
David A.R. Evans
Executive Vice President, Business Development and Chief Financial Officer

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