Form 10-K
period 2005-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2006-03-31
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER 000-26497

SALEM COMMUNICATIONS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0121400 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	93012 ( ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

          Yes [   ]      No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

          Yes [   ]      No  [ X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]

No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated filer  [X ]

Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes [   ]      No  [ X ]

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $100,337,407 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 10, 2006
Common Stock, $0.01 par value per share	18,919,832 shares

Class B	Outstanding at March 10, 2006
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006	Part III, Item 14

TABLE OF CONTENTS
		PAGE
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
Item 9A.	Controls and Procedures	76
Item 9B.	Other Information	79

PART III

Item 10.	Directors and Executive Officers of the Registrant	78
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93
Item 13.	Certain Relationships and Related Transactions	96
Item 14.	Principal Accounting Fees and Services	98

PART IV

Item 15.	Exhibits and Financial Statement Schedules	98
	Signatures	II-1
	Exhibit Index	II-3

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

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2005 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company. According to the Radio Market Survey, the population estimates used were based upon 2000 U.S. Bureau Census estimates updated and projected to January 1, 2006 by Claritas, Inc.

PART I

ITEM 1.      BUSINESS.

GENERAL

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 104 radio stations in 40 markets, including 66 stations in 24 of the top 25 markets, which consists of 32 FM stations and 72 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk. We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® is a national radio advertising sales firm with offices in 13 U.S. cities. Additionally, Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, and Salem Publishing™, a leading publisher of Christian magazines are owned and operated by Salem.

Business Strategy

Our principal business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family-themed programs. Our national presence gives advertisers a station platform that is a unique and a powerful way to reach a Christian audience.  We program 44 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 34 News Talk and 14 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for more than 30 years.

Acquisition Strategy

Since our initial public offering in July 1999, we have grown from 46 radio stations to 104 stations located in 40 radio markets. Our principal acquisition strategy is focused on acquiring stations in markets that have strong signals and will deliver an appropriate return on investment.  Because of our unique programming strategy that serves the Christian and family-themed audience, we usually must reformat each acquired station, which means we need to market and promote the new format, develop listenership, and cultivate a customer base to grow revenues. It can take five to six years of development for an acquired radio station to reach maturity. Over the long term, this strategy gives stations a competitive advantage and allows us to super-serve our large and loyal market segment.

We strive to build clusters of radio stations in each of our markets with each format targeting different demographic segments of the audience interested in Christian and family-themed programming. This clustering and programming segmentation strategy allows us to achieve greater penetration into each segment of our target market. We then are able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.

There are several potential benefits that result from operating multiple radio stations in the same market.  First, collectively our stations afford our clients a larger percentage of advertising time in that market. Second, the more stations we program, the greater the market share we can achieve in our target demographic groups through our distinctive programming. Third, we realize cost and operating efficiencies by consolidating sales, technical and administrative support and promotional functions where possible. Finally, the purchase of additional radio stations in an existing market allows us to leverage our market expertise to better serve our advertisers and our listeners through traditional and emerging media.

In addition to our radio station acquisitions, we are also looking for Christian content Internet and publishing opportunities that we can effectively integrate into our existing operations in a complementary manner.

Programming Strategy

Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format and the growing popularity of our Contemporary Christian Music format, we are well-positioned to improve upon our leadership position in Christian and family-themed radio.

Christian Teaching and Talk.  Christian Teaching and Talk is our foundational format. Through this format, a listener can listen to Bible teaching and sermons, as well as gain answers to questions relating to daily life, from raising children to religious legal rights in education and the workplace.  This format serves as both a learning resource and as a personal support for listeners nationwide.  In response to the daily programming of our block programming partners, listeners call and write into these programs to ask questions, get more materials on a subject and receive study guides based on what they have learned on the radio.

Block Programming.  Our national station platform and focused programming strategy provides us with the ability to consistently offer block programmers on our Christian Teaching and Talk stations both scale and targeting efficiencies. Historically, more than 90 percent of our block programming partners renewed their respective relationships with us. As a result, our block programming business tends to be recession resilient and provides a steady and consistent stream of revenue and cash flow.

News Talk.  News talk programming is the second most popular radio format in the country, based both on listenership and number of radio stations.  Our research has shown that our News Talk format is highly complementary to our core format of Christian Teaching and Talk.  As programmed by Salem, both formats express conservative views and family values.  Our News Talk format also provides us with the opportunity to leverage syndicated talk programming produced by our network, SRN. Our nationally syndicated programs are distributed through approximately 2,000 affiliates.

The FISH® - Contemporary Christian Music.  Through our CCM format, called The FISH® in most markets, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format is branded “Safe for the Whole Family™”, with sounds that everyone enjoys and lyrics that parents appreciate. The CCM genre continues to be popular. The American Music Awards annually honors and recognizes this format. According to Nielson Christian SoundScan, sales of Christian music, including digital, rose 2.4 percent making CCM the sixth most popular music genre in America in 2005.  We believe this listener base has been underserved in terms of radio coverage, especially in the larger markets.

XM Satellite Radio.  As America's most popular satellite radio service, XM reaches more than 5 million subscribers from coast to coast. Our satellite radio station, XM 170, is the exclusive Christian Teaching and Talk channel on XM, reaching the entire nation 24 hours a day, seven days a week.

Audience Growth

We grow our audience by programming high quality, compelling content on our radio stations that is tested and fine-tuned to appeal to our listeners in each of our strategic formats. We work to maximize audience share and then convert these audience share ratings to advertising revenue, minimize clutter and control operating costs. We rely on a combination of research, marketing, targeted promotions and live events that create visibility and brand awareness for our stations in their local markets.

Station Development

Approximately half of our radio stations are in a start-up or early development stage.  Less mature stations generally grow their revenue and cash flow at a faster rate than mature stations.  Our strategy is to drive start-up and development stage stations to maturity as rapidly and as effectively as possible.   In addition, we focus on improving same-station revenue and station operating income at our mature stations. The start-up to maturity process in most cases is a span of five to six years, beginning with a period of start-up losses, moving to breakeven, and then growing profitability. As our start-up and development stage stations mature, significant revenue and cash flow growth is realized. Operating income margins typically improve as radio stations mature due to the fact that many costs are fixed or grow at or around the rate of inflation while revenues of the station tend to grow at a faster rate.

Technical Improvements

A key focus for us is looking for ways to improve a radio station’s broadcast signal so that it can reach as many listeners as possible, both during the day and at night.  We have completed a number of enhancements that will improve the coverage of a number of signals, including several in the top 25 markets. In 2005, Salem completed tower upgrade projects for WYLL-AM in Chicago, and for The Fish™ WFSH-FM in Atlanta. In early 2006, Salem launched KTRO-FM, a new station in Portland, Oregon.

Radio Advertising Sales

We have assembled an effective, highly trained sales staff responsible for converting audience share into revenue.  We operate with a focused, sales-oriented culture that rewards aggressive selling efforts through a generous commission and bonus compensation structure.  We hire and deploy teams of sales professionals for each of our stations or station clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate.  We utilize various sales strategies to sell and market our stations as stand-alones, in combination with other stations within a given market and across markets, where appropriate.

Marketing Platform to National Advertisers

Through our acquisitions, we have created a national platform of radio stations that reaches more than four million listeners weekly. National companies find advertising on all our radio stations to be an efficient and cost-effective way to reach this target audience.  Through Salem Radio Representatives®, we bundle and sell this national platform of radio stations to national advertisers thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory, and making our sales effort more efficient.

Significant Community Involvement

We believe our active involvement and significant relationships in the Christian community provide a competitive advantage in targeting Christian audiences. Our proactive involvement in the Christian community in each of our markets significantly improves the marketability of our radio broadcast time to advertisers who are targeting such communities.  We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves.  We regularly partner with organizations that serve the Christian and family-themed audience and sponsor and support events important to this group. These events include listener rallies, pastor recognition events and concerts like Fishfest® and Celebrate Freedom™.  These events connect us with our listeners and enable us to create enhanced awareness and name recognition in our markets. Involvement leads to increased effectiveness in developing and improving our programming formats, leading to greater listenership and higher ratings over the long term.

Corporate Structure

The management of our operations is decentralized. Our operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. Our operations vice presidents are experienced radio broadcasters with expertise in sales, programming, marketing and production. We anticipate continuing to rely on this strategy of decentralization and encourage operations vice presidents to apply innovative techniques to the operations they oversee which, if successful, can be implemented at our other stations.

Our corporate headquarters personnel oversee the placement and rate negotiation for all national block programs. Centralized oversight of this component of our revenue is necessary because our key block program customers purchase time in many of our markets. Corporate headquarters personnel also are responsible for centralized accounting and finance functions, human resources, engineering, real estate, strategic direction and other support functions designed to provide resources to local management.

CORPORATE INFORMATION

We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

DEVELOPMENT OF THE BUSINESS

In 2005, we completed the purchase of selected assets of the following radio stations:

			MSA
Date	Market	Station	Rank (1)	Purchase Price
				(Dollars in thousands)
January 19, 2005	KAST-FM	Portland, OR	23	$ 8,000
January 31, 2005	WKAT-AM	Miami, FL	12	10,000
January 31, 2005	KGBI-FM	Omaha, NE	71	10,000
March 15, 2005	WRMR-AM	Cleveland, OH	24	10,000
August 12, 2005	WGUL-AM and WLSS-AM	Tampa, FL and Sarasota, FL	18 and 73	8,700
September 1, 2005	KCRO-AM	Omaha, NE	71	3,150
December 7, 2005	KHLP-AM	Omaha, NE	71	900
				$ 50,750

(1) “MSA” means metropolitan statistical area per the Fall 2005 Radio Market Survey Schedule and Population Rankings published by the Arbitron Company, excluding The Commonwealth of Puerto Rico.

On February 11, 2005, the Company acquired the Internet website Christianity.com and its related operations for $3.4 million.  On December 15, 2005, the Company acquired the Internet website Churchstaffing.com and its related operations for $3.1 million.

RADIO STATIONS

Upon the close of all announced transactions, the company will own and/or operate a national portfolio of 104 radio stations in 40 markets, including 32 FM stations and 72 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

New York, NY	1, 17 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WWDJ-AM	1994	Christian Teaching and Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 33 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KNTS-AM	2001	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM (5)	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
Philadelphia, PA	6	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Houston-Galveston, TX	7	KNTH-AM	1995	News Talk
		KTEK-AM	1998	Christian Teaching and Talk
		KKHT-FM	2005	Christian Teaching and Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
Detroit, MI	9	WDTK-AM	2004	News Talk
		WLQV-AM	2005	Christian Teaching and Talk
Atlanta, GA	10	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Ethnic Brokered Programming
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Boston, MA	11	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WTTT-AM	2003	News Talk
Miami, FL	12	WKAT-AM	2004	News Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM	1994	Christian Teaching and Talk
		KTFH-AM (6)	1997	Ethnic Brokered Programming
		KKMO-AM	1998	Spanish
		KKOL-AM	1999	News Talk
		KIKN-AM	2002	News Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	News Talk
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Tampa, FL	18	WTWD-AM (7)	2000	Christian Teaching and Talk
		WTBN-AM (7)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Baltimore, MD	20	WITH-AM	1997	News Talk
Denver-Boulder, CO	21	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (8)	1999	News Talk
Pittsburgh, PA	22	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Portland, OR	23	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KTRO-FM (formerly KAST-FM	2005	News Talk
Cleveland, OH	24	WHKW-AM	2000	Christian Teaching and Talk
		WKNR-AM	2000	Sports/Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Sacramento, CA	25	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KTKZ-FM	2002	News Talk
		KKFS-FM	2005	Contemporary Christian Music
Riverside-San Bernardino, CA	26	KTIE-AM	2001	News Talk
San Antonio, TX	29	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Milwaukee-Racine, WI	32	WRRD-AM	2001	Christian Teaching and Talk
		WFZH-FM	2001	Contemporary Christian Music
Orlando, FL	36	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WHIM-AM	2006	Christian Teaching and Talk
Columbus, OH	37	WRFD-AM	1987	Christian Teaching and Talk
Nashville, TN	43	WBOZ-FM (9)	2000	Southern Gospel
		WVRY-FM (9)	2000	Southern Gospel
		WFFH-FM (10)	2002	Contemporary Christian Music
		WFFI-FM (10)	2002	Contemporary Christian Music
Jacksonville, FL	47	WBGB-FM	2003	Contemporary Christian Music
		WZNZ-AM	2003	Sports/Talk
		WZAZ-AM	2003	Southern Gospel
		WJGR-AM	2003	News Talk

RADIO STATIONS, CONT.

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Louisville, KY	54	WFIA-FM	1999	Christian Teaching and Talk
		WRVI-FM	1999	Contemporary Christian Music
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Honolulu, HI	62	KHNR-AM	2000	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Christian Teaching and Talk
		KHCM-AM	2004	Country Music
		KHNR-FM	2004	News Talk
		KHUI-FM	2004	Traditional Hawaiian Music
		KGMZ-FM	2005	Adult Nostalgia
Omaha, NE	71	KBGI-FM	2005	Contemporary Christian Music
		KOTK-AM (formerly KHLP-AM)	2005	News Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	73	WLSS-AM	2005	News Talk
Colorado Springs, CO	96	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Youngstown-Warren, OH	118	WHKW-AM	2001	Christian Teaching and Talk
Oxnard-Ventura, CA	116	KDAR-FM	1974	Christian Teaching and Talk
Tyler-Longview, TX	148	KPXI-FM (4)	2000	Christian Teaching and Talk

      (1) Actual city of license may differ from metropolitan market served.

      (2) “MSA” means metropolitan statistical area per the Fall 2005 Radio Market Survey Schedule and Population Rankings published by the Arbitron Company, excluding the Commonwealth of Puerto Rico.

      (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

      (4) This market includes the San Jose, CA market which independently has a MSA rank of 33.

      (5) KPXI-FM is simulcast with KWRD-FM, Dallas-Fort Worth, TX.

      (6) KTFH-AM is an expanded band AM station. Under current Federal Communications Commission (“FCC”) rules, we will be required to surrender to the FCC the license for either KTFH-AM or KLFE-AM on July 14, 2009.

      (7) WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

      (8) KBJD-AM is an expanded band AM station. Under current FCC rules, we will be required to surrender to the FCC the license for either KBJD-AM or KRKS-AM on August 16, 2006.

      (9) WBOZ-FM is simulcast with WVRY-FM, Nashville, TN.

      (10) WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

PROGRAM REVENUE. For the year ended December 31, 2005, we derived 19.5% and 13.4% of our gross revenue, or $42.6 million and $29.3 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We believe our management has been successful in assisting quality local programs expand into national syndication.

ADVERTISING REVENUE. For the year ended December 31, 2005, we derived 45.5% of our gross revenue, or $99.6 million from the sale of local spot advertising and 8.2% of our gross revenue, or $18.0 million from the sale of national spot advertising.

SALEM RADIO NETWORK® AND SALEM RADIO REPRESENTATIVES ™

In 1993, we established SRN. Establishment of SRN was a part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. SRN, which is headquartered in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk and music stations as well as general market News Talk stations. Currently, we have rights to several full-time satellite channels and all SRN product is delivered to affiliates via satellite.

SRN has approximately 2,000 affiliate stations, including our owned and operated stations, that broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. The principal source of network revenue is from the sale of advertising time.

We established Salem Radio Representatives in 1992 as a sales representation company specializing in placing national advertising on religious format radio stations. SRN and our radio stations each have relationships with Salem Radio Representatives for the sale of available SRN spot advertising. Salem Radio Representatives receives a commission on all SRN sales. Salem Radio Representatives also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.

We recognize our advertising and commission revenue from radio stations as the spots are aired. SRN’s gross revenue, including commission revenue for Salem Radio Representatives, for the year ended December 31, 2005 was $16.5 million.

OTHER MEDIA

Salem Web Network™.  Our online strategy centers on creating the premiere Internet platform serving the audience interested in Christian and family-themed content.  Leveraging our engaged and loyal radio listener base, SWN’s content, both in text and audio, can be accessed through our national portals which include OnePlace.com, Crosswalk.com, Christianity.com and through our 69 radio station websites, which  provide local content of interest to our local radio station listeners. In 2005 we acquired Christianity.com, ChristianJobs.com and ChurchStaffing.com. These recent acquisitions enhance our web leadership as a provider and distributor of Christian content and services for our target audience. SWN generates more than 400 million page views annually and has more than two million unique visitors each month.

Salem Publishing™.  Our leadership in the distribution of Christian content also extends into print through Salem Publishing, a magazine publisher serving the Christian audience and the Christian music industry. Last year, we published more than two million units. Our flagship publication, CCM Magazine®, has covered the contemporary Christian music industry for more than 25 years, playing an important role in the growth of contemporary Christian music. Salem Publishing™ is well positioned to grow with the addition of its other magazines: Homecoming Magazine, YouthWorker Journal™, Singing News Magazine, FaithTalk Magazine and CrossWalk.com Magazine.

COMPETITION

RADIO. The radio broadcasting industry, including the segment of this industry that focuses on Christian and family themes, is a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and noncommercial radio station licensees. While no commercial group owner in the United States specializing in Christian and family- themed programming approaches Salem in size of potential listening audience and presence in major markets, religious radio stations exist and enjoy varying degrees of prominence and success in all markets.

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

Competition may also come from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. Digital audio broadcasting will deliver multiformat digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, commencement of satellite delivered digital audio radio services, which delivers multiple audio programming formats to local and national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

NETWORK. Salem Radio Network® (“SRN”) competes with other commercial radio networks that offer news and talk programming to religious and general format stations and two noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

OTHER MEDIA. Our magazines compete for readers and advertisers with other publications that follow the Christian music industry and publications that address themes of interest to church leadership. Our Internet business competes with other companies that deliver on-line audio programming and Christian family themed Internet content.

SEGMENTS

The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of SWN and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated as other media. The radio broadcasting segment also operates various radio networks.  The Company has presented its segment information in Note 12 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated by reference.

EMPLOYEES

On March 3, 2006, Salem employed 1,147 full-time and 379 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our Christian and family-themed formats, or not to broadcast programming that violates our programming standards, either of which may have a material adverse effect on our business.

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

?

satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

?

audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the Internet and other digital audio broadcast formats;

?

in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

?

low-power FM radio, which could result in additional FM radio broadcast outlets; and

?

iPod music players.

We currently program one channel on XM Satellite Radio. However, we cannot assure you that this arrangement will continue, will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

If We Are Unable To Execute Our Acquisition Strategy Successfully, Our Business May Not Continue To Grow

We intend to continue to acquire radio stations as well as other complementary media businesses. Our acquisition strategy has been, and will continue to focus primarily on, the acquisition of radio stations in the top 50 markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

We May Be Unable To Integrate The Operations And Management Of Acquired Stations Or Businesses, Which Could Have A Material Adverse Effect On Our Business And Operating Results

Since January 1, 2005, we have acquired the assets of 17 radio stations, three Internet businesses and one publishing business, and we expect to make acquisitions of other stations and related businesses in the future. We cannot assure you that we will be able to successfully integrate the operations or management of acquired stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that might be acquired in the future. Continued acquisitions of stations will require us to manage a larger and likely more geographically diverse radio station portfolio than historically has been the case. Our inability to integrate and manage newly acquired stations or businesses successfully could have a material adverse effect on our business and operating results.

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

As part of our growth strategy, we seek to acquire additional radio stations in markets in which we already have existing stations.  However, our ability to acquire, operate and integrate any such future acquisitions as part of a cluster is limited by antitrust laws, the Federal Communications Act of 1934 (the “Communications Act”), FCC regulations and other applicable laws and regulations.  Changes to any of these laws or regulations may affect our ability to acquire additional stations in radio markets where we already own one or more radio stations.

The FCC’s local radio multiple ownership rules limit the number of radio stations in a market which an entity may own and with which the entity may have joint arrangements relating to programming, advertising sales and station operations.  The number of radio stations an entity may own or have such arrangements with in a given market varies depending on the total number of radio stations located in the market.  In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market” for all but smaller radio markets.  Specifically, the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by The Arbitron Company (“Arbitron”), which is a commercial ratings service.  For smaller radio markets for which Arbitron has not delineated a geographic market, the FCC is conducting a rulemaking to determine whether the “signal contour method” should be replaced with another method of defining the market and determining the number of radio stations in the market.  The method the FCC uses in such smaller markets affects the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Arbitron market.  We cannot predict the outcome of the FCC’s rulemaking regarding smaller markets or whether it will include modifications to the Arbitron geographic markets method used in markets delineated by Arbitron.

The maximum numbers of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in different size markets (the “Ownership Limits”) under the FCC’s local radio multiple ownership rules were mandated by Congress in 1996.  In 2003, an order of the FCC retaining the 1996 Ownership Limits was remanded to the FCC by the 3rd Circuit Court of Appeals for further consideration.  In addition, interest has been expressed by members of Congress to reduce the Ownership Limits.  We cannot predict whether or how the FCC will modify the Ownership Limits on remand or whether Congress will mandate a modification of the Ownership Limits.

We cannot predict the impact of pending modifications to the FCC’s local radio multiple ownership rules on our business operations.  Likewise, we cannot predict whether there will be a change in the antitrust laws, Communications Act or other law governing the ownership or operation of radio stations, or whether the FCC , Department of Justice (“DOJ”) or Federal Trade Commission (“FTC”) will modify their regulations and policies governing the acquisition of additional radio stations in a market.  In addition, we cannot predict whether a private party will challenge acquisitions we propose in the future.  These events could adversely affect our ability to implement our cluster acquisition strategy.

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

Were a complaint to be filed against us or other FCC licenses involved in a transaction with us, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition.

As noted in the immediately preceding risk factor, the FCC’s local radio multiple ownership rules limit the number of stations we may own or operate in a market.  This limits our ability to make future radio station acquisitions.  Additionally, this limits our ability to enter into agreements whereby we provide programming to or sell advertising on radio stations that we do not own.

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

We may require significant financing to fund our acquisition strategy. This financing may not be available to us. The availability of funds under the credit facility at any time will be dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could result in the disposition of certain income-producing assets or otherwise have a material negative impact on our business and results of operations.

Our Substantial Indebtedness And Our Ability To Incur More Indebtedness Could Adversely Affect Our Financial Condition

We currently have a significant amount of indebtedness. At December 31, 2005, our total consolidated indebtedness was $327.5 million. Our substantial indebtedness could have important consequences, including:

?

making it more difficult for us to satisfy our obligations with respect to borrowings under the credit facility and the subordinated notes;

?

limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

?

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing our ability to use our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

?

placing us at a competitive disadvantage relative to those of our competitors that have less indebtedness;

?

limiting our flexibility in planning for, or reacting to, changes in our business and the industry that could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulations;

?

subjecting us to higher interest expense in the event of increases in interest rates because some of our indebtedness is at variable rates of interest; and

?

causing us to sell income-producing assets that have market value.

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

If We Cannot Attract The Anticipated Listener, Programmer And Advertiser Base For Our Newly Acquired Radio Stations, We May Not Recoup Associated Operating Costs Or Achieve Profitability For These Radio Stations

We frequently acquire new radio stations that previously broadcast in formats other than our primary formats. We continue to program some of these recently acquired stations in non-primary formats and we re-program others to one of our primary formats. During, and for a period after, the conversion of a radio station’s format, the radio station typically generates operating losses. The magnitude and duration of these losses depends on a number of factors, including the promotional and marketing costs associated with attracting listeners and advertisers to our radio station’s new format and the success of these efforts. There is no guarantee that the operation of these newly acquired stations or our operations in new formats will attract a sufficient listener and advertiser base. If we are not successful in attracting the listener and advertiser base we anticipate, we may not recoup associated operating costs or achieve profitability for these radio stations.

If We Do Not Maintain Or Increase Our Block Programming Revenues, Our Business And Operating Results May Be Adversely Affected

The financial success of each of our radio stations that features Christian Teaching and Talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block programming time to national and local religious organizations, which accounted for 32.3% and 32.9% of our gross broadcasting revenue during the years ended December 31, 2004, and 2005, respectively. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue.

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

A Sustained Economic Downturn In Key Salem Markets Could Negatively Impact Our Ability To Generate Broadcasting Revenues

We derive a substantial part of our revenues from the sale of advertising on our radio stations. For the years ended December 31, 2003, 2004 and 2005, 52.3%, 54.0%, and 53.7% of our broadcasting revenues, respectively, were generated from the sale of advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 8.4% and 7.5%, respectively, of our gross broadcasting revenues in 2005. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

Environmental, Health, Safety and Land Use Laws and Regulations May Limit or Restrict Some of Our Operations

We must comply with various federal, state and local environmental, health, safety and land use laws and regulations which have a tendency to affect broadcast facilities differently than other uses.  We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions which may affect, among other things, the ability for us to improve or relocate our radio broadcasting facilities. Historically, we have not incurred significant expenditures to comply with these laws. However, existing laws, and those  which may be applied in the future, or a finding of a violation of or liability, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

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

Our Controlling Stockholders May Cause Us To Act, Or Refrain From Acting, In A Way That Minority Stockholders Do Not Believe Is In Their Best Interest

As of March 10, 2006, Edward G. Atsinger III, Stuart W. Epperson, Nancy A. Epperson and Edward C. Atsinger controlled approximately 85.6% of the voting power of our capital stock. These four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, except for two directors elected by holders of our Class A common stock, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of our other stockholders and one or more of the controlling stockholders could take action or make decisions (or block action or decisions) that are not in the minority stockholders’ best interest.

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

Salem Holding’s credit facility and the indentures governing its notes contain, among other things, covenants that restrict Salem’s, Salem Holding’s and their subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facility and each of such indentures restrict, among other things, our ability to:

?

incur additional debt;

?

pay dividends or make distributions;

?

purchase or redeem stock;

?

make investments and extend credit;

?

engage in transactions with affiliates;

?

create liens on assets;

?

transfer and sell assets; and

?

effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets.

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

We May be Adversely Affected by a General Deterioration in Economic Conditions

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising.  A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During the recent economic slowdown in the United States, many advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising.

Our Broadcasts Often Rely on Content Owned by Third Parties; Obtaining Such Content Could Be Costly And Require Us To Enter Into Disadvantageous License Or Royalty Arrangements

We rely heavily upon content and software owned by third parties in order to provide programming for our broadcasts. The cost of obtaining all necessary licenses and permission to use this third party content and software continues to increase. Although we attempt to avoid infringing known proprietary rights of third parties in our broadcasting efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from broadcasting all or certain portions of individual radio broadcasts containing content owned by third parties. We also rely on software that we license from third parties, including software that is integrated with internally developed software and used to perform key broadcasting and accounting functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that alternative software is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in limitations or delays in broadcasting or accounting for programming by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES.

The types of properties required to support our radio stations include offices, studios and tower and antenna sites. A station’s studios are generally located in an office in a downtown or business district.  Tower and antenna sites are selected in areas that provide maximum market coverage. Our network operations are supported by offices and studios from which its programming originates or is relayed from a remote point of origination. The operations of our other media businesses are supported by office facilities.

Our radio stations’ studios and offices as well as the operations of our other media businesses are located in leased facilities. Our network leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary. We own our corporate office building, located in Camarillo, California, and the headquarters of SRN and Salem Radio Representatives, located in the Dallas, Texas metropolitan area. In January 2004, we purchased the property upon which our studio and office facilities for our Tampa, Florida stations are located. In October 2004, we purchased the property upon which our studio and office facilities for our Honolulu, Hawaii stations will be located once the construction is complete.  In October 2005, we purchased land in Los Angeles, California, to be used as the nighttime transmitter site for KRLA-AM Los Angeles.

We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Part III, Item 13 and in Note 8 of our consolidated financial statements. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that that are as favorable, or more favorable, to the company than those that would have been available from unaffiliated parties.

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of the company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the company's equity securities pursuant to or traceable to that offering.  The complaint alleges that offering documents contained misstatements and omissions regarding the company's fixed assets and internal controls.  The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, and seeks rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provides for a full settlement of these claims in exchange for payment of $1.85 million to be paid by the company and its insurance carrier.  The settlement is subject to certain conditions set forth in the stipulation, including final court approval following notice to the class members. The Court granted Plaintiff's unopposed motion and application for preliminary approval of the settlement on March 27, 2006 and set a schedule for providing notice to the class members.  The hearing for final approval of the settlement is set for June 19, 2006.  The company recognized expenses of $0.7 million related to this settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s Class A common stock trades on the Nasdaq National Market® (“NASDAQ-NMS”) under the symbol SALM. At March 10, 2006, the company had approximately 47 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 18,919,832 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low trade price information per share of the Class A common stock of the company as reported on the NASDAQ-NMS.

	2004				2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$ 28.37	$ 33.65	$ 29.40	$ 27.46	$ 25.35	$ 21.69	$ 21.20	$ 20.61
Low (mid-day)	$ 23.08	$ 27.13	$ 24.18	$ 24.10	$ 20.02	$ 16.44	$ 16.95	$ 17.11

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

During the twelve month period ended December 31, 2005, we made repurchases of our Class A common stock pursuant to a $25.0 million share re share repurchase program adopted by our Board of Directors in May 2005.  This repurchase program will continue until the earlier of (a) May 6, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of Salem.  The amount we may repurchase may be limited by certain restrictions under our credit facilities.   The following table provides information on our repurchases for the year ended December 31, 2005.

Repurchases of Class A Common Stock
			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of		as Part of	That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April 1, 2005 – April 30, 2005	--	--	--	$ 25,000,000
May 1, 2005 – May 31, 2005	117,168	17.29	117,168	22,973,759
June 1, 2005 – June 30, 2005	93,151	18.87	93,151	21,216,003
Jul. 1, 2005 – Jul. 31, 2005	3,632	19.83	3,632	21,143,987
Aug. 1, 2005 – Aug. 31,2005	39,641	19.15	39,641	20,384,894
Sept. 1, 2005 – Sept. 30, 2005	111,659	17.66	111,659	18,412,924
Oct 1, 2005 – Oct 31, 2005	274,542	18.04	274,542	13,460,954
Nov 1, 2005 – Nov 30, 2005	--	--	--	13,460,954
Dec 1, 2005 – Dec 31, 2005	--	--	--	13,460,954
Total	639,793		639,793

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth selected financial data and other operating information of Salem. The selected financial data in the table are derived from the consolidated financial statements of Salem. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included (incorporated by reference) herein. The data below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically the disclosure concerning a reconciliation for historical Non-GAAP measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this report.  The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio and WBTK-AM, Richmond, Virginia as a discontinued operation.  The Company entered into agreements to sell these radio stations during 2005 and 2006.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcasting revenue	$ 135,086	$ 154,949	$ 169,213	$ 186,296	$ 201,049
Other media revenue	8,016	8,054	7,865	9,342	10,790
Total revenue	143,102	163,003	177,078	195,638	211,839
Operating expenses:
Broadcasting operating expenses	87,012	102,751	107,818	114,656	124,246
Cost of denied / abandoned tower site and license upgrade	—	—	2,202	746	—
Other media operating expenses	9,282	7,709	7,942	8,600	9,889
Legal settlement	—	2,300	—	—	650
Corporate expenses	13,774	14,387	16,091	17,480	19,607
Cost of terminated offering	—	—	651	—	—
Depreciation and amortization	29,847	11,310	12,140	12,252	13,235
(Gain) loss on disposal of assets	(26,276)	567	214	3,240	527
Gain on sale of assets to related parties	(3,560)	—	—	—	—
Total operating expenses	110,079	139,024	147,058	156,974	168,154
Operating income	33,023	23,979	30,020	38,664	43,685
Other income (expense):
Interest income	1,994	255	212	171	207
Interest expense	(26,542)	(27,162)	(23,474)	(19,931)	(22,559)
Loss on early retirement of debt	—	—	(6,440)	(6,588)	(24)
Other income (expense)	(573)	(458)	(410)	(116)	(506)
Total other expense	(25,121)	(27,365)	(30,112)	(26,464)	(22,882)
Income (loss) from continuing operations before income taxes	7,902	(3,386)	(92)	12,200	20,803
Provision (benefit) for income taxes	2,410	(1,351)	520	4,654	8,256
Income (loss) from continuing operations	5,492	(2,035)	(612)	7,546	12,547
Income (loss) from discontinued operations, net of tax	(1,105)	16,039	(65)	(213)	115
Net income (loss) (1)	$ 4,387	$ 14,004	$ (677)	$ 7,333	$ 12,662

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands, except share and per share data)
Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.23	$ (0.09)	$ (0.03)	$ 0.30	$ 0.49
Income (loss) from discontinued operations	(0.05)	0.68	—	(0.01)	—

Net earnings (loss) per share	0.18	0.59	(0.03)	0.29	0.49

Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.23	$ (0.09)	$ (0.03)	$ 0.30	$ 0.49
Earnings (loss) per share from discontinued operations	(0.05)	0.68	—	(0.01)	—
Net earnings (loss) per share	0.18	0.59	(0.03)	0.29	$ 0.49

Basic weighted average shares outstanding	23,456,828	23,473,821	23,488,898	25,220,678	25,735,641

Diluted weighted average shares outstanding	23,518,747	23,582,906	23,488,898	25,371,649	25,794,875

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$ 23,921	$ 26,325	$ 5,620	$ 10,994	$ 3,979
Restricted cash	—	107,661	—	—	—
Broadcast licenses	322,456	361,778	380,613	405,163	451,713
Other intangible assets including goodwill, net	20,175	17,260	15,387	14,172	20,047
Total assets	507,254	672,209	560,011	585,374	645,930
Long-term debt, less current portion	311,621	350,908	336,091	280,614	326,685
Stockholders’ equity	157,370	171,928	171,822	247,637	249,118

Cash flows related to:
Operating activities	$ 10,799	$ 6,716	$ 23,705	$ 39,077	$ 38,958
Investing activities	(9,236)	(26,920)	(29,359)	(44,131)	(83,514)
Financing activities	18,430	22,608	(15,051)	10,428	37,541

Other Data:
Station operating income (2)	$ 48,074	$ 52,198	$ 61,395	$ 71,640	$ 76,803
Station operating income margin (3)	35.6%	33.7%	36.3%	38.5%	38.2%

(1)     Had SFAS No. 142 been applied as of January 1, 2001, we would have reported net income for the year ended December 31, 2001 as follows:

2001
Reported net income	$ 4,387
Add back goodwill and broadcast licenses amortization, net of tax	13,547
Adjusted net income	$ 17,934
Basic and diluted earnings per share
As reported	$ 0.19
Goodwill and broadcast licenses amortization, net of tax	0.58
Adjusted earnings per share	$ 0.76

      Had SFAS No. 142 been applied as of January 1, 2001, income before operations would have been $19.1 million ($0.81 per share) for the year ended December 31, 2001.

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

RECONCILIATION OF STATION OPERATING INCOME TO OPERATING INCOME

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in thousands)

Station operating income	$ 48,074	$ 52,198	$ 61,395	$ 71,640	$ 76,803
Plus other media revenue	8,016	8,054	7,865	9,342	10,790
Less cost of denied tower site and license upgrade	—	—	(2,202)	(746)	—
Less other media operating expenses	(9,282)	(7,709)	(7,942)	(8,600)	(9,889)
Less depreciation and amortization	(29,847)	(11,310)	(12,140)	(12,252)	(13,235)
Less gain (loss) on disposal of assets	26,276	(567)	(214)	(3,240)	(527)
Less gain on sale of assets to related parties	3,560	—	—	—	—
Less corporate expenses	(13,774)	(14,387)	(16,091)	(17,480)	(19,607)
Less cost of terminated offering	—	—	(651)	—	—
Less legal settlement	—	(2,300)	—	—	(650)

Operating income	$ 33,023	23,979	$ 30,020	$ 38,664	$ 43,685

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

Our sources of revenue and product offerings also increasingly include other media businesses, including our Internet and magazine publishing businesses.

      The following table shows gross broadcasting revenue, the percentage of gross broadcasting revenue for each broadcasting revenue source and net broadcasting revenue.

	Year Ended December 31,
	2003		2004		2005
	(Dollars in thousands)
Block program time:
National	$ 40,437	21.9%	$ 40,497	19.9%	$ 42,624	19.5%
Local	24,212	13.1	25,225	12.4	29,330	13.4
	64,649	35.0	65,722	32.3	71,954	32.9
Advertising:
National	12,866	7.0	16,994	8.4	17,995	8.2
Local	83,527	45.3	92,687	45.6	99,622	45.5
	96,393	52.3	109,681	54.0	117,617	53.7
Infomercials	6,596	3.6	8,880	4.4	8,925	4.1
SRN	13,375	7.3	15,399	7.6	16,524	7.5
Other	3,274	1.8	3,538	1.7	3,928	1.8
Gross broadcasting revenue	184,287	100%	203,220	100%	218,948	100%
Less agency commissions	15,074		16,924		17,899
Net broadcasting revenue	$169,213		$186,296		$ 201,049

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging) in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2005, we sold 96% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

Salem Web Network™, our Internet business, earns its revenue from sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

We have reclassified our statements of operations data for all periods presented to reflect our sales of the assets of radio stations WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio, which closed on February 10, 2006, and the assets of radio station WBTK-AM, Richmond, VA, which is expected to close in the second quarter of 2006.  These transactions have been accounted for as a discontinued operation.

     The following table sets forth certain statements of operations data as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2003	2004	2005	2004 over 2003	2005 over 2004
	(in thousands)			% change
Net broadcasting revenue	$ 169,213	$ 186,296	$ 201,049	10.1%	7.9%
Other media revenue	7,865	9,342	10,790	18.8%	15.5%
Total revenue	177,078	195,638	211,839	10.5%	8.3%
Operating expenses:
Broadcasting operating expenses	107,818	114,656	124,246	6.3%	8.4%
Cost of denied / abandoned tower site and license upgrade	2,202	746	—	(66.1)%	(100)%
Other media operating expenses	7,942	8,600	9,889	8.3%	15.0%
Legal settlement	—	—	650	—	—
Corporate expenses	16,091	17,480	19,607	8.6%	12.2%
Cost of terminated offering	651	—	—	(100.0)%	—
Depreciation	10,552	10,719	11,775	1.6%	9.9%
Amortization	1,588	1,533	1,460	(3.5)%	(4.8)%
Loss on disposal of assets	214	3,240	527	1,414.0%	(83.7)%
Total operating expenses	147,058	156,974	168,154	6.7%	7.1%

Operating income	30,020	38,664	43,685	28.8%	13.0%
Other income (expense):
Interest income	212	171	207	(19.3)%	21.1%
Interest expense	(23,474)	(19,931)	(22,559)	(15.1)%	13.2%
Loss on early retirement of debt	(6,440) (6,440)	(6,588) (6,588)	(24)	2.3%	(99.6)%
Other expense, net	(410)	(116)	(506)	(71.7)%	336.2%
Income (loss) from continuing operations before income taxes	(92)	12,200	20,803	(13,360.9)%	70.5%
Provision for income taxes	520	4,654	8,256	795.0%	77.4%
Income (loss) from continuing operations	(612)	7,546	12,547	(1,333.0)%	66.3%
Income (loss) from discontinued operations, net of tax	(65)	(213)	115	227.7%	(154.0)%
Net income (loss)	$ (677)	$ 7,333	$ 12,662	(1,183.2)%	72.7%

The following table presents selected financial data for the periods indicated as a percentage of total revenue

	Year Ended
	December 31,
	2003	2004	2005

Net broadcasting revenue	96%	95%	95%
Other media revenue	4%	5%	5%
Total revenue	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	61%	59%	59%
Cost of denied/abandoned tower site and license upgrade	1%	—%	—%
Other media operating expenses	5%	4%	5%
Legal settlement	—%	—%	—%
Corporate expenses	9%	9%	9%
Cost of terminated offering	—%	—%	—%
Depreciation	6%	5%	5%
Amortization	1%	1%	1%
Loss on disposal of assets	—%	2%	—%

Total operating expenses	83%	80%	79%

Operating income	17%	20%	21%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(13)%	(10)%	(11)%
Loss on early retirement of debt	(4)%	(4)%	—%
Other expense, net	—%	—%	—%
Income (loss) from continuing operations before income taxes	—%	6%	10%
Provision for income taxes	—%	2%	4%

Income (loss) from continuing operations	—%	4%	6%
Income (loss) from discontinued operations, net of tax	—%	—%	—%
Net income (loss)	—%	4%	6%

Year ended December 31, 2005 compared to year ended December 31, 2004

      NET BROADCASTING REVENUE.  Net broadcasting revenue increased $14.7 million or 7.9% to $201.0 million for the year ended December 31, 2005, from $186.3 million for the year ended December 31, 2004.  On a same station basis, net revenue improved $10.0 million, or 6.0% to $176.0 million for the year ended December 31, 2005, from $166.0 million for the year ended December 31, 2004.  This revenue growth is attributable primarily to an increase in local spot and local program revenue of $7.5 million on our News Talk stations and an increase in national and local program sales of $4.0 million on our Christian Teaching and Talk stations.  Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 53.7% for the twelve months ended December 31, 2005, from 54.0% for the twelve months ended December 31, 2004.  Revenue from block program time as a percentage of our gross broadcasting revenue increased to 32.9% for the twelve months ended December 31, 2005, from 32.3% for the twelve months ended December 31, 2004.  This change in our revenue mix is primarily due to additional program revenue on our News Talk stations and continued revenue growth on our Christian Teaching and Talk stations.

      OTHER MEDIA REVENUE.  Other media revenue increased $1.5 million, or 15.5% to $10.8 million for the year ended December 31, 2005, from $9.3 million for the year ended December 31, 2004.  The increase is primarily due to a $0.5 million increase in banner advertising, an increase in radio streaming of $0.5 million, and an increase in online job posting revenue of $0.2 million as a result of our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004.

BROADCASTING OPERATING EXPENSES.  Broadcast operating expenses increased $9.5 million, or 8.4% to $124.2 million for the year ended December 31, 2005, compared to $114.7 for the year ended December 31, 2004.  On a same station basis, broadcast operating expense increased $3.9 million or 3.9% to $102.9 million for the year ended December 31, 2005, compared to $99.0 million for the year ended December 31, 2004.  The increase is primarily due to higher payroll and related costs of $6.3 million, higher rent and utility costs of $2.0 million primarily associated with recently acquired facilities and increased marketing and promotional expense of $0.8 million related to our Christian music stations and the rollout of News Talk format in new markets.

      COST OF DENIED / ABANDONED TOWER SITE AND LICENSE UPGRADE.   During 2004 we wrote off $0.7 million of project costs incurred to upgrade our radio station technical facilities and FCC licenses.

OTHER MEDIA OPERATING EXPENSES.   Other media operating expenses increased $1.3 million, or $15.0% to $9.9 million for the year ended December 31, 2005, compared to $8.6 million for the year ended December 31, 2004.  The increase is primarily due to our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004 and the acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005.

      LEGAL SETTLEMENT.   During the year ended December 31, 2005, we recorded a $0.7 million expense related to a stipulation of settlement of a class action lawsuit.

CORPORATE EXPENSES.  Corporate expenses increased $2.1 million, or 12.2%, to $19.6 million for the year ended December 31, 2005, compared to $17.5 million for the year ended December 31, 2004.  The increase is primarily due to increased overhead costs of $1.5 million associated with the growth of the company and higher audit and accounting fees of $0.6 million primarily associated with the compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      DEPRECIATION AND AMORTIZATION.   Depreciation expense increased $1.1 million, or 9.9%, to $11.8 million for the year ended December 31, 2005, compared to $10.7 for the year ended December 31, 2004.  The increase is primarily due to depreciation associated with the acquisitions of radio station assets and Internet business assets during 2005. Amortization expense was $1.5 million in each of the years ended December 31, 2004 and 2005.

LOSS ON DISPOSAL OF ASSETS.   Loss on disposal of assets of $0.5 million for the year ended December 31, 2005, was primarily due to the write-off of various fixed assets and equipment.  Loss on disposal of fixed assets of $3.2 million for year ended December 31, 2004, was primarily due to the results of a physical inventory of our property plant and equipment and included an additional $0.2 million loss from the disposition of certain studio and production equipment being sold in connection with the early termination of a lease with a related party.

      OTHER INCOME (EXPENSE).  Interest income of $0.2 million for the twelve months ended December 31, 2005 and 2004 was interest earned on excess cash.  Interest expense increased $2.7 million, or 13.2% to $22.6 million for the year ended December 31, 2005, compared to $19.9 for the year ended December 31, 2004.  The increase in interest expense was primarily due to increased borrowings on our credit facilities and higher interest rates as well as reduced interest savings of $3.0 million realized from interest rate swaps, partially offset with savings of $2.3 million due to the redemption of $55.6 million of our 9% Notes.  Net other expense of $0.5 million relates primarily to bank commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $8.3 million for the year ended December 31, 2005 compared to $4.7 million for the year ended December 31, 2004.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 39.7% for the year ended December 31, 2005 compared to 38.1% for the year ended December 31, 2004. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.       The income from discontinued operations of $0.1 million, net of tax, for the year ended December 31, 2005, is related to the recovery of a legal settlement of $0.3 million associated with the sale of WYGY-FM, Cincinnati, Ohio, in September 2002, partially offset by the operating results of stations WTSJ-AM, Cincinnati Ohio, WBOB-AM, Cincinnati, Ohio, and WBTK-AM, Richmond, Virginia.  As described in Note 2 to our financial statements, we entered into agreements to sell these radio stations during 2005 and 2006.   All prior periods have been revised to reflect the operating results of these stations as discontinued operations, resulting in an additional loss from discontinued operations in 2004 of $0.1 million, net of tax.  Also included in the 2004 loss from discontinued operations is a $91,000 charge, net of tax, related to an increase in a liability associated with the sale of WYGY-FM, Cincinnati, Ohio.

   NET INCOME.   We recognized net income of $12.7 million for the year ended December 31, 2005 compared to net income of $7.3 million for the year ended December 31, 2004.  This increase is primarily due to an increase in operating income of $5.0 million and a loss of approximately $24,000 from the early redemption of long-term debt in 2005 compared to $6.6 million in 2004, partially offset by an increase in interest expense of $2.6 million and an increase in provision for income taxes of $3.6 million.

Year ended December 31, 2004 compared to year ended December 31, 2003

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $17.1 million or 10.1% to $186.3 million in 2004 from $169.2 million in 2003. On a same station basis, net revenue improved $15.9 million or 9.9% to $176.4 million in 2004 from $160.5 million in 2003. The growth is primarily attributable to an increase in net broadcasting revenue of $5.6 million from our music stations acquired since the middle of 2000, the development of our News Talk platform resulting in an increase of $3.0 million in revenue and increases in national spot revenue of $4.1 million and network revenue of $2.0 million. Revenue from advertising as a percentage of our gross broadcasting revenue increased to 54.0% in 2004 from 52.3% in 2003.  Revenue from block program time as a percentage of our gross broadcasting revenue decreased to 32.3% in 2004 from 35.0% in 2003. This change in our revenue mix was primarily due to the growth of advertising revenues at our Contemporary Christian Music and News Talk radio stations and our continued efforts to develop more advertising revenue in all of our markets.

      OTHER MEDIA REVENUE.       Other media revenue increased $1.4 million or 18.8% to $9.3 million in 2004 from $7.9 million in 2003. This increase was due primarily to increased Internet display advertising of $0.5 million, print pages and custom print sold of $1.0 million, as well as our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004 resulting in $0.1 million in revenue.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $6.9 million or 6.3% to $114.7 million in 2004 from $107.8 million in 2003. On a same station basis, broadcasting operating expenses increased $2.4 million or 2.4% to $104.8 million in 2004 from $102.3 million in 2003. The increase is primarily due to incremental selling expenses of $5.0 million incurred to produce the increased revenue in the period and increased promotional expenses of $2.1 million related to the rollout of our News Talk format in new markets, partially offset by reduced bad debt expense of $2.7 million as a result of improved collections.

COST OF DENIED / ABANDONED TOWER SITE AND LICENSE UPGRADE.   During 2004 we wrote off $0.7 million of project costs incurred to upgrade our radio station technical facilities and FCC licenses.

      OTHER MEDIA OPERATING EXPENSES.       Other media operating expenses increased $0.7 million or 8.3% to $8.6 million in 2004 from $7.9 million in 2003. The increase is attributable primarily to costs of $0.2 million associated with our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004, the early termination of a lease of one of our Salem Web Network™ offices and increased circulation costs of $0.2 million due to additional production at Salem Publishing™.

      CORPORATE EXPENSES.      Corporate expenses increased $1.4 million or 8.6% to $17.5 million in 2004 from $16.1 million in 2003, primarily due to: (a) additional overhead costs incurred for all of 2004 as compared to a portion of 2003 in connection with the acquisitions of the assets of radio stations during 2003, (b) an increase in salaries and accrued executive bonuses of  $0.6 million in 2004,(c) additional overhead costs associated with the acquisitions of the assets of radio stations and an Internet business during 2004, and (d) costs of $0.2 million associated with the implementation of the requirements of the Sarbanes-Oxley Act of 2002.

      COST OF TERMINATED OFFERING.       During the third quarter of 2003, Salem incurred a one-time charge of $0.7 million to write-off costs associated with a contemplated debt offering that was terminated during that quarter. This charge is identified in Salem's Statement of Operations as “Cost of Terminated Offering.”

      DEPRECIATION AND AMORTIZATION.       Depreciation expense increased $0.2 million or 1.6% to $10.7 million in 2004 from $10.6 million in 2003. The increase was due to: (a) the additional depreciation expense incurred for all of 2004 as compared to a portion of 2003 in connection with our acquisitions of the assets of radio stations during 2003, and (b) additional depreciation expenses associated with the acquisition of the assets of radio stations and an Internet portal operation during 2004. Amortization expense decreased $0.1 million or 3.5% to $1.5 million in 2004 from $1.6 million in 2003.

LOSS ON DISPOSAL OF ASSETS.       Loss on disposal of fixed assets of $3.2 million for year ended December 31, 2004, was primarily due to the results of a physical inventory of our property plant and equipment and included an additional $0.2 million from the disposition of certain studio and production equipment being sold in connection with the early termination of a lease with a related party.  Loss on disposal of assets of $0.2 million in 2003 was primarily due to the disposition of certain property, plant and equipment, partially offset by the recovery of a bad debt related to a note acquired in the sale of property, plant, equipment and intangible assets.

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

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $4.7 million for the year ended December 31, 2004 as compared to $0.5 million for the year ended December 31, 2003. Provision for income taxes as a percentage of income (loss) before income taxes and discontinued operations (that is, the effective tax rate) was 38.1% in 2004 and 565.2% in 2003. For the years ended December 31, 2004 and 2003, respectively, the effective tax rate differs from the federal statutory income rate of 34.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.   Loss from discontinued operations was approximately $0.2 million net of income taxes for the year ended December 31, 2004. This amount includes $0.1 million increase in a liability, which has been resolved, arising from the sale of WYGY-FM, Cincinnati, Ohio, which was sold on September 30, 2002.  An additional loss of $0.1 million, net of tax, was recognized as of December 31, 2004 to reflect the operating results of stations WTSJ-AM, Cincinnati Ohio, WBOB-AM, Cincinnati Ohio, and WBTK-AM, Richmond Virginia for each of these years.  As described in Note 2 to our financial statements, we entered into agreements to sell these radio stations during 2005 and 2006, and accordingly, reported the financial results of all prior periods as discontinued operations.    The loss from discontinued operations of $0.1 million for the year ended December 31, 2003, was the result of the sale of WYGY-AM.

      NET INCOME (LOSS).    We recognized net income of $7.3 million in 2004 as compared to a net loss of $0.7 million in 2003. The change is primarily due to an increase in operating income of $8.6 million in 2004 over 2003 and a reduction in interest expense of $3.6 million in 2004 over 2003, partially offset by an increase in the provision for income taxes of $4.1 million in 2004 over 2003.

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

Year ended December 31, 2005 compared to year ended December 31, 2004

      STATION OPERATING INCOME.   SOI increased $5.2 million, or 7.2% to $76.8 million for the year ended December 31, 2005, compared to $71.6 million for the year ended December 31, 2004.  As a percentage of net broadcasting revenue, SOI decreased to 38.2% for the year ended December 31, 2005 from 38.5% for the year ended December 31, 2004.  On a same station basis, SOI improved $6.1 million, or 9.1%, to $73.1 million for the year ended December 31, 2005 from $67.0 million for the year ended December 31, 2004.  As a percentage of same station net broadcasting revenue, same station SOI increased to 41.5% for the year ended December 31, 2005 compared to 40.4% for the year ended December 31, 2004.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the twelve months ended December 31, 2005 and 2004:

	Twelve Months Ended December 31,
	(Dollars in thousands)

	2004	2005
Station operating income	$ 71,640	$ 76,803
Plus other media revenue	9,342	10,790
Less cost of denied / abandoned tower site and license upgrade	(746)	—
Less other media operating expenses	(8,600)	(9,889)
Less depreciation and amortization	(12,252)	(13,235)
Less loss on disposal of assets	(3,240)	(527)
Less corporate expenses	(17,480)	(19,607)
Less legal settlement	—	(650)
Operating income	$ 38,664	$ 43,685

Year ended December 31, 2004 compared to year ended December 31, 2003

      STATION OPERATING INCOME.       SOI increased $10.2 million or 16.7% to $71.6 million in 2004 from $61.4 million in 2003. As a percentage of net broadcasting revenue, SOI increased to 38.5% in 2004 from 36.3% in 2003. On a same station basis, SOI improved $13.5 million or 23.2% to $71.7 million in 2004 from $58.2 million in 2003. As a percentage of same station net broadcasting revenue, same station SOI increased to 40.6% in 2004 from 36.2% in 2003.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the twelve months ended December 31, 2004 and 2003:

	Twelve Months Ended December 31,
	(Dollars in thousands)

	2003	2004

Station operating income	$ 61,395	$ 71,640
Plus other media revenue	7,865	9,342
Less cost of denied / abandoned tower site and license upgrade	(2,202)	(746)
Less other media operating expenses	(7,942)	(8,600)
Less depreciation and amortization	(12,140)	(12,252)
Less loss on disposal of assets	(214)	(3,240)
Less corporate expenses	(16,091)	(17,480)
Less cost of terminated offering	(651)	—
Operating income	$ 30,020	$ 38,664

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

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions are acquisitions of selected assets and not acquisitions of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is our policy generally to retain third-party appraisers to value radio stations, networks or other media properties. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or other media properties at the close of the transaction.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs incurred up to the point where the project is complete, at which time we transfer the costs to the appropriate fixed asset and/or intangible asset categories. When a project’s completion is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the event the required approval is not considered probable, we write-off the capitalized costs of the project.

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

We perform impairment tests on our FCC licenses and goodwill at least annually. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2005, no impairment was recognized.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and other media businesses operate or if the operating results of our stations and other media businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $3.8 million as of December 31, 2005, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 123R

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) reached a conclusion on Statement 123R, “Share-Based Payment.” The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25 for annual periods beginning after June 15, 2005. The company has adopted the modified prospective method whereby the company will recognize compensation cost beginning January 1, 2006 and it applies to unvested options granted prior to that date in addition to any new option grants. Based on the current options outstanding, the company expects to record approximately $2 million in non-cash compensation expense during the year ended December 31, 2006.

Statement of Financial Accounting Standards No. 153

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the company beginning the first quarter of fiscal year 2006, and the company believes that the majority of future exchange transactions will result in the company recording the transactions at fair value with the company recognizing a gain or loss, as applicable, on these transactions.

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

Emerging Issues Task Force 05-6

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, “Determining the Amortization Period of Leasehold Improvements.”  EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. We adopted EITF 05-6 on July 1, 2005, which did not have a significant impact on the company’s results of operations or financial position.

FASB Staff Position 13-1

In October 2005, the FASB issued Staff Position 13-1 (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. This statement is effective for the company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the company’s results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facilities, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and our senior subordinated notes from operating cash flow, borrowings under our credit facilities and, if necessary, proceeds from the sale of selected assets. We believe that cash on hand, cash flow from operations, and borrowings under the credit facilities will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

On May 5, 2004, we completed a follow-on public offering of our Class A common stock. We used the net proceeds of $65.7 million from this offering for working capital and general corporate purposes, including the Redemption of $55.6 million principal amount of our 9% Notes.

      Cash. Cash and cash equivalents were $4.0 million on December 31, 2005. Working capital was $25.1 million on December 31, 2005. Cash and cash equivalents were $11.0 million on December 31, 2004. Working capital was $31.4 million on December 31, 2004.

      Net cash provided by operating activities decreased by $0.1 million to $39.0 million for the year ended December 31, 2005 compared to $39.1 million in 2004.  The decrease is primarily due to increases in accounts receivable of $4.1 million, offset an increase in deferred revenue of $4.4 million.

      Net cash used by investing activities increased to $83.5 million for the year ended December 31, 2005, compared to $44.1 million in 2004. The increase is due to cash used for acquisitions ($60.2 million cash used to purchase selected assets of seven radio stations and two Internet business during 2005 as compared to $26.5 million cash used to purchase selected assets of six radio stations and an Internet business during 2004) and capital expenditures of $22.3 million in 2005 compared to $17.6 million in 2004.

      Net cash provided by financing activities increased $37.5 million for the year ended December 31, 2005, compared to $10.4 million in 2004. The increase was primarily due to net borrowings against our credit facilities of $46.5 million for 2005, compared to $4.0 million for 2004,  proceeds of $65.7 million from our follow-on offering of our Class A common stock during 2004, partially offset by the redemption of $55.6 million of our 9% Notes.

Credit Facilities.  Our wholly-owned subsidiary, Salem Holding, is the borrower under our credit facilities. On July 7, 2005, the credit facilities were amended to, among other things, add a $150.0 million delayed-draw term loan C facility (“term loan C facility”).  The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $150.0 million term loan C facility. As of December 31, 2005, the borrowing capacity and aggregate commitments were $75.0 million under our revolving credit facility, $73.9 million under our term loan B facility and $150.0 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below. At December 31, 2005, $73.9 million was outstanding under the term loan B facility, $50.0 million was outstanding under the term loan C facility and $6.6 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2005, the blended interest rate on amounts outstanding under the credit facilities was 5.34%. If an event of default occurs, the rate may increase by 2.0%.

The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.25 to 1 as of December 31, 2005. The ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under our credit facilities at December 31, 2005, on a pro forma basis, was 4.94 to 1, resulting in a borrowing availability under our term loan C facility and revolving credit facility of approximately $78.7 million.

Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005 increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 2.21 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 3.5 to 1 through March 2009), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our assets and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

      As of December 31, 2005, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

     Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”).  As collateral for the Swingline, the company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of December 31, 2005, no amounts were outstanding under the Swingline.

      As of December 31, 2005, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

      As of December 31, 2005, we were and remain in compliance with all of the covenants under the indenture for the 9% Notes.

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

      As of December 31, 2005, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of Long-Term Debt Obligations	As of December 31, 2005
(Dollars in thousands)

Term loan B	$ 73,875
Term loan C	50,000
Revolving line of credit under credit facility	6,600
Swingline credit facility	—
9% senior subordinated notes due 2011 (1)	96,664
7¾% senior subordinated notes due 2010	100,000
Fair market value of interest swap agreement	215
Capital leases and other loans	142
$ 327,496
Less current portion	811
$ 326,685

(1)  Includes $2,633 as of December 31, 2005 of fair value adjustments related to terminated interest rate swaps.  The principal amount outstanding was $94,031 as of December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

      At December 31, 2005 and 2004, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

      Future minimum contractual obligations, including capital and operating leases, revolving bank and bond issue debt, excluding associated interest costs, as well as other long-term obligations as of December 31, 2005, are as follows:

	Payments Due by Period
Contractual		Less than 1	1-3	3-5	More Than 5
Obligations	Total	year	years	years	years
	(Dollars in thousands)

Long-term debt	$ 324,506	$ 750	$ 1,500	$ 228,225	$ 94,031
Capital lease obligations and other loans	142	61	52	29	—
Operating leases	57,815	8,139	11,827	7,646	30,203

Total contractual cash obligations	$ 382,463	$ 8,950	$ 13,379	$ 235,900	$ 124,234

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

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the twelve months ended December 31, 2005, was reduced by $0.4 million, related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we  paid and capitalized approximately $110,000 in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. We recognized approximately $66,000 in interest expense for the twelve months ended December 31, 2005, related to the amortization of capitalized buyout premium.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

On April 8, 2005, we entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of December 31, 2005, we recorded a liability for the fair value of the interest swap of approximately $0.2 million.  This amount, net of income tax benefits of approximately $0.1 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million we will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of December 31, 2005, we recorded an asset for the fair value of the interest swap of approximately $0.2.  This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of December 31, 2005, we recorded an asset for the fair value of the interest swap of approximately $0.5 million.  This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of December 31, 2005, we had borrowed $130.4 million under the credit facilities. As of December 31, 2005, we could borrow up to an additional $78.7 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2005, the blended interest rate on amounts outstanding under the credit facilities was 5.34%. At December 31, 2005, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.3 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.0 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of December 31, 2005, with an aggregate fair value of $202.7 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $194.5 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $211.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Salem Communications Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communication Corporations as of December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Salem Communications Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 14, 2006

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,
ASSETS	2004	2005
Current assets:
Cash and cash equivalents	$10,994	$3,979
Trade accounts receivable (less allowance for doubtful accounts of $8,109 in 2004 and $7,215 in 2005)	29,535	30,953
Other receivables	1,629	1,579
Prepaid expenses	2,083	2,468
Deferred income taxes	4,683	4,614
Assets of discontinued operations	2,550	2,207
Total current assets	51,474	45,800
Property, plant and equipment, net	101,568	117,873
Broadcast licenses	405,163	451,713
Goodwill	11,415	16,803
Amortizable intangible assets, net of accumulated amortization of $6,269 in 2004 and $7,726 in 2005	2,757	3,244
Bond issue costs	3,342	2,742
Bank loan fees	3,710	3,709
Fair value of interest rate swap	3,732	743
Other assets	2,213	3,303
Total assets	$585,374	$645,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581	$448
Accrued expenses	6,471	5,606
Accrued compensation and related expenses	5,310	6,461
Accrued interest	5,136	5,429
Deferred revenue	1,402	1,903
Current portion of long-term debt and capital lease obligations	1,145	811
Total current liabilities	20,045	20,658
Long-term debt and capital lease obligations, less current portion	280,614	326,685
Deferred income taxes	32,715	40,810
Deferred revenue	3,364	7,304
Other liabilities	999	1,355
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; issued and outstanding 20,408,742 shares in 2004; 20,410,992 issued and 19,771,199 outstanding in 2005	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	216,996	217,036
Retained earnings	30,381	43,043
Treasury stock, at cost (0 shares and 639,793 shares as of December 31, 2004 and 2005, respectively)	—	(11,539)
Accumulated other comprehensive income	—	318
Total stockholders’ equity	247,637	249,118
Total liabilities and stockholders’ equity	$585,374	$645,930
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2003	2004	2005
Net broadcasting revenue	$169,213	$186,296	$201,049
Other media revenue	7,865	9,342	10,790
Total revenue	177,078	195,638	211,839
Operating expenses:
Broadcasting operating expenses exclusive of depreciation and amortization shown below (including $1,191, $1,101 and $1,115 for the years ended December 31, 2003, 2004 and 2005, respectively, paid to related parties)	107,818	114,656	124,246
Cost of denied / abandoned tower site and license upgrade	2,202	746	—
Other media operating expenses exsclusive of depreciation and amortization shown below	7,942	8,600	9,889
Legal settlement	—	—	650
Corporate expenses exclusive of depreciation and amortization show below (including $277, $342 and $256 for the years ended December 31, 2003, 2004 and 2005, respectively, paid to related parties)	16,091	17,480	19,607
Cost of terminated offering	651	—	—
Depreciation (including $515, $414 and $394 for the years ended December 31, 2003, 2004 and 2005, respectively, for other media businesses)	10,552	10,719	11,775
Amortization (including $644, $620 and $518 for the years ended December 31, 2003, 2004 and 2005, respectively, for other media businesses)	1,588	1,533	1,460
Loss on disposal of assets	214	3,240	527
Total operating expenses	147,058	156,974	168,154
Operating income	30,020	38,664	43,685
Other income (expense):
Interest income	212	171	207
Interest expense	(23,474)	(19,931)	(22,559)
Loss on early retirement of debt	(6,440)	(6,588)	(24)
Other expense, net	(410)	(116)	(506)
Income (loss) from continuing operations before income taxes	(92)	12,200	20,803
Provision for income taxes	520	4,654	8,256
Income (loss) from continuing operations	(612)	7,546	12,547
Income (loss) from discontinued operations, net of tax	(65)	(213)	115
Net income (loss)	$(677)	$7,333	$12,662
Other comprehensive income, net of tax	—	—	318
Comprehensive income (loss)	$(677)	$7,333	$12,980

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2003	2004	2005
Basic earnings (loss) per share data:
Earnings (loss) from continuing operations	$(0.03)	$0.30	$0.49
Income (loss) from discontinued operations	—	(0.01)	—
Net earnings (loss) per share	(0.03)	0.29	0.49

Diluted earnings (loss) per share data:
Earnings (loss) from continuing operations	$(0.03)	$0.30	$0.49
Income (loss) from discontinued operations	—	(0.01)	—
Net earnings (loss) per share	(0.03)	0.29	0.49

Basic weighted average shares outstanding	23,488,898	25,220,678	25,735,641

Diluted weighted average shares outstanding	23,488,898	25,371,649	25,794,875

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional			Other
					Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income	Total
Stockholders’ equity, January 1, 2003	17,930,417	$179	5,553,696	$56	$147,968	$23,725	—	—	$171,928
Options exercised	26,150	1	—	—	402	—	—	—	403
Tax benefit related to stock options exercised	—	—	—	—	168	—	—	—	168
Net loss	—	—	—	—	—	(677)			(677)
Stockholders’ equity, December 31, 2003	17,956,567	180	5,553,696	56	148,538	23,048	—	—	171,822
Public issuance of class A common stock	2,325,000	23	—	—	65,691	—	—	—	65,714
Options exercised	127,175	1	—	—	2,272	—	—	—	2,273
Tax benefit related to stock options exercised	—	—	—	—	495	—	—	—	495
Net income	—	—	—	—	—	7,333	—	—	7,333
Stockholders' equity, December 31, 2004	20,408,742	204	5,553,696	56	216,996	30,381			247,637
Options exercised	2,250	—	—	—	33	—	—	—	33
Tax benefit related to stock options exercised	—	—	—	—	7	—	—	—	7
Class A common stock shares repurchased	—	—	—	—	—	—	(11,539)	—	(11,539)
Net unrealized income on interest rate swap agreement	—	—	—	—	—	—	—	318	318
Net income	—	—	—	—	—	12,662	—	—	12,662
Stockholders' equity, December 31, 2005	20,410,992	$204	5,553,696	$56	$217,036	$43,043	($11,539)	$318	$249,118
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2003	2004	2005
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(612)	$7,546	$12,547
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,140	12,252	13,235
Amortization of bond issue costs and bank loan fees	1,614	1,486	1,470
Amortization and accretion of financing items	—	—	(687)
Provision for bad debts	6,136	3,821	2,793
Deferred income taxes	165	3,872	8,024
Loss on disposal of assets	214	3,240	527
Tax benefit related to stock options exercised	168	495	7
Loss on early redemption of long-term debt, before taxes	6,440	6,588	24
Costs of denied tower site and license upgrade	2,202	746	—
Cost of terminated offering	651	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,949)	(1,847)	(4,211)
Prepaid expenses and other current assets	(1,041)	1,189	(57)
Accounts payable and accrued expenses	1,075	(279)	446
Deferred revenue	2,580	131	4,441
Other liabilities	(137)	156	356
Income taxes	(612)	—	—
Net cash provided by continuing operating activities	24,034	39,396	38,915
Net cash provided by (used in) discontinued operations	(329)	(319)	43
Net cash provided by operating activities	23,705	39,077	38,958
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,663)	(17,641)	(22,315)
Deposits on acquisitions of radio station assets	(125)	(425)	670
Purchases of radio station assets	(19,801)	(26,460)	(53,249)
Purchases of internet businesses	—	—	(6,940)
Proceeds from sale of property, plant and equipment and broadcast licenses	405	1	80
Other assets	(1,175)	394	(1,760)
Net cash used in investing activities	(29,359)	(44,131)	(83,514)
FINANCING ACTIVITIES
Net proceeds from issuance of Class A common stock	—	65,714	—
Repurchase of Class A common stock	—	—	(11,539)
Payments for redemption of 9% Notes	—	(55,630)	—
Proceeds of long-term debt and notes payable	95,400	24,000	87,750
Payments of long-term debt and notes payable	(108,450)	(20,000)	(41,275)
Proceeds from exercise of stock options	403	2,273	33
Issuance of loans and capital lease obligations	—	24	84
Payments on capital lease obligations	(36)	(18)	(9)
Payments for interest rate swap	—	(440)	(339)
Payments of costs related to bank credit facility	(1,517)	(497)	(870)
Proceeds from interest rate swap termination	—	—	3,730
Payments of bond issue costs	(851)	—	—
Payment of bond premium	—	(4,998)	(24)
Net cash provided by (used in) financing activities	(15,051)	10,428	37,541
Net increase (decrease) in cash and cash equivalents	(20,705)	5,374	(7,015)
Cash and cash equivalents at beginning of period	26,325	5,620	10,994
Cash and cash equivalents at end of period	$5,620	$10,994	$3,979
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,115	$23,627	$21,447
Income taxes	1,225	300	341
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements of Salem Communications Corporation (“Salem” or the “Company”) include the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. The Company excluding its subsidiaries is herein referred to as Parent. In May 2000, the Company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation (“HoldCo”) and Salem Communications Acquisition Corporation (“AcquisitionCo”), each a Delaware corporation. HoldCo is the issuer of the 9% Senior Subordinated Notes due 2011 (“9% Notes”) and the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”). HoldCo is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. In July 2000, the Company formed SCA License Corporation (“SCA”), a Delaware corporation. HoldCo and AcquisitionCo are direct subsidiaries of the Company; SCA is a wholly-owned subsidiary of AcquisitionCo. Parent, AcquisitionCo and all of its subsidiaries and all of the subsidiaries of HoldCo are Guarantors of the 9% Notes and the 7¾% Notes discussed in Note 4. The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company’s direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis, the 9% Notes and the 7¾% Notes. SCA owns the assets of nine radio stations as of December 31, 2005. See Note 13 for certain consolidating information with respect to the Company.

Description of Business

      Salem is a domestic U.S. radio broadcast company, which has traditionally provided talk and music programming targeted at audiences interested in Christian and family issues. Salem operated 104 and 98 radio stations across the United States at December 31, 2005 and 2004, respectively. The Company also owns and operates Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”) and Salem Radio Representatives (“SRR”). SRN, SNN, SMN and RSN are radio networks, which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem’s stations. SRR sells commercial air time to national advertisers for Salem’s radio stations and networks, and for independent radio station affiliates.

      Salem also owns and operates Salem Web Network (“SWN”) and Salem Publishing. SWN provides Christian and family editorial content on the Internet as well as on-demand audio streaming and related services. Salem Publishing publishes magazines that follow the Christian music industry. The revenue and related operating expenses of these businesses are reported as “other media” on the consolidated Statements of Operations.

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

      Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcasting revenue for the years ended December 31, 2003, 2004 and 2005 was approximately $5.5 million, $5.4 million and $5.5 million, respectively, and barter expenses were approximately the same as barter revenue for each period. The Company records its broadcast advertising provided in exchange for goods and services as broadcasting revenue and the goods or services received in exchange for such advertising as broadcasting operating expenses.

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

      SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company’s stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) and pro forma income (loss) per share disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Net income (loss) and net income (loss) per share for each of the years ended December 31, 2003, 2004 and 2005 would have changed to the following pro forma amounts:

	Year Ended December 31,
	2003	2004	2005
Net income (loss), as reported	$(677)	$7,333	$12,662
Add: Stock-based compensation, as reported	—	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	790	4,920	3,346

Pro forma net income (loss)	$(1,467)	$2,413	$9,316

Income (loss) per share:
Basic income (loss) per share - as reported	$(0.03)	$0.29	$0.49
Basic income (loss) per share - pro forma	$(0.06)	$0.10	$0.36
Diluted income (loss) per share - as reported	$(0.03)	$0.29	$0.49
Diluted income (loss) per share - pro forma	$(0.06)	$0.10	$0.36

    Using the Black-Scholes valuation model, the per share weighted-average fair value of stock options granted during the years ended December 31, 2003, 2004 and 2005 was $9.25, $14.64, and $8.66, respectively. The pro forma effect on the Company’s net income (loss) and basic and diluted income (loss) per share for 2003, 2004 and 2005 is not representative of the pro forma effect in future years. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions were used for grants made in 2003: dividend yield of 0%; expected volatility of 132.8%; risk-free interest rate of 4.35%; expected life of 4 years. The following assumptions were used for grants made in 2004: dividend yield of 0%; expected volatility of 134.3% to 138.1%; risk-free interest rate of 4.61%; expected life of 4 years. The following assumptions were used for grants made in 2005: dividend yield of 0% expected volatility with a range of 50.0% to 57.6%; risk-free interest rate of 4.20%; expected life of 4 years.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) reached a conclusion on Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” The Statement would require all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair-value-based method. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 for annual periods beginning after June 15, 2005. The Company has adopted the modified prospective method whereby the Company will recognize compensation cost beginning January 1, 2006 and it applies to unvested options granted prior to that date in addition to any new option grants. Based on the current options outstanding, the Company expects to record approximately $2 million in non-cash compensation expense during the year ended December 31, 2006.

Statement of Financial Accounting Standards No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006, and the Company believes that the majority of future exchange transactions will result in the Company recording the transactions at fair value with the company recognizing a gain or loss, as applicable, on these transactions..

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

Emerging Issues Task Force 05-6

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, “Determining the Amortization Period of Leasehold Improvements.”  EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company adopted EITF 05-6 on July 1, 2005, which did not have a significant impact on the Company’s results of operations or financial position.

FASB Staff Position 13-1

In October 2005, the FASB issued Staff Position 13-1 (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s results of operations or financial position.

Discontinued Operations

On September 20, 2005 the Company entered into an agreement to sell the assets of radio stations WTSJ-AM, Cincinnati Ohio, and WBOB-AM, Cincinnati Ohio and $6.8 million in cash for selected assets of radio station WLQV-AM, Detroit, MI.  This transaction closed on February 10, 2006.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the net assets of WTSJ-AM and WBOB-AM as assets of discontinued operations.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

 In 2005, the Company had a plan in place to sell radio station WBTK-AM, Richmond, Virginia and entered into an agreement on February 10, 2006.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the net assets of WBTK-AM as assets of a discontinued operation.  All prior periods have been revised to reflect the operating results and net assets of this station as a discontinued operation to conform to the current period presentation.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software	3-5 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	15 years or life of lease

      The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 2003, 2004 and 2005.

Amortizable Intangible Assets

      Intangible assets acquired in conjunction with the acquisition of various radio stations and other media businesses are being amortized over the following estimated useful lives using the straight-line method:

Customer lists and contracts	5 years or life of contract
Favorable and assigned leases	Life of the lease
Other	5-10 years

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2005
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$5,419	$(4,062)	$1,357
Favorable and assigned leases	1,581	(1,059)	522
Other amortizable intangible assets	3,970	(2,605)	1,365
	$10,970	$(7,726)	$3,244

	As of December 31, 2004
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$4,254	$(3,114)	$1,140
Favorable and assigned leases	1,459	(986)	473
Other amortizable intangible assets	3,313	(2,169)	1,144
	$9,026	$(6,269)	$2,757

      Based on the amortizable intangible assets as of December 31, 2005, the Company estimates amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2006	$ 972
2007	666
2008	275
2009	272
2010	246
Thereafter	813
Total	$ 3,244

      The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of intangible assets have been made during the years ended December 31, 2003, 2004 and 2005.

Goodwill and Indefinite Lived Intangible Assets

      Goodwill and assets with indefinite lives are not amortized but these accounts must be reviewed for impairment, at least annually, or when events indicate that an impairment exists. The Company completed the impairment tests in the fourth quarter of 2005 and continues to review the accounts for impairment on an on-going basis. The Company estimates fair value of its indefinite lived intangibles using a combination of market analysis, review of appraisals and cash flow analysis.

Loss on Disposal of Assets

In preparation for the implementation of a fixed asset management and tracking system, Salem conducted a physical inventory of its property, plant and equipment during 2004. Salem completed a substantial majority of its fixed asset inventory during the third and fourth quarter of 2004.  Based on the results, the Company wrote-off certain assets, with a net book value of approximately $3.1 million, which was charged to loss on disposal of assets.  Additionally, the loss during the twelve months ended December 31, 2004, includes $0.2 million from the disposition of certain studio and production equipment being sold in connection with the early termination of a lease with a related party.  Loss on disposal of assets of $0.5 million for the twelve months ended December 31, 2005 was primarily due to the write-off of various fixed assets and equipment.

Leases

At the time a lease is entered, the Company determines the classification of the lease as either a capital lease or an operating lease based on the factors listed in SFAS 13 “Accounting for Leases”.  Lease terms generally range from one to ten years with rent expense recorded on a straight line basis for financial reporting. All applicable rent escalations and abatements are included in deferred rent amortization.

Leasehold Improvements

If, at any time during tenancy, the Company elects to construct or otherwise invest in leasehold improvements to the property, the Company captilalizes the improvements.  Leasehold improvements are amortized over the shorter of the useful life of the improvement or the original lease term.

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

During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold our entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the twelve months ended December 31, 2005, was reduced by $0.4 million, related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the quarter ended March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized approximately $110,000 in buyout premium, which will be amortized into interest expense over the remaining life of the 9% Notes. The Company recognized approximately $66,000 in interest expense for the twelve months ended December 31, 2005, related to the amortization of capitalized buyout premium.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

On April 8, 2005, the Company entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of December 31, 2005, the Company recorded a liability for the fair value of the interest swap of approximately $0.2 million.  This amount, net of income tax benefits of approximately $0.1 million, is reflected in other comprehensive income, as the Company designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million we will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of December 31, 2005, the Company recorded an asset for the fair value of the interest swap of approximately $0.2.  This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as the Company designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of December 31, 2005, the Company recorded an asset for the fair value of the interest swap of approximately $0.5 million.  This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

Income Taxes

      The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company accounts for changes in the fair value of its forward-looking interest rate swaps as a component of Other Comprehensive Income.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase and 762,875 and 1,924,269 shares of Class A common stock were outstanding at December 31, 2004 and 2005, respectively.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Options to purchase 745,915 shares of Class A common stock were outstanding as of December 31, 2003.  These options from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Weighted average shares	23,488,898	25,220,678	25,735,641
Effect of dilutive securities - stock options	—	150,971	59,234
Weighted average shares adjusted for dilutive securities	23,488,898	25,371,649	25,794,875

Segments

      The Company presents its segment information in Note 12. The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of SWN and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as other media. The radio broadcasting segment also operates various radio networks.

Concentrations of Business and Credit Risks

      The majority of the Company’s operations are conducted in multiple locations across the country. The Company’s credit risk is spread across a large number of customers, none of which account for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, credit histories are reviewed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers’ payment history and perceived credit risks. Bad debt expense has been within management’s expectations.

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

These reclassifications include the accounting for WTSJ-AM, WBOB-AM and WBTK-AM as discontinued operations as discussed in Note 2.  The accompanying Consolidated Balance Sheet reflects the net assets of WTSJ-AM, WBOB-AM, and WBTK-AM as “Assets of Discontinued Operations.”  The accompanying Consolidated Statement of Operations reflects WTSJ-AM, WBOB-AM and WBTK-AM as discontinued operations for the twelve months ended December 31, 2005.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

NOTE 2. ACQUISITIONS AND DISPOSITIONS OF ASSETS

      During the year ended December 31, 2005, the Company completed the following transactions:

Acquisition Date	Station(s)	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
January 19, 2005	KAST-FM	Portland, OR	$8,000	Yes
January 31, 2005	WKAT-AM	Miami, FL	10,000	Yes
January 31, 2005	KGBI-FM	Omaha, NE	10,000	No
March 15, 2005	WRMR-AM	Cleveland, OH	10,000	Yes
August 12, 2005	WGUL-AM and WLSS-AM	Tampa, FL and Sarasota, FL	8,700	Yes
September 1, 2005	KCRO-AM	Omaha, NE	3,150	No
December 7, 2005	KHLP-AM	Omaha, NE	900	No
			$50,750

The purchase price has been allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 3,953
Amortizable intangible assets	198
Goodwill	616
Broadcast licenses	45,983
$ 50,750

The accompanying Consolidated Balance Sheets include the acquired assets and liabilities of each acquired entity as of their respective date of acquisition.  With the exception of WRMR-AM and KCRO-AM, the results of operations are included in the accompanying statement of operations as of the date of acquisition.  The operating results for WRMR-AM and KCRO-AM were included in the accompanying Consolidated Statement of Operations as of July 12, 2004, and January 31, 2005, respectively, the dates on which the Company began operating each station under a local marketing agreement (“LMA”) with the seller pending approval of the acquisition by the Federal Communication Commission (“FCC”).

On September 20, 2005 the Company entered into an agreement to exchange selected assets of radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio for $6.8 million in cash and selected assets of the radio station WLQV-AM, Detroit, Michigan.  This transaction closed on February 10, 2006.  The accompanying Consolidated Statement of Operations reflects WTSJ-AM and WBOB-AM as discontinued operations for the twelve months ended December 31, 2005.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.

 In 2005, the Company had a plan in place to sell radio station WBTK-AM, Richmond, Virginia and entered into an agreement on February 10, 2006.  The accompanying Consolidated Statement of Operations reflects WBTK-AM as a discontinued operation for the twelve months ended December 31, 2005.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

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

On March 31, 2005, the Company exchanged selected assets of radio station WZFS-FM, Chicago, Illinois for selected assets of radio stations WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas and KHCK-AM, Dallas, Texas. The net carrying amount of the assets exchanged approximated $3.9 million. No gain or loss was recognized by the Company as a result of this exchange.  The accompanying Consolidated Statement of Operations reflects this transaction as of November 1, 2004, the date the parties entered an LMA pending FCC approval of the exchange.

On June 30, 2005, the Company exchanged selected assets of KSFB-FM, San Francisco, California for selected assets of KOSL-FM, Sacramento, California. The net carrying amount of the assets exchanged approximated $7.2 million. No gain or loss was recognized by the Company as a result of this exchange.   The accompanying Consolidated Statement of Operations reflects this transaction as of November 15, 2004, the date the parties entered an LMA pending FCC approval of the exchange.

On December 15, 2005, the Company purchased Churchstaffing.com, an online job information site, for $3.1 million.

With the exception of the acquisition of KGMZ-FM, Honolulu Hawaii, KGBI-FM, Omaha, Nebraska, KCRO-AM, Omaha, Nebraska, Christianity.com and Churchstaffing.com, which were the acquisitions of businesses, the above radio station acquisitions were acquisitions of assets.

Pending Transactions:

On January 4, 2005, the Company entered into an agreement to sell selected assets of radio station WCCD-AM, Cleveland, Ohio for approximately $2.1 million. The buyer began to operate the station under an LMA effective February 9, 2005.   The accompanying Consolidated Statement of Operations excludes the financial results of WCCD-AM as of the LMA date.  The Company anticipates this transaction will close in the second quarter of 2006.

On July 28, 2005, the Company entered into an agreement to exchange selected assets of radio stations KLMG-FM, Sacramento, California, and KBAA-FM, Grass Valley, California, for selected assets of radio station KKFS-FM, Sacramento, California and additional consideration of $0.5 million.  Effective July 28, 2005, the Company began to operate KKFS-FM and discontinued operating KLMG-FM and KBAA-FM under LMA’s.  The accompanying Consolidated Statement of Operations reflects this transaction as of the LMA date.  The Company anticipates this exchange transaction will close in the second quarter of 2006.

      During the year ended December 31, 2004, the Company completed the following transactions:

Acquisition Date	Station	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
May 28, 2004	KJPN-AM	Honolulu, HI	$500	Yes
June 28, 2004	WAFS (now WGKA-AM)	Atlanta, GA	16,545	Yes
August 13, 2004	KHUI-FM	Honolulu, HI	1,850	Yes
August 13, 2004	KPOI-FM (now KHNR-FM)	Honolulu, HI	1,850	Yes
September 30, 2004	WQBH-AM (now WDTK-AM)	Detroit, MI	4,750	Yes
November 2, 2004	KIIS-AM	Oxnard-Ventura, CA	800	Yes

			$26,295

 The purchase price has been allocated to the assets acquired as follows:

		Amount
		(Dollars in thousands)
Asset
	Property and equipment	$ 1,865
	Broadcast licenses	24,430
		$ 26,295

      On July 30, 2004, the company acquired the assets of the Internet portal operations of Christianjobs.com for $0.4 million.

      On September 29, 2004, the Company entered into an agreement to exchange selected assets of radio stations WZFS-FM, Chicago, Illinois and KSFB-FM, San Francisco, California for selected assets of radio stations WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas, KHCK-AM, Dallas, Texas and KOSL-FM, Sacramento, California. The Company began to operate WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas and KHCK-AM, Dallas, Texas effective November 1, 2004 and KOSL-FM, Sacramento, California effective November 15, 2004 under LMAs.  Additionally, the company discontinued operating the stations it will be divesting under an LMA effective November 1, 2004.

      During the year ended December 31, 2003, the Company completed the following transactions:

Acquisition Date	Station	Market Served	Acquisition Cost	Format Changed
			(Dollars
			in thousands)
August 1, 2003	WBGB-FM, WGJR-AM, WZNZ-AM, WZAZ-AM	Jacksonville, FL	$8,693	No
October 6, 2003	KKCS-AM(now KZNT-AM)	Colorado Springs, CO	1,500	Yes
October 7, 2003	KCEE-FM	Sacramento, CA	986	Yes
October 31, 2003	WBPS-AM (now WTTT-AM)	Boston, MA	8,480	Yes

			$19,659

      The purchase price has been allocated to the assets acquired as follows:

		Amount
		(Dollars in thousands)
Asset
	Property and equipment	$1,605
	Broadcast licenses	18,054
		$19,659

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following:

	December 31,
	2004	2005
	(Dollars in thousands)

Land	$ 15,909	$ 27,719
Buildings	16,936	17,054
Office furnishings and equipment	25,860	25,854
Antennae, towers and transmitting equipment	50,252	59,434
Studio and production equipment	26,563	27,068
Computer software	1,930	2,734
Record and tape libraries	282	194
Automobiles	922	1,013
Leasehold improvements	10,484	11,743
Construction-in-progress	11,021	10,282
	160,159	183,095
Less accumulated depreciation	58,591	65,222
	$ 101,568	$ 117,873

In preparation for the implementation of a fixed asset management and tracking system, Salem conducted a physical inventory of its property, plant and equipment. Salem completed a substantial majority of its fixed asset inventory during 2004.  Based on the results, the Company wrote-off certain assets, with a net book value of approximately $3.1 million, which was charged to loss on disposal of assets.  Additionally, the loss recognized for the twelve months ended December 31, 2004 includes $0.2 million from the disposition of certain studio and production equipment being sold in connection with the early termination of a lease with a related party.  Loss on disposal of assets of $0.6 million for the twelve months ended December 31, 2005 was primarily due to the write-off of various fixed assets and equipment.

NOTE 4. LONG-TERM DEBT

      Long-term debt consisted of the following:

	December 31,
	2004	2005
	(Dollars in thousands)

Term loans under credit facility	$75,000	$123,875
Revolving line of credit under credit facility	9,000	6,600
9% Senior Subordinated Notes due 2011 (1)	93,960	96,664
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Fair value of interest swap	3,732	215
Capital leases and other loans	67	142
	281,759	327,496
Less current portion	1,145	811
	$280,614	$326,685

(1)  Includes $(410) and $2,633 as of December 31, 2004 and 2005, respectively, of fair value adjustments related to terminated interest rate swaps.  The principal amounts outstanding were $94,370 and $94,031 as of December 31, 2004 and 2005, respectively.

      Since the revolving line of credit under the credit the facilities and the term loan under the credit facilities carry floating interest rates, the carrying amounts approximate fair market value. The 9% Notes were issued in June 2001 at par. The 7¾% Notes were issued in December 2002 at par. At December 31, 2005, the fair market value of the 9% Notes and the 7¾% Notes was approximately $99.1 million and $103.6 million, respectively.

Revolving Line of Credit with Banks

      HoldCo is the borrower under the Company’s credit facilities. On July 7, 2005, the credit facilities were amended to, among other things, add a $150.0 million delayed-draw term loan C facility (“term loan C facility”).  The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $150.0 million term loan C facility. As of December 31, 2005, the borrowing capacity and aggregate commitments was $75.0 million under the revolving credit facility, $73.9 million under the term loan B facility and $150.0 million under the term loan C facility. The amount the Company can borrow, however, is subject to certain restrictions as described below. At December 31, 2005, $73.9 million was outstanding under the term loan B facility, $50.0 million was outstanding under the term loan C facility and $6.6 million was outstanding under the revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or HoldCo. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require the Company, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If the Company is required to make these prepayments, the borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at HoldCo’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2005, the blended interest rate on amounts outstanding under the credit facilities was 5.34%. If an event of default occurs, the rate may increase by 2.0%.

The maximum amount that HoldCo may borrow under its credit facilities is limited by a ratio of HoldCo’s consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). HoldCo’s credit facilities will allow it to adjust the total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.25 to 1 as of December 31, 2005. The ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under the credit facilities at December 31, 2005, on a pro forma basis, was 4.94 to 1, resulting in a borrowing availability under the term loan C facility and revolving credit facility of approximately $78.7 million.

The credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits the Company’s ability to incur debt, have liens, enter into AFFILIATE transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of the Company’s business. The credit facilities also require the Company to satisfy specified financial covenants, which covenants require the Company on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005 increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 2.21 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 3.5 to 1 through March 2009), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of Salem and its subsidiaries’ assets and pledges of all of the capital stock of its subsidiaries.

Swingline Credit Facility

     On June 1, 2005, the Compnay entered into an agreement for a swingline credit facility (“Swingline”).  As collateral for the Swingline, the Company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of December 31, 2005, no amounts were outstanding under the Swingline.

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

      During the year ended December 31, 2005, we repurchased an aggregate amount of $0.3 million of our 9% Notes through open market repurchases.  As a result, we reported $24,000 as a loss on early redemption of long-term debt in the Consolidated Statement of Operations.

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

Other Debt

      The Company has several capital leases related to various data processing equipment. The obligation recorded at December 31, 2004 and 2005 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2005 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)

2006	$ 811
2007	777
2008	775
2009	57,375
2010	170,879
Thereafter	94,031
324,648
Fair value of interest rate swap	2,848
$ 327,496

NOTE 5. INCOME TAXES

      The consolidated provision (benefit) for income taxes for Salem consisted of the following at December 31:

	2003	2004	2005
	(Dollars in thousands)
Current:
Federal	$ —	$ —	$ 133
State	399	275	226
	399	275	359

Deferred:
Federal	(942)	5,940	7,668
State	328 328	(2,670) (2,670)	(403)
	(614)	3,270	7,265
Total current and deferred taxes	(215) (215)	3,545 3,545	7,624
Change in valuation allowance	694 694	1,027 1,027	700
Current tax provision (benefit) reflected in discontinued operations	41	82	(68)

Income tax provision	$ 520	$ 4,654	$ 8,256

      The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2004	2005
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$ 4,621	$ 4,535
Net operating loss, AMT credit and other carryforwards	34,129	34,173
State taxes	64	79
Total deferred tax assets	38,814	38,787
Valuation allowance for deferred tax assets	(3,075)	(3,774)
Net deferred tax assets	$ 35,739	$ 35,013
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$ 13,257	$ 12,483
Excess of net book value of intangible assets for financial reporting purposes over tax basis	50,514	58,451
Other	—	275
Total deferred tax liabilities	63,771	71,209
Net deferred tax liabilities	$ 28,032	$ 36,196

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2004	2005
	(Dollars in thousands)

Deferred income tax asset per balance sheet	$ 4,683	$ 4,614
Deferred income tax liability per balance sheet	(32,715)	(40,810)
	$ (28,032)	$ (36,196)

      A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income (loss) before income taxes and discontinued operations, is as follows:

	Year Ended December 31,
	2003	2004	2005
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net	481.9	5.0	5.5
Nondeductible expenses	110.6	0.9	1.4
Other, net	7.7	(2.8)	(2.2)
	565.2%	38.1%	39.7%

      At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $69.8 million which expire in 2020 through 2025 and for state income tax purposes of approximately $392.0 million which expire in years 2006 through 2025. For financial reporting purposes at December 31, 2005 the Company has a valuation allowance of $3.8 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards which may not be realized.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of the Company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the Company's equity securities pursuant to or traceable to that offering.  The complaint alleges that offering documents contained misstatements and omissions regarding the Company's fixed assets and internal controls.  The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, and seeks rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provides for a full settlement of these claims in exchange for payment of $1.85 million to be paid by the Company and its insurance carrier.  The settlement is subject to certain conditions set forth in the stipulation, including final court approval following notice to the class members. The Court granted Plaintiff's unopposed motion and application for preliminary approval of the settlement on March 27, 2006 and set a schedule for providing notice to the class members.  The hearing for final approval of the settlement is set for June 19, 2006.  The Company recognized expenses of $0.7 million related to this settlement.

Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $9.0 million, $9.5 million and $12.7 million in 2003, 2004 and 2005, respectively.

            Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005, are as follows:

	Related
	Parties	Other	Total
	(Dollars in thousands)
2006	$ 1,152	$ 6,987	$ 8,139
2007	853	5,532	6,385
2008	803	4,639	5,442
2009	491	4,166	4,657
2010	155	2,834	2,989
Thereafter	346	29,857	30,203
	$ 3,800	$ 54,015	$ 57,815

NOTE 7. STOCK OPTION PLAN

      The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over four or five years and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. At December 31, 2005, the Company had 992,131 shares available for future grants under the Plan.

      A summary of stock option activity is as follows:

		Weighted		Weighted
		Average	Exercisable	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1, 2003	554,945	$ 19.17	238,320	$ 19.31
Granted	224,320	$ 23.21
Cancelled	7,200	$ 18.33
Exercised	26,150	$ 15.32
Outstanding at December 31, 2003	745,915	$ 20.54	353,515	$ 19.07
Granted	860,126	$ 28.63
Cancelled	10,900	$ 18.84
Exercised	127,175	$ 17.87
Outstanding at December 31, 2004	1,467,966	$ 25.53	650,399	$ 23.81
Granted	487,603	$ 18.48
Cancelled	29,050	$ 21.28
Exercised	2,250	$ 14.75
Outstanding at December 31, 2005	1,924,269	$ 23.82	1,024,385	$ 24.71

      Additional information regarding options outstanding as of December 31, 2005, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
$9.00 - $12.00	38,750	2.1	$ 11.60	38,750	$ 11.60
$12.01 - $15.00	86,250	2.9	$ 14.77	86,250	$ 14.77
$15.01 - $18.00	253,420	6.4	$ 16.76	24,920	$ 16.88
$18.01 - $21.00	183,500	8.2	$ 19.08	5,000	$ 19.11
$21.01 - $24.00	443,448	4.0	$ 22.58	327,348	$ 22.63
$24.01 - $27.00	161,226	6.4	$ 25.11	68,401	$ 25.41
$27.01 - $30.00	757,675	4.8	$ 29.45	473,716	$ 29.41
$9.00 - $30.00	1,924,269	5.1	$ 23.82	1,024,385	$ 24.71

NOTE 8. RELATED PARTY TRANSACTIONS

Leases with Principal Stockholders

      A trust controlled by the President and Chief Executive Officer of the Company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense included in operating expense for 2003, 2004 and 2005 amounted to $126,000, $123,000 and $127,000, respectively.

      Land and buildings occupied by various Salem radio stations are leased from the principal stockholders of Salem. Rental expense under these leases included in operating expense for 2003, 2004 and 2005 amounted to $1.1 million in each of the years.

Radio Stations Owned by the Eppersons

      Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, currently serves as an officer, director and stockholder of several radio broadcasting entities as follows:

•

Secretary, Treasurer, and a director of Truth Broadcasting Corporation, licensee of WLVA-AM, Lynchburg, Virginia, WDRV-AM, Wake Forest, North Carolina, WTRU-AM, Kernersville, North Carolina, WKEW-AM, Greensboro, North Carolina, WPOL-AM, Winston-Salem, North Carolina, WZRH-AM, Dallas, North Carolina, and broker of airtime on WGMA-AM, Spindale, North Carolina.

•

President, a director and 100% stockholder of Chesapeake-Portsmouth Broadcasting Corporation, licensee of WTJZ-AM, Newport News, Virginia, WLES-AM, Lawrenceville, Virginia, WPMH-AM, Claremont, Virginia, and broker of airtime on WRJR-AM, Portsmouth, Virginia.  Chesapeake-Portsmouth Broadcasting Corporation is also a 50% member of Northeast Florida Radio LLC, permittee of 20010817AAf-AM, Nassau Village-Ratliff, Florida.

•

President and a director of Delmarva Educational Association, licensee of noncommercial radio station WAZP-FM, Cape Charles, Virginia and permittee of noncommercial radio station WWIP-FM, Cheriton, Virginia, and

•

President and a director of New Covenant Educational Ministries, Inc., licensee of noncommercial radio station WCRJ-FM, Jacksonville, Florida (and FM translator W279AG), and noncommercial station WAYL-FM, St. Augustine, Florida (and FM translators W232AY, Jacksonville, Florida and W262AG, Orange Park, Florida).

These Virginia and North Carolina markets are not currently served by stations owned and operated by the Company. Acquisitions in such markets are not part of the Company’s current business and acquisition strategies. The stations in the Florida markets are non-commercial stations and translators.  Under his employment agreement, Mr. Epperson is required to offer the Company a right of first refusal of opportunities related to the Company’s business.

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

Truth For Life - Mr. Hinz and Mr. Weinberg

      Mr. Hinz and Mr. Weinberg are members of the board of directors of Truth For Life, a non-profit organization that is a substantial customer of Salem. During 2004 and 2005, the Company was paid approximately $1.1 million and $1.6 million, respectively, by Truth For Life for airtime.

Split-Dollar Life Insurance

      The Company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. The premiums were $134,000, $219,000 and $230,000 for the years ended December 31, 2003, 2004 and 2005, respectively. In 2003, the Company became the owner of the policies. The Company is entitled to recover all of the premiums paid on these policies, which have been reserved completely as they have been recorded at the lower of the receivable or insurance cash surrender value. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

      From time to time, the Company rents aircraft from a company which is owned by Edward G. Atsinger III, one of the principal stockholders. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at what the Company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2003, 2004 and 2005 amounted to approximately $277,000, $297,000 and $226,000, respectively.

Americans of Faith and Mr. Atsinger

     Edward G. Atsinger III is the co-chair of the board of directors of Americans of Faith, a non-profit organization.  The Company made charitable contributions to Americans of Faith of $45,000 and $30,000 in the years ended December 31, 2004 and 2005, respectively.

Employment of Edward C. Atsinger

      Edward C. Atsinger, son of Edward G. Atsinger, III and beneficial owner of approximately 5.78% of our Class A common stock, was employed in the capacity of Producer until June 2, 2005. In 2005, he was paid $29,000 for his services.

NOTE 9. DEFINED CONTRIBUTION PLAN

      In 1993, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. Prior to January 1, 2003, the company matched 25% of the amounts contributed by each participant but did not match participants’ contributions in excess of 6% of their compensation per pay period. The Company contributed and expensed $511,000, $922,000 and $1.2 million to the 401(k) Plan in 2003, 2004 and 2005, respectively.

NOTE 10. STOCKHOLDERS’ EQUITY

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

In November 2004, the Company’s Board of Directors authorized a $25.0 million stock repurchase program subject to the Company remaining in compliance with its credit facilities and bond indentures, which limit the Company’s ability to repurchase shares.  In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem Communications Class A common stock.  As of December 2005, the Company repurchased 639,793 shares of stock at an average price of $18.04 per share.

Additional repurchases, if any are made, could occur through open-market or privately negotiated transactions, block transactions, a trading plan satisfying the safe harbor provisions of Rule 10b5-1 under the Exchange Act, as otherwise permitted by law, or any combination of the foregoing. In making any repurchases, the company (a) intends to be opportunistic and will evaluate potential repurchases based on the market’s valuation of the company stock, available acquisition opportunities, indebtedness and other factors, (b) may use available borrowings under its credit facilities to pay for all or part of the cost of repurchasing shares, and (c) will either retire or keep all repurchased shares as treasury shares.

NOTE 11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

On September 20, 2005 the Company entered into an agreement to sell the assets of radio stations WTSJ-AM, Cincinnati Ohio, and WBOB-AM, Cincinnati Ohio and $6.8 million in cash for selected assets of radio station WLQV-AM, Detroit, MI.  This transaction closed on February 10, 2006.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the net assets of WTSJ-AM and WBOB-AM as assets of discontinued operations.  All prior periods, including the quarterly financial results presented below, have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.  Due to the discontinued operations, the quarterly results presented below differ from those previously reported on the Company’s Form 10-Q filed with the Securities and Exchange Commission for each period presented.

 In 2005, the Company had a plan in place to sell radio station WBTK-AM, Richmond, Virginia and entered into an agreement on February 10, 2006.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the net assets of WBTK-AM as assets of a discontinued operation.  All prior periods, including the quarterly financial results shown below, have been revised to reflect the operating results and net assets of this station as a discontinued operation to conform to the current period presentation. Due to the discontinued operations, the quarterly results presented below differ from those previously reported on the Company’s Form 10-Q filed with the Securities and Exchange Commission for each period presented.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	March 31		June 30		September 30		December 31
	2004	2005	2004	2005	2004	2005	2004	2005
	(Dollars in thousands, except per share data)

Total revenue	$ 44,777	$ 49,950	$ 49,837	$ 53,922	$ 49,374	$ 53,503	$51,650	$54,464
Operating income	7,795	9,075	11,941	11,142	8,205	11,492	10,723	11,976
Net income (loss) before discontinued operations	1,257	2,458	215	3,543	2,357	3,417	3,717	3,129
Net income (loss)	$ 1,243	$ 2,392	$ (163)	$ 3,553	$ 2,560	$ 3,423	$ 3,693	$ 3,294
Basic earnings (loss) per share from continuing operations	$ 0.05	$ 0.09	$ 0.01	$ 0.14	$ 0.09	$ 0.13	$ 0.14	$ 0.12
Diluted earnings (loss) per share from continuing operations	$ 0.05	$ 0.09	$ (0.01)	$ 0.14	$ 0.10	$ 0.13	$ 0.14	$ 0.13
Basic and diluted earnings (loss) per share	$ 0.05	$ 0.09	$ 0.01	$ 0.14	$ 0.09	$ 0.13	$ 0.14	$ 0.12
Basic and diluted earnings (loss) per share	$ 0.05	$ 0.09	$ (0.01)	$ 0.14	$ 0.10	$ 0.13	$ 0.14	$ 0.13

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

	2003	2004	2005
	(Dollars in thousands)
Net revenue
Radio broadcasting	$169,213	$186,296	$201,049
Other media	7,865	9,342	10,790
Consolidated net revenue	$177,078	$195,638	$211,839

Operating expenses before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets
Radio broadcasting	$107,818	$114,656	124,246
Other media	7,942	8,600	9,889
Corporate	16,091	17,480	19,607
Consolidated operating expenses before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets	$131,851	$140,736	$153,742

Operating income before depreciation, amortization, legal settlement and costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets
Radio broadcasting	$61,395	$71,640	$76,803
Other media	(77)	742	901
Corporate	(16,091)	(17,480)	(19,607)
Consolidated operating income before depreciation, amortization, legal settlement and costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets	$45,227	$54,902	$58,097

NOTE 12. SEGMENT DATA (CONTINUED)

	2003	2004	2005
	(Dollars in thousands)

Depreciation expense
Radio broadcasting	$9,328	$9,427	$10,481
Other media	515	414	394
Corporate	709	878	900
Consolidated depreciation expense	$10,552	$10,719	$11,775

Amortization expense
Radio broadcasting	$934	$901	$927
Other media	644	620	518
Corporate	10	12	15
Consolidated amortization expense	$1,588	$1,533	$1,460
Operating income before legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets
Radio broadcasting	$51,133	$61,312	$65,395
Other media	(1,236)	(292)	(11)
Corporate	(16,810)	(18,370)	(20,522)
Consolidated operating income before legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets	$33,087	$42,650	$44,862

Total property, plant and equipment, net
Radio broadcasting	$91,657	$97,390	$113,130
Other media	1,542	1,048	1,572
Corporate	2,796	3,130	3,171
Consolidated property, plant and equipment, net	$95,995	$101,568	$117,873

Goodwill
Radio broadcasting	$4,183	$4,183	$4,703
Other media	6,942	7,232	12,100
Corporate	—	—	—
Consolidated Goodwill	$11,125	$11,415	$16,803

Reconciliation of operating income before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets to pretax income

	2003	2004	2005
	(Dollars in thousands)
Operating income before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets	$45,227	$54,902	$58,097
Depreciation expense	(10,552)	(10,719)	(11,775)
Amortization expense	(1,588)	(1,533)	(1,460)
Legal settlement	—	—	(650)
Costs of denied / abandoned tower site and license upgrade	(2,202)	(746)	—
Cost terminated offering	(651)	—	—
Interest income	212	171	207
Loss on disposal of assets	(214)	(3,240)	(527)
Interest expense	(23,474)	(19,931)	(22,559)
Loss on early retirement of debt	(6,440)	(6,588)	(24)
Other expense, net	(410)	(116)	(506)
Income (loss) from continuing operations before income taxes	$(92)	$12,200	$20,803

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 9% Notes and the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9% Notes and the 7¾% Notes. HoldCo and AcquisitionCo are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of December 31, 2005, amounted to $145.6 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $25.8 million of amounts due from Salem and AcquisitionCo as of December 31, 2005.

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ 69	$ 458	$ 3,452	$ —	$ 3,979
Accounts receivable	—	1,727	1,418	27,842	(34)	30,953
Other receivables	—	—	38	2,392	(851)	1,579
Prepaid expenses	—	63	64	2,341	—	2,468
Deferred income taxes	—	(96)	141	4,807	(238)	4,614
Assets of discontinued operations	—	758	—	1,449	—	2,207
Total current assets	—	2,521	2,119	42,283	(1,123)	45,800
Property, plant and equipment, net	—	4,277	1,297	112,299	—	117,873
Broadcast licenses	—	94,472	—	357,241	—	451,713
Goodwill	—	8	10,169	6,626	—	16,803
Amortizable intangible assets, net	—	—	1,651	1,593	—	3,244
Bond issue costs	—	—	—	2,742	—	2,742
Bank loan fees	—	—	—	3,709	—	3,709
Fair value of interest rate swap	—	—	—	743	—	743
Intercompany receivables	273,356	5,187	—	19,523	(298,066)	—
Other assets	—	—	44	3,259	—	3,303
Total assets	$ 273,356	$ 106,465	$ 15,280	$ 550,018	$ (299,189)	$ 645,930

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	$ —	$ 5	$ 38	$ 405	$ —	$ 448
Accrued expenses	—	230	574	4,808	(6)	5,606
Accrued compensation and related expenses	—	136	285	6,040	—	6,461
Accrued interest	—	—	—	5,429	—	5,429
Deferred revenue	—	—	1,525	378	—	1,903
Income taxes payable	—	8	6	(219)	205	—
Current maturities of long-term debt	—	—	—	811	—	811
Total current liabilities	—	379	2,428	17,652	199	20,658
Intercompany payables	31,601	13,862	22,427	(374)	(67,516)	—
Long-term debt	—	61	—	326,624	—	326,685
Deferred income taxes	(609)	(2,905)	(2,622)	51,868	(4,922)	40,810
Deferred revenue	—	—	12	7,292	—	7,304
Other liabilities	—	—	—	1,355	—	1,355
Total stockholders’ equity	242,364	95,068	(6,965)	145,601	(226,950)	249,118
Total liabilities and stockholders’ equity	$ 273,356	$ 106,465	$15,280	$550,018	$ (299,189)	$ 645,930

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING INCOME STATEMENT
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31, 2005
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$ 11,924	$ —	$ 191,411	$ (2,286)	$ 201,049
Other media revenue	—	—	12,098	—	(1,308)	10,790
Total revenue	—	11,924	12,098	191,411	(3,594)	211,839
Operating expenses:
Broadcasting operating expenses	—	9,096	—	116,554	(1,404)	124,246
Other media operating expenses	—	—	12,629	(504)	(2,236)	9,889
Corporate expenses	—	—	—	19,607	—	19,607
Legal Settlement	650	—	—	—	—	650
Cost of terminated offerings	—	—	—	—	—	—
Amortization	—	—	119	1,341	—	1,460
Depreciation	—	469	332	10,974	—	11,775
Loss on disposal of assets	—	13	27	487	—	527
Total operating expenses	650	9,578	13,107	148,459	(3,640)	168,154
Operating income (loss)	(650)	2,346	(1,009)	42,952	46	43,685
Other income (expense):
Interest income	5,454	151	5	4,663	(10,066)	207
Interest expense	(2,997)	(5,457)	(1,508)	(22,705)	10,108	(22,559)
Loss on early retirement of debt	—	—	—	(24)	—	(24)
Other income (expense)	—	—	—	(506)	—	(506)

Income (loss) from continuing operations before income taxes	1,807	(2,960)	(2,512)	24,380	88	20,803
Provision (benefit) for income taxes	693	(1,132)	(979)	9,674	—	8,256
Income (loss) from continuing operations	1,114	(1,828)	(1,533)	14,706	88	12,547
Discontinued operations, net of income taxes	—	(89)	—	204	—	115
Net income (loss)	$ 1,114	$ (1,917)	$(1,533)	$ 14,910	$ 88	$ 12,662

NOTE 14. SUBSEQUENT EVENTS

On January 1, 2006, the Company acquired The Singing News Magazine and its related Internet properties for $4.4 million.

On January 23, 2006, the Company acquired selected assets of radio stations WHIM-AM, Orlando Florida, and WTLN-AM, Orlando, Florida for approximately $10.0 million.  The Company began to operate these stations under an LMA effective October 1, 2005.  The accompanying Consolidated Statement of Operations reflects this transaction as of the LMA date.

On February 3, 2006, the Company exchanged selected assets of radio station KNIT-AM, Dallas, Texas for selected assets of radio station WORL-AM, Orlando, Florida.

On February 16, 2006, the Company acquired CrossDaily.com, an online provider of Christian content, graphics and online community resources for $2.3 million.

From January 1, 2006 through March 10, 2006, the Company repurchased 851,367 shares of its Class A common stock for $13.5 million, or $15.81 average price per share.  Since beginning its repurchase program, the Company has repurchased 1,491,160 shares for $25.0 million, or $16.77 average price per share.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

(c) Attestation Report of Registered Public Accounting Firm.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Salem Communications Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Salem Communications Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salem Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Salem Communications Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Salem Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salem Communications Corporation as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 14, 2006

ITEM 9B. OTHER INFORMATION.

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Committees of the Board of Directors

      The company’s board of directors has three committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The following table lists the members and chairman of each of these committees:

COMMITTEE MEMBERSHIP

Nominating and
		Audit	Compensation	Corporate Governance
Name	Independent	Committee	Committee	Committee

Stuart W. Epperson
Edward G. Atsinger III
David Davenport	X		X	X
Eric H. Halvorson	X	C		X
Roland S. Hinz	X		C	X
Judge Paul Pressler	X			C
Richard A. Riddle	X	X	X	X
Dennis M. Weinberg	X	X		X

X = Current member of committee
C = Current member and chairman of the committee

Audit Committee

      The Audit Committee currently consists of Messrs. Halvorson (Chairman), Riddle and Weinberg. The board of directors has determined that Mr. Halvorson, the Audit Committee Chairperson, is independent under the NASDAQ Rules and qualifies as an “audit committee financial expert,” as defined and required by applicable SEC rules and regulations.

      The Audit Committee met six times in 2005 and operates under a written charter adopted by the board of directors, a copy of which was attached as appendix A to the company’s Proxy Statement filed with the SEC on April 29, 2003. This charter is also available on Salem’s Internet website (www.salem.cc) and a copy of the charter may be obtained upon written request from the Secretary of the company. Any information found on the company’s website is not a part of, or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

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

      All members of the Audit Committee, have been determined by the board to be independent under the NASDAQ Rules.

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

      The Compensation Committee held four meetings in 2005. The Compensation Committee meets at least twice annually and at additional times as are necessary or advisable to fulfill all of its duties and responsibilities.

Nominating and Corporate Governance Committee

      The Nominating and Corporate Governance Committee currently consists of Messrs. Pressler (Chairman), Davenport, Hinz, Halvorson, Weinberg and Riddle, each of whom is independent under the NASDAQ Rules. This committee met two times in 2005. The board has directed this committee to meet at least twice annually and at additional times as are necessary or advisable to fulfill all of its duties and responsibilities.

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

      The Committee did not receive any recommendations from stockholders proposing candidate(s) for election at the 2006 Annual Stockholders’ Meeting. None of the directors serving on the Audit Committee, the Compensation Committee, or the Nominating and Corporate Governance Committee are employees of the company.

DIRECTORS

      Each of the directors of the company serves a one-year term and all directors are subject to re-election at each annual meeting of stockholders.

      The following table sets forth certain information as of March 10, 2006 except where otherwise indicated, with respect to the directors of the company.

		First became	Position(s) held
Name of Director	Age	Director of the Company	with the Company

Stuart Epperson	69	1986	Chairman of the Board
Edward G. Atsinger	66	1986	President, Chief Executive Officer and Director
David Davenport	55	2001	Director
Eric H. Halvorson	56	1988	Director
Roland S. Hinz	66	1997	Director
Richard A. Riddle	61	1997	Director
Paul Pressler	75	2002	Director
Dennis M. Weinberg	53	2005	Director

      Set forth below is certain information concerning the principal occupation and business experience of each of the directors during the past five years and other relevant experience.

     Mr. Epperson has been Chairman of Salem since its inception. He is also a director of Salem Communications Holding Corporation, a wholly-owned subsidiary of Salem. Mr. Epperson has been engaged in the ownership and operation of radio stations since 1961. In addition, he is a member of the board of directors of the National Religious Broadcasters. Mr. Epperson is married to Nancy A. Epperson who is Mr. Atsinger’s sister.

     Mr. Atsinger has been President, Chief Executive Officer and a director of Salem and a director of each of Salem’s subsidiaries since their inception. He has been engaged in the ownership and operation of radio stations since 1969. Mr. Atsinger has been a member of the board of directors of the National Religious Broadcasters for a number of years; he was re-elected to a three-year term on that board in February 2004. Mr. Atsinger has also been a member of the board of directors of Oaks Christian School since 1999. Mr. Atsinger is also a member of Cornerstone Christian Network, which is involved in evangelism and church relations and development. Mr. Atsinger is the brother-in-law of Mr. Epperson.

     Mr. Davenport has been a director of Salem since November 2001. Mr. Davenport is a distinguished professor of public policy at Pepperdine University and has served in that position since August 2003. He is also a research fellow at the Hoover Institution and has served in that position since August 2001. Mr. Davenport was the Chief Executive Officer of Starwire Corporation, a software service company formerly known as Christianity.com, from June 2000 to May 2001. Mr. Davenport served as President of Pepperdine University from 1985 to 2000 and from 1980 through 1985 he served as a Professor of Law, General Counsel, and Executive Vice President of the University. Mr. Davenport currently serves on the governing or advisory boards of Hope Network Ministries, Forest Lawn Memorial Parks Association, Common Sense California and Inside Track Learning. Mr. Davenport also serves on the board of directors of Ameron International Corporation.

     Mr. Halvorson has been a director of Salem since 1988. Mr. Halvorson is currently Executive in Residence and Visiting Professor of Business Management at Pepperdine University. Mr. Halvorson was President and Chief Executive Officer of The Thomas Kinkade Company from 2003 to 2005. Mr. Halvorson was also a Visiting Professor at Pepperdine University from 2000 to 2003. Mr. Halvorson was Chief Operating Officer of Salem from 1995 to 2000 and Executive Vice President of the company from 1991 to 2000. From 1991 to 2000, Mr. Halvorson also served as General Counsel to the company. Mr. Halvorson was the managing partner of the law firm of Godfrey & Kahn, S.C.-Green Bay from 1988 until 1991. From 1985 to 1988, he was Vice President and General Counsel of Salem. From 1976 until 1985, he was an associate and then a partner of Godfrey & Kahn, S.C.-Milwaukee.  Mr. Halvorson was a Certified Public Accountant with Arthur Andersen & Co. from 1971 to 1973. Mr. Halvorson is a member of the board of directors of Intuitive Surgical, Inc.

     Mr. Hinz has been a director of Salem since September 1997. Mr. Hinz has been the owner, President and Editor-in-Chief of Hi-Torque Publishing Company, a publisher of magazines covering the motorcycling and biking industries, since 1982. Mr. Hinz is also the managing member of Hi-Favor Broadcasting, LLC, the licensee of radio stations KLTX-AM, Long Beach, California, and KEZY-AM, San Bernardino, California (which were acquired from Salem in August 2000 and December 2001, respectively), and radio station KSDO-AM, San Diego, California. Mr. Hinz also serves on the board of directors of the Association of Community Education, Inc. a not-for-profit corporation operating a Spanish Christian radio station in California. Mr. Hinz also serves on the board of directors of Truth for Life, non-profit organization that is a customer of the company.

     Judge Pressler has been a director of Salem since March 2002, and is also a board member of the Free Market Foundation and KHCB Network, a non-profit corporation which owns Christian radio stations in Texas and Louisiana, and a board member of National Religious Broadcasters. He has been an active leader in the Southern Baptist Convention and has served as its First Vice President. Additionally, he is a member of the Texas Philosophical Society and on the boards of various non-profit organizations. Since 2000, Judge Pressler has been a partner in the law firm of Woodfill & Pressler, a director of Revelation, Inc., and has been in private mediation practice for several years as well. A retired justice of the Texas Court of Appeals, Judge Pressler was appointed Justice of the Texas Court of Appeals in 1978, serving until 1992. Judge Pressler also served as District Judge from 1970 to 1978. From 1958 to 1970, he was associated with the law firm of Vinson & Elkins.

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

     Denny Weinberg was one of the founding directors for WLP, serving the initial three year term after WLP was established. Currently, as President and Chief Executive Officer for ARCUS Enterprises, a WellPoint business development subsidiary, he leads its long term mission to create diversified business activities far beyond the core Managed Care Businesses of other WLP companies.  Previously, Mr. Weinberg served for nearly 20 years in a variety of CEO, Group President, and Executive Vice President positions with the company and its various Affiliates. Mr. Weinberg is most noted for the creation of WLP's successful Individual and Small Group Divisions, initially as the company began in California, and then throughout the country. These businesses have grown into one of the industry's largest and most profitable.  Mr. Weinberg also was the founding President and Chief Executive Officer for the UNICARE Companies in the mid 1990's, which became WellPoint's primary multi-state launch platform nationally; and then later focused in states where the company does not operate with Blue licenses. During the nearly 20 years with WLP, Mr. Weinberg developed and led the company's specialty businesses, PPO Care Management, State and Federal Government Programs, and the Company's Marketing Function. Prior to WellPoint, Mr. Weinberg held a variety of business consulting positions with the accounting firm of Touche-Ross and Company (currently Deloitte & Touche) in Chicago. Before that, he was general manager for the CTX Products Division of Pet, Inc., and I.C. Industries Company in St. Louis, Missouri, a designer and manufacturer of commercial computerized processing equipment.  Mr. Weinberg earned a Bachelors Degree in Electronic Engineering from the University of Missouri in Columbia, and holds US and foreign patents for electronic and heat process controls systems.  Mr. Weinberg is a member of the Board, Nominating/Governance and Audit Committees of Salem. He is also a General Member of the development companies of FRWII, LLC, SkyView Development, LLC, and Allyson Aviation, LLC. He is the co-founder of Cornerstone Network Associates, Life Skills For American Families and sits on the boards of Pepperdine Center for The Family, National Coalition for Protection of Families and Children, and is an advisor for the Pacific Justice Institute.   Mr. Weinberg also serves on the board of directors of Truth for Life, non-profit organization that is a customer of the company.

     Directors’ Fees. Officers of Salem who also serve as directors do not receive compensation for their services as directors, other than the compensation they receive as officers of Salem. In 2005, directors of Salem who are not also officers or employees of Salem received a quarterly retainer of $5,000 (this amount increased to $6,250 effective as of October 1, 2005), $2,500 for attending each regularly scheduled meeting of the board of directors, $1,000 for attending each regularly scheduled meeting of any committee of the board of directors, and $1,000 for acting as the chairperson of each regularly scheduled meeting of any committee of the board of directors. Directors of Salem are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at board and committee meetings.

      Stock Option Grants. In return for their service, directors of Salem who are not also officers or employees of Salem were each granted options to purchase 1,000 shares of Salem’s Class A common stock on September 7, 2005. All of these options vested immediately upon grant.

      Restricted Stock Grants. Directors of Salem who are not also officers or employees of Salem were each granted 1,000 restricted shares of Salem’s Class A common stock on September 7, 2005.

EXECUTIVE OFFICERS

      Set forth below are the executive officers of the company, together with the positions held by those persons as of March 10, 2006. The executive officers are elected annually and serve at the pleasure of the company’s board of directors; however, the company has entered into Employment Agreements with Messrs. Atsinger, Epperson and Evans, which agreements are described under the section of this report on Form 10-K entitled “EXECUTIVE COMPENSATION” below.

		Position(s) Held
Name of Executive Officer	Age	with the Company

Stuart W. Epperson	69	Chairman of the Board
Edward G. Atsinger III	66	President, Chief Executive Officer and Director
Joe D. Davis	62	Executive Vice President and Chief Operating Officer
David A.R. Evans	43	Executive Vice President - Business Development and Chief Financial Officer
Greg R. Anderson	59	President of SRN
James R. Cumbee	53	President of Non-Broadcast Media
Jonathan L. Block	39	Vice President, General Counsel and Secretary
Evan D. Masyr	34	Vice President - Accounting and Finance

      Set forth below is certain information concerning the business experience during the past five years and other relevant experience of each of the individuals named above (excluding Messrs. Atsinger and Epperson, whose business experience is described in the above section entitled “—DIRECTORS”).

     Mr. Davis has been Salem’s Executive Vice President and Chief Operating Officer since March 2005. Prior to that time, he was Executive Vice President of Radio since 2003, Executive Vice President, Operations since 2001, Senior Vice President of Salem since 2000, Vice President, Operations of Salem since 1996 and General Manager of WMCA-AM since 1989. He served concurrently as General Manager of WWDJ-AM since 1994.  Previously he was President of Davis Eaton Corporation in Phoenix, Arizona and also served as Vice President and Executive Director of one of Salem’s national ministry clients. He has been involved professionally in various aspects of broadcasting since 1967.

     Mr. Evans has been Executive Vice President - Business Development and Chief Financial Officer of Salem since September 2005. Mr. Evans was Executive Vice President and Chief Financial Officer from September 2003 to September 2005. From 2000 to 2003, Mr. Evans served as the company’s Senior Vice President and Chief Financial Officer.  From 1997 to 2000, Mr. Evans served as Senior Vice President and Managing Director-Europe, Middle East, and Africa of Warner Bros. Consumer Products in London, England.  He also served at Warner Bros. Consumer Products in Los Angeles, California, as Senior Vice President-Latin America, International Marketing, Business Development from 1996 to 1997 and Vice President-Worldwide Finance, Operations, and Business Development from 1992 to 1996.  From 1990 to 1992, he served as Regional Financial Controller-Europe for Warner Bros. based in London, England.  Prior to 1990, Mr. Evans was an audit manager with Ernst & Young LLP in Los Angeles, California and worked as a U.K. Chartered Accountant for Ernst & Young in London, England.

     Mr. Anderson has been President of Salem Radio Network since 1996. From 1993 to 1994, Mr. Anderson was the Vice President-General Manager of this network. Mr. Anderson was employed by Multimedia, Inc. from 1980 to 1993. After serving as General Manager at Multimedia stations in Greenville, South Carolina, Shreveport, Louisiana and Milwaukee, Wisconsin, he was named Vice President, Operations, of the Multimedia radio division in 1987 and was subsequently appointed as Executive Vice President and group head of Multimedia’s radio division.

     Mr. Cumbee has been the President of Non-Broadcast Media of Salem since January 2000.  He was the President of Reach Satellite Network, Inc. In Nashville, Tennessee from 1996 through 1999. Salem purchased all of the shares of Reach Satellite Network, Inc. in March 2000. From 1994 to 1996, he served as Vice President of Disney Vacation Development Company.

     Mr. Block has been General Counsel of Salem since May 2000, Vice President since 1999 and Corporate Secretary since 1997.  Since August 2000, Mr. Block has been a director of each subsidiary of Salem other than Salem Communications Holding Corporation.  From 1995 to 2000, Mr. Block served as Associate General Counsel of Salem. Since May 2005, Mr. Block has been a director of Alaska National Corporation and its subsidiary Alaska National Insurance Company, a property and casualty insurance company.

      Mr. Masyr has been Vice President - Accounting and Finance since September 2005.  Prior to that time, Mr. Masyr was Vice President of Accounting and Corporate Controller from January 2003 to March 2004.  From February 2000 to December 2002, he served as Controller. From 1993 to February 2000, Mr. Masyr worked for PricewaterhouseCoopers LLP (formerly, Coopers & Lybrand LLP). Mr. Masyr has been a Certified Public Accountant since 1995.

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

      Based solely on its review of the copies of such reports received by it during or with respect to the year ended December 31, 2005, and/or written representations from such reporting persons, the company believes that its officers, directors and more than ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals.

Financial Code of Conduct

      The company has adopted a Financial Code of Conduct that applies to each director and employee of Salem (including without limitation the company’s Chief Executive Officer, Chief Financial Officer and Controller). This Financial Code of Conduct has been adopted by the board as a “code of ethics” that satisfies applicable SEC requirements and NASDAQ Rules. The Financial Code of Conduct is available on Salem’s Internet website (www.salem.cc) and a copy of the code may be obtained free of charge upon written request from the Secretary of the company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table sets forth all compensation paid by the company for 2005, 2004 and 2003 to the company’s Chief Executive Officer and the four highest paid executive officers of the company serving as of December 31, 2005 (the “Named Executive Officers”).

		Annual Compensation
				Other Annual	All Other
Name and Principal Positions	Year	Salary	Bonus	Compensation	Compensation

Edward G. Atsinger III	2005	$850,000	$501,750	$—	$54,869	(1)
President, Chief Executive	2004	775,000	257,558	—	45,910	(1)
Officer and Director	2003	700,000	—	—	44,016	(1)

Stuart W. Epperson	2005	700,000	167,250	—	48,629	(2)
Chairman of the Board	2004	650,000	185,442	—	39,633	(2)
	2003	600,000	—	—	37,739	(2)

Joe D. Davis	2005	343,750	120,000	59,805	4,725	(3)
Executive Vice President and Chief	2004	328,600	75,000	—	4,009	(3)
Operating Officer	2003	329,215	—	—	3,500	(3)

David A.R. Evans	2005	363,333	120,000	—	4,725	(3)
Executive Vice President - Business	2004	318,548	66,500	—	4,613	(3)
Development and Chief Financial Officer	2003	298,548	20,000	—	3,000	(3)

Robert C. Adair	2005	311,581	75,000	9,651	4,725	(3)
Senior Vice President, Operations	2004	313,748	60,000	—	4,613	(3)
	2003	308,700	—	—	3,100	(3)

(1)     Represents imputed income in connection with amounts paid by Salem for split-dollar life insurance covering the lives of Mr. Atsinger and his spouse, such policy owned by Salem as of December 31, 2005 (See Item 13 - “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS—Split-Dollar Life Insurance” for further information). For each year, such imputed income represents the interest-free use of the aggregate periodic contributions made by Salem towards premium payments under the split-dollar life insurance arrangements. Salem contributed approximately $67,000, $113,000 and $115,000 in 2003, 2004 and 2005, respectively, towards such premium payments.

(2)     Represents imputed income in connection with amounts paid by Salem for split-dollar life insurance covering the lives of Mr. Epperson and his spouse, such policy owned by Salem as of December 31, 2005 (See Item 13 - “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS—Split-Dollar Life Insurance” for further information). For each year, such imputed income represents the interest-free use of the aggregate periodic contributions made by Salem towards premium payments under the split-dollar life insurance arrangements. Salem contributed approximately $67,000, $113,000 and $115,000 in 2003, 2004 and 2005, respectively, towards such premium payments.

(3)      Represents employer matching contributions to individuals’ 401(k) accounts.

Stock Option Grants

      The following table sets forth information regarding grants of stock options under the Amended and Restated 1999 Stock Incentive Plan by the company during 2005 to Named Executive Officers.

Individual Grants
Potential Realizable
	Number of				Value of Assumed
	Shares of	Percent			Annual Rates
	Class A	of Total			of Stock Price
	Common	Options			Appreciation for
	Stock	Granted to			Option
	Underlying	Employees	Exercise		Term
	Options	in Fiscal	of Base	Expiration
	Granted (#)	Year	Price ($/SH)	Date	5%($)	10%($)
Edward G. Atsinger III	41,515 12,500 12,500 12,500 12,500	8.5% 2.6% 2.6% 2.6% 2.6%	$22.70 $16.75 $16.75 $16.75 $16.75	5/18/2010 5/18/2011 5/18/2012 5/18/2013 5/18/2014	260,365 71,208 58,237 99,937 115,434	575,339 161,546 198,638 239,439 284,320

Stuart W. Epperson	13,838 6,250 6,250 6,250 6,250	2.8% 1.3% 1.3% 1.3% 1.3%	$22.70 $16.75 $16.75 $16.75 $16.75	5/18/2010 5/18/2011 5/18/2012 5/18/2013 5/18/2014	86,786 35,604 42,618 49,984 57,717	191,775 80,773 99,319 119,719 142,160

Joe D. Davis	5,000 750 750 750 750 7,500 7,500 7,500 7,500	1.0% 0.2% 0.2% 0.2% 0.2% 1.5% 1.5% 1.5% 1.5%	$22.70 $16.75 $16.75 $16.75 $16.75 $19.37 $19.37 $19.37 $19.37	5/18/2010 5/18/2011 5/18/2012 5/18/2013 5/18/2014 11/9/2011 11/9/2012 11/9/2013 11/9/2014	31,358 4,272 5,114 5,998 6,926 49,407 59,142 69,362 80,094	69,293 9,693 11,918 14,366 17,059 112,089 137,825 166,135 197,276

David A.R. Evans	5,000 750 750 750 750 12,500 12,500 12,500 12,500 12,500 12,500 12,500 12,500	1.0% 0.2% 0.2% 0.2% 0.2% 2.6% 2.6% 2.6% 2.6% 2.6% 2.6% 2.6% 2.6%	$22.70 $16.75 $16.75 $16.75 $16.75 $19.02 $19.02 $19.02 $19.02 $19.02 $19.02 $19.02 $19.02	5/18/2010 5/18/2011 5/18/2012 5/18/2013 5/18/2014 9/1/2011 9/1/2012 9/1/2013 9/1/2014 9/1/2015 9/1/2016 9/1/2017 9/18/2018	31,358 4,272 5,114 5,998 6,926 80,858 96,788 113,515 131,078 149,520 168,883 189,215 210,563	69,293 9,693 11,918 14,366 17,059 183,439 225,557 271,888 322,852 378,912 440,578 508,411 583,027

Robert Adair	1,250 1,250 1,250 1,250	0.3% 0.3% 0.3% 0.3%	$16.75 $16.75 $16.75 $16.75	5/18/2011 5/18/2012 5/18/2013 5/18/2014	7,121 8,524 9,997 11,543	16,155 19,864 23,944 28,432

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

      David A.R. Evans entered into an employment agreement with Salem effective September 1, 2005, pursuant to which he will serve as Executive Vice President - Business Development and Chief Financial Officer of Salem. Effective as of September 1, 2005, his annual salary increased to $430,000. Effective as of September 1, 2006 his annual salary will increase to $450,000. Effective as of September 1, 2007 his annual salary will increase to $475,000. His employment agreement expires on August 31, 2008.

401(k) Plan

      The company adopted a 401(k) savings plan in 1993 for the purpose of providing, at the option of the employee, retirement benefits to full-time employees of the company and its subsidiaries. Participants are allowed to make nonforfeitable contributions to the savings plan of up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The company currently matches 50% on the first 3% of the amounts contributed by each participant and 25% of the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. Prior to January 1, 2003, the company matched 25% of the amounts contributed by each participant but did not match participants’ contributions in excess of 6% of their compensation per pay period. The company made contributions of $1.2 million to the 401(k) savings plan during 2005.

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

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

  AUDIT COMMITTEE REPORT

This Audit Committee Report shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission (“SEC”), nor shall any information in this report be incorporated by reference by any general statement into any past or future filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that Salem Communications Corporation and its subsidiaries (the “Corporation”) specifically incorporates this information by reference into such filing, and shall not otherwise be deemed filed under such Acts.

The purpose of the Audit Committee (the “Committee”) is to oversee, on behalf of the entire board of directors of the Corporation (the “Board”): (a) the accounting and financial reporting processes of the Corporation, (b) the audits of the Corporation’s financial statements, (c) the qualifications of the public accounting firm engaged as the Corporation’s independent auditor to prepare or issue an audit report on the financial statements of the Corporation, and (d) the performance of the Corporation’s internal and independent auditors.

The Committee has adopted, and annually reviews, a charter outlining the practices it follows.  The charter complies with all current regulatory requirements, including requirements pertaining to the NASD listing standards definitions, provisions and applicable exceptions concerning the independence of audit committee members.

In 2005, the Committee held six meetings, four of which were regularly scheduled and two of which were held telephonically.  The Committee’s meeting agendas are established by the Committee chairman based upon the Committee’s charter and an annual meeting planner approved by the entire Committee.  At each of these meetings, the Committee met with the senior members of the Corporation’s financial management team and General Counsel.  Additionally, the Corporation’s internal auditor and independent auditors met with the full Committee at two of the six meetings and the full Committee met in executive session with the Corporation’s internal auditors at one meeting.  Prior to each regularly scheduled meeting, the Chairman of the Committee also met privately with the Corporation’s independent auditors and, separately, with the Corporation’s internal auditor, at which times candid discussions of financial management, accounting and internal control issues took place.

The Committee appointed Ernst & Young LLP as the Corporation’s independent auditors for the year ended December 31, 2006, and reviewed with the Corporation’s financial managers, the independent auditors, and the Corporation’s internal auditor, overall audit scopes and plans, the results of internal and external controls and the quality of the Corporation’s financial reporting.  Although the Committee has the sole authority to appoint the independent auditor, the Committee will continue its established practice of recommending that the Board ask the Corporation’s stockholders, at their annual meeting, to approve the Committee’s selection of the independent auditors.

The Corporation’s management is primarily responsible for the preparation, presentation, and integrity of the Corporation’s financial statements, accounting and financial reporting principles, internal controls, and procedures designed to ensure compliance with accounting standards, applicable laws, and regulations.  As the Corporation’s independent auditors, Ernst & Young LLP is responsible for performing an independent audit of the Corporation’s consolidated financial statements in accordance with generally accepted accounting standards and for expressing an opinion on the conformity of the audited financial statements to accounting principles generally accepted in the United States of America.

The Committee has reviewed and discussed with management the Corporation’s audited financial statements as of and for the year ended December 31, 2005.  The Committee has also discussed with the independent auditors the matters required to be discussed by: (a) the Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (regarding “Communications with Audit Committees”), and as further amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants, and (b) Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 2-07.

The Committee has received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”), as amended, by the Independence Standards Board, and the Committee has discussed with the independent auditors that firm’s independence from the Corporation and its management.  The Committee has also considered whether the independent auditors’ provision of non-audit services to the Corporation is compatible with the auditor’s independence.

Based on the Committee’s reviews and discussions referred to above, the Committee recommended to the Board that the audited consolidated financial statements referred to above be included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, to be filed with the SEC.

The Audit Committee is currently comprised of Eric H. Halvorson, Chairman, Richard A. Riddle and Dennis Weinberg.

AUDIT COMMITTEE

Eric H. Halvorson, Chairman

Richard A. Riddle

Dennis M. Weinberg

March 14, 2006

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

      The following is the Compensation Committee report addressing the compensation of the company’s executive officers and other key employees for the 2005 fiscal year.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

This Compensation Committee Report shall not be deemed soliciting material or to be filed with the SEC, nor shall any information in this report be incorporated by reference by any general statement into any past or future filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Corporation specifically incorporates this information by reference into such filing, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee (the "Committee") of the Board of Directors of Salem Communications Corporation (the "Corporation") is currently comprised of Roland S. Hinz, David Davenport and Richard A. Riddle, each an independent director. The Committee is responsible for establishing the Corporation's compensation programs for its executive officers and key employees, and administering the Corporation's stock option incentive plan. For executive officers and key employees, the Committee evaluates performance and determines compensation policies and levels.

Compensation Philosophy and Policy

The compensation philosophy of the Committee is to motivate the Corporation's executive officers and key management employees to attain financial, operational and strategic objectives through a competitive compensation program while also aligning the financial goals of such executives and management with those of the Corporation's stockholders. In administering the program, the Committee assesses the performance of the Corporation's business and employees relative to those objectives. The Committee also considers the performance of the Corporation's business as compared to the performance of its competitors. To ensure that pay is competitive, the Committee regularly compares its pay practices with those of the Corporation's competitors and sets pay parameters based on this review.

The Committee's compensation program generally provides incentives to achieve both annual and longer-term objectives. The principal elements of the compensation plan include base salary, cash incentive bonus awards and stock awards in the form of grants of stock options and restricted common stock. These elements generally are blended in order to implement the Committee's compensation philosophy.

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

Base Salary

Base salaries of executive and key management employees are determined in respect of comparable salaries by other employers in the radio broadcasting and similar industries.  The salaries of all executive officers and key management employees except the Chairman and Chief Executive Officer (CEO) are determined through mutual negotiations between the executive and the CEO, with the approval of the Committee, and are based on both past performance and expected future performance.

In setting base salaries for executive officers and key management employees, the Committee also considers the experience of the individual, the scope and complexity of the position, the Corporation's size and growth rate and the compensation paid by the Corporation's competitors. Due to the increasingly competitive nature of the radio industry, compensation amounts paid by the Corporation's competitors are expected to continue to grow in importance as the Committee assesses its future compensation structure to ensure the Corporation's ability to continue to attract and retain highly qualified executives.

Cash Incentive Bonuses

All of the Corporation's executive officers are eligible to receive bonuses that are determined after a review of Corporation performance. In 2005, Edward G. Atsinger III, CEO, and each of the Corporation’s four highest paid executive officers serving as of December 31, 2005 (including Stuart W. Epperson, Chairman) (the “Named Executive Officers”), received discretionary bonuses determined by the Committee as described in the “Summary Compensation Table” section of this Form 10-K.

Stock Awards

To promote the Corporation's long-term objectives and to more closely align the interests of key members of Salem’s management to that of our stockholders, stock awards are periodically made by the Committee.  These stock awards are granted to employees of the Corporation and employees of subsidiaries of the Corporation (including employees who are officers or directors), non-employee directors of the Corporation and certain advisors and consultants who are in a position to make a significant contribution to the Corporation's long-term success. The stock awards are made pursuant to Salem’s 1999 Stock Incentive Plan, which permits the award of incentive stock options, nonqualified stock options and restricted stock awards. The Committee has the authority to determine the individuals that shall be given awards and the terms of such awards.

 In 2005, the Corporation granted to the Named Executive Officers options for the purchase of Class A common stock as compensation for management’s performance during 2004 as more specifically described in the section of this Form 10-K entitled “Stock Option Grants.”  With the exception of those certain stock options that vested immediately upon grant as specifically described in the “Stock Option Grants” section of this Form 10-K, the majority of all remaining stock options granted to executive officers and key employees during 2005 vest over several years.  This deferred vesting is designed to increase stockholder value over a longer term because the full benefit of an executive’s compensation cannot be realized unless a stock price appreciation occurs over a number of years.  All stock options granted during 2005 have an exercise price equal to or exceeding the fair market price of the Class A common stock on the date of the grant.

In 2005, the Corporation also granted to several of its directors one thousand (1,000) shares of restricted Class A common stock as compensation for their services as more specifically described in the section of this report on Form 10-K entitled “Restricted Stock Grants.”

Chairman’s and Chief Executive Officer’s Compensation

In 2004, the Committee approved Employment Agreements with Stuart W. Epperson, Chairman of the Board, and Edward G. Atsinger III, CEO, following the principles set forth above.  These Employment Agreements commenced on July 1, 2004, replacing existing agreements that expired on June 30, 2004.  The new agreements are scheduled to expire on June 30, 2007.

The Committee considered a number of specific factors in determining Mr. Epperson’s and Mr. Atsinger’s total compensation for 2005, including without limitation: (a) the key role played by both of them in achieving favorable financial results for the Corporation in an uncertain economic environment, and (b) comparable compensation packages and employment agreements within the Corporation’s peer group.

Base Salary

Mr. Epperson’s base salary for the period of January 1, 2005, through December 31, 2005, was paid at the rate of $700,000 annually.  Mr. Atsinger’s base salary for the period of January 1, 2005, through December 31, 2005, was paid at the rate of $850,000 annually.

Cash Incentive Bonus

On March 9, 2005, Mr. Atsinger was awarded an incentive cash bonus of $501,750 and Mr. Epperson was awarded an incentive cash bonus of $167,250.  These bonuses, while paid in 2005, rewarded the performance of the CEO and Chairman in assisting the Corporation to achieve favorable financial results in 2004.

Stock Awards

The Committee also granted stock options to Mssrs. Epperson and Atsinger in 2005.  Mr. Epperson was granted a total of 38,838 options as follows:  (a) 13,838 immediately vested options conditionally granted on March 9, 2005, subject to stockholder approval of an amendment to the Corporation’s 1999 Stock Incentive Plan, as amended, which approval was granted by the Corporation’s stockholders on May 18, 2005, and (b) 25,000 additional options in May 2005, of which 6,250 were immediately vested with the remaining 18,750 to vest in equal installments in May 2006, May 2007 and May 2008, respectively.  Mr. Atsinger was granted a total of 91,515 options as follows:  (a) 41,515 immediately vested options conditionally granted on March 9, 2005, subject to stockholder approval of an amendment to the Corporation’s 1999 Stock Incentive Plan, as amended, which approval was granted by the Corporation’s stockholders on May 18, 2005, and (b) 50,000 additional options in May 2005, of which 12,500 were immediately vested and the remaining 37,500 to vest in equal installments in May 2006, May 2007 and May 2008, respectively.  All stock options granted in 2005 to Mr. Epperson and Mr. Atsinger have an exercise price equal to or exceeding the fair market price of the Corporation’s Class A common stock on the date of the grant.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), imposes limitations upon the federal income tax deductibility of compensation paid to the Corporation's chief executive officer and to each of the Corporation's other four most highly compensated executive officers. Under these limitations, the Corporation may deduct such compensation only to the extent that during any year the compensation paid to any such officer does not exceed $1,000,000 or meets certain specified conditions (such as certain performance-based compensation that has been approved by the Corporation's stockholders). Based on the Corporation's current compensation plans and policies and proposed regulations interpreting the Internal Revenue Code, the Committee believes that, for the near future, there is not a significant risk that the Corporation will lose any significant tax deduction for executive compensation. The Corporation's compensation plans and policies may be modified if the Committee determines that such an action is in the best interests of the Corporation's stockholders.

Conclusion

Through the plans described above, a significant portion of the Corporation's compensation programs (including the compensation of Edward G. Atsinger, III and Stuart W. Epperson) are contingent on the Corporation's performance, and realization of benefits is closely linked to increases in long-term stockholder value. The Committee remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives may result in highly variable compensation for a particular time period.

COMPENSATION COMMITTEE

Roland S. Hinz (Chairman)

David Davenport

Richard A. Riddle

March 15, 2006

Stock Price Performance Graph

      The graph below compares the cumulative total stockholder return of the company’s Class A common stock with the cumulative total return of the NASDAQ - NMS equity index and the Bloomberg Broadcast and Cable Radio Index for a five year period commencing December 31, 2000 and ending December 31, 2005. The company’s Class B common stock is not publicly traded and is not registered. The graph assumes that the value of an investment in the Company’s Class A common stock and each index was $100 on December 31, 2000 and that any dividends were reinvested. No cash dividends have been declared on the company’s Class A common stock since the company’s initial public offering. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information regarding the beneficial ownership of the company’s Class A and Class B common stock as of March 10, 2006 by (i) each person believed by the company to be the beneficial owner of more than 5% of either class of the outstanding Class A or Class B common stock, (ii) each director, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group.

	Class A			Class B			Votes of
	Common Stock			Common Stock			All Classes
							of Common
Name and Address(1)	Number		% Vote(2)	Number		% Vote(2)	Stock(2)

Stuart W. Epperson	4,150,536	(3)	21.66%	2,776,848	(4)	50.00%	42.73%
Nancy A. Epperson	2,834,656	(3)	14.98%	2,776,848	(4)	50.00%	41.10%
Edward G. Atsinger III	4,300,761	(5)	22.32%	2,776,848	(5)	50.00%	42.87%
Edward C. Atsinger	1,093,078	(6)	5.78%	—		*	1.47%
Robert C. Adair	3,650	(7)	*	—		*	*
David Davenport	9,500	(8)	*	—		*	*
Joe D. Davis	33,275	(9)	*	—		*	*
David A.R. Evans	90,734	(10)	*	—		*	*
Eric H. Halvorson	14,500	(11)	*	—		*	*
Roland S. Hinz	85,227	(12)	*	—		*	*
Dennis M. Weinberg	—		*	—		*	*
Paul Pressler	9,500	(13)	*	—		*	*
Richard A. Riddle	70,867	(14)	*	—		*	*
FMR Corp.	2,757,256	(15)	14.57%	—		*	3.70%
82 Devonshire Street
Boston, MA 02109
Columbia Wanger Asset Management, L.P.	3,366,700	(16)	17.80%	—		*	4.52%
227 West Monroe St., Suite 3000
Chicago, IL 60606
All directors and executive officers as a group (14 persons)	8,823,995		44.69%	5,553,696		100.00%	85.50%

*     Less than 1%.

(1)

 Except as otherwise indicated, the address for each person is c/o Salem Communications Corporation, 4880 Santa Rosa Road, Camarillo, California 93012. Calculated pursuant to Rule 13d-3(d) under the Exchange Act, shares of Class A common stock not outstanding that are subject to options exercisable by the holder thereof within 60 days of March 10, 2006 are deemed outstanding for the purposes of calculating the number and percentage ownership by such stockholder, but not deemed outstanding for the purpose of calculating the percentage owned by each other stockholder listed. Unless otherwise noted, all shares listed as beneficially owned by a stockholder are actually outstanding.

(2)

 Percentage voting power is based upon 18,919,832 shares of Class A common stock and 5,553,696 shares of Class B common stock all of which were outstanding as of March 10, 2006, and the general voting power of one vote for each share of Class A common stock and ten votes for each share of Class B common stock.

(3)

 Includes shares of Class A common stock held by a trust of which Mr. Epperson is trustee and shares held directly by Mr. Epperson. As husband and wife, Mr. and Mrs. Epperson are each deemed to be the beneficial owner of shares held by the other and, therefore their combined beneficial ownership is shown in the table. Includes 242,230 shares of Class A common stock subject to options that are exercisable within 60 days.

(4)	Includes shares of Class B common stock held by a trust of which Mr. and Mrs. Epperson are trustees.

(5)

 These shares of Class A and Class B common stock are held by trusts of which Mr. Atsinger is trustee. Includes 348,031 shares of Class A common stock subject to options that are exercisable within 60 days.

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

(7)	Includes 3,250 shares of Class A common stock subject to options that are exercisable within 60 days.

(8)	Includes 8,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(9)	Includes 29,775 shares of Class A common stock subject to options that are exercisable within 60 days.

(10)

 Includes 2,450 shares of Class A common stock held by a trust for which Mr. Evans is trustee, 600 shares held in custody his minor daughter and 2,750 shares held by Mr. Evan’s spouse as a joint tenant with Mr. Evans’ father-in-law. Mr. Evans disclaims beneficial ownership of all of the 2,750 shares of Class A common stock beneficially owned by his father-in-law. Includes 84,934 shares of Class A common stock subject to options that are exercisable within 60 days.

(11)

 These shares of Class A common stock are held by trusts for which Mr. Halvorson and his wife are trustees. Includes 11,000 shares of Class A common stock subject to options that are exercisable within 60 days.

(12)

 Includes 1,411 shares held by Mr. Hinz’s wife and 444 shares held by Mr. Hinz’s son. Mr. Hinz disclaims beneficial ownership of shares of Class A common stock held by his wife and his son. Includes 16,200 shares of Class A common stock subject to options that are exercisable within 60 days.

(13)	Includes 8,500 shares of Class A common stock subject to options that are exercisable within 60 days.

(14)	Includes 44,778 shares of Class A common stock held by a trust for which Mr. Riddle is trustee. Includes 16,200 shares of Class A common stock subject to options that are exercisable within 60 days.

(15)

 This information is based on a Schedule 13G/A filed by FMR Corp. (“FMRC”), Edward C. Johnson 3d (“ECJ”), Abigail P. Johnson (“APJ” and, together with ECJ and FMRC, “FMR”), with the SEC on February 14, 2006. FMR reported that as of such date it was the beneficial owner of 2,757,256 shares of our issued and outstanding Class A common stock. FMR reported that it has sole voting power with respect to 358,808 shares and sole dispositive power with respect to 2,757,256 shares.

(16)

 This information is based on the Schedule 13G/A filed by Columbia Wanger Asset Management, L.P. (“CWAM”), WAM Acquisition GP, Inc. (“WAM GP”), and Columbia Acorn Trust (“Acorn” and, together with CWAM and WAM GP, “Columbia”), with the SEC on February 14, 2006. Columbia reported that it has shared voting and shared dispositive power with respect to 3,366,700 shares.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information as of December 31, 2005 with respect to shares of our Class A common stock that may be issued under the Amended and Restated 1999 Stock Incentive Plan, our only existing equity compensation plan. The Amended and Restated 1999 Stock Incentive Plan was adopted by our board of directors and approved by our stockholders on May 25, 1999. On March 20, 2003, the board of directors approved an amendment to the Amended and Restated 1999 Stock Incentive Plan to reserve an additional 600,000 shares of the company’s Class A common stock for issuance under the plan. The amendment was approved by a vote of the stockholders at the company’s annual meeting of stockholders held on June 11, 2003. On November 10, 2004 the company’s stockholders approved an amendment to the Amended and Restated 1999 Stock Option Plan to reserve an additional 1,500,000 shares of the company’s Class A common stock for issuance under the plan. The amendment was approved by a vote of the stockholders at the company’s annual meeting of stockholders held on May 18, 2005.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,924,269	$ 23.82	992,131

Equity compensation plans not approved by security holders	—	—	—

Total	1,924,269	$ 23.82	992,131

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Leases With Principal Stockholders

      As of March 2006, the company leases the studios and tower and antenna sites described in the table below from Messrs. Atsinger and Epperson or trusts or partnerships created for the benefit of Messrs. Atsinger and Epperson and their families. All such leases have cost of living adjustments. Based upon management’s assessment and analysis of local market conditions for comparable properties, the company believes that such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

			Current
			Annual	Expiration
Market	Station Call Letters	Facilities Leased	Rental	Date(1)

Leases with both Messrs. Atsinger and Epperson:
Los Angeles, CA	KTIE-AM	Office/Studios	$ 25,896	2021
San Francisco, CA	KFAX-AM	Antenna/Tower	172,584	2013
Philadelphia, PA	WFIL-AM/WNTP-AM	Antenna/Tower/Studios	132,816	2014
Houston-Galveston, TX	KNTH-AM/	Antenna/Tower	38,136	2015
	KTEK-AM	Antenna/Tower	19,908	2018
Seattle-Tacoma, WA	KGNW-AM	Antenna/Tower	43,176	2012
	KLFE-AM	Antenna/Tower	31,380	2014
Minneapolis-St. Paul, MN	KKMS-AM/KYCR-AM	Antenna/Tower/Studios	160,068	2016
Pittsburgh, PA	WORD-FM	Antenna/Tower	32,172	2013
Denver-Boulder, CO	KRKS-AM	Antenna/Tower	67,812	2009
	KNUS-AM	Antenna/Tower	22,284	2016
Portland, OR	KPDQ-AM	Antenna/Tower	16,608	2012
Sacramento, CA	KFIA-AM	Antenna/Tower	99,576	2016
San Antonio, TX	KSLR-AM Day site	Antenna/Tower	39,276	2017
	KSLR-AM Night site	Antenna/Tower	11,484	2009
Phoenix, AZ	KPXQ-AM	Antenna/Tower	46,177	2010
Orlando, FL	WTLN-AM	Tower/Transmitter	80,000	2045

			$1,039,353

Lease with Mr. Atsinger:
San Diego, CA	KPRZ-AM	Antenna/Tower	$129,421	2028

			$1,168,774

(1)      The expiration date reported for certain facilities represents the expiration date assuming exercise of all lease term extensions at Salem’s option.

      Rental expense paid by the company to Messrs. Atsinger and Epperson or trusts or partnerships created for the benefit of their families for 2005 amounted to approximately $1.0 million. Rental expense paid by the company to Mr. Atsinger or trusts created for the benefit of his family for 2005 amounted to approximately $0.1 million.

Radio Stations Owned by the Eppersons

      Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, currently serves as an officer, director and stockholder of several radio broadcasting entities as follows:

•

Secretary, Treasurer, and a director of Truth Broadcasting Corporation, licensee of WLVA-AM, Lynchburg, Virginia, WDRV-AM, Wake Forest, North Carolina, WTRU-AM, Kernersville, North Carolina, WKEW-AM, Greensboro, North Carolina, WPOL-AM, Winston-Salem, North Carolina, WZRH-AM, Dallas, North Carolina, and broker of airtime on WGMA-AM, Spindale, North Carolina.

•

President, a director and 100% stockholder of Chesapeake-Portsmouth Broadcasting Corporation, licensee of WTJZ-AM, Newport News, Virginia, WLES-AM, Lawrenceville, Virginia, WPMH-AM, Claremont, Virginia, and broker of airtime on WRJR-AM, Portsmouth, Virginia.  Chesapeake-Portsmouth Broadcasting Corporation is also a 50% member of Northeast Florida Radio LLC, permittee of 20010817AAf-AM, Nassau Village-Ratliff, Florida.

•

President and a director of Delmarva Educational Association, licensee of noncommercial radio station WAZP-FM, Cape Charles, Virginia and permittee of noncommercial radio station WWIP-FM, Cheriton, Virginia, and

•

President and a director of New Covenant Educational Ministries, Inc., licensee of noncommercial radio station WCRJ-FM, Jacksonville, Florida (and FM translator W279AG), and noncommercial station WAYL-FM, St. Augustine, Florida (and FM translators W232AY, Jacksonville, Florida and W262AG, Orange Park, Florida).

These Virginia and North Carolina markets are not currently served by stations owned and operated by the Company. Acquisitions in such markets are not part of the Company’s current business and acquisition strategies. The stations in the Florida markets are non-commercial stations and translators.  Under his employment agreement, Mr. Epperson is required to offer the Company a right of first refusal of opportunities related to the Company’s business.

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

Truth For Life - Mr. Hinz and Mr. Weinberg

      Mr. Hinz and Mr. Weinberg are members of the board of directors of Truth For Life, a non-profit organization that is a substantial customer of Salem. During 2005, the Company was paid approximately $1.6 million by Truth For Life for airtime.

Split-Dollar Life Insurance

      In 1997, the company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer. The premiums were $134,000, $219,000 and $230,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The amounts paid by the company, which will be repaid by the beneficiaries of the insurance policies, have been reserved completely. On December 31, 2003, the Chairman and Chief Executive Officer transferred ownership of these insurance policies to the company with the company retaining the right to recover all amounts paid by the company under said policies and the Chairman and Chief Executive Officer designating beneficiaries for the remainder of the policy proceeds.

Transportation Services Supplied by Atsinger Aviation

      From time to time, the Company rents aircraft from a company which is owned by one of the principal stockholders. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at what the Company believes are favorable rates and uses them for general corporate needs. Total rental expense for these aircraft for 2003, 2004 and 2005 amounted to approximately $277,000, $297,000 and $226,000, respectively.

Americans of Faith and Mr. Atsinger

     Edward G. Atsinger III is the co-chair of the board of directors of Americans of Faith, a non-profit organization.  The company made charitable contributions to Americans of Faith of $45,000 and $30,000 in the years ended December 31, 2004 and 2005, respectively.

Employment of Edward C. Atsinger

      Edward C. Atsinger, son of Edward G. Atsinger, III and beneficial owner of approximately 5.78% of our Class A common stock, was employed in the capacity of Producer until June 2, 2005. In 2005, he was paid $29,000 for his services.

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

      2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2003, 2004 and 2005 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance	Charged to
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2003 Allowance for Doubtful Accounts	$7,803	$6,136	$(4,516)	$9,423
Year Ended December 31, 2004 Allowance for Doubtful Accounts	9,423	3,821	(5,135)	8,109
Year Ended December 31, 2005 Allowance for Doubtful Accounts	8,109	2,793	(3,687)	7,215

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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
4.05

Supplemental Indenture No.1, dated as of March 31, 1999, to the Indenture, dated as of September 25, 1997, by and among Salem Communications Corporation, a California corporation, Salem Communications Corporation, a Delaware corporation, The Bank of New York, as Trustee, and the Guarantors named therein. (4)

4.06

Supplemental Indenture No. 2, dated as of August 24, 2000, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to previously filed exhibit 4.11). (2)

4.07

Supplemental Indenture No. 3, dated as of March 9, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (5)

4.08

Supplemental Indenture No. 4, dated as of June 25, 2001, by and among Salem Communications Holding Corporation, a Delaware corporation, the guarantors named therein and The Bank of New York, as Trustee. (6)

4.09

Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (18)

4.10

Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent. (6)

4.11

Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (19)

4.12

Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto. (20)

4.15

Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011. (6)

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

10.04	Employment Agreement, dated September 16, 2003, between Salem Communications Holding Corporation and David A.R. Evans. (18)
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans. (21)
10.04.02	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis (22)
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016. (3)
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008. (3)
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013. (3)
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012. (3)

10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014. (3)
10.05.11.01

Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004. (3)

10.05.11.02

Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014. (3)

10.05.12	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2028. (3)
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas). (13)
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016. (3)
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado). (13)
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2012. (3)
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013. (3)
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017. (3)
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015. (3)
10.05.21

Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest toVista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016. (3)

10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008. (14)
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018. (14)

10.05.24	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.
10.05.25	Antenna/tower lease between Pennsylvania Media Associates Inc. (WLTN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.
10.06	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH). (15)
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B). (19)
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.(25)
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan. (23)
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005. (24)
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)
21.01	Subsidiaries of Salem Communications Corporation.
23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 1999.
(2)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 8, 2000.
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

(5)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2001.
(6)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2001.
(7)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001.
(8)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002.
(9)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002.
(10)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2001.
(11)	Incorporated by reference to the exhibit of the same number, unless otherwise noted of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003.
(12)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001.
(13)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000.
(14)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1999.
(15)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002.
(16)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002.
(17)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2003.
(18)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2003.
(19)	Incorporated by reference to Appendix B to Salem’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2003.
(20)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2005.
(21)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 27, 2005.
(22)_	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on May 25, 2005.
(23)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2005.
(24)	Incorporated by reference from Appendix A to Schedule 14A filed with the Securities and Exchange Commission on April 18, 2005.
(25)	Incorporated by reference to the exhibit of the same number, unless otherwise noted, to Salem’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

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

SALEM COMMUNICATIONS CORPORATION
March 28, 2006
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
March 28, 2006
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President - Business Development and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	President and Chief Executive Officer
	(Principal Executive Officer)	March 28, 2006
Edward G. Atsinger III

/s/ DAVID A.R. EVANS	Executive Vice President - Business Development and Chief Financial Officer
	(Principal Financial Officer)	March 28, 2006
David A.R. Evans

/s/ EVAN D. MASYR	Vice President - Accounting and Finance
	(Principal Accounting Officer)	March 28, 2006
Evan D. Masyr

/s/ STUART W. EPPERSON	Chairman
March 28, 2006
Stuart W. Epperson

/s/ DAVID DAVENPORT	Director
March 28, 2006
David Davenport

/s/ ERIC H. HALVORSON	Director
March 28, 2006
Eric H. Halvorson

/s/ ROLAND S. HINZ	Director
March 28, 2006
Roland S. Hinz

/s/ PAUL PRESSLER	Director
March 28, 2006
Paul Pressler

/s/ RICHARD A. RIDDLE	Director
March 28, 2006
Richard A. Riddle

/s/ DENNIS M. WEINBERG	Director
March 28, 2006
Dennis M. Weinberg

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.05.24	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.
10.05.25	Antenna/tower lease between Pennsylvania Media Associates Inc. (WLTN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.
21.01	Subsidiaries of Salem Communications Corporation
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 10.05.24

LEASE AGREEMENT

THIS LEASE AGREEMENT (“Lease”) is made effective this 13th day of January, 2006 ("Date of Execution"), by and between THOMAS H. MOFFIT, JR. (“Landlord”) and SALEM RADIO PROPERTIES, INC., a Delaware corporation  (“Tenant”).

R E C I T A L S:

WHEREAS, Landlord is the owner of land improved by a building currently containing the studio facilities for WTLN(AM) and WHIM(AM), having an address of 1188 Lake View Drive, Altamonte Springs, Florida ("collectively the Premises”);

WHEREAS, Tenant desires to rent the Premises upon the terms and conditions contained in this Lease, and Landlord desires to rent the Premises to Tenant upon the terms and conditions contained in this Lease;

WHEREAS, Tenant is in occupancy of the Premises pursuant to that certain Local Programming and Marketing Agreement (the “LMA”), dated as of October 1, 2005 entered into by and between Landlord and Tenant;

WHEREAS, the parties have also entered into that certain Asset Purchase Agreement dated as of October 1, 2005 ("APA") which provides for the closing of the sale of the assets of the radio stations being operated from the Premises;

WHEREAS, the LMA will terminated as of the date of closing under the APA and Tenant will have no right of occupancy of the Premises without the full execution and delivery of this Lease;

WHEREAS, Landlord and Tenant are negotiating, or have entered into, a Real Estate Purchase Agreement ("REPA"), pursuant to which Tenant or its permitted assignees/designees under the REPA may, under certain conditions, purchase the Premises from Landlord; and

WHEREAS, the parties are executing this Lease in order to confirm the terms and conditions of Tenant’s occupancy of the Premises after the closing of the sale under the APA but prior to, or in the absence of, Tenant's purchase of the Premises.

W I T N E S S E T H:

In consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, Landlord hereby agrees to permit Tenant to occupy the Premises upon the following terms and conditions:

1.

Term, Expiration Date, and Use.  Tenant may occupy the Premises for a term (“Term”) commencing on the Date of Execution (the “Commencement Date”) and continuing until the earlier of (x) the date that Tenant or its permitted assignee/designee under the REPA shall purchase the Premises or (y) sixty (60) days after the Date of Execution ("Expiration Date"), subject to the provisions of the next paragraph.  Tenant may use the Premises for radio studio purposes only.  For purposes of paragraph 4 a.  only the Expiration Date stated in this paragraph shall also be known as the "Original Expiration Date".

Notwithstanding anything contained in this Lease to the contrary, if (a) the parties have not or do not execute the REPA prior to the Expiration Date; and/or (b) the closing under that REPA does not occur prior to the Expiration Date, this Lease shall automatically be extended for a term expiring sixty (60) full calendar months after the Commencement Date ("Alternative Expiration Date").   In the event that (a) and/or (b) occurs the Alternative Expiration Date shall become the Expiration Date.

Tenant shall not knowingly do or permit anything to be done in the Premises, or bring or keep anything therein which will, in any way, increase the rate of fire or other insurance maintained on the Premises by Landlord, or invalidate or conflict with the fire insurance policies on the Premises.  Tenant agrees to obtain all building, zoning and occupancy approvals necessary for its use and any work performed at the Premises, at its expense.

2.

Vacating the Premises.  If Tenant does not purchase the Premises, Tenant agrees to vacate the Premises, leaving it in broom clean and good condition, on or before the Expiration Date.

Tenant acknowledges and agrees that if Tenant does not purchase the Premises under no circumstances may it holdover or continue to occupy the Premises after the Expiration Date without written consent of Landlord.  In the event of Tenant’s failure to timely vacate, Tenant shall be liable for all of Landlord’s actual and consequential damages.  Time is of the essence.

3.

Acceptance of Premises, Maintenance and Repair and Mechanic's Liens.  Tenant accepts delivery of the Premises in its “AS-IS WITH ALL FAULTS” condition.  Landlord shall have no responsibility for preparing the Premises in any manner for Tenant’s occupancy thereof.  Landlord shall maintain the structural portion of the Premises, the roof, floor slab structure and all structural elements of the Premises in good condition and repair, in accordance with all applicable laws, subject to reimbursement as provided below.  Tenant shall maintain all portions of other portions of the Premises, interior and exterior, in good condition and repair, in accordance with all applicable laws, nonstructural, capital or non-capital, including, but not limited to all work necessary to maintain all mechanical and utility systems in good condition and repair in accordance with good engineering practice.

 Tenant shall not permit any mechanic’s liens to be filed against the Premises as a result of any work, labor, services or material supplied or claimed to have been supplied to Tenant

4.

Rent, Late Charges and Interest.  As rent for the Premises, Tenant agrees to pay to Landlord, without deduction, set off, abatement, demand or counterclaim,

a.  As minimum rent, annual base rent in the amount of Three Thousand Two Hundred Fifty and 00/100 Dollars ($3,250.00) per month, payable on or before the first day of each month of the Term.  If the Term is automatically extended beyond the Original Expiration Date as provided in Section 1, Tenant shall pay annual base rent in the amount of Six Thousand and 00/100 Dollars ($6,000.00) per month, payable on or before the first day of each month of the Term between the Original Expiration Date and the Alternative Expiration Date.

b.  For taxes, Tenant shall reimburse Landlord for all real property taxes, fees and assessments, imposed on or by reason of the ownership of the Premises ("Taxes"), within thirty (30) days after Landlord's request for reimbursement which shall be accompanied by a copy of the tax bill received by Landlord showing such sums.  Landlord   agrees to pay all Taxes on or before the date that the same are due.  Tenant shall pay all personal property taxes (if any) on the Premises or any furnishings or equipment on the Premises or used in connection with the Premises during the Term.

c.  For insurance, Tenant shall reimburse Landlord for all sums payable by

Landlord for its insurance on the Premises, within thirty (30) days after Landlord's   request for reimbursement which shall be accompanied by a copy of the insurance bill   received by Landlord showing such sums.  Landlord agrees to maintain insurance on the   Premises in commercially reasonable coverages and amounts.

d.  For repair and maintenance, Tenant shall reimburse Landlord for all sums paid by Landlord for all commercially reasonable repair and maintenance, within thirty (30) days after Landlord's request for reimbursement which shall be accompanied by a statement of the expenses incurred by Landlord showing such sums.

e.  For all utilities at the Premises, if not in the name of  Tenant (for which Tenant shall be directly responsible), Tenant shall reimburse Landlord for all sums paid by Landlord for utilities at the Premises, within thirty (30) days after Landlord's request for reimbursement which shall be accompanied by a copy of the utility bills received by Landlord showing such sums.

If Tenant fails to pay, when due and payable, the rent payable hereunder or any fees or other amounts or charges of any kind or character pursuant to this Lease, such unpaid amounts shall be subject to a late charge of five percent (5%) of the total amount due; in addition, such unpaid amounts shall bear interest at the rate of fifteen percent (15%) per annum from the date due to the date of payment, provided that in no event shall such interest exceed the maximum allowed by law.  All fees and other amounts and charges due under this Lease shall be made payable to Landlord and sent to Landlord at the following address:  Thomas H. Moffit, Jr., 2493 Rivertree Circle, Sanford, Florida 32771.  Such fees and amounts shall be deemed paid when received by Landlord.  The obligations for payment hereunder shall survive the expiration or earlier termination of the Term.

5.

Utilities.  Tenant also agrees to pay for all utility services provided to the Premises, and in that regard, Landlord agrees to put all utilities in the name of Tenant so that payment can be made promptly by Tenant on or before the date that the same is due.  In no event shall Landlord be responsible for any failure or interruption in utility services or for any damage directly or indirectly caused thereby.

6.

Hazardous Materials.  Tenant shall not generate, use, store or dispose of any Hazardous Materials (as hereinafter defined) in or about the Premises.  Hazardous Materials shall mean (a) ”hazardous wastes,” as defined by the Resource conservation and Recovery Act of 1976, as amended from time to time, (b) ”hazardous substances,” as defined by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time, (c) ”toxic substances,” as defined by the Toxic Substances Control Act, as amended from time to time, (d) ”hazardous materials,” as defined by the Hazardous Materials Transportation Act, as amended from time to time, (e) oil or other petroleum products, and (f) any substance whose presence could be detrimental to the Premises or hazardous to health or the environment. Tenant shall indemnify and hold Landlord harmless from any and all claims, damages, fines, judgments, penalties, costs, liabilities or losses arising during or after the Term and arising from Tenant’s breach of this paragraph.  The indemnification obligation of Tenant pursuant to this paragraph shall survive termination or expiration of this Lease.  Notwithstanding the foregoing, Tenant shall be permitted to store commercially reasonable quantities of ordinary household cleaning supplies on the Premises so long as the storage and use of such cleaning supplies otherwise complies with the law.

7.

Waiver of Claims.  Tenant agrees that all personal property placed in the Premises by Tenant shall be and remain at Tenant’s sole risk, and neither Landlord nor its employees or agents shall be liable for any damage to or loss of such personal property, regardless of cause except for the gross negligence or willful misconduct of the Landlord.  Landlord and Landlord’s agents and employees shall not be liable for, and Tenant waives all claims for, loss or damage to Tenant’s business or damage to person or property sustained by Tenant or any person claiming through Tenant resulting from any accident, occurrence or condition in or upon the Premises, or any other part of the Premises, including but not limited to claims for damage resulting from: (i) any equipment or appurtenances becoming out of repair; (ii) any defect in, or failure of plumbing, heating, ventilating or air conditioning equipment, including but not limited to disruption of same caused by strikes, accidents, federal, state or local regulations, unavailability at reasonable cost of electricity, coal, fuel, oil or other suitable fuel or energy source; (iii) electric wiring or the installation thereof, gas, water and steam pipes, stairs, porches, railing or walks; (iv) broken glass; (v) the backing up of any sewer pipe or downspout; (vi) the bursting, leaking or running of any tank, tub washstand, water closet, waste pipe, drain or any other pipe or tank in, upon or about the Premises, or any other part of the Premises; (vii) the escape of steam or hot water; (viii) water, snow, or ice being upon or coming through the roof, skylight, trap door, stairs, doorways, show windows, walks or any other place upon or near the Premises, or any other part of the Premises, or otherwise; (ix) the falling of any fixture, plaster, tile or stucco; and (x) any act, omission or negligence of other tenants, Tenants or of any other persons or occupants of any premises in the Premises, or of adjoining or contiguous Premises, or of owners of adjacent or contiguous property.

8.

Tenant's Insurance.  During the term of this occupancy of the Premises, Tenant shall be required to maintain general liability insurance in the minimum amount of One Million and 00/100 Dollars ($1,000,000.00) for injury to or death of any one or more persons during any one occurrence; and One Million and 00/100 Dollars ($1,000,000) for property damage or destruction during any one occurrence.  Such policies shall name Landlord as an additional insured.  All casualty insurance shall provide for a waiver of subrogation against Landlord.  Landlord agrees that its insurance shall also provide for a waiver of subrogation against Tenant.  Tenant and Landlord each hereby waives all recovery from the other for any loss or damage to any of its property arising from a risk covered on the property policies required to be carried hereunder, even though such loss was caused by the negligence of the other or its agents or employees.

9.

Indemnification.  Landlord and Tenant (the "Indemnitor") each hereby agrees to indemnify and hold the other party ("Indemnitee") harmless from and against any cost, damage, claim, liability or expense (including attorney’s fees) incurred by or claimed against the other party, directly or indirectly, as a result of or in any way arising from (a) any failure of the Indemnitor to perform any of Indemnitor’s obligation under this Lease; (b) any act or omission of Indemnitor, (c) in the event that the Indemnitor is Tenant, the use and occupancy of the Premises by Tenant or Tenant’s employees, agents, contractors invitees, licenses, customers, clients, or guests, or in any other manner which relates to the business of Tenant; or (d) any accident, injury or damage whatsoever caused to any person, or the property of any person, occurring in or about the Premises unless the same was caused by Indemnitor’s gross negligence or willful misconduct.  Indemnitor's liability to Indemnitee under this Lease extends to the acts and omissions of Indemnitor and any employee, agent, contractor, invitee, customer, client, family member or guest of Indemnitor; and any cost, damage, claim, liability or expense incurred by Indemnitee due to Indemnitor’s liability shall be reimbursed to Indemnitee.  The indemnification pursuant to this section shall survive termination or expiration of this Lease.

10.

Casualty.  If the Premises becomes untenantable by reason of fire or other casualty, then this Lease shall terminate, and Landlord shall have no further liability or obligation to Tenant hereunder.  In no event shall Landlord be responsible for, or shall any payment due hereunder be reduced by reason of, any failure or interruption in utility services, strike, lock-out or other labor troubles, government restrictions or limitations, riot, war, insurrection or other national or local emergency, accident, flood, fire or other casualty, adverse weather condition, other act of God, or other causes similar or dissimilar to any of the foregoing, or for any damage directly or indirectly caused thereby.  Landlord and Tenant acknowledge and agree that the terms of the REPA shall control in regard to the relationship of the parties under that document and shall not be superseded by the terms of this paragraph.

11.

Door Locks and Access by Landlord.  Tenant shall not place additional locks upon the doors of the Premises or permit any duplicate keys to be made of the existing locks in the Premises.  Upon prior notice to Landlord, Landlord and persons designated by Landlord shall have the right to enter the Premises at reasonable hours for the purpose of examining the same and, during the last six (6) months of the Term showing the space to prospective Tenants, except in the case of an emergency when Landlord shall have the right to enter the Premises at anytime.

12.  Compliance with Law.  Tenant shall comply with all laws, statutes, ordinances, and requirements of all city, county, state, and federal authorities now or later in force pertaining to the use of the Premises.

13.  Assignment and Subletting.  Tenant shall not be permitted to assign this Lease and/or sublet the Premises during the term that the REPA is in effect, whether or not Tenant shall be in default thereof.  If the REPA is not entered into or a closing does not occur and the REPA terminates without default, Tenant shall not be permitted to assign this Lease and/or sublet the Premises without prior approval of Landlord which shall not be unreasonably withheld, conditioned or delayed.  If Landlord approves any assignment or sublease, (a) the assignee(s) and/or sublessee(s) must agree to be bound by the terms of this Lease; and (b) Tenant, assignee(s) or sublessee(s), as the case may be, shall obtain all applicable governmental approvals, permits and licenses necessary in conjunction with any work performed and the use of the Premises.

14.  Default.

a.  By Tenant.  It shall be an “Event of Default” if Tenant fails to (i)  pay any fee or other amount or charge that it is obligated to pay by any provision of this Lease, when and as due and payable hereunder and such failure shall continue for five (5) days after receipt of written notice of such failure to pay; or (ii) perform any obligation required under this Lease and such failure shall continue for thirty (30) days after notice, provided, however, such thirty (30) day period shall be extended if Tenant has commenced to cure and is diligently pursuing the cure of the default; or (iii) if Tenant does not purchase the Premises, timely vacate the Premises on or before the Expiration Date.

On the occurrence of any Event of Default, Landlord may take any or all of the following actions:

(a)

Exercise any and all legal or equitable rights and/or remedies to enforce the terms of this Lease and/or to timely remove Tenant from the Premises which it may have by law or otherwise, including but not limited to reentry or taking possession of the Premises, and any personal property therein.  Tenant shall continue to make all payments of rent due under this Lease as and when due for the remainder of the Term in the event that Tenant's right of possession is terminated; and/or

(b)

Hold Tenant responsible for all liabilities, causes of action, damages, losses, costs or expenses (including attorneys’ fees) arising from or connected to such Event of Default, including but not limited to (1) damages resulting from construction delays and/or Landlord’s failure or inability to construct, timely construct, deliver or timely deliver the Premises or any other space in the Premises to any occupant or Tenant; (2) reasonable attorneys’ fees, court costs and the like incurred in recovering possession of the Premises and otherwise enforcing the terms of this Lease; and (3) the loss of any proposed subsequent occupant or Tenant for all or any portion of the Premises; and/or

(c)

Perform Tenant's obligations required to be performed under this Lease and obtain reimbursement from Tenant for the costs incurred within thirty (30) days after invoice, which sum shall be payable as a portion of rent with interest from the date that Landlord performs the obligation.

(d)

Terminate this Lease.

All rights and remedies of Landlord shall be cumulative and none shall exclude any other right or remedy allowed by law or in equity.  Landlord’s exercise of any such right or remedy shall not prevent the concurrent or subsequent exercise of any other right or remedy.  Any waiver of a default hereunder shall not be deemed a waiver of any terms and conditions of this Lease or of any subsequent default.  No delay or omission of Landlord to exercise any right or power arising from an Event of Default shall impair any such right or power, or be construed to be a waiver of any such default or acquiescence thereto.  In particular, the receipt by Landlord of any fee with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach, and no provision of this Lease shall be deemed to have been waived by Landlord unless such waiver is in writing and signed by Landlord.  No payment by Tenant or receipt by Tenant of a lesser amount than any fees or other charges herein stipulated shall be deemed to be a payment in full of the stipulated fees or charges nor shall any endorsement or statement on any check or letter accompanying any check or payment be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord’s right to recover the balance of such fees or charges or pursue any other remedy provided in this Lease or at law.  Landlord shall have the right to apply Tenant’s payments to any balance Tenant has outstanding.  No receipt of money by Landlord from Tenant after the termination or expiration of this Lease or of Tenant’s right of possession of the Premises, shall reinstate, continue or extend the Term.  Landlord agrees to use reasonable efforts to relet the Premises, and Tenant shall reimburse Landlord for all commercially reasonable costs incurred by Landlord in reletting the Premises, including all repair, refurbishment (but not costs for structural alteration), brokerage fees, attorney's fees and the like.  Tenant hereby expressly, unconditionally and irrevocably the requirement under §83.12 of the Florida Statutes or any other applicable laws that the plaintiff in his distress for rent action file a bond payable to the tenant in at least double the sum demanded by the Plaintiff, it being understood that no bond shall be required in any such action.

b.  By Landlord.  It shall be an “Event of Default” if Landlord fails to (i)  pay any fee or other amount or charge that it is obligated to pay by any provision of this Lease, when and as due and payable hereunder and such failure shall continue for five (5) days after receipt of written notice; or (ii) abide by any other covenant contained in this Lease and such failure shall continue for thirty (30) days after notice.

On the occurrence of any Event of Default, Tenant may take any or all of the following actions:

(a)

Exercise any and all legal or equitable rights and/or remedies to enforce the terms of this Lease; and/or

(b)

Cure the Event of Default on behalf of Landlord and obtain reimbursement from Landlord for any costs expended by Tenant to cure the default.  Landlord agrees to reimburse such costs within thirty (30) days after notice from Landlord of the sums expended.

All rights and remedies of Tenant shall be cumulative and none shall exclude any other right or remedy allowed by law or in equity.  Tenant’s exercise of any such right or remedy shall not prevent the concurrent or subsequent exercise of any other right or remedy.  Any waiver of a default hereunder shall not be deemed a waiver of any terms and conditions of this Lease or of any subsequent default.  No delay or omission of Tenant to exercise any right or power arising from an Event of Default shall impair any such right or power, or be construed to be a waiver of any such default or acquiescence thereto.  In particular, the receipt by Tenant of any fee with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach, and no provision of this Lease shall be deemed to have been waived by Tenant unless such waiver is in writing and signed by Tenant.  No payment by Landlord or receipt by Landlord of a lesser amount than any fees or other charges herein stipulated shall be deemed to be a payment in full of the stipulated fees or charges nor shall any endorsement or statement on any check or letter accompanying any check or payment be deemed an accord and satisfaction, and Tenant may accept such check or payment without prejudice to Tenant’s right to recover the balance of such fees or charges or pursue any other remedy provided in this Lease or at law.

Any reasonable costs and expenses incurred by Landlord or Tenant  (including, without limitation, attorneys’ fees and court costs) in successfully enforcing any of its rights or remedies under this Lease shall be paid upon demand.

15.  Covenants of Landlord.   Landlord agrees that it shall not demolish or make capital improvements to the Premises at any time during the Term.

16.  Miscellaneous.

a.  Notices.  Any notices or other communications required or permitted hereunder shall be sufficiently given if in writing and (i) delivered personally, or (ii) sent by certified mail, return receipt requested, postage prepaid, or (iii) delivered to a reputable overnight delivery express service, addressed as shown below or to such other address as the party concerned may substitute by written notice to the other.  All notices personally delivered shall be deemed received on the date of delivery.  All notices forwarded by mail shall be deemed received on a date seven (7) days (excluding Sundays and legal holidays when the U.S. mail is not delivered) immediately following date of deposit in the U.S. mail.  Provided, however, the return receipt indicating the date upon which all notices were received shall be prima facie evidence that such notices were received on the date on the return receipt.  All notices forwarded by overnight courier shall be deemed received on the date received or refused as shown on the overnight delivery receipt of the courier.

If to Tenant:	Salem Radio Properties, Inc. 4880 Santa Rosa Road Camarillo, California 93012 Attention: Jonathan L. Block, Esq. Vice President and Secretary

If to Landlord:	TM2, Inc. C/O Charles K. Naftalin Holland and Knight, LLP 2099 Pennsylvania Avenue, NW Suite 100 Washington, DC 20006-6801

The addresses and addressees may be changed by giving notice of such change in the manner provided herein for giving notice.  Unless and until such written notice is received, the last address and addressee given shall be deemed to continue in effect for all purposes.  No notice to either Tenant or Landlord shall be deemed given or received unless the entity noted “With a copy to” is simultaneously delivered notice in the same manner as any notice given to either Tenant or Landlord.

b.  Severability.  The provisions of this Lease are severable and the holding of any provision, paragraph, sentence or other part thereof to be illegal, invalid or inapplicable to any person or circumstance shall not affect or impair any of the remaining provisions or their application to Tenant or other persons or circumstances.

c.  Waiver of Jury Trial.  LANDLORD AND TENANT HEREBY MUTUALLY WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM OTHER THAN COMPULSORY COUNTERCLAIMS OR CROSS CLAIMS BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER ON OR IN RESPECT OF ANY MATTER WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS LEASE, THE RELATIONSHIP OF LANDLORD AND TENANT HEREUNDER, TENANT’S USE OR OCCUPANCY OF THE PREMISES, ANY CLAIM OF INJURY OR DAMAGE, AND/OR TENANT’S FAILURE TO VACATE THE PREMISES ON OR BEFORE THE EXPIRATION DATE.

d.  Governing Law.  This Lease shall be governed by and construed in accordance with the laws of the State of Florida. Should any provision of this Lease require judicial interpretation, it is agreed that the court interpreting or considering same shall not apply the presumption that the terms hereof shall be more strictly construed against a party by reason of the rule or conclusion that a document should be construed more strictly against the party who itself or through its agent prepared the same.  It is agreed and stipulated that all parties hereto have equally participated in the preparation of this Lease and that legal counsel was consulted by each party before the execution of this Lease.

e.  Entire Agreement/ Modification of Lease.  This Lease supersedes any and all agreements, either oral or written, between the parties with respect to the leasing of the Premises to Tenant.  No other agreement, statement, or promise not contained in this Lease shall be valid and binding.  Any modification of this Lease will be effective only if it is in writing signed by the party to be bound.

f.   Successors and Assigns.  This Lease is binding upon and inures to the benefit of the heirs, assigns, successors, executors, and administrators of Landlord and Tenant.

g.  Construction.  Headings at the beginning of each section are solely for the convenience of the parties and are not a part of and shall not be used to interpret this Lease.  The singular form shall include plural, and vice versa. This Lease shall not be construed as if it had been prepared by one of the parties, but rather as if both parties have prepared it.  Unless otherwise indicated, all references to sections are to this Lease.

h.  Further Assurances.  Whenever requested to do so by the other party, each party shall execute, acknowledge, and deliver any further estoppels, agreements, confirmations, satisfactions, releases, powers of attorney, instruments of further assurance, approvals, consents, and any further instruments and documents as may be necessary, expedient, or proper to complete any transfers, sales, and agreements contemplated by this Lease.  Each party also agrees to do any other acts and to execute, acknowledge, and deliver any documents requested to carry out the intent and purpose of this Lease.

i.  Counterparts.  This Lease may be executed in one or more counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same instrument.

j.  Binding.  This Lease shall not be binding upon Landlord until fully executed by Tenant, accepted and executed by Landlord and a fully executed copy delivered to Tenant.

k.  Unavoidable Delays.  The provisions of this Section shall be applicable if there shall occur during the Term any (i) strikes, lockouts, or labor disputes, (ii) inability to obtain labor or materials, or reasonable substitutes therefor, (iii) acts of God, governmental restrictions, regulations or controls, enemy or hostile governmental action, civil commotion, fire, or other casualty, or (iv) other conditions similar to those enumerated in this Section beyond the reasonable control of the party obligated to perform.  If either party shall, as the result of any of the above-described events, fail punctually to perform any obligation on its part to be performed under this Lease, then, upon written notice to the other, within ten (10) days of such event, such failure shall be excused by the party claiming an unavoidable delay (an “Unavoidable Delay”), but only to the extent the delay is occasioned by such event.  If any right or option of either party to take any action under or with respect to the Term is conditioned upon the same being exercised within any prescribed period of time or at or before a named date, then such prescribed period of time or such named date shall be deemed to be extended or delayed, as the case may be, upon written notice, as provided above, for a time equal to the period of the Unavoidable Delay.  Notwithstanding anything contained herein to the contrary, the provisions of this Section Shall not be applicable to either party’s obligation to pay any sums, monies, costs, charges, or expenses required to be paid pursuant to the terms of this Lease.

l.  Radon.  Radon is a naturally occurring radioactive gas which, when accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over  time.  Levels of radon that exceed federal and state guidelines have been found  in buildings in Florida.  Tenant acknowledges that additional information regarding radon and radon testing may be obtained from the county public health unit.  This section is included in the Lease pursuant to §404.056(8), Florida Statutes.

IN WITNESS WHEREOF, each party hereto has executed this Lease under seal the day and year first above written.

LANDLORD:

By:_____________________________

Name: Thomas H. Moffit, Jr.

TENANT:

SALEM RADIO PROPERTIES, INC., a Delaware corporation

By:_____________________________

Name:________________________

Its:__________________________

EXHIBIT 10.05.25

LEASE AGREEMENT

THIS LEASE AGREEMENT (“Lease”) is made effective this 13th day of January, 2006 ("Date of Execution"), by and between THOMAS H. MOFFIT, JR. (“Landlord”) and SALEM RADIO PROPERTIES, INC., a Delaware corporation  (“Tenant”).

R E C I T A L S:

WHEREAS, Landlord is the owner of land improved by a building currently containing the studio facilities for WTLN(AM) and WHIM(AM), having an address of 1188 Lake View Drive, Altamonte Springs, Florida ("collectively the Premises”);

WHEREAS, Tenant desires to rent the Premises upon the terms and conditions contained in this Lease, and Landlord desires to rent the Premises to Tenant upon the terms and conditions contained in this Lease;

WHEREAS, Tenant is in occupancy of the Premises pursuant to that certain Local Programming and Marketing Agreement (the “LMA”), dated as of October 1, 2005 entered into by and between Landlord and Tenant;

WHEREAS, the parties have also entered into that certain Asset Purchase Agreement dated as of October 1, 2005 ("APA") which provides for the closing of the sale of the assets of the radio stations being operated from the Premises;

WHEREAS, the LMA will terminated as of the date of closing under the APA and Tenant will have no right of occupancy of the Premises without the full execution and delivery of this Lease;

WHEREAS, Landlord and Tenant are negotiating, or have entered into, a Real Estate Purchase Agreement ("REPA"), pursuant to which Tenant or its permitted assignees/designees under the REPA may, under certain conditions, purchase the Premises from Landlord; and

WHEREAS, the parties are executing this Lease in order to confirm the terms and conditions of Tenant’s occupancy of the Premises after the closing of the sale under the APA but prior to, or in the absence of, Tenant's purchase of the Premises.

W I T N E S S E T H:

In consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, Landlord hereby agrees to permit Tenant to occupy the Premises upon the following terms and conditions:

1.

Term, Expiration Date, and Use.  Tenant may occupy the Premises for a term (“Term”) commencing on the Date of Execution (the “Commencement Date”) and continuing until the earlier of (x) the date that Tenant or its permitted assignee/designee under the REPA shall purchase the Premises or (y) sixty (60) days after the Date of Execution ("Expiration Date"), subject to the provisions of the next paragraph.  Tenant may use the Premises for radio studio purposes only.  For purposes of paragraph 4 a.  only the Expiration Date stated in this paragraph shall also be known as the "Original Expiration Date".

Notwithstanding anything contained in this Lease to the contrary, if (a) the parties have not or do not execute the REPA prior to the Expiration Date; and/or (b) the closing under that REPA does not occur prior to the Expiration Date, this Lease shall automatically be extended for a term expiring sixty (60) full calendar months after the Commencement Date ("Alternative Expiration Date").   In the event that (a) and/or (b) occurs the Alternative Expiration Date shall become the Expiration Date.

Tenant shall not knowingly do or permit anything to be done in the Premises, or bring or keep anything therein which will, in any way, increase the rate of fire or other insurance maintained on the Premises by Landlord, or invalidate or conflict with the fire insurance policies on the Premises.  Tenant agrees to obtain all building, zoning and occupancy approvals necessary for its use and any work performed at the Premises, at its expense.

2.

Vacating the Premises.  If Tenant does not purchase the Premises, Tenant agrees to vacate the Premises, leaving it in broom clean and good condition, on or before the Expiration Date.

Tenant acknowledges and agrees that if Tenant does not purchase the Premises under no circumstances may it holdover or continue to occupy the Premises after the Expiration Date without written consent of Landlord.  In the event of Tenant’s failure to timely vacate, Tenant shall be liable for all of Landlord’s actual and consequential damages.  Time is of the essence.

3.

Acceptance of Premises, Maintenance and Repair and Mechanic's Liens.  Tenant accepts delivery of the Premises in its “AS-IS WITH ALL FAULTS” condition.  Landlord shall have no responsibility for preparing the Premises in any manner for Tenant’s occupancy thereof.  Landlord shall maintain the structural portion of the Premises, the roof, floor slab structure and all structural elements of the Premises in good condition and repair, in accordance with all applicable laws, subject to reimbursement as provided below.  Tenant shall maintain all portions of other portions of the Premises, interior and exterior, in good condition and repair, in accordance with all applicable laws, nonstructural, capital or non-capital, including, but not limited to all work necessary to maintain all mechanical and utility systems in good condition and repair in accordance with good engineering practice.

 Tenant shall not permit any mechanic’s liens to be filed against the Premises as a result of any work, labor, services or material supplied or claimed to have been supplied to Tenant

4.

Rent, Late Charges and Interest.  As rent for the Premises, Tenant agrees to pay to Landlord, without deduction, set off, abatement, demand or counterclaim,

a.  As minimum rent, annual base rent in the amount of Three Thousand Two Hundred Fifty and 00/100 Dollars ($3,250.00) per month, payable on or before the first day of each month of the Term.  If the Term is automatically extended beyond the Original Expiration Date as provided in Section 1, Tenant shall pay annual base rent in the amount of Six Thousand and 00/100 Dollars ($6,000.00) per month, payable on or before the first day of each month of the Term between the Original Expiration Date and the Alternative Expiration Date.

b.  For taxes, Tenant shall reimburse Landlord for all real property taxes, fees and assessments, imposed on or by reason of the ownership of the Premises ("Taxes"), within thirty (30) days after Landlord's request for reimbursement which shall be accompanied by a copy of the tax bill received by Landlord showing such sums.  Landlord   agrees to pay all Taxes on or before the date that the same are due.  Tenant shall pay all personal property taxes (if any) on the Premises or any furnishings or equipment on the Premises or used in connection with the Premises during the Term.

c.  For insurance, Tenant shall reimburse Landlord for all sums payable by

Landlord for its insurance on the Premises, within thirty (30) days after Landlord's   request for reimbursement which shall be accompanied by a copy of the insurance bill   received by Landlord showing such sums.  Landlord agrees to maintain insurance on the   Premises in commercially reasonable coverages and amounts.

d.  For repair and maintenance, Tenant shall reimburse Landlord for all sums paid by Landlord for all commercially reasonable repair and maintenance, within thirty (30) days after Landlord's request for reimbursement which shall be accompanied by a statement of the expenses incurred by Landlord showing such sums.

e.  For all utilities at the Premises, if not in the name of  Tenant (for which Tenant shall be directly responsible), Tenant shall reimburse Landlord for all sums paid by Landlord for utilities at the Premises, within thirty (30) days after Landlord's request for reimbursement which shall be accompanied by a copy of the utility bills received by Landlord showing such sums.

If Tenant fails to pay, when due and payable, the rent payable hereunder or any fees or other amounts or charges of any kind or character pursuant to this Lease, such unpaid amounts shall be subject to a late charge of five percent (5%) of the total amount due; in addition, such unpaid amounts shall bear interest at the rate of fifteen percent (15%) per annum from the date due to the date of payment, provided that in no event shall such interest exceed the maximum allowed by law.  All fees and other amounts and charges due under this Lease shall be made payable to Landlord and sent to Landlord at the following address:  Thomas H. Moffit, Jr., 2493 Rivertree Circle, Sanford, Florida 32771.  Such fees and amounts shall be deemed paid when received by Landlord.  The obligations for payment hereunder shall survive the expiration or earlier termination of the Term.

5.

Utilities.  Tenant also agrees to pay for all utility services provided to the Premises, and in that regard, Landlord agrees to put all utilities in the name of Tenant so that payment can be made promptly by Tenant on or before the date that the same is due.  In no event shall Landlord be responsible for any failure or interruption in utility services or for any damage directly or indirectly caused thereby.

6.

Hazardous Materials.  Tenant shall not generate, use, store or dispose of any Hazardous Materials (as hereinafter defined) in or about the Premises.  Hazardous Materials shall mean (a) ”hazardous wastes,” as defined by the Resource conservation and Recovery Act of 1976, as amended from time to time, (b) ”hazardous substances,” as defined by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time, (c) ”toxic substances,” as defined by the Toxic Substances Control Act, as amended from time to time, (d) ”hazardous materials,” as defined by the Hazardous Materials Transportation Act, as amended from time to time, (e) oil or other petroleum products, and (f) any substance whose presence could be detrimental to the Premises or hazardous to health or the environment. Tenant shall indemnify and hold Landlord harmless from any and all claims, damages, fines, judgments, penalties, costs, liabilities or losses arising during or after the Term and arising from Tenant’s breach of this paragraph.  The indemnification obligation of Tenant pursuant to this paragraph shall survive termination or expiration of this Lease.  Notwithstanding the foregoing, Tenant shall be permitted to store commercially reasonable quantities of ordinary household cleaning supplies on the Premises so long as the storage and use of such cleaning supplies otherwise complies with the law.

7.

Waiver of Claims.  Tenant agrees that all personal property placed in the Premises by Tenant shall be and remain at Tenant’s sole risk, and neither Landlord nor its employees or agents shall be liable for any damage to or loss of such personal property, regardless of cause except for the gross negligence or willful misconduct of the Landlord.  Landlord and Landlord’s agents and employees shall not be liable for, and Tenant waives all claims for, loss or damage to Tenant’s business or damage to person or property sustained by Tenant or any person claiming through Tenant resulting from any accident, occurrence or condition in or upon the Premises, or any other part of the Premises, including but not limited to claims for damage resulting from: (i) any equipment or appurtenances becoming out of repair; (ii) any defect in, or failure of plumbing, heating, ventilating or air conditioning equipment, including but not limited to disruption of same caused by strikes, accidents, federal, state or local regulations, unavailability at reasonable cost of electricity, coal, fuel, oil or other suitable fuel or energy source; (iii) electric wiring or the installation thereof, gas, water and steam pipes, stairs, porches, railing or walks; (iv) broken glass; (v) the backing up of any sewer pipe or downspout; (vi) the bursting, leaking or running of any tank, tub washstand, water closet, waste pipe, drain or any other pipe or tank in, upon or about the Premises, or any other part of the Premises; (vii) the escape of steam or hot water; (viii) water, snow, or ice being upon or coming through the roof, skylight, trap door, stairs, doorways, show windows, walks or any other place upon or near the Premises, or any other part of the Premises, or otherwise; (ix) the falling of any fixture, plaster, tile or stucco; and (x) any act, omission or negligence of other tenants, Tenants or of any other persons or occupants of any premises in the Premises, or of adjoining or contiguous Premises, or of owners of adjacent or contiguous property.

8.

Tenant's Insurance.  During the term of this occupancy of the Premises, Tenant shall be required to maintain general liability insurance in the minimum amount of One Million and 00/100 Dollars ($1,000,000.00) for injury to or death of any one or more persons during any one occurrence; and One Million and 00/100 Dollars ($1,000,000) for property damage or destruction during any one occurrence.  Such policies shall name Landlord as an additional insured.  All casualty insurance shall provide for a waiver of subrogation against Landlord.  Landlord agrees that its insurance shall also provide for a waiver of subrogation against Tenant.  Tenant and Landlord each hereby waives all recovery from the other for any loss or damage to any of its property arising from a risk covered on the property policies required to be carried hereunder, even though such loss was caused by the negligence of the other or its agents or employees.

9.

Indemnification.  Landlord and Tenant (the "Indemnitor") each hereby agrees to indemnify and hold the other party ("Indemnitee") harmless from and against any cost, damage, claim, liability or expense (including attorney’s fees) incurred by or claimed against the other party, directly or indirectly, as a result of or in any way arising from (a) any failure of the Indemnitor to perform any of Indemnitor’s obligation under this Lease; (b) any act or omission of Indemnitor, (c) in the event that the Indemnitor is Tenant, the use and occupancy of the Premises by Tenant or Tenant’s employees, agents, contractors invitees, licenses, customers, clients, or guests, or in any other manner which relates to the business of Tenant; or (d) any accident, injury or damage whatsoever caused to any person, or the property of any person, occurring in or about the Premises unless the same was caused by Indemnitor’s gross negligence or willful misconduct.  Indemnitor's liability to Indemnitee under this Lease extends to the acts and omissions of Indemnitor and any employee, agent, contractor, invitee, customer, client, family member or guest of Indemnitor; and any cost, damage, claim, liability or expense incurred by Indemnitee due to Indemnitor’s liability shall be reimbursed to Indemnitee.  The indemnification pursuant to this section shall survive termination or expiration of this Lease.

10.

Casualty.  If the Premises becomes untenantable by reason of fire or other casualty, then this Lease shall terminate, and Landlord shall have no further liability or obligation to Tenant hereunder.  In no event shall Landlord be responsible for, or shall any payment due hereunder be reduced by reason of, any failure or interruption in utility services, strike, lock-out or other labor troubles, government restrictions or limitations, riot, war, insurrection or other national or local emergency, accident, flood, fire or other casualty, adverse weather condition, other act of God, or other causes similar or dissimilar to any of the foregoing, or for any damage directly or indirectly caused thereby.  Landlord and Tenant acknowledge and agree that the terms of the REPA shall control in regard to the relationship of the parties under that document and shall not be superseded by the terms of this paragraph.

11.

Door Locks and Access by Landlord.  Tenant shall not place additional locks upon the doors of the Premises or permit any duplicate keys to be made of the existing locks in the Premises.  Upon prior notice to Landlord, Landlord and persons designated by Landlord shall have the right to enter the Premises at reasonable hours for the purpose of examining the same and, during the last six (6) months of the Term showing the space to prospective Tenants, except in the case of an emergency when Landlord shall have the right to enter the Premises at anytime.

12.  Compliance with Law.  Tenant shall comply with all laws, statutes, ordinances, and requirements of all city, county, state, and federal authorities now or later in force pertaining to the use of the Premises.

13.  Assignment and Subletting.  Tenant shall not be permitted to assign this Lease and/or sublet the Premises during the term that the REPA is in effect, whether or not Tenant shall be in default thereof.  If the REPA is not entered into or a closing does not occur and the REPA terminates without default, Tenant shall not be permitted to assign this Lease and/or sublet the Premises without prior approval of Landlord which shall not be unreasonably withheld, conditioned or delayed.  If Landlord approves any assignment or sublease, (a) the assignee(s) and/or sublessee(s) must agree to be bound by the terms of this Lease; and (b) Tenant, assignee(s) or sublessee(s), as the case may be, shall obtain all applicable governmental approvals, permits and licenses necessary in conjunction with any work performed and the use of the Premises.

14.  Default.

a.  By Tenant.  It shall be an “Event of Default” if Tenant fails to (i)  pay any fee or other amount or charge that it is obligated to pay by any provision of this Lease, when and as due and payable hereunder and such failure shall continue for five (5) days after receipt of written notice of such failure to pay; or (ii) perform any obligation required under this Lease and such failure shall continue for thirty (30) days after notice, provided, however, such thirty (30) day period shall be extended if Tenant has commenced to cure and is diligently pursuing the cure of the default; or (iii) if Tenant does not purchase the Premises, timely vacate the Premises on or before the Expiration Date.

On the occurrence of any Event of Default, Landlord may take any or all of the following actions:

(a)

Exercise any and all legal or equitable rights and/or remedies to enforce the terms of this Lease and/or to timely remove Tenant from the Premises which it may have by law or otherwise, including but not limited to reentry or taking possession of the Premises, and any personal property therein.  Tenant shall continue to make all payments of rent due under this Lease as and when due for the remainder of the Term in the event that Tenant's right of possession is terminated; and/or

(b)

Hold Tenant responsible for all liabilities, causes of action, damages, losses, costs or expenses (including attorneys’ fees) arising from or connected to such Event of Default, including but not limited to (1) damages resulting from construction delays and/or Landlord’s failure or inability to construct, timely construct, deliver or timely deliver the Premises or any other space in the Premises to any occupant or Tenant; (2) reasonable attorneys’ fees, court costs and the like incurred in recovering possession of the Premises and otherwise enforcing the terms of this Lease; and (3) the loss of any proposed subsequent occupant or Tenant for all or any portion of the Premises; and/or

(c)

Perform Tenant's obligations required to be performed under this Lease and obtain reimbursement from Tenant for the costs incurred within thirty (30) days after invoice, which sum shall be payable as a portion of rent with interest from the date that Landlord performs the obligation.

(d)

Terminate this Lease.

All rights and remedies of Landlord shall be cumulative and none shall exclude any other right or remedy allowed by law or in equity.  Landlord’s exercise of any such right or remedy shall not prevent the concurrent or subsequent exercise of any other right or remedy.  Any waiver of a default hereunder shall not be deemed a waiver of any terms and conditions of this Lease or of any subsequent default.  No delay or omission of Landlord to exercise any right or power arising from an Event of Default shall impair any such right or power, or be construed to be a waiver of any such default or acquiescence thereto.  In particular, the receipt by Landlord of any fee with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach, and no provision of this Lease shall be deemed to have been waived by Landlord unless such waiver is in writing and signed by Landlord.  No payment by Tenant or receipt by Tenant of a lesser amount than any fees or other charges herein stipulated shall be deemed to be a payment in full of the stipulated fees or charges nor shall any endorsement or statement on any check or letter accompanying any check or payment be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord’s right to recover the balance of such fees or charges or pursue any other remedy provided in this Lease or at law.  Landlord shall have the right to apply Tenant’s payments to any balance Tenant has outstanding.  No receipt of money by Landlord from Tenant after the termination or expiration of this Lease or of Tenant’s right of possession of the Premises, shall reinstate, continue or extend the Term.  Landlord agrees to use reasonable efforts to relet the Premises, and Tenant shall reimburse Landlord for all commercially reasonable costs incurred by Landlord in reletting the Premises, including all repair, refurbishment (but not costs for structural alteration), brokerage fees, attorney's fees and the like.  Tenant hereby expressly, unconditionally and irrevocably the requirement under §83.12 of the Florida Statutes or any other applicable laws that the plaintiff in his distress for rent action file a bond payable to the tenant in at least double the sum demanded by the Plaintiff, it being understood that no bond shall be required in any such action.

b.  By Landlord.  It shall be an “Event of Default” if Landlord fails to (i)  pay any fee or other amount or charge that it is obligated to pay by any provision of this Lease, when and as due and payable hereunder and such failure shall continue for five (5) days after receipt of written notice; or (ii) abide by any other covenant contained in this Lease and such failure shall continue for thirty (30) days after notice.

On the occurrence of any Event of Default, Tenant may take any or all of the following actions:

(a)

Exercise any and all legal or equitable rights and/or remedies to enforce the terms of this Lease; and/or

(b)

Cure the Event of Default on behalf of Landlord and obtain reimbursement from Landlord for any costs expended by Tenant to cure the default.  Landlord agrees to reimburse such costs within thirty (30) days after notice from Landlord of the sums expended.

All rights and remedies of Tenant shall be cumulative and none shall exclude any other right or remedy allowed by law or in equity.  Tenant’s exercise of any such right or remedy shall not prevent the concurrent or subsequent exercise of any other right or remedy.  Any waiver of a default hereunder shall not be deemed a waiver of any terms and conditions of this Lease or of any subsequent default.  No delay or omission of Tenant to exercise any right or power arising from an Event of Default shall impair any such right or power, or be construed to be a waiver of any such default or acquiescence thereto.  In particular, the receipt by Tenant of any fee with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach, and no provision of this Lease shall be deemed to have been waived by Tenant unless such waiver is in writing and signed by Tenant.  No payment by Landlord or receipt by Landlord of a lesser amount than any fees or other charges herein stipulated shall be deemed to be a payment in full of the stipulated fees or charges nor shall any endorsement or statement on any check or letter accompanying any check or payment be deemed an accord and satisfaction, and Tenant may accept such check or payment without prejudice to Tenant’s right to recover the balance of such fees or charges or pursue any other remedy provided in this Lease or at law.

Any reasonable costs and expenses incurred by Landlord or Tenant  (including, without limitation, attorneys’ fees and court costs) in successfully enforcing any of its rights or remedies under this Lease shall be paid upon demand.

15.  Covenants of Landlord.   Landlord agrees that it shall not demolish or make capital improvements to the Premises at any time during the Term.

16.  Miscellaneous.

a.  Notices.  Any notices or other communications required or permitted hereunder shall be sufficiently given if in writing and (i) delivered personally, or (ii) sent by certified mail, return receipt requested, postage prepaid, or (iii) delivered to a reputable overnight delivery express service, addressed as shown below or to such other address as the party concerned may substitute by written notice to the other.  All notices personally delivered shall be deemed received on the date of delivery.  All notices forwarded by mail shall be deemed received on a date seven (7) days (excluding Sundays and legal holidays when the U.S. mail is not delivered) immediately following date of deposit in the U.S. mail.  Provided, however, the return receipt indicating the date upon which all notices were received shall be prima facie evidence that such notices were received on the date on the return receipt.  All notices forwarded by overnight courier shall be deemed received on the date received or refused as shown on the overnight delivery receipt of the courier.

If to Tenant:	Salem Radio Properties, Inc. 4880 Santa Rosa Road Camarillo, California 93012 Attention: Jonathan L. Block, Esq. Vice President and Secretary

If to Landlord:	TM2, Inc. C/O Charles K. Naftalin Holland and Knight, LLP 2099 Pennsylvania Avenue, NW Suite 100 Washington, DC 20006-6801

The addresses and addressees may be changed by giving notice of such change in the manner provided herein for giving notice.  Unless and until such written notice is received, the last address and addressee given shall be deemed to continue in effect for all purposes.  No notice to either Tenant or Landlord shall be deemed given or received unless the entity noted “With a copy to” is simultaneously delivered notice in the same manner as any notice given to either Tenant or Landlord.

b.  Severability.  The provisions of this Lease are severable and the holding of any provision, paragraph, sentence or other part thereof to be illegal, invalid or inapplicable to any person or circumstance shall not affect or impair any of the remaining provisions or their application to Tenant or other persons or circumstances.

c.  Waiver of Jury Trial.  LANDLORD AND TENANT HEREBY MUTUALLY WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM OTHER THAN COMPULSORY COUNTERCLAIMS OR CROSS CLAIMS BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER ON OR IN RESPECT OF ANY MATTER WHATSOEVER ARISING OUT OF OR IN ANY WAY CONNECTED WITH THIS LEASE, THE RELATIONSHIP OF LANDLORD AND TENANT HEREUNDER, TENANT’S USE OR OCCUPANCY OF THE PREMISES, ANY CLAIM OF INJURY OR DAMAGE, AND/OR TENANT’S FAILURE TO VACATE THE PREMISES ON OR BEFORE THE EXPIRATION DATE.

d.  Governing Law.  This Lease shall be governed by and construed in accordance with the laws of the State of Florida. Should any provision of this Lease require judicial interpretation, it is agreed that the court interpreting or considering same shall not apply the presumption that the terms hereof shall be more strictly construed against a party by reason of the rule or conclusion that a document should be construed more strictly against the party who itself or through its agent prepared the same.  It is agreed and stipulated that all parties hereto have equally participated in the preparation of this Lease and that legal counsel was consulted by each party before the execution of this Lease.

e.  Entire Agreement/ Modification of Lease.  This Lease supersedes any and all agreements, either oral or written, between the parties with respect to the leasing of the Premises to Tenant.  No other agreement, statement, or promise not contained in this Lease shall be valid and binding.  Any modification of this Lease will be effective only if it is in writing signed by the party to be bound.

f.   Successors and Assigns.  This Lease is binding upon and inures to the benefit of the heirs, assigns, successors, executors, and administrators of Landlord and Tenant.

g.  Construction.  Headings at the beginning of each section are solely for the convenience of the parties and are not a part of and shall not be used to interpret this Lease.  The singular form shall include plural, and vice versa. This Lease shall not be construed as if it had been prepared by one of the parties, but rather as if both parties have prepared it.  Unless otherwise indicated, all references to sections are to this Lease.

h.  Further Assurances.  Whenever requested to do so by the other party, each party shall execute, acknowledge, and deliver any further estoppels, agreements, confirmations, satisfactions, releases, powers of attorney, instruments of further assurance, approvals, consents, and any further instruments and documents as may be necessary, expedient, or proper to complete any transfers, sales, and agreements contemplated by this Lease.  Each party also agrees to do any other acts and to execute, acknowledge, and deliver any documents requested to carry out the intent and purpose of this Lease.

i.  Counterparts.  This Lease may be executed in one or more counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same instrument.

j.  Binding.  This Lease shall not be binding upon Landlord until fully executed by Tenant, accepted and executed by Landlord and a fully executed copy delivered to Tenant.

k.  Unavoidable Delays.  The provisions of this Section shall be applicable if there shall occur during the Term any (i) strikes, lockouts, or labor disputes, (ii) inability to obtain labor or materials, or reasonable substitutes therefor, (iii) acts of God, governmental restrictions, regulations or controls, enemy or hostile governmental action, civil commotion, fire, or other casualty, or (iv) other conditions similar to those enumerated in this Section beyond the reasonable control of the party obligated to perform.  If either party shall, as the result of any of the above-described events, fail punctually to perform any obligation on its part to be performed under this Lease, then, upon written notice to the other, within ten (10) days of such event, such failure shall be excused by the party claiming an unavoidable delay (an “Unavoidable Delay”), but only to the extent the delay is occasioned by such event.  If any right or option of either party to take any action under or with respect to the Term is conditioned upon the same being exercised within any prescribed period of time or at or before a named date, then such prescribed period of time or such named date shall be deemed to be extended or delayed, as the case may be, upon written notice, as provided above, for a time equal to the period of the Unavoidable Delay.  Notwithstanding anything contained herein to the contrary, the provisions of this Section Shall not be applicable to either party’s obligation to pay any sums, monies, costs, charges, or expenses required to be paid pursuant to the terms of this Lease.

l.  Radon.  Radon is a naturally occurring radioactive gas which, when accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over  time.  Levels of radon that exceed federal and state guidelines have been found  in buildings in Florida.  Tenant acknowledges that additional information regarding radon and radon testing may be obtained from the county public health unit.  This section is included in the Lease pursuant to §404.056(8), Florida Statutes.

IN WITNESS WHEREOF, each party hereto has executed this Lease under seal the day and year first above written.

LANDLORD:

By:_____________________________

Name: Thomas H. Moffit, Jr.

TENANT:

SALEM RADIO PROPERTIES, INC., a Delaware corporation

By:_____________________________

Name:________________________

Its:__________________________

EXHIBIT 10.08.02

Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan

EXHIBIT 21.01

SUBSIDIARIES OF SALEM COMMUNICATIONS CORPORATION

Name	State of Formation
Bison Media, Inc.	Colorado
Caron Broadcasting, Inc.	Ohio
CCM Communications, Inc.	Tennessee
Common Ground Broadcasting, Inc.	Oregon
Golden Gate Broadcasting Company, Inc.	California
Inspiration Media, Inc.	Washington
Inspiration Media of Texas, LLC	Texas
New Inspiration Broadcasting Company, Inc.	California
NI Acquisition Corp.	California
OnePlace, LLC	Delaware
Pennsylvania Media Associates, Inc.	Pennsylvania
Reach Satellite Network, Inc.	Tennessee
Salem Communications Acquisition Corporation	Delaware
Salem Communications Holding Corporation	Delaware
Salem Media Corporation	New York
Salem Media of Colorado, Inc.	Colorado
Salem Media of Hawaii, Inc.	Delaware
Salem Media of Illinois, LLC	Delaware
Salem Media of Kentucky, Inc.	Kentucky
Salem Media of New York, LLC	Delaware
Salem Media of Ohio, Inc.	Ohio
Salem Media of Oregon, Inc.	Oregon
Salem Media of Texas, Inc.	Texas
Salem Media of Virginia, Inc.	Virginia
Salem Music Network, Inc.	Texas
Salem Radio Network Incorporated	Delaware
Salem Radio Operations, LLC	Delaware
Salem Radio Properties, Inc.	Delaware
Salem Radio Representatives, Inc.	Texas
Salem Satellite Media, LLC	Delaware
SCA License Corporation	Delaware
SCA-Palo Alto, LLC	Delaware
SCHC Lubbock Application, Inc.	Texas
South Texas Broadcasting, Inc.	Texas
SRN News Network, Inc.	Texas

(Revision 3-22-2006)

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-40494 and 333-113794) pertaining to the Amended and Restated 1999 Stock Incentive Plan of Salem Communications Corporation and in the Registration Statement (Form S-3 No. 333-86580) of Salem Communications Corporation and in the related Prospectus of our reports dated March 14, 2006, with respect to the consolidated financial statements and schedule of Salem Communications Corporation, Salem Communication Corporation management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Salem Communications Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2005.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 27, 2006

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

Date: March 28, 2006

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

Date: March 28, 2006

/s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President - Business Development and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as President and Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

?

the Annual Report of the Company on Form 10-K for the period ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

?

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 28, 2006
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Executive Vice President – Business Development and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

?

the Annual Report of the Company on Form 10-K for the period ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

?

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 28, 2006
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President - Business Development and Chief Financial Officer