Form 10-Q
period 2006-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2006-05-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer [   ]

Accelerated filer  [X ]

Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes [   ]    No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 1, 2006
Common Stock, $0.01 par value per share	18,803,824 shares

Class B	Outstanding at May 1, 2006
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM COMMUNICATIONS CORPORATION
INDEX

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	March 31, 2006
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,979	$695
Accounts receivable (less allowance for doubtful accounts of $7,215 in 2005 and $7,436 in 2006)	30,953	29,747
Other receivables	1,579	698
Prepaid expenses	2,468	2,424
Deferred income taxes	4,614	4,872
Assets of discontinued operations	2,207	758
Total current assets	45,800	39,194
Property, plant and equipment, net	117,873	123,951
Broadcast licenses	451,713	471,444
Goodwill	16,803	18,117
Other indefinite-lived intangible assets	—	2,728
Amortizable intangible assets (net of accumulated amortization of $7,726 in 2005 and $8,276 in 2006)	3,244	5,970
Bond issue costs	2,742	2,592
Bank loan fees	3,709	3,473
Fair value of interest rate swap	743	2,255
Other assets	3,303	2,668
Total assets	$645,930	$672,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$462
Accrued expenses	5,606	6,110
Accrued compensation and related expenses	6,461	6,498
Income taxes payable	—	41
Accrued interest	5,429	5,663
Deferred revenue	1,903	2,947
Current portion of long-term debt and capital lease obligations	811	810
Total current liabilities	20,658	22,531
Long-term debt and capital lease obligations, less current portion	326,685	358,915
Deferred income taxes	40,810	43,502
Deferred revenue	7,304	7,132
Other liabilities	1,355	1,258
Total liabilities	396,812	433,338
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,410,992 issued and 19,771,199 outstanding at December 31, 2005 and 20,412,992 issued and 18,803,824 outstanding at March 31, 2006	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	217,036	218,370
Retained earnings	43,043	45,758
Treasury stock	(11,539)	(26,688)
Accumulated other comprehensive income	318	1,354
Total stockholders’ equity	249,118	239,054
Total liabilities and stockholders’ equity	$645,930	$672,392
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2006
Net broadcasting revenue	$ 47,522	$ 49,311
Other media revenue	2,428	3,252
Total revenue	49,950	52,563
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $273 and $277 for the quarter ended March 31, 2005 and 2006, respectively paid to related parties)	30,189	32,292
Other media operating expenses, exclusive of depreciation and amortization shown below	2,377	3,432
Corporate expenses, exclusive of depreciation and amortization shown below (including $62 and $99 for the quarters ended March 31, 2005 and 2006, respectively, paid to related parties)	5,047	6,440
Depreciation and amortization (including $216 and $404 for the quarters ended March 31, 2005 and 2006, respectively, for other media businesses)	3,302	3,356
Gain on disposal of assets	(40)	(3,529)
Total operating expenses	40,875	41,991
Operating income	9,075	10,572
Other income (expense):
Interest income	23	46
Interest expense	(5,112)	(6,588)
Other expense, net	(68)	(172)
Income from continuing operations before income taxes	3,918	3,858
Provision for income taxes	1,460	1,546
Net income from continuing operations	2,458	2,312
Income (loss) from discontinued operations, net of tax	(66)	403
Net income	$ 2,392	$ 2,715
Other comprehensive income, net of tax	—	1,036
Comprehensive income	$ 2,392	$ 3,751
Basic earnings (loss) per share data:
Earnings per share from continuing operations	$ 0.09	$ 0.09
Income (loss) per share from discontinued operations	—	0.02
Net earnings per share	0.09	0.11
Diluted earnings (loss) per share data:
Earnings per share from continuing operations	$ 0.09	$ 0.09
Income (loss) per share from discontinued operations	—	0.02
Net earnings per share	0.09	0.11
Basic weighted average shares outstanding	25,963,607	24,686,517
Diluted weighted average shares outstanding	26,022,654	24,696,334
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2006
OPERATING ACTIVITIES
Net income from continuing operations	$2,458	$2,312
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Tax benefit related to stock options exercised	5	—
Non-cash stock-based compensation	—	1,309
Depreciation and amortization	3,302	3,356
Amortization of bond issue costs and bank loan fees	363	386
Amortization and accretion of financing items	(306)	(126)
Provision for bad debts	622	662
Deferred income taxes	1,232	1,743
Gain on disposal of assets	(40)	(3,529)
Changes in operating assets and liabilities:
Accounts receivable	500	1,506
Prepaid expenses and other current assets	1,130	60
Accounts payable and accrued expenses	1,100	805
Deferred revenue	2,356	299
Other liabilities	127	(124)
Income taxes payable	116	41
Net cash provided by continuing operating activities	12,965	8,700
Net cash used in discontinued operations	(12)	(263)
Net cash provided by operating activities	12,953	8,437
INVESTING ACTIVITIES
Capital expenditures	(3,900)	(5,680)
Deposits on radio station acquisitions	(150)	—
Purchases of radio station assets	(38,433)	(17,830)
Purchase of Internet and magazine businesses	(3,411)	(6,296)
Proceeds from sale of property, plant and equipment	111	4
Other	824	635
Net cash used in investing activities	(44,959)	(29,167)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	24,500	32,578
Payments of long-term debt and notes payable	(1,375)	(1)
Proceeds from exercise of stock options	25	24
Tax benefit related to stock options exercised	—	1
Payments on capital lease obligations	(6)	(7)
Repurchases of Class A common stock	—	(15,149)
Proceeds from interest rate swap termination	3,730	—
Net cash provided by financing activities	26,874	17,446
Net decrease in cash and cash equivalents	(5,132)	(3,284)
Cash and cash equivalents at beginning of year	10,994	3,979
Cash and cash equivalents at end of period	$5,862	$695
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,289	$1,860
Income taxes	$49	$162
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of Salem Communications Corporation (“Salem” or the “Company”) include the Company and its wholly-owned subsidiaries. The Company, excluding its subsidiaries is herein referred to as Parent.  All intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2006 and 2005 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

      The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2005 financial statements have been reclassified to conform to the current period presentation.  These reclassifications include the accounting for WTSJ-AM, WBOB-AM and WBTK-AM as discontinued operations as discussed in Note 3.  The accompanying Consolidated Balance Sheet reflects the net assets of WTSJ-AM, WBOB-AM, and WBTK-AM as “Assets of Discontinued Operations” as of December 31, 2005.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations.  Accordingly, the accompanying Consolidated Statement of Operations reflects WTSJ-AM, WBOB-AM and WBTK-AM as discontinued operations for the three months ended March 31, 2005.  The assets of WTSJ-AM and WBOB-AM were sold on February 10, 2006, and the results of operations are presented as discontinued operations for the three months ended March 31, 2006.  The results of operations of WBTK-AM are presented as discontinued operations for the three months ended March 31, 2006.

NOTE 3. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During the three months ended March 31, 2006, the Company completed the following transactions:

Acquisition Date	Station(s)	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
January 23, 2006	WTLN-AM and WHIM-AM	Orlando, FL	$10,000	No
February 3, 2006	WORL-AM	Orlando, FL	3,998	Yes
February 10, 2006	WLQV-AM	Detroit, MI	8,813	No
			$22,811

The purchase price has been allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 3,301
Amortizable intangible assets	406
Goodwill	328
Broadcast licenses	18,776
$ 22,811

The accompanying Condensed Consolidated Balance Sheet includes the acquired assets and liabilities of each acquired entity as of their respective date of acquisition.  With the exception of WTLN-AM and WHIM-AM, the results of operations are included the accompanying statement of operations as of the date of acquisition.  The operating results for each of WTLN-AM and WHIM-AM were included in the accompanying Condensed Consolidated Statement of Operations as of October 1, 2005, the date on which the Company began operating each station under a local marketing agreement (“LMA”) with the seller pending approval of the acquisition by the Federal Communication Commission (“FCC”).

On February 10, 2006, the Company exchanged selected assets of radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash for selected assets of radio station WLQV-AM, Detroit, Michigan.  This transaction closed on February 10, 2006.  The accompanying Consolidated Statement of Operations for the three months ended March 31, 2006 reflects WTSJ-AM and WBOB-AM as discontinued operations through the date of the sale.  All prior periods, including the three months ended March 31, 2005, have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.  The exchange was accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” which was adopted as of January 1, 2006, and resulted in a gain on the exchange of $0.4 million, net of taxes.

 In 2005, the Company had a plan in place to sell radio station WBTK-AM, Richmond, Virginia, and entered into an agreement on February 10, 2006.  The accompanying Consolidated Statement of Operations as of March 31, 2006 reflects WBTK-AM as a discontinued operation.  All prior periods, including the three months ended March 31, 2005, have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.  The Company expects this transaction to close in the second quarter of 2006.

On February 3, 2006, the company exchanged selected assets of radio station KNIT-AM, Dallas, Texas, for selected assets of WORL-AM, Orlando, Florida.  The exchange was accounted for under SFAS No. 153, which was adopted as of January 1, 2006, and resulted in a gain on the exchange of $3.5 million.

Other Completed Transactions:

On January 1, 2006, the Company acquired The Singing News, a Christian music publication, and its related operations for $4.4 million, which includes $0.2 million of goodwill.

On February 13, 2006, the Company acquired the Internet website CrossDaily.com and its related operations for $2.3 million, which includes $0.6 million of goodwill.

The purchase price has been allocated as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 328
Amortizable intangible assets	2,867
Goodwill	727
Mastheads	2,728
$ 6,650

Other Pending Transactions:

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

On July 28, 2005, the Company entered into an agreement to exchange selected assets of radio stations KLMG-FM, Sacramento, California, and KBAA-FM, Grass Valley, California, for selected assets of radio station KKFS-FM, Sacramento, California and additional consideration to be received of $0.5 million.  Effective July 28, 2005, the Company began to operate KKFS-FM and discontinued operating KLMG-FM and KBAA-FM under LMA’s.  The accompanying Consolidated Statement of Operations reflects this transaction as of the LMA date.  The Company anticipates this exchange transaction will close in the second quarter of 2006.

NOTE 4. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  SFAS No. 123R supercedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

The Company adopted SFAS No. 123R using the modified prospective transition method.  Under this transition method, compensation expense recognized during the three months ended March 31, 2006 includes (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.  SFAS No. 123R also requires a classification change in the statement of cash flows, whereby the income tax benefits from stock option exercises are reported as a financing cash flow rather than an operating cash flow as previously reported.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in the FASB staff position for calculating the tax effects of share-based compensation according to SFAS No. 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statement of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123R.

Stock Options

The Company has one stock option plan, The Amended and Restated 1999 Stock Incentive Plan (the “Plan”), which allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan.  The Company generally awards options for a fixed number of shares at an option price equal to the market price at the date of grant with a four or five year vesting period.  Options have a maximum term of five years from the vesting date.  As of January 1, 2006, the date the Company adopted SFAS No. 123R, there were 1,924,269 outstanding stock options, of which 1,024,385 were vested.   During the three months ended March 31, 2006, 289,950 options were granted to Company employees that vest pro-ratably over the next four years.

A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,924,269	$ 23.82
Granted	289,950	13.51		$ 434,925
Exercised	(2,000)	11.81
Forfeited or expired	(19,675)	22.39
Outstanding at March 31, 2006	2,192,544	$ 22.48	5.25 years
Exercisable at March 31, 2006	1,010,060	$ 24.78	3.22 years

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under  SFAS No.123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”  For the three months ended March 31, 2006, the Company recognized total stock-based compensation expense of $1.3 million, comprised of approximately $0.2 million of stock-based compensation in broadcast operating expense, $1.1 million of stock-based compensation in corporate operating expenses and $6,700 in other media expense, as set forth in the accompanying Condensed Consolidated Statement of Operations.

In applying the Black-Scholes option-pricing model, the Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 using the Black-Scholes option-pricing model:

Three Months Ended March 31, 2006

Expected volatility	48.3%
Expected dividends	0.0%
Expected term (in years)	5 - 8
Risk-free interest rate	4.73%

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB No. 25 and related interpretations.  Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.  The following table provides the pro forma net income and pro forma earnings per share disclosures for stock-based awards vested during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied:

Three Months Ended
March 31, 2005

Net income, as reported	$2,392
Add: Stock-based compensation, as reported	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(1,112)
Pro forma net income	$1,280
Earnings per share:
Basic earnings per share - as reported	$0.09
Basic earnings per share - pro forma	$0.05
Diluted earnings per share - as reported	$0.09
Diluted earnings per share - pro forma	$0.05

NOTE 5. OTHER COMPREHENSIVE INCOME (L0SS)

During the three months ended March 31, 2006, the Company recognized other comprehensive income of approximately $1.0 million, net of tax of $0.7 million, related to the change in fair value of its three interest rate swap agreements.  There were no interest rate swap agreements outstanding as of March 31, 2005.

NOTE 6. EQUITY TRANSACTIONS

During the three months ended March 31, 2006, the Company made repurchases of 979,375 shares of its Class A common stock for $15.1 million.  The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.

As discussed in Note 4, the Company adopted SFAS No. 123R as of January 1, 2006.  As a result, $1.3 million of stock-based compensation expense has been recorded to additional paid-in capital for the three months ended March 31, 2006.

NOTE 7. NOTES PAYABLE AND LONG TERM DEBT

      Long-term debt consisted of the following:

	December 31, 2005	March 31, 2006
	(Dollars in thousands)

Term loans under credit facility	$123,875	$123,875
Revolving line of credit under credit facility	6,600	37,600
Swingline credit facility	—	1,578
9% Senior Subordinated Notes due 2011 (1)	96,664	96,538
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Fair value of interest swap	215	—
Capital leases and other loans	142	134
	327,496	359,725
Less current portion	811	810
	$326,685	$358,915

(1)  Includes $2,633  and $2,507 as of December 31, 2005 and March 31, 2006, respectively, of fair value adjustments related to terminated interest rate swaps.  The principal amount outstanding was $94,031 as of December 31, 2005 and March 31, 2006.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2006 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)

2007	$ 810
2008	2,354
2009	38,376
2010	221,647
2011	94,031
357,218
Fair value of interest rate swap	2,507
$ 359,725

NOTE 8. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2006
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$5,496	$(4,448)	$1,048
Favorable and assigned leases	1,582	(1,080)	502
Other amortizable intangible assets	7,169	(2,749)	4,420
	$14,247	$(8,277)	$5,970

	As of December 31, 2005
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$5,419	$(4,062)	$1,357
Favorable and assigned leases	1,581	(1,059)	522
Other amortizable intangible assets	3,970	(2,605)	1,365
	$10,970	$(7,726)	$3,244

      Based on the amortizable intangible assets as of March 31, 2006, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2006 (Apr. 1 – Dec. 31)	$1,614
2007	1,581
2008	1,143
2009	468
2010	341
Thereafter	823
Total	$5,970

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

      Options to purchase 1,536,694 and 2,192,544 shares of Class A common stock were outstanding at March 31, 2005 and 2006, respectively. Diluted weighted average shares outstanding excludes outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Those options are excluded due to their antidilutive effect.

NOTE 10. DERIVATIVE INSTRUMENTS

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

During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the three months ended March 31, 2006 was reduced by $0.1 million related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the three months ended  March 31, 2005, was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

On April 8, 2005, the Company entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of March 31, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $0.4 million.  This amount, net of income tax benefits of approximately $0.2 million, is reflected in other comprehensive income, as the Company designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of March 31, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $0.8 million. This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as the Company designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of March 31, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $1.1 million.  This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of the company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the company's equity securities pursuant to or traceable to that offering.  The complaint alleges that offering documents contained misstatements and omissions regarding the company's fixed assets and internal controls.  The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, and seeks rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provides for a full settlement of these claims in exchange for payment of $1.85 million to be paid by the company and its insurance carrier.  The settlement is subject to certain conditions set forth in the stipulation, including final court approval following notice to the class members. The Court granted Plaintiff's unopposed motion and application for preliminary approval of the settlement on March 27, 2006 and set a schedule for providing notice to the class members.  The hearing on final approval of the settlement is set for June 19, 2006.  During 2005, the Company recognized expenses of $0.7 million related to this settlement.

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

NOTE 12. SEGMENT DATA  (CONTINUED)

	Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Net revenue
Radio broadcasting	$47,522	$49,311
Other media	2,428	3,252
Consolidated net revenue	$49,950	$52,563

Operating expenses before depreciation, amortization and gain on disposal of assets
Radio broadcasting	$30,189	$32,292
Other media	2,377	3,432
Corporate	5,047	6,440
Consolidated operating expenses before depreciation, amortization and gain on disposal of assets	$37,613	$42,164

Operating income from continuing operations before depreciation, amortization and gain on disposal of assets
Radio broadcasting	$17,333	$17,019
Other media	51	(180)
Corporate	(5,047)	(6,440)
Consolidated operating income from continuing operations before depreciation, amortization and gain on disposal of assets	$12,337	$10,399

Depreciation
Radio broadcasting	$2,652	$2,471
Other media	79	87
Corporate	206	248
Consolidated depreciation expense	$2,937	$2,806

Amortization
Radio broadcasting	$224	$228
Other media	137	317
Corporate	4	5
Consolidated amortization expense	$365	$550

Operating income from continuing operations before gain on disposal of assets
Radio broadcasting	$14,457	$14,320
Other media	(165)	(584)
Corporate	(5,257)	(6,693)
Consolidated operating income from continuing operations before gain on disposal of assets	$9,035	$7,043

Total property, plant and equipment, net
Radio broadcasting	$113,130	$118,488
Other media	1,572	2,139
Corporate	3,171	3,324
Consolidated property, plant and equipment, net	$117,873	$123,951

NOTE 12. SEGMENT DATA  (CONTINUED)

	Three months ended
	March 31,
	2005	2006
Goodwill
Radio broadcasting	$4,703	$5,124
Other media	12,100	12,993
Corporate	—	—
Consolidated goodwill	$16,803	$18,117

Reconciliation of operating income from continuing operations before depreciation, amortization and gain (loss) on disposal of assets to income from continuing operations before income taxes
	Three Months Ended
	March 31,
	2005	2006
	(Dollars in thousands)
Operating income from continuing operations before depreciation, amortization and gain (loss) on disposal of assets	$12,337	$10,399
Depreciation expense	(2,937)	(2,806)
Amortization expense	(365)	(550)
Interest income	23	46
Gain on disposal of assets	40	3,529
Interest expense	(5,112)	(6,588)
Other expense, net	(68)	(172)
Income from continuing operations before income taxes	$3,918	$3,858

NOTE 13. CONSOLIDATING FINANCIAL STATEMENTS

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“HoldCo”) as the issuer of the 9% Notes and the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9% Notes and the 7¾% Notes. HoldCo and Salem Communications Acquisition Corporation (“AcquisitionCo”) are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. OnePlace, LLC and CCM Communications, Inc., are aggregated and collectively referred to as “Other Media.”  The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of March 31, 2006, amounted to $151.3 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $40.8 million of amounts due from Salem and AcquisitionCo as of March 31, 2006.

NOTE 13. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of March 31, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ 22	$ 1,910	$ (1,237)	$ —	$ 695
Accounts receivable, net	—	1,538	1,554	26,720	(65)	29,747
Other receivables	—	—	3	1,524	(829)	698
Prepaid expenses	—	48	117	2,259	—	2,424
Discontinued Operations	—	758	—	—	—	758
Deferred income taxes	—	(109)	(136)	5,070	47	4,872
Total current assets	—	2,257	3,448	34,336	(847)	39,194
Investment in subsidiaries	237,818	—	—	—	(237,818)	—
Property, plant and equipment, net	—	4,449	1,880	117,622	—	123,951
Broadcast licenses	—	94,473	—	376,971	—	471,444
Goodwill	—	8	11,062	7,047	—	18,117
Other indefinite-lived intangible assets	—	—	2,728	—	—	2,728
Amortizable intangible assets, net	—	—	4,300	1,670	—	5,970
Bond issue costs	—	—	—	2,592	—	2,592
Bank loan fees	—	—	—	3,473	—	3,473
FV of interest rate swap	—	—	—	2,255	—	2,255
Intercompany receivables	47,384	5,944	—	43,072	(96,400)	—
Other assets	—	—	48	2,620	—	2,668
Total assets	$ 285,202	$ 107,131	$ 23,466	$ 591,658	$ (335,065)	$ 672,392

NOTE 13. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of March 31, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	$ 577	$ 13	$ (1)	$ (127)	$ —	$ 462
Accrued expenses	—	313	568	5,298	(69)	6,110
Accrued compensation and related expenses	1	144	493	5,860	—	6,498
Accrued interest	—	—	—	5,663	—	5,663
Income taxes payable	—	2	7	(451)	483	41
Deferred revenue	—	—	2,569	378	—	2,947
Current portion of long-term debt and capital lease obligations	—	—	—	810	—	810
Total current liabilities	578	472	3,636	17,431	414	22,531
Intercompany payables	46,736	15,490	30,948	275	(93,449)	—
Long-term debt and capital lease obligations, less current portion	—	58	—	358,857	—	358,915
Deferred income taxes	(1,166)	(3,293)	(3,316)	55,489	(4,212)	43,502
Deferred revenue	—	—	58	7,074	—	7,132
Other liabilities	—	—	—	1,258	—	1,258
Stockholders’ equity	239,054	94,404	(7,860)	151,274	(237,818)	239,054
Total liabilities and stockholders’ equity	$ 285,202	$ 107,131	$ 23,466	$ 591,658	$ (335,065)	$ 672,392

NOTE 13. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$ 2,926	$ —	$ 47,000	$ (615)	$ 49,311
Other media revenue	—	—	3,508	—	(256)	3,252
Total revenue	—	2,926	3,508	47,000	(871)	52,563
Operating expenses:
Broadcasting operating expenses	—	2,277	—	30,483	(468)	32,292
Other media operating expenses	—	—	3,961	(126)	(403)	3,432
Corporate expenses	—	—	—	6,440	—	6,440
Depreciation and amortization	—	143	289	2,924	—	3.356
Gain on disposal of assets	—	—	—	(3,529)	—	(3,529)
Total operating expenses	—	2,420	4,250	36,192	(871)	41,991
Operating income (loss)	—	506	(742)	10,808	—	10,572
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	2,468	—	—	—	(2,468)	—
Interest income	1,620	—	—	1,799	(3,451)	46
Interest expense	(1,236)	(1,543)	(518)	(6,664)	3,451	(6,588)
Other expense, net	—	—	—	(172)	—	(172)
Income (loss) before income taxes	2,852	(1,037)	(1,260)	5,771	(2,468)	3,858
Provision (benefit) for income taxes	137	(373)	(416)	2,198	—	1,546
Net income (loss) before discontinued operations	2,715	(664)	(844)	3,573	(2,468)	2,312
Discontinued operations	—	(1)	—	404	—	403
Net income (loss)	2,715	(665)	(844)	3,977	(2,468)	2,715
Other comprehensive income	1,036	—	—	1,036	(1,036)	1,036
Comprehensive income (loss)	$ 3,751	$ (665)	$ (844)	$ 5,013	$ (3,504)	$ 3,751

 NOTE 14. SUBSEQUENT EVENTS

On April 27, 2006, the Company entered an agreement to exchange selected assets of KHCM-AM, Honolulu, Hawaii plus $1.0 million of cash for selected assets of KORL-AM, Honolulu, Hawaii.  The Company expects the transaction to close in the third quarter of 2006.

On April 28, 2006, the Company acquired the Internet website, Townhall.com, and its related operations for $5.0 million.

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

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk. We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® is a national radio advertising sales firm with offices in 13 U.S. cities. Additionally, Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, and Salem Publishing™, a leading publisher of Christian magazines, are owned and operated by Salem.

Our principal business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family-themed and conservative values programming. Our national presence gives advertisers a station platform that is a unique and a powerful way to reach a Christian audience.  We program 44 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 34 News Talk and 14 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

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

      As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds generally with quarterly fluctuations in the retail advertising industry. Quarterly revenue from the sale of block programming time does not tend to vary significantly, however, because program rates are generally set on a per program aired basis.

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

      The primary operating expenses incurred in the ownership and operation of our radio stations include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotion expenses, and (iv) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

      Salem Web Network™, our Internet business, earns its revenue from sales of streaming services, sales of banner advertising and sponsorships on the Internet, and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in, and subscriptions to, its publications. The revenue and related operating expenses of these businesses are reported as “other media” on our Condensed Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2006	% Change
Net broadcasting revenue	$ 47,522	$ 49,311	3.8%
Other media revenue	2,428	3,252	33.9%
Total revenue	49,950	52,563	5.2%
Operating expenses:
Broadcasting operating expenses	30,189	32,292	7.0%
Other media operating expenses	2,377	3,432	44.4%
Corporate expenses	5,047	6,440	27.6%
Depreciation and amortization	3,302	3,356	1.6%
Gain on disposal of assets	(40)	(3,529)	8722.5%
Total operating expenses	40,875	41,991	2.7%
Operating income from continuing operations	9,075	10,572	16.5%
Other income (expense):
Interest income	23	46	100%
Interest expense	(5,112)	(6,588)	28.9%
Other expense, net	(68)	(172)	152.9%
Income from continuing operations before income taxes	3,918	3,858	(1.5%)
Provision for income taxes	1,460	1,546	5.9%
Net income from continuing operations	2,458	2,312	(5.9%)
Income (loss) from discontinued operations, net of tax	(66)	403	(710.6%)
Net income	$ 2,392	$ 2,715	13.5%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended
	March 31,
	2005	2006
Net broadcasting revenue	95%	94%
Other media revenue	5%	6%
Total revenue	100%	100%
Operating expenses:
Broadcasting operating expenses	61%	61%
Other media operating expenses	5%	7%
Corporate expenses	10%	12%
Depreciation and amortization	6%	6%
Gain on disposal of assets	—%	(6)%
Total operating expenses	82%	80%
Operating income from continuing operations	18%	20%
Other income (expense):
Interest income	—%	—%
Interest expense	(10)%	(13)%
Other expense, net	—%	—%
Income from continuing operations before income taxes	8%	7%
Provision for income taxes	3%	3%
Net income from continuing operations	5%	4%
Income(loss) from discontinued operations, net of tax	—%	1%
Net income	5%	5%

 Three months ended March 31, 2006 compared to three months ended March 31, 2005

NET BROADCASTING REVENUE.      Net broadcasting revenue increased $1.8 million or 3.8% to $49.3 million for the three months ended March 31, 2006 from $47.5 million for the same quarter of the prior year.  On a same station basis, net revenue improved $0.3 million or 0.6% to $46.9 million for the three months ended March 31, 2006 from $46.6 million for the same quarter of the prior year.  The growth in total net broadcasting revenue is primarily attributable to an increase in our News Talk format revenue of $1.0 million and in our Christian Teaching and Talk format of $0.7 million.  Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 51.1% for the three months ended March 31, 2006 from 53.2% for the same quarter of the prior year.  Block programming revenue as a percentage of our gross broadcasting revenue increased to 35.8% for the three months ended March 31, 2006 from 33.1% for the same quarter of the prior year.  This change in our revenue mix was primarily due to an increase in the number of our Christian Teaching and Talk radio stations.

      OTHER MEDIA REVENUE.       Other media revenue increased $0.9 million or 33.9% to $3.3 million for the three months ended March 31, 2006 from $2.4 million for the same quarter of the prior year.  This increase is primarily attributable to increased Internet display advertising of $0.2 million and magazine advertising revenue of $0.2 million, as well as our acquisition of Churchstaffing.com in the fourth quarter of 2005.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $2.1 million or 7.0% to $32.3 million for the three months ended March 31, 2006 from $30.2 million for the same quarter of the prior year.  On a same station basis, broadcasting operating expenses increased $0.2 million or 0.8% to $29.4 million for the three months ended March 31, 2005 from $29.2 million for the same quarter of the prior year. The increase in total broadcasting operating expenses is primarily attributable to higher payroll and related costs of $0.9 million, an increase in facility related expenses of $0.3 million, and an increase in production and programming expenses of $0.2 million, all due to radio stations recently acquired.  Additionally, $0.2 million of non-cash stock-based compensation expense associated with the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” on January 1, 2006 was recognized for the three months ended March 31, 2006.

      OTHER MEDIA OPERATING EXPENSES.    Other media operating expenses increased $1.0 million or 44.4% to $3.4 million for the three months ended March 31, 2006 from $2.4 million for the same quarter of the prior year. The increase is attributable primarily to costs associated with our acquisition of Churchstaffing.com in the fourth quarter of 2005, our acquisition of CrossDaily.com in the first quarter of 2006 and our acquisition of the Singing News Magazine in the first quarter of 2006.

      CORPORATE EXPENSES.      Corporate expenses increased $1.4 million or 27.6% to $6.4 million for the three months ended March 31, 2006 from $5.0 million for the same quarter of the prior year.  The increase is primarily attributable to $1.1 million of stock-based compensation expense associated with the implementation of SFAS No. 123R – Share Based Payment on January 1, 2006 and higher overhead costs of $0.3 million.

      DEPRECIATION AND AMORTIZATION.       Depreciation expense decreased $0.1 million or 4.5% to $2.8 million for the three months ended March 31, 2006 from $2.9 million for the same quarter of the prior year.  The decrease is due to fixed asset disposals partially offset by depreciation of assets acquired.  Amortization expense increased $0.2 million or 50.7% to $0.6 million for the three months ended March 31, 2006 from $0.4 million for the same quarter of the prior year.   The increase is primarily attributable to the amortization of intangible assets acquired in the first quarter of 2006 with the acquisitions of the Singing News, Crossdaily.com, WLQV-AM, Detroit, Michigan, WTLN-AM, Orlando, Florida and WHIM-AM, Orlando, Florida.

      GAIN ON DISPOSAL OF ASSETS.     Gain on disposal of assets of $3.5 million for the three months ended March 31, 2006 was due to the exchange of selected assets of KNIT-AM, Dallas, Texas for selected assets of WORL-AM, Orlando, Florida.  The exchange was recognized according to the provisions of SFAS No.153.  The gain on disposal of assets of $40,000 for the same quarter of the prior year represents insurance proceeds received on claims for assets previously written off, net of those amounts reclassified to discontinued operations for WBTK-AM, Richmond, Virginia as described in Note 2 and Note 3.

      OTHER INCOME (EXPENSE).       Interest income of approximately $46,000 and $23,000 for the three months ended March 31, 2006 and 2005, respectively, was primarily from interest earned on excess cash.  Interest expense increased $1.5 million or 28.9% to $6.6 million for the three months ended March 31, 2006 from $5.1 million for the same quarter of the prior year. The increase is primarily due to increased borrowings on our bank credit facilities associated with acquisition and share repurchase activity and higher interest rates under our credit facilities.  Other expense, net, was $0.2 million for the three months ended March 31, 2006 and $0.1 million for the same quarter of the prior year and was comprised primarily of bank commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $1.5 million for the three months ended March 31, 2006 and for the same quarter of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 40.1% for the three months ended March 31, 2006 and 37.3% for the same quarter of the prior year. For the quarters ended March 31, 2006 and 2005, the effective tax rate differs from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards. The increase in the rate for 2006 as compared to 2005 is due to the impact of stock option compensation that is not deductible for tax purposes.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.    Income from discontinued operations was $0.4 million for the three months ended March 31, 2006.  This amount includes the operating losses of WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio through the date of exchange, a gain on the exchange of the assets of these stations, and the operating loss of WBTK-AM, Richmond, Virginia for the three months ended March 31, 2006.  The $66,000 loss recognized for the same quarter of the prior year represent the operating results of WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio and WBTK-Richmond, Virginia for conformity to the current period presentation.

      NET INCOME. We recognized net income of $2.7 million for the three months ended March 31, 2006 as compared to net income of $2.4 million for the same quarter of the prior year. The increase is primarily attributable to an increase in operating income of $1.5 million and a gain on discontinued operations $0.4 million offset by an increase in interest expense of $1.5 million.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income (“SOI”) as net broadcasting revenue less broadcasting operating expenses.

      SOI is not a measure of performance calculated in accordance with GAAP; as a result, it should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of GAAP. Management believes that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, our management uses SOI as one of the key measures of operating efficiency and profitability. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. SOI as defined by and used by our company is not necessarily comparable to similarly titled measures employed by other companies.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

      STATION OPERATING INCOME.       SOI decreased $0.3 million or 1.8 % to $17.0 million for the three months ended March 31, 2005 from $17.3 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, SOI was 34.5% for the quarter ended March 31, 2006 and 36.5% for the same quarter of the prior year. On a same station basis, SOI remained at $17.4 million for the three months ended March 31, 2006 and for the same quarter of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 37.2% for the three months ended March 31, 2006 from 37.3% for the same quarter of the prior year.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the quarters ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)
Station operating income	$ 17,333	$ 17,019
Plus other media revenue	2,428	3,252
Less other media operating expenses	(2,377)	(3,432)
Less depreciation and amortization	(3,302)	(3,356)
Plus gain on disposal of assets	40	3,529
Less corporate expenses	(5,047)	(6,440)
Operating income	$ 9,075	$ 10,572

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

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $4.6 million as of March 31, 2006, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

Our classification of borrowings under our credit facilities as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facilities and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facilities or it may become necessary to seek an amendment to our credit facilities. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilities, or a further amendment of our credit facilities becoming necessary.  As of March 31, 2006, we were and remain in compliance with all of our debt covenants.

Stock-Based Compensation

Beginning in fiscal year 2006, the Company accounts for share-based compensation arrangements in accordance with the provisions of SFAS No. 123R, “Share-Based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company’s employee stock options, however, have characteristics significantly different from those of traded options. For example, employee stock options are generally subject to vesting restrictions and are generally not transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the expected life of an option and the number of awards ultimately expected to vest. Changes in subjective input assumptions can materially affect the fair value estimates of an option. Furthermore, the estimated fair value of an option does not necessarily represent the value that will ultimately be realized by an employee. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

In accordance with SFAS No. 123R, the Company records compensation expense for stock awards based on the estimated fair value of the award on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the award date multiplied by the number of awards expected to vest. The number of awards expected to vest is based on the number of awards granted adjusted by estimated forfeiture rates. The total compensation cost is then recognized ratably over the vesting period. If actual forfeiture rates are not consistent with the Company’s estimates, the Company may be required to increase or decrease compensation expenses in future periods.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities, and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under the credit facilities, operating cash flow and possibly through the sale of assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and our senior subordinated notes from operating cash flow, borrowings under our credit facilities and, if necessary, proceeds from the sale of selected assets. We believe that cash on hand, cash flow from operations and borrowings under the credit facilities will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

      Cash. Cash and cash equivalents were $0.7 million on March 31, 2006. Working capital was $16.7 million on March 31, 2006. During the quarter ended March 31, 2006, we made net borrowings of $32.6 million under our credit facilities and used $24.1 million to acquire selected assets of four radio stations, one Internet business and one magazine business.

      Net cash provided by operating activities decreased to $8.4 million for the three months ended March 31, 2006 compared to $13.0 million for the same quarter of the prior year, primarily due to a decrease in net income from continuing operations of $0.1 million, a gain of $3.5 million on the disposal of assets in the quarter ended March 31, 2006 and a decrease in the change in deferred revenue of $2.1 million.

      Net cash used in investing activities decreased to $29.2 million for the three months ended March 31, 2006 compared to $45.0 million for the same quarter of the prior year. The decrease is primarily due to lower cash outlays for acquisitions in the first quarter of 2006 compared to 2005.

      Net cash provided by financing activities was $17.4 million for the three months ended March 31, 2006 compared to net cash provided by financing activities of $26.9 million for the same quarter of the prior year. The change was primarily due to cash outflows of $15.1 million during the first quarter of 2006 to repurchase our Class A common stock offset by increased borrowings of $9.5 million for the three months ended March 31, 2006 compared to the same quarter of the prior year.

      Credit Facilities.  Our wholly-owned subsidiary, Salem Holding, is the borrower under our credit facilities. On July 7, 2005, the credit facilities were amended to, among other things, add a $150.0 million delayed-draw term loan C facility (“term loan C facility”).  The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $150.0 million term loan C facility. As of March 31, 2006, the borrowing capacity and aggregate commitments was $75.0 million under our revolving credit facility, $73.9 million under our term loan B facility and $150.0 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of March 31, 2006, we could borrow $27.8 million under our credit facilities.

At March 31, 2006, $73.9 million was outstanding under the term loan B facility, $50.0 million was outstanding under the term loan C facility and $37.6 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At March 31, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.01%.

The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”).

Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 5.78 to 1 as of March 31, 2006. The ratio will decline periodically until December 31, 2006, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under our credit facilities at March 31, 2006, on a pro forma basis, was 6.3 to 1.

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

      As of March 31, 2006, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

     Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”).  As collateral for the Swingline, the company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of March 31, 2006, $1.6 million was outstanding under the Swingline.

      As of March 31, 2006, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

      As of March 31, 2006, we were and remain in compliance with all of the covenants under the indenture for the 9% Notes.

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

      As of March 31, 2006, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31, 2005	March 31, 2006
	(Dollars in thousands)

Term loan under credit facility	$123,875	$123,875
Revolving line of credit under credit facility	6,600	37,600
Swingline credit facility	--	1,578
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011 (1)	96,664	96,538
Fair market value of interest rate swap agreement	215	—
Capital leases and other loans	142	134
	327,496	359,725
Less current portion	(811)	(810)
	$326,685	$358,915

(1) Includes $3,408 and $2,507 as of March 31, 2005 and 2006, respectively, of fair value adjustments related to a terminated interest rate swap.

Off-balance sheet arrangements

      At March 31, 2006 and 2005, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes will mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which will be amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the three months ended March 31, 2006, was reduced by $0.1 million, related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the three months ended  March 31, 2005 was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

On April 8, 2005, we entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of March 31, 2006, we recorded an asset for the fair value of the interest swap of approximately $0.4 million.  This amount, net of income tax benefits of approximately $0.2 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million we will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of March 31, 2006, we recorded an asset for the fair value of the interest swap of approximately $0.8 million. This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of March 31, 2006, we recorded an asset for the fair value of the interest swap of approximately $1.1 million.  This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

MARKET RISK

      In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of March 31, 2006, we had borrowed $163.1 million under the credit facilities. As of March 31, 2006, we could borrow up to an additional $27.8 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facilities, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. As of March 31, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.01%. At March 31, 2006, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.6 million on an annualized basis.

     In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.0 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of March 31, 2006, with an aggregate fair value of $201.0 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $193.2 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $209.2 million.

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of the company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the company's equity securities pursuant to or traceable to that offering.  The complaint alleges that offering documents contained misstatements and omissions regarding the company's fixed assets and internal controls.  The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, and seeks rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provides for a full settlement of these claims in exchange for payment of $1.85 million to be paid by the company and its insurance carrier.  The settlement is subject to certain conditions set forth in the stipulation, including final court approval following notice to the class members. The Court granted Plaintiff's unopposed motion and application for preliminary approval of the settlement on March 27, 2006 and set a schedule for providing notice to the class members.  The hearing on final approval of the settlement is set for June 19, 2006.  During 2005, the Company recognized expenses of $0.7 million related to this settlement.

ITEM 1A.  RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company made repurchases of 979,375 shares of its Class A common stock for $15.1 million pursuant to a $50.0 million share repurchase program.  The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem Communications Class A common stock.  The amount we may repurchase may be limited by certain restrictions under our credit facilities.   The following table provides information on our repurchases for the three months ended March 31, 2006:

Repurchases of Class A Common Stock
			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of		as Part of	That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January 1 - January 31, 2006	544,592	$ 16.55	544,592	$ 29,447,407
February 1 – February 28, 2006	283,323	14.58	283,323	25,317,837
March 1 – March 31, 2006	151,460	13.24	151,460	23,311,930
	979,375		979,375

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

4.16	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.15). (6)
4.17	Form of Note Guarantee (filed as part of exhibit 4.15). (6)
4.18	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein. (6)
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
May 10, 2006
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2006
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

Dated: May 10, 2006

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

Dated: May 10, 2006

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as President and Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2006
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2006
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