Form 10-Q
period 2006-08-09
SALEM COMMUNICATIONS CORP /DE/
filed 2006-08-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer [   ]

Accelerated filer  [X ]

Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes [   ]    No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2006
Common Stock, $0.01 par value per share	18,793,824 shares

Class B	Outstanding at August 1, 2006
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	June 30, 2006
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,979	$730
Accounts receivable (less allowance for doubtful accounts of $7,215 in 2005 and $7,815 in 2006)	30,953	31,125
Other receivables	1,579	895
Prepaid expenses	2,468	2,630
Deferred income taxes	4,614	4,798
Assets of discontinued operations	12,456	10,838
Total current assets	56,049	51,016
Property, plant and equipment, net	116,245	126,018
Broadcast licenses	443,092	475,510
Goodwill	16,803	20,568
Other indefinite-lived intangible assets	—	2,892
Amortizable intangible assets (net of accumulated amortization of $7,726 in 2005 and $9,029 in 2006)	3,244	10,179
Bond issue costs	2,742	2,442
Bank loan fees	3,709	3,474
Fair value of interest rate swap	743	3,744
Other assets	3,303	3,509
Total assets	$645,930	$699,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$2,049
Accrued expenses	5,606	5,718
Accrued compensation and related expenses	6,461	6,709
Income taxes payable	—	157
Accrued interest	5,429	6,019
Deferred revenue	1,903	3,189
Current portion of long-term debt and capital lease obligations	811	94,840
Total current liabilities	20,658	118,681
Long-term debt and capital lease obligations, less current portion	326,685	265,173
Deferred income taxes	40,810	51,440
Deferred revenue	7,304	7,696
Other liabilities	1,355	3,537
Total liabilities	396,812	446,527
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,410,992 issued and 19,771,199 outstanding at December 31, 2005 and 20,412,992 issued and 18,793,824 outstanding at June 30, 2006	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	217,036	219,681
Retained earnings	43,043	57,324
Treasury stock	(11,539)	(26,688)
Accumulated other comprehensive income	318	2,248
Total stockholders’ equity	249,118	252,825
Total liabilities and stockholders’ equity	$645,930	$699,352
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net broadcasting revenue	$ 50,646	$ 53,381	$ 97,608	$ 102,155
Non-broadcast revenue	2,740	4,684	5,168	7,936
Total revenue	53,386	58,065	102,776	110,091
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $282 and $337 for the quarters ended June 30, 2005 and 2006, respectively, and $555 and $614 for the six months ended June 30, 2005 and 2006, respectively, paid to related parties)	30,536	33,498	60,018	65,192
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	2,494	3,827	4,871	7,259
Corporate expenses, exclusive of depreciation and amortization shown below (including $95 and $52 for the quarters ended June 30, 2005 and 2006, respectively, and $157 and $150 for the six months ended June 30, 2005 and 2006, respectively, paid to related parties)	4,936	6,256	9,983	12,696
Litigation costs	650	—	650	—
Depreciation and amortization (including $243 and $524 for the quarters ended June 30 2005 and 2006, respectively, and $459 and $813 for the six months ended June 30, 2005 and 2006, respectively for non-broadcast businesses)	3,355	3,866	6,606	7,161
(Gain) loss on disposal of assets	55	(15,510)	15	(19,039)
Total operating expenses	42,026	31,937	82,143	73,269
Operating income from continuing operations	11,360	26,128	20,633	36,822
Other income (expense):
Interest income	22	—	45	46
Interest expense	(5,593)	(6,779)	(10,705)	(13,367)
Other expense, net	(71)	(174)	(139)	(346)
Income from continuing operations before income taxes	5,718	19,175	9,834	23,155
Provision for income taxes	2,042	7,584	3,579	9,178
Income from continuing operations	3,676	11,591	6,255	13,977
Income (loss) from discontinued operations, net of tax	(123)	(25)	(310)	304
Net income	$ 3,553	$ 11,566	$ 5,945	$ 14,281
Other comprehensive income (loss), net of tax	(1,326)	894	(1,326)	1,930
Comprehensive income	$ 2,227	$ 12,460	$ 4,619	$ 16,211
Basic earnings per share from continuing operations	$ 0.14	$ 0.48	$ 0.24	$ 0.57
Income (loss) per share from discontinued operations	—	—	(0.01)	0.01
Basic earnings per share	$ 0.14	$ 0.48	$ 0.23	$ 0.58
		—		—
Diluted earnings per share from continuing operations	$ 0.14	$ 0.48	$ 0.24	$ 0.57
Income (loss) per share from discontinued operations	—	(0.01)	(0.01)	0.01
Diluted earnings per share	$ 0.14	$ 0.47	$ 0.23	$ 0.58

Basic weighted average shares outstanding	25,887,299	24,347,520	25,925,453	24,516,432
Diluted weighted average shares outstanding	25,939,455	24,356,275	25,981,055	24,525,718

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS,)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2006
OPERATING ACTIVITIES
Income from continuing operations	$6,255	$13,977
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	—	2,620
Tax benefit related to stock options exercised	6	—
Depreciation and amortization	6,606	7,161
Amortization of bond issue costs and bank loan fees	716	535
Amortization and accretion of financing items	(433)	(252)
Provision for bad debts	1,413	1,699
Deferred income taxes	3,273	9,160
(Gain) loss on disposal of assets	15	(19,039)
Changes in operating assets and liabilities:
Accounts receivable	(2,542)	(1,106)
Prepaid expenses and other current assets	1,046	(146)
Accounts payable and accrued expenses	(1,157)	2,565
Deferred revenue	3,888	1,078
Other liabilities	111	(189)
Income taxes payable	—	157
Net cash provided by continuing operating activities	19,197	18,220
INVESTING ACTIVITIES
Capital expenditures	(7,585)	(11,258)
Deposits on radio station acquisitions	(150)	—
Purchases of radio station assets	(40,271)	(19,229)
Purchase of Internet and magazine businesses	(3,407)	(10,509)
Proceeds from sale of property, plant and equipment	62	2,106
Other	639	(206)
Net cash used in investing activities of continuing operations	(50,712)	(39,096)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable	30,150	35,000
Repurchase of Class A common stock	(3,784)	(15,149)
Payments of long-term debt and notes payable	(3,400)	(2,002)
Proceeds from exercise of stock options	32	24
Tax benefit related to stock options exercised	—	1
Payments on capital lease obligations	(13)	(14)
Payments of costs related to bank credit facility and debt financing	24	—
Proceeds from interest rate swap termination	3,730	—
Net cash provided by financing activities	26,739	17,860

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(113)	(231)
Investing cash flows	13	(2)
Total cash outflow from discontinued operations	(100)	(233)

Net decrease in cash and cash equivalents	(4,876)	(3,249)
Cash and cash equivalents at beginning of year	10,994	3,979
Cash and cash equivalents at end of period	$6,118	$730
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,309	$12,459
Income taxes	$149	$76
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

Information with respect to the three months and six months ended June 30, 2005 and 2006 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

      The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2005 financial statements have been reclassified to conform to the current period presentation.  These reclassifications include the accounting for WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations as discussed in Note 3.  The accompanying Condensed Consolidated Balance Sheet reflects the net assets of these stations as “Assets of discontinued operations” as of December 31, 2005.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations.  Accordingly, the accompanying Condensed Consolidated Statement of Operations reflects the results of these stations as discontinued operations for the three and six months ended June 30, 2005.  The assets of WTSJ-AM and WBOB-AM were sold on February 10, 2006, and the results of operations for 2006 are presented as discontinued operations though the date of the sale.  The results of operations of WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM, are presented as discontinued operations for the three and six months ended June 30, 2006.

NOTE 3. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During the six months ended June 30, 2006, the Company completed the following transactions:

Acquisition Date	Station(s)	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
January 23, 2006	WTLN-AM and WHIM-AM	Orlando, FL	$10,000	No
February 3, 2006	WORL-AM	Orlando, FL	3,998	Yes
February 10, 2006	WLQV-AM	Detroit, MI	8,813	No
May 12, 2006	KKFS-FM	Sacramento, CA	21,835	Yes
			$44,646

The purchase price has been allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 4,233
Amortizable intangible assets	406
Goodwill	211
Broadcast licenses	39,796
$ 44,646

The accompanying Condensed Consolidated Balance Sheet includes the acquired assets and liabilities of each acquired entity as of their respective date of acquisition.  With the exception of WTLN-AM, WHIM-AM, and KKFS-FM, the results of operations are included the accompanying Condensed Consolidated Statement of Operations as of the date of acquisition.  The operating results for each of WTLN-AM and WHIM-AM were included in the accompanying Condensed Consolidated Statement of Operations as of October 1, 2005, the date on which the Company began operating each station under a local marketing agreement (“LMA”) with the seller pending approval of the acquisition by the Federal Communication Commission (“FCC”).   The operating results of KKFS-FM were included in the accompanying Condensed Consolidated Statement of Operations as of July 28, 2005, the date on which the Company began operating the station under an LMA agreement with the seller pending approval of the exchange by the FCC.

On February 3, 2006, the Company exchanged selected assets of radio station KNIT-AM, Dallas, Texas, for selected assets of WORL-AM, Orlando, Florida.  The exchange was accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” which was adopted as of January 1, 2006, and resulted in a pre-tax gain on the exchange of $3.5 million.

On February 10, 2006, the Company exchanged selected assets of radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash for selected assets of radio station WLQV-AM, Detroit, Michigan.  The accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 reflects WTSJ-AM and WBOB-AM as discontinued operations through the date of the sale.  All prior periods, including the three and six months ended June 30, 2005, have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.  The exchange was accounted for under SFAS No. 153, and resulted in a pre-tax gain on the exchange of $0.4 million, net of taxes.

 The Company entered into an agreement on February 10, 2006 to sell radio station WBTK-AM, Richmond, Virginia.  The accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 reflects WBTK-AM as a discontinued operation.  All prior periods, including the three and six months ended June 30, 2005, have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.  The Company expects this transaction to close in the third quarter of 2006.

On May 12, 2006, the Company exchanged selected assets of radio station KLMG-FM, Sacramento, California, for selected assets of radio station KKFS-FM, Sacramento, California. The exchange was accounted for under SFAS No. 153, which was adopted as of January 1, 2006, and resulted in a gain on the exchange of $14.6 million.  Additionally, the Company sold selected assets of KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.

On May 31, 2006, the Company sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million.

During June 2006, the Company entered into agreements to sell selected assets of WITH-AM, Baltimore, Maryland for $3.3 million and WBGB-FM, Jacksonville, Florida for $7.7 million.  The Company expects the Baltimore, Maryland transaction to close in the fourth quarter of 2006.  The Jacksonville, Florida transaction is expected to close in the second half of 2006, subject to approval of the FCC.  The Company has a plan in place to sell selected assets of the other radio stations currently operating in the Jacksonville, Florida market.  The accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006, reflects the results of these stations as discontinued operations.  All prior periods, including the three and six months ended June 30, 2005, have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.

Other Completed Transactions:

On January 1, 2006, the Company acquired The Singing News, a Christian music publication, and its related operations for $4.4 million, which includes $0.2 million of goodwill and $0.6 of deferred revenue liabilities assumed.

On February 13, 2006, the Company acquired the Internet website CrossDaily.com and its related operations for $2.3 million, which includes $0.6 million of goodwill.

On April 28, 2006, the Company acquired the Internet website Townhall.com and its related operations for $5.0 million, upon which a $2.6 million dollar note was issued.  The purchase price includes $1.3 million of goodwill.

On June 1, 2006, the Company acquired Preaching Magazine and its companion web properties and related operations for $0.3 million, which includes $10,000 of goodwill.

On June 1, 2006, the Company acquired Xulon Press, an on-demand digital publisher of books targeting the Christian audience, and its related operations, for $1.5 million, which includes $0.1 million of goodwill and $0.7 million of deferred revenue liabilities.

The purchase price has been allocated as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 391
Amortizable intangible assets	8,073
Goodwill	2,099
Mastheads	2,892
$ 13,455

Other Pending Transactions:

On April 27, 2006, the Company entered into an agreement to exchange selected assets of radio station KHCM-AM, Honolulu, Hawaii and additional consideration of $1.0 million for selected assets of radio station KORL-AM, Honolulu, Hawaii.  The Company anticipates this transaction will close in the third quarter of 2006.

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

The Company adopted SFAS No. 123R using the modified prospective transition method.  Under this transition method, compensation expense recognized during the six months ended June 30, 2006, includes (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.  SFAS No. 123R also requires a classification change in the statement of cash flows, whereby the income tax benefits from stock option exercises are reported as a financing cash flow rather than an operating cash flow as previously reported.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in the FASB staff position for calculating the tax effects of share-based compensation according to SFAS No. 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statement of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123R.

Stock Options

The Company has one stock option plan, The Amended and Restated 1999 Stock Incentive Plan (the “Plan”), which allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan.  The Company generally awards options for a fixed number of shares at an option price equal to the market price at the date of grant with a four or five year vesting period.  Options have a term of five years from the vesting date.  As of January 1, 2006, the date the Company adopted SFAS No. 123R, there were 1,924,269 outstanding stock options, of which 1,024,385 were vested.   During the six months ended June 30, 2006, the Company granted 344,950 options that vest pro-ratably over the next four years.

A summary of option activity under the Plan as of June 30, 2006, and changes during the period then ended, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,924,269	$ 23.82
Granted	344,950	13.67
Exercised	(2,000)	11.81		$ 3,460
Forfeited or expired	(87,300)	22.85
Outstanding at June 30, 2006	2,179,919	$ 22.27	4.97 years
Exercisable at June 30, 2006	1,309,667	$ 25.23	3.42 years

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

The following table reflects compensation expense recorded during the three and six months ended June 30, 2006 in accordance with SFAS 123R (in thousands):

Stock-Based Compensation Expense	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	Dollars in thousands
Stock-based compensation expense included in corporate expenses in the condensed consolidated statements of operations	$1,123	$2,218
Stock-based compensation expense included in broadcast operating expenses in the condensed consolidated statements of operations	166	373
Stock-based compensation expense included in non-broadcast operating expenses in the condensed consolidated statements of operations	22	29
Total stock-based compensation expense included in the condensed consolidated statements of operations	$1,311	$2,620

In applying the Black-Scholes option-pricing model, the Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2006 using the Black-Scholes option-pricing model:

Six Months Ended June 30, 2006

Expected volatility	49.0%
Expected dividends	0.0%
Expected term (in years)	5 - 8
Risk-free interest rate	5.15%

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$3,553	$5,945
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(171)	(1,299)
Pro forma net income	$3,382	$4,646
Earnings per share:
Basic earnings per share - as reported	$0.14	$0.23
Basic earnings per share - pro forma	$0.13	$0.18
Diluted earnings per share - as reported	$0.14	$0.23
Diluted earnings per share - pro forma	$0.13	$0.18

NOTE 5. OTHER COMPREHENSIVE INCOME

During the quarter ended June 30, 2006, the Company recorded other comprehensive income of $0.9 million, net of tax of $0.6 million, related to the change in fair value of its three cash flow hedges.  For the six months ended June 30, 2006, the Company recorded other comprehensive income of $1.9 million, net of taxes of $1.3 million, related to the change in fair value of its three cash flow hedges.  For the three and six months ended June 30, 2005, the company recorded other comprehensive losses of $1.3 million, net of tax of $0.8 million, related to the change in value of its three cash flow hedges.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on January 1, 2007, and is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

NOTE 7. EQUITY TRANSACTIONS

The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.

During the three month period ended June 30, 2006, the Company did not repurchase shares of its Class A common stock.  For the six month period ended June 30, 2006, the Company made repurchases of 979,375 shares of its Class A common stock for $15.1 million.  Through June 30, 2006, 1,619,168 shares have been repurchased at an average cost of $16.48 per share.

During the six month period ended June 30, 2005, Salem made repurchases of 210,319 shares its Class A common stock for approximately $3.8 million pursuant to a $25.0 million share repurchase program adopted by Salem’s Board of Directors in September 2004.

As discussed in Note 4, the Company adopted SFAS No. 123R as of January 1, 2006.  As a result, $1.3 million and $2.6 million of stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2006, respectively.

      NOTE 8. NOTES PAYABLE AND LONG TERM DEBT

On June 9, 2006, the Company amended its credit facilities.  The primary modifications to the credit agreement included:  increasing the loan commitments to $315.0 million; allowing for the payment of up to $5.0 million per year in dividends and the payment of an additional $30.0 million in dividends during the life of the credit facility; allowing for the repurchase of stock and payment of dividends, in addition to amounts repurchased prior to June 9, 2006, of up to $50.0 million when total leverage is greater than 4.00 to 1.00 but less than 5.50 to 1.00 and up to $15.0 million when total leverage is greater than 5.50 to 1.00; and allowing for the repurchase of stock or the payment of additional dividends with a portion of the proceeds of asset sales.

Long-term debt consisted of the following:

	December 31, 2005	June 30, 2006
	(Dollars in thousands)

Term loans under credit facility	$123,875	$123,875
Revolving line of credit under credit facility	6,600	39,600
9% Senior Subordinated Notes due 2011 (1)	96,664	96,412
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Fair value of interest swap	215	—
Capital leases and other loans	142	126
	327,496	360,013
Less current portion	811	94,840
	$326,685	$265,173

(1)  Includes $2,633 and $2,381 as of December 31, 2005 and June 30, 2006, respectively, of fair value adjustments related to terminated interest rate swaps.  The principal amount outstanding was $94,031 as of December 31, 2005 and June 30, 2006.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2006 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2007	$ 94,840
2008	775
2009	40,376
2010	221,641
2011	—
357,632
Fair value of interest rate swap	2,381
$ 360,013

As discussed in Note 15, the Company, through borrowings under its term loan C facility, redeemed the remainder of its outstanding 9% senior subordinated notes due July 2011, on July 6, 2006.  The redemption price, as set forth in the notes, of 104.5% of the principal outstanding of $94.0 million, resulted in a loss to be reported in the quarter ended September 30, 2006 of approximately $3.6 million, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts.

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2006
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,404	$(5,001)	$5,403
Favorable and assigned leases	1,581	(1,102)	479
Domain names	4,487	(994)	3,493
Other amortizable intangible assets	2,736	(1,932)	804
	$19,208	$(9,029)	$10,179

	As of December 31, 2005
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$5,419	$(4,062)	$1,357
Favorable and assigned leases	1,581	(1,059)	522
Domain names	1,878	(766)	1,112
Other amortizable intangible assets	2,092	(1,839)	253
	$10,970	$(7,726)	$3,244

      Based on the amortizable intangible assets as of June 30, 2006, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2006 (July 1 – December 31)	$1,518
2007	2,530
2008	2,044
2009	807
2010	352
Thereafter	2,928
Total	$10,179

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

      Options to purchase 1,756,494 and 2,179,919 shares of Class A common stock were outstanding at June 30, 2005 and 2006, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Those options are excluded due to their antidilutive effect.

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

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The change in the fair value of a derivative instrument designated as a hedge of the exposure to variability in expected future cash flows of recognized assets, liabilities or of unrecognized forecasted transactions, referred to as a cash flow hedge, is recognized as other comprehensive income.  The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense.

During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were scheduled to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which was being amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the three and six months ended June 30, 2006 was reduced by $0.2 and $0.3 million, respectively, related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement.

Interest expense for the three months ended  March 31, 2005, was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

On April 8, 2005, the Company entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $0.9 million.  This amount, net of income tax benefits of approximately $0.3 million, is reflected in other comprehensive income, as the Company designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $1.3 million. This amount, net of income taxes of approximately $0.5 million, is reflected in other comprehensive income, as the Company designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $1.6 million.  This amount, net of income taxes of approximately $0.6 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of the company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the company's equity securities pursuant to or traceable to that offering.  The complaint alleged that offering documents contained misstatements and omissions regarding the company's fixed assets and internal controls.  The complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, and sought rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provides for a full settlement of these claims in exchange for payment of $1.85 million to be paid by the company and its insurance carrier.  The settlement is subject to certain conditions set forth in the stipulation.  The court approved the full settlement at a hearing held on June 19, 2006.  During 2005, the Company recognized expenses of $0.7 million related to this settlement.

NOTE 13. SEGMENT DATA

            SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information” requires companies to provide certain information about their operating segments. The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of Salem Web Network™ and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as non-broadcast. The radio broadcasting segment also operates various radio networks.

      Management uses operating income before depreciation, amortization and gain (loss) on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

NOTE 13. SEGMENT DATA (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Net revenue
Radio broadcasting	$50,646	$53,381	$97,608	$102,155
Non-broadcast	2,740	4,684	5,168	7,936
Consolidated net revenue	$53,386	$58,065	$102,776	$110,091

Operating expenses before litigation costs, depreciation, amortization and loss on disposal of assets
Radio broadcasting	$30,536	$33,498	$60,018	$65,192
Non-broadcast	2,494	3,827	4,871	7,259
Corporate	4,936	6,256	9,983	12,696
Consolidated operating expenses before litigation costs, depreciation, amortization and (gain) loss on disposal of assets	$37,966	$43,581	$74,872	$85,147

Operating income from continuing operations before litigation costs, depreciation, amortization and (gain) loss on disposal of assets
Radio broadcasting	$20,110	$19,883	$37,590	$36,963
Non-broadcast	246	857	297	677
Corporate	(4,936)	(6,256)	(9,983)	(12,696)
Consolidated operating income from continuing operations before litigation costs, depreciation, amortization and (gain) loss on disposal of assets	$15,420	$14,484	$27,904	$24,944

Depreciation
Radio broadcasting	$2,641	$2,728	$5,242	$5,154
Non-broadcast	116	123	195	194
Corporate	225	262	431	510
Consolidated depreciation expense	$2,982	$3,113	$5,868	$5,858

Amortization
Radio broadcasting	$243	$348	$467	$675
Non-broadcast	127	401	264	619
Corporate	3	4	7	9
Consolidated amortization expense	$373	$753	$738	$1,303

Operating income from continuing operations before litigation costs and loss on disposal of assets
Radio broadcasting	$17,226	$16,807	$31,881	$31,134
Non-broadcast	3	333	(162)	(136)
Corporate	(5,164)	(6,522)	(10,421)	(13,215)
Consolidated operating income from continuing operations before litigation costs and (gain) loss on disposal of assets	$12,065	$10,618	$21,298	$17,783

NOTE 13. SEGMENT DATA  (CONTINUED)

	December 31,	June 30,
	2005	2006
	(Dollars in thousands)
Total property, plant and equipment, net
Radio broadcasting	$112,763	$115,276
Non-broadcast	311	3,248
Corporate	3,171	7,494
Consolidated property, plant and equipment, net	$116,245	$126,018

Goodwill
Radio Broadcasting	$4,703	$5,015
Non-broadcast	12,100	15,553
Corporate	—	—
Consolidated Goodwill	$16,803	$20,568

Reconciliation of operating income before litigation costs, depreciation, amortization, and (gain) loss on disposal of assets to income from continuing operations before income taxes:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Operating income before litigation costs, depreciation, amortization, and loss on disposal of assets	$15,420	$14,484	$27,904	$24,944
Depreciation expense	(2,982)	(3,113)	(5,868)	(5,858)
Amortization expense	(373)	(753)	(738)	(1,303)
Litigation costs	(650)	—	(650)	—
Interest income	22	—	45	46
Loss on disposal of assets	(55)	15,510	(15)	19,039
Interest expense	(5,593)	(6,779)	(10,705)	(13,367)
Other income (expense), net	(71)	(174)	(139)	(346)
Income from continuing operations before income taxes	$5,718	$19,175	$9,834	$23,155

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

            The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“HoldCo”) as the issuer of the 9% Notes and the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 9% Notes and the 7¾% Notes. HoldCo and Salem Communications Acquisition Corporation (“AcquisitionCo”) are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. OnePlace, LLC and CCM Communications, Inc., are aggregated and collectively referred to as “Non-broadcast.”  The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 9% Notes and the 7¾% Notes. The restricted net assets of HoldCo as of June 30, 2006, amounted to $177.5 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $41.9 million of amounts due from Salem and AcquisitionCo as of June 30, 2006.

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of June 30, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$—	$18	$335	$377	$—	$730
Accounts receivable, net	—	1,764	1,785	27,672	(96)	31,125
Other receivables	—	13	17	865	—	895
Prepaid expenses	—	25	111	2,494	—	2,630
Discontinued Operations	—	10,080	—	758	—	10,838
Deferred income taxes	—	807	828	4,614	(1,451)	4,798
Total current assets	—	12,707	3,076	36,780	(1,547)	51,016
Investment in subsidiaries	204,411	—	—	—	(204,411)
Property, plant and equipment, net	—	3,383	2,042	120,593	—	126,018
Broadcast licenses	—	86,229	—	389,281	—	475,510
Goodwill	—	8	12,776	7,784	—	20,568
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	—	7,497	2,682	—	10,179
Bond issue costs	—	—	—	2,442	—	2,442
Bank loan fees	—	—	—	3,474	—	3,474
FV of interest rate swap	—	—	—	3,744	—	3,744
Intercompany receivables	98,756	6,323	—	56,314	(161,393)	—
Other assets	—	—	71	3,438	—	3,509
Total assets	$303,167	$108,650	$28,354	$626,532	$(367,351)	$699,352

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)

	As of June 30, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	$577	$(15)	$135	$1,352	$—	$2,049
Accrued expenses	—	242	484	5,032	(40)	5,718
Accrued compensation and related expenses	1	168	423	6,117	—	6,709
Accrued interest	—	—	—	6,019	—	6,019
Income taxes payable	—	1	1	155	—	157
Deferred revenue	—	—	2,811	378	—	3,189
Current portion of long-term debt and capital lease obligations	—	—	—	94,840	—	94,840
Total current liabilities	578	396	3,854	113,893	(40)	118,681
Intercompany payables	48,175	69,859	33,499	9,916	(161,449)
Long-term debt and capital lease obligations, less current portion	—	54	—	265,119	—	265,173
Deferred income taxes	1,589	—	—	51,302	(1,451)	51,440
Deferred revenue	—	—	64	7,632	—	7,696
Other liabilities	—	—	2,371	1,166	—	3,537
Stockholders’ equity	252,825	38,341	(11,434)	177,504	(204,411)	252,825
Total liabilities and stockholders’ equity	$303,167	$108,650	$28,354	$626,532	$(367,351)	$699,352

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30, 2006
					Issuer and
					Guarantor
	Guarantors				Subsidiaries
				Other			Salem
	Parent	AcquisitionCo		Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$—	$5,989	$		$97,421	$(1,255)	$102,155
Non-broadcast revenue	—			8,049	409	(522)	7,936
Total revenue	—	5,989		8,049	97,830	(1777)	110,091
Operating expenses:
Broadcasting operating expenses	—	4,596			61,208	(612)	65,192
Non-broadcast operating expenses	—			8,374	50	(1,165)	7,259
Corporate expenses	—				12,696		12,696
Depreciation and amortization	—	293		813	6,055		7,161
Gain on disposal of assets	—	1			(19,040)		(19,039)
Total operating expenses	—	4,890		9,187	60,969	(1,777)	73,269
Operating income (loss)	—	1,099		(1,138)	36,861	(25)	36,822
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	14,075					(14,075)
Interest income	3,005				3,852	(6,811)	46
Interest expense	(2,677)	(2,838)		(1,142)	(13,521)	6,811	(13,367)
Other expense, net					(346)		(346)
Income (loss) before income taxes	14,403	(1,739)		(2,280)	26,846	(14,075)	23,155
Provision (benefit) for income taxes	122	(805)		(827)	10,688		9,178
Net income (loss) before discontinued operations	14,281	(934)		(1,453)	16,158	(14,075)	13,977
Discontinued operations		(2)			306		304
Net income (loss)	$14,281	$(936)		$(1,453)	$16,464	$(14,075)	$14,281
Other comprehensive income					1,930		1,930
Comprehensive income (loss)	$14,281	$(936)		$(1,453)	$18,394	$(14,075)	$16,211

 NOTE 15. SUBSEQUENT EVENTS

On July 6, 2006, the Company redeemed the remainder of its outstanding 9% senior subordinated notes due July 2011 through a borrowing under our term loan C facility.  The redemption price, as set forth in the notes, of 104.5% of the principal outstanding of $94.0 million, resulted in a loss to be reported in the quarter ended September 30, 2006, of approximately $3.6 million, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts.

On July 12, 2006, the Company announced that its Board of Directors declared a special cash dividend of $0.60 per share on its Class A and Class B common stock was paid on July 28, 2006 to shareholders of record at the close of business on July 17, 2006.  The dividend payment was approximately $14.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of selected assets of radio stations and our acquisition of selected assets of non-broadcast businesses. See Note 3 to our condensed consolidated financial statements for additional information.

      We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 102 radio stations in 39 markets, including 65 stations in 23 of the top 25 markets, which consist of 31 FM stations and 71 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk. We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® is a national radio advertising sales firm with offices in 13 U.S. cities. Additionally, Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, and Salem Publishing™, a leading publisher of Christian magazines and books, are owned and operated by Salem.

Our principal business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family-themed and conservative values programming. Our national presence gives advertisers a station platform that is a unique and powerful way to reach a Christian audience.  We program 44 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 33 News Talk and 13 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

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

      Our sources of revenue and product offerings also include non-broadcast businesses, including our Internet and magazine publishing businesses.

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

      In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as non-broadcast advertising, travel or lodging) in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2005, we sold 96% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

      Salem Web Network™, our Internet business, earns its revenue from sales of streaming services, sales of banner advertising and sponsorships on the Internet, and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in, and subscriptions to, its publications and by printing books. The revenue and related operating expenses of these businesses are reported as “Non-broadcast” in our Condensed Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2006	% Change	2005	2006	% Change
Net broadcasting revenue	$ 50,646	$ 53,381	5.4%	$ 97,608	$ 102,155	4.7%
Non-broadcast revenue	2,740	4,684	70.9%	5,168	7,936	53.6%
Total revenue	53,386	58,065	8.8%	102,776	110,091	7.1%
Operating expenses:
Broadcasting operating expenses	30,536	33,498	9.7%	60,018	65,192	8.6%
Non-broadcast operating expenses	2,494	3,827	53.4%	4,871	7,259	49.0%
Corporate expenses	4,936	6,256	26.7%	9,983	12,696	27.2%
Litigation costs	650	—	(100.0%)	650	—	(100.0%)
Depreciation and amortization	3,355	3,866	0.2%	6,606	7,161	8.4%
(Gain) loss on disposal of assets	55	(15,510)	(28300.0%)	15	(19,039)	(127026.7%)
Total operating expenses	42,026	31,937	(24.0%)	82,143	73,269	(10.8%)
Operating income from continuing operations	11,360	26,128	130.0%	20,633	36,822	78.5%
Other income (expense):
Interest income	22	—	100.0%	45	46	2.2%
Interest expense	(5,593)	(6,779)	21.2%	(10,705)	(13,367)	24.9%
Other income (expense), net	(71)	(174)	145.1%	(139)	(346)	148.9%
Income from continuing operations before income taxes	5,718	19,175	235.3%	9,834	23,155	135.5%
Provision for income taxes	2,042	7,584	271.4	3,579	9,178	156.4
Income from continuing operations	3,676	11,591	215.3%	6,255	13,977	123.5
Income (loss) from discontinued operations, net of tax	(123)	(25)	(79.7%)	(310)	304	(198.1%)
Net income	$ 3,553	$ 11,566	225.5%	$ 5,945	$ 14,281	140.2%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net broadcasting revenue	95%	92%	95%	93%
Non-broadcast revenue	5%	8%	5%	7%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	59%	58%	58%	59%
Non-broadcast operating expenses	5%	7%	5%	7%
Corporate expenses	10%	11%	10%	12%
Litigation costs	1%	—%	1%	—%
Depreciation and amortization	6%	6%	6%	6%
(Gain) loss on disposal of assets	—%	(17)%	—%	(17)%
Total operating expenses	81%	65%	80%	67%
Operating income from continuing operations	19%	35%	20%	33%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(11)%	(13)%	(10)%	(12)%
Other expense, net	—%	—%	—%	—%
Income from continuing operations before income taxes	8%	22%	10%	21%
Provision for income taxes	3%	3%	4%	8%
Income from continuing operations	5%	19%	6%	13%
Discontinued operations, net of tax	—%	1%	—%	—%
Net income	5%	20%	6%	13%

 Three months ended June 30, 2006 compared to three months ended June 30, 2005

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $2.8 million or 5.4% to $53.4 million for the quarter ended June 30, 2006 from $50.6 million for the same quarter of the prior year. On a same station basis, net broadcasting revenue improved $1.4 million or 2.9% to $51.4 million for the quarter ended June 30, 2006 from $50.0 million for the same quarter of the prior year. The growth is primarily attributable to an increase of $1.2 million in national program revenue on our Christian Teaching and Talk stations and and increases on our News Talk stations in local spot revenue of $0.7 million and in local program revenue of $0.6 million.  Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 52.5% for the quarter ended June 30, 2006 from 54.0% for the same quarter of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue increased to 34.6% for the quarter ended June 30, 2006 from 32.3% for the same quarter of the prior year. This change in our revenue mix was primarily due to additional program revenue on our News Talk stations and continued program revenue growth on our Christian Teaching and Talk radio stations, compounded by an overall trend in the radio broadcasting industry of negative growth of advertising revenue.  We anticipate that this trend in the radio broadcasting industry may continue, however we cannot quantify the financial impact on our future operating results.

      NON-BROADCAST  REVENUE.       Non-broadcast revenue increased $2.0 million or 70.9% to $4.7 million for the quarter ended June 30, 2006 from $2.7 million for the same quarter of the prior year. This increase was due primarily to our acquisitions of The Singing News, CrossDaily.com, Townhall.com, Preaching Magazine and Xulon Press during 2006.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $3.0 million or 9.7% to $33.5 million for the quarter ended June 30, 2006 from $30.5 million for the same quarter of the prior year.

On a same station basis, broadcasting operating expenses increased $1.5 million or 4.8% to $31.3 million for the quarter ended June 30, 2006 from $29.8 million for the same quarter of the prior year. The increase is primarily due to higher payroll and related overhead costs of $1.0 million, increased professional services and production costs of $0.7 million and higher facility costs of $0.3 million, due to station acquisitions and growth of our Christian Teaching and Talk and News Talk platforms.  Additionally, $0.2 million of non-cash stock-based compensation expense associated with the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” on January 1, 2006, was recognized for the quarter ended June 30, 2006.

      NON-BROADCAST OPERATING EXPENSES.       Non-broadcast operating expenses increased $1.3 million or 53.4% to $3.8 million for the quarter ended June 30, 2006 from $2.5 million for the same quarter of the prior year. The increase is attributable primarily to costs associated with our acquisitions of The Singing News, CrossDaily.com, Townhall.com, Preaching Magazine and Xulon Press during 2006.

      CORPORATE EXPENSES.      Corporate expenses increased $1.4 million or 26.7% to $6.3 million for the quarter ended June 30, 2006 from $4.9 million for the same quarter of the prior year.  The increase is primarily due to $1.1 million of non-cash stock-based compensation expense associated with the implementation of SFAS No. 123R, “Share-Based Payment” on January 1, 2006, that was recognized for the quarter ended June 30, 2006, a $0.1 million increase in research and development costs, and a $0.1 million increase in travel costs.

      LITIGATION COSTS.      During the quarter ended June 30, 2005, the Company recorded a $0.7 million accrual for potential litigation costs.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.5 million or 15.2% to $3.9 million for the quarter ended June 30, 2006 from $3.4 million for the same quarter of the prior year. The increase is due primarily to depreciation associated with the acquisition of radio station and non-broadcast assets during 2006.

(GAIN) LOSS ON DISPOSAL OF ASSETS.       The gain on disposal of assets of $15.5 million for the quarter ended June 30, 2006 was primarily due to gains recognized on various exchange transactions accounted for under SFAS No. 153, which was adopted on January 1, 2006.  Selected assets of KLMG-FM, Sacramento, California, were exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was partially offset by a sale of selected assets of KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.  The loss on disposal of assets of approximately $55,000 for the quarter ended June 30, 2005 was primarily due to the write-off of certain assets that were damaged in various storms.

      OTHER INCOME (EXPENSE).       Interest income of approximately $22,000 for the quarter ended June 30, 2005 was primarily from interest earned on excess cash. Interest expense increased $1.2 million or 21.2% to $6.8 million for the quarter ended June 30, 2006 from $5.6 million for the same quarter of the prior year. The increase is primarily due to increased borrowings and higher interest rates under our credit facilities.  Other expense, net, of $0.2 million and $0.1 million for the quarters ended June 30, 2006 and June 30, 2005, respectively, was primarily related to bank commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $7.6 million for the quarter ended June 30, 2006 as compared to $2.0 million for the same quarter of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 39.6% for the quarter ended June 30, 2006 and 35.7% for the same quarter of the prior year. For the quarters ended June 30, 2006 and 2005, the effective tax rate differs from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes, certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.       Loss from discontinued operations was approximately $25,000 net of income taxes for the quarter ended June 30, 2006 and includes the operating results of WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM and WZAZ-AM, which are presented as discontinued operations for the quarter ended June 30, 2006 as discussed in Note 3.  The $0.1 million loss recognized for the same quarter of last year represents the operating results WTSJ-AM, WBOB-AM, WBTK-

AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM as discontinued operations to conform to the current period presentation.

      NET INCOME. We recognized net income of $11.6 million for the quarter ended June 30, 2006 as compared to $3.6 million for the same quarter of the prior year. The change is primarily due to a gain on the disposal of assets of $15.5 million recognized during the quarter ended June 30, 2006 offset by an increase of $3.0 million in broadcast operating expenses and an increase of $1.4 million in corporate operating expenses.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $4.6 million or 4.7% to $102.2 million for the six months ended June 30, 2006 from $97.6 million for the same period of the prior year. On a same station basis, net broadcasting revenue improved $1.7 million or 1.8% to $97.7 million for the six months ended June 30, 2006 from $96.0 million for the same period of the prior year. The growth is primarily attributable to increases in net broadcasting revenue from our News Talk platform of approximately $2.3 million and our Christian Teaching and Talk stations of $1.8 million.  Revenue from advertising as a percentage of our gross broadcasting revenue decreased to 51.6% for the six months ended June 30, 2006 from 53.4% for the same period of the prior year. Revenue from block program time as a percentage of our gross broadcasting revenue increased to 35.3% for the six months ended June 30, 2006 from 32.8% for the same period of the prior year.  This change in our revenue mix was primarily due to additional program revenue on our News Talk stations and continued program revenue growth on our Christian Teaching and Talk radio stations, compounded by an overall trend in the radio broadcasting industry of negative growth of advertising revenue.  We anticipate that this trend in the radio broadcasting industry may continue, however we cannot quantify the financial impact on our future operating results.

      NON-BROADCAST REVENUE.       Non-broadcast revenue increased $2.7 million or 53.6% to $7.9 million for the six months ended June 30, 2006 from $5.2 million for the same period of the prior year. This increase was due primarily to growth associated with our acquisitions of The Singing News, CrossDaily.com, Townhall.com, Preaching Magazine, and Xulon Press during 2006.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $5.2 million or 8.6% to $65.2 million for the six months ended June 30, 2006 from $60.0 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $1.7 million or 3.0% to $60.1 million for the six months ended June 30, 2006 from $58.4 million for the same period of the prior year. The increase is primarily due to higher payroll and related overhead costs of $2.0 million, increased professional services and production costs of $1.0 million, higher facility costs of $0.6 million, an increase in bad debt expense of $0.4 million, and increased legal fees $0.2 million.  Additionally, $0.4 million of non-cash stock-based compensation expense associated with the implementation of SFAS No. 123R, “Share-Based Payment” on January 1, 2006, was recognized during the six months ended June 30, 2006.

      NON-BROADCAST OPERATING EXPENSES.       Non-broadcast operating expenses increased $2.4 million or 49.0% to $7.3 million for the six months ended June 30, 2006 from $4.9 million for the same period of the prior year. The increase is attributable primarily to costs associated with our acquisitions of The Singing News, CrossDaily.com, Townhall.com, Preaching Magazine, and Xulon Press during 2006.

      CORPORATE EXPENSES.      Corporate expenses increased $2.7 million or 27.2% to $12.7 million for the six months ended June 30, 2006 from $10.0 million for the same period of the prior year. The increase is primarily due to $2.2 million of non-cash stock-based compensation expense associated with the implementation of SFAS No. 123R, “Share-Based Payment” on January 1, 2006, higher travel costs of $0.2 million and higher research and development costs of $0.2 million.

LITIGATION COSTS.      During the six months ended June 30, 2005, the Company recorded a $0.7 million accrual for litigation costs.

      DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.6 million or 8.4% to $7.2 million for the six months ended June 30, 2006 from $6.6 million for the same period of the prior year. The increase is due primarily to depreciation associated with the acquisition of radio station and non-broadcast assets during 2005 and 2006.

      (GAIN) LOSS ON DISPOSAL OF ASSETS.      The gain on disposal of assets of $19.0 million for the six months ended June 30 2006 was primarily due to gains recognized on various exchange transactions accounted for under SFAS No. 153, which was adopted on January 1, 2006.  Selected assets of KLMG-FM, Sacramento, California, were exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was partially offset by a sale of selected assets of KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.   We also exchanged selected assets of KNIT-AM, Dallas, Texas for selected assets of WORL-AM, Orlando, Florida, resulting in a pre-tax gain on the exchange of $3.5 million.  The net loss on disposal of assets of approximately $15,000 for the six months ended June 30, 2005 was primarily due to the write-off of certain assets that were damaged in various storms, partially offset by insurance proceeds received from three separate claims

      OTHER INCOME (EXPENSE).       Interest income of approximately $46,000 and $45,000 for the six months ended June 30, 2006 and 2005, respectively, was primarily from interest earned on excess cash. Interest expense increased $2.7 million or 24.9% to $13.4 million for the six months ended June 30, 2006 from $10.7 million for the same period of the prior year. The increase is primarily the result of increased borrowings and higher interest rates under our credit facilities.  Other expense, net, of $0.3 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively was related to bank commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $9.2 million for the six months ended June 30, 2006 as compared to $3.6 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 39.6% for the six months ended June 30, 2006 and 36.4% for the same period of the prior year. For the six months ended June 30, 2006 and 2005, the effective tax rate differs from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes, and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.     The gain from discontinued operations of $0.3 million, net of taxes, for the six months ended June 30, 2006 includes a pre-tax gain of $0.7 million from the sale of WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio, offset with the operating losses of these stations through the date of the sale, along with the operating results of WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM, which are presented as discontinued operations for the quarter ended June 30, 2006 as discussed in Note 3.  The $0.3 million loss recognized for the same period of last year represents the operating results WTSJ-AM, WBOB-AM, WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM as discontinued operations to conform to the current period presentation.

      NET INCOME. We recognized net income of $14.3 million for the six months ended June 30, 2006 as compared to net income of $5.9 million for the same period of the prior year. The change is due to an increase in operating income of $16.1 million the six months ended June 30, 2006 as compared to the six months ended June 30, 2006,  primarily resulting from gains on asset disposals of $19.0 million offset by increased broadcast operating expenses of $5.2 million, increased corporate operating expenses of $2.7 million and increased non-broadcast operating expenses of $2.4 million.

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

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

      STATION OPERATING INCOME.       SOI decreased $0.2 million or 1.1% to $19.9 million for the quarter ended June 30, 2006 from $20.1 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, SOI decreased to 37.2% for the quarter ended June 30, 2006 from 39.7% for the same quarter of the prior year. On a same station basis, SOI remained flat at $20.1 million for the quarter ended June 30, 2006 and for the same quarter of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 39.1% for the quarter ended June 30, 2006 from 40.3% for the same quarter of the prior year.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

      STATION OPERATING INCOME.       SOI decreased $0.6 million or 1.7% to $37.0 million for the six months ended June 30, 2006 from $37.6 million for the same period of the prior year. As a percentage of net broadcasting revenue, SOI decreased to 36.2% for the six months ended June 30, 2006 from 38.5% for the same period of the prior year. On a same station basis, SOI decreased $0.1 million or 0.1% to $37.6 million for the six months ended June 30, 2006 from $37.7 million for the same period of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 38.5% for the six months ended June 30, 2006 from 39.2% for the same period of the prior year.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the quarters ended June 30, 2005 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Station operating income	$ 20,110	$ 19,883	$ 37,590	$ 36,963
Plus non-broadcast revenue	2,740	4,684	5,168	7,936
Less non-broadcast operating expenses	(2,494)	(3,827)	(4,871)	(7,259)
Less depreciation and amortization	(3,355)	(3,866)	(6,606)	(7,161)
Plus gain (loss) on disposal of assets	(55)	15,510	(15)	19,039
Less corporate expenses	(4,936)	(6,256)	(9,983)	(12,696)
Less litigation costs	(650)	—	(650)	—
Operating income	$ 11,360	$ 26,128	$ 20,633	$ 36,822

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions and upgrades of radio station and network assets, goodwill and other intangible assets, income taxes, and long-term debt and debt covenant compliance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates are critical accounting policies which affect the preparation of our condensed consolidated financial statements.

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions are acquisitions of selected assets and not acquisitions of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is our policy generally to retain third-party appraisers to value radio stations, networks or non-broadcast properties. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or non-broadcast properties at the close of the transaction.

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

We perform impairment tests on our FCC licenses and goodwill at least annually. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2005, no impairment was recognized.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast  businesses operate or if the operating results of our stations and non-broadcast  businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $4.6 million as of June 30, 2006, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

Our classification of borrowings under our credit facilities as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facilities and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facilities or it may become necessary to seek an amendment to our credit facilities. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilities, or a further amendment of our credit facilities becoming necessary.  As of June 30, 2006, we were and remain in compliance with all of our debt covenants.

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

      Cash. Cash and cash equivalents were $0.7 million on June 30, 2006. We had a negative working capital of $67.7 million on June 30, 2006 as a result of reclassifying our 9% notes to current due to the redemption of our 9% notes on July 6, 2006.  We had positive working capital of $35.4 million for the same period of the prior year. During the six months ended June 30, 2006, we made net borrowings of $33.0 million under our credit facilities and used $29.7 million to acquire selected assets of five radio stations, three Internet business and two magazine businesses.

      Net cash provided by operating activities decreased to $18.2 million for the six months ended June 30, 2006 compared to $19.2 million for the same period of the prior year, primarily due to an increase in income from continuing operations of $7.2 million offset by the gain on asset disposals of $19.1 million and an increase in accounts payables and accrued liabilities of $2.6 million.

      Net cash used in investing activities decreased to $39.1 million for the for the six months ended June 30, 2006 compared to $50.7 million for the same period of the prior year. The decrease is primarily due to cash used for acquisitions of $29.7 during the first half of 2006 to purchase five radio stations, three Internet businesses and two magazine businesses compared to $43.7 million used during the same period of the prior year to purchase four radio stations and one Internet business..

      Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2006 compared to $26.7 million for the same period of the prior year.  The change was primarily due to increased stock repurchases of $11.4 million during the first half of 2006 compared to the same period of the prior year and proceeds of $3.7 million from our interest rate swap termination proceeds during the same period of the prior year.

      Credit Facilities.  Our wholly-owned subsidiary, Salem Holding, is the borrower under our credit facilities. On July 7, 2005, the credit facilities were amended to, among other things, add a $150.0 million delayed-draw term loan C facility (“term loan C facility”).  The credit facilities were subsequently amended on June 9, 2006 to increase the loan commitments under the term loan C facility by $15.0 million; allow for the payment of dividends of up to $5.0 million per year and payment of an additional $30.0 million in dividends during the life of the credit facility; allow for the payment of dividends and the repurchase of stock, in addition to the amounts repurchased prior to the amendment, of an additional $50.0 million when total leverage is greater than 4.00 to 1.00 but less than 5.50 to 1.00 and up to $15.0 million when total leverage is greater than 5.50 to 1.00.

The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility. As of June 30, 2006, the borrowing capacity and aggregate commitments was $75.0 million under our revolving credit facility, $73.9 million under our term loan B facility and $165.0 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of June 30, 2006, we could borrow $65.9 million under our credit facilities.

At June 30, 2006, $73.9 million was outstanding under the term loan B facility, $50.0 million was outstanding under the term loan C facility and $39.6 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At June 30, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.33%.

The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of June 30, 2006. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at June 30, 2006, on a pro forma basis, was 5.66 to 1.

Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.0 to 1 through June 29, 2008 increasing in increments to 2.5 to 1 after June 30, 2009), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.0 to 1, which will decline periodically until December 31, 2009, at which point it will remain at 4.0 to 1 through the remaining term of the credit facilities), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our assets and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

      As of June 30, 2006, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

     Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”).  As collateral for the Swingline, the company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of June 30, 2006, there was no outstanding balance under the Swingline.

      As of June 30, 2006, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

      As of June 30, 2006, we were in compliance with all of the covenants under the indenture for the 9% Notes.

On July 6, 2006, we redeemed the remainder of our 9% senior subordinated notes due July 2011 through a borrowing on our term loan C facility.  The redemption price, as set forth in the notes, of 104.5% of the principal price, will result in a loss on early retirement of approximately $3.6 million to be reported in the quarter ended September 30, 2006, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts.

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

      As of June 30, 2006, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31, 2005	June 30, 2006
	(Dollars in thousands)
Term loan under credit facility	$123,875	$123,875
Revolving line of credit under credit facility	6,600	39,600
Swingline credit facility	—	—
7¾% senior subordinated notes due 2010	100,000	100,000
9% senior subordinated notes due 2011 (1)	96,664	96,412
Fair market value of interest rate swap agreement	215	—
Capital leases and other loans	142	126
	327,496	360,013
Less current portion	(811)	(94,840)
	$326,685	$265,173

(1) Includes $2,633 and $2,381 as of December 31, 2005 and June 30, 2006, respectively, of fair value adjustments related to a terminated interest rate swap.  The principal amount outstanding was $94,031 as of December 31, 2005 and June 30, 2006.

Off-balance sheet arrangements

      At June 30, 2006 and 2005, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The change in the fair value of a derivative instrument designated as a hedge of the exposure to variability in expected future cash flows of recognized assets, liabilities or of unrecognized forecasted transactions, referred to as a cash flow hedge, is recognized as other comprehensive income.  The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense.

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to our $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were scheduled to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which was being amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the three and six months ended June 30, 2006 was reduced by $0.2 and $0.3 million, respectively, related to the amortization of the buyout premium received.  Because this fair value hedge was effective (that is, the change in the fair value of the hedge instrument was designed to be equal to the change in the fair value of the item being hedged), there was no income statement effect relative to the change in the fair value of the swap agreement. Interest expense for the three months ended  March 31, 2005, was reduced by $0.3 million as a result of the difference between the 9.0% fixed interest rate on the 9% hedged debt and the floating interest rate under the swap agreement, which was 5.88% from January 1, 2005 through February 18, 2005.

On April 8, 2005, we entered into a forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.99% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2006, we recorded an asset for the fair value of the interest swap of approximately $0.9 million.  This amount, net of income tax benefits of approximately $0.3 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.70% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2006, we recorded an asset for the fair value of the interest swap of approximately $1.3 million. This amount, net of income taxes of approximately $0.5 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third forward-looking interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.53% as compared to LIBOR on a future bank credit facility borrowing.  As of June 30, 2006, we recorded an asset for the fair value of the interest swap of approximately $1.6 million.  This amount, net of income taxes of approximately $.06 million, is reflected in other comprehensive income, as we designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap is July 1, 2006 and the expiration date is July 1, 2012.

MARKET RISK

      In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of June 30, 2006, we had borrowed $163.5 million under the credit facilities. As of June 30, 2006, we could borrow up to an additional $65.9 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a base rate, at our option, of the banks prime rate or LIBOR, plus a spread. For purposes of determining the interest rate under the revolving credit facilities, the prime rate spread ranges from 0.25% to 1.75%, and the LIBOR spread ranges from 1.5% to 3.0%. As of June 30, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.33%. At June 30, 2006, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.6 million on an annualized basis.

     In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $194.0 million (relating to the outstanding 9% Notes and the 7¾% Notes) as of June 30, 2006, with an aggregate fair value of $197.5 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $190.2 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $205.2 million.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial

Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against us, our directors, certain of our officers and certain underwriters of the company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the company's equity securities pursuant to or traceable to that offering.  The complaint alleged that offering documents contained misstatements and omissions regarding the company's fixed assets and internal controls.  The complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, and sought rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provides for a full settlement of these claims in exchange for payment of $1.85 million to be paid by the company and its insurance carrier.  The settlement is subject to certain conditions set forth in the stipulation.  The court approved the full settlement at a hearing held on June 19, 2006.  During 2005, the Company recognized expenses of $0.7 million related to this settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 24, 2006, the following matters were submitted to a vote of stockholders:

A.      Election of the following nominees as directors of the company:

1.	Stuart W. Epperson was elected by a vote of	73,950,144	for, with	299,329	withheld;
2.	Edward G. Atsinger III was elected by a vote of	73,950,144	for, with	294,489	withheld;
3.	David Davenport was elected by a vote of	18,413,184	for, with	376,766	withheld;

4.	Eric H. Halvorson was elected by a vote of	73,950,144	for, with	853,005	withheld;
5.	Roland S. Hinz was elected by a vote of	73,950,144	for, with	381,766	withheld;
6.	Paul Pressler was elected by a vote of	18,413,184	for, with	121,427	withheld;
7.	Richard A. Riddle was elected by a vote of	73,950,144	for, with	376,766	withheld; and
8.	Dennis M. Weinberg was elected by a vote of	73,950,144	for, with	250,800	withheld.

B.      To approve an amendment to the Company’s Amended and Restated 1999 Stock Incentive Plan (the “Plan”) to: (a) eliminate the requirement that the re-pricing of options issued under the Plan be approved by the duly authorized vote of a majority all outstanding Company shares, and (b) permit the Company to make loans to qualified persons granted options under the Plan for the purpose of exercising granted options:

                  3,398,465 for, with 69,911,244 against, 2,500 abstaining and 637,935 broker no votes.

C.      To re-approve the provision in the Plan establishing the maximum number of shares of Class A common stock available under awards to a single participant in any one calendar year at 100,000:

                  72,573,993 for, with 737,316 against, 900 abstaining and 637,935 broker no votes.

D.      To ratify the appointment of Ernst & Young, LLP as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2006:

                  73,626,886 for, 321,684 against and 1,574 abstaining.

      The total number of shares of Class A common stock outstanding as of March 30, 2006, the record date for the Annual Meeting, was 18,793,824, the total number of shares of Class B common stock outstanding as of that date was 5,553,696. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share.

ITEM 5. OTHER INFORMATION

Not applicable. .

ITEM 6. EXHIBITS

      Set forth below is a list of exhibits included as part of this Quarterly Report:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	333-41733-29	04/14/99	3.2
3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01

3.04	Bylaws of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.02
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.05
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09

4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02
4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11

4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12
4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28

4.10	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.1
4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25

4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26
4.18	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.04	Employment Agreement, dated September 16, 2003, between Salem Communications Holding Corporation and David A.R. Evans.	10-Q	000-26497	11/06/03	10.04

10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.04.02	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008.	S-4	333-41733-29	01/29/98	10.05.05
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09

10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004.	S-4	333-41733-29	01/29/98	10.05.11.01
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.05.12	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas).	10-K	000-26497	03/30/00	10.05.13
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15

10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado).	10-K	000-26497	03/30/00	10.05.16
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.05.21	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest toVista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21

10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008.	10-K 405	000-26497	03/31/99	10.05.22
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.05.24	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.05.25	Antenna/tower lease between Pennsylvania Media Associates Inc. (WLTN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/31/06	10.05.25
10.06	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehana Radio Corp. (WYGY-FM, Cincinnati, OH).	10-Q	000-26497	08/14/02	10.08.14
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2

10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.	10-K	000-26497	03/31/06	23.1
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
August 9, 2006
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2006
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

Dated: August 9, 2006

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

Dated: August 9, 2006

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

Dated: August 9, 2006
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

Dated: August 9, 2006
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