Form 10-Q
period 2006-11-09
SALEM COMMUNICATIONS CORP /DE/
filed 2006-11-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer [   ]

Accelerated filer  [X ]

Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes [   ]    No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 1, 2006
Common Stock, $0.01 par value per share	18,288,824 shares

Class B	Outstanding at November 1, 2006
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	September 30, 2006
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,979	$490
Accounts receivable (less allowance for doubtful accounts of $7,215 in 2005 and $7,800 in 2006)	30,953	31,481
Other receivables	1,579	1,117
Prepaid expenses	2,468	2,735
Deferred income taxes	4,614	4,875
Assets of discontinued operations	12,456	3,346
Total current assets	56,049	44,044
Property, plant and equipment (net of accumulated depreciation of $64,757 in 2005 and $72,654 in 2006)	116,245	127,471
Broadcast licenses	443,092	475,510
Goodwill	16,803	20,606
Other indefinite-lived intangible assets	—	2,892
Amortizable intangible assets (net of accumulated amortization of $7,726 in 2005 and $9,788 in 2006)	3,244	9,426
Bond issue costs	2,742	630
Bank loan fees	3,709	3,250
Fair value of interest rate swap	743	1,298
Other assets	3,303	4,673
Total assets	$645,930	$689,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$1,605
Accrued expenses	5,606	6,894
Accrued compensation and related expenses	6,461	7,480
Accrued interest	5,429	6,274
Deferred revenue	1,903	3,879
Current portion of long-term debt and capital lease obligations	811	1,407
Total current liabilities	20,658	27,539
Long-term debt and capital lease obligations, less current portion	326,685	369,323
Deferred income taxes	40,810	51,195
Deferred revenue	7,304	7,043
Other liabilities	1,355	1,181
Total liabilities	396,812	456,281
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,410,992 issued and 19,771,199 outstanding at December 31, 2005 and 20,419,242 issued and 18,288,824 outstanding at September 30, 2006	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding 5,553,696 shares	56	56
Additional paid-in capital	217,036	220,678
Retained earnings	43,043	44,019
Treasury stock	(11,539)	(32,218)
Accumulated other comprehensive income	318	780
Total stockholders’ equity	249,118	233,519
Total liabilities and stockholders’ equity	$645,930	$689,800
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net broadcasting revenue	$ 50,329	$ 52,509	$ 147,937	$ 154,664
Non-broadcast revenue	2,647	5,402	7,815	13,338
Total revenue	52,976	57,911	155,752	168,002
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $275 and $202 for the quarters ended September 30, 2005 and 2006, respectively, and $830 and $816 for the nine months ended September 30, 2005 and 2006, respectively, paid to related parties)	30,439	31,821	90,457	97,013
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	2,457	5,311	7,328	12,570
Corporate expenses, exclusive of depreciation and amortization shown below (including $35 and $47 for the quarters ended September 30, 2005 and 2006, respectively, and $192 and $197 for the nine months ended September 30, 2005 and 2006, respectively, paid to related parties)	4,688	5,637	14,671	18,333
Litigation costs	—	—	650	—
Depreciation and amortization (including $232 and $917 for the quarters ended September 30, 2005 and 2006, respectively, and $691 and $1,960 for the nine months ended September 30, 2005 and 2006, respectively for non-broadcast businesses)	3,177	3,957	9,783	11,118
(Gain) Loss on disposal of assets	544	167	559	(18,872)
Total operating expenses	41,305	46,893	123,448	120,162
Operating income from continuing operations	11,671	11,018	32,304	47,840
Other income (expense):
Interest income	92	68	137	114
Interest expense	(5,856)	(6,490)	(16,561)	(19,857)
Loss on early redemption of long-term debt	(24)	(3,625)	(24)	(3,625)
Other income (expense), net	(224)	(120)	(363)	(466)
Income from continuing operations before income taxes	5,659	851	15,493	24,006
Provision for income taxes	2,133	200	5,712	9,378
Income from continuing operations	3,526	651	9,781	14,628
Income (loss) from discontinued operations, net of tax	(103)	802	(413)	1,106
Net income	$ 3,423	$ 1,453	$ 9,368	$ 15,734
Other comprehensive income (loss), net of tax	1,208	(1,468)	(118)	462
Comprehensive income (loss)	$ 4,631	$ (15)	$ 9,250	$ 16,196
Basic earnings per share from continuing operations	$ 0.14	$ 0.03	$ 0.38	$ 0.60
Income (loss) per share from discontinued operations	—	0.03	(0.02)	0.05
Basic earnings per share	$ 0.13	$ 0.06	$ 0.36	$ 0.65

Diluted earnings per share from continuing operations	$ 0.14	$ 0.03	$ 0.38	$ 0.60
Income (loss) per share from discontinued operations	—	0.03	(0.02)	0.05
Diluted earnings per share	$ 0.13	$ 0.06	$ 0.36	$ 0.65

Basic weighted average shares outstanding	25,714,684	23,983,085	25,855,197	24,338,649
Diluted weighted average shares outstanding	25,784,072	23,990,729	25,915,394	24,347,388

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2006
OPERATING ACTIVITIES
Income from continuing operations	$9,781	$14,628
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	—	3,546
Tax benefit related to stock options exercised	6	1
Loss on early redemption of debt	24	3,625
Depreciation and amortization	9,783	11,118
Amortization of bond issue costs and bank loan fees	1,087	1,069
Amortization and accretion of financing items	(560)	(214)
Provision for bad debts	2,194	2,572
Deferred income taxes	5,153	9,816
(Gain) loss on disposal of assets	559	(18,872)
Changes in operating assets and liabilities:
Accounts receivable	(3,902)	(2,557)
Prepaid expenses and other current assets	657	(251)
Accounts payable and accrued expenses	128	4,323
Deferred revenue	3,840	378
Other liabilities	169	(174)
Income taxes payable	78	—
Net cash provided by continuing operating activities	28,997	29,008
INVESTING ACTIVITIES
Capital expenditures	(11,265)	(16,129)
Deposits on radio station acquisitions	(250)	—
Purchases of radio station assets	(52,297)	(19,229)
Purchases of Internet and magazine businesses	(3,407)	(11,246)
Proceeds from sale of property, plant and equipment	61	2,208
Other	(245)	(1,519)
Net cash used in investing activities of continuing operations	(67,403)	(45,915)
FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	81,150	153,000
Repurchase of Class A common stock	(6,587)	(20,679)
Payments of long-term debt and notes payable	(40,900)	(15,279)
Payment of bond premium	(24)	(4,231)
Payment for redemption of 9% notes	(339)	(94,031)
Proceeds from exercise of stock options	34	95
Payment of dividend on common stock	—	(14,609)
Payments on capital lease obligations	(19)	(17)
Payments of costs related to bank credit facility and debt financing	(791)	(273)
Proceeds from interest rate swap termination	3,730	—
Net cash provided by financing activities	36,254	3,976
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(117)	(2,336)
Investing cash flows	(23)	11,778
Total cash inflow (outflow) from discontinued operations	(140)	9,442
Net decrease in cash and cash equivalents	(2,292)	(3,489)
Cash and cash equivalents at beginning of year	10,994	3,979
Cash and cash equivalents at end of period	$8,702	$490
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,651	$19,012
Income taxes	$164	$199
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

Information with respect to the three months and nine months ended September 30, 2006 and 2005 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

      The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2005 financial statements have been reclassified to conform to the current period presentation.  These reclassifications include the accounting for WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations as discussed in Note 3.  The accompanying Condensed Consolidated Balance Sheets reflects the net assets of these stations as “Assets of discontinued operations.”  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations.  Accordingly, the accompanying Condensed Consolidated Statements of Operations reflect the results of these stations as discontinued operations for the three and nine months ended September 30, 2006.  The assets of WTSJ-AM and WBOB-AM were sold on February 10, 2006, and the results of operations for 2006 are presented as discontinued operations though the date of the sale.  The results of operations of WTSJ-AM, WBOB-AM, WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM, are presented as discontinued operations for the three and nine months ended September 30, 2006.

NOTE 3. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During the nine months ended September 30, 2006, the Company completed the following transactions:

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
$ 44,646

The accompanying Condensed Consolidated Balance Sheets includes the acquired assets and liabilities of each acquired entity as of their respective date of acquisition.  With the exception of WTLN-AM, WHIM-AM, and KKFS-FM, the results of operations are included in the accompanying Condensed Consolidated Statements of Operations as of the date of acquisition.  The operating results for both WTLN-AM and WHIM-AM were included in the accompanying Condensed Consolidated Statements of Operations as of October 1, 2005, the date on which the Company began operating each station under a local marketing agreement (“LMA”) with the seller pending approval of the acquisition by the Federal Communication Commission (“FCC”).   The operating results of KKFS-FM were included in the accompanying Condensed Consolidated Statements of Operations as of July 28, 2005, the date on which the Company began operating the station under an LMA agreement with the seller pending approval of the exchange by the FCC.

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

On February 10, 2006, the Company exchanged selected assets of radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash for selected assets of radio station WLQV-AM, Detroit, Michigan.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 reflects WTSJ-AM and WBOB-AM as discontinued operations through the date of the sale.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.  The exchange was accounted for under SFAS No. 153, and resulted in a pre-tax gain on the exchange of $0.7 million, net of taxes.

On May 12, 2006, the Company exchanged selected assets of radio station KLMG-FM, Sacramento, California, for selected assets of radio station KKFS-FM, Sacramento, California. The exchange was accounted for under SFAS No. 153 and resulted in a pre-tax gain on the exchange of $14.6 million.  Additionally, the Company sold selected assets of KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.

On May 31, 2006, the Company sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million.

On July 17, 2006, the Company completed the sale of selected assets of radio station WBTK-AM, Richmond, Virginia, for $1.5 million resulting in a pre-tax gain of $0.6 million.   As of February 10, 2006, the date the Company had entered an agreement to sell selected assets of radio station WBTK-AM, Richmond, Virginia; the operating results of WBTK-AM were reported as a discontinued operation.   The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 reflects WBTK-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

On September 18, 2006, the Company completed the sale of selected assets of radio station WBGB-FM, Jacksonville, Florida for $7.6 million resulting in a pre-tax gain of $0.8 million.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 reflects WBGB-FM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

Other Completed Transactions:

On January 1, 2006, the Company acquired The Singing News, a Christian music publication, and its related operations for $4.4 million, which includes $0.2 million of goodwill and $0.6 million of deferred revenue liabilities assumed.

On February 13, 2006, the Company acquired the Internet website CrossDaily.com and its related operations for $2.3 million, which includes $0.6 million of goodwill.

On April 28, 2006, the Company acquired the Internet website Townhall.com and its related operations for $5.0 million, upon which a $2.6 million note was issued.  The purchase price includes $1.3 million of goodwill.

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

The purchase price for these transactions has been allocated as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 391
Amortizable intangible assets	8,073
Goodwill	2,099
Mastheads	2,892
$ 13,455

Other Pending Transactions:

On June 30, 2006, the Company entered into an agreement to sell radio station WITH-AM, Baltimore, Maryland for $3.3 million.  The Company expects this transaction to close in the fourth quarter of 2006.

On August 18, 2006, the Company entered into an agreement to sell selected assets of WJGR-AM and WZNZ-AM, both serving the Jacksonville, Florida market.  On September 14, 2006, the Company entered into an agreement to sell selected assets of WZAZ-AM, also serving the Jacksonville, Florida market.  Both sale agreements were entered with Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”) for a combined sale price of $2.8 million. Chesapeake-Portsmouth is a company controlled by Nancy Epperson, wife of Salem's Chairman of the Board Stuart W. Epperson and sister of CEO Edward G. Atsinger III.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, reflects the results of these stations as discontinued operations.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.   On October 1, 2006, the Company entered into an LMA agreement for WZAZ-AM, WJGR-AM and WZNZ-AM with Chesapeake-Portsmouth whereby these stations are being operating by Chesapeake-Portsmouth.

NOTE 4. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  SFAS No. 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

The Company adopted SFAS No. 123R using the modified prospective transition method.  Under this transition method, compensation expense recognized during the nine months ended September 30, 2006, includes (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.  SFAS No. 123R also requires a classification change in the statement of cash flows, whereby the income tax benefits from stock option exercises are reported as a financing cash flow rather than an operating cash flow as previously reported.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in the FASB staff position for calculating the tax effects of share-based compensation according to SFAS No. 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123R.

Stock Options

The Company has one stock option plan, The Amended and Restated 1999 Stock Incentive Plan (the “Plan”), which allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan.  The Company generally awards options for a fixed number of shares at an option price equal to the market price at the date of grant with a four or five year vesting period.  Options have a term of five years from the vesting date.  As of January 1, 2006, the date the Company adopted SFAS No. 123R, there were 1,924,269 outstanding stock options, of which 1,024,385 were vested.   During the nine months ended September 30, 2006, the Company granted 361,950 options that generally vest ratably over the next four years.

A summary of option activity under the Plan as of September 30, 2006, and changes during the period then ended, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,924,269	$ 23.82
Granted	361,950	13.39
Exercised	8,250	11.58		$ 8,605
Forfeited or expired	118,905	22.20
Outstanding at September 30, 2006	2,159,064	22.19	4.8 years	$ —
Exercisable at September 30, 2006	1,309,337	25.25	3.3 years	$ —

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No.123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”   As of September 30, 2006, there was $5.3 million of total unrecognized compensation expense related to non-vested awards of stock options.  This cost is expected to be recognized over a weighted-average period of 1.5 years.

The following table reflects compensation expense recorded during the three and nine months ended September 30, 2006 in accordance with SFAS 123R:

Stock-Based Compensation Expense	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	Dollars in thousands
Stock-based compensation expense included in corporate expenses in the condensed consolidated statements of operations	$693	$2,911
Stock-based compensation expense included in broadcast operating expenses in the condensed consolidated statements of operations	211	584
Stock-based compensation expense included in non-broadcast operating expenses in the condensed consolidated statements of operations	22	51
Total stock-based compensation expense included in the condensed consolidated statements of operations	$926	$3,546

In applying the Black-Scholes option-pricing model, the Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The expected volatility is based on the historical volatility of the Company’s stock.  Expected dividends are based on the Company’s history of not paying annual dividends.  The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three and nine months ended September 30, 2006 using the Black-Scholes option-pricing model:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Expected volatility	53.90%	52.55%
Expected dividends	0.0%	0.0%
Expected term (in years)	5 – 8	5 – 8
Risk-free interest rate	4.80%	4.93%

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands except per share data)
Net income, as reported	$3,423	$9,368
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(548)	(2,970)
Pro forma net income	$2,875	$6,398
Earnings per share:
Basic earnings per share - as reported	$0.13	$0.36
Basic earnings per share - pro forma	$0.11	$0.25
Diluted earnings per share - as reported	$0.13	$0.36
Diluted earnings per share - pro forma	$0.11	$0.25

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

During the quarter ended September 30, 2006, the Company recorded other comprehensive loss of approximately $2.6 million, or $1.5 million net of tax related to the change in fair value of its three cash flow hedges.  For the nine months ended September 30, 2006, other comprehensive income of $0.8 million, or $0.5 million net of tax was recorded related to the change in fair value of its three cash flow hedges.

During the quarter ended September 30, 2005, the Company recorded other comprehensive income of approximately $1.9 million, or $1.2 million net of tax related to the change in fair value of its three cash flow hedges.  For the nine months ended September 30, 2005, other comprehensive loss of approximately $186,000, or $118,000 net of tax was recorded related to the change in fair value of its three cash flow hedges.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  This statement is effective for the Company as of January 1, 2008, and is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” which is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on January 1, 2007 and is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

NOTE 7. EQUITY TRANSACTIONS

The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.

During the three month period ended September 30, 2006, the Company repurchased 511,250 shares of its Class A common stock for $5.5 million.  For the nine month period ended September 30, 2006, the Company made repurchases of 1,490,625 shares of its Class A common stock for $20.7 million.  During the nine month period ended September 30, 2005, Salem made repurchases of 365,251 shares of its Class A common stock for $6.6 million.  Through September 30, 2006, 2,130,418 shares of Class A common stock have been repurchased for approximately $32.2 million at an average cost of $15.12 per share

As discussed in Note 4, the Company adopted SFAS No. 123R as of January 1, 2006.  As a result, $0.9 million and $3.5 million of stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2006, respectively.

On July 28, 2006, the Company paid a special cash dividend of $0.60 per share on its Class A and Class B common stock to shareholders of record as of the close of business on July 17, 2006.  The cash payment amounted to approximately $14.6 million.

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

During the quarter ended September 30, 2005, the Company repurchased an aggregate amount of $0.3 million of its 9% senior subordinated notes (“9% Notes”) through open market repurchases pursuant to the terms of the indenture governing the 9% Notes, which resulted in a pre-tax loss on early redemption of long-term debt of approximately $24,000.

On July 6, 2006, the Company, through borrowings under its term loan C facility, redeemed the remainder of its outstanding 9% Notes. The redemption price, as set forth in the notes, of 104.5% of the principal outstanding of $94.0 million, resulted in a pre-tax loss of approximately $3.6 million, including the write-off of unamortized bond issued costs and interest rate swap settlement amounts, which is reported as a loss on early retirement of long-term debt in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Long-term debt consists of the following:

	December 31, 2005	September 30, 2006
	(Dollars in thousands)
Term loans under credit facility	$123,875	$238,500
Revolving line of credit under credit facility	6,600	29,100
9% Senior Subordinated Notes due 2011 (1)	96,664	—
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Swingline credit facility	—	599
Fair value of interest swap	215	—
Capital leases and other loans	142	121
Seller financed note to acquire Townhall.com	—	2,410
	327,496	370,730
Less current portion	811	1,407
	$326,685	$369,323

(1)  Includes $2,633 as of December 31, 2005 of fair value adjustments related to terminated interest rate swaps.  The principal amount outstanding was $94,031 as of December 31, 2005.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2006 for each of the next five years and thereafter are as follows:

Twelve months ended September 30,	Amount
(Dollars in thousands)
2007	$ 1,407
2008	1,938
2009	31,121
2010	336,264
2011	—
$ 370,730

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2006
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$10,404	$(5,515)	$4,889
Favorable and assigned leases	1,581	(1,123)	458
Domain and brand names	4,487	(1,114)	3,373
Other amortizable intangible assets	2,742	(2,036)	706
	$19,214	$(9,788)	$9,426

	As of December 31, 2005
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$5,419	$(4,062)	$1,357
Favorable and assigned leases	1,581	(1,059)	522
Domain and brand names	1,878	(766)	1,112
Other amortizable intangible assets	2,092	(1,839)	253
	$10,970	$(7,726)	$3,244

      Based on the amortizable intangible assets as of September 30, 2006, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2006 (October 1 – December 31)	$1,035
2007	2,945
2008	2,467
2009	1,215
2010	775
Thereafter	989
Total	$9,426

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

Options to purchase and 1,854,519 and 2,159,064 shares of Class A common stock were outstanding at September 30, 2005 and 2006, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Those options are excluded due to their antidilutive effect.

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

During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.  On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% Notes.  As a result of the redemption, the Company wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.  Interest expense for the nine months ended September 30, 2006, was reduced by approximately $0.3 million related to the amortization of the buyout premium received.

During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized approximately $110,000 in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% Notes.  As a result of this redemption, the Company recorded a loss on the swap of approximately $0.3 million which is included in the loss on early redemption of long-term debt.  The Company recognized approximately $32,000 in interest expense for the six months ended September 30, 2006 related to the amortization of capitalized buyout premium~~.~~

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the quarter ended September 30, 2006, was reduced by approximately $40,000 as a result of the difference between the interest rates.  As of September 30, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $34,000. This amount, net of income tax benefits of approximately $14,000, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the quarter ended September 30, 2006, was reduced by approximately $62,000 as a result of the difference between the interest rates.  As of September 30, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $0.5 million.  This amount, net of income tax benefits of approximately $0.2 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the quarter ended September 30, 2006, was reduced by approximately $74,000 as a result of the difference between the interest rates.  As of September 30, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $0.8 million.  This amount, net of income taxes of approximately $0.3 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against the Company, the Company directors, certain of the Company’s officers and certain underwriters of the Company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the Company's equity securities pursuant to or traceable to that offering.  The complaint alleged that offering documents contained misstatements and omissions regarding the Company's fixed assets and internal controls.  The complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, and sought rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provides for a full settlement of these claims in exchange for payment of $1.85 million to be paid by the company and its insurance carrier.  The settlement is subject to certain conditions set forth in the stipulation.  The court approved the full settlement at a hearing held on June 19, 2006.  During 2005, the Company recognized expenses of $0.7 million related to this settlement.

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

Management uses operating income before depreciation, amortization and (gain) loss on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Net revenue
Radio broadcasting	$ 50,329	$ 52,509	$ 147,937	$ 154,664
Non-broadcast	2,647	5,402	7,815	13,338
Consolidated net revenue	$ 52,976	$ 57,911	$ 155,752	$ 168,002

Operating expenses before litigation costs, depreciation, amortization and (gain) loss on disposal of assets
Radio broadcasting	$ 30,439	$ 31,821	$ 90,457	$ 97,013
Non-broadcast	2,457	5,311	7,328	12,570
Corporate	4,688	5,637	14,671	18,333

Consolidated operating expenses before litigation costs, depreciation, amortization and (gain) loss on disposal of assets	$ 37,584	$ 42,769	$ 112,456	$ 127,916

Operating income before litigation costs, depreciation, amortization and (gain) loss on disposal of assets
Radio broadcasting	$ 19,890	$ 20,688	$ 57,480	$ 57,651
Non-broadcast	190	91	487	768
Corporate	(4,688)	(5,637)	(14,671)	(18,333)
Consolidated operating income before litigation costs, depreciation, amortization and (gain) loss on disposal of assets	$ 15,392	$ 15,142	$ 43,296	$ 40,086

Depreciation
Radio broadcasting	$ 2,482	$ 2,677	$ 7,724	$ 7,800
Non-broadcast	104	261	299	486
Corporate	232	260	663	770
Consolidated depreciation expense	$ 2,818	$ 3,198	$ 8,686	$ 9,056

Amortization
Radio broadcasting	$ 227	$ 98	$ 694	$ 574
Non-broadcast	128	656	392	1,474
Corporate	4	5	11	14
Consolidated amortization expense	$ 359	$ 759	$ 1,097	$ 2,062

Operating income before litigation costs and (gain) loss on disposal of assets
Radio broadcasting	$ 17,181	$ 17,913	$ 49,062	$ 49,277
Non-broadcast	(42)	(-826)	(204)	(1,192)
Corporate	(4,924)	(5,902)	(15,345)	(19,117)
Consolidated operating income before litigation costs and (gain) loss on disposal of assets	$ 12,215	$ 11,185	$ 33,513	$ 28,968

	December 31,	September 30,
	2005	2006
Total property, plant and equipment, net
Radio broadcasting	$ 104,194	114,636
Non-broadcast	1,572	2,362
Corporate	10,479	10,473
Consolidated property, plant and equipment, net	$ 116,245	127,471

	December 31,	September 30,
	2005	2006
Goodwill
Radio Broadcasting	$ 4,703	$ 5,020
Non-Broadcast	12,100	15,586
Corporate	—	—
	$ 16,803	$ 20,606

Reconciliation of operating income before litigation costs, depreciation, amortization, and loss on disposal of assets to income before income taxes and discontinued operations:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Operating income before litigation costs, depreciation, amortization, and loss on disposal of assets	$15,392	$15,142	$43,296	$40,086
Depreciation expense	(2,818)	(3,198)	(8,686)	(9,056)
Amortization expense	(359)	(759)	(1,097)	(2,062)
Litigation costs	—	—	(650)	—
Interest income	92	68	137	114
Gain (loss) on disposal of assets	(544)	(167)	(559)	18,872
Interest expense	(5,856)	(6,490)	(16,561)	(19,857)
Loss on early redemption of long-term debt	(24)	(3,625)	(24)	(3,625)
Other income (expense), net	(224)	(120)	(363)	(466)
Income from continuing operations before income taxes	$5,659	$851	$15,493	$24,006

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“HoldCo”) as the issuer of the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes. HoldCo and Salem Communications Acquisition Corporation (“AcquisitionCo”) are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. OnePlace, LLC and CCM Communications, Inc., are aggregated and collectively referred to as “Non-broadcast.”  The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of HoldCo as of September 30, 2006, amounted to $167.6 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $78.6 million of amounts due from Salem and AcquisitionCo as of September 30, 2006.

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	As of September 30, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$—	$182	$162	$146	$—	$490
Accounts receivable, net	—	3,070	785	27,709	(83)	31,481
Other receivables	—	1	141	975	—	1,117
Prepaid expenses	—	120	91	2,524	—	2,735
Discontinued Operations	—	—	—	3,346	—	3,346
Deferred income taxes	—	—	84	5,235	(444)	4,875
Total current assets	—	3,373	1,263	39,935	(527)	44,044
Investment in subsidiaries	198,495	—	—		(198,495)	—
Property, plant and equipment, net	—	6,186	336	120,949	—	127,471
Broadcast licenses	—	94,473	—	381,037	—	475,510
Goodwill	—	10,255	2,554	7,797	—	20,606
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	6,001	1,038	2,387	—	9,426
Bond issue costs	—	—	—	630	—	630
Bank loan fees	—	—	—	3,250	—	3,250
FV of interest rate swap	—	—	—	1,298	—	1,298
Intercompany receivables	105,518	8,464	—	76,202	(190,184)	—
Other assets	—	48	24	4,601	—	4,673
Total assets	$304,013	$128,800	$8,107	$638,086	$(389,206)	$689,800

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	As of September 30, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	$726	$84	$176	$619	$—	$1,605
Accrued expenses	—	529	563	5,949	(147)	6,894
Accrued compensation and related expenses	2	583	145	6,750	—	7,480
Accrued interest	—	—	—	6,274	—	6,274
Income taxes payable	—	1	1	(25)	23	—
Deferred revenue	—	—	3,501	378	—	3,879
Current portion of long-term debt and capital lease obligations	—	—	—	1,407	—	1,407
Total current liabilities	728	1,197	4,386	21,352	(124)	27,539
Intercompany payables	70,150	95,044	12,007	8,464	(185,665)	—
Long-term debt and capital lease obligations, less current portion	—	2,464	—	366,859	—	369,323
Deferred income taxes	(384)	(5,095)	(3,391)	64,987	(4,922)	51,195
Deferred revenue	—	496	(1,075)	7,622	—	7,043
Other liabilities	—	—		1,181	—	1,181
Stockholders’ equity	233,519	34,694	(3,820)	167,621	(198,495)	233,519
Total liabilities and stockholders’ equity	$304,013	$128,800	$8,107	$638,086	$(389,206)	$689,800

NOTE 14. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$—	$8,823	$—	$147,735	$(1,894)	$154,664
Non-broadcast revenue	—	7,413	5,405	1,382	(862)	13,338
Total revenue	—	16,236	5,405	149,117	(2,756)	168,002
Operating expenses:
Broadcasting operating expenses	—	6,872	—	91,091	(950)	97,013
Non-broadcast operating expenses	—	7,317	6,121	938	(1,806)	12,570
Corporate expenses	—	—	—	18,333	—	18,333
Depreciation and amortization	—	1,528	407	9,183	—	11,118
Gain on disposal of assets	—	2	—	(18,874)	—	(18,872)
Total operating expenses	—	15,719	6,528	100,671	(2,756)	120,162
Operating income (loss)	—	517	(1,123)	48,446	—	47,840
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	15,355	—	—	—	(15,355)	—
Interest income	5,190	—	—	6,626	(11,702)	114
Interest expense	(4,585)	(6,092)	(770)	(20,112)	11,702	(19,857)
Loss on early redemption of long-term debt	—	—	—	(3,625)	—	(3,625)
Other expense, net	—	—	—	(466)	—	(466)
Income (loss) before income taxes	15,960	(5,575)	(1,893)	30,869	(15,355)	24,006
Provision (benefit) for income taxes	226	(2,293)	(718)	12,163	—	9,378
Net income (loss) before discontinued operations	15,734	(3,282)	(1,175)	18,706	(15,355)	14,628
Discontinued operations	—	373	—	733	—	1,106
Net income (loss)	$15,734	$(2,909)	$(1,175)	$19,439	$(15,355)	$15,734
Other comprehensive income	462	—	—	462	(462)	462
Comprehensive income (loss)	$16,196	$(2,909)	$(1,175)	$19,901	$(16,196)	$16,196

NOTE 15. SUBSEQUENT EVENTS

On October 1, 2006, the Company exchanged selected assets of radio station KHCM-AM, Honolulu, Hawaii and additional consideration of $1.0 million for selected assets of radio station KORL-AM, Honolulu, Hawaii.

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of selected assets of radio stations and our acquisition of selected assets of non-broadcast businesses. See Note 3 of our condensed consolidated financial statements for additional information.

      We believe that we are the largest commercial U.S. radio broadcasting company providing programming targeted at audiences interested in Christian and family-themed radio programming, as measured by number of stations and audience coverage. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 98 radio stations in 38 markets, including 61 stations in 23 of the top 25 markets, which consist of 31 FM stations and 67 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk. We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® is a national radio advertising sales firm with offices in 13 U.S. cities. Additionally, we own Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, Townhall.com, a leading online source for conservative news and opinion, Salem Publishing™, a leading publisher of Christian magazines and books, and Xulon Press, an on-demand digital publisher of books targeting the Christian audience.

Our principal business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family-themed and conservative values programming. Our national presence gives advertisers a station platform that is a unique and powerful way to reach a Christian audience.  We program 44 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 31 News Talk and 13 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

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

      Salem Web Network™ and Townhall.com, our Internet businesses, earn revenue from sales of streaming services, sales of banner advertising and sponsorships on the Internet, and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in, and subscriptions to, its publications.  Xulon Press earns its revenue by publishing books. The revenue and related operating expenses of these businesses are reported as “Non-broadcast” in our Condensed Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2006	% Change	2005	2006	% Change
Net broadcasting revenue	$50,329	$52,509	4.3%	$147,937	$154,664	4.5%
Non-broadcast revenue	2,647	5,402	104.1%	7,815	13,338	70.7%
Total revenue	52,976	57,911	9.3%	155,752	168,002	7.9%
Operating expenses:
Broadcasting operating expenses	30,439	31,821	4.5%	90,457	97,013	7.2%
Non-broadcast operating expenses	2,457	5,311	116.2%	7,328	12,570	71.5%
Corporate expenses	4,688	5,637	20.2%	14,671	18,333	25.0%
Litigation costs	—	—	—	650	—	(100.0%)
Depreciation and amortization	3,177	3,957	24.6%	9,783	11,118	13.6%
(Gain) loss on disposal of assets	544	167	(69.3%)	559	(18,872)	(3,476.0%)
Total operating expenses	41,305	46,893	13.5%	123,448	120,162	(2.7%)
Operating income from continuing operations	11,671	11,018	(5.6%)	32,304	47,840	48.1%
Other income (expense):
Interest income	92	68	(26.1%)	137	114	(16.8%)
Interest expense	(5,856)	(6,490)	10.8%	(16,561)	(19,857)	19.9%
Loss on early redemption of long-term debt	(24)	(3,625)	15004.2%	(24)	(3,625)	15004.2%
Other income (expense), net	(224)	(120)	(46.4%)	(363)	(466)	28.4%
Income from continuing operations before income taxes	5,659	851	(85.0%)	15,493	24,006	54.9%
Provision for income taxes	2,133	200	(90.6%)	5,712	9,378	66.2%
Income from continuing operations	3,526	651	(81.5%)	9,781	14,628	49.6%
Income (loss) from discontinued operations, net of tax	(103)	802	(878.6%)	(413)	1,106	(367.8%)
Net income	$3,423	$1,453	(57.6%)	$9,368	$15,734	68.0%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net broadcasting revenue	95%	91%	95%	92%
Non-broadcast revenue	5%	9%	5%	8%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	58%	55%	58%	58%
Non-broadcast operating expenses	4%	9%	5%	7%
Corporate expenses	9%	10%	9%	11%
Litigation costs	—%	—%	—%	—%
Depreciation and amortization	6%	7%	6%	7%
(Gain) loss on disposal of assets	1%	—%	1%	(11)%
Total operating expenses	78%	81%	79%	72%
Operating income	22%	19%	21%	28%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(11)%	(11)%	(11)%	(12)%
Loss on early redemption of long-term debt	—%	(6)%	—%	(2)%
Other income (expense), net	—%	—%	—%	—%
Income before income taxes and discontinued operations	11%	2%	10%	14%
Provision for income taxes	4%	1%	4%	6%
Income before discontinued operations	7%	1%	6%	8%
Discontinued operations, net of tax	—%	1%	—%	1%
Net income	7%	2%	6%	9%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

NET BROADCASTING REVENUE.      Net broadcasting revenue increased $2.2 million or 4.3% to $52.5 million for the quarter ended September 30, 2006 from $50.3 million for the same quarter of the prior year. On a same station basis, net revenue improved $0.6 million or 1.3% to $50.3 million for the quarter ended September 30, 2006 from $49.7 million for the same quarter of the prior year.  The growth is primarily attributable to an increase of $1.3 million in national program revenue on our Christian Teaching and Talk stations and secondarily to an increase of $0.5 million in national and local program revenue on our News Talk stations.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 51.1% for the quarter ended September 30, 2006 from 53.3% for the same quarter of the prior year. Revenue from block program time as a percentage of our net broadcasting revenue increased to 35.1% for the quarter ended September 30, 2006 from 32.4% for the same quarter of the prior year. This change in our revenue mix was primarily due to weakness in the radio advertising market, additional program revenue on our News Talk stations and continued program revenue growth on our Christian Teaching and Talk stations.

NON-BROADCAST REVENUE.       Non-broadcast revenue increased $2.8 million or 104.1% to $5.4 million for the quarter ended September 30, 2006 from $2.6 million for the same quarter of the prior year. This increase was primarily due to our acquisitions of Churchstaffing.com in the fourth quarter of 2005 and our acquisitions of Singing News, CrossDaily.com, Townhall.com, Preaching Magazine and Xulon Press during 2006 plus organic advertising growth at Salem Web Network™.

BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $1.4 million or 4.5% to $31.8 million for the quarter ended September 30, 2006 from $30.4 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $0.6 million or 1.9% to $30.2 million for the quarter ended September 30, 2006 from $29.6 million for the same quarter of the prior year. The increase of $1.4 million is primarily attributable to higher personnel costs of $0.7 million, which includes stock-based compensation of $0.2 million not applicable to the same quarter of the prior year, and due to higher facility related costs of $0.3 million associated with recently acquired facilities.

NON-BROADCAST OPERATING EXPENSES.       Non-broadcast operating expenses increased $2.8 million, or 116.2% to $5.3 million for the quarter ended September 30, 2006 from $2.5 million for the same quarter of the prior year. The increase is attributable primarily to costs associated with our acquisitions of Churchstaffing.com in the fourth quarter of 2005 and our acquisitions of Singing News, CrossDaily.com, Townhall.com, Preaching News Magazine and Xulon Press during 2006.

CORPORATE EXPENSES.      Corporate expenses increased $0.9 million, or 20.2% to $5.6 million for the quarter ended September 30, 2006 from $4.7 million for the same quarter of the prior year.  The increase is primarily due to $0.7 million of non-cash stock-based compensation expense associated with the implementation of SFAS No. 123R, “Share-Based Payment” on January 1, 2006, and increased costs of approximately $0.3 million associated with compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002 due to the outsourcing of our internal audit function.

DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $0.8 million or 24.6% to $4.0 million for the quarter ended September 30, 2006 from $3.2 million for the same quarter of the prior year. The increase is due primarily to depreciation associated with the acquisition of radio station assets and non-broadcast entities throughout 2006.

LOSS ON DISPOSAL OF ASSETS.       Loss on disposal of assets of $0.2 million for the quarter ended September 30, 2006 compared to $0.5 million for the same quarter of the prior year was primarily due to the write-off of various fixed assets and equipment.

OTHER INCOME (EXPENSE).       Interest income of $68,000 and $92,000 for the quarters ended September 30, 2006 and 2005, respectively, was primarily from interest earned on excess cash. Interest expense increased $0.6 million or 10.8% to $6.5 million for the quarter ended September 30, 2006 from $5.9 million for the same quarter of the prior year. The increase in interest expense is due to higher interest rates under our credit facilities and an increase in our net outstanding debt of $49.2 million.  Other expense, net, of $120,000 and $224,000, for the quarters ended September 30, 2006 and 2005, respectively, related primarily to bank commitment fees associated with our credit facilities.  During the quarter ended September 30, 2006, we recognized a pre-tax loss of approximately $3.6 million on the redemption of our 9% senior subordinated notes due July 2011, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts.

PROVISION FOR INCOME TAXES.      Provision for income taxes was $0.2 million for the quarter ended September 30, 2006 as compared to $2.1 million for the same quarter of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 23.5% for the quarter ended September 30, 2006 compared to 37.7% in the same quarter of the prior year.  The effective tax rate for each quarter differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

DISCONTINUED OPERATIONS, NET OF TAX.       Income from discontinued operations was approximately $0.8 million for the quarter ended September 30, 2006 compared to a loss of $0.1 million for the same quarter of the prior year.  The gain includes a pre-tax gain of $0.8 million from the sale of WBGB-FM, Jacksonville, Florida and a pre-tax gain of $0.6 million from the sale of WBTK-AM in Richmond, Virginia, offset with the operating results of these stations through the date of the sale, along with the operating results of WITH-AM, WJGR-AM, WZNZ-AM and WZAZ-AM, which are presented as discontinued operations for the quarter ended September 30, 2006 as discussed in Note 3.  The loss of $0.1 million for the same period of the prior year represents the operating results of WTSJ-AM, WBOB-AM, WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM as discontinued operations to conform to the current period presentation.

NET INCOME.  We recognized net income of $1.5 million for the quarter ended September 30, 2006 compared to net income of $3.4 million for the same quarter of the prior year. The decrease of $1.9 million is primarily due to a decrease in operating income of $0.7 million and a pre-tax loss recognized during the quarter ended September 30, 2006 of $3.6 million associated with the early retirement of our 9% Notes, which were partially offset by a decrease in our tax provision of $1.9 million and an increase in our income from discontinued operations of $0.9 million.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

NET BROADCASTING REVENUE.      Net broadcasting revenue increased $6.8 million or 4.5% to $154.7 million for the nine months ended September 30, 2006 from $147.9 million for the same period of the prior year. On a same station basis, net revenue improved $2.4 million or 1.7% to $148.1 million for the nine months ended September 30, 2006 from $145.7 million for the same period of the prior year. The growth is primarily attributable to increases in net broadcasting revenue on our News Talk stations of $3.7 million and in net broadcasting revenue on our Christian Teaching and Talk stations of $2.8 million.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 51.3% for the nine months ended September 30, 2006 from 53.2% for the same period of the prior year. Revenue from block program time as a percentage of our net broadcasting revenue increased to 34.8% for the nine months ended September 30, 2006 from 32.3% for the same period of the prior year. This change in our revenue mix was primarily due to weakness in the radio advertising market, additional program revenue on our News Talk stations and continued program revenue growth on our Christian Teaching and Talk stations.

NON-BROADCAST REVENUE.       Non-broadcast revenue increased $5.5 million or 70.7% to $13.3 million for the nine months ended September 30, 2006 from $7.8 million for the same period of the prior year.  This increase was primarily due to our acquisitions of Churchstaffing.com in the fourth quarter of 2005 and our acquisitions of Singing News, CrossDaily.com, Townhall.com, Preaching News Magazine and Xulon Press during 2006 plus organic growth of advertising revenue at Salem Web Network™.

BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $6.5 million or 7.2% to $97.0 million for the nine months ended September 30, 2006 from $90.5 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $2.3 million or 2.7% to $90.3 million for the nine months ended September 30, 2006 from $88.0 million for the same period of the prior year. The increase is primarily attributable to higher personnel costs of $2.8 million, including stock based compensation of $0.6 million which was not applicable during the same period of the prior year, higher facility related costs of $0.6 million associated with recently acquired facilities, and higher production costs of $1.1 million associated with station programming.

NON-BROADCAST OPERATING EXPENSES.       Non-broadcast operating expenses increased $5.3 million or 71.5% to $12.6 million for the nine months ended September 30, 2006 from $7.3 million for the same period of the prior year. The increase is attributable primarily to costs associated with our acquisitions of Churchstaffing.com in the fourth quarter of 2005 and our acquisitions of Singing News, CrossDaily.com, Townhall.com, Preaching News Magazine and Xulon Press during 2006.

CORPORATE EXPENSES.      Corporate expenses increased $3.6 million or 25.0% to $18.3 million for the nine months ended September 30, 2006 from $14.7 million for the same period of the prior year.  The increase is primarily due to $2.9 million of non-cash stock-based compensation expense associated with the implementation of SFAS No. 123R on January 1, 2006, higher personnel costs of $0.2 million, higher research and development costs of $0.2 million and $0.3 million of costs associated with compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

LITIGATION COSTS.      During the nine months ended September 30, 2005, we recorded a $0.7 million accrual for litigation costs.

DEPRECIATION AND AMORTIZATION.       Depreciation and amortization expense increased $1.3 million or 13.6% to $11.1 million for the nine months ended September 30, 2006 from $9.8 million for the same period of the prior year. The increase is due primarily to depreciation associated with the acquisition of radio station assets and non-broadcast assets during 2006.

(GAIN) LOSS ON DISPOSAL OF ASSETS.       The gain on disposal of assets of $18.9 million for the nine months ended September 30 2006 was primarily due to gains recognized on various exchange transactions accounted for under SFAS No. 153, which was adopted on January 1, 2006.  Selected assets of KLMG-FM, Sacramento, California, were exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was partially offset by a sale of selected assets of KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.   We also exchanged selected assets of KNIT-AM, Dallas, Texas for selected assets of WORL-AM, Orlando, Florida, resulting in a pre-tax gain on the exchange of $3.5 million.  The net loss on disposal of assets of approximately $0.6 million for the nine months ended September 30, 2005 was primarily due to the write-off of various fixed assets and equipment.

OTHER INCOME (EXPENSE).       Interest income of $114,000 and $137,000 for the nine months ended September 30, 2006 and 2005, respectively, was primarily from interest earned on excess cash. Interest expense increased $3.3 million or 19.9% to $19.9 million for the nine months ended September 30, 2006 from $16.6 million for the same period of the prior year.  The increase in interest expense is due to higher interest rates under our credit facilities and increase in our net outstanding debt of $49.2 million.  Other expense, net, was $0.5 million for the nine months ended September 30, 2006 compared to $0.4 million for the same period of the prior year and related primarily to bank commitment fees associated with our credit facilities.  During the nine months ended September 30, 2006, we recognized a pre-tax loss of approximately $3.6 million on the redemption of our 9% senior subordinated notes due July 2011, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts.

PROVISION FOR INCOME TAXES.      Provision for income taxes was $9.4 million for the nine months ended September 30, 2006 compared to $5.7 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 39.1% for the nine months ended September 30, 2006 compared to 36.9% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

DISCONTINUED OPERATIONS, NET OF TAX.       Income from discontinued operations was approximately $1.1 million for the nine months ended September 30, 2006 compared to a loss of $0.4 million for the same period of the prior year.  The gain includes a pre-tax gain of $0.7 million from the sale of WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio, a pre-tax gain $0.8 million from the sale of WBGB-FM, Jacksonville, Florida and a pre-tax gain of $0.6 million from the sale of WBTK-AM in Richmond, Virginia, offset with the operating results of these stations through the date of the sale, along with the operating results of WITH-AM, WJGR-AM, WZNZ-AM and WZAZ-AM, which are presented as discontinued operations for the nine months ended September 30, 2006 as discussed in Note 3.  The loss of $0.4 million for the same period of the prior year represents the operating results of WTSJ-AM, WBOB-AM, WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM as discontinued operations to conform to the current period presentation.

NET INCOME. We recognized net income of $15.7 million for the nine months ended September 30, 2006 compared to net income of $9.4 million for the same period of the prior year. The increase is primarily due to a gain on disposal of assets of $18.9 million for the nine months ended September 30, 2006 as compared to a loss on disposal of assets of $0.6 million in the prior year and an increase in income from discontinued operations of $1.5 million, partially offset by stock-based compensation of $3.6 million and loss on early redemption of long-term debt of $3.6 million for the nine months ended September 30, 2006, and increases in interest expense of $3.3 million and provision for income taxes of $3.7 million.

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

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

STATION OPERATING INCOME.       SOI increased $0.8 million or 4.0% to $20.7 million for the quarter ended September 30, 2006 from $19.9 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, SOI decreased to 39.4% for the quarter ended September 30, 2006 from 39.5% for the same quarter of the prior year.  On a same station basis, SOI improved $0.1 million or 0.4% to $20.1 million for the quarter ended September 30, 2006 from $20.0 million for the same quarter of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 40.0% for the quarter ended September 30, 2006 from 40.3% for the same quarter of the prior year.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

STATION OPERATING INCOME.       SOI increased $0.2 million or 0.3% to $57.7 million for the nine months ended September 30, 2006 from $57.5 million for the same period of the prior year. As a percentage of net broadcasting revenue, SOI decreased to 37.3% for the nine months ended September 30, 2006 from 38.9% for the same period of the prior year. On a same station basis, SOI remained constant at $57.7 million for the nine months ended September 30, 2006 and the same period of the prior year.  As a percentage of same station net broadcasting revenue, same station SOI decreased to 39.0% for the nine months ended September 30, 2006 from 39.6% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income as presented in our financial statements for the quarters ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Station operating income	$19,890	$20,688	$57,480	$57,651
Plus non-broadcast revenue	2,647	5,402	7,815	13,338
Less non-broadcast operating expenses	(2,457)	(5,311)	(7,328)	(12,570)
Less depreciation and amortization	(3,177)	(3,957)	(9,783)	(11,118)
Less gain (loss) on disposal of assets	(544)	(167)	(559)	18,872
Less corporate expenses	(4,688)	(5,637)	(14,671)	(18,333)
Less litigation costs	—	—	(650)	—
GAAP operating income	$11,671	$11,018	$32,304	$47,840

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

Accounting for acquisitions and upgrades of radio station and network assets

Most of our radio station acquisitions have been acquisitions of selected assets and not of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is our policy generally to retain third-party appraisers to value radio stations, networks or non-broadcast properties under consideration for acquisition. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or non-broadcast properties at the close of the transaction.

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

Property, Plant & Equipment

Property, plant and equipment represent long-lived physical assets of the company acquired for use in our normal business operations that are not intended for resale.  The assets are valued at historical cost.  SFAS No. 34, “Capitalization of Interest Cost,” establishes standards of financial accounting and reporting for capitalized interest cost as part of the historical of acquiring certain assets that the company constructs for its own use. During the nine months ended September 30, 2006, we capitalized interest costs of $0.9 million related to construction in progress.

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

We perform a test of impairment on our FCC licenses and our goodwill at least annually. The annual tests have historically been performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses.  As of September 30, 2006, no impairment was recorded. The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $4.7 million as of September 30, 2006, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

Our classification of borrowings under our credit facilities as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facilities and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility and swingline, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facilities or it may become necessary to seek an amendment to our credit facilities. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilities, or a further amendment of our credit facilities becoming necessary.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facilities and operating cash flow. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and our senior subordinated notes from operating cash flow and borrowings under our credit facilities. We believe that cash on hand, cash flow from operations, and borrowings under our credit facilities will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

Cash. Cash and cash equivalents were $0.5 million on September 30, 2006 compared to $8.7 million in the same period of the prior year.  Working capital was $16.5 million on September 30, 2006 compared to $35.4 million for the same period of the prior year.  During the nine months ended September 30, 2006, we made net borrowings of $137.7 million under our credit facilities and used $30.5 million of cash to acquire selected assets of five radio stations, three Internet businesses and two magazine businesses.

Net cash provided by operating activities remained constant at $29.0 million for the nine months ended September 30, 2006 compared to the same period of the prior year.  The increase in net income from continuing operations of $4.9 million was partially offset by an increase in accounts payable and accrued expenses of $4.2 million.  The increase in gain on disposal of asset of $19.4 million was offset by non-cash stock-based compensation expenses of $3.5 million, a loss on the early redemption of our 9% Notes of $3.6 million, an increase in our tax provision of $4.7 million, and an increase in non-cash depreciation and amortization of $2.1 million.

Net cash used in investing activities decreased to $45.9 million for the nine months ended September 30, 2006 compared to $67.4 million for the same period of the prior year. The decrease is primarily due to lower cash outlays for acquisition activity, $30.5 million of cash was used to purchase selected assets of five radio stations, three Internet business and two magazine businesses during the months ended September 30, 2006, compared to $55.7 million used to purchase selected assets of seven radio stations and one Internet business in the same period of the prior year.

Net cash provided by financing activities decreased to $4.0 million for the nine months ended September 30, 2006 compared to $36.3 million for the same period of the prior year. The decrease is primarily due to cash used for the redemption of our 9% Notes of $98.3 million which included a premium and the payment of a special cash dividend of $14.6 million offset by increased net borrowings of $97.5 million.

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

The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility. As of September 30, 2006, the borrowing capacity and aggregate commitments was $75.0 million under our revolving credit facility, $73.9 million under our term loan B facility and $165.0 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of September 30, 2006, we could borrow $45.9 million under our credit facilities.

At September 30, 2006, $73.5 million was outstanding under the term loan B facility, $165.0 million was outstanding under the term loan C facility and $29.1 million was outstanding under our revolving credit facility.    The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At September 30, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.99%.

The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of September 30, 2006. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at September 30, 2006, on a pro forma basis, was 6.11 to 1.

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

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%.

      As of September 30, 2006, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

     Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”).  As collateral for the Swingline, the company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of September 30, 2006, there was a $0.6 million outstanding balance under the Swingline.

      9% Notes. In September 2001, Salem Holding issued $150.0 million principal amount of 9% Notes. The indenture for the 9% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. During the second quarter of 2004, Salem completed the redemption of $55.6 million of the 9% Notes, leaving $94.4 million outstanding.  On July 6, 2006, we redeemed the remainder of our 9% senior subordinated notes due July 2011 through a borrowing on our term loan C facility.  The redemption price, as set forth in the notes, of 104.5% of the principal price, resulted in a loss on early retirement of approximately $3.6 million, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts, for the three months ended September 30, 2006.

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

      As of September 30, 2006, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

      Long-term debt consists of the following at the balance sheet dates indicated:

	December 31, 2005	September 30, 2006
	(Dollars in thousands)
Term loan under credit facility	$123,875	$238,500
Revolving line of credit under credit facility	6,600	29,100
9% senior subordinated notes due 2011 (1)	96,664	—
7¾% senior subordinated notes due 2010	100,000	100,000
Swingline credit facility	—	599
Fair market value of interest rate swap agreement	215	—
Seller financed note to acquire Townhall.com	—	2,410
Capital leases and other loans	142	121

	327,496	370,730
Less current portion	(811)	(1,407)
	$326,685	$369,323

(1) Includes $2,633 as of December 31, 2005 of fair value adjustments related to a terminated interest rate swap.  The principal amount outstanding was $94,031 as of December 31, 2005.

Off-balance sheet arrangements

As of September 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.  On July 6, 2006, we completed the redemption of the remainder of its outstanding 9% senior subordinated notes.  As a result of the redemption, we wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.  Interest expense for the nine months ended September 30, 2006, was reduced by approximately $0.3 million related to the amortization of the buyout premium received.

During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized approximately $110,000 in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% Notes.  As a result of this redemption, we recorded a loss on the swap of approximately $0.3 million which is included in the loss on early redemption of long-

term debt.  We recognized approximately $32,000 in interest expense for the six months ended September 30, 2006 related to the amortization of capitalized buyout premium.

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the quarter ended September 30, 2006, was reduced by approximately $40,000 as a result of the difference between the interest rates.  As of September 30, 2006, we recorded an asset for the fair value of the interest swap of approximately $34,000. This amount, net of income tax benefits of approximately $14,000, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the quarter ended September 30, 2006, was reduced by approximately $62,000 as a result of the difference between the interest rates.  As of September 30, 2006, we recorded an asset for the fair value of the interest swap of approximately $0.5 million.  This amount, net of income tax benefits of approximately $0.2 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the quarter ended September 30, 2006, was reduced by approximately $74,000 as a result of the difference between the interest rates. As of September 30, 2006, we recorded an asset for the fair value of the interest swap of approximately $0.8 million.  This amount, net of income taxes of approximately $0.3 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of September 30, 2006, we had borrowed $268.2 million under our credit facilities and Swingline.  As of September 30, 2006, we could borrow up to an additional $45.9 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At September 30, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.99%. At September 30, 2006, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.8 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of September 30, 2006, with an aggregate fair value of $100.8 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $97.3 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $104.3 million.

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against the Company, the Company directors, certain of the Company’s officers and certain underwriters of the Company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the Company's equity securities pursuant to or traceable to that offering.  The complaint alleged that offering documents contained misstatements and omissions regarding the Company's fixed assets and internal controls.  The complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, and sought rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provides for a full settlement of these claims in exchange for payment of $1.85 million to be paid by the company and its insurance carrier.  The settlement is subject to certain conditions set forth in the stipulation.  The court approved the full settlement at a hearing held on June 19, 2006.  During 2005, the Company recognized expenses of $0.7 million related to this settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2006, we made repurchases of our Class A common stock pursuant to a $50.0 million share repurchase program adopted by our Board of Directors in May 2005 and revised in February 2006.  The repurchase program was announced on May 5, 2005 in a form 8-K filed on that date.  The revision was announced on March 2, 2006 in a form 8-K filed on that date. This repurchase program will continue until the earlier of (a) May 6, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of Salem.  The amount we may repurchase may be limited by certain restrictions under our credit facilities.   The following table provides information on our repurchases during the three months ended September 30, 2006.

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of		as Part of	That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
Jul. 1, 2006 – Jul. 31, 2006	—	$ —	—	23,311,930
Aug. 1, 2006 – Aug. 31, 2006	502,250	10.80	502,250	17,885,857
Sept. 1, 2006 – Sept. 30, 2006	9,000	11.54	9,000	17,781,997
Total	511,250		511,250

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Set forth below is a list of exhibits included as part of this Quarterly Report:

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	333-41733-29	04/14/99	3.2
3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01
3.04	Bylaws of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.02
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.05
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09
4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02
4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11
4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12
4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28
4.10	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.1
4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25
4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26
4.18	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.04	Employment Agreement, dated September 16, 2003, between Salem Communications Holding Corporation and David A.R. Evans.	10-Q	000-26497	11/06/03	10.04
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.04.02	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008.	S-4	333-41733-29	01/29/98	10.05.05
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004.	S-4	333-41733-29	01/29/98	10.05.11.01
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.05.12	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas).	10-K	000-26497	03/30/00	10.05.13
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado).	10-K	000-26497	03/30/00	10.05.16
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.05.21	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008.	10-K 405	000-26497	03/31/99	10.05.22
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.05.24	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.05.25	Antenna/tower lease between Pennsylvania Media Associates Inc. (WLTN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/31/06	10.05.25
10.06	Asset Purchase Agreement, dated June 2002, by and between Caron Broadcasting, Inc. and Susquehanna Radio Corp. (WYGY-FM, Cincinnati, OH).	10-Q	000-26497	08/14/02	10.08.14
10.06.02

Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)

		10Q				X
10.06.03	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10Q				X
10.06.04

Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida,   and WZNZ-AM, Jacksonville, Florida)

		10Q				X
10.06.05	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10Q				X
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm.	10-K	000-26497	03/31/06	23.1
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
November 9, 2006
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2006
By: /s/ DAVID A.R. EVANS
David A.R. Evans
Executive Vice President, Business Development and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.06.02

Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)

10.06.03	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)
10.06.04

Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida,   and WZNZ-AM, Jacksonville, Florida)

10.06.05	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

 EXHIBIT 10.06.02

ASSET PURCHASE AGREEMENT

(WJGR(AM), Jacksonville, Florida, WZNZ(AM) Jacksonville, Florida)

This AGREEMENT (this "Agreement") is dated as of August 18, 2006 by and between Caron Broadcasting, Inc. ("Seller") and Chesapeake-Portsmouth Broadcasting Corporation ("Buyer").

RECITALS:

1.

Seller owns and operates radio stations WJGR(AM), FCC Facility No. 29736, licensed to Jacksonville, Florida and WZNZ(AM), FCC Facility No. 51976, licensed to Jacksonville, Florida (referred to herein individually by their call signs and collectively as the "Stations"), and holds the licenses and authorizations issued by the FCC for the operation of the Stations.

2.

Buyer desires to acquire certain assets of the Stations, and Seller is willing to convey such assets to Buyer.

3.

The acquisition of the Stations is subject to prior approval of the FCC.

NOW THEREFORE, in consideration of the foregoing and the mutual covenants and agreements contained herein, Seller and Buyer hereby agree as follows:

ARTICLE I

TERMINOLOGY

1.1

Act.  The Communications Act of 1934, as amended.

1.2

Adjustment Amount.  As provided in Section 2.7, the amount by which Buyer's account is to be credited or charged, as reflected on the Adjustment List(s).

1.3

Adjustment List.    As provided in Section 2.7, an itemized list(s) of all sums to be credited or charged against the account of Buyer, with a brief explanation in reasonable detail of the credits or charges, consistent with the allocation principle set forth in Section 2.7(a).

1.4

Assumed Obligations.   Such term shall have the meaning defined in Section 2.3.

1.5

Business Day.

  Any calendar day, excluding Saturdays and Sundays, on which federally chartered banks are regularly open for business.

1.6

Buyer’s Threshold Limitation.   As provided in Section 9.3 (b), the threshold dollar amount for the aggregate of claims, liabilities, damages, losses, costs and expenses that must be incurred by Buyer before Seller shall be obligated to indemnify Buyer.  The Buyer’s Threshold Limitation shall be Fifty Thousand Dollars ($50,000).

1.7

Closing.  The closing with respect to the transactions contemplated by this Agreement.

1.8

Closing Date.  The date determined as the Closing Date as provided in Section 8.1.

1.9

Documents.  This Agreement and all Exhibits and Schedules hereto, and each other agreement, certificate, or instrument delivered pursuant to or in connection with this Agreement, including amendments thereto that are expressly permitted under the terms of this Agreement.

1.10

Earnest Money.   The amount of Ninety Thousand Dollars ($90,000).

1.11

Environmental Assessment.  Such term shall have the meaning defined in Section

5.10.

1.12

Environmental Laws. The Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and the Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Emergency Planning and Community Right-to-Know Act, the Safe Drinking Water Act, each as amended, and any other applicable federal, state and local laws, statutes, rules or regulations concerning or relating to the treating, producing, handling, storing, releasing, spilling, leaking, pumping, pouring, emitting or dumping of Hazardous Materials, or the pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata).

1.13

Excluded Assets.  Such term shall have the meaning defined in Section 2.2.

1.14

FCC.  Federal Communications Commission.

1.15

FCC Licenses. The licenses, permits and authorizations (and any renewals, extensions, amendments or modifications thereof) of the FCC for the operation of the Stations as listed on Schedule 3.8, including without limitation, all pending Licenses, permits, and authorizations of the FCC to the extent they pertain to the operation of the Stations.

1.16

FCC Order.  An action, order or decision of the FCC, granting its consent to the assignment of the FCC Licenses to Buyer.

1.17

Final Action. An action of the FCC that has not been reversed, stayed, enjoined, set aside, annulled or suspended; with respect to which no timely petition for reconsideration or administrative or judicial appeal or sua sponte action of the FCC with comparable effect is pending and as to which the time for filing any such petition or appeal (administrative or judicial) or for the taking of any such sua sponte action of the FCC has expired.

 1.18

Hazardous Materials.  Toxic materials, hazardous wastes, hazardous substances, pollutants or contaminants, asbestos or asbestos-related products, polychlorinated biphenyls (“PCBs”), petroleum, crude oil or any fraction or distillate thereof in excess of legally-defined permissible limits (as such terms are defined in any applicable federal, state or local laws, ordinances, rules and regulations, and including any other terms which are or may be used in any applicable Environmental Laws to define prohibited or regulated substances).

1.19

Indemnified Party.  Any party described in Section 9.3 or Section 9.4 against which any claim or liability may be asserted by a third party which would give rise to a claim for indemnification under the provisions of this Agreement by such party.

1.20

Indemnifying Party. The party to the Agreement (not the Indemnified Party) that, in the event of a claim or liability asserted by a third party against the Indemnified Party which would give rise to a claim for indemnification under the provisions of this Agreement, is obligated to indemnify and hold harmless the Indemnified Party to the extent expressly provided in this Agreement.

1.21

Lien. Any mortgage, deed of trust, pledge, hypothecation, security interest, encumbrance, lien, lease or charge of any kind, whether voluntarily incurred or arising by operation of law or otherwise, affecting any Sale Assets or property, including any written or oral agreement to give or grant any of the foregoing, any conditional sale or other title retention agreement, and the filing of or agreement to give any financing statement with respect to any assets or property under the Uniform Commercial Code or comparable law of any jurisdiction.

1.22

Material Adverse Condition.  A condition, event or circumstance which would materially restrict, limit, increase the cost or burden of or otherwise materially adversely affect or materially impair the right of Buyer to the ownership, use, control, enjoyment or operation of the Stations or the proceeds therefrom; provided, however, that any condition which requires that the Stations be operated in accordance with a condition similar to those contained in the present FCC licenses issued for operation of the Stations shall not be deemed a  Material Adverse Condition.

1.23

OSHA Laws. The Occupational Safety and Health Act of 1970, as amended, and all other federal, state or local laws or ordinances, including orders, rules and regulations thereunder, regulating or otherwise affecting health and safety of the workplace.

1.24

Permitted Lien.   For purposes hereof, "Permitted Lien” shall mean (i) easements, restrictions, and other similar matters which will not materially adversely affect the use of the Real Property in the ordinary course of business; (ii) liens for taxes not due and payable or, that are being contested in good faith by appropriate proceedings; (iii) mechanics, materialmen's, carriers', warehousemen's, landlords' or other similar liens in the ordinary course of business for sums not yet due or which are being contested in good faith by appropriate proceedings; (iv) liens or mortgages that will be released at Closing; (v) zoning ordinances and regulations, including statutes and ordinances relating to the liens of streets and to other municipal improvements, which will not materially adversely affect the use of the Real Property in the ordinary course of business, provided that any of the foregoing alone or in the aggregate do not materially impair the value or materially interfere with the use of any asset or property of the Seller material to the operation of its business as it has been and is now conducted; and/or (vi) a Lien securing only an Assumed Obligation.

1.25

Person.   Any individual, corporation, limited liability company, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivisions thereof.

1.26

Purchase Price.  The consideration to be paid by Buyer to Seller for purchase of the Sale Assets in an amount equal to One Million Eight Hundred Thousand Dollars ($1,800,000) payable pursuant to the terms of Section 2.5 and subject to adjustments pursuant to Section 2.7.

1.27

Real Property.  Such term shall mean the real property described on Schedule 3.7.

1.28

Rules and Regulations.  The rules of the FCC as set forth in Volume 47 of the Code of Federal Regulations, as well as such other policies of the FCC, whether contained in the Code of Federal Regulations, or not, that apply to the Stations.

1.29

Sale Assets.  All of the tangible and intangible assets to be transferred by Seller to Buyer as set forth in Section 2.1.

            1.30      Seller’s Threshold Limitation.   As provided in Section 9.4 (b), the threshold dollar amount for the aggregate of claims, liabilities, damages, losses, costs and expenses that must be incurred by Seller before Buyer shall be obligated to indemnify Seller.  The Seller’s Threshold Limitation shall be Fifty Thousand Dollars ($180,000).

1.31

Stations Agreements.  The agreements, commitments, contracts, leases and other items described in Section 3.9(a) that relate to operation of the Stations.

1.32

Tangible Personal Property.  The personal property described in Section 2.1(a).

1.33

Tower Coordinates.  Such term shall have the meaning defined in Section 3.15 hereof.

ARTICLE II

PURCHASE AND SALE

2.1

Sale Assets.  On the Closing Date, Seller will sell, transfer, assign and convey to Buyer, and Buyer will purchase from Seller, free and clear of all Liens, except Permitted Liens, all of Seller's right, title and interest, legal and equitable, in and to the tangible and intangible, real, personal and mixed assets (except Excluded Assets) set forth below:

(a)

Tangible Personal Property.  All equipment, parts, supplies, furniture, fixtures, studio equipment, and other tangible personal property now or hereinafter owned by Seller and used exclusively in the operation of the Stations as set forth on Schedule 3.6, together with such modifications, replacements, improvements and additional items, made or acquired between the date hereof and the Closing Date;

(b)

Real Property and Leases.  Seller's interests in all of the real property used in operating the Stations as described in Schedule 3.7.

(c)

Licenses and Permits.  The FCC Licenses and all other assignable or transferable governmental permits, licenses and authorizations (and any renewals, extensions, amendments or modifications thereof) now held by Seller or hereafter obtained by Seller between the date hereof and the Closing Date, to the extent such other permits, licenses and authorizations pertain to or are used exclusively in the operation of the Stations;

(d)

Station Agreements. All agreements which are listed on Schedule 3.9; any renewals, extensions, amendments or modifications of those agreements being assumed which are made in the ordinary course of Seller's operation of the Stations and in accordance with the terms and provisions of this Agreement;

(e)

Records.  True and complete copies of all of the books, records, accounts, files, logs, ledgers, reports of engineers and other consultants or independent contractors, pertaining to or used in the operation of the Stations (other than corporate records);

2.2

Excluded Assets.   Notwithstanding any provision of this Agreement to the contrary, Seller shall not transfer, convey or assign to Buyer, but shall retain all of its right, title and interest in and to, the following assets owned or held by it on the Closing Date ("Excluded Assets"):

(a)

Any and all cash, cash equivalents, cash deposits to secure contract obligations, all inter-company receivables from any affiliate of Seller and all other accounts receivable, bank deposits and securities held by Seller in respect of the Stations at the Closing Date, that are unrelated to the operation of the Stations after the Closing Date and further provided that such cash or receivable is not for services on obligations of the Stations after the Closing Date (except to the extent Seller receives a credit therefor under Section 2.7, in which event such cash, receivable, deposit or security shall be included as part of the Sale Assets).

(b)

Any and all claims of Seller with respect to transactions prior to the Closing including, without limitation, claims for tax refunds and refunds of fees paid to the FCC.

(c)

All prepaid expenses (except to the extent Seller receives a credit therefor under Section 2.7, in which event the prepaid expense shall be included as part of the Sale Assets).

(d)

All contracts of insurance and claims against insurers.

(e)

All employee benefit plans and the assets thereof and all employment contracts.

(f)

All contracts that are terminated in accordance with the terms and provisions of this Agreement or have expired prior to the Closing Date in the ordinary course of business; and all loans and loan agreements.

(g)

All tangible personal property disposed of or consumed between the date hereof and the Closing Date in accordance with the terms and provisions of this Agreement and in the ordinary course of business.

(h)

Seller's corporate records except to the extent such records pertain to or are used in the operation of the Stations, in which case Seller shall deliver materially accurate copies thereof to Buyer.

(i)

All commitments, contracts and agreements not specifically assumed by Buyer pursuant to Section 2.1(d), above.

(j)

The assets, both tangible and intangible, real, personal or mixed, of Seller relating to its other radio stations of Seller in the market.

2.3

Assumption of Liabilities.

(a)

At the Closing, Buyer shall assume and agree to perform, without duplication of Seller's performance, the following liabilities and obligations of Seller (the "Assumed Obligations"):

(i)

Current liabilities of Seller for which Buyer receives a credit pursuant to Section 2.7, but not in excess of the amount of such credit;

(ii)

Liabilities and obligations arising under the Station Agreements assumed by and transferred to Buyer in accordance with this Agreement, but only to the extent such liabilities and obligations relate to the Sale Assets and are attributable to the period of time after the Closing.  Notwithstanding anything herein to the contrary, Buyer shall assume all of Seller’s obligation arising under the lease agreement for the office space used by the Station as studios; and

(iii)

The obligations, if any, specifically listed in Schedule 2.3.

(b)

Except for the Assumed Obligations, Buyer shall not assume or in any manner be liable for any debts, liens, charges, claims, encumbrances, duties, responsibilities, obligations or liabilities of Seller of any kind or nature, whether express or implied, known or unknown, contingent or absolute, including, without limitation, any liabilities to or in connection with Seller's employees whether arising in connection with the transaction contemplated hereunder or otherwise.

2.4

Earnest Money.

(a)

Within five (5) business days of the execution of this Agreement, Buyer shall deposit with Seller the Earnest Money.  Seller shall hold the Ernest Money pursuant to the terms of this Agreement.  Seller shall have no obligation to invest the Ernest Money, nor shall Seller be deemed to be a fiduciary with respect to the Ernest Money.

(b)

If the Closing does not occur, the Earnest Money shall be returned to Buyer.   If Closing does occur, the Earnest Money shall be applied to payment of the Purchase price at Closing as provided in Section 2.5.

2.5

Payments Of Purchase Price.

(a)        At the Closing, the Purchase Price shall be paid to Seller by wire transfer of immediately available funds.

 (b)

Buyer shall pay to Seller, or Seller shall pay to Buyer, the Adjustment Amount in accordance with Section 2.7.

2.6

Allocation of the Purchase Price.  Buyer shall agree to an allocation of the Purchase Price as reasonably determined by Seller.  Buyer and Seller shall use such allocation for all reporting purposes in connection with federal, state and local income and, to the extent permitted under applicable law, franchise taxes. Buyer and Seller agree to report such allocation to the Internal Revenue Service in the form required by Treasury Regulation § 1.1060-1T.

2.7

Adjustment of Purchase Price.

(a)

All operating income and operating expenses of the Stations shall be adjusted and allocated between Seller and Buyer, and an adjustment in the Purchase Price shall be made as provided in this Section, to the extent necessary to reflect the principle that all such income and expenses attributable to the operation of the Stations on or before the Closing Date shall be for the account of Seller, and all income and expenses attributable to the operation of the Stations after the Closing Date shall be for the account of Buyer. Any cost or obligation related to any Permitted Lien shall also be included as part of the adjustment and allocation between Buyer and Seller.

(b)

To the extent not inconsistent with the express provisions of this Agreement, the allocations made pursuant to this Section 2.7 shall be made in accordance with generally accepted accounting principles.

(c)

For purposes of making the adjustments pursuant to this Section, Seller shall prepare and deliver an initial Adjustment List to Buyer within ninety (90) days following the Closing Date, or such later date as shall be mutually agreed to by Seller and Buyer.  Seller may also prepare and deliver to Buyer additional Adjustment Lists as Seller becomes aware of additional Adjustment List items.  The Adjustment List(s) shall set forth the Adjustment Amount. If the Adjustment Amount is a credit to the account of Buyer, Seller shall pay such amount to Buyer within fifteen (15) days of receiving the Adjustment List(s) if both parties agree on the amount, and if the Adjustment Amount is a charge to the account of Buyer, Buyer shall pay such amount to Seller within fifteen (15) days of delivering the Adjustment List(s) to Seller if both parties agree on the amount. In the event Buyer disagrees with the Adjustment Amount determined by Seller or with any other matter arising out of this subsection, and Buyer and Seller cannot within sixty (60) days resolve the disagreement themselves, the parties will refer the disagreement to a firm of independent certified public accountants, mutually acceptable to Seller and Buyer, whose decision shall be final.  The fees and expenses of such accountants shall be paid by the party who does not prevail on the disputed matters decided by the accountants.

ARTICLE III

REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Buyer as follows:

3.1

Organization and Good Standing. Seller is a corporation, validly existing and in good standing under the laws of the State of Ohio and authorized to conduct business in the State of Ohio and each and every jurisdiction where Seller conducts business. Seller has all requisite power to own, operate and lease its properties and carry on its business as it is now being conducted and as the same will be conducted until the Closing.

3.2

Authorization and Binding Effect of Documents.  Seller’s execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents, and the consummation by Seller of the transactions contemplated hereby and thereby, have been duly authorized and approved by all necessary corporate action on the part of Seller, and no other corporate proceedings on the part of the Seller are necessary to authorize and approve this Agreement.  As of the date hereof, the Board of Directors of Seller has determined that the transaction contemplated by this Agreement is advisable and in the best interest of its stockholders.   Seller has the power and authority to execute, deliver and perform its obligations under this Agreement and each of the other Documents and to consummate the transactions hereby and thereby contemplated. This Agreement and each of the other Documents have been, or at or prior to the Closing will be, duly executed by Seller. The Documents, when executed and delivered by the parties hereto, will constitute legal and valid obligations of Seller enforceable against it in accordance with their terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the enforcement of creditors' rights or remedies generally, and except as may be limited by general principles of equity.

3.3

Absence of Conflicts.  The execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents by Seller, and the consummation of the transactions contemplated hereby and thereby:

(a)

do not in any material respect (with or without the giving of notice or the passage of time or both) violate, or result in the creation of any Lien other than a Permitted Lien, on any of the Sale Assets under any provision of law, rule or regulation or any order, judgment, injunction, decree or ruling applicable to Seller;

(b)

do not (with or without the giving of notice or the passage of time or both) conflict with or result in a breach or termination of, or constitute a default or give rise to a right of termination or acceleration under the articles of incorporation or bylaws of Seller or pursuant to any lease, agreement, commitment or other instrument which Seller is a party to, or bound by, or by which any of the Sale Assets may be bound, or result in the creation of any Lien, other than a Permitted Lien, upon any of the Sale Assets.

3.4

Governmental Consents and Consents of Third Parties.  Except for such consents as are required by the FCC and as are disclosed on Schedule 3.4, the execution and delivery of, and the performance of Seller’s obligations under, this Agreement and each of the other Documents by Seller, and the consummation by Seller of the transactions contemplated hereby and thereby, do not require the consent, waiver, approval, permit, license, clearance or authorization of, or any declaration of filing with, any court or public agency or governmental body or other authority, or the consent of any Person under any agreement, arrangement or commitment of a nature to which Seller is a party or by which it is bound or by which the Sale Assets are bound or to which they are subject to, the failure of which to obtain would constitute a Material Adverse Condition on the Sale Assets or the operation of the Stations.

3.5

Sale Assets.  The Sale Assets include all of the assets, properties and rights of every type and description, real, personal and mixed, tangible and intangible, that are used in the conduct of the business of owning and operating the Stations in the manner in which that business is now conducted, including, without limitation all of the assets described in Section 2.1 with the exception of the Excluded Assets.

3.6

Tangible Personal Property.  Except for supplies and other incidental items which in the aggregate are not of material value, the list of Tangible Personal Property (described on Schedule 3.6) includes all of the items of tangible personal property (other than Excluded Assets) used to a material extent in the operation of the Stations in the manner in which it is now operated.  In addition, except to the extent that any defect would not constitute a Material Adverse Condition on the Stations or Sale Assets:

(a)

Seller has good, marketable and valid title to all of the items of Tangible Personal Property free and clear of all Liens except Permitted Liens, and including the right to transfer same.

(b)

The Tangible Personal Property used to a material extent in the operation of the Stations in the manner in which it is now operated has been maintained in accordance with industry practices and is in operating condition subject only to ordinary wear and tear.

(c)

The Tangible Personal Property complies with applicable rules and regulations of the FCC and the terms of the FCC Licenses.

3.7

Real Property.

(a)

The real property (described on Schedule 3.7) includes all of the interests in real estate, including, without limitation, any and all leases, easements and licenses, used to any material extent in the operation of the Stations in the manner in which they have been and are now operated.  Said real property, together with all improvements affixed thereto, is herein defined as the “Real Property.”

(b)

To Seller’s knowledge, the Real Property complies in all respects with all applicable federal, state and local laws, ordinances, statutes, rules and regulations in effect as of the Effective Date and the Closing Date.

(c)

To Seller’s knowledge, all permanent certificates of occupancy and other consents and approvals required from governmental authorities and associations and boards with jurisdiction over the Real Property have been issued and are in full force and effect without the presence or existence of any unsatisfied conditions or requirements with respect thereto, and true, correct and complete copies of such consents, approvals and certificates of occupancy have been delivered to Buyer.

(d)

Seller has not received any notice of condemnation or of eminent domain proceedings or negotiations for the purchase of any of the Real Property in lieu of condemnation, and no condemnation or eminent domain proceedings or negotiations have been commenced or, to the best of Seller's knowledge, threatened in connection with the Real Property or the Improvements that would have a material and adverse effect on the value of the Real Project or on the continued utilization of the Real Property for its current use.

(e)

To Seller’s knowledge, all utility services, including but not limited to storm and sanitary sewer, water, electric power, and telephone service are available to the Real Property and no unpaid assessments, impact fees, development fees, tap-on fees or recapture costs are payable in connection therewith.

3.8

FCC Licenses.  Seller is the holder of the licenses, permits and authorizations listed on Schedule 3.8, and except as set forth on such Schedule, (i) the FCC Licenses are valid, in good standing and in full force and effect, unimpaired by any act or omission of Seller, and constitute all of the licenses, permits and authorizations required by the Act, the Rules and Regulations or the FCC for, or used in, the operation of the Stations in all material respects as now operated, (ii) the licenses, permits and authorizations listed on Schedule 3.8 constitute all the current licenses, permits and authorizations issued by the FCC to Seller or pending before the FCC for or in connection with the Stations; (iii) there is no condition imposed by the FCC as part of any FCC License which is neither set forth on the face thereof as issued by the FCC nor contained in the Rules and Regulations applicable generally to Stations of the type, nature, class or location of the Stations; (iv) the Stations are being operated in accordance with the terms and conditions of the FCC Licenses applicable to it and in accordance with the Rules and Regulations, except to the extent a failure to so comply would not constitute a Material Adverse Condition; (v) no application, action or proceeding is pending, or, to Seller’s actual knowledge is threatened, which may result in the revocation, modification, non-renewal or suspension of any of the FCC Licenses, the denial of any pending applications, the issuance of any cease and desist order or the imposition of any fines, forfeitures or other administrative actions by the FCC with respect to the Stations or its operation, other than proceedings affecting the radio broadcasting industry in general; (vi) there is not before the FCC any material investigation, proceeding, notice of violation or order of forfeiture relating to the Stations; (vii) Seller has complied in all material respects with all requirements to file reports, applications and other documents with the FCC with respect to the Stations, and all such reports, applications and documents are complete and correct in all material respects; (viii) to Seller’s knowledge, there are no matters (A) which could reasonably be expected to result in the suspension, revocation, cancellation, modification of or the refusal to renew any of the FCC Licenses or the imposition of any fines or forfeitures by the FCC, or (B) against Seller which could reasonably be expected to result in the FCC's refusal to grant approval of the assignment to Buyer of the FCC Licenses or the imposition of any Material Adverse Condition in connection with approval of such assignment; (ix) there are not any unsatisfied or otherwise outstanding citations issued by the FCC with respect to the Stations or its operation; and (x) the "Public Inspection Files" of the Stations are in material compliance with Section 73.3526 of the Rules and Regulations.

3.9

Station Agreements.

(a)

Schedule 3.9 sets forth an accurate and complete list of all material agreements, contracts, arrangements or commitments in effect as of the date hereof, including all amendments, modifications and supplements thereto which the Stations or their assets or properties are bound by (“Station Agreements”) other than agreements for the purchase of airtime on the stations which may be cancelled on less than ninety (90) days notice.

(b)

Except as set forth in the Schedules, to Seller’s knowledge: (i) all Station Agreements are legal, valid and enforceable in accordance with their terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity; (ii) neither Seller, nor any party thereto is in material breach of or in material default under any Station Agreements; (iii) there has not occurred any event which, after the giving of notice or the lapse of time or both, would constitute a material default under, or result in the material breach of, any Station Agreements which are, individually or in the aggregate, material to the operation of the Stations; and (iv) Seller holds the right to enforce and receive the benefits under all of the Station Agreements, free and clear of all Liens (other than Permitted Liens) but subject to the terms and provision of each such agreement.

3.10

Litigation.  There are no actions, suits, claims, investigations or administrative, arbitration or other proceedings pending or threatened against Seller which would, individually or in the aggregate if adversely determined, be a Material Adverse Condition on the Sale Assets or the operation of the Stations, or which would give any third party the right to enjoin the transactions contemplated by this Agreement.  There is no basis for any such claim, investigation, action, suit or proceeding which would, individually or in the aggregate if adversely determined, be a Material Adverse Condition on the Sale Assets or operation of the Stations.  There are no existing or pending orders, judgments or decrees of any court or governmental agency affecting Seller, the Stations or any of the Sale Assets which would materially adversely affect the Stations’ operations or the Sale Assets.  Notwithstanding the disclosure of any matter herein, Buyer shall not assume any liability for any such matter.

3.11

Labor Matters.  Seller is not a party to any collective bargaining agreement, and there is no collective bargaining agreement that determines the terms and conditions of employment of any employees of Seller.  With respect to the Stations, there are no labor strikes, disputes, slow-downs or stoppages pending or, to the actual knowledge of Seller, threatened against the Stations,  there are neither pending nor threatened, any suits, actions, administrative proceedings, union organizing activities, arbitrations, grievances, complaint, charges, claims or other proceedings between Seller and any employees of the Stations or any union representing such employees; and there are no existing labor or employment or other controversies or grievances involving employees of the Stations which have had or are reasonably likely to constitute a Material Adverse Condition on the operation of the Stations.

3.12

Employee Benefit Plans.  To Seller’s knowledge, Buyer's consummation of the transactions contemplated by this Agreement in accordance with the terms hereof shall not, as a result of or in connection with the transactions contemplated hereby, impose upon Buyer any obligation under any benefit plan, contract or arrangement (regardless of whether they are written or unwritten and funded or unfunded) covering employees or former employees of Seller in connection with their employment by Seller. For purposes of the Agreement, "benefit plans" shall include without limitation employee benefit plans within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended, vacation benefits, employment and severance contracts, stock option plans, bonus programs and plans of deferred compensation.

3.13

Compliance with Law.  To Seller’s knowledge, the operation of the Stations complies in all material respects with the applicable rules and regulations of the FCC, and all other federal, state, local or other laws, statutes, ordinances, regulations, and any applicable order, writ, injunction or decree of any court, commission, board, agency or other instrumentality.

3.14

Environmental Matters; OSHA.  Except as otherwise set forth on Schedule 3.14 hereof:

(a)

Seller has obtained all material, environmental, health and safety permits known by Seller to be necessary or required for either the operation of the Stations as currently operated or the ownership of the Sale Assets and all such permits are in full force and effect and Seller is in compliance with all material terms and conditions of such permits.

(b)

To Seller’s knowledge, there is no proceeding pending or threatened which may result in the reversal, rescission, termination, modification or suspension of any environmental or health or safety permits necessary for the operation of the Stations as currently conducted or the ownership of the Sale Assets.

(c)

With respect to the Stations and the Sale Assets, to Seller’s knowledge Seller is in compliance in all material respects with the provisions of Environmental Laws.

(d)

Seller has not, and, to Seller’s knowledge, no other Person or entity has, caused or permitted materials to be generated, released, stored, treated, recycled, disposed of, on, under or at such parcels, which materials, if known to be present, would require clean up, removal or other remedial or responsive action under Environmental Laws (other than normal office, cleaning and maintenance supplies in reasonable quantities used and /or stored appropriately in the buildings or improvements on the Real Property).  To Seller’s knowledge, Seller has not caused the migration of any materials from the Sale Assets onto or under any property, which materials, if known to be present, would require cleanup, removal or other remedial or responsive action under Environmental Laws.  To Seller’s knowledge, there are no underground storage tanks and no PCBs or friable asbestos in or on the Sale Assets or Real Property.

(e)

To Seller’s knowledge, Seller is not subject to any judgment, decree, order or citation with respect to the Sale Assets related to or arising out of Environmental Laws, and Seller has not received notice that it has been named or listed as a potentially responsible party by any Person or governmental body or agency in any matter, under Environmental Laws.

(f)

To Seller’s knowledge, Seller has not discharged or disposed of any petroleum product or solid waste on the Real Property or on the property adjacent to the Real Property owned by third parties, which may form the basis for any present or future claim based upon the Environmental Laws in existence on the date hereof or as of the Closing, or any demand or action seeking clean-up of any site, location, body of water, surface or subsurface, under any Environmental Laws or otherwise, or which may subject the owner of the Real Property to claims by third parties (except to the extent third party liability can be established) for damages.

(g)

To Seller’s knowledge, no portion of the Sale Assets have ever been used by Seller, in material violation of Environmental Laws.

(h)

To Seller’s knowledge, no pesticides, herbicides, fertilizers or other materials have been used on, applied to or disposed of on or in the Sale Assets in material violation of any Environmental Laws (other than normal office, cleaning and maintenance supplies in reasonable quantities used and/or stored appropriately in the buildings or improvements on the Real Property) in any manner which may constitute a Material Adverse Condition.

(i)

With respect to the Sale Assets, to Seller’s knowledge Seller has disposed of all waste in full compliance with all Environmental Laws and there is no existing condition that may form the basis of any present or future claim, demand or action seeking clean up of any facility, site, location or body of water, surface or subsurface, for which the Buyer could be liable or responsible solely as a result of the disposal of waste at such site by a prior owner of the Sale Assets.

(j)

To Seller’s knowledge, Seller is in material compliance with all OSHA Laws applicable to the Sale Assets.

(k)

Seller has not agreed to indemnify any predecessor or other party with respect to any environmental liability relating to the Real Property or Sale Assets.

3.15

Tower Coordinates. The current vertical elevation and geographical coordinates of the Stations’ towers (“the Tower Coordinates”) are properly registered with the FCC and Federal Aviation Administration (“FAA”); and to Seller’s knowledge the Tower Coordinates comply with and correspond to the current vertical elevation and geographical coordinates authorized by the FAA, FCC and any other governmental authority, including any federal, state or local authority having jurisdiction over the Stations or said towers.

3.16

Filing of Tax Returns.  Seller has filed all federal, state and local tax returns which are required to be filed, and has paid all taxes and all assessments to the extent that such taxes and assessments have become due, other than such returns, taxes and assessments, the failure to file or pay would not, individually or in the aggregate, constitute a Material Adverse Condition.

3.17

Absence of Insolvency.  No insolvency proceedings of any character including without limitation, bankruptcy, receivership, reorganization, composition or arrangement with creditors, voluntary or involuntary, affecting the Seller or any of the Sale Assets, are pending or threatened, and Seller has made no assignment for the benefit of creditors, nor taken any action with a view to, or which would constitute the basis for the institution of, any such insolvency proceedings.

3.18

Broker's or Finder's Fees.  Except for as set forth on Schedule 3.18, no agent, broker, investment banker or other Person or firm acting on behalf of or under the authority of Seller or any affiliate of Seller is or will be entitled to any broker's or finder's fee or any other commission or similar fee, directly or indirectly, in connection with the transactions contemplated by this Agreement.

3.19

Insurance.  There is now, and through the Closing Date there shall be, in full force and effect with reputable insurance companies fire and extended coverage insurance with respect to all material tangible Sale Assets and public liability insurance, all in commercially reasonable amounts, and the Sale Assets shall be insured to cover the full amount of any loss.

3.20

Compliance with Patriot Act.  Seller is not nor will it become (i) a person whose property or interests in property are blocked pursuant to Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49079 (2001)) or (ii) a person or entity that knowingly engages in any dealings or transactions, or be otherwise knowingly associated, with any such person.  Seller is not in violation of the Uniting And Strengthening America By Providing Appropriate Tools Required To Intercept And Obstruct Terrorism (USA Patriot Act) Act of 2001.

ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF BUYER

Buyer represents and warrants to Seller as follows:

4.1     Organization and Good Standing.  Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of North Carolina.  Buyer has all requisite corporate power to own, operate and lease its properties and carry on its business as it is now being conducted and as the same will be conducted following the Closing.

4.2     Authorization and Binding Effect of Documents.  Buyer's execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents, and the consummation by Buyer of the transactions contemplated hereby and thereby, have been duly authorized and approved by all necessary corporate action on the part of Buyer. Buyer has the power and authority to execute, deliver and perform its obligations under this Agreement and each of the other Documents and to consummate the transactions hereby and thereby contemplated. This Agreement and each of the other Documents have been, or at or prior to the Closing will be, duly executed by Buyer. The Documents, when executed and delivered by the parties hereto, will constitute the valid and legally binding agreement of Buyer, enforceable against Buyer in accordance with their terms, except as may be limited by bankruptcy, insolvency, or other similar laws affecting the enforcement of creditors' rights or remedies generally, and except as may be limited by general principles of equity.

4.3

Absence of Conflicts. Buyer's execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents and the consummation by Buyer of the transaction contemplated hereby and thereby:

(a)

do not in any material respect (with or without the giving of notice or the passage of time or both) violate or result in the creation of any claim, lien, charge or encumbrance on any of the assets or properties of Buyer under any provision of law, rule or regulation or any order, judgment, injunction, decree or ruling applicable to Buyer in any manner which would have a material adverse effect on the assets, business, operation or financial condition or results of operations of Buyer;

(b)

do not (with or without the giving of notice or the passage of time or both) conflict with or result in a breach or termination of, or constitute a default or give rise to a right of termination or acceleration under, the articles of incorporation or bylaws of Buyer or any lease, agreement, commitment, or other instrument which Buyer is a party to, bound by, or by which any of its assets or properties may be bound, the results of which would be a Material Adverse Condition.

4.4

Governmental Consents and Consents of Third Parties.    Except for the required consent of the FCC, Buyer's execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents and the consummation by Buyer of the transaction contemplated hereby and thereby, do not require the consent, waiver, approval, permit, license, clearance or authorization of, or any declaration or filing with, any court or public agency or other authority, or the consent of any Person under any agreement, arrangement or commitment of any nature to which Buyer is a party or by which it is bound, the failure of which to obtain would  have a material adverse effect on the assets, business, operation or financial condition or results of operations of Buyer.

4.5

Qualification.

(a)

Buyer has no knowledge after due inquiry of any facts concerning Buyer or any other Person with an attributable interest in Buyer (as such term is defined under the Rules and Regulations) which, under present law (including the Act) and the Rules and Regulations, would (i) disqualify Buyer from being the holder of the FCC Licenses, the owner of the Sale Assets or the operator of the Stations upon consummation of the transactions contemplated by this Agreement, or (ii) raise a substantial and material question of fact (within the meaning of Section 309(e) of the Act) respecting Buyer's qualifications.

(b)

Without limiting the foregoing Subsection(a), Buyer shall make the affirmative certifications provided in Section III of FCC Form 314, or as may be required on any form required by the FCC to obtain its consent to this transaction, at the time of filing of such form with the FCC as contemplated by Section 5.2.

4.6

Financing

.  Buyer has, and as of the Closing Date will have, sufficient cash, available lines of credit or other sources of immediately available funds to enable it to make payment of the Purchase Price and any other amounts to be paid by it in accordance with the terms of this Agreement and the Documents.

4.7

Broker's or Finder's Fees.   No agent, broker, investment banker, or other Person or firm acting on behalf of or under the authority or Buyer or any affiliate of Buyer is or will be entitled to any broker's or finder's fee or any other commission or similar fee, directly or indirectly, in connection with transactions contemplated by this Agreement.

4.8

Litigation. There are no legal, administrative, arbitration or other proceedings or governmental investigations pending or, to the knowledge of Buyer, threatened against Buyer that would give any third party the right to enjoin the transactions contemplated by this Agreement.

4.9

Compliance with Patriot Act.  Buyer is not nor will it become (i) a person whose property or interests in property are blocked pursuant to Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49079 (2001)) or (ii) a person or entity that knowingly engages in any dealings or transactions, or be otherwise knowingly associated, with any such person.  Buyer is not in violation of the Uniting And Strengthening America By Providing Appropriate Tools Required To Intercept And Obstruct Terrorism (USA Patriot Act) Act of 2001.

ARTICLE V

TRANSACTIONS PRIOR TO THE CLOSING DATE

5.1

Conduct of the Stations’ Business Prior to the Closing Date.   Seller covenants and agrees with Buyer that between the date hereof and the Closing Date, unless the Buyer otherwise agrees in writing (which agreement shall not be unreasonably withheld or delayed), Seller shall:

(a)

Use reasonable commercial efforts to maintain insurance upon all of the Sale Assets in such amounts and of such kind as is consistent with Seller’s other radio stations and with insurers of substantially the same or better financial condition;

(b)

Operate the Stations and otherwise conduct its business in all material respects in accordance with the terms or conditions of its FCC Licenses, the Rules and Regulations, the Act and all other rules and regulations, statutes, ordinances and orders of all governmental authorities having jurisdiction over any aspect of the operation of the Stations, except where the failure to so operate would not constitute a Material Adverse Condition on the Sale Assets or the operation of the Stations or on the ability of Seller to consummate the transactions contemplated hereby;

(c)

Comply in all material respects with all Stations Agreements Buyer is assuming now or hereafter existing;

(d)

Promptly notify Buyer of any default by, or claim of default against, any party under any Stations Agreements Buyer is assuming and any event or condition which, with notice or lapse of time or both, would constitute an event of default under such Stations Agreements;

(e)

Not mortgage, pledge or subject any of the Sale Assets to any Lien other than a Permitted Lien;

(f)

Not sell, lease or otherwise dispose of, nor agree to sell, lease or otherwise dispose of, any of the Sale Assets;

(g)

Not amend or terminate any Stations Agreement;

(h)

Not introduce any material change with respect to the operation of the Stations including, without limitation, any material changes in the broadcast hours of the Stations or any other material change in the Stations’ programming policies, except such changes as in the sole discretion of Seller, exercised in good faith after consultation with Buyer, are required by the public interest;

5.2

Governmental Consents. Seller and Buyer shall file with the FCC, within five (5) business days after the execution of this Agreement, such applications and other documents in the name of Seller or Buyer, as appropriate, as may be necessary or advisable to obtain the FCC Order. Seller and Buyer shall take all commercially reasonable steps necessary to prosecute such filings with diligence and shall diligently oppose any objections to, appeals from or petitions to reconsider such approval of the FCC, to the end that the FCC Order and a Final Action with respect thereto may be obtained as soon as practicable; provided, however, that in the event the application for assignment of the FCC Licenses has been designated for hearing, either Buyer or Seller may elect to terminate this Agreement pursuant to Section 10.1(c). Buyer shall not knowingly take, and Seller covenants that Seller shall not knowingly take, any action that such party knows or has reason to know would materially and adversely affect or materially delay issuance of the FCC Order or materially and adversely affect or materially delay its becoming a Final Action without a Material Adverse Condition, unless such action is requested or required by the FCC, its staff or the Rules and Regulations. Should Buyer or Seller become aware of any facts which could reasonably be expected to materially and adversely affect or materially delay issuance of the FCC Order without a Material Adverse Condition (including but not limited to, in the case of Buyer, any facts which would reasonably be expected to disqualify Buyer from controlling the Stations), such party shall promptly notify the other party thereof in writing and both parties shall cooperate to take all steps necessary or desirable to resolve the matter expeditiously and to obtain the FCC's approval of matters pending before it. Subject to the terms and conditions herein provided, Buyer and Seller shall promptly determine whether any filings are required to be made with, or consents, permits, authorizations or approvals are required to be obtained from, any other governmental agency or regulatory body of the federal, state and local jurisdictions in connection with the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, and take all reasonable actions necessary to obtain any required permits, authorizations or appraisals.

5.3

Other Consents.  Buyer and Seller shall use their reasonable best efforts to obtain the consent or waivers to the transactions contemplated by this Agreement required under any assumed Station Agreements; provided that Buyer and Seller shall not be required to pay or grant any material consideration in order to obtain any such consent or waiver.

5.4

Tax Returns and Payments.  All taxes pertaining to ownership of the Sale Assets or operation of the Stations prior to the Closing Date will be timely paid; provided that Seller shall not be required to pay any such tax so long as the validity thereof shall be contested in good faith by appropriate proceedings and Seller shall have set aside adequate reserves with respect to any such tax to the reasonable satisfaction of Buyer.

5.5

Access Prior to the Closing Date.   Prior to the Closing, Buyer and its representatives may make such reasonable investigation of the assets and business of the Stations and the Sale Assets as it may desire; and Seller shall give to Buyer, its engineers, counsel, accountants and other representatives reasonable access during normal business hours throughout the period prior to the Closing to personnel and all of the assets, books, records and files of or pertaining to the Stations and the Sale Assets, provided that (i) Buyer shall give Seller reasonable advance notice of each date on which Buyer or any such other Person or entity desires such access, (ii) each Person (other than an officer of Buyer) shall, if requested by Seller, be accompanied by an officer or their representative of Buyer approved by Seller, which approval shall not be unreasonably withheld, (iii) the investigations at the offices of Seller shall be reasonable in number and frequency and, (iv) all investigations shall be conducted in such a manner as not to physically damage any property or constitute a disruption of the operation of the Stations or Seller.  Seller shall furnish to Buyer during such period all documents and copies of documents and information concerning the business and affairs of Seller and the Stations as Buyer may reasonably request.  No investigation or information furnished pursuant to this Section 5.5 shall affect any representations or warranties made by the Seller herein.

5.6     Confidentiality; Press Release.  All information, data and materials furnished or to be furnished to either party with respect to the other party in connection with this transaction or pursuant to this Agreement are confidential. Each party agrees that prior to Closing (a) it shall not disclose or otherwise make available, at any time, any such information, data or material to any Person who does not have a confidential relationship with such party; (b) it shall protect such information, data and material with a high degree of care to prevent the disclosure thereof; and (c) if, for any reason, this transaction is not consummated, all information, data or material concerning the other party obtained by such party, and all copies thereof, will be returned to the other party. After Closing, neither party will disclose or otherwise make available to any Person any of such information, data or material concerning the other party, except as may be necessary or appropriate in connection with the operation of the Stations by Buyer. Each party shall use its reasonable efforts to prevent the violation of any of the foregoing confidentiality provisions by its respective representatives. Notwithstanding the foregoing, nothing contained herein shall prohibit Buyer or Seller from:

(i)  using such information, data and materials in connection with any action or proceeding brought or any claim asserted by Buyer or Seller in respect of any breach by the other of any representation, warranty or covenant made in or pursuant to this Agreement; or

(ii)  supplying or filing such information, data or materials to or with the FCC or SEC or any other valid governmental or court authority to the extent required by law or reasonably necessary to obtain any consent, waiver, amendment, modification, approval, authorization, permit or license which may be necessary to effectuate this Agreement, and to consummate the transaction contemplated herein.

In the event that either party determines in good faith that a press release or other public announcement is desirable under any circumstances, the parties shall consult with each other to determine the appropriate timing, form and content of such release or announcement.

5.7

Reasonable Best Efforts.  Subject to the terms and conditions of this Agreement, each of the parties hereto will use its reasonable best efforts to take all action and to do all things necessary, proper or advisable to satisfy any condition to the parties' obligations hereunder in its power to satisfy and to consummate and make effective as soon as practicable the transactions contemplated by this Agreement.

5.8

FCC Reports.  Seller shall continue to file, on a current basis until the Closing Date, all reports and documents required to be filed with the FCC with respect to the Stations. Seller shall provide Buyer with copies of all such filings within five business days of the filing with the FCC.

5.9

Conveyance Free and Clear of Liens.  At or prior to the Closing, Seller shall obtain executed releases, in suitable form for filing and otherwise in form and substance reasonably satisfactory to Buyer, of any security interests granted in the Sale Assets and properties as security for payment of loans and other obligations or judgments and of any other Liens on the Sale Assets. At the closing, Seller shall transfer and convey to Buyer all of the Sale Assets free and clear of all Liens except Permitted Liens.

5.10

Environmental Assessment.  Not later than sixty (60) days after execution of this Agreement, Buyer may obtain a Phase I (“the Phase I”) environmental assessment of the Sale Assets by an environmental engineer selected by Buyer.  Within fourteen (14) days after Buyer’s receipt of the Phase I, if the Phase I indicates environmental conditions may exist on, under or affect such properties that may constitute a violation or breach of Seller's representations and warranties contained in Section 3.14 of this Agreement or cause the condition contained in Section 6.7 to not be satisfied, then Buyer shall be entitled to obtain a Phase II (“the Phase II”) environmental assessment of the Real Property, or any portion thereof.  (The Phase I and the Phase II, if obtained, shall be referred to herein as the “Environmental Assessment”).  Buyer shall commission and pay the cost of such Environmental Assessment and shall provide a copy to Seller.  The Environmental Assessment shall be subject to the confidentiality provisions of Section 5.6.  If after appropriate inquiry into the previous ownership of and uses of the Real Property consistent with good commercial or customary practice, the engineer concludes that environmental conditions exist on, under or affecting such properties that would cause the condition contained in Section 6.7 to not be satisfied, then Buyer may (i) elect to proceed with Closing, or (ii) terminate the Agreement at the sole option of Buyer.

5.11

Disclosure Schedules.  Notwithstanding anything to the contrary in this Agreement, during the period after the date of this Agreement but prior to the Closing, subject to the reasonable approval of Buyer, Seller shall be entitled to update, amend or supplement the Schedules to this Agreement to the extent information contained therein is discovered to be untrue, incomplete or inaccurate after the date of this Agreement by delivering such update, amendment or supplement to Buyer; (each such update, amendment or supplement reasonably approved or deemed reasonably approved by the Buyer, an “[date] Updated Schedule”).  Buyer shall not be obligated to approve any change or changes to the schedules which would have, or which would reasonably be expected to have, in the aggregate, a material adverse effect on the Station Assets.  If Seller delivers to the Buyer one or more Updated Schedule, all references in this Agreement to the any such schedule shall thereafter mean the schedule as updated by each such Updated Schedule.

ARTICLE VI

CONDITIONS PRECEDENT TO THE

OBLIGATIONS OF BUYER TO CLOSE

Buyer's obligation to close the transaction contemplated by this Agreement is subject to the satisfaction, on or prior to the Closing Date, of each of the following conditions, unless waived by Buyer in writing:

6.1

Accuracy of Representations and Warranties; Closing Certificate.

(a)

The representations and warranties of Seller contained in this Agreement or in any other Document shall be complete and correct in all material respects on the date hereof and at the Closing Date with the same effect as though made at such time except for changes that do not constitute a Material Adverse Condition on the Stations or the Sale Assets taken as a whole.

(b)

Seller shall have delivered to Buyer on the Closing Date a certificate that (i) the condition specified in Section 6.1(a) is satisfied as of the Closing Date, and (ii) except as set forth in such certificate (none of which exceptions shall constitute a Material Adverse Condition on Seller's ability to consummate the transaction contemplated hereby), the condition specified in Section 6.2 is satisfied as of the Closing Date.

6.2

Performance of Agreements.  Seller shall have performed in all material respects all of its covenants, agreements and obligations required by this Agreement and each of the other Documents to be performed or complied with by it prior to or upon the Closing Date.

6.3

FCC and Other Consents.

(a)

The FCC Order shall have been issued by the FCC and shall have become effective under the rules of the FCC, without any condition materially adverse to Buyer.

(b)

Seller shall have satisfied all material conditions which the FCC Order or any order, ruling or decree of any judicial or administrative body relating thereto or in connection therewith specifies and requires to be satisfied by Seller prior to transfer of the FCC Licenses to Buyer.

(c)

All other material authorizations, consents, approvals and clearances of federal, state or local governmental agencies required to permit the consummation by Buyer of the transactions contemplated by this Agreement including, without limitation, the assignment of any FCC Licenses requested by Buyer, shall have been obtained; all material statutory and regulatory requirements for such consummation shall have been fulfilled; and no such authorizations, consents, approvals or clearances shall contain any conditions that individually or in the aggregate would constitute a Material Adverse Condition.

6.4

Adverse Proceedings. Neither Buyer nor any affiliate of Buyer shall be subject to any ruling, decree, order or injunction restraining, imposing material limitations on or prohibiting (i) the consummation of the transactions contemplated hereby or (ii) its participation in the operation, management, ownership or control of the Stations; and no litigation, proceeding or other action seeking to obtain any such ruling, decree, order or injunction shall be pending. No governmental authority having jurisdiction shall have notified any party to this Agreement that consummation of the transaction contemplated hereby would constitute a violation of the laws of the United States or of any state or political subdivision or that it intends to commence proceedings to restrain such consummation or to force divestiture, unless such governmental authority shall have withdrawn such notice. No governmental authority having jurisdiction shall have commenced any such proceeding.

6.5

Other Consents.  Seller shall have obtained in writing and provided to Buyer on or before the Closing Date, without any condition materially adverse to Buyer or the Stations, the material consents or waivers to the transactions contemplated by this Agreement required under those Stations Agreements which Buyer has elected to assume.

6.6

Delivery of Closing Documents.  Seller shall have delivered or caused to be delivered to Buyer on the Closing Date each of the Documents required to be delivered pursuant to Section 8.2.

6.7

Environmental Conditions.  The Environmental Assessment obtained by Buyer pursuant to Section 5.10 hereof shall not have disclosed any condition on, under or affecting the Real Property that would constitute a violation or breach of Seller’s representations and warranties contained in Section 3.14 of this Agreement which is not removed or cured by Seller prior to Closing; provided, however, that in the event the Environmental Assessment indicates that environmental conditions exist on, under or affecting such properties that would constitute a violation or breach of Seller’s representations and warranties contained in Section 3.14 of this Agreement then, notwithstanding any other provisions of this  Agreement to the contrary, Seller may elect at its sole cost and expense (up to a maximum of Two Hundred Fifty Thousand Dollars ($250,000)) to agree to remediate any such conditions post-Closing, in which event this Section 6.7 shall not constitute a condition precedent to Buyer’s obligation to close.

ARTICLE VII

CONDITIONS PRECEDENT OF THE OBLIGATION OF SELLER TO CLOSE

The obligation of Seller to close the transaction contemplated by this Agreement is subject to the satisfaction, on or prior to the closing Date, of each of the following conditions, unless waived by Seller in writing:

7.1

Accuracy of Representations and Warranties.

(a) The representations and warranties of Buyer contained in this Agreement shall be complete and correct in all material respects on the date hereof and at the Closing Date with the same effect as though made at such time except for changes that are not materially adverse to Seller.

(b)  Buyer shall have delivered to Seller on the Closing Date a certificate that (i) the condition specified in Section 7.1(a) is satisfied as of the Closing Date, and (ii) except as set forth in such certificate (none of which exceptions shall be a material adverse effect on Buyer's ability to consummate the transaction contemplated hereby), the conditions specified in Section 7.2 are satisfied as of the Closing Date.

7.2

Performance of Agreements.  Buyer shall have performed in all material respects all of its covenants, agreements and obligations required by this Agreement and each of the other Documents to be performed or complied with by it prior to or upon the Closing Date.

7.3

FCC and Other Consents.

(a)

The FCC Order shall have been issued by the FCC and shall have become a Final Action without any Material Adverse Condition.

(b)

Conditions which the FCC Order or any order, ruling or decree of any judicial or administrative body relating thereto or in connection therewith specifies and requires to be satisfied by Buyer prior to transfer of the FCC Licenses to Buyer shall have been satisfied by Buyer.

(c)

All other authorizations, consents, approvals and clearances of all federal, state and local governmental agencies required to permit the consummation by Seller of the transactions contemplated by this Agreement shall have been obtained; all statutory and regulatory requirements for such consummation shall have been fulfilled; and no such authorizations, consents, approvals or clearances shall contain any conditions that individually or in the aggregate would have any material adverse effect on Seller.

7.4

Adverse Proceedings.  Seller shall not be subject to any ruling, decree, order or injunction restraining, imposing material limitations on or prohibiting the consummation of the transactions contemplated hereby. No governmental authority having jurisdiction shall have notified any party to this Agreement that consummation of the transactions contemplated hereby would constitute a violation of the laws of the United States or of any state or political subdivision or that it intends to commence proceedings to restrain such consummation or to force divestiture, unless such governmental authority shall have withdrawn such notice. No governmental authority having jurisdiction shall have commenced any such proceeding.

7.5

Delivery of Closing Documents and Purchase Price.  Buyer shall have delivered or caused to be delivered to Seller on the Closing Date each of the Documents required to be delivered pursuant to Section 8.3, and Seller shall have received payment of the Purchase Price with the form of payment set forth in Section 2.5.

     ARTICLE VIII

CLOSING

8.1      Time and Place.  Buyer understands that Seller is in the process of selling its other radio stations in the Jacksonville market and agrees to use its best efforts to effect a simultaneous closing of the transaction with Seller’s sale of its other Jacksonville radio stations. Unless otherwise agreed to in advance by the parties, Closing shall take place in person or via facsimile at the offices of Seller’s counsel in Camarillo, California, or at such other place as the parties agree, at 10:00 A.M. Pacific Time on the date (the "Closing Date") that is the later of (i) the fifth Business Day after the Applicable Date, or (ii) the date as soon as practicable following satisfaction or waiver of the conditions precedent hereunder. The “Applicable Date” shall be the date on which issuance of the FCC Order without any Material Adverse Condition or condition materially adverse to Seller has become effective under the rules of the FCC. Notwithstanding the foregoing, the parties will endeavor in good faith to effect the Closing simultaneously in different locations to avoid the travel and additional expense of requiring all parties to be located in the same place and in connection therewith the parties will deliver, in escrow, to opposing counsel and other appropriate parties, all agreements, instructions, documents, releases, certificates, wire transfer instructions, pay-off instructions, UCC-3’s and other matters and things necessary to effect Closing in such manner.

8.2

Documents to be Delivered to Buyer by Seller.  At the Closing, Seller shall deliver or cause to be delivered to Buyer the following:

(a)

Certified resolutions of Seller's Board of Directors approving the execution and delivery of this Agreement and each of the other Documents and authorizing the consummation of the transactions contemplated hereby and thereby.

(b)

The certificate required by Section 6.1(b).

(c)

A bill of sale and other instruments of transfer and conveyance transferring to Buyer the Tangible Personal Property.

(d)

Executed releases, in suitable form for filing and otherwise in form and substance reasonably satisfactory to Buyer, of any security interests granted in the Sale Assets as security for payment of loans and other obligations and of any other Liens (other than Permitted Liens).

(e)

An instrument or instruments assigning to Buyer all right, title and interest of Seller in and to all Station Agreements being assumed by Buyer, and all Real Property, including without limitation, any leases, easements or licenses for the Real Property.

(f)

An instrument assigning to Buyer all right, title and interest of Seller in the FCC Licenses, and all other assignable or transferable governmental permits, licenses and authorizations (and any renewals, extensions, amendments or modifications thereof).

(g)

True and correct copies of all records as described in Section 2.1(e) hereof.

(h)

Such additional information and materials as Buyer shall have reasonably requested, including without limitation, evidence that all consents and approvals required as a condition to Buyer's obligation to close hereunder have been obtained.

8.3

Documents to be Delivered to Seller by Buyer.  At the Closing, Buyer shall deliver or cause to be delivered to Seller the following:

(a)

Certified resolutions of Buyer's Board of Directors approving the execution and delivery of this Agreement and each of the other Documents and authorizing the consummation of the transaction contemplated hereby and thereby.

(b)

The Purchase Price as set forth in Section 2.5.

(c)

The agreement of Buyer assuming the obligations under any Station Agreements being assumed by Buyer.

(d)

The certificate required under Section 7.1(b).

(e)

Such additional information and materials as Seller shall have reasonably requested.

8.4

Unassignable Station Agreements.  Buyer and Seller acknowledge that certain of the Station Agreements, to be included in the Sale Assets, and the rights and benefits thereunder necessary or appropriate or relating to the conduct of the business and activities of Seller and/or the Stations may not, by their terms, be assignable. Notwithstanding anything in this Agreement to the contrary, nothing herein shall constitute an agreement to assign such Station Agreement, and Buyer shall not be deemed to have assumed the same or to be required to perform any obligations thereunder, if an attempted assignment thereof, without the consent of a third party thereto, would constitute a breach thereof or in any way affect the rights under such Station Agreement of Buyer or Seller thereunder.  In such event, Seller will cooperate with Buyer to provide for Buyer all benefits to which Seller is entitled under such Station Agreements, and any transfer or assignment to Buyer by Seller of any such Station Agreement or any right or benefit arising thereunder or resulting therefrom which shall require the consent or approval of any third party shall be made subject to such consent or approval being obtained. Seller shall, without further consideration therefor, pay, assign and remit to Buyer promptly all monies, and, to the extent permitted, all other rights or consideration received or obtained, or which may be received or obtained, in respect of performance of such Station Agreements.

ARTICLE IX

SURVIVAL OF REPRESENTATIONS AND WARRANTIES;

INDEMNIFICATION

9.1

Survival of Representation and Warranties.  All representations, warranties, covenants and agreements contained in this Agreement or in any other Document shall survive the Closing for the Survival Period and the Closing shall not be deemed a waiver by either party of the representations, warranties, covenants or agreements of the other party contained herein or in any other Document. No claim may be brought under this Agreement or any other Document unless written notice describing in reasonable detail the nature and basis of such claim is given on or prior to the last day of the Survival Period.  In the event such a notice is so given, the right to indemnification with respect thereto under this Article shall survive the Survival Period until such claim is finally resolved and any obligations with respect thereto are fully satisfied. For purposes of this agreement the “Survival Period” shall be twelve (12) months after the Closing Date.

9.2

Indemnification in General.  Buyer and Seller agree that the rights to indemnification and to be held harmless set forth in this Agreement shall, as between the parties hereto and their respective successors and assigns, be exclusive of all rights to indemnification and to be held harmless that such party (or its successors or assigns) would otherwise have by statute, common law or otherwise.  Except with respect to claims based on actual fraud or intentional misrepresentation, each party’s rights under this Article IX shall be the sole and exclusive remedies with respect to claims resulting from or relating to any misrepresentation, breach of warranty or failure to perform any covenant or agreement contained in this Agreement or otherwise relating to the transactions that are the subject of this Agreement.  Without limiting the generality of the foregoing, in no event shall either party or any Person claiming through, by or on behalf of either party, be entitled to claim or seek rescission of the transactions consummated under this Agreement.

9.3

Indemnification by Seller.

(a) Subject to the provisions of Section 9.3(b) below and Section 10.2 below, Seller shall indemnify and hold harmless Buyer and any officer, director, agent, employee and affiliate thereof with respect to any and all demands, claims, actions, suits, proceedings, assessments, judgments, costs, losses, damages, liabilities and expenses (including reasonable attorneys' fees), relating to or arising out of:

(i)  Any breach or non-performance by Seller of any of its representations, warranties, covenants or agreements set forth in this Agreement or any other Documents; or

(ii)  The ownership or operation by Seller of the Stations and the Sale Assets on or prior to the Closing Date, other than the Assumed Obligations; or

(iii)  All other liabilities and obligations of Seller other than the Assumed Obligations.

(iv) Noncompliance by Seller with the provisions of the Bulk Sales Act, if applicable, in connection with the transactions contemplated hereby.

(b)   Except for any amounts owed by Seller to Buyer under Section 9.3(a)(iv), and Section 2.7, if Closing occurs, Seller shall not be obligated until the amount of such claims, liabilities, damages, losses, costs and expenses exceeds Buyer’s Threshold Limitation, in which case Buyer shall then be entitled to indemnification of such amount that is in excess of Buyer’s Threshold Limitation.

9.4

Indemnification by Buyer.

(a)   Subject to the provisions of Section 9.4(b) below and Section 10.2 below, Buyer shall indemnify and hold harmless Seller and any officer, director, agent, employee and affiliate thereof with respect to any and all demands, claims, actions, suits, proceedings, assessments, judgments, costs, losses, damages, liabilities and expenses (including reasonable attorneys' fees)  relating to or arising out of:

(i)  Any breach or non-performance by Buyer of any of its representations, warranties, covenants or agreements set forth in this Agreement or any other Document; or

(ii)    The ownership or operation of the Stations after the Closing Date; or

(iii)  All other liabilities or obligations of Buyer pursuant to the terms of this Agreement, including, without limitation, the Assumed Obligations.

 (b)    Except for any amounts owed by Buyer to Seller under Section 2.7, if Closing occurs, Buyer shall not be obligated until the amount of such claims, liabilities, damages, losses, costs and expenses exceeds Seller’s Threshold Limitation, in which case Seller shall then be entitled to indemnification of such amount that is in excess of Seller’s Threshold Limitation.

9.5

Indemnification Procedures.  In the event that an Indemnified Party may be entitled to indemnification hereunder with respect to any asserted claim of, or obligation or liability to, any third party, such party shall notify the Indemnifying Party thereof, describing the matters involved in reasonable detail, and the Indemnifying Party shall be entitled to assume the defense thereof upon written notice to the Indemnified Party with counsel reasonably satisfactory to the Indemnified Party; provided, that once the defense thereof is assumed by the Indemnifying Party, the Indemnifying Party shall keep the Indemnified Party advised of all developments in the defense thereof and any related litigation, and the Indemnified Party shall be entitled at all times to participate in the defense thereof at its own expense. If the Indemnifying Party fails to notify the Indemnified Party of its election to defend, or contests its obligation to indemnify under this Article IX, the Indemnified Party may pay, compromise, or defend such a claim without prejudice to any right it may have hereunder.

ARTICLE X

TERMINATION; LIQUIDATED DAMAGES

10.1

Termination. If Closing shall not have previously occurred, this Agreement shall terminate upon the earliest of:

(a)

the giving of written notice from Seller to Buyer, or from Buyer to Seller, if:

(i)  Seller gives such termination notice and is not at such time in material default hereunder, or Buyer gives such termination notice and Buyer is not at such time in material default hereunder; and

(ii)  Either:

(A)  Any of the representations or warranties contained herein of Buyer (if such termination notice is given by Seller), or of Seller (if such termination notice is given by Buyer), are inaccurate in any material respect and materially adverse to the party giving such termination notice unless the inaccuracy has been induced by or is the result of actions or omissions of the party giving such termination notice; or

(B)  Any material obligation to be performed by Buyer (if such termination notice is given by Seller) or by Seller (if such termination notice is given by Buyer) is not timely performed in any material respect unless the lack of timely performance has been induced by or is the result of actions or omissions of the party giving such termination notice; or

(C) Any condition (other than those referred to in Section 10.1(a)(ii)(A) or Section 10.1(a)(ii)(B) to the obligation to close the transaction contemplated herein of the party giving such termination notice has not been timely satisfied, and

(iii)   any such inaccuracy, failure to perform or non-satisfaction of a material condition neither has been cured nor satisfied within twenty (20) days after written notice thereof from the party giving such termination notice nor waived in writing by the party giving such termination notice; provided however that such opportunity to cure shall not apply to the failure of a party to perform its obligations set forth in Article VIII herein.

 (b)

Written notice from Seller to Buyer, or from Buyer to Seller, at any time after twelve (12) months from the date this Agreement is executed; provided that termination shall not occur upon the giving of such termination notice by Seller if Seller is at such time in material default hereunder or upon the giving of such termination notice by Buyer if Buyer is at such time in material default hereunder.

(c)

Written notice from Seller to Buyer, or from Buyer to Seller, at any time following a determination by the FCC that the application for consent to assignment of the FCC Licenses has been designated for hearing; provided that the party which is the subject of the hearing (or whose alleged actions or omissions resulted in the designation for hearing) may not elect to terminate under this Section 10.1(c).

(d)

The written election by Buyer under Section 5.10.

10.2

Obligations Upon Termination.

(a)

In the event this Agreement is terminated pursuant to Section 10.1(a)(ii)(A) or Section 10.1(a)(ii)(B), the aggregate liability of Buyer for breach hereunder shall be limited as provided in Section 10.2(c) below, and the aggregate liability for Seller for breach hereunder shall be limited as provided in Section 10.2(d).  In the event this Agreement is terminated for any other reason, neither party shall have any liability hereunder.

(b)

Upon termination of this Agreement, Buyer shall be entitled to the return of the Earnest Money (i) if such termination is effected by Buyer’s giving of valid written notice to Seller pursuant to Section 10.1(a), Section 10.1(b), Section 10.1(c) or Section 10.1(d), or (ii) if such termination is effected by Seller’s giving of valid written notice to Buyer pursuant to Section 10.1(a)(ii)(C), Section 10.1(b), or Section 10.1(c).

(c)

If this Agreement is terminated by Seller’s giving of valid written notice to Buyer pursuant to Section 10.1(a)(ii)(A) or Section 10.1(a)(ii)(B), Buyer agrees that Seller shall be entitled to keep, as liquidated damages and not as a penalty, the Earnest Money (“Liquidated Damages Amount”). THE DELIVERY OF THE LIQUIDATED DAMAGES AMOUNT TO SELLER SHALL BE CONSIDERED LIQUIDATED DAMAGES AND NOT A PENALTY, AND SHALL BE THE RECIPIENT’S SOLE REMEDY AT LAW OR IN EQUITY FOR A BREACH HEREUNDER IF CLOSING DOES NOT OCCUR. BUYER AND SELLER EACH ACKNOWLEDGE AND AGREE THAT THIS LIQUIDATED DAMAGE AMOUNT IS REASONABLE IN LIGHT OF THE ANTICIPATED HARM WHICH WILL BE CAUSED BY A BREACH OF THIS AGREEMENT, THE DIFFICULTY OF PROOF OF LOSS, THE INCONVENIENCE AND NON-FEASIBILITY OF OTHERWISE OBTAINING AN ADEQUATE REMEDY, AND THE VALUE OF THE TRANSACTION TO BE CONSUMMATED HEREUNDER. If Seller is entitled to the Liquidated Damages, Buyer shall cooperate with Seller in taking such action as is required under the Escrow Agreement in order to effect such payment.

(d)

Notwithstanding any provision of this Agreement to the contrary, if the Agreement is terminated by Buyer’s giving of written notice to Seller pursuant to Section 10.1(a)(ii)(A) or 10.1(a)(ii)(B), Buyer shall not be entitled to monetary damages or indemnification from Seller, but shall be entitled to seek specific performance.

ARTICLE XI

CASUALTY

Upon the occurrence of any casualty loss, damage or destruction material to the operation of the Stations or the Sale Assets prior to the Closing, Seller shall promptly give Buyer written notice setting forth in detail the extent of such loss, damage or destruction and the cause thereof if known. Seller shall use its reasonable efforts to promptly commence and thereafter to diligently proceed to repair or replace any such lost, damaged or destroyed property. In the event that such repair or replacement is not fully completed prior to the Closing Date, Seller shall assign to Buyer the portion of the insurance proceeds (less all reasonable costs and expenses, including without limitation attorney's fees, expenses and court costs incurred by Seller to collect such amounts), if any, not previously expended by Seller to repair or replace the damaged or destroyed property and Buyer shall accept the damaged Sale Assets in their damaged condition, provided that Seller has satisfied its insurance obligations in Section 5.1(a) hereof.

ARTICLE XII

CONTROL OF STATIONS

Between the date of this Agreement and the Closing Date, Buyer shall not control, manage or supervise the operation of the Stations or conduct of its business, all of which shall remain the sole responsibility and under the control of Seller, subject to Seller's compliance with this Agreement.

ARTICLE XIII

1031 EXCHANGE

Buyer agrees to cooperate with Seller as reasonably requested by Seller to assist Seller in consummating a tax deferred exchange under Section 1031 of the Internal Revenue Code of 1986, and the comparable provisions of applicable state law, provided Buyer shall incur no additional liabilities, expenses or costs as a result of or connected with such exchange.

ARTICLE XIV

MISCELLANEOUS

14.1

Further Actions.  From time to time before, at and after the Closing, each party, at its expense and without further consideration, will execute and deliver such documents to the other party as the other party may reasonably request in order more effectively to consummate the transactions contemplated hereby.

14.2

Access After the Closing Date.  After the Closing and for a period of twelve (12) months, Buyer shall provide Seller, Seller's counsel, accountants and other representatives with reasonable access during normal business hours to the books, records, property, personnel, contracts, commitments and documents of the Stations pertaining to transactions occurring prior to the Closing Date, that are the responsibility and obligation of the Seller, when requested by Seller, and Buyer shall retain such books and records for the normal document retention period of Buyer. At the request and expense of Seller, Buyer shall deliver copies of any such books and records to Seller.

14.3

Payment of Expenses.

(a)

Any fees assessed by the FCC in connection with the filings contemplated by Section 5.2 or consummation of the transactions contemplated hereby shall be shared equally between Seller and Buyer.

(b)

All state or local sales or use, stamp or transfer, grant and other similar taxes payable in connection with consummation of the transactions contemplated hereby shall be shared equally between Seller and Buyer.

(c)

Except as otherwise expressly provided in this Agreement, each of the parties shall bear its own expenses, including the fees of any attorneys and accountants engaged by such party, in connection with this Agreement and the consummation of the transactions contemplated herein.

14.4

Notices. All notices, demands or other communications given hereunder shall be in writing and shall be sufficiently given if delivered by courier or sent by registered or certified mail, first class, postage prepaid, or by telex, cable, telegram, facsimile machine or similar written means of communication, addressed as follows:

(a)

If to Seller, to:

Caron Broadcasting, Inc.

4880 Santa Rosa Road

Camarillo, California  93012

Attention:

Jonathan L. Block

Vice President and Secretary

Telephone:  (805) 987-0400 ext. 1106

Facsimile No.:  (805) 384-4505

(b)

If to Buyer, to:

Attention:

Telephone:

Facsimile No.:

or such other address with respect to any party hereto as such party may from time to time notify (as provided above) to the other party hereto. Any such notice, demand or communication shall be deemed to have been given (i) if so mailed, as of the close of the third (3rd) business day following the date mailed, and (ii) if personally delivered or otherwise sent as provided above, on the date received.

14.5   Entire Agreement.   This Agreement, the Schedules and Exhibits hereto, and the other Documents constitute the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersede any prior negotiations, agreements, understandings or arrangements between the parties with respect to the subject matter hereof.

14.6   Binding Effect; Benefits.   Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors or assigns. Except to the extent specified herein, nothing in this Agreement, express or implied, shall confer on any Person other than the parties hereto and their respective successors or assigns any rights, remedies, obligations or liabilities under or by reason of this Agreement.

14.7

Assignment.  This Agreement and any rights hereunder shall not be assignable by either party hereto without the prior written consent of the other party, which consent shall not be unreasonably withheld, conditioned or delayed.

14.8

Governing Law.  This Agreement shall in all respects be governed by and construed in accordance with the laws of the State of Florida, including all matters of construction, validity and performance.

14.9

Bulk Sales.  Buyer hereby waives compliance by Seller with the provisions of the Bulk Sales Act and similar laws of any state or jurisdiction, if applicable. Seller shall, in accordance with Article IX, indemnify and hold Buyer harmless from and against any and all claims made against Buyer by reason of such non-compliance.

14.10

Amendments and Waivers.   No term or provision of this Agreement may be amended, waived, discharged or terminated orally but only by an instrument in writing signed by the party against whom the enforcement of such amendment, waiver, discharge or termination is sought. Any waiver shall be effective only in accordance with its express terms and conditions.

14.11

Severability.  If any provision of this Agreement, or the application thereof to any Person or entity or any circumstance, is invalid or unenforceable in any jurisdiction, (i) a suitable and equitable provision shall be substituted therefor in order to carry out, so far as may be valid and enforceable, the extent and purpose of such invalid and unenforceable provision, and (ii) the remainder of this Agreement and the application of such provision to other Persons, entities or circumstances shall not be affected by such invalidity or unenforceability, nor shall such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.

14.12

Headings.  Except as provided in Article I, the captions in this Agreement are for convenience of reference only and shall not define or limit any of the terms or provisions hereof.

14.13

Counterparts.  This Agreement may be executed in any number of counterparts, and by either party on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.  Fax signatures shall be deemed the same as original signatures.  This Agreement is not binding until executed by both parties hereto.

14.14

References.  All references in this Agreement to Articles and Sections are to Articles and Sections contained in this Agreement unless a different document is expressly specified.

14.15

Schedules and Exhibits.  Unless otherwise specified herein, each Schedule and Exhibit referred to in this Agreement is attached hereto, and each such Schedule and Exhibit is hereby incorporated by reference and made a part hereof as if fully set forth herein.

14.16

Attorneys’ Fees.   If any action at law or equity is brought, whether in a judicial proceeding or arbitration, to enforce or interpret any provision of this Agreement, the prevailing party shall be entitled to recover reasonable attorneys’ fees and expenses from the other party, which fees and expenses shall be in addition to any other relief, which may be awarded.

14.17

Knowledge.  All references to the knowledge or awareness of Seller or Buyer shall refer to the Seller’s or Buyer’s respective actual knowledge, assuming a reasonable degree of investigation by such party.

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first written.

"SELLER” Caron Broadcasting, Inc. By: /s/ JONATHAN L. BLOCK Jonathan L. Block Vice President and Secretary	"BUYER " Chesapeake-Portsmouth Broadcasting Corporation By: /s/ NANCY A. EPPERSON Nancy A. Epperson

LIST OF SCHEDULES

Schedule 2.3

List of liabilities assumed by Buyer

Schedule 2.6

Agreed allocation of purchase price

Schedule 3.4

Consents

Schedule 3.6

List of Tangible Personal Property

Schedule 3.7

Description of Real Property

Schedule 3.8

List of FCC licenses, permits & authorizations

Schedule 3.9

List of Station Agreements

Schedule 3.11

Labor Matters

Schedule 3.14

Environmental Conditions

Schedule 3.18

Brokers or finders’ fees

These Schedules are not intended to constitute, and shall not be construed as constituting, any representation or warranty of Seller except as and to the extent expressly provided in the Agreement.  The fact that any item of information is contained herein shall not, in and of itself, be construed to mean that such information is required to be disclosed in or by the Agreement or that such item of information is “material” as such term is used in the Agreement.

Sellers has not undertaken to describe the contents of documents referred to in these Schedules.  Instead, references to such documents are qualified in their entirety by the text of such documents.  Furthermore, the reference to any document is deemed to include any and all exhibits, schedules, annexes and other attachments to such document.

Any matter disclosed in one Schedule hereof in such a way as to make its relevance to information called for by another Schedule readily apparent shall be deemed to be disclosed in such other Schedules, notwithstanding the omission of an appropriate cross-reference.  The headings in these Schedules are for convenience of reference only and shall not be deemed to alter or affect the express description of the sections of these Schedules as set forth in the Agreement.

Exhibit 10.06.03

ASSET PURCHASE AGREEMENT

(WZAZ(AM) Jacksonville, Florida)

This AGREEMENT (this "Agreement") is dated as of September 14, 2006 by and between Caron Broadcasting, Inc. ("Seller") and Chesapeake-Portsmouth Broadcasting Corporation ("Buyer").

RECITALS:

1.

Seller owns and operates radio station WZAZ(AM), FCC Facility No. 68761, licensed to Jacksonville, Florida (the "Station"), and holds the licenses and authorizations issued by the FCC for the operation of the Station.

2.

Buyer desires to acquire certain assets of the Station, and Seller is willing to convey such assets to Buyer.

3.

The acquisition of the Station is subject to prior approval of the FCC.

NOW THEREFORE, in consideration of the foregoing and the mutual covenants and agreements contained herein, Seller and Buyer hereby agree as follows:

ARTICLE I

TERMINOLOGY

1.1

Act.  The Communications Act of 1934, as amended.

1.2

Adjustment Amount.  As provided in Section 2.7, the amount by which Buyer's account is to be credited or charged, as reflected on the Adjustment List(s).

1.3

Adjustment List.    As provided in Section 2.7, an itemized list(s) of all sums to be credited or charged against the account of Buyer, with a brief explanation in reasonable detail of the credits or charges, consistent with the allocation principle set forth in Section 2.7(a).

1.4

Assumed Obligations.   Such term shall have the meaning defined in Section 2.3.

1.5

Business Day.

  Any calendar day, excluding Saturdays and Sundays, on which federally chartered banks are regularly open for business.

1.6

Buyer’s Threshold Limitation.   As provided in Section 9.3 (b), the threshold dollar amount for the aggregate of claims, liabilities, damages, losses, costs and expenses that must be incurred by Buyer before Seller shall be obligated to indemnify Buyer.  The Buyer’s Threshold Limitation shall be Fifty Thousand Dollars ($50,000).

1.7

Closing.  The closing with respect to the transactions contemplated by this Agreement.

1.8

Closing Date.  The date determined as the Closing Date as provided in Section 8.1.

1.9

Documents.  This Agreement and all Exhibits and Schedules hereto, and each other agreement, certificate, or instrument delivered pursuant to or in connection with this Agreement, including amendments thereto that are expressly permitted under the terms of this Agreement.

1.10

Earnest Money.   The amount of Fifty Thousand Dollars ($50,000).

1.11

Environmental Assessment.  Such term shall have the meaning defined in Section

5.10.

1.12

Environmental Laws. The Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and the Toxic Substances Control Act, the Federal Insecticide, Fungicide and Rodenticide Act, the Emergency Planning and Community Right-to-Know Act, the Safe Drinking Water Act, each as amended, and any other applicable federal, state and local laws, statutes, rules or regulations concerning or relating to the treating, producing, handling, storing, releasing, spilling, leaking, pumping, pouring, emitting or dumping of Hazardous Materials, or the pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata).

1.13

Excluded Assets.  Such term shall have the meaning defined in Section 2.2.

1.14

FCC.  Federal Communications Commission.

1.15

FCC Licenses. The licenses, permits and authorizations (and any renewals, extensions, amendments or modifications thereof) of the FCC for the operation of the Station as listed on Schedule 3.8, including without limitation, all pending Licenses, permits, and authorizations of the FCC to the extent they pertain to the operation of the Station.

1.16

FCC Order.  An action, order or decision of the FCC, granting its consent to the assignment of the FCC Licenses to Buyer.

1.17

Final Action. An action of the FCC that has not been reversed, stayed, enjoined, set aside, annulled or suspended; with respect to which no timely petition for reconsideration or administrative or judicial appeal or sua sponte action of the FCC with comparable effect is pending and as to which the time for filing any such petition or appeal (administrative or judicial) or for the taking of any such sua sponte action of the FCC has expired.

 1.18

Hazardous Materials.  Toxic materials, hazardous wastes, hazardous substances, pollutants or contaminants, asbestos or asbestos-related products, polychlorinated biphenyls (“PCBs”), petroleum, crude oil or any fraction or distillate thereof in excess of legally-defined permissible limits (as such terms are defined in any applicable federal, state or local laws, ordinances, rules and regulations, and including any other terms which are or may be used in any applicable Environmental Laws to define prohibited or regulated substances).

1.19

Indemnified Party.  Any party described in Section 9.3 or Section 9.4 against which any claim or liability may be asserted by a third party which would give rise to a claim for indemnification under the provisions of this Agreement by such party.

1.20

Indemnifying Party. The party to the Agreement (not the Indemnified Party) that, in the event of a claim or liability asserted by a third party against the Indemnified Party which would give rise to a claim for indemnification under the provisions of this Agreement, is obligated to indemnify and hold harmless the Indemnified Party to the extent expressly provided in this Agreement.

1.21

Lien. Any mortgage, deed of trust, pledge, hypothecation, security interest, encumbrance, lien, lease or charge of any kind, whether voluntarily incurred or arising by operation of law or otherwise, affecting any Sale Assets or property, including any written or oral agreement to give or grant any of the foregoing, any conditional sale or other title retention agreement, and the filing of or agreement to give any financing statement with respect to any assets or property under the Uniform Commercial Code or comparable law of any jurisdiction.

1.22

Material Adverse Condition.  A condition, event or circumstance which would materially restrict, limit, increase the cost or burden of or otherwise materially adversely affect or materially impair the right of Buyer to the ownership, use, control, enjoyment or operation of the Station or the proceeds therefrom; provided, however, that any condition which requires that the Station be operated in accordance with a condition similar to those contained in the present FCC licenses issued for operation of the Station shall not be deemed a  Material Adverse Condition.

1.23

OSHA Laws. The Occupational Safety and Health Act of 1970, as amended, and all other federal, state or local laws or ordinances, including orders, rules and regulations thereunder, regulating or otherwise affecting health and safety of the workplace.

1.24

Permitted Lien.   For purposes hereof, "Permitted Lien” shall mean (i) easements, restrictions, and other similar matters which will not materially adversely affect the use of the Real Property in the ordinary course of business; (ii) liens for taxes not due and payable or, that are being contested in good faith by appropriate proceedings; (iii) mechanics, materialmen's, carriers', warehousemen's, landlords' or other similar liens in the ordinary course of business for sums not yet due or which are being contested in good faith by appropriate proceedings; (iv) liens or mortgages that will be released at Closing; (v) zoning ordinances and regulations, including statutes and ordinances relating to the liens of streets and to other municipal improvements, which will not materially adversely affect the use of the Real Property in the ordinary course of business, provided that any of the foregoing alone or in the aggregate do not materially impair the value or materially interfere with the use of any asset or property of the Seller material to the operation of its business as it has been and is now conducted; and/or (vi) a Lien securing only an Assumed Obligation.

1.25

Person.   Any individual, corporation, limited liability company, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivisions thereof.

1.26

Purchase Price.  The consideration to be paid by Buyer to Seller for purchase of the Sale Assets in an amount equal to One Million Twenty Five Thousand Dollars ($1,025,000) payable pursuant to the terms of Section 2.5 and subject to adjustments pursuant to Section 2.7.

1.27

Real Property.  Such term shall mean the real property described on Schedule 3.7.

1.28

Rules and Regulations.  The rules of the FCC as set forth in Volume 47 of the Code of Federal Regulations, as well as such other policies of the FCC, whether contained in the Code of Federal Regulations, or not, that apply to the Station.

1.29

Sale Assets.  All of the tangible and intangible assets to be transferred by Seller to Buyer as set forth in Section 2.1.

            1.30      Seller’s Threshold Limitation.   As provided in Section 9.4 (b), the threshold dollar amount for the aggregate of claims, liabilities, damages, losses, costs and expenses that must be incurred by Seller before Buyer shall be obligated to indemnify Seller.  The Seller’s Threshold Limitation shall be Fifty Thousand Dollars ($50,000).

1.31

Station Agreements.  The agreements, commitments, contracts, leases and other items described in Section 3.9(a) that relate to operation of the Station.

1.32

Tangible Personal Property.  The personal property described in Section 2.1(a).

1.33

Tower Coordinates.  Such term shall have the meaning defined in Section 3.15 hereof.

ARTICLE II

PURCHASE AND SALE

2.1

Sale Assets.  On the Closing Date, Seller will sell, transfer, assign and convey to Buyer, and Buyer will purchase from Seller, free and clear of all Liens, except Permitted Liens, all of Seller's right, title and interest, legal and equitable, in and to the tangible and intangible, real, personal and mixed assets (except Excluded Assets) set forth below:

(a)

Tangible Personal Property.  All equipment, parts, supplies, furniture, fixtures, studio equipment, and other tangible personal property now or hereinafter owned by Seller and used exclusively in the operation of the Station as set forth on Schedule 3.6, together with such modifications, replacements, improvements and additional items, made or acquired between the date hereof and the Closing Date;

(b)

Real Property and Leases.  Seller's interests in all of the real property used in operating the Station as described in Schedule 3.7.

(c)

Licenses and Permits.  The FCC Licenses and all other assignable or transferable governmental permits, licenses and authorizations (and any renewals, extensions, amendments or modifications thereof) now held by Seller or hereafter obtained by Seller between the date hereof and the Closing Date, to the extent such other permits, licenses and authorizations pertain to or are used exclusively in the operation of the Station;

(d)

Station Agreements. All agreements which are listed on Schedule 3.9; any renewals, extensions, amendments or modifications of those agreements being assumed which are made in the ordinary course of Seller's operation of the Station and in accordance with the terms and provisions of this Agreement;

(e)

Records.  True and complete copies of all of the books, records, accounts, files, logs, ledgers, reports of engineers and other consultants or independent contractors, pertaining to or used in the operation of the Station (other than corporate records);

2.2

Excluded Assets.   Notwithstanding any provision of this Agreement to the contrary, Seller shall not transfer, convey or assign to Buyer, but shall retain all of its right, title and interest in and to, the following assets owned or held by it on the Closing Date ("Excluded Assets"):

(a)

Any and all cash, cash equivalents, cash deposits to secure contract obligations, all inter-company receivables from any affiliate of Seller and all other accounts receivable, bank deposits and securities held by Seller in respect of the Station at the Closing Date, that are unrelated to the operation of the Station after the Closing Date and further provided that such cash or receivable is not for services on obligations of the Station after the Closing Date (except to the extent Seller receives a credit therefor under Section 2.7, in which event such cash, receivable, deposit or security shall be included as part of the Sale Assets).

(b)

Any and all claims of Seller with respect to transactions prior to the Closing including, without limitation, claims for tax refunds and refunds of fees paid to the FCC.

(c)

All prepaid expenses (except to the extent Seller receives a credit therefor under Section 2.7, in which event the prepaid expense shall be included as part of the Sale Assets).

(d)

All contracts of insurance and claims against insurers.

(e)

All employee benefit plans and the assets thereof and all employment contracts.

(f)

All contracts that are terminated in accordance with the terms and provisions of this Agreement or have expired prior to the Closing Date in the ordinary course of business; and all loans and loan agreements.

(g)

All tangible personal property disposed of or consumed between the date hereof and the Closing Date in accordance with the terms and provisions of this Agreement and in the ordinary course of business.

(h)

Seller's corporate records except to the extent such records pertain to or are used in the operation of the Station, in which case Seller shall deliver materially accurate copies thereof to Buyer.

(i)

All commitments, contracts and agreements not specifically assumed by Buyer pursuant to Section 2.1(d), above.

(j)

The assets, both tangible and intangible, real, personal or mixed, of Seller relating to its other radio stations of Seller in the market.

2.3

Assumption of Liabilities.

(a)

At the Closing, Buyer shall assume and agree to perform, without duplication of Seller's performance, the following liabilities and obligations of Seller (the "Assumed Obligations"):

(i)

Current liabilities of Seller for which Buyer receives a credit pursuant to Section 2.7, but not in excess of the amount of such credit;

(ii)

Liabilities and obligations arising under the Station Agreements assumed by and transferred to Buyer in accordance with this Agreement, but only to the extent such liabilities and obligations relate to the Sale Assets and are attributable to the period of time after the Closing.  Notwithstanding anything herein to the contrary, Buyer shall assume all of Seller’s obligation arising under the lease agreement for the office space used by the Station as studios; and

(iii)

The obligations, if any, specifically listed in Schedule 2.3.

(b)

Except for the Assumed Obligations, Buyer shall not assume or in any manner be liable for any debts, liens, charges, claims, encumbrances, duties, responsibilities, obligations or liabilities of Seller of any kind or nature, whether express or implied, known or unknown, contingent or absolute, including, without limitation, any liabilities to or in connection with Seller's employees whether arising in connection with the transaction contemplated hereunder or otherwise.

2.4

Earnest Money.

(a)

Within five (5) business days of the execution of this Agreement, Buyer shall deposit with Seller the Earnest Money.  Seller shall hold the Ernest Money pursuant to the terms of this Agreement.  Seller shall have no obligation to invest the Ernest Money, nor shall Seller be deemed to be a fiduciary with respect to the Ernest Money.

(b)

If the Closing does not occur, the Earnest Money shall be returned to Buyer.   If Closing does occur, the Earnest Money shall be applied to payment of the Purchase price at Closing as provided in Section 2.5.

2.5

Payments Of Purchase Price.

(a)        At the Closing, the Purchase Price shall be paid to Seller by wire transfer of immediately available funds.

 (b)

Buyer shall pay to Seller, or Seller shall pay to Buyer, the Adjustment Amount in accordance with Section 2.7.

2.6

Allocation of the Purchase Price.  Buyer shall agree to an allocation of the Purchase Price as reasonably determined by Seller.  Buyer and Seller shall use such allocation for all reporting purposes in connection with federal, state and local income and, to the extent permitted under applicable law, franchise taxes. Buyer and Seller agree to report such allocation to the Internal Revenue Service in the form required by Treasury Regulation § 1.1060-1T.

2.7

Adjustment of Purchase Price.

(a)

All operating income and operating expenses of the Station shall be adjusted and allocated between Seller and Buyer, and an adjustment in the Purchase Price shall be made as provided in this Section, to the extent necessary to reflect the principle that all such income and expenses attributable to the operation of the Station on or before the Closing Date shall be for the account of Seller, and all income and expenses attributable to the operation of the Station after the Closing Date shall be for the account of Buyer. Any cost or obligation related to any Permitted Lien shall also be included as part of the adjustment and allocation between Buyer and Seller.

(b)

To the extent not inconsistent with the express provisions of this Agreement, the allocations made pursuant to this Section 2.7 shall be made in accordance with generally accepted accounting principles.

(c)

For purposes of making the adjustments pursuant to this Section, Seller shall prepare and deliver an initial Adjustment List to Buyer within ninety (90) days following the Closing Date, or such later date as shall be mutually agreed to by Seller and Buyer.  Seller may also prepare and deliver to Buyer additional Adjustment Lists as Seller becomes aware of additional Adjustment List items.  The Adjustment List(s) shall set forth the Adjustment Amount. If the Adjustment Amount is a credit to the account of Buyer, Seller shall pay such amount to Buyer within fifteen (15) days of receiving the Adjustment List(s) if both parties agree on the amount, and if the Adjustment Amount is a charge to the account of Buyer, Buyer shall pay such amount to Seller within fifteen (15) days of delivering the Adjustment List(s) to Seller if both parties agree on the amount. In the event Buyer disagrees with the Adjustment Amount determined by Seller or with any other matter arising out of this subsection, and Buyer and Seller cannot within sixty (60) days resolve the disagreement themselves, the parties will refer the disagreement to a firm of independent certified public accountants, mutually acceptable to Seller and Buyer, whose decision shall be final.  The fees and expenses of such accountants shall be paid by the party who does not prevail on the disputed matters decided by the accountants.

ARTICLE III

REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Buyer as follows:

3.1

Organization and Good Standing. Seller is a corporation, validly existing and in good standing under the laws of the State of Ohio and authorized to conduct business in the State of Ohio and each and every jurisdiction where Seller conducts business. Seller has all requisite power to own, operate and lease its properties and carry on its business as it is now being conducted and as the same will be conducted until the Closing.

3.2

Authorization and Binding Effect of Documents.  Seller’s execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents, and the consummation by Seller of the transactions contemplated hereby and thereby, have been duly authorized and approved by all necessary corporate action on the part of Seller, and no other corporate proceedings on the part of the Seller are necessary to authorize and approve this Agreement.  As of the date hereof, the Board of Directors of Seller has determined that the transaction contemplated by this Agreement is advisable and in the best interest of its stockholders.   Seller has the power and authority to execute, deliver and perform its obligations under this Agreement and each of the other Documents and to consummate the transactions hereby and thereby contemplated. This Agreement and each of the other Documents have been, or at or prior to the Closing will be, duly executed by Seller. The Documents, when executed and delivered by the parties hereto, will constitute legal and valid obligations of Seller enforceable against it in accordance with their terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium and similar laws affecting the enforcement of creditors' rights or remedies generally, and except as may be limited by general principles of equity.

3.3

Absence of Conflicts.  The execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents by Seller, and the consummation of the transactions contemplated hereby and thereby:

(a)

do not in any material respect (with or without the giving of notice or the passage of time or both) violate, or result in the creation of any Lien other than a Permitted Lien, on any of the Sale Assets under any provision of law, rule or regulation or any order, judgment, injunction, decree or ruling applicable to Seller;

(b)

do not (with or without the giving of notice or the passage of time or both) conflict with or result in a breach or termination of, or constitute a default or give rise to a right of termination or acceleration under the articles of incorporation or bylaws of Seller or pursuant to any lease, agreement, commitment or other instrument which Seller is a party to, or bound by, or by which any of the Sale Assets may be bound, or result in the creation of any Lien, other than a Permitted Lien, upon any of the Sale Assets.

3.4

Governmental Consents and Consents of Third Parties.  Except for such consents as are required by the FCC and as are disclosed on Schedule 3.4, the execution and delivery of, and the performance of Seller’s obligations under, this Agreement and each of the other Documents by Seller, and the consummation by Seller of the transactions contemplated hereby and thereby, do not require the consent, waiver, approval, permit, license, clearance or authorization of, or any declaration of filing with, any court or public agency or governmental body or other authority, or the consent of any Person under any agreement, arrangement or commitment of a nature to which Seller is a party or by which it is bound or by which the Sale Assets are bound or to which they are subject to, the failure of which to obtain would constitute a Material Adverse Condition on the Sale Assets or the operation of the Station.

3.5

Sale Assets.  The Sale Assets include all of the assets, properties and rights of every type and description, real, personal and mixed, tangible and intangible, that are used in the conduct of the business of owning and operating the Station in the manner in which that business is now conducted, including, without limitation all of the assets described in Section 2.1 with the exception of the Excluded Assets.

3.6

Tangible Personal Property.  Except for supplies and other incidental items which in the aggregate are not of material value, the list of Tangible Personal Property (described on Schedule 3.6) includes all of the items of tangible personal property (other than Excluded Assets) used to a material extent in the operation of the Station in the manner in which it is now operated.  In addition, except to the extent that any defect would not constitute a Material Adverse Condition on the Station or Sale Assets:

(a)

Seller has good, marketable and valid title to all of the items of Tangible Personal Property free and clear of all Liens except Permitted Liens, and including the right to transfer same.

(b)

The Tangible Personal Property used to a material extent in the operation of the Station in the manner in which it is now operated has been maintained in accordance with industry practices and is in operating condition subject only to ordinary wear and tear.

(c)

The Tangible Personal Property complies with applicable rules and regulations of the FCC and the terms of the FCC Licenses.

3.7

Real Property.

(a)

The real property (described on Schedule 3.7) includes all of the interests in real estate, including, without limitation, any and all leases, easements and licenses, used to any material extent in the operation of the Station in the manner in which they have been and are now operated.  Said real property, together with all improvements affixed thereto, is herein defined as the “Real Property.”

(b)

To Seller’s knowledge, the Real Property complies in all respects with all applicable federal, state and local laws, ordinances, statutes, rules and regulations in effect as of the Effective Date and the Closing Date.

(c)

To Seller’s knowledge, all permanent certificates of occupancy and other consents and approvals required from governmental authorities and associations and boards with jurisdiction over the Real Property have been issued and are in full force and effect without the presence or existence of any unsatisfied conditions or requirements with respect thereto, and true, correct and complete copies of such consents, approvals and certificates of occupancy have been delivered to Buyer.

(d)

Seller has not received any notice of condemnation or of eminent domain proceedings or negotiations for the purchase of any of the Real Property in lieu of condemnation, and no condemnation or eminent domain proceedings or negotiations have been commenced or, to the best of Seller's knowledge, threatened in connection with the Real Property or the Improvements that would have a material and adverse effect on the value of the Real Project or on the continued utilization of the Real Property for its current use.

(e)

To Seller’s knowledge, all utility services, including but not limited to storm and sanitary sewer, water, electric power, and telephone service are available to the Real Property and no unpaid assessments, impact fees, development fees, tap-on fees or recapture costs are payable in connection therewith.

3.8

FCC Licenses.  Seller is the holder of the licenses, permits and authorizations listed on Schedule 3.8, and except as set forth on such Schedule, (i) the FCC Licenses are valid, in good standing and in full force and effect, unimpaired by any act or omission of Seller, and constitute all of the licenses, permits and authorizations required by the Act, the Rules and Regulations or the FCC for, or used in, the operation of the Station in all material respects as now operated, (ii) the licenses, permits and authorizations listed on Schedule 3.8 constitute all the current licenses, permits and authorizations issued by the FCC to Seller or pending before the FCC for or in connection with the Station; (iii) there is no condition imposed by the FCC as part of any FCC License which is neither set forth on the face thereof as issued by the FCC nor contained in the Rules and Regulations applicable generally to Station of the type, nature, class or location of the Station; (iv) the Station is being operated in accordance with the terms and conditions of the FCC Licenses applicable to it and in accordance with the Rules and Regulations, except to the extent a failure to so comply would not constitute a Material Adverse Condition; (v) no application, action or proceeding is pending, or, to Seller’s actual knowledge is threatened, which may result in the revocation, modification, non-renewal or suspension of any of the FCC Licenses, the denial of any pending applications, the issuance of any cease and desist order or the imposition of any fines, forfeitures or other administrative actions by the FCC with respect to the Station or its operation, other than proceedings affecting the radio broadcasting industry in general; (vi) there is not before the FCC any material investigation, proceeding, notice of violation or order of forfeiture relating to the Station; (vii) Seller has complied in all material respects with all requirements to file reports, applications and other documents with the FCC with respect to the Station, and all such reports, applications and documents are complete and correct in all material respects; (viii) to Seller’s knowledge, there are no matters (A) which could reasonably be expected to result in the suspension, revocation, cancellation, modification of or the refusal to renew any of the FCC Licenses or the imposition of any fines or forfeitures by the FCC, or (B) against Seller which could reasonably be expected to result in the FCC's refusal to grant approval of the assignment to Buyer of the FCC Licenses or the imposition of any Material Adverse Condition in connection with approval of such assignment; (ix) there are not any unsatisfied or otherwise outstanding citations issued by the FCC with respect to the Station or its operation; and (x) the "Public Inspection Files" of the Station are in material compliance with Section 73.3526 of the Rules and Regulations.

3.9

Station Agreements.

(a)

Schedule 3.9 sets forth an accurate and complete list of all material agreements, contracts, arrangements or commitments in effect as of the date hereof, including all amendments, modifications and supplements thereto which the Station or their assets or properties are bound by (“Station Agreements”) other than agreements which may be cancelled on less than ninety (90) days notice.

(b)

Except as set forth in the Schedules, to Seller’s knowledge: (i) all Station Agreements are legal, valid and enforceable in accordance with their terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors' rights generally, and subject, as to enforceability, to general principles of equity; (ii) neither Seller, nor any party thereto is in material breach of or in material default under any Station Agreements; (iii) there has not occurred any event which, after the giving of notice or the lapse of time or both, would constitute a material default under, or result in the material breach of, any Station Agreements which are, individually or in the aggregate, material to the operation of the Station; and (iv) Seller holds the right to enforce and receive the benefits under all of the Station Agreements, free and clear of all Liens (other than Permitted Liens) but subject to the terms and provision of each such agreement.

3.10

Litigation.  There are no actions, suits, claims, investigations or administrative, arbitration or other proceedings pending or threatened against Seller which would, individually or in the aggregate if adversely determined, be a Material Adverse Condition on the Sale Assets or the operation of the Station, or which would give any third party the right to enjoin the transactions contemplated by this Agreement.  There is no basis for any such claim, investigation, action, suit or proceeding which would, individually or in the aggregate if adversely determined, be a Material Adverse Condition on the Sale Assets or operation of the Station.  There are no existing or pending orders, judgments or decrees of any court or governmental agency affecting Seller, the Station or any of the Sale Assets which would materially adversely affect the Station’ operations or the Sale Assets.  Notwithstanding the disclosure of any matter herein, Buyer shall not assume any liability for any such matter.

3.11

Labor Matters.  Seller is not a party to any collective bargaining agreement, and there is no collective bargaining agreement that determines the terms and conditions of employment of any employees of Seller.  With respect to the Station, there are no labor strikes, disputes, slow-downs or stoppages pending or, to the actual knowledge of Seller, threatened against the Station,  there are neither pending nor threatened, any suits, actions, administrative proceedings, union organizing activities, arbitrations, grievances, complaint, charges, claims or other proceedings between Seller and any employees of the Station or any union representing such employees; and there are no existing labor or employment or other controversies or grievances involving employees of the Station which have had or are reasonably likely to constitute a Material Adverse Condition on the operation of the Station.

3.12

Employee Benefit Plans.  To Seller’s knowledge, Buyer's consummation of the transactions contemplated by this Agreement in accordance with the terms hereof shall not, as a result of or in connection with the transactions contemplated hereby, impose upon Buyer any obligation under any benefit plan, contract or arrangement (regardless of whether they are written or unwritten and funded or unfunded) covering employees or former employees of Seller in connection with their employment by Seller. For purposes of the Agreement, "benefit plans" shall include without limitation employee benefit plans within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended, vacation benefits, employment and severance contracts, stock option plans, bonus programs and plans of deferred compensation.

3.13

Compliance with Law.  To Seller’s knowledge, the operation of the Station complies in all material respects with the applicable rules and regulations of the FCC, and all other federal, state, local or other laws, statutes, ordinances, regulations, and any applicable order, writ, injunction or decree of any court, commission, board, agency or other instrumentality.

3.14

Environmental Matters; OSHA.  Except as otherwise set forth on Schedule 3.14 hereof:

(a)

Seller has obtained all material, environmental, health and safety permits known by Seller to be necessary or required for either the operation of the Station as currently operated or the ownership of the Sale Assets and all such permits are in full force and effect and Seller is in compliance with all material terms and conditions of such permits.

(b)

To Seller’s knowledge, there is no proceeding pending or threatened which may result in the reversal, rescission, termination, modification or suspension of any environmental or health or safety permits necessary for the operation of the Station as currently conducted or the ownership of the Sale Assets.

(c)

With respect to the Station and the Sale Assets, to Seller’s knowledge Seller is in compliance in all material respects with the provisions of Environmental Laws.

(d)

Seller has not, and, to Seller’s knowledge, no other Person or entity has, caused or permitted materials to be generated, released, stored, treated, recycled, disposed of, on, under or at such parcels, which materials, if known to be present, would require clean up, removal or other remedial or responsive action under Environmental Laws (other than normal office, cleaning and maintenance supplies in reasonable quantities used and /or stored appropriately in the buildings or improvements on the Real Property).  To Seller’s knowledge, Seller has not caused the migration of any materials from the Sale Assets onto or under any property, which materials, if known to be present, would require cleanup, removal or other remedial or responsive action under Environmental Laws.  To Seller’s knowledge, there are no underground storage tanks and no PCBs or friable asbestos in or on the Sale Assets or Real Property.

(e)

To Seller’s knowledge, Seller is not subject to any judgment, decree, order or citation with respect to the Sale Assets related to or arising out of Environmental Laws, and Seller has not received notice that it has been named or listed as a potentially responsible party by any Person or governmental body or agency in any matter, under Environmental Laws.

(f)

To Seller’s knowledge, Seller has not discharged or disposed of any petroleum product or solid waste on the Real Property or on the property adjacent to the Real Property owned by third parties, which may form the basis for any present or future claim based upon the Environmental Laws in existence on the date hereof or as of the Closing, or any demand or action seeking clean-up of any site, location, body of water, surface or subsurface, under any Environmental Laws or otherwise, or which may subject the owner of the Real Property to claims by third parties (except to the extent third party liability can be established) for damages.

(g)

To Seller’s knowledge, no portion of the Sale Assets have ever been used by Seller, in material violation of Environmental Laws.

(h)

To Seller’s knowledge, no pesticides, herbicides, fertilizers or other materials have been used on, applied to or disposed of on or in the Sale Assets in material violation of any Environmental Laws (other than normal office, cleaning and maintenance supplies in reasonable quantities used and/or stored appropriately in the buildings or improvements on the Real Property) in any manner which may constitute a Material Adverse Condition.

(i)

With respect to the Sale Assets, to Seller’s knowledge Seller has disposed of all waste in full compliance with all Environmental Laws and there is no existing condition that may form the basis of any present or future claim, demand or action seeking clean up of any facility, site, location or body of water, surface or subsurface, for which the Buyer could be liable or responsible solely as a result of the disposal of waste at such site by a prior owner of the Sale Assets.

(j)

To Seller’s knowledge, Seller is in material compliance with all OSHA Laws applicable to the Sale Assets.

(k)

Seller has not agreed to indemnify any predecessor or other party with respect to any environmental liability relating to the Real Property or Sale Assets.

3.15

Tower Coordinates. The current vertical elevation and geographical coordinates of the Station’ towers (“the Tower Coordinates”) are properly registered with the FCC and Federal Aviation Administration (“FAA”); and to Seller’s knowledge the Tower Coordinates comply with and correspond to the current vertical elevation and geographical coordinates authorized by the FAA, FCC and any other governmental authority, including any federal, state or local authority having jurisdiction over the Station or said towers.

3.16

Filing of Tax Returns.  Seller has filed all federal, state and local tax returns which are required to be filed, and has paid all taxes and all assessments to the extent that such taxes and assessments have become due, other than such returns, taxes and assessments, the failure to file or pay would not, individually or in the aggregate, constitute a Material Adverse Condition.

3.17

Absence of Insolvency.  No insolvency proceedings of any character including without limitation, bankruptcy, receivership, reorganization, composition or arrangement with creditors, voluntary or involuntary, affecting the Seller or any of the Sale Assets, are pending or threatened, and Seller has made no assignment for the benefit of creditors, nor taken any action with a view to, or which would constitute the basis for the institution of, any such insolvency proceedings.

3.18

Broker's or Finder's Fees.  Except for as set forth on Schedule 3.18, no agent, broker, investment banker or other Person or firm acting on behalf of or under the authority of Seller or any affiliate of Seller is or will be entitled to any broker's or finder's fee or any other commission or similar fee, directly or indirectly, in connection with the transactions contemplated by this Agreement.

3.19

Insurance.  There is now, and through the Closing Date there shall be, in full force and effect with reputable insurance companies fire and extended coverage insurance with respect to all material tangible Sale Assets and public liability insurance, all in commercially reasonable amounts, and the Sale Assets shall be insured to cover the full amount of any loss.

3.20

Compliance with Patriot Act.  Seller is not nor will it become (i) a person whose property or interests in property are blocked pursuant to Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49079 (2001)) or (ii) a person or entity that knowingly engages in any dealings or transactions, or be otherwise knowingly associated, with any such person.  Seller is not in violation of the Uniting And Strengthening America By Providing Appropriate Tools Required To Intercept And Obstruct Terrorism (USA Patriot Act) Act of 2001.

ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF BUYER

Buyer represents and warrants to Seller as follows:

4.1     Organization and Good Standing.  Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of North Carolina.  Buyer has all requisite corporate power to own, operate and lease its properties and carry on its business as it is now being conducted and as the same will be conducted following the Closing.

4.2     Authorization and Binding Effect of Documents.  Buyer's execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents, and the consummation by Buyer of the transactions contemplated hereby and thereby, have been duly authorized and approved by all necessary corporate action on the part of Buyer. Buyer has the power and authority to execute, deliver and perform its obligations under this Agreement and each of the other Documents and to consummate the transactions hereby and thereby contemplated. This Agreement and each of the other Documents have been, or at or prior to the Closing will be, duly executed by Buyer. The Documents, when executed and delivered by the parties hereto, will constitute the valid and legally binding agreement of Buyer, enforceable against Buyer in accordance with their terms, except as may be limited by bankruptcy, insolvency, or other similar laws affecting the enforcement of creditors' rights or remedies generally, and except as may be limited by general principles of equity.

4.3

Absence of Conflicts. Buyer's execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents and the consummation by Buyer of the transaction contemplated hereby and thereby:

(a)

do not in any material respect (with or without the giving of notice or the passage of time or both) violate or result in the creation of any claim, lien, charge or encumbrance on any of the assets or properties of Buyer under any provision of law, rule or regulation or any order, judgment, injunction, decree or ruling applicable to Buyer in any manner which would have a material adverse effect on the assets, business, operation or financial condition or results of operations of Buyer;

(b)

do not (with or without the giving of notice or the passage of time or both) conflict with or result in a breach or termination of, or constitute a default or give rise to a right of termination or acceleration under, the articles of incorporation or bylaws of Buyer or any lease, agreement, commitment, or other instrument which Buyer is a party to, bound by, or by which any of its assets or properties may be bound, the results of which would be a Material Adverse Condition.

4.4

Governmental Consents and Consents of Third Parties.    Except for the required consent of the FCC, Buyer's execution and delivery of, and the performance of its obligations under, this Agreement and each of the other Documents and the consummation by Buyer of the transaction contemplated hereby and thereby, do not require the consent, waiver, approval, permit, license, clearance or authorization of, or any declaration or filing with, any court or public agency or other authority, or the consent of any Person under any agreement, arrangement or commitment of any nature to which Buyer is a party or by which it is bound, the failure of which to obtain would  have a material adverse effect on the assets, business, operation or financial condition or results of operations of Buyer.

4.5

Qualification.

(a)

Buyer has no knowledge after due inquiry of any facts concerning Buyer or any other Person with an attributable interest in Buyer (as such term is defined under the Rules and Regulations) which, under present law (including the Act) and the Rules and Regulations, would (i) disqualify Buyer from being the holder of the FCC Licenses, the owner of the Sale Assets or the operator of the Station upon consummation of the transactions contemplated by this Agreement, or (ii) raise a substantial and material question of fact (within the meaning of Section 309(e) of the Act) respecting Buyer's qualifications.

(b)

Without limiting the foregoing Subsection(a), Buyer shall make the affirmative certifications provided in Section III of FCC Form 314, or as may be required on any form required by the FCC to obtain its consent to this transaction, at the time of filing of such form with the FCC as contemplated by Section 5.2.

4.6

Financing

.  Buyer has, and as of the Closing Date will have, sufficient cash, available lines of credit or other sources of immediately available funds to enable it to make payment of the Purchase Price and any other amounts to be paid by it in accordance with the terms of this Agreement and the Documents.

4.7

Broker's or Finder's Fees.   No agent, broker, investment banker, or other Person or firm acting on behalf of or under the authority or Buyer or any affiliate of Buyer is or will be entitled to any broker's or finder's fee or any other commission or similar fee, directly or indirectly, in connection with transactions contemplated by this Agreement.

4.8

Litigation. There are no legal, administrative, arbitration or other proceedings or governmental investigations pending or, to the knowledge of Buyer, threatened against Buyer that would give any third party the right to enjoin the transactions contemplated by this Agreement.

4.9

Compliance with Patriot Act.  Buyer is not nor will it become (i) a person whose property or interests in property are blocked pursuant to Section 1 of Executive Order 13224 of September 23, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49079 (2001)) or (ii) a person or entity that knowingly engages in any dealings or transactions, or be otherwise knowingly associated, with any such person.  Buyer is not in violation of the Uniting And Strengthening America By Providing Appropriate Tools Required To Intercept And Obstruct Terrorism (USA Patriot Act) Act of 2001.

ARTICLE V

TRANSACTIONS PRIOR TO THE CLOSING DATE

5.1

Conduct of the Station’ Business Prior to the Closing Date.   Seller covenants and agrees with Buyer that between the date hereof and the Closing Date, unless the Buyer otherwise agrees in writing (which agreement shall not be unreasonably withheld or delayed), Seller shall:

(a)

Use reasonable commercial efforts to maintain insurance upon all of the Sale Assets in such amounts and of such kind as is consistent with Seller’s other radio Station and with insurers of substantially the same or better financial condition;

(b)

Operate the Station and otherwise conduct its business in all material respects in accordance with the terms or conditions of its FCC Licenses, the Rules and Regulations, the Act and all other rules and regulations, statutes, ordinances and orders of all governmental authorities having jurisdiction over any aspect of the operation of the Station, except where the failure to so operate would not constitute a Material Adverse Condition on the Sale Assets or the operation of the Station or on the ability of Seller to consummate the transactions contemplated hereby;

(c)

Comply in all material respects with all Station Agreements Buyer is assuming now or hereafter existing;

(d)

Promptly notify Buyer of any default by, or claim of default against, any party under any Station Agreements Buyer is assuming and any event or condition which, with notice or lapse of time or both, would constitute an event of default under such Station Agreements;

(e)

Not mortgage, pledge or subject any of the Sale Assets to any Lien other than a Permitted Lien;

(f)

Not sell, lease or otherwise dispose of, nor agree to sell, lease or otherwise dispose of, any of the Sale Assets;

(g)

Not amend or terminate any Station Agreement;

(h)

Not introduce any material change with respect to the operation of the Station including, without limitation, any material changes in the broadcast hours of the Station or any other material change in the Station’ programming policies, except such changes as in the sole discretion of Seller, exercised in good faith after consultation with Buyer, are required by the public interest;

5.2

Governmental Consents. Seller and Buyer shall file with the FCC, within five (5) business days after the execution of this Agreement, such applications and other documents in the name of Seller or Buyer, as appropriate, as may be necessary or advisable to obtain the FCC Order. Seller and Buyer shall take all commercially reasonable steps necessary to prosecute such filings with diligence and shall diligently oppose any objections to, appeals from or petitions to reconsider such approval of the FCC, to the end that the FCC Order and a Final Action with respect thereto may be obtained as soon as practicable; provided, however, that in the event the application for assignment of the FCC Licenses has been designated for hearing, either Buyer or Seller may elect to terminate this Agreement pursuant to Section 10.1(c). Buyer shall not knowingly take, and Seller covenants that Seller shall not knowingly take, any action that such party knows or has reason to know would materially and adversely affect or materially delay issuance of the FCC Order or materially and adversely affect or materially delay its becoming a Final Action without a Material Adverse Condition, unless such action is requested or required by the FCC, its staff or the Rules and Regulations. Should Buyer or Seller become aware of any facts which could reasonably be expected to materially and adversely affect or materially delay issuance of the FCC Order without a Material Adverse Condition (including but not limited to, in the case of Buyer, any facts which would reasonably be expected to disqualify Buyer from controlling the Station), such party shall promptly notify the other party thereof in writing and both parties shall cooperate to take all steps necessary or desirable to resolve the matter expeditiously and to obtain the FCC's approval of matters pending before it. Subject to the terms and conditions herein provided, Buyer and Seller shall promptly determine whether any filings are required to be made with, or consents, permits, authorizations or approvals are required to be obtained from, any other governmental agency or regulatory body of the federal, state and local jurisdictions in connection with the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, and take all reasonable actions necessary to obtain any required permits, authorizations or appraisals.

5.3

Other Consents.  Buyer and Seller shall use their reasonable best efforts to obtain the consent or waivers to the transactions contemplated by this Agreement required under any assumed Station Agreements; provided that Buyer and Seller shall not be required to pay or grant any material consideration in order to obtain any such consent or waiver.

5.4

Tax Returns and Payments.  All taxes pertaining to ownership of the Sale Assets or operation of the Station prior to the Closing Date will be timely paid; provided that Seller shall not be required to pay any such tax so long as the validity thereof shall be contested in good faith by appropriate proceedings and Seller shall have set aside adequate reserves with respect to any such tax to the reasonable satisfaction of Buyer.

5.5

Access Prior to the Closing Date.   Prior to the Closing, Buyer and its representatives may make such reasonable investigation of the assets and business of the Station and the Sale Assets as it may desire; and Seller shall give to Buyer, its engineers, counsel, accountants and other representatives reasonable access during normal business hours throughout the period prior to the Closing to personnel and all of the assets, books, records and files of or pertaining to the Station and the Sale Assets, provided that (i) Buyer shall give Seller reasonable advance notice of each date on which Buyer or any such other Person or entity desires such access, (ii) each Person (other than an officer of Buyer) shall, if requested by Seller, be accompanied by an officer or their representative of Buyer approved by Seller, which approval shall not be unreasonably withheld, (iii) the investigations at the offices of Seller shall be reasonable in number and frequency and, (iv) all investigations shall be conducted in such a manner as not to physically damage any property or constitute a disruption of the operation of the Station or Seller.  Seller shall furnish to Buyer during such period all documents and copies of documents and information concerning the business and affairs of Seller and the Station as Buyer may reasonably request.  No investigation or information furnished pursuant to this Section 5.5 shall affect any representations or warranties made by the Seller herein.

5.6     Confidentiality; Press Release.  All information, data and materials furnished or to be furnished to either party with respect to the other party in connection with this transaction or pursuant to this Agreement are confidential. Each party agrees that prior to Closing (a) it shall not disclose or otherwise make available, at any time, any such information, data or material to any Person who does not have a confidential relationship with such party; (b) it shall protect such information, data and material with a high degree of care to prevent the disclosure thereof; and (c) if, for any reason, this transaction is not consummated, all information, data or material concerning the other party obtained by such party, and all copies thereof, will be returned to the other party. After Closing, neither party will disclose or otherwise make available to any Person any of such information, data or material concerning the other party, except as may be necessary or appropriate in connection with the operation of the Station by Buyer. Each party shall use its reasonable efforts to prevent the violation of any of the foregoing confidentiality provisions by its respective representatives. Notwithstanding the foregoing, nothing contained herein shall prohibit Buyer or Seller from:

(i)  using such information, data and materials in connection with any action or proceeding brought or any claim asserted by Buyer or Seller in respect of any breach by the other of any representation, warranty or covenant made in or pursuant to this Agreement; or

(ii)  supplying or filing such information, data or materials to or with the FCC or SEC or any other valid governmental or court authority to the extent required by law or reasonably necessary to obtain any consent, waiver, amendment, modification, approval, authorization, permit or license which may be necessary to effectuate this Agreement, and to consummate the transaction contemplated herein.

In the event that either party determines in good faith that a press release or other public announcement is desirable under any circumstances, the parties shall consult with each other to determine the appropriate timing, form and content of such release or announcement.

5.7

Reasonable Best Efforts.  Subject to the terms and conditions of this Agreement, each of the parties hereto will use its reasonable best efforts to take all action and to do all things necessary, proper or advisable to satisfy any condition to the parties' obligations hereunder in its power to satisfy and to consummate and make effective as soon as practicable the transactions contemplated by this Agreement.

5.8

FCC Reports.  Seller shall continue to file, on a current basis until the Closing Date, all reports and documents required to be filed with the FCC with respect to the Station. Seller shall provide Buyer with copies of all such filings within five business days of the filing with the FCC.

5.9

Conveyance Free and Clear of Liens.  At or prior to the Closing, Seller shall obtain executed releases, in suitable form for filing and otherwise in form and substance reasonably satisfactory to Buyer, of any security interests granted in the Sale Assets and properties as security for payment of loans and other obligations or judgments and of any other Liens on the Sale Assets. At the closing, Seller shall transfer and convey to Buyer all of the Sale Assets free and clear of all Liens except Permitted Liens.

5.10

Environmental Assessment.  Not later than sixty (60) days after execution of this Agreement, Buyer may obtain a Phase I (“the Phase I”) environmental assessment of the Sale Assets by an environmental engineer selected by Buyer.  Within fourteen (14) days after Buyer’s receipt of the Phase I, if the Phase I indicates environmental conditions may exist on, under or affect such properties that may constitute a violation or breach of Seller's representations and warranties contained in Section 3.14 of this Agreement or cause the condition contained in Section 6.7 to not be satisfied, then Buyer shall be entitled to obtain a Phase II (“the Phase II”) environmental assessment of the Real Property, or any portion thereof.  (The Phase I and the Phase II, if obtained, shall be referred to herein as the “Environmental Assessment”).  Buyer shall commission and pay the cost of such Environmental Assessment and shall provide a copy to Seller.  The Environmental Assessment shall be subject to the confidentiality provisions of Section 5.6.  If after appropriate inquiry into the previous ownership of and uses of the Real Property consistent with good commercial or customary practice, the engineer concludes that environmental conditions exist on, under or affecting such properties that would cause the condition contained in Section 6.7 to not be satisfied, then Buyer may (i) elect to proceed with Closing, or (ii) terminate the Agreement at the sole option of Buyer.

5.11

Disclosure Schedules.  Notwithstanding anything to the contrary in this Agreement, during the period after the date of this Agreement but prior to the Closing, subject to the reasonable approval of Buyer, Seller shall be entitled to update, amend or supplement the Schedules to this Agreement to the extent information contained therein is discovered to be untrue, incomplete or inaccurate after the date of this Agreement by delivering such update, amendment or supplement to Buyer; (each such update, amendment or supplement reasonably approved or deemed reasonably approved by the Buyer, an “[date] Updated Schedule”).  Buyer shall not be obligated to approve any change or changes to the schedules which would have, or which would reasonably be expected to have, in the aggregate, a material adverse effect on the Station Assets.  If Seller delivers to the Buyer one or more Updated Schedule, all references in this Agreement to the any such schedule shall thereafter mean the schedule as updated by each such Updated Schedule.

ARTICLE VI

CONDITIONS PRECEDENT TO THE OBLIGATIONS OF BUYER TO CLOSE

Buyer's obligation to close the transaction contemplated by this Agreement is subject to the satisfaction, on or prior to the Closing Date, of each of the following conditions, unless waived by Buyer in writing:

6.1

Accuracy of Representations and Warranties; Closing Certificate.

(a)

The representations and warranties of Seller contained in this Agreement or in any other Document shall be complete and correct in all material respects on the date hereof and at the Closing Date with the same effect as though made at such time except for changes that do not constitute a Material Adverse Condition on the Station or the Sale Assets taken as a whole.

(b)

Seller shall have delivered to Buyer on the Closing Date a certificate that (i) the condition specified in Section 6.1(a) is satisfied as of the Closing Date, and (ii) except as set forth in such certificate (none of which exceptions shall constitute a Material Adverse Condition on Seller's ability to consummate the transaction contemplated hereby), the condition specified in Section 6.2 is satisfied as of the Closing Date.

6.2

Performance of Agreements.  Seller shall have performed in all material respects all of its covenants, agreements and obligations required by this Agreement and each of the other Documents to be performed or complied with by it prior to or upon the Closing Date.

6.3

FCC and Other Consents.

(a)

The FCC Order shall have been issued by the FCC and shall have become effective under the rules of the FCC, without any condition materially adverse to Buyer.

(b)

Seller shall have satisfied all material conditions which the FCC Order or any order, ruling or decree of any judicial or administrative body relating thereto or in connection therewith specifies and requires to be satisfied by Seller prior to transfer of the FCC Licenses to Buyer.

(c)

All other material authorizations, consents, approvals and clearances of federal, state or local governmental agencies required to permit the consummation by Buyer of the transactions contemplated by this Agreement including, without limitation, the assignment of any FCC Licenses requested by Buyer, shall have been obtained; all material statutory and regulatory requirements for such consummation shall have been fulfilled; and no such authorizations, consents, approvals or clearances shall contain any conditions that individually or in the aggregate would constitute a Material Adverse Condition.

6.4

Adverse Proceedings. Neither Buyer nor any affiliate of Buyer shall be subject to any ruling, decree, order or injunction restraining, imposing material limitations on or prohibiting (i) the consummation of the transactions contemplated hereby or (ii) its participation in the operation, management, ownership or control of the Station; and no litigation, proceeding or other action seeking to obtain any such ruling, decree, order or injunction shall be pending. No governmental authority having jurisdiction shall have notified any party to this Agreement that consummation of the transaction contemplated hereby would constitute a violation of the laws of the United States or of any state or political subdivision or that it intends to commence proceedings to restrain such consummation or to force divestiture, unless such governmental authority shall have withdrawn such notice. No governmental authority having jurisdiction shall have commenced any such proceeding.

6.5

Other Consents.  Seller shall have obtained in writing and provided to Buyer on or before the Closing Date, without any condition materially adverse to Buyer or the Station, the material consents or waivers to the transactions contemplated by this Agreement required under those Station Agreements which Buyer has elected to assume.

6.6

Delivery of Closing Documents.  Seller shall have delivered or caused to be delivered to Buyer on the Closing Date each of the Documents required to be delivered pursuant to Section 8.2.

6.7

Environmental Conditions.  The Environmental Assessment obtained by Buyer pursuant to Section 5.10 hereof shall not have disclosed any condition on, under or affecting the Real Property that would constitute a violation or breach of Seller’s representations and warranties contained in Section 3.14 of this Agreement which is not removed or cured by Seller prior to Closing; provided, however, that in the event the Environmental Assessment indicates that environmental conditions exist on, under or affecting such properties that would constitute a violation or breach of Seller’s representations and warranties contained in Section 3.14 of this Agreement then, notwithstanding any other provisions of this  Agreement to the contrary, Seller may elect at its sole cost and expense (up to a maximum of Two Hundred Fifty Thousand Dollars ($250,000)) to agree to remediate any such conditions post-Closing, in which event this Section 6.7 shall not constitute a condition precedent to Buyer’s obligation to close.

  ARTICLE VII

CONDITIONS PRECEDENT OF THE

OBLIGATION OF SELLER TO CLOSE

The obligation of Seller to close the transaction contemplated by this Agreement is subject to the satisfaction, on or prior to the closing Date, of each of the following conditions, unless waived by Seller in writing:

7.1

Accuracy of Representations and Warranties.

(a) The representations and warranties of Buyer contained in this Agreement shall be complete and correct in all material respects on the date hereof and at the Closing Date with the same effect as though made at such time except for changes that are not materially adverse to Seller.

(b)  Buyer shall have delivered to Seller on the Closing Date a certificate that (i) the condition specified in Section 7.1(a) is satisfied as of the Closing Date, and (ii) except as set forth in such certificate (none of which exceptions shall be a material adverse effect on Buyer's ability to consummate the transaction contemplated hereby), the conditions specified in Section 7.2 are satisfied as of the Closing Date.

7.2

Performance of Agreements.  Buyer shall have performed in all material respects all of its covenants, agreements and obligations required by this Agreement and each of the other Documents to be performed or complied with by it prior to or upon the Closing Date.

7.3

FCC and Other Consents.

(a)

The FCC Order shall have been issued by the FCC and shall have become a Final Action without any Material Adverse Condition.

(b)

Conditions which the FCC Order or any order, ruling or decree of any judicial or administrative body relating thereto or in connection therewith specifies and requires to be satisfied by Buyer prior to transfer of the FCC Licenses to Buyer shall have been satisfied by Buyer.

(c)

All other authorizations, consents, approvals and clearances of all federal, state and local governmental agencies required to permit the consummation by Seller of the transactions contemplated by this Agreement shall have been obtained; all statutory and regulatory requirements for such consummation shall have been fulfilled; and no such authorizations, consents, approvals or clearances shall contain any conditions that individually or in the aggregate would have any material adverse effect on Seller.

7.4

Adverse Proceedings.  Seller shall not be subject to any ruling, decree, order or injunction restraining, imposing material limitations on or prohibiting the consummation of the transactions contemplated hereby. No governmental authority having jurisdiction shall have notified any party to this Agreement that consummation of the transactions contemplated hereby would constitute a violation of the laws of the United States or of any state or political subdivision or that it intends to commence proceedings to restrain such consummation or to force divestiture, unless such governmental authority shall have withdrawn such notice. No governmental authority having jurisdiction shall have commenced any such proceeding.

7.5

Delivery of Closing Documents and Purchase Price.  Buyer shall have delivered or caused to be delivered to Seller on the Closing Date each of the Documents required to be delivered pursuant to Section 8.3, and Seller shall have received payment of the Purchase Price with the form of payment set forth in Section 2.5.

     ARTICLE VIII

CLOSING

8.1      Time and Place.  Buyer understands that Seller is in the process of selling its other radio stations in the Jacksonville market and agrees to use its best efforts to effect a simultaneous closing of the transaction with Seller’s sale of its other Jacksonville radio stations. Unless otherwise agreed to in advance by the parties, Closing shall take place in person or via facsimile at the offices of Seller’s counsel in Camarillo, California, or at such other place as the parties agree, at 10:00 A.M. Pacific Time on the date (the "Closing Date") that is the later of (i) the fifth Business Day after the Applicable Date, or (ii) the date as soon as practicable following satisfaction or waiver of the conditions precedent hereunder. The “Applicable Date” shall be the date on which issuance of the FCC Order without any Material Adverse Condition or condition materially adverse to Seller has become effective under the rules of the FCC. Notwithstanding the foregoing, the parties will endeavor in good faith to effect the Closing simultaneously in different locations to avoid the travel and additional expense of requiring all parties to be located in the same place and in connection therewith the parties will deliver, in escrow, to opposing counsel and other appropriate parties, all agreements, instructions, documents, releases, certificates, wire transfer instructions, pay-off instructions, UCC-3’s and other matters and things necessary to effect Closing in such manner.

8.2

Documents to be Delivered to Buyer by Seller.  At the Closing, Seller shall deliver or cause to be delivered to Buyer the following:

(a)

Certified resolutions of Seller's Board of Directors approving the execution and delivery of this Agreement and each of the other Documents and authorizing the consummation of the transactions contemplated hereby and thereby.

(b)

The certificate required by Section 6.1(b).

(c)

A bill of sale and other instruments of transfer and conveyance transferring to Buyer the Tangible Personal Property.

(d)

Executed releases, in suitable form for filing and otherwise in form and substance reasonably satisfactory to Buyer, of any security interests granted in the Sale Assets as security for payment of loans and other obligations and of any other Liens (other than Permitted Liens).

(e)

An instrument or instruments assigning to Buyer all right, title and interest of Seller in and to all Station Agreements being assumed by Buyer, and all Real Property, including without limitation, any leases, easements or licenses for the Real Property.

(f)

An instrument assigning to Buyer all right, title and interest of Seller in the FCC Licenses, and all other assignable or transferable governmental permits, licenses and authorizations (and any renewals, extensions, amendments or modifications thereof).

(g)

True and correct copies of all records as described in Section 2.1(e) hereof.

(h)

Such additional information and materials as Buyer shall have reasonably requested, including without limitation, evidence that all consents and approvals required as a condition to Buyer's obligation to close hereunder have been obtained.

8.3

Documents to be Delivered to Seller by Buyer.  At the Closing, Buyer shall deliver or cause to be delivered to Seller the following:

(a)

Certified resolutions of Buyer's Board of Directors approving the execution and delivery of this Agreement and each of the other Documents and authorizing the consummation of the transaction contemplated hereby and thereby.

(b)

The Purchase Price as set forth in Section 2.5.

(c)

The agreement of Buyer assuming the obligations under any Station Agreements being assumed by Buyer.

(d)

The certificate required under Section 7.1(b).

(e)

Such additional information and materials as Seller shall have reasonably requested.

8.4

Unassignable Station Agreements.  Buyer and Seller acknowledge that certain of the Station Agreements, to be included in the Sale Assets, and the rights and benefits thereunder necessary or appropriate or relating to the conduct of the business and activities of Seller and/or the Station may not, by their terms, be assignable. Notwithstanding anything in this Agreement to the contrary, nothing herein shall constitute an agreement to assign such Station Agreement, and Buyer shall not be deemed to have assumed the same or to be required to perform any obligations thereunder, if an attempted assignment thereof, without the consent of a third party thereto, would constitute a breach thereof or in any way affect the rights under such Station Agreement of Buyer or Seller thereunder.  In such event, Seller will cooperate with Buyer to provide for Buyer all benefits to which Seller is entitled under such Station Agreements, and any transfer or assignment to Buyer by Seller of any such Station Agreement or any right or benefit arising thereunder or resulting therefrom which shall require the consent or approval of any third party shall be made subject to such consent or approval being obtained. Seller shall, without further consideration therefor, pay, assign and remit to Buyer promptly all monies, and, to the extent permitted, all other rights or consideration received or obtained, or which may be received or obtained, in respect of performance of such Station Agreements.

ARTICLE IX

SURVIVAL OF REPRESENTATIONS AND WARRANTIES;

INDEMNIFICATION

9.1

Survival of Representation and Warranties.  All representations, warranties, covenants and agreements contained in this Agreement or in any other Document shall survive the Closing for the Survival Period and the Closing shall not be deemed a waiver by either party of the representations, warranties, covenants or agreements of the other party contained herein or in any other Document. No claim may be brought under this Agreement or any other Document unless written notice describing in reasonable detail the nature and basis of such claim is given on or prior to the last day of the Survival Period.  In the event such a notice is so given, the right to indemnification with respect thereto under this Article shall survive the Survival Period until such claim is finally resolved and any obligations with respect thereto are fully satisfied. For purposes of this agreement the “Survival Period” shall be twelve (12) months after the Closing Date.

9.2

Indemnification in General.  Buyer and Seller agree that the rights to indemnification and to be held harmless set forth in this Agreement shall, as between the parties hereto and their respective successors and assigns, be exclusive of all rights to indemnification and to be held harmless that such party (or its successors or assigns) would otherwise have by statute, common law or otherwise.  Except with respect to claims based on actual fraud or intentional misrepresentation, each party’s rights under this Article IX shall be the sole and exclusive remedies with respect to claims resulting from or relating to any misrepresentation, breach of warranty or failure to perform any covenant or agreement contained in this Agreement or otherwise relating to the transactions that are the subject of this Agreement.  Without limiting the generality of the foregoing, in no event shall either party or any Person claiming through, by or on behalf of either party, be entitled to claim or seek rescission of the transactions consummated under this Agreement.

9.3

Indemnification by Seller.

(a) Subject to the provisions of Section 9.3(b) below and Section 10.2 below, Seller shall indemnify and hold harmless Buyer and any officer, director, agent, employee and affiliate thereof with respect to any and all demands, claims, actions, suits, proceedings, assessments, judgments, costs, losses, damages, liabilities and expenses (including reasonable attorneys' fees), relating to or arising out of:

(i)  Any breach or non-performance by Seller of any of its representations, warranties, covenants or agreements set forth in this Agreement or any other Documents; or

(ii)  The ownership or operation by Seller of the Station and the Sale Assets on or prior to the Closing Date, other than the Assumed Obligations; or

(iii)  All other liabilities and obligations of Seller other than the Assumed Obligations.

(iv) Noncompliance by Seller with the provisions of the Bulk Sales Act, if applicable, in connection with the transactions contemplated hereby.

(b)   Except for any amounts owed by Seller to Buyer under Section 9.3(a)(iv), and Section 2.7, if Closing occurs, Seller shall not be obligated until the amount of such claims, liabilities, damages, losses, costs and expenses exceeds Buyer’s Threshold Limitation, in which case Buyer shall then be entitled to indemnification of such amount that is in excess of Buyer’s Threshold Limitation.

9.4

Indemnification by Buyer.

(a)   Subject to the provisions of Section 9.4(b) below and Section 10.2 below, Buyer shall indemnify and hold harmless Seller and any officer, director, agent, employee and affiliate thereof with respect to any and all demands, claims, actions, suits, proceedings, assessments, judgments, costs, losses, damages, liabilities and expenses (including reasonable attorneys' fees)  relating to or arising out of:

(i)  Any breach or non-performance by Buyer of any of its representations, warranties, covenants or agreements set forth in this Agreement or any other Document; or

(ii)    The ownership or operation of the Station after the Closing Date; or

(iii)  All other liabilities or obligations of Buyer pursuant to the terms of this Agreement, including, without limitation, the Assumed Obligations.

 (b)    Except for any amounts owed by Buyer to Seller under Section 2.7, if Closing occurs, Buyer shall not be obligated until the amount of such claims, liabilities, damages, losses, costs and expenses exceeds Seller’s Threshold Limitation, in which case Seller shall then be entitled to indemnification of such amount that is in excess of Seller’s Threshold Limitation.

9.5

Indemnification Procedures.  In the event that an Indemnified Party may be entitled to indemnification hereunder with respect to any asserted claim of, or obligation or liability to, any third party, such party shall notify the Indemnifying Party thereof, describing the matters involved in reasonable detail, and the Indemnifying Party shall be entitled to assume the defense thereof upon written notice to the Indemnified Party with counsel reasonably satisfactory to the Indemnified Party; provided, that once the defense thereof is assumed by the Indemnifying Party, the Indemnifying Party shall keep the Indemnified Party advised of all developments in the defense thereof and any related litigation, and the Indemnified Party shall be entitled at all times to participate in the defense thereof at its own expense. If the Indemnifying Party fails to notify the Indemnified Party of its election to defend, or contests its obligation to indemnify under this Article IX, the Indemnified Party may pay, compromise, or defend such a claim without prejudice to any right it may have hereunder.

ARTICLE X

TERMINATION; LIQUIDATED DAMAGES

10.1

Termination. If Closing shall not have previously occurred, this Agreement shall terminate upon the earliest of:

(a)

the giving of written notice from Seller to Buyer, or from Buyer to Seller, if:

(i)  Seller gives such termination notice and is not at such time in material default hereunder, or Buyer gives such termination notice and Buyer is not at such time in material default hereunder; and

(ii)  Either:

(A)  Any of the representations or warranties contained herein of Buyer (if such termination notice is given by Seller), or of Seller (if such termination notice is given by Buyer), are inaccurate in any material respect and materially adverse to the party giving such termination notice unless the inaccuracy has been induced by or is the result of actions or omissions of the party giving such termination notice; or

(B)  Any material obligation to be performed by Buyer (if such termination notice is given by Seller) or by Seller (if such termination notice is given by Buyer) is not timely performed in any material respect unless the lack of timely performance has been induced by or is the result of actions or omissions of the party giving such termination notice; or

(C) Any condition (other than those referred to in Section 10.1(a)(ii)(A) or Section 10.1(a)(ii)(B) to the obligation to close the transaction contemplated herein of the party giving such termination notice has not been timely satisfied, and

(iii)   any such inaccuracy, failure to perform or non-satisfaction of a material condition neither has been cured nor satisfied within twenty (20) days after written notice thereof from the party giving such termination notice nor waived in writing by the party giving such termination notice; provided however that such opportunity to cure shall not apply to the failure of a party to perform its obligations set forth in Article VIII herein.

 (b)

Written notice from Seller to Buyer, or from Buyer to Seller, at any time after twelve (12) months from the date this Agreement is executed; provided that termination shall not occur upon the giving of such termination notice by Seller if Seller is at such time in material default hereunder or upon the giving of such termination notice by Buyer if Buyer is at such time in material default hereunder.

(c)

Written notice from Seller to Buyer, or from Buyer to Seller, at any time following a determination by the FCC that the application for consent to assignment of the FCC Licenses has been designated for hearing; provided that the party which is the subject of the hearing (or whose alleged actions or omissions resulted in the designation for hearing) may not elect to terminate under this Section 10.1(c).

(d)

The written election by Buyer under Section 5.10.

10.2

Obligations Upon Termination.

(a)

In the event this Agreement is terminated pursuant to Section 10.1(a)(ii)(A) or Section 10.1(a)(ii)(B), the aggregate liability of Buyer for breach hereunder shall be limited as provided in Section 10.2(c) below, and the aggregate liability for Seller for breach hereunder shall be limited as provided in Section 10.2(d).  In the event this Agreement is terminated for any other reason, neither party shall have any liability hereunder.

(b)

Upon termination of this Agreement, Buyer shall be entitled to the return of the Earnest Money (i) if such termination is effected by Buyer’s giving of valid written notice to Seller pursuant to Section 10.1(a), Section 10.1(b), Section 10.1(c) or Section 10.1(d), or (ii) if such termination is effected by Seller’s giving of valid written notice to Buyer pursuant to Section 10.1(a)(ii)(C), Section 10.1(b), or Section 10.1(c).

(c)

If this Agreement is terminated by Seller’s giving of valid written notice to Buyer pursuant to Section 10.1(a)(ii)(A) or Section 10.1(a)(ii)(B), Buyer agrees that Seller shall be entitled to keep, as liquidated damages and not as a penalty, the Earnest Money (“Liquidated Damages Amount”). THE DELIVERY OF THE LIQUIDATED DAMAGES AMOUNT TO SELLER SHALL BE CONSIDERED LIQUIDATED DAMAGES AND NOT A PENALTY, AND SHALL BE THE RECIPIENT’S SOLE REMEDY AT LAW OR IN EQUITY FOR A BREACH HEREUNDER IF CLOSING DOES NOT OCCUR. BUYER AND SELLER EACH ACKNOWLEDGE AND AGREE THAT THIS LIQUIDATED DAMAGE AMOUNT IS REASONABLE IN LIGHT OF THE ANTICIPATED HARM WHICH WILL BE CAUSED BY A BREACH OF THIS AGREEMENT, THE DIFFICULTY OF PROOF OF LOSS, THE INCONVENIENCE AND NON-FEASIBILITY OF OTHERWISE OBTAINING AN ADEQUATE REMEDY, AND THE VALUE OF THE TRANSACTION TO BE CONSUMMATED HEREUNDER. If Seller is entitled to the Liquidated Damages, Buyer shall cooperate with Seller in taking such action as is required under the Escrow Agreement in order to effect such payment.

(d)

Notwithstanding any provision of this Agreement to the contrary, if the Agreement is terminated by Buyer’s giving of written notice to Seller pursuant to Section 10.1(a)(ii)(A) or 10.1(a)(ii)(B), Buyer shall not be entitled to monetary damages or indemnification from Seller, but shall be entitled to seek specific performance.

ARTICLE XI

CASUALTY

Upon the occurrence of any casualty loss, damage or destruction material to the operation of the Station or the Sale Assets prior to the Closing, Seller shall promptly give Buyer written notice setting forth in detail the extent of such loss, damage or destruction and the cause thereof if known. Seller shall use its reasonable efforts to promptly commence and thereafter to diligently proceed to repair or replace any such lost, damaged or destroyed property. In the event that such repair or replacement is not fully completed prior to the Closing Date, Seller shall assign to Buyer the portion of the insurance proceeds (less all reasonable costs and expenses, including without limitation attorney's fees, expenses and court costs incurred by Seller to collect such amounts), if any, not previously expended by Seller to repair or replace the damaged or destroyed property and Buyer shall accept the damaged Sale Assets in their damaged condition, provided that Seller has satisfied its insurance obligations in Section 5.1(a) hereof.

ARTICLE XII

CONTROL OF STATION

Between the date of this Agreement and the Closing Date, Buyer shall not control, manage or supervise the operation of the Station or conduct of its business, all of which shall remain the sole responsibility and under the control of Seller, subject to Seller's compliance with this Agreement.

ARTICLE XIII

1031 EXCHANGE

Buyer agrees to cooperate with Seller as reasonably requested by Seller to assist Seller in consummating a tax deferred exchange under Section 1031 of the Internal Revenue Code of 1986, and the comparable provisions of applicable state law, provided Buyer shall incur no additional liabilities, expenses or costs as a result of or connected with such exchange.

ARTICLE XIV

MISCELLANEOUS

14.1

Further Actions.  From time to time before, at and after the Closing, each party, at its expense and without further consideration, will execute and deliver such documents to the other party as the other party may reasonably request in order more effectively to consummate the transactions contemplated hereby.

14.2

Access After the Closing Date.  After the Closing and for a period of twelve (12) months, Buyer shall provide Seller, Seller's counsel, accountants and other representatives with reasonable access during normal business hours to the books, records, property, personnel, contracts, commitments and documents of the Station pertaining to transactions occurring prior to the Closing Date, that are the responsibility and obligation of the Seller, when requested by Seller, and Buyer shall retain such books and records for the normal document retention period of Buyer. At the request and expense of Seller, Buyer shall deliver copies of any such books and records to Seller.

14.3

Payment of Expenses.

(a)

Any fees assessed by the FCC in connection with the filings contemplated by Section 5.2 or consummation of the transactions contemplated hereby shall be shared equally between Seller and Buyer.

(b)

All state or local sales or use, stamp or transfer, grant and other similar taxes payable in connection with consummation of the transactions contemplated hereby shall be shared equally between Seller and Buyer.

(c)

Except as otherwise expressly provided in this Agreement, each of the parties shall bear its own expenses, including the fees of any attorneys and accountants engaged by such party, in connection with this Agreement and the consummation of the transactions contemplated herein.

14.4

Notices. All notices, demands or other communications given hereunder shall be in writing and shall be sufficiently given if delivered by courier or sent by registered or certified mail, first class, postage prepaid, or by telex, cable, telegram, facsimile machine or similar written means of communication, addressed as follows:

(a)

If to Seller, to:

Caron Broadcasting, Inc.

4880 Santa Rosa Road

Camarillo, California  93012

Attention:

Jonathan L. Block

Vice President and Secretary

Telephone:  (805) 987-0400 ext. 1106

Facsimile No.:  (805) 384-4505

(c)

If to Buyer, to:

Chesapeake-Portsmouth Broadcasting Company

2202 Jolliff Road

Chesapeake, Virginia  23321

Attention: Henry W. Hoot

Telephone:

Facsimile No.:

or such other address with respect to any party hereto as such party may from time to time notify (as provided above) to the other party hereto. Any such notice, demand or communication shall be deemed to have been given (i) if so mailed, as of the close of the third (3rd) business day following the date mailed, and (ii) if personally delivered or otherwise sent as provided above, on the date received.

14.5   Entire Agreement.   This Agreement, the Schedules and Exhibits hereto, and the other Documents constitute the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersede any prior negotiations, agreements, understandings or arrangements between the parties with respect to the subject matter hereof.

14.6   Binding Effect; Benefits.   Except as otherwise provided herein, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors or assigns. Except to the extent specified herein, nothing in this Agreement, express or implied, shall confer on any Person other than the parties hereto and their respective successors or assigns any rights, remedies, obligations or liabilities under or by reason of this Agreement.

14.7

Assignment.  This Agreement and any rights hereunder shall not be assignable by either party hereto without the prior written consent of the other party, which consent shall not be unreasonably withheld, conditioned or delayed.

14.8

Governing Law.  This Agreement shall in all respects be governed by and construed in accordance with the laws of the State of Florida, including all matters of construction, validity and performance.

14.9

Bulk Sales.  Buyer hereby waives compliance by Seller with the provisions of the Bulk Sales Act and similar laws of any state or jurisdiction, if applicable. Seller shall, in accordance with Article IX, indemnify and hold Buyer harmless from and against any and all claims made against Buyer by reason of such non-compliance.

14.10

Amendments and Waivers.   No term or provision of this Agreement may be amended, waived, discharged or terminated orally but only by an instrument in writing signed by the party against whom the enforcement of such amendment, waiver, discharge or termination is sought. Any waiver shall be effective only in accordance with its express terms and conditions.

14.11

Severability.  If any provision of this Agreement, or the application thereof to any Person or entity or any circumstance, is invalid or unenforceable in any jurisdiction, (i) a suitable and equitable provision shall be substituted therefore in order to carry out, so far as may be valid and enforceable, the extent and purpose of such invalid and unenforceable provision, and (ii) the remainder of this Agreement and the application of such provision to other Persons, entities or circumstances shall not be affected by such invalidity or unenforceability, nor shall such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.

14.12

Headings.  Except as provided in Article I, the captions in this Agreement are for convenience of reference only and shall not define or limit any of the terms or provisions hereof.

14.13

Counterparts.  This Agreement may be executed in any number of counterparts, and by either party on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.  Fax signatures shall be deemed the same as original signatures.  This Agreement is not binding until executed by both parties hereto.

14.14

References.  All references in this Agreement to Articles and Sections are to Articles and Sections contained in this Agreement unless a different document is expressly specified.

14.15

Schedules and Exhibits.  Unless otherwise specified herein, each Schedule and Exhibit referred to in this Agreement is attached hereto, and each such Schedule and Exhibit is hereby incorporated by reference and made a part hereof as if fully set forth herein.

14.16

Attorneys’ Fees.   If any action at law or equity is brought, whether in a judicial proceeding or arbitration, to enforce or interpret any provision of this Agreement, the prevailing party shall be entitled to recover reasonable attorneys’ fees and expenses from the other party, which fees and expenses shall be in addition to any other relief, which may be awarded.

14.17

Knowledge.  All references to the knowledge or awareness of Seller or Buyer shall refer to the Seller’s or Buyer’s respective actual knowledge, assuming a reasonable degree of investigation by such party.

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first written.

"SELLER” Caron Broadcasting, Inc. By: /s/ JONATHAN L. BLOCK Jonathan L. Block Vice President and Secretary	"BUYER " Chesapeake-Portsmouth Broadcasting Corporation By: /s/ NANCY A. EPPERSON Nancy A. Epperson

LIST OF SCHEDULES

Schedule 2.3

List of liabilities assumed by Buyer

Schedule 2.6

Agreed allocation of purchase price

Schedule 3.4

Consents

Schedule 3.6

List of Tangible Personal Property

Schedule 3.7

Description of Real Property

Schedule 3.8

List of FCC licenses, permits & authorizations

Schedule 3.9

List of Station Agreements

Schedule 3.11

Labor Matters

Schedule 3.14

Environmental Conditions

Schedule 3.18

Brokers or finders’ fees

These Schedules are not intended to constitute, and shall not be construed as constituting, any representation or warranty of Seller except as and to the extent expressly provided in the Agreement.  The fact that any item of information is contained herein shall not, in and of itself, be construed to mean that such information is required to be disclosed in or by the Agreement or that such item of information is “material” as such term is used in the Agreement.

Sellers has not undertaken to describe the contents of documents referred to in these Schedules.  Instead, references to such documents are qualified in their entirety by the text of such documents.  Furthermore, the reference to any document is deemed to include any and all exhibits, schedules, annexes and other attachments to such document.

Any matter disclosed in one Schedule hereof in such a way as to make its relevance to information called for by another Schedule readily apparent shall be deemed to be disclosed in such other Schedules, notwithstanding the omission of an appropriate cross-reference.  The headings in these Schedules are for convenience of reference only and shall not be deemed to alter or affect the express description of the sections of these Schedules as set forth in the Agreement.

Exhibit 10.06.04

LOCAL PROGRAMMING AND MARKETING AGREEMENT

This Local Programming and Marketing Agreement (the “Agreement”), dated as of September 14, 2006, is entered into by and between Caron Broadcasting, Inc. (“Owner”), the owner of certain assets relating to radio stations WJGR(AM), FCC Facility ID No. 29736, licensed to Jacksonville, Florida, and WZNZ(AM), FCC Facility ID No. 51976, licensed to Jacksonville Florida (referred to herein individually by their call signs and collectively as the "Stations"), and Chesapeake-Portsmouth Broadcasting Company (the “Programmer”).

WHEREAS, Owner and Programmer have entered into an Asset Purchase Agreement, dated August 18, 2006 (“Purchase Agreement”) whereby Owner will convey and Programmer will purchase certain assets associated with the Stations; and

WHEREAS, the purchase and sale contemplated by the Purchase Agreement is subject to the prior approval and consent of the Federal Communications Commission (“FCC”); and

WHEREAS, in accordance with procedures and policies approved by the FCC, the Programmer desires to avail itself of the Stations' broadcast time for the presentation of a programming service, including the sale of program and advertising time, until such time as (i) the Purchase Agreement shall be fully and finally negotiated; (ii) the FCC shall have consented to the purchase and sale contemplated by the Purchase Agreement; and (iii) such purchase and sale shall have been consummated; and

WHEREAS, in accordance with procedures and policies approved by the FCC, Owner desires to make available to Programmer the Stations' broadcast time for the presentation of a programming service, including the sale of program and advertising time, until such time as (i) the Purchase Agreement shall be fully and finally negotiated; (ii) the FCC shall have consented to the purchase and sale contemplated by the Purchase Agreement; and (iii) such purchase and sale shall have been consummated,

NOW, THEREFORE, for and in consideration of the mutual covenants herein contained, the parties hereto have agreed and do agree as follows:

1.

Purchase of Air Time and Broadcast of the Programming.  Owner agrees to make the broadcasting transmission facilities of the Stations available to the Programmer and to broadcast on the Stations, or cause to be broadcast, the Programmer’s programs for up to 24 hours a day, seven days a week (the “Programming”), except for (i) the broadcast of Owner’s public service programming as provided in Section 10.1 of this Agreement (“Owner’s Programming”); (ii) downtime occasioned by routine maintenance performed between the hour of 12:00 midnight and 6:00 a.m.; (iii) times when Programmer’s programs are not accepted or are preempted by Licensees in accordance with Sections 10.1 or 12 of this Agreement or because such Programming does not satisfy the standards of Section 7 of this agreement; and (iv) Force Majeure Events (collectively the “LMA Hours”).  For purposes of this agreement, Force Majeure Events shall mean any failure or impairment of facilities or any delay or interruption in broadcasting the Programming not directly or indirectly the fault of Owner or its employees or agents, or failure at any time to furnish the facilities, in whole or in part, for broadcasting, due to acts of God, strikes or threats thereof, force majeure or any other causes beyond the control of Owner.  Interruption of service as a consequent of one or more Force Majeure Events shall not constitute a breach of this Agreement.  Except for the current studio facilities of the Stations, all assets of the Stations including, without limitation, the transmitting equipment of Owner relating to the Stations and any equipment owned by Owner not currently in service shall be made available to the Programmer for its use during the term of this Agreement.

2.

Consideration.  The terms, conditions and schedule of payment (“Consideration”) to Owner for the broadcasting of the Programming during the term of this Agreement shall be as set forth in Schedule 2.

3.

Term. This Agreement shall commence October 1, 2006 (the “Commencement Date”).  Unless earlier terminated as provided by this Agreement, or unless renewed and/or extended pursuant to Section 3.2 and/or Section 3.3 of this Agreement, the term of this Agreement shall end upon the earliest to occur of: (i) written notice from one party to the other, provided the parties shall not have first executed the Purchase Agreement; (ii) the termination of the Purchase Agreement; (iii) the Closing Date, as defined in the Purchase Agreement; (iv) termination pursuant to Section 17, Section 18 or Section 19, herein; or (v) two years after the Commencement Date by either party (not then in default) upon 45 days prior notice if the Purchase Agreement has not yet been consummated.  In the event that either party receives formal or informal notice from the FCC that this Agreement or any of its terms are contrary to the public interest or violative of any FCC statute, regulation, rule or policy, the parties shall negotiate in good faith to resolve such objection and preserve the fundamental nature of this Agreement; if and to the extent the substance of this Agreement cannot be maintained by the application of Section 30 of this Agreement and/or such negotiations, either party shall have the right to terminate this Agreement immediately by written notice to the other party.

4.

The Programming.  The Programmer may furnish programming to Owner for not less than the minimum operating schedule required by Section 73.1740 of the FCC regulations and up to all of the LMA Hours.  The nature of the program service to be provided by the Programmer will be determined by Programmer subject to the requirement that programming will at all times serve the public interest and comply with the provisions of Section 10.2 of this Agreement all applicable federal, state and local laws, rules and regulations and Schedule 7 and Sections 7 and 12 hereof. Owner acknowledges that it is familiar with the nature of the Programming to be produced by the Programmer and has determined that the broadcasting of the Programming on the Stations will serve the public interest.  Programmer shall not make any material change in the Programming after the date hereof without the prior consent of Owner, which consent shall not be unreasonably withheld or delayed.

5.

Stations Facilities.

5.1  Operation of Stations.  Throughout the term of this Agreement, Owner shall make the Stations available to the Programmer for operation with its authorized facilities during the LMA Hours.  Except for maintenance work and other improvements to the Stations or the Stations' equipment performed by or at the direction of Programmer, any maintenance work affecting the operation of the Stations at full power shall, to the extent reasonably practicable, be scheduled upon at least 48 hours prior notice with the agreement of the Programmer.

5.2  Interruption of Normal Operations. Except for maintenance work and other improvements to the Stations or the Stations' equipment performed by or at the direction of Programmer, if the Stations suffers loss or damage of any nature to its transmission facilities which results in the interruption of service or the inability of the Stations to operate with its maximum authorized facilities, Owner shall immediately notify the Programmer, and shall undertake such repairs as necessary to restore the fulltime operation of the Stations with its maximum authorized facilities as quickly as reasonably possible.  Except as may be the result of any act or omission of Programmer, if the Stations does not operate with at least eighty percent (80%) of its authorized power, Programmer shall be entitled to a prorated reduction in the Consideration proportionate in amount to the period of time the Stations did not operate with at least eighty percent (80%) of its authorized power.  If the required repairs necessary to return the Stations to operation with its full authorized maximum facilities are not made within thirty (30) days, the Programmer may terminate this Agreement upon 10 days notice to Owner, any other provision of this Agreement notwithstanding.

6.

Handling of Mail.  The Programmer shall provide to Owner the original or a copy of any correspondence which it receives from a member of the public relating to the Programming to enable Owner to comply with FCC rules and policies, including those regarding the maintenance of the public inspection file (which shall at all times remain the responsibility of Owner).

7.

Programming and Operations Standards.  All programs supplied by the Programmer shall be in good taste and shall meet in all material respects all requirements of the Communications Act of 1934 and all applicable rules, regulations and policies of the FCC and the policies of the Stations described in Schedule 7.  All advertising spots and promotional material or announcements shall comply with all applicable federal, state and local regulations and such Stations policies.  If, in the reasonable judgment of Owner or the Stations' General Manager, any portion of the Programming presented by the Programmer does not meet such standards, Owner may reject, suspend or cancel any such portion of the Programming as without reduction or offset in any payment due Owner hereunder.

8.

Responsibility for Employees and Related Expenses.

8.1  Programmer Employees.  The Programmer shall furnish (or cause to be furnished) the personnel and material for the production of the Programming to be provided by this Agreement.  The Programmer shall employ and be responsible for the salaries, taxes, insurance and related costs for all personnel used in the production of Programming (including sales people, traffic personnel and programming staff).  The Programmer shall not pay or reimburse the salaries or other costs associated with any employees of Stations that Owner may be required to employ or may elect to employ on or after the date of commencement of this Agreement.

8.2  Owner Employees.  Owner will provide and have responsibility for the Stations personnel necessary for compliance with the requirements of Owner as set forth by the FCC (which personnel shall be the Stations General Manager, Chief Operator and clerical employee(s)), and will be responsible for the salaries, taxes, insurance and related costs for all such Stations personnel.  The parties acknowledge and agree that the duties of the Stations General Manager and the Chief Operator may be performed by the same person.

8.3  Employee Oversight.  Whenever on the Stations' premises, all personnel shall be subject to the supervision and the direction of the Stations' General Manager and/or the designated Chief Operator.

9.

Advertising and Programming Revenues.

(a)

During the Programming it delivers to the Stations, the Programmer shall have full authority to sell for its own account commercial spot advertising and block programming time on the Stations and to retain all revenues from the sale of such advertising and programming.  The parties agree that the Programmer shall have complete discretion to deal as it deems appropriate with all advertising and programming accounts relating to advertising and programming sold by it; provided, however, the Programmer shall deal with political candidate and supporter advertising as required by law.

(b)

All accounts receivable of Owner and the Stations as of the commencement date of this Agreement shall remain the sole property of Owner and shall be collected by Owner.  Any amounts received by Programmer with respect to Owner’s receivables shall be promptly remitted to Owner.

10.

Operation of the Stations.

10.1  Verification of Owner’s Control and Rights of Owner. Notwithstanding anything to the contrary in this Agreement, Owner shall have full authority and power over the operation of the Stations during the period of this Agreement.  Owner shall provide and pay for its employees, who shall report and be accountable solely to Owner, shall be responsible for the direction of the day-to-day operation of the Stations, and shall maintain the Stations' studio and transmission equipment and facilities, including the tower, antenna, transmitter and transmission line, and Stations' studio transmitter link.   Owner shall retain control over the policies, programming and operations of the Stations, including, without limitation, the right to decide whether to accept or reject any programming or advertisements which Owner deems unsuitable or contrary to the public interest; the right to preempt any programs in order to broadcast a program deemed by Owner to be of greater national, regional, or local interest; and the right to take any other actions necessary for compliance with the laws of the United States, the State of Florida, the rules, regulations, and policies of the FCC (including the prohibition on unauthorized transfers of control), and the rules, regulations and policies of other federal governmental authorities, including the Federal Trade Commission and the Department of Justice. Owner reserves the right to refuse to broadcast any program containing matter which is, or in the reasonable opinion of Owner may be, violative of any right of any third party or which may constitute a “personal attack” (as that term is defined by the FCC).  Owner agrees that Owner’s Programming shall be aired at such times as the parties may agree based on the reasonable programming needs of the Programmer.  With respect to the operation of the Stations, Owner shall at all times be ultimately responsible for meeting all of the FCC’s requirements with respect to the broadcast and nature of any public service programming, for maintaining the political and public inspection files and the Stations log, and for the preparation of all programs/issues lists. Owner expressly acknowledges that its duty to maintain the Stations' public inspection file is non-delegable and that Owner retains sole responsibility for maintenance of such file.  Owner verifies that it shall maintain the ultimate control over the Stations' facilities, including control over the finances with respect to its operation of the Stations, over its personnel operating the Stations, and over the programming to be broadcast by the Stations.

10.2.  Verification by Programmer and Obligations of Programmer. The Programmer will, during the term of this Agreement, provide local news and public affairs programming relevant to the Stations' community to assist Owner in satisfying its obligations to respond to the needs of its community.  Programmer will also forward to Owner within twenty-four (24) hours of receipt by Programmer, any letter from a member of the general public addressing Stations programming or documentation which comes into its custody which is required to be included in the Stations' public file or which is reasonably requested by Owner.  The Programmer shall furnish within the Programming on behalf of Owner all station identification announcements required by the FCC rules, shall promptly provide to Owner all records and information pertaining to the broadcast of political programming and advertisements, and shall, upon request by Owner, provide monthly documentation with respect to such of the Programmer’s programs which are responsive to the public needs and interests of the area served by the Stations in order to assist Owner in the preparation of any required programming reports, and will provide upon request other information to enable Owner to prepare other records, reports and logs required by the FCC or other local, state or federal governmental agencies.  Programmer certifies that this Agreement and Programmer’s rights and responsibilities hereunder comply with the requirements of Section 73.3555(a) of the FCC rules.

11.

Stations' Call Letters and Promotion.

(a)  The Programmer shall submit to Owner any promotional material which will identify the Stations by call letters or frequency for approval by Owner at least two (2) days prior to use of such promotional material by the Programmer.  Owner shall have the right to approve or reject such promotional material, such approval to not be unreasonably withheld or delayed.  At no time shall Programmer or its employees or agents represent, hold out, describe or portray Programmer as the Licensee of the Stations.

(b)   Owner hereby grants Programmer the right to change the call letters of the Stations during the term hereof to any call letters Programmer deems appropriate, and Owner agrees to reasonably cooperate with Programmer to effectuate such a change; provided that all fees and costs incident to changing the call letters shall be paid by Programmer.

12.

Special Events.  Owner shall have the right, in its reasonable discretion, to preempt any of the broadcasts of the Programming referred to herein, and to use part or all of the hours of operation of the Stations for the broadcast of events of special importance.  In all such cases, Owner will use its best efforts to give the Programmer reasonable advance notice of its intention to preempt any regularly scheduled programming, and, in the event of such preemption, the Programmer shall receive a payment credit for any programming which would have been supplied by it during the time of such broadcasts by Owner.

13.

Right to Use the Programming.  The right to use the Programming produced by the Programmer and to authorize its use in any manner and in any media whatsoever shall be at all times be vested solely in the Programmer except as authorized by this Agreement.  Programmer shall ensure that all necessary licensing is obtained of rights necessary for it to broadcast the Programming, and shall indemnify Owner with respect to any claim, cost or expense to the contrary.

14.

Payola.  The Programmer will provide to Owner in advance of broadcast any information known to the Programmer regarding any money or other consideration which has been paid or accepted, or has been promised to be paid or to be accepted, for the inclusion of any matter as a part of any programming or commercial material to be supplied to Owner by the Programmer for broadcast on the Stations, unless the party making or accepting such payment is identified in the program as having paid for or furnished such consideration in accordance with FCC requirements. Should the Stations determine that an announcement is required by Section 317 of the Communications Act of 1934 and related FCC rules, the Programmer will insert that announcement in the Programming. The Programmer will obtain from its employees responsible for the Programming appropriate anti-payola/plugola affidavits.  Commercial matters with obvious sponsorship identification will not require disclosure beyond the sponsorship identification contained in the commercial copy. The Programmer will at all times comply, and seek to have its employees comply, in all material respects with the requirements of Sections 317 and 507 of the Communications Act of 1934, as amended, and the related rules and regulations of the FCC.

15.

Compliance with Law.  The Programmer will comply in all material respects with all laws and regulations applicable to the broadcast of programming by the Stations.

16.

Indemnification Rights of Owner.

(a)

The Programmer will indemnify and hold Owner, its beneficiaries, its officers, directors, stockholders, partners and employees harmless from and against all claims, charges, loss, damage, fees and expense (including reasonable attorneys’ fees and expenses) caused by (a) any breach of Programmer’s representations or warranties hereunder, (b) the conduct or negligence of Programmer, its employees or agents, and (c) all liability for libel, slander, illegal competition or trade practice, violation of rights of privacy, and infringement of copyrights or other proprietary rights and violations of the Communications Act of 1934 or FCC rules resulting from the broadcast of Programming furnished by the Programmer.  Such indemnification shall survive the termination of this Agreement.  Programmer will maintain in full force and effect throughout the term of this Agreement, with responsible and reputable insurance companies, liability insurance and such other insurance as may be required by law with respect to the broadcast of the Programming, and the employment of its personnel.  No investigation by Owner shall be deemed a waiver or limitation of any of Owner’s rights to indemnification.

(b)

In the event that Owner may be entitled to indemnification hereunder with respect to any asserted claim of, or obligation or liability to, any third party, Owner shall so notify Programmer, describing the matters involved in reasonable detail, and Programmer shall be entitled to assume the defense thereof upon written notice to Owner with counsel reasonably satisfactory to the Owner; provided, that once the defense thereof is assumed by Programmer, Programmer shall keep Owner advised of all developments in the defense thereof and any related litigation, and Owner shall be entitled at all times to participate in the defense thereof at its own expense.  If Programmer fails to notify Owner of its election to defend or contest its obligation to indemnify under this paragraph, Owner may pay, compromise, or defend such a claim without prejudice to any right it may have hereunder.

17.

Events of Default; Cure Periods and Remedies.

17.1

  Events of Default.  The following shall constitute Events of Default under this Agreement:

17.1.1. Non-Payment.  The Programmer’s failure to pay any Consideration then due within ten (10) days after written notice.

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

17.1.3  Breach of Representation.  If any material representation or warranty made by either party to this Agreement, or in any certificate or document furnished by either party to the other pursuant to the provisions of this Agreement, shall prove to have been false or misleading in any material respect as of the time made or furnished, and such misrepresentation or breach of warranty is not cured within thirty (30) days after receipt of notice of misrepresentation or breach.

17.2   Termination Upon Default.  Upon the occurrence of an Event of Default, the nondefaulting party may terminate this Agreement, provided that it is not also in material default under this Agreement. If the Programmer has defaulted in the performance of its obligations, all amounts accrued or payable to Owner up to the date of termination which have not been paid, less payments made on behalf of Owner by the Programmer and any payment credits outstanding in favor of the Programmer, shall immediately become due and payable, and Owner shall be under no further obligation to make available to the Programmer any broadcast time or broadcast transmission facilities, provided that Owner agrees to cooperate reasonably with the Programmer to discharge any remaining obligations of the Programmer in the form of air time following the effective date of termination, provided Owner shall be entitled to retain any revenues derived therefrom based upon the principle that any revenues generated from broadcasts occurring prior to the termination shall be for the benefit of Programmer and any revenues generated from broadcasts occurring after the termination shall be for the benefit of Owner.

17.3.   Liabilities Upon Termination.  The Programmer shall be responsible for all of its liabilities, debts and obligations accrued from the purchase of broadcast time and transmission facilities of the Stations, including, without limitation, indemnification pursuant to Section 16 hereof, accounts payable, barter agreements and unaired advertisements, but not for Owner’s federal, state, and local tax liabilities associated with Programmer’s payments to Owner as provided for herein, or for any other obligations or liabilities of Owner or the Stations unless specifically assumed by the Programmer under this Agreement. Upon termination, the Programmer shall return to Owner any equipment or property of the Stations used by the Programmer, its employees or agents, in substantially the same condition as such equipment existed on the date of this Agreement, ordinary wear and tear excepted, provided that the Programmer shall have no liability to Owner for any property of Owner which through ordinary use became obsolete or unusable, and any equipment purchased by the Programmer, whether or not in replacement of any obsolete or unusable equipment of Owner, shall remain the property of the Programmer.  In no event shall Owner be liable to Programmer for any indirect, consequential or special damages occasioned by operational deficiencies; Programmer’s sole remedy in such event, including termination, is for equitable reduction in the monthly fee paid hereunder.

18.

Programmer’s Option to Terminate.  The Programmer shall have the right, at its option, to terminate this Agreement at any time if Owner preempts or substitutes other programming for that supplied by the Programmer during ten percent or more of the total hours of operation of the Stations in any seven consecutive days. The Programmer shall give Owner ten (10) days written notice of such termination.  The Programmer shall further have the right, at its option, to terminate this Agreement on thirty (30) days written notice if Programmer reasonably determines, upon advice of counsel, that it is unlikely that a closing pursuant to the Purchase Agreement will occur as a consequence of the failure of the FCC to approve the application for assignment of  the license of the Stations to Programmer within the time frame for Closing as set forth in the Purchase Agreement for any reason other than Programmer’s failure to provide information requested by the FCC.

19.

Termination Upon Order of Judicial or Governmental Authority.  If any court of competent jurisdiction or any federal, state or local governmental authority designates a hearing with respect to the continuation or renewal of any license or authorization held by Owner for the operation of the Stations, advises any party to this Agreement of its intention to investigate or to issue a challenge to or a complaint concerning the activities permitted by this Agreement, or orders the termination of this Agreement and/or the curtailment in any manner material to the relationship between the parties to this Agreement of the provision of programming by the Programmer, each party shall have the option to seek administrative or judicial appeal of or relief from such order(s) (in which event the other party shall cooperate with the party seeking relief from such order; the party seeking such relief shall be responsible for all expenses and legal fees incurred in such proceedings).  Upon termination, Owner shall reasonably cooperate with the Programmer to the extent permitted to enable the Programmer to fulfill advertising or other programming contracts then outstanding, provided Owner shall be entitled to retain any revenues derived therefrom based upon the principle that any revenues generated from broadcasts occurring prior to the termination shall be for the benefit of Programmer and any revenues generated from broadcasts occurring after the termination shall be for the benefit of Owner.

20.

Representations and Warranties.

20.1    Mutual Representations and Warranties.  Each of Owner and the Programmer represents to the other that (a) it is an entity legally qualified and in good standing in all applicable jurisdictions and is qualified to do business and is in good standing in the State of Florida, (b) it is fully qualified, empowered, and able to enter into this Agreement, (c) this Agreement has been approved by all necessary parties or corporate action and that this Agreement constitutes the valid and binding obligation of such party, enforceable in accordance with the terms of this Agreement subject only to applicable bankruptcy, reorganization, insolvency or similar laws affecting creditors' rights generally; and (d) the execution, delivery and performance hereof does not constitute a breach or violation of any agreement, contract or other obligation to which such party is subject or by which it is bound.

20.2.   Representations, Warranties and Covenants of Owner. Owner makes the following additional representations, warranties and covenants:

20.2.1. Authorizations.  Owner owns and holds all licenses and other permits and authorizations (“FCC Licenses”) necessary for the operation of the Stations as presently conducted (including licenses, permits and authorizations issued by the FCC), and such licenses, permits and authorizations will be maintained in full force and effect for the term of this Agreement, unimpaired by any acts or omissions of Owner, its principals, employees or agents.  The Stations operates at full authorized power in accordance in all material respects with the terms and conditions of the FCC Licenses and in accordance with the rules and regulations of the FCC.  Except as may otherwise be set forth in this Agreement, there is not now pending or, to Owner’s best knowledge, threatened, any action by the FCC or other party to revoke, cancel, suspend, refuse to renew or modify adversely any of such licenses, permits or authorizations, and, to Owner’s best knowledge, no event has occurred that allows or, after notice or lapse of time or both, would allow, the revocation or termination of such licenses, permits or authorizations or the imposition of any restriction thereon of such a nature that may limit the operation of the Stations as presently conducted, except for proceedings affecting the radio broadcasting industry generally. Owner has no reason to believe that any such license, permit or authorization will not be renewed during the term of this Agreement in its ordinary course. To the best of Owner’s knowledge, Owner is not in violation of any statute, ordinance, rule, regulation, order or decree of any federal, state, local or foreign governmental agency, court or authority having jurisdiction over it or over any part of its operations or assets, which default or violation would have a material adverse effect on Owner or its assets or on its ability to perform this Agreement.

20.2.2.  Filings.  To the extent that a failure to make such a filing would have a material adverse effect on the Programmer and its rights hereunder, all material reports and applications required of Owner to be filed with the FCC (including ownership reports and renewal applications) or any other governmental agency, department or body in respect of the Stations have been, and in the future will be, filed in a timely manner and are and will be true and complete and accurately present the information contained therein.  All such reports and documents, to the extent required to be kept in the public inspection files of the Stations, are and will be kept in such files.

20.2.3.  Facilities.  To the extent a failure to comply would have a material adverse effect on Programmer and its rights hereunder, the Stations' studio and transmission equipment and facilities comply, in all material respects, with the facilities authorized by the FCC Licenses and with engineering standards necessary to deliver a quality technical signal to the area served by the Stations, and with all applicable laws and regulations (including the requirements of the Communications Act and the rules, regulations, policies and procedures of the FCC promulgated thereunder).

20.2.4.  Title to Properties.  Owner has, and throughout the term of this Agreement will maintain, good and marketable title to all of the assets and properties used in the operation of the Stations.

20.2.5.  Payment of Obligations.  Owner shall pay in a timely fashion all of its debts, assessments and obligations, including without limitation tax liabilities and payments attributable to the operations of the Stations, as they come due from and after the effective date of this Agreement.

20.2.6.  Insurance.  Owner will maintain in full force and effect throughout the term of this Agreement insurance with responsible and reputable insurance companies fire and extended coverage and liability insurance and such other insurance as may be required by law. Except as otherwise permitted by the Purchase Agreement, any insurance proceeds received by Owner in respect of damaged property will be used to repair or replace such property so that the operations of the Stations conform with this Agreement.

21.

Modification and Waiver.  No modification or waiver of any provision of this Agreement shall be effective unless made in writing and signed by the party adversely affected, and any such waiver and consent shall be effective only in the specific instance and for the purpose for which such consent was given.

22.

No Waiver: Remedies Cumulative.  No failure or delay on the part of Owner or the Programmer in exercising any right or power under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the parties to this Agreement are cumulative and are not exclusive of any right or remedies which either may otherwise have.

23.

Construction.  This Agreement shall be construed in accordance with the laws of the State of Florida. The obligations of the parties to this Agreement are subject to all federal, state or local laws or regulations, including those of the FCC, now or hereafter in force.

24.

Headings.  The headings contained in this Agreement are included for convenience only and shall not in any way alter the meaning of any provision.

25.

Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.  Neither party may assign any of its rights or obligations under this Agreement without the prior written consent of the other party, except that either party may assign its rights and obligations hereunder to any entity controlled by or under common control with said party without the prior consent of the other party.

26.

Counterpart Signatures.  This Agreement may be signed in one or more counterparts, each of which shall be deemed a duplicate original and be binding on the parties to this Agreement.

27.

Notices.  Any notice required hereunder shall be in writing and shall be sufficiently given if delivered by overnight delivery service or sent by registered or certified mail, first class postage prepaid, or by telegram, facsimile or similar means of communication, addressed as follows:

If to Owner, to:

c/o Salem Communications Corporation

4880 Santa Rosa Road

Camarillo, CA 93012

Attn: Jonathan L. Block

Telephone: 805-987-0400

Facsimile:805-384-4505

If to the Programmer, to:

Chesapeake-Portsmouth Broadcasting Company

2202 Joliff Road

Chesapeake, VA 23321

Attention: Henry W. Hoot

Telephone:

Facsimile:

28.

Expenses; Attorney's Fees.  In the event any action is filed with respect to this Agreement, the prevailing party shall be reimbursed by the other party for all costs and expenses incurred in connection with the action, including without limitation reasonable attorney's fees.

29.

Entire Agreement.  This Agreement embodies the entire agreement between the parties and there are no other agreements, representations, warranties, or understandings, oral or written, between them with respect to the subject matter hereof.

30.

Severability.  In the event that any of the provisions contained in this Agreement is held to be invalid, illegal or unenforceable shall not affect any other provision hereof, and this Agreement shall be construed as if such invalid, illegal or unenforceable provisions had not been contained herein.

31.

Governing Law.  The construction and performance of this Agreement shall be governed by the laws of the State of Florida without regard to its principles of conflicts of law.

32.

No Partnership or Joint Venture.  This Agreement is not intended to be and shall not be construed as a partnership or joint venture agreement between the parties.  Except as otherwise specifically provided in this Agreement, no party to this Agreement is authorized to act as agent of, or otherwise represent, the other party to this Agreement.

Remainder of page left blank.  Signatures appear on following page.

2

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

“OWNER” CARON BROADCASTING, INC. By: /s/ JONATHAN L. BLOCK Jonathan L. Block Vice President and Secretary	“PROGRAMMER” CHESAPEAKE-PORTSMOUTH BROADCASTING COMPANY By: /s/ NANCY A. EPPERSON Name: Nancy A. Epperson Title:

SIGNATURE PAGE TO

WJGR(AM) AND WZNZ(AM) LMA

3

SCHEDULE 2

FEES

(a)

Programmer shall pay Owner $11,693 per month during the term of this Agreement.

(b)

For and during the Term hereof, Programmer shall reimburse Owner for all normal and customary out-of-pocket costs and expenses associated with or arising out of the operation of the Stations (“Stations Expenses”) including (without limitation) the cost to maintain the station’s transmitter and antennas, premiums for insurance, and the cost and expense of all utilities, telephones and music license fees for the operation of the Stations.  Notwithstanding the preceding sentence, “Stations Expenses” shall not include any cost or expenses associated with (i) employment, including salaries, taxes, insurance and related costs, of the employees identified in Section 8.2 hereof, nor (ii) any inter-company charges, nor (iii) any costs associated with the main studio of Owner.  All Stations Expenses shall be due and payable not later than thirty (30) days after Programmer’s receipt of written itemizations of said expenses.

SCHEDULE 4

PROGRAMMING

Programmer will program WJGR with a news/talk format and WZNZ with a sports/news format, and will provide news and pubic affairs programming which Programmer deems to be in the public interest.

 SCHEDULE 7

The Programmer agrees to cooperate with Owner in the broadcasting of programs in a manner consistent with the standards of Owner, as set forth below:

1.

Election Procedures.  At least 90 days before the start of any primary or regular election campaign, the Programmer will coordinate with Owner’s General Manager the rate the Programmer will charge for time to be sold to candidates for public office and/or their supporters to make certain that the rate charged conforms to all applicable laws and Stations policy. Throughout a campaign, the Programmer will comply with all applicable laws and rules concerning political candidacy broadcasts and will promptly notify Owner’s General Manager of any disputes concerning either the treatment of or rate charged a candidate or supporter.

2.

Required Announcements.  The Programmer shall broadcast (i) an announcement in a form satisfactory to Owner at the beginning of each hour to identify the Stations, (ii) an announcement at the beginning of each program day, and more often, as appropriate, to indicate that program time has been purchased by the Programmer, and (iii) any other announcement that may be required by law, regulation, or Stations policy.

3.

Commercial Recordkeeping.  The Programmer shall maintain such records of the receipt of, and provide such disclosure to Owner of, any consideration, whether in money, goods, services, or otherwise, which is paid or promised to be paid, either directly or indirectly, by any person or company for the presentation of any programming over the Stations as are required by Sections 317 and 507 of the Communications Act and the rules and regulations of the FCC.

4.

No Illegal Announcements.  No announcements or promotion prohibited by federal or state law or regulation of any lottery, game or contest shall be made over the Stations.

5.

Owner Discretion Paramount.  In accordance with Owner’s responsibility under the Communications Act of 1934, as amended, and the rules and regulations of the Federal Communications Commission, Owner reserves the right to reject or terminate any advertising or other programming proposed to be presented or being presented over the Stations which is in conflict with law, regulation, Stations policy or which in the reasonable judgment of Owner or its General Manager would not serve the public interest.

6.

Indecency. Hoaxes.  No programming violative of applicable laws and rules concerning indecency or hoaxes will be broadcast over the Stations.

7.

Controversial Issues.  Any broadcast over the Stations concerning controversial issues of public importance shall comply with the then current FCC rules and policies.

8.

Spot Commercials.  The Programmer will provide, for attachment to the Stations logs, a list of all commercial announcements carried during its Programming.

Owner may waive any of the foregoing regulations in specific instances if, in its reasonable opinion, good broadcasting in the public interest will be served thereby. In any case where questions of policy or interpretation arise, the Programmer shall notify Owner before making any commitments to broadcast any programming affected by such issues.

4

EXHIBIT 10.06.05

LOCAL PROGRAMMING AND MARKETING AGREEMENT

This Local Programming and Marketing Agreement (the “Agreement”), dated as of September 14, 2006, is entered into by and between Caron Broadcasting, Inc. (“Owner”), the owner of certain assets relating to radio station WZAZ(AM), FCC Facility ID No. 68761, licensed to Jacksonville, Florida (the “Station”), and Chesapeake-Portsmouth Broadcasting Company (the “Programmer”).

WHEREAS, Owner and Programmer intend to enter into an Asset Purchase Agreement (“Purchase Agreement”), coterminous with the execution of this Agreement whereby Owner will convey and Programmer will purchase certain assets associated with the Station; and

WHEREAS, the purchase and sale contemplated by the Purchase Agreement is subject to the prior approval and consent of the Federal Communications Commission (“FCC”); and

WHEREAS, in accordance with procedures and policies approved by the FCC, the Programmer desires to avail itself of Station's broadcast time for the presentation of a programming service, including the sale of program and advertising time, until such time as (i) the Purchase Agreement shall be fully and finally negotiated; (ii) the FCC shall have consented to the purchase and sale contemplated by the Purchase Agreement; and (iii) such purchase and sale shall have been consummated; and

WHEREAS, in accordance with procedures and policies approved by the FCC, Owner desires to make available to Programmer the Station's broadcast time for the presentation of a programming service, including the sale of program and advertising time, until such time as (i) the Purchase Agreement shall be fully and finally negotiated; (ii) the FCC shall have consented to the purchase and sale contemplated by the Purchase Agreement; and (iii) such purchase and sale shall have been consummated,

NOW, THEREFORE, for and in consideration of the mutual covenants herein contained, the parties hereto have agreed and do agree as follows:

1.

Purchase of Air Time and Broadcast of the Programming.  Owner agrees to make the broadcasting transmission facilities of the Station available to the Programmer and to broadcast on the Station, or cause to be broadcast, the Programmer’s programs for up to 24 hours a day, seven days a week (the “Programming”), except for (i) the broadcast of Owner’s public service programming as provided in Section 10.1 of this Agreement (“Owner’s Programming”); (ii) downtime occasioned by routine maintenance performed between the hour of 12:00 midnight and 6:00 a.m.; (iii) times when Programmer’s programs are not accepted or are preempted by Licensees in accordance with Sections 10.1 or 12 of this Agreement or because such Programming does not satisfy the standards of Section 7 of this agreement; and (iv) Force Majeure Events (collectively the “LMA Hours”).  For purposes of this agreement, Force Majeure Events shall mean any failure or impairment of facilities or any delay or interruption in broadcasting the Programming not directly or indirectly the fault of Owner or its employees or agents, or failure at any time to furnish the facilities, in whole or in part, for broadcasting, due to acts of God, strikes or threats thereof, force majeure or any other causes beyond the control of Owner.  Interruption of service as a consequent of one or more Force Majeure Events shall not constitute a breach of this Agreement.  Except for the current studio facilities of the Station, all assets of the Station including, without limitation, the transmitting equipment of Owner relating to the Station and any equipment owned by Owner not currently in service shall be made available to the Programmer for its use during the term of this Agreement.

2.

Consideration.  The terms, conditions and schedule of payment (“Consideration”) to Owner for the broadcasting of the Programming during the term of this Agreement shall be as set forth in Schedule 2.

3.

Term. This Agreement shall commence October 1, 2006 (the “Commencement Date”).  Unless earlier terminated as provided by this Agreement, or unless renewed and/or extended pursuant to Section 3.2 and/or Section 3.3 of this Agreement, the term of this Agreement shall end upon the earliest to occur of: (i) written notice from one party to the other, provided the parties shall not have first executed the Purchase Agreement; (ii) the termination of the Purchase Agreement; (iii) the Closing Date, as defined in the Purchase Agreement; (iv) termination pursuant to Section 17, Section 18 or Section 19, herein; or (v) two years after the Commencement Date by either party (not then in default) upon 45 days prior notice if the Purchase Agreement has not yet been consummated.  In the event that either party receives formal or informal notice from the FCC that this Agreement or any of its terms are contrary to the public interest or violative of any FCC statute, regulation, rule or policy, the parties shall negotiate in good faith to resolve such objection and preserve the fundamental nature of this Agreement; if and to the extent the substance of this Agreement cannot be maintained by the application of Section 30 of this Agreement and/or such negotiations, either party shall have the right to terminate this Agreement immediately by written notice to the other party.

4.

The Programming.  The Programmer may furnish programming to Owner for not less than the minimum operating schedule required by Section 73.1740 of the FCC regulations and up to all of the LMA Hours.  The nature of the program service to be provided by the Programmer will be determined by Programmer subject to the requirement that programming will at all times serve the public interest and comply with the provisions of Section 10.2 of this Agreement all applicable federal, state and local laws, rules and regulations and Schedule 7 and Sections 7 and 12 hereof. Owner acknowledges that it is familiar with the nature of the Programming to be produced by the Programmer and has determined that the broadcasting of the Programming on the Station will serve the public interest.  Programmer shall not make any material change in the Programming after the date hereof without the prior consent of Owner, which consent shall not be unreasonably withheld or delayed.

5.

Station Facilities.

5.1  Operation of Station.  Throughout the term of this Agreement, Owner shall make the Station available to the Programmer for operation with its authorized facilities during the LMA Hours.  Except for maintenance work and other improvements to the Station or the Station’s equipment performed by or at the direction of Programmer, any maintenance work affecting the operation of the Station at full power shall, to the extent reasonably practicable, be scheduled upon at least 48 hours prior notice with the agreement of the Programmer.

5.2  Interruption of Normal Operations. Except for maintenance work and other improvements to the Station or the Station’s equipment performed by or at the direction of Programmer, if the Station suffers loss or damage of any nature to its transmission facilities which results in the interruption of service or the inability of the Station to operate with its maximum authorized facilities, Owner shall immediately notify the Programmer, and shall undertake such repairs as necessary to restore the fulltime operation of the Station with its maximum authorized facilities as quickly as reasonably possible.  Except as may be the result of any act or omission of Programmer, if the Station does not operate with at least eighty percent (80%) of its authorized power, Programmer shall be entitled to a prorated reduction in the Consideration proportionate in amount to the period of time the Station did not operate with at least eighty percent (80%) of its authorized power.  If the required repairs necessary to return the Station to operation with its full authorized maximum facilities are not made within thirty (30) days, the Programmer may terminate this Agreement upon 10 days notice to Owner, any other provision of this Agreement notwithstanding.

6.

Handling of Mail.  The Programmer shall provide to Owner the original or a copy of any correspondence which it receives from a member of the public relating to the Programming to enable Owner to comply with FCC rules and policies, including those regarding the maintenance of the public inspection file (which shall at all times remain the responsibility of Owner).

7.

Programming and Operations Standards.  All programs supplied by the Programmer shall be in good taste and shall meet in all material respects all requirements of the Communications Act of 1934 and all applicable rules, regulations and policies of the FCC and the policies of the Station described in Schedule 7.  All advertising spots and promotional material or announcements shall comply with all applicable federal, state and local regulations and such Station policies.  If, in the reasonable judgment of Owner or the Station's General Manager, any portion of the Programming presented by the Programmer does not meet such standards, Owner may reject, suspend or cancel any such portion of the Programming as without reduction or offset in any payment due Owner hereunder.

8.

Responsibility for Employees and Related Expenses.

8.1  Programmer Employees.  The Programmer shall furnish (or cause to be furnished) the personnel and material for the production of the Programming to be provided by this Agreement.  The Programmer shall employ and be responsible for the salaries, taxes, insurance and related costs for all personnel used in the production of Programming (including sales people, traffic personnel and programming staff).  The Programmer shall not pay or reimburse the salaries or other costs associated with any employees of Station that Owner may be required to employ or may elect to employ on or after the date of commencement of this Agreement.

8.2  Owner Employees.  Owner will provide and have responsibility for the Station personnel necessary for compliance with the requirements of Owner as set forth by the FCC (which personnel shall be the Station General Manager, Chief Operator and clerical employee(s)), and will be responsible for the salaries, taxes, insurance and related costs for all such Station personnel.  The parties acknowledge and agree that the duties of the Station General Manager and the Chief Operator may be performed by the same person.

8.3  Employee Oversight.  Whenever on the Station's premises, all personnel shall be subject to the supervision and the direction of the Station's General Manager and/or the designated Chief Operator.

9.

Advertising and Programming Revenues.

(a)

During the Programming it delivers to the Station, the Programmer shall have full authority to sell for its own account commercial spot advertising and block programming time on the Station and to retain all revenues from the sale of such advertising and programming.  The parties agree that the Programmer shall have complete discretion to deal as it deems appropriate with all advertising and programming accounts relating to advertising and programming sold by it; provided, however, the Programmer shall deal with political candidate and supporter advertising as required by law.

(b)

All accounts receivable of Owner and the Station as of the commencement date of this Agreement shall remain the sole property of Owner and shall be collected by Owner.  Any amounts received by Programmer with respect to Owner’s receivables shall be promptly remitted to Owner.

10.

Operation of the Station.

10.1  Verification of Owner’s Control and Rights of Owner. Notwithstanding anything to the contrary in this Agreement, Owner shall have full authority and power over the operation of the Station during the period of this Agreement.  Owner shall provide and pay for its employees, who shall report and be accountable solely to Owner, shall be responsible for the direction of the day-to-day operation of the Station, and shall maintain the Station's studio and transmission equipment and facilities, including the tower, antenna, transmitter and transmission line, and Station's studio transmitter link.   Owner shall retain control over the policies, programming and operations of the Station, including, without limitation, the right to decide whether to accept or reject any programming or advertisements which Owner deems unsuitable or contrary to the public interest; the right to preempt any programs in order to broadcast a program deemed by Owner to be of greater national, regional, or local interest; and the right to take any other actions necessary for compliance with the laws of the United States, the State of Florida, the rules, regulations, and policies of the FCC (including the prohibition on unauthorized transfers of control), and the rules, regulations and policies of other federal governmental authorities, including the Federal Trade Commission and the Department of Justice. Owner reserves the right to refuse to broadcast any program containing matter which is, or in the reasonable opinion of Owner may be, violative of any right of any third party or which may constitute a “personal attack” (as that term is defined by the FCC).  Owner agrees that Owner’s Programming shall be aired at such times as the parties may agree based on the reasonable programming needs of the Programmer.  With respect to the operation of the Station, Owner shall at all times be ultimately responsible for meeting all of the FCC’s requirements with respect to the broadcast and nature of any public service programming, for maintaining the political and public inspection files and the Station log, and for the preparation of all programs/issues lists. Owner expressly acknowledges that its duty to maintain the Station's public inspection file is non-delegable and that Owner retains sole responsibility for maintenance of such file.  Owner verifies that it shall maintain the ultimate control over the Station’s facilities, including control over the finances with respect to its operation of the Station, over its personnel operating the Station, and over the programming to be broadcast by the Station.

10.2.  Verification by Programmer and Obligations of Programmer. The Programmer will, during the term of this Agreement, provide local news and public affairs programming relevant to the Station's community to assist Owner in satisfying its obligations to respond to the needs of its community.  Programmer will also forward to Owner within twenty-four (24) hours of receipt by Programmer, any letter from a member of the general public addressing Station programming or documentation which comes into its custody which is required to be included in the Station's public file or which is reasonably requested by Owner.  The Programmer shall furnish within the Programming on behalf of Owner all station identification announcements required by the FCC rules, shall promptly provide to Owner all records and information pertaining to the broadcast of political programming and advertisements, and shall, upon request by Owner, provide monthly documentation with respect to such of the Programmer’s programs which are responsive to the public needs and interests of the area served by the Station in order to assist Owner in the preparation of any required programming reports, and will provide upon request other information to enable Owner to prepare other records, reports and logs required by the FCC or other local, state or federal governmental agencies.  Programmer certifies that this Agreement and Programmer’s rights and responsibilities hereunder comply with the requirements of Section 73.3555(a) of the FCC rules.

11.

Station Call Letters and Promotion.

(a)  The Programmer shall submit to Owner any promotional material which will identify the Station by call letters or frequency for approval by Owner at least two (2) days prior to use of such promotional material by the Programmer.  Owner shall have the right to approve or reject such promotional material, such approval to not be unreasonably withheld or delayed.  At no time shall Programmer or its employees or agents represent, hold out, describe or portray Programmer as the Licensee of the Station.

(b)   Owner hereby grants Programmer the right to change the call letters of the Station during the term hereof to any call letters Programmer deems appropriate, and Owner agrees to reasonably cooperate with Programmer to effectuate such a change; provided that all fees and costs incident to changing the call letters shall be paid by Programmer.

12.

Special Events.  Owner shall have the right, in its reasonable discretion, to preempt any of the broadcasts of the Programming referred to herein, and to use part or all of the hours of operation of the Station for the broadcast of events of special importance.  In all such cases, Owner will use its best efforts to give the Programmer reasonable advance notice of its intention to preempt any regularly scheduled programming, and, in the event of such preemption, the Programmer shall receive a payment credit for any programming which would have been supplied by it during the time of such broadcasts by Owner.

13.

Right to Use the Programming.  The right to use the Programming produced by the Programmer and to authorize its use in any manner and in any media whatsoever shall be at all times be vested solely in the Programmer except as authorized by this Agreement.  Programmer shall ensure that all necessary licensing is obtained of rights necessary for it to broadcast the Programming, and shall indemnify Owner with respect to any claim, cost or expense to the contrary.

14.

Payola.  The Programmer will provide to Owner in advance of broadcast any information known to the Programmer regarding any money or other consideration which has been paid or accepted, or has been promised to be paid or to be accepted, for the inclusion of any matter as a part of any programming or commercial material to be supplied to Owner by the Programmer for broadcast on the Station, unless the party making or accepting such payment is identified in the program as having paid for or furnished such consideration in accordance with FCC requirements. Should the Station determine that an announcement is required by Section 317 of the Communications Act of 1934 and related FCC rules, the Programmer will insert that announcement in the Programming. The Programmer will obtain from its employees responsible for the Programming appropriate anti-payola/plugola affidavits.  Commercial matters with obvious sponsorship identification will not require disclosure beyond the sponsorship identification contained in the commercial copy. The Programmer will at all times comply, and seek to have its employees comply, in all material respects with the requirements of Sections 317 and 507 of the Communications Act of 1934, as amended, and the related rules and regulations of the FCC.

15.

Compliance with Law.  The Programmer will comply in all material respects with all laws and regulations applicable to the broadcast of programming by the Station.

16.

Indemnification Rights of Owner.

(a)

The Programmer will indemnify and hold Owner, its beneficiaries, its officers, directors, stockholders, partners and employees harmless from and against all claims, charges, loss, damage, fees and expense (including reasonable attorneys’ fees and expenses) caused by (a) any breach of Programmer’s representations or warranties hereunder, (b) the conduct or negligence of Programmer, its employees or agents, and (c) all liability for libel, slander, illegal competition or trade practice, violation of rights of privacy, and infringement of copyrights or other proprietary rights and violations of the Communications Act of 1934 or FCC rules resulting from the broadcast of Programming furnished by the Programmer.  Such indemnification shall survive the termination of this Agreement.  Programmer will maintain in full force and effect throughout the term of this Agreement, with responsible and reputable insurance companies, liability insurance and such other insurance as may be required by law with respect to the broadcast of the Programming, and the employment of its personnel.  No investigation by Owner shall be deemed a waiver or limitation of any of Owner’s rights to indemnification.

(b)

In the event that Owner may be entitled to indemnification hereunder with respect to any asserted claim of, or obligation or liability to, any third party, Owner shall so notify Programmer, describing the matters involved in reasonable detail, and Programmer shall be entitled to assume the defense thereof upon written notice to Owner with counsel reasonably satisfactory to the Owner; provided, that once the defense thereof is assumed by Programmer, Programmer shall keep Owner advised of all developments in the defense thereof and any related litigation, and Owner shall be entitled at all times to participate in the defense thereof at its own expense.  If Programmer fails to notify Owner of its election to defend or contest its obligation to indemnify under this paragraph, Owner may pay, compromise, or defend such a claim without prejudice to any right it may have hereunder.

17.

Events of Default; Cure Periods and Remedies.

17.1

  Events of Default.  The following shall constitute Events of Default under this Agreement:

17.1.1. Non-Payment.  The Programmer’s failure to pay any Consideration then due within ten (10) days after written notice.

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

17.1.3  Breach of Representation.  If any material representation or warranty made by either party to this Agreement, or in any certificate or document furnished by either party to the other pursuant to the provisions of this Agreement, shall prove to have been false or misleading in any material respect as of the time made or furnished, and such misrepresentation or breach of warranty is not cured within thirty (30) days after receipt of notice of misrepresentation or breach.

17.2   Termination Upon Default.  Upon the occurrence of an Event of Default, the nondefaulting party may terminate this Agreement, provided that it is not also in material default under this Agreement. If the Programmer has defaulted in the performance of its obligations, all amounts accrued or payable to Owner up to the date of termination which have not been paid, less payments made on behalf of Owner by the Programmer and any payment credits outstanding in favor of the Programmer, shall immediately become due and payable, and Owner shall be under no further obligation to make available to the Programmer any broadcast time or broadcast transmission facilities, provided that Owner agrees to cooperate reasonably with the Programmer to discharge any remaining obligations of the Programmer in the form of air time following the effective date of termination, provided Owner shall be entitled to retain any revenues derived therefrom based upon the principle that any revenues generated from broadcasts occurring prior to the termination shall be for the benefit of Programmer and any revenues generated from broadcasts occurring after the termination shall be for the benefit of Owner.

17.3.   Liabilities Upon Termination.  The Programmer shall be responsible for all of its liabilities, debts and obligations accrued from the purchase of broadcast time and transmission facilities of the Station, including, without limitation, indemnification pursuant to Section 16 hereof, accounts payable, barter agreements and unaired advertisements, but not for Owner’s federal, state, and local tax liabilities associated with Programmer’s payments to Owner as provided for herein, or for any other obligations or liabilities of Owner or the Station unless specifically assumed by the Programmer under this Agreement. Upon termination, the Programmer shall return to Owner any equipment or property of the Station used by the Programmer, its employees or agents, in substantially the same condition as such equipment existed on the date of this Agreement, ordinary wear and tear excepted, provided that the Programmer shall have no liability to Owner for any property of Owner which through ordinary use became obsolete or unusable, and any equipment purchased by the Programmer, whether or not in replacement of any obsolete or unusable equipment of Owner, shall remain the property of the Programmer.  In no event shall Owner be liable to Programmer for any indirect, consequential or special damages occasioned by operational deficiencies; Programmer’s sole remedy in such event, including termination, is for equitable reduction in the monthly fee paid hereunder.

18.

Programmer’s Option to Terminate.  The Programmer shall have the right, at its option, to terminate this Agreement at any time if Owner preempts or substitutes other programming for that supplied by the Programmer during ten percent or more of the total hours of operation of the Station in any seven consecutive days. The Programmer shall give Owner ten (10) days written notice of such termination.  The Programmer shall further have the right, at its option, to terminate this Agreement on thirty (30) days written notice if Programmer reasonably determines, upon advice of counsel, that it is unlikely that a closing pursuant to the Purchase Agreement will occur as a consequence of the failure of the FCC to approve the application for assignment of  the license of the Station to Programmer within the time frame for Closing as set forth in the Purchase Agreement for any reason other than Programmer’s failure to provide information requested by the FCC.

19.

Termination Upon Order of Judicial or Governmental Authority.  If any court of competent jurisdiction or any federal, state or local governmental authority designates a hearing with respect to the continuation or renewal of any license or authorization held by Owner for the operation of the Station, advises any party to this Agreement of its intention to investigate or to issue a challenge to or a complaint concerning the activities permitted by this Agreement, or orders the termination of this Agreement and/or the curtailment in any manner material to the relationship between the parties to this Agreement of the provision of programming by the Programmer, each party shall have the option to seek administrative or judicial appeal of or relief from such order(s) (in which event the other party shall cooperate with the party seeking relief from such order; the party seeking such relief shall be responsible for all expenses and legal fees incurred in such proceedings).  Upon termination, Owner shall reasonably cooperate with the Programmer to the extent permitted to enable the Programmer to fulfill advertising or other programming contracts then outstanding, provided Owner shall be entitled to retain any revenues derived therefrom based upon the principle that any revenues generated from broadcasts occurring prior to the termination shall be for the benefit of Programmer and any revenues generated from broadcasts occurring after the termination shall be for the benefit of Owner.

20.

Representations and Warranties.

20.1    Mutual Representations and Warranties.  Each of Owner and the Programmer represents to the other that (a) it is an entity legally qualified and in good standing in all applicable jurisdictions and is qualified to do business and is in good standing in the State of Florida, (b) it is fully qualified, empowered, and able to enter into this Agreement, (c) this Agreement has been approved by all necessary parties or corporate action and that this Agreement constitutes the valid and binding obligation of such party, enforceable in accordance with the terms of this Agreement subject only to applicable bankruptcy, reorganization, insolvency or similar laws affecting creditors' rights generally; and (d) the execution, delivery and performance hereof does not constitute a breach or violation of any agreement, contract or other obligation to which such party is subject or by which it is bound.

20.2.   Representations, Warranties and Covenants of Owner. Owner makes the following additional representations, warranties and covenants:

20.2.1. Authorizations.  Owner owns and holds all licenses and other permits and authorizations (“FCC Licenses”) necessary for the operation of the Station as presently conducted (including licenses, permits and authorizations issued by the FCC), and such licenses, permits and authorizations will be maintained in full force and effect for the term of this Agreement, unimpaired by any acts or omissions of Owner, its principals, employees or agents.  The Station operates at full authorized power in accordance in all material respects with the terms and conditions of the FCC Licenses and in accordance with the rules and regulations of the FCC.  Except as may otherwise be set forth in this Agreement, there is not now pending or, to Owner’s best knowledge, threatened, any action by the FCC or other party to revoke, cancel, suspend, refuse to renew or modify adversely any of such licenses, permits or authorizations, and, to Owner’s best knowledge, no event has occurred that allows or, after notice or lapse of time or both, would allow, the revocation or termination of such licenses, permits or authorizations or the imposition of any restriction thereon of such a nature that may limit the operation of the Station as presently conducted, except for proceedings affecting the radio broadcasting industry generally. Owner has no reason to believe that any such license, permit or authorization will not be renewed during the term of this Agreement in its ordinary course. To the best of Owner’s knowledge, Owner is not in violation of any statute, ordinance, rule, regulation, order or decree of any federal, state, local or foreign governmental agency, court or authority having jurisdiction over it or over any part of its operations or assets, which default or violation would have a material adverse effect on Owner or its assets or on its ability to perform this Agreement.

20.2.2.  Filings.  To the extent that a failure to make such a filing would have a material adverse effect on the Programmer and its rights hereunder, all material reports and applications required of Owner to be filed with the FCC (including ownership reports and renewal applications) or any other governmental agency, department or body in respect of the Station have been, and in the future will be, filed in a timely manner and are and will be true and complete and accurately present the information contained therein.  All such reports and documents, to the extent required to be kept in the public inspection files of the Station, are and will be kept in such files.

20.2.3.  Facilities.  To the extent a failure to comply would have a material adverse effect on Programmer and its rights hereunder, the Station's studio and transmission equipment and facilities comply, in all material respects, with the facilities authorized by the FCC Licenses and with engineering standards necessary to deliver a quality technical signal to the area served by the Station, and with all applicable laws and regulations (including the requirements of the Communications Act and the rules, regulations, policies and procedures of the FCC promulgated thereunder).

20.2.4.  Title to Properties.  Owner has, and throughout the term of this Agreement will maintain, good and marketable title to all of the assets and properties used in the operation of the Station.

20.2.5.  Payment of Obligations.  Owner shall pay in a timely fashion all of its debts, assessments and obligations, including without limitation tax liabilities and payments attributable to the operations of the Station, as they come due from and after the effective date of this Agreement.

20.2.6.  Insurance.  Owner will maintain in full force and effect throughout the term of this Agreement insurance with responsible and reputable insurance companies fire and extended coverage and liability insurance and such other insurance as may be required by law. Except as otherwise permitted by the Purchase Agreement, any insurance proceeds received by Owner in respect of damaged property will be used to repair or replace such property so that the operations of the Station conform with this Agreement.

21.

Modification and Waiver.  No modification or waiver of any provision of this Agreement shall be effective unless made in writing and signed by the party adversely affected, and any such waiver and consent shall be effective only in the specific instance and for the purpose for which such consent was given.

22.

No Waiver: Remedies Cumulative.  No failure or delay on the part of Owner or the Programmer in exercising any right or power under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the parties to this Agreement are cumulative and are not exclusive of any right or remedies which either may otherwise have.

23.

Construction.  This Agreement shall be construed in accordance with the laws of the State of Florida. The obligations of the parties to this Agreement are subject to all federal, state or local laws or regulations, including those of the FCC, now or hereafter in force.

24.

Headings.  The headings contained in this Agreement are included for convenience only and shall not in any way alter the meaning of any provision.

25.

Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns.  Neither party may assign any of its rights or obligations under this Agreement without the prior written consent of the other party, except that either party may assign its rights and obligations hereunder to any entity controlled by or under common control with said party without the prior consent of the other party.

26.

Counterpart Signatures.  This Agreement may be signed in one or more counterparts, each of which shall be deemed a duplicate original and be binding on the parties to this Agreement.

27.

Notices.  Any notice required hereunder shall be in writing and shall be sufficiently given if delivered by overnight delivery service or sent by registered or certified mail, first class postage prepaid, or by telegram, facsimile or similar means of communication, addressed as follows:

If to Owner, to:

c/o Salem Communications Corporation

4880 Santa Rosa Road

Camarillo, CA 93012

Attn: Jonathan L. Block

Telephone: 805-987-0400

Facsimile:805-384-4505

If to the Programmer, to:

Chesapeake-Portsmouth Broadcasting Company

2202 Jolliff Road

Chesapeake, VA 23321

Attention: Henry W. Hoot

Telephone:

Facsimile:

28.

Expenses; Attorney's Fees.  In the event any action is filed with respect to this Agreement, the prevailing party shall be reimbursed by the other party for all costs and expenses incurred in connection with the action, including without limitation reasonable attorney's fees.

29.

Entire Agreement.  This Agreement embodies the entire agreement between the parties and there are no other agreements, representations, warranties, or understandings, oral or written, between them with respect to the subject matter hereof.

30.

Severability.  In the event that any of the provisions contained in this Agreement is held to be invalid, illegal or unenforceable shall not affect any other provision hereof, and this Agreement shall be construed as if such invalid, illegal or unenforceable provisions had not been contained herein.

31.

Governing Law.  The construction and performance of this Agreement shall be governed by the laws of the State of Florida without regard to its principles of conflicts of law.

32.

No Partnership or Joint Venture.  This Agreement is not intended to be and shall not be construed as a partnership or joint venture agreement between the parties.  Except as otherwise specifically provided in this Agreement, no party to this Agreement is authorized to act as agent of, or otherwise represent, the other party to this Agreement.

Remainder of page left blank.  Signatures appear on following page.

6

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

“OWNER” CARON BROADCASTING, INC. By: /s/ JONATHAN L. BLOCK Jonathan L. Block Vice President and Secretary	“PROGRAMMER” CHESAPEAKE-PORTSMOUTH BROADCASTING COMPANY By: /s/ NANCY A EPPEERSON Name: Nancy A. Epperson Title: __________________________

SIGNATURE PAGE TO

WZAZ(AM) LMA

SCHEDULE 2

FEES

(a)

Programmer shall pay Owner $6,150 per month during the term of this Agreement.

(b)

For and during the Term hereof, Programmer shall reimburse Owner for all normal and customary out-of-pocket costs and expenses associated with or arising out of the operation of the Station (“Station Expenses”) including (without limitation) the cost to maintain the station’s transmitter and antennas, premiums for insurance, and the cost and expense of all utilities, telephones and music license fees for the operation of the Station.  Notwithstanding the preceding sentence, “Station Expenses” shall not include any cost or expenses associated with (i) employment, including salaries, taxes, insurance and related costs, of the employees identified in Section 8.2 hereof, nor (ii) any inter-company charges, nor (iii) any costs associated with the main studio of Owner.  All Station Expenses shall be due and payable not later than thirty (30) days after Programmer’s receipt of written itemizations of said expenses.

SCHEDULE 4

PROGRAMMING

Programmer will program the Station with a religious/inspirational format and provide news and pubic affairs programming which Programmer deems to be in the public interest.

SCHEDULE 7

The Programmer agrees to cooperate with Owner in the broadcasting of programs in a manner consistent with the standards of Owner, as set forth below:

1.

Election Procedures.  At least 90 days before the start of any primary or regular election campaign, the Programmer will coordinate with Owner’s General Manager the rate the Programmer will charge for time to be sold to candidates for public office and/or their supporters to make certain that the rate charged conforms to all applicable laws and Station policy. Throughout a campaign, the Programmer will comply with all applicable laws and rules concerning political candidacy broadcasts and will promptly notify Owner’s General Manager of any disputes concerning either the treatment of or rate charged a candidate or supporter.

2.

Required Announcements.  The Programmer shall broadcast (i) an announcement in a form satisfactory to Owner at the beginning of each hour to identify the Station, (ii) an announcement at the beginning of each program day, and more often, as appropriate, to indicate that program time has been purchased by the Programmer, and (iii) any other announcement that may be required by law, regulation, or Station policy.

3.

Commercial Recordkeeping.  The Programmer shall maintain such records of the receipt of, and provide such disclosure to Owner of, any consideration, whether in money, goods, services, or otherwise, which is paid or promised to be paid, either directly or indirectly, by any person or company for the presentation of any programming over the Station as are required by Sections 317 and 507 of the Communications Act and the rules and regulations of the FCC.

4.

No Illegal Announcements.  No announcements or promotion prohibited by federal or state law or regulation of any lottery, game or contest shall be made over the Station.

5.

Owner Discretion Paramount.  In accordance with Owner’s responsibility under the Communications Act of 1934, as amended, and the rules and regulations of the Federal Communications Commission, Owner reserves the right to reject or terminate any advertising or other programming proposed to be presented or being presented over the Station which is in conflict with law, regulation, Station policy or which in the reasonable judgment of Owner or its General Manager would not serve the public interest.

6.

Indecency. Hoaxes.  No programming violative of applicable laws and rules concerning indecency or hoaxes will be broadcast over the Station.

7.

Controversial Issues.  Any broadcast over the Station concerning controversial issues of public importance shall comply with the then current FCC rules and policies.

8.

Spot Commercials.  The Programmer will provide, for attachment to the Station logs, a list of all commercial announcements carried during its Programming.

Owner may waive any of the foregoing regulations in specific instances if, in its reasonable opinion, good broadcasting in the public interest will be served thereby. In any case where questions of policy or interpretation arise, the Programmer shall notify Owner before making any commitments to broadcast any programming affected by such issues.

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

November 9, 2006

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

November 9, 2006
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as President and Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 9, 2006
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Executive Vice President Business Development and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 9, 2006
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

