Form 10-K
period 2006-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2007-03-16
CIK 1050606

03/16/2007">

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Yes [X ]

No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated filer  [X ]

Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes [   ]      No  [ X ]

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $60,734,622 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 10, 2007
Common Stock, $0.01 par value per share	18,296,324 shares

Class B	Outstanding at March 10, 2007
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2007	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2006 Radio Market Survey Schedule & Population Rankings published by Arbitron.  According to the Radio Market Survey, the population estimates used were based upon 2000 U.S. Bureau Census estimates updated and projected to January 1, 2007 by Claritas, Inc.

PART I

ITEM 1.      BUSINESS.

GENERAL

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 97 radio stations in 36 markets, including 61 stations in 23 of the top 25 markets, which consists of 30 FM stations and 67 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk. We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® (“SRR”) is a national radio advertising sales firm with offices in 13 U.S. cities. Additionally, we own Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, Townhall.com, a provider of conservative content on-line, and Salem Publishing™, a leading publisher of Christian magazines and Xulon Press, a digital publisher of books targeting the Christian audience.

Business Strategy

Our principal business strategy is to expand and improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family-themed programs and conservative news talk. Our national presence gives advertisers a station platform that is a unique and a powerful way to reach a Christian audience.  We program 45 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 31 News Talk and 13 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for more than 40 years.

Acquisition Strategy

Since our initial public offering in July 1999, we have grown from 46 radio stations to 97 stations located in 36 radio markets. Our principal acquisition strategy is focused on acquiring stations in markets that have strong signals and will deliver an appropriate return on investment.  Because of our unique programming strategy serving Christian and family-themed audiences, we usually reformat each acquired station, which means we need to market and promote the new format, develop listenership and cultivate a customer base to grow revenues. It can take five to six years of development for an acquired radio station to reach maturity. Over the long-term, this strategy gives stations a competitive advantage and allows us to serve our large and loyal market segment.

We strive to build clusters of radio stations in each of our markets with each format targeting different demographic segments of the audience interested in Christian and family-themed programming.  There are several potential benefits that result from operating multiple radio stations in the same market. First, this clustering and programming segmentation strategy allows us to achieve greater penetration into each segment of our target market and collectively our stations afford our clients a larger percentage of advertising time in that market.  We then are able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.  Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support and promotional functions where possible. Finally, the purchase of additional radio stations in an existing market allows us to leverage our market expertise to better serve our advertisers and our listeners through traditional and emerging media.

In addition to our radio station acquisitions, we look for Christian and conservative content, Internet and publishing opportunities that we can effectively integrate into our existing operations in a complementary manner.

Programming Strategy

Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format and the growing popularity of our Contemporary Christian Music format, we believe we remain well-positioned to improve upon our leadership position in Christian and family-themed radio.

Christian Teaching and Talk.  Christian Teaching and Talk is our foundational format. Through this format, a listener can hear Bible teaching and sermons, as well as gain answers to questions relating to daily life, from raising children to religious legal rights in education and the workplace.  This format serves as both a learning resource and as a personal support for listeners nationwide.  In response to the daily programming of our block programming partners, listeners call and write into these programs to ask questions, get more materials on a subject and receive study guides based on what they have learned on the radio.

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

The FISH® - Contemporary Christian Music.  Through our Contemporary Christian Music (“CCM”) format, called The FISH® in most markets, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format is branded “Safe for the Whole Family®”, with sounds that everyone enjoys and lyrics that parents appreciate. The CCM genre continues to be popular and is the sixth largest genre in terms of album sales.  We believe this listener base has been underserved in terms of radio coverage, especially in the larger markets.

XM Satellite Radio.  As America's most popular satellite radio service, XM reaches 7.6 million subscribers from coast to coast. Our satellite radio station, XM 170, is the exclusive Christian Teaching and Talk channel on XM, reaching the entire nation 24 hours a day, seven days a week.

Audience Growth

We grow our audience by providing high quality, compelling content on our radio stations and in syndication that is tested and fine-tuned to appeal to our listeners in each of our strategic formats. We work to maximize audience share and then convert these audience share ratings to advertising revenue and control operating costs. We rely on a combination of research, marketing, targeted promotions and live events that create visibility and brand awareness for our stations in their local markets.

Station Development

Due to our acquisition strategy and some station format changes, approximately half of our radio stations are in a start-up or early development stage.  Less mature stations generally grow their revenue and cash flow at a faster rate than mature stations.  Our strategy is to drive start-up and development stage stations to maturity as rapidly and as effectively as possible.   In addition, we focus on improving same-station revenue and station operating income at our mature stations. The start-up to maturity process in most cases is a span of five to six years, beginning with a period of start-up losses moving to breakeven and then growing profitability. As our start-up and development stage stations mature, significant revenue and cash flow growth is realized. Operating income margins typically improve as radio stations mature due to the fact that many costs are fixed or grow at or around the rate of inflation while revenues of the station tend to grow at a faster rate.

Technical Improvements

A key focus for us is looking for ways to improve a radio station’s broadcast signal so that it can reach as many listeners as possible, both during the day and at night.  We have completed a number of enhancements that will improve the coverage of a number of signals, including several in the top 25 markets.  In early 2006, Salem launched KTRO-FM, a new station in Portland, Oregon.  Additionally, during 2006 Salem completed a tower upgrade project for WLQV-AM in Detroit, Michigan, and relocated our tower for KKOL-AM in Seattle, Washington.

Radio Advertising Sales

We have assembled an effective, highly-trained sales staff responsible for converting audience share into revenue.  We operate with a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure.  We hire and deploy teams of sales professionals for each of our stations or station clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate.  We utilize various sales strategies to sell and market our stations as stand-alones, in combination with other stations within a given market and across markets, where appropriate.

Marketing Platform to National Advertisers

We have created a national platform of radio stations that reaches more than four million listeners weekly. National companies find advertising on multiple radio stations to be an efficient and cost-effective way to reach this target audience.  Through SRR, we bundle and sell this national platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory, and making our sales effort more efficient.

Significant Community Involvement

We believe our active involvement and significant relationships in the Christian community provide a competitive advantage in targeting Christian audiences. Our proactive involvement in the Christian community in each of our markets significantly improves the marketability of our radio broadcast time to advertisers who are targeting such communities.  We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves.  We regularly partner with organizations that serve the Christian and family-themed audience and sponsor and support events important to this group. These events include listener rallies, pastor appreciation events and concerts like Fishfest® and Celebrate Freedom™.  These events connect us with our listeners and enable us to create enhanced awareness and name recognition in our markets. Involvement leads to increased effectiveness in developing and improving our programming formats, leading to greater listenership and higher ratings over the long-term.

Corporate Structure

The management of our operations is decentralized. Our operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. Our operations vice presidents are experienced radio broadcasters with expertise in sales, programming, marketing and production. We anticipate relying on this strategy of decentralization and encourage operations vice presidents to apply innovative techniques to the operations they oversee which, if successful, can be implemented at our other stations.

Our corporate headquarters personnel oversee the placement and rate negotiation for all national block programs. Centralized oversight of this component of our revenue is necessary because our key block program customers purchase time in many of our markets. Corporate headquarters personnel also are responsible for centralized accounting and finance functions, information technology, human resources, legal, engineering, real estate, strategic direction and other support functions designed to provide resources to local management.

CORPORATE INFORMATION

We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Salem Communications Corporation was formed in 1986 as a California corporation and was reincorporated in Delaware in 1999. Salem Communications Holding Corporation (“Salem Holding”) was formed as a wholly-owned subsidiary of Salem Communications Corporation in May 2000. In May 2000, Salem Communications Corporation formed an additional wholly-owned subsidiary, Salem Communications Acquisition Corporation (“AcquisitionCo”), which has since acquired nine radio stations through its wholly-owned subsidiary, SCA License Corporation. In August 2000, Salem Communications Corporation assigned substantially all of its assets and liabilities (other than stock of Salem Holding and AcquisitionCo) to Salem Holding.

In June 2001, Salem Holding effected a dividend to Salem Communications Corporation of Salem Holding’s publishing and Internet businesses. This transaction was effected as a dividend of the capital stock and membership interests, respectively, of Salem Holding’s wholly-owned subsidiaries CCM Communications, Inc. (“CCM”) and OnePlace, LLC (“OnePlace”). As a result, CCM and OnePlace became direct subsidiaries of Salem Communications Corporation. Subsequently, the membership interests of OnePlace were contributed to SCA License Corporation, and OnePlace became an indirect subsidiary of Salem. Salem Communications Corporation and all of its subsidiaries (other than Salem Holding) are guarantors of the borrowings under Salem Holding’s credit facility and Salem Holding’s $100.0 million 7¾% senior subordinated notes due 2010 (“7¾% Notes”).

DEVELOPMENT OF THE BUSINESS

In 2006, we completed the purchase of selected assets of the following radio stations:

			MSA
Date	Market	Station	Rank (1)	Purchase Price
				(Dollars in thousands)
January 23, 2006	Orlando, FL	WTLN-AM	33	$ 5,497
January 23, 2006	Orlando, FL	WHIM-AM	33	4,503
February 3, 2006	Orlando, FL	WORL-AM (2)	33	3,998
February 10, 2006	Detroit, MI	WLQV-AM (3)	10	8,813
May 12, 2006	Sacramento, CA	KKFS-FM (4)	26	21,835
October 1, 2006	Honolulu, HI	KORL-AM (5)	63	1,546
				$ 46,192

(1)

“MSA” means metropolitan statistical area per the fall 2006 Radio Market Survey Schedule and Population Rankings published by Arbitron, excluding The Commonwealth of Puerto Rico.

(2)

Selected assets of radio station WORL-AM, Orlando, Florida were acquired in exchange for radio station KNIT-AM, Dallas, Texas.  The exchange was accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” adopted as of January 1, 2006, resulting in a pre-tax gain on the exchange of $3.5 million.

(3)

Selected assets of radio station WLQV-AM, Detroit, Michigan, were acquired in exchange for radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash.  The exchange was accounted for under SFAS No. 153, and resulted in a pre-tax gain on the exchange of $0.7 million.

(4)

Selected assets of radio station KKFS-FM, Sacramento, California was acquired in exchange for selected assets of radio station KLMG-FM, Sacramento, California.  The exchange was accounted for under SFAS No. 153 and resulted in a pre-tax gain on the exchange of $14.6 million

(5)

Selected assets of radio station KORL-AM, Honolulu, Hawaii were acquired in exchange for selected assets of radio station KHCM-AM, Honolulu, Hawaii, and $1.0 million in cash.  The Company retained the call letters of the station.  The exchange was accounted for under SFAS No. 153 and resulted in a pre-tax loss on the exchange of $0.04 million.

In 2006, we completed the purchase of the following non-broadcast entities:

Date	Entity	Purchase Price
		(Dollars in thousands)
January 1, 2006	The Singing News	$ 4,400
February 13, 2006	CrossDaily.com	2,250
April 28, 2006	Townhall.com	4,788
June 1, 2006	Preaching Magazine	250
June 1, 2006	Xulon Press	1,500
		$ 13,188

RADIO STATIONS

Upon the close of all announced transactions, the company will own and/or operate a national portfolio of 97 radio stations in 36 markets, consisting of 30 FM stations and 67 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

New York, NY	1, 17 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WWDJ-AM	1994	Christian Teaching and Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 34 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KNTS-AM	2001	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM (5)	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KTEK-AM	1998	Christian Teaching and Talk
		KKHT-FM	2005	Christian Teaching and Talk
Philadelphia, PA	7	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
Atlanta, GA	9	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM (6)	2000	Ethnic Brokered Programming
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Detroit, MI	10	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Boston, MA	11	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WTTT-AM	2003	News Talk
Miami, FL	12	WKAT-AM	2004	Christian Teaching and Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM	1994	Christian Teaching and Talk

RADIO STATIONS, CONT.
	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

		KDOW-AM (formerly KTFH-AM) (7)	1997	Ethnic Brokered Programming
		KKMO-AM	1998	Spanish
		KKOL-AM	1999	News Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	News Talk
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	18	WTWD-AM (8)	2000	Christian Teaching and Talk
		WTBN-AM (8)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Denver-Boulder, CO	21	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (9)	1999	News Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KTRO-FM (formerly KAST-FM)	2005	News Talk
		KKSN-AM (10)	2007	News Talk
Pittsburgh, PA	23	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Riverside-San Bernardino, CA	24	KTIE-AM	2001	News Talk
Cleveland, OH	25	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KTKZ-FM	2002	News Talk
		KKFS-FM	2006	Contemporary Christian Music
San Antonio, TX	28	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Orlando, FL	33	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WHIM-AM	2006	Christian Teaching and Talk
Milwaukee-Racine, WI	35	WRRD-AM	2001	Christian Teaching and Talk
		WFZH-FM	2001	Contemporary Christian Music
Columbus, OH	36	WRFD-AM	1987	Christian Teaching and Talk
Nashville, TN	43	WBOZ-FM	2000	Southern Gospel
		WFFH-FM (11)	2002	Contemporary Christian Music
		WFFI-FM (11)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Christian Teaching and Talk
		WRVI-FM	1999	Contemporary Christian Music
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Honolulu, HI	63	KHNR-AM	2000	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Christian Teaching and Talk
		KHCM-AM (formerly KORL-AM)	2006	Country Music
		KHNR-FM	2004	News Talk
		KHUI-FM	2004	Adult Standards
		KGMZ-FM	2005	Adult Nostalgia
Omaha, NE	71	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM (formerly KHLP-AM)	2005	News Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	72	WLSS-AM	2005	News Talk
Colorado Springs, CO	96	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Youngstown-Warren, OH	116	WHKZ-AM	2001	Christian Teaching and Talk
Oxnard-Ventura, CA	119	KDAR-FM	1974	Christian Teaching and Talk
Tyler-Longview, TX	147	KPXI-FM (5)	2000	Christian Teaching and Talk

      (1) Actual city of license may differ from metropolitan market served.

      (2) “MSA” means metropolitan statistical area per the fall 2006 Radio Market Survey Schedule and Population Rankings published by Arbitron, excluding the Commonwealth of Puerto Rico.

      (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

      (4) This market includes the San Jose, CA market which independently has a MSA rank of 34.

      (5) KPXI-FM is simulcast with KWRD-FM, Dallas-Fort Worth, TX.

      (6) WAFS-AM is currently being programmed by Radio Planeta X, Inc. pursuant to a local marketing agreement that can be terminated by Salem on 30 days notice.

      (7) KDOW-AM is an expanded band AM station. Under current Federal Communications Commission (“FCC”) rules, we will be required to surrender to the FCC the license for either KDOW-AM or KLFE-AM on July 14, 2009.

      (8) WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

       (9) KBJD-AM is an expanded band AM station. Under current FCC rules, we must request special temporary authority (STA) to operate the station for periods of approximately six months.  An STA request was filed on February 12, 2007 and will be requested every six months thereafter pursuant to the FCC requirements.

      (10) KKSN-AM is being operated under a Time Brokerage Agreement with Entercom Portland License, LLC as of February 1, 2007.

      (11) WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

       PROGRAM REVENUE. For the year ended December 31, 2006 we derived 19.9% and 14.9% of our net broadcasting revenue, or $41.5 million and $31.0 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We believe our management has been successful in assisting quality local programs expand into national syndication.

ADVERTISING REVENUE. For the year ended December 31, 2006, we derived 43.9% of our net broadcasting revenue, or $91.5 million from the sale of local spot advertising and 8.4% of our net broadcasting revenue, or $17.5 million from the sale of national spot advertising.

SALEM RADIO NETWORK® AND SALEM RADIO REPRESENTATIVES ™

In 1993, we established Salem Radio Network, (“SRN”).  Establishment of SRN was a part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. SRN, which is headquartered in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk and music stations as well as general market News Talk stations. Currently, we have rights to several full-time satellite channels to deliver SRN programs to affiliates via satellite.

SRN has approximately 2,000 affiliate stations, including our owned and operated stations, which broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. The principal source of network revenue is from the sale of advertising time.

We established Salem Radio Representatives (“SRR”) in 1992 as a sales representation company specializing in placing national advertising on religious format radio stations. SRN and our radio stations each have relationships with SRR for the sale of available SRN spot advertising. SRR receives a commission on all SRN sales. SRR also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.  We established Vista Radio Representatives (“VRR”) in 2005, a sales representation company specializing in placing national advertising on non-religious format radio stations.

We recognize our advertising and commission revenue from radio stations as the spots are aired. SRN’s net revenue, including commission revenue for SRR, for the year ended December 31, 2006 was $14.8 million.

NON-BROADCAST MEDIA

Salem Web Network™ and Townhall™.com.  Our online strategy centers on creating the premiere Internet platform serving the audience interested in Christian and conservative content.  Leveraging our engaged and loyal radio listener base, SWN’s content, both in text and audio, can be accessed through our national portals which include Townhall.com, OnePlace.com, Crosswalk.com, Christianity.com and through our 95 radio station websites, which provide local content of interest to our local radio station listeners. In 2006 we acquired CrossDaily.com and Townhall.com.  These recent acquisitions enhance our web leadership as a provider and distributor of Christian and family-values content and services for our target audience.  SWN generates more than one billion page views annually and has more than four million unique visitors each month.

Salem Publishing™.  Our leadership in the distribution of Christian content also extends into print through Salem Publishing, a magazine publisher serving the Christian audience and the Christian music industry and Xulon Press, a provider of print-on-demand publishing services targeted to the Christian audience.  Last year, we published more than two million units. Our flagship publication, CCM Magazine®, has covered the contemporary Christian music industry for more than 25 years, playing an important role in the growth of contemporary Christian music. Salem Publishing™ is well positioned to grow with the addition of its other magazines: Homecoming® The Magazine, YouthWorker Journal™, The Singing News, FaithTalk Magazine, Preaching and CrossWalk.com® Magazine.   In 2006, we acquired two target segment-leading magazines, The Singing News magazine and Preaching magazine, and their respective web sites.  In 2006, we also purchased the Xulon Press.

COMPETITION

RADIO. The radio broadcasting industry, including the segment of this industry that focuses on Christian and family themes, is a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and noncommercial radio station licensees. While no commercial group owner in the United States specializing in Christian and family- themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in all markets.

We also compete for revenue in the spot advertising market with other commercial religious format and general format radio station licensees. We compete in the spot advertising market with non-broadcast media as well, including broadcast television, cable television, newspapers, magazines, direct mail, Internet and billboard advertising, some of which may be controlled by horizontally-integrated companies.

Competition may also come from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile telephony, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. Digital audio broadcasting will deliver multi-format digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, commencement of satellite delivered digital audio radio services, which delivers multiple audio programming formats to local and national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

NETWORK. Salem Radio Network® (“SRN”) competes with other commercial radio networks that offer news and talk programming to religious and general format stations and two noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

NON-BROADCAST MEDIA. Our magazines compete for readers and advertisers with other publications that follow the Christian music industry and publications that address themes of interest to church leadership and the Christian audience. Xulon Press competes for authors with other on-demand publishers and other Christian book publishers.  Our Internet business competes for visitors and advertisers with other companies that deliver on-line audio programming and Christian and conservative Internet content as well as providers of general market Internet sites.

SEGMENTS

The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of SWN and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated as non-broadcast media. The radio broadcasting segment also operates various radio networks.  The Company has presented its segment information in Note 12 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated by reference.

EMPLOYEES

On February 28, 2007, Salem employed 1,171 full-time and 375 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our Christian, conservative news talk  and family-themed formats, or not to broadcast programming that violates our programming standards, either of which may have a material adverse effect on our business.

We are fundamentally committed to broadcasting Internet and publishing formats and programming emphasizing Christian, conservative news talk and family themes. We may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences. We do not intend to pursue business opportunities or air programming that would conflict with our core commitment to Christian and family themes formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats or air programming inconsistent with our programming standards might result in lower operating revenues and profits than we might otherwise achieve.

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

•

satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

•

audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the Internet and other digital audio broadcast formats;

•

in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•

low-power FM radio, which could result in additional FM radio broadcast outlets;

•

mobile telephony; and

•

iPod or similar music players.

We currently program one channel on XM Satellite Radio. We also offer pod-casts and downloads of portions of our programming, however, we cannot assure you that this arrangement will continue, will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

The Accounting Treatment of Goodwill and FCC Licenses Could Cause Future Losses Due To Asset Impairment

Under Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets,” goodwill and some indefinite-lived intangibles, including FCC licenses, are not amortized into results of operations, but instead are tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible over its fair value. In addition, goodwill and intangible assets are tested more often for impairment as circumstances warrant. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Any impairment losses under SFAS No. 142 or SFAS No. 144 will be recorded as operating expenses. Our future impairment reviews could result in asset write-downs.

We May Be Unable To Integrate the Operations and Management of Acquired Stations or Businesses, Which Could Have a Material Adverse Effect on Our Business and Operating Results

Since January 1, 2006, we have acquired selected assets of six radio stations, two Internet businesses and three publishing businesses, and we expect to make acquisitions of other stations and related non-broadcast businesses in the future. We cannot assure you that we will be able to successfully integrate the operations or management of acquired stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that might be acquired in the future. Continued acquisitions of stations will require us to manage a larger and likely more geographically diverse radio station portfolio than historically has been the case. Our inability to integrate and manage newly acquired stations or businesses successfully could have a material adverse effect on our business and operating results.

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

In 1996, Congress passed legislation that requires the FCC to periodically conduct reviews of is regulations, including ones that govern the maximum number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations (the “Ownership Limits”).  The FCC has adopted radio multiple ownership rules that depend upon the total number of radio stations located in the market in determining the applicable Ownership Limits.  In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market.”  Specifically, in larger markets the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by The Arbitron Company (“Arbitron”), which is a commercial ratings service.  For smaller radio markets for which Arbitron has not delineated a geographic market, the “signal contour method” continues to be the method of defining the market and determining the number of radio stations in the market.  The methods the FCC uses to define markets affect the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Arbitron market.  In 2006, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules.  The FCC is currently seeking public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity.  The FCC has held, and is planning to hold more, public meetings around the country on the issue of media ownership rules, including regulations affecting the Ownership Limits, and how to define the term “market.”  The FCC has also commissioned a series of research studies in these issues.  In addition, interest has been expressed by members of Congress to reduce the Ownership Limits.

We cannot predict the impact of possible modifications to the FCC’s local radio multiple ownership rules on our business operations.  Likewise, we cannot predict whether there will be a change in the antitrust laws, Communications Act or other laws governing the ownership or operation of radio stations, or whether the FCC, Department of Justice (“DOJ”) or Federal Trade Commission (“FTC”) will modify their regulations and policies governing the acquisition of additional radio stations in a market.  In addition, we cannot predict whether a private party will challenge acquisitions we propose in the future.  These events could adversely affect our ability to implement our cluster acquisition strategy.

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

Were a complaint to be filed against us or other FCC licensees involved in a transaction with us, or an objection to the transaction itself, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition.

As noted in the immediately preceding risk factor, the FCC’s local radio multiple ownership rules limit the maximum number of stations we may own or operate in a market.  This may limit our ability to make future radio station acquisitions in certain markets.  Additionally, this may limit our ability, in certain markets, to enter into agreements whereby we provide programming to or sell advertising on radio stations that we do not own.   It could also limit our ability to sell stations to other entities that already own stations in some markets.

We May Be Adversely Affected By New Statutes Dealing With Indecency

Congress recently passed, and President Bush signed into law on June 15, 2006, the Broadcast Decency Enforcement Act of 2005 that enhances the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material.  This legislation increased the FCC’s authority in this area to impose substantially higher monetary forfeiture penalties, up to $325,000 per violation and a total of $3,000,000 for any one incident.  While we do not anticipate these increased penalties to impact us as significantly as some of our competitors given the nature of our programming, we could face increased costs in the form of fines as a result of this legislation.

If We Fail To Maintain Our Licenses with the FCC, We Would Be Prevented From Operating Affected Radio Stations

We operate each of our radio stations pursuant to one or more FCC broadcasting licenses, generally of eight years duration.  As each license expires, we apply for renewal of the license.  However, we cannot be sure that any of our licenses will be renewed, and renewal is subject to challenge by third-parties or to denial by the FCC.  In evaluating a broadcasting license renewal application, the FCC must grant the renewal if:  (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations of the Communications Act or the FCC’s rules; and (3) there have been no other violations which, taken together, constitute a pattern of abuse  If, however, the station fails to meet these standards, the FCC may deny the application, after notice and an opportunity for a hearing, or grant the application on terms and conditions that are appropriate, including renewal for less than the maximum term otherwise allowed.  The failure to renew any of our licenses would prevent us from operating the affected station and generating revenue from it.  If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

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

If We Are Unable To Execute Our Acquisition Strategy Successfully, Our Business May Not Continue To Grow

We intend to continue to acquire radio stations as well as complementary non-broadcast media businesses. With respect to the acquisition of radio stations, our acquisition strategy has been, and will continue to focus primarily on, the acquisition of stations in the top 50 markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. With respect to our acquisition strategy of non-broadcast media businesses, we may not be able to identify and consummate the acquisition of future non-broadcast media businesses successfully.  Additionally, we may not be able to effectively integrate the operation of newly acquired businesses with our existing businesses which could result in reduced operating income from our non-broadcast media businesses.  Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

Because Of Our Holding Company Structure, We Depend On Our Subsidiaries for Cash Flow, and Our Access to This Cash Flow Is Restricted

We operate as a holding company. All of our radio stations are currently owned and operated by our subsidiaries. Salem Holding, our wholly-owned subsidiary, is the borrower under our credit facilities and our senior subordinated debt. All of our station-operating subsidiaries are subsidiaries of Salem Communications Corporation. Further, we guaranteed Salem Holding’s obligations under the credit facilities and under the senior subordinated notes.

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

Our Substantial Indebtedness and Our Ability to Incur More Indebtedness Could Adversely Affect Our Financial Condition

We currently have a significant amount of indebtedness. At December 31, 2006, our total consolidated indebtedness was $361.0 million. Our substantial indebtedness could have important consequences, including:

•

making it more difficult for us to satisfy our obligations with respect to borrowings under the credit facility and the subordinated notes;

•

limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing our ability to use our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•

placing us at a competitive disadvantage relative to those of our competitors that have less indebtedness;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry that could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulations;

•

subjecting us to higher interest expense in the event of increases in interest rates because some of our indebtedness is at variable rates of interest; and

•

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

If We Cannot Attract the Anticipated Listener, Programmer and Advertiser Base for Our Newly Acquired Radio Stations, We May Not Recoup Associated Operating Costs Or Achieve Profitability for These Radio Stations

We frequently acquire selected assets of radio stations that previously broadcast in formats other than our primary formats. We continue to program some of these recently acquired stations in non-primary formats and we re-program others to one of our primary formats. During, and for a period after, the conversion of a radio station’s format, the radio station typically generates operating losses. The magnitude and duration of these losses depends on a number of factors, including the promotional and marketing costs associated with attracting listeners and advertisers to our radio station’s new format and the success of these efforts. There is no guarantee that the operation of these newly acquired stations or our operations in new formats will attract a sufficient listener and advertiser base. If we are not successful in attracting the listener and advertiser base we anticipate, we may not recoup associated operating costs or achieve profitability for these radio stations.

If We Do Not Maintain or Increase Our Block Programming Revenues, Our Business and Operating Results May Be Adversely Affected

The financial success of each of our radio stations that features Christian Teaching and Talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block programming time to national and local religious organizations, which accounted for 32.6% and 34.8% of our net broadcasting revenue during the years ended December 31, 2005, and 2006, respectively. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue.

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

A Sustained Economic Downturn in Key Salem Markets Could Negatively Impact Our Ability to Generate Broadcasting Revenues

We derive a substantial part of our revenues from the sale of advertising on our radio stations. For the years ended December 31, 2004, 2005 and 2006, 54.0%, 54.0%, and 52.3% of our net broadcasting revenues, respectively, were generated from the sale of advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 8.5% and 7.1%, respectively, of our net broadcasting revenues in 2006. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

Our Controlling Stockholders May Cause Us to Act, or Refrain from Acting, In A Way That Minority Stockholders Do Not Believe Is In Their Best Interest

As of March 10, 2007, Edward G. Atsinger III, Stuart W. Epperson, Nancy A. Epperson and Edward C. Atsinger controlled approximately 86.0% of the voting power of our capital stock. These four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, except for two directors elected by holders of our Class A common stock, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of our other stockholders and one or more of the controlling stockholders could take action or make decisions (or block action or decisions) that are not in the minority stockholders’ best interest.

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

Salem Holding’s credit facility and the indentures governing its notes contain, among other things, covenants that restrict Salem’s, Salem Holding’s and their subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facility and each of such indentures restrict, among other things, our ability to:

•

incur additional debt;

•

pay dividends or make distributions;

•

purchase or redeem stock;

•

make investments and extend credit;

•

engage in transactions with affiliates;

•

create liens on assets;

•

transfer and sell assets;

•

extend radio site leases, and

•

effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of their assets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES.

The types of properties required to support our radio stations include offices, studios and tower and antenna sites. A station’s studios are generally located in an office in a downtown or business district.  Tower and antenna sites are selected in areas that provide maximum market coverage. Our network operations are supported by offices and studios from which its programming originates or is relayed from a remote point of origination. The operations of our non-broadcast businesses are supported by office facilities.

Our radio stations’ studios and offices, as well as the operations of our non-broadcast businesses, are generally located in leased facilities. Our network leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary. We own our corporate office building, located in Camarillo, California, and the headquarters of SRN and SRR, located in the Dallas, Texas metropolitan area.  Additionally, we own our studio and office facilities for our Tampa, Florida, Orlando, Florida, Cleveland, Ohio, Philadelphia, Pennsylvania, Phoenix, Arizona, and Honolulu, Hawaii operations.

We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Part III, Item 13 and in Note 8 of our consolidated financial statements. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that are as favorable, or more favorable, to the company than those that would have been available from unaffiliated parties.

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against the Company, the Company directors, certain of the Company’s officers and certain underwriters of the Company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the Company's equity securities pursuant to or traceable to that offering.  The complaint alleged that offering documents contained misstatements and omissions regarding the Company's fixed assets and internal controls.  The complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, and sought rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provided for a full settlement of these claims in exchange for payment of $1.85 million by the company and its insurance carrier.  The court approved the full settlement at a hearing held on June 19, 2006.  During 2005, the Company recognized expenses of $0.7 million related to this settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On March 9, 2007, the company had approximately 53 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 18,296,324 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low trade price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2005				2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$ 25.35	$ 21.69	$ 21.20	$ 20.61	$ 18.16	$ 15.60	$ 13.86	$ 14.05
Low (mid-day)	$ 20.02	$ 16.44	$ 16.95	$ 17.11	$ 12.85	$ 11.42	$ 9.95	$ 11.63

      There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

On July 28, 2006, the company paid a special cash dividend of $0.60 per share on its Class A and Class B common stock to shareholders of record as of the close of business on July 17, 2006.  The cash payment amounted to approximately $14.6 million.  Due to the transition of the radio broadcasting industry to a more mature stage of its lifecycle, a number of broadcasting peers have introduced special dividends.  After careful review and consideration of its earnings, financial position, capital requirements, its bank credit facilities, the indentures governing its senior subordinated notes, the company determined that it was in the interest of its shareholders to grant a special dividend.  The company’s sole source of cash available for making any future dividend payments will be dividends paid to the company or payments made to the company by its subsidiaries. The ability of subsidiaries of the company to make such payments may be restricted by applicable state laws or terms of agreements to which they are or may become a party; the company’s credit facility and the terms of the indentures governing its outstanding senior subordinated notes restrict the payment of dividends on its common stock unless certain specified conditions are satisfied.

During the twelve month period ended December 31, 2006, we made repurchases of our Class A common stock pursuant to share repurchase programs authorized by our Board of Directors as May 2005 and February 2006.  This repurchase program will continue until the earlier of (a) December 31, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of Salem.  The amount we may repurchase may be limited by certain restrictions under our credit facilities.   During the twelve month period ended December 31, 2006, we made repurchases of our Class A common stock as follows:

Repurchases of Class A Common Stock
			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of		as Part of	That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
Jan. 1, 2006 – Jan. 31, 2006	544,592	16.55	544,592	$ 29,447,407
Feb. 1, 2006 – Feb. 28, 2006	283,323	14.58	283,323	25,317,837
Mar. 1, 2006 - Mar. 31, 2006	151,460	13.24	151,460	23,311,930
Apr. 1, 2006 – Apr. 30, 2006	--	--	--	23,311,930
May 1, 2006 – May 31, 2006	--	--	--	23,311,930
Jun. 1, 2006 – Jun. 30, 2006	--	--	--	23,311,930
Jul. 1, 2006 – Jul. 31, 2006	--	--	--	23,311,930
Aug. 1, 2006 – Aug. 31,2006	502,250	10.80	502,250	17,885,857
Sept. 1, 2006 – Sept. 30, 2006	9,000	11.54	9,000	17,781,997
Oct 1, 2006 – Oct 31, 2006	--	--	--	17,781,997
Nov 1, 2006 – Nov 30, 2006	--	--	--	17,781,997
Dec 1, 2006 – Dec 31, 2006	--	--	--	17,781,997
Total	1,490,625		1,490,625

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth selected financial data and other operating information of Salem. The selected financial data in the table are derived from the consolidated financial statements of Salem. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included (incorporated by reference) herein. The data below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically the disclosure concerning a reconciliation for historical Non-GAAP measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this report.  The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida, as discontinued operations.  The Company entered into agreements to sell these radio stations during 2005 and 2006 and completed the sale of all discontinued operations as of the end of 2006.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcasting revenue	$ 154,949	$ 168,637	$ 184,296	$ 198,852	$ 208,400
Non-broadcast revenue	8,054	7,865	9,342	10,790	19,369
Total revenue	163,003	176,502	193,638	209,642	227,769
Operating expenses:
Broadcasting operating expenses	102,651	106,812	112,334	121,462	131,117
Cost of denied / abandoned tower site and license upgrade	—	2,202	746	—	—
Non-broadcast operating expenses	7,709	7,942	8,600	9,889	18,172
Legal settlement	2,300	—	—	650	—
Corporate expenses	14,387	16,091	17,480	19,607	24,043
Cost of terminated offering	—	651	—	—	—
Depreciation and amortization	11,296	12,105	12,071	13,017	15,193
(Gain) loss on disposal of assets	567	214	3,217	527	(18,647)
Total operating expenses	138,910	146,017	154,448	165,152	169,878
Operating income	24,093	30,485	39,190	44,490	57,891
Other income (expense):
Interest income	255	212	171	207	210
Interest expense	(27,162)	(23,474)	(19,931)	(22,559)	(26,342)
Loss on early redemption of long-term debt	—	(6,440)	(6,588)	(24)	(3,625)
Other income (expense)	(458)	(410)	(116)	(506)	(420)
Total other expense	(27,365)	(30,112)	(26,464)	(22,882)	(30,177)
Income (loss) from continuing operations before income taxes	(3,272)	373	12,726	21,608	27,714
Provision (benefit) for income taxes	(1,307)	701	4,859	8,570	11,167
Income (loss) from continuing operations	(1,965)	(328)	7,867	13,038	16,547
Income (loss) from discontinued operations, net of tax	15,969	(349)	(534)	(376)	2,452
Net income (loss)	$ 14,004	$ (677)	$ 7,333	$ 12,662	$ 18,999

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ (0.08)	$ (0.01)	$ 0.31	$ 0.51	$ 0.68
Income (loss) from discontinued operations	0.68	(0.01)	(0.02)	(0.01)	0.10
Net earnings (loss) per share	0.60	(0.02)	0.29	0.49	0.78
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ (0.08)	$ (0.01)	$ 0.31	$ 0.51	$ 0.68
Earnings (loss) per share from discontinued operations	0.68	(0.01)	(0.02)	(0.01)	0.10
Net earnings (loss) per share	0.59	(0.03)	0.29	0.49	$ 0.78
Basic weighted average shares outstanding	23,473,821	23,488,898	25,220,678	25,735,641	24,215,867
Diluted weighted average shares outstanding	23,582,906	23,488,898	25,371,649	25,794,875	24,223,751

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$ 26,325	$ 5,620	$ 10,994	$ 3,979	$ 710
Restricted cash	107,661	—	—	—	—
Broadcast licenses	361,349	372,016	396,542	443,092	476,544
Other intangible assets including goodwill, net	17,305	15,387	14,172	20,047	31.866
Total assets	672,209	560,011	585,374	645,930	686,264
Long-term debt, less current portion	350,908	336,091	280,614	326,685	358,978
Stockholders’ equity	171,928	171,822	247,637	249,118	237,716

Cash flows related to:
Operating activities	$ 6,617	$ 24,043	$ 38,933	$ 38,903	$ 36,661
Investing activities	(26,926)	(19,790)	(44,157)	(83,422)	(50,561)
Financing activities	22,608	(14,883)	10,923	37,548	(3,773)

Other Data:
Station operating income (1)	$ 52,298	$ 61,825	$ 71,962	$ 77,390	$ 77,283
Station operating income margin (2)	33.8%	36.7%	39.0%	38.9%	37.1%

(1)

We define station operating income as net broadcasting revenue less broadcasting operating expenses.

(2)

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

RECONCILIATION OF STATION OPERATING INCOME TO OPERATING INCOME

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Station operating income	$ 52,298	$ 61,825	$ 71,962	$ 77,390	$ 77,283
Plus non-broadcast revenue	8,054	7,865	9,342	10,790	19,369
Less cost of denied tower site and license upgrade	—	(2,202)	(746)	—	—
Less non-broadcast operating expenses	(7,709)	(7,942)	(8,600)	(9,889)	(18,172)
Less depreciation and amortization	(11,296)	(12,105)	(12,071)	(13,017)	(15,193)
Less gain (loss) on disposal of assets	(567)	(214)	(3,217)	(527)	18,647
Less corporate expenses	(14,387)	(16,091)	(17,480)	(19,607)	(24,043)
Less cost of terminated offering	—	(651)	—	—	—
Less legal settlement	(2,300)	—	—	(650)	—

Operating income	$ 24,093	$ 30,485	$ 39,190	$ 44,490	$ 57,891

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

Our sources of revenue and product offerings also increasingly include non-broadcast businesses, including our Internet and publishing businesses.

      The following table shows the percentage of net broadcasting revenue for each broadcasting revenue source.

	Year Ended December 31,
	2004		2005		2006
	(Dollars in thousands)
Block program time:
National	$ 34,773	18.9%	$ 36,546	18.4%	$41,518	19.9%
Local	24,327	13.2	28,208	14.2	31,047	14.9
	59,100	32.1	64,754	32.6	72,565	34.8
Advertising:
National	14,358	7.8	15,647	7.9	17,519	8.4
Local	85,188	46.2	91,767	46.1	91,530	43.9
	99,546	54.0	107,414	54.0	109,049	52.3
Infomercials	8,093	4.4	8,129	4.0	7,837	3.8
Network	14,053	7.6	14,664	7.4	14,834	7.1
Other	3,504	1.9	3,891	2.0	4,115	2.0
Net broadcasting revenue	$184,296	100%	$ 198,852	100%	$208,400	100%

Our broadcasting revenue is affected primarily by the program rates our radio stations charge, the level of broadcast air time sold, and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for our Christian Teaching and Talk stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Quarterly revenue from the sale of block programming time does not tend to vary significantly, however, because program rates are generally set annually and are recognized on a per program basis.

Our cash flow is affected by a transitional period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change its format. This transitional period is when we develop a radio station’s listener and customer base. During this period, a station may generate negative or insignificant cash flow.

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as non-broadcast advertising, travel or lodging) in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2006, we sold 96% of our advertising time for cash.  In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

The primary operating expenses incurred in the ownership and operation of our radio stations include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

Salem Web Network™ and Towhanll.com, our Internet businesses, earn revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications and by selling books. Xulon Press earns its revenue from the publishing of books.  The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

We have reclassified our statements of operations data for all periods presented to reflect the operating results of WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations.  The Company entered into agreements to sell these radio stations during 2005 and 2006 and completed the sale of all discontinued operations as of the end of 2006.

 The following table sets forth certain statements of operations data for the periods indicated and shows annual changes:

	Year Ended December 31,
	2004	2005	2006	2005 over 2004	2006 over 2005
	(in thousands)			% change
Net broadcasting revenue	$ 184,296	$ 198,852	$ 208,400	7.9%	4.8%
Non-broadcast revenue	9,342	10,790	19,369	15.5%	79.5%
Total revenue	193,638	209,642	227,769	8.3%	8.6%
Operating expenses:
Broadcasting operating expenses	112,334	121,462	131,117	8.1%	7.9%
Cost of denied / abandoned tower site and license upgrade	746	—	—	(100)%	—
Non-broadcast operating expenses	8,600	9,889	18,172	15.0%	83.8%
Legal settlement	—	650	—	—	(100)%
Corporate expenses	17,480	19,607	24,043	12.2%	22.6%
Depreciation	10,538	11,557	12,073	9.7%	4.5%
Amortization	1,533	1,460	3,120	(4.8)%	113.7%
(Gain) / Loss on disposal of assets	3,217	527	(18,647)	(83.6)%	(3,638.3)%
Total operating expenses	154,448	165,152	169,878	6.9%	2.9%
Operating income from continuing operations	39,190	44,490	57,891	13.5%	30.1%
Other income (expense):
Interest income	171	207	210	21.1%	1.4%
Interest expense	(19,931)	(22,559)	(26,342)	13.2%	16.8%
Loss on early redemption of long-term debt	(6,588)	(24)	(3,625)	(99.6)%	15,004.2%
Other expense, net	(116)	(506)	(420)	336.2%	(17.0)%
Income from continuing operations before income taxes	12,726	21,608	27,714	69.8%	28.3%
Provision for income taxes	4,859	8,570	11,167	76.4%	30.3%
Income from continuing operations	7,867	13,038	16,547	65.7%	26.9%
Income (loss) from discontinued operations, net of tax	(534)	(376)	2,452	(29.6)%	(752.1)%
Net income	$ 7,333	$ 12,662	$ 18,999	72.7%	50.0%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Year Ended
	December 31,
	2004	2005	2006

Net broadcasting revenue	95%	95%	92%
Non-broadcast revenue	5%	5%	8%
Total revenue	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	58%	58%	58%
Cost of denied/abandoned tower site and license upgrade	—%	—%	—%
Non-broadcast operating expenses	4%	5%	8%
Legal settlement	—%	—%	—%
Corporate expenses	9%	9%	11%
Depreciation	6%	6%	5%
Amortization	1%	1%	1%
(Gain) Loss on disposal of assets	2%	—%	(8)%

Total operating expenses	80%	79%	75%

Operating income from continuing operations	20%	21%	25%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(10)%	(11)%	(12)%
Loss on early redemption of long-term debt	(3)%	—%	(1)%
Other expense, net	—%	—%	—%
Income from continuing operations before income taxes	7%	10%	12%
Provision for income taxes	3%	4%	5%

Income from continuing operations	4%	6%	7%
Income from discontinued operations, net of tax	—%	—%	1%
Net income	4%	6%	8%

Year ended December 31, 2006 compared to year ended December 31, 2005

      NET BROADCASTING REVENUE.  Net broadcasting revenue increased $9.5 million or 4.8% to $208.4 million for the year ended December 31, 2006, from $198.9 million for the year ended December 31, 2005.  On a same station basis, net broadcasting revenue improved $4.8 million, or 2.4% to $200.6 million for the year ended December 31, 2006, from $195.8 million for the year ended December 31, 2005.  This revenue growth is attributable primarily to increases in net broadcasting revenue on our Christian Teaching and Talk stations of $3.7 million and in net broadcasting revenue on our News Talk stations of $2.4 million.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 52.3% for the year ended December 31, 2006, from 54.0% for the year ended December 31, 2005.  Revenue from block program time as a percentage of our net broadcasting revenue increased to 34.8% for year ended December 31, 2006, from 32.6% for the year ended December 31, 2005.  This change in our revenue mix was primarily due to weakness in the radio advertising market, additional program revenue on our News Talk stations and continued program revenue growth on our Christian Teaching and Talk stations.

      NON-BROADCAST REVENUE.  Non-broadcast revenue increased $8.6 million, or 79.5% to $19.4 million for the year ended December 31, 2006, from $10.8 million for the year ended December 31, 2005.  The increase was primarily due to our acquisitions of Churchstaffing.com in the fourth quarter of 2005 and our acquisitions of Singing News, CrossDaily.com, Townhall.com, and Xulon Press during 2006 plus organic growth of advertising revenue at Salem Web NetworkTM.

BROADCASTING OPERATING EXPENSES.  Broadcast operating expenses increased $9.6 million, or 7.9% to $131.1 million for the year ended December 31, 2006, compared to $121.5 million for the year ended December 31, 2005.  On a same station basis, broadcast operating expense increased $5.3 million or 4.5% to $123.3 million for the year ended December 31, 2006, compared to $118.0 million for the year ended December 31, 2005.  The increase is primarily attributable to higher personnel costs of $3.8 million, including stock based compensation of $0.8 million which was not applicable during the same period of the prior year and including commissions of $0.1 million associated with higher sales, higher advertising costs of $0.5 million, higher facility related costs of $0.6 million associated with recently acquired facilities and higher production costs of $1.2 million associated with station programming.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $8.3 million, or 83.8% to $18.2 million for the year ended December 31, 2006, compared to $9.9 million for the year ended December 31, 2005.  The increase is attributable primarily to costs associated with our acquisitions of Churchstaffing.com in the fourth quarter of 2005 and our acquisitions of Singing News, CrossDaily.com, Townhall.com, and Xulon Press during 2006.

      LEGAL SETTLEMENT.   During the year ended December 31, 2005, we recorded a $0.7 million expense related to a stipulation of settlement of a class action lawsuit.

CORPORATE EXPENSES.  Corporate expenses increased $4.4 million, or 22.65%, to $24.0 million for the year ended December 31, 2006, compared to $19.6 million for the year ended December 31, 2005.  The increase is primarily due to $3.5 million of non-cash stock-based compensation expense associated with the implementation of SFAS No. 123R, “Share-Based Payment” on January 1, 2006, higher personnel costs of $0.3 million, higher research and development costs of $0.2 million and $0.3 million of costs associated with compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      DEPRECIATION AND AMORTIZATION.   Depreciation expense increased $0.5 million, or 4.5%, to $12.1 million for the year ended December 31, 2006, compared to $11.6 million for the year ended December 31, 2005.  The increase is primarily due to depreciation associated with the acquisitions of radio station assets and non-broadcast entities during 2006.  Amortization expense increased $1.6 million, or 113.7%, to $3.1 million for the year ended December 31, 2006, compared to $1.5 million for the year ended December 31, 2005.   The increase in amortization is primarily due to definitive lived assets acquired with non-broadcast media entities during 2005 and 2006.

(GAIN) LOSS ON DISPOSAL OF ASSETS.   Gain on disposal of assets of $18.6 million for the year ended December 31, 2006, was primarily due to gains recognized on various exchange transactions accounted for under SFAS No. 153.  Radio station KLMG-FM, Sacramento, California, was exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold radio station WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was primarily offset by the sale of radio station KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.  We also exchanged radio station KNIT-AM, Dallas, Texas for selected assets of radio station WORL-AM, Orlando, Florida, resulting in a pre-tax gain on the exchange of $3.5 million.  Loss on disposal of assets of $0.5 million for the year ended December 31, 2005, was primarily due to the write-off of various fixed assets and equipment.

      OTHER INCOME (EXPENSE).   Interest expense increased $3.7 million, or 16.8% to $26.3 million for the year ended December 31, 2006, compared to $22.6 million for the year ended December 31, 2005.  The increase in interest expense is due to higher interest rates under our credit facilities and an increase in our net outstanding debt throughout the year.  Net other expense of $0.4 million relates primarily to bank commitment fees associated with our credit facilities.  During the year ended December 31, 2006, we recognized a pre-tax loss of approximately $3.6 million on the redemption of our 9% senior subordinated notes due July 2011, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $11.2 million for the year ended December 31, 2006 compared to $8.6 million for the year ended December 31, 2005.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 40.3% for the year ended December 31, 2006 compared to 39.7% for the year ended December 31, 2005. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.       The income from discontinued operations was approximately $2.5 million, net of tax, for the year ended December 31, 2006, compared to a loss of $0.4 million, net of tax for the prior year.  The gain includes a pre-tax gain of $0.8 million from the sale of WBGB-FM, Jacksonville, Florida and a pre-tax gain of $0.6 million from the sale of WBTK-AM in Richmond, Virginia.  The gain also includes a pre-tax gain of $2.2 million from the sale of WITH-AM, Baltimore, Maryland and a pre-tax gain of $0.1 million for the sale of WJGR-AM, WZNZ-AM, and WZAZ-AM, Jacksonville, Florida.  The loss of $0.4 million for the prior year represents the operating results of WTSJ-AM, WBOB-AM, WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM as discontinued operations to conform to the current period presentations.

  NET INCOME.   We recognized net income of $19.0 million for the year ended December 31, 2006 compared to net income of $12.7 million for the year ended December 31, 2005.  This increase of $6.3 million is comprised of a $19.2 million increase in (gain) losses on disposal of assets, a $9.5 million increase in net broadcast revenue and a $8.6 million increase in non-broadcast revenue offset by a $9.4 million increase in broadcast expenses (exclusive of stock based compensation), a $8.2 million increase in non-broadcast expenses (exclusive of stock-based compensation), an increase of $4.3 million for total stock based compensation expense, a $3.7 million increase in interest expense, a $3.6 million charge on the early redemption of debt, and a $2.6 million increase in our provision for income taxes.

Year ended December 31, 2005 compared to year ended December 31, 2004

      NET BROADCASTING REVENUE.  Net broadcasting revenue increased $14.6 million or 7.9% to $198.9 million for the year ended December 31, 2005, from $184.3 million for the year ended December 31, 2004.  On a same station basis, net broadcasting revenue improved $21.4 million, or 12.3% to $195.8 million for the year ended December 31, 2005, from $174.4 million for the year ended December 31, 2004.  This revenue growth is attributable primarily to an increase in local spot and local program revenue of $7.5 million on our News Talk stations and an increase in national and local program sales of $4.0 million on our Christian Teaching and Talk stations.  Revenue from advertising as a percentage of our net broadcasting revenue remained at 54% compared to the prior year.  Revenue from block program time as a percentage of our net broadcasting revenue increased to 32.6% for the year ended December 31, 2005, from 32.1% for the year ended December 31, 2004.  This change in our revenue mix is primarily due to additional program revenue on our News Talk stations and continued revenue growth on our Christian Teaching and Talk stations.

      NON-BROADCAST REVENUE.  Non-broadcast revenue increased $1.5 million, or 15.5% to $10.8 million for the year ended December 31, 2005, from $9.3 million for the year ended December 31, 2004.  The increase is primarily due to a $0.5 million increase in banner advertising, an increase in radio streaming of $0.5 million, and an increase in online job posting revenue of $0.2 million as a result of our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004.

BROADCASTING OPERATING EXPENSES.  Broadcast operating expenses increased $9.1 million, or 8.1% to $121.5 million for the year ended December 31, 2005, compared to $112.3 for the year ended December 31, 2004.  On a same station basis, broadcast operating expense increased $15.5 million or 15.1% to $117.9 million for the year ended December 31, 2005, compared to $102.4 million for the year ended December 31, 2004.  The increase is primarily due to higher payroll and related costs of $6.3 million, higher rent and utility costs of $2.0 million primarily associated with recently acquired facilities and increased marketing and promotional expense of $0.8 million related to our Christian music stations and the rollout of News Talk format in new markets.

      COST OF DENIED / ABANDONED TOWER SITE AND LICENSE UPGRADE.   During 2004 we wrote off $0.7 million of project costs incurred to upgrade our radio station technical facilities and FCC licenses.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $1.3 million, or $15.0% to $9.9 million for the year ended December 31, 2005, compared to $8.6 million for the year ended December 31, 2004.  The increase is primarily due to our acquisition of the assets of the Internet portal operations of Christianjobs.com in the third quarter of 2004 and the acquisition of the Internet portal operations of Christianity.com in the first quarter of 2005.

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

      DEPRECIATION AND AMORTIZATION.   Depreciation expense increased $1.0 million, or 9.7%, to $11.6 million for the year ended December 31, 2005, compared to $10.5 for the year ended December 31, 2004.  The increase is primarily due to depreciation associated with the acquisitions of radio station assets and Internet business assets during 2005. Amortization expense was $1.5 million in each of the years ended December 31, 2004 and 2005.

(GAIN) LOSS ON DISPOSAL OF ASSETS.   Loss on disposal of assets of $0.5 million for the year ended December 31, 2005, was primarily due to the write-off of various fixed assets and equipment.  Loss on disposal of fixed assets of $3.2 million for year ended December 31, 2004, was primarily due to the results of a physical inventory of our property plant and equipment and included an additional $0.2 million loss from the disposition of certain studio and production equipment being sold in connection with the early termination of a lease with a related party.

      OTHER INCOME (EXPENSE).  Interest income of $0.2 million for the year ended December 31, 2005 and 2004 was interest earned on excess cash.  Interest expense increased $2.7 million, or 13.2% to $22.6 million for the year ended December 31, 2005, compared to $19.9 for the year ended December 31, 2004.  The increase in interest expense was primarily due to increased borrowings on our credit facilities and higher interest rates as well as reduced interest savings of $3.0 million realized from interest rate swaps, partially offset with savings of $2.3 million due to the redemption of $55.6 million of our 9% Notes.  Net other expense of $0.5 million relates primarily to bank commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.      Provision for income taxes was $8.6 million for the year ended December 31, 2005 compared to $4.9 million for the year ended December 31, 2004.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 39.7% for the year ended December 31, 2005 compared to 38.2% for the year ended December 31, 2004. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

      INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.       The loss from discontinued operations of $0.4 million, net of tax, for the year ended December 31, 2005, includes the recovery of a legal settlement of $0.3 million associated with the sale of WYGY-FM, Cincinnati, Ohio, in September 2002, and the net operating results of stations WTSJ-AM, Cincinnati Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM Jacksonville, Florida, WZNZ-AM Jacksonville, Florida, and WZAZ-AM Jacksonville, Florida.  As described in Note 2 to our financial statements, we entered into agreements to sell these radio stations during 2005 and 2006.   All prior periods have been revised to reflect the operating results of these stations as discontinued operations.  Also included in the 2004 loss from discontinued operations is a $91,000 charge, net of tax, related to an increase in a liability associated with the sale of WYGY-FM, Cincinnati, Ohio.

   NET INCOME.   We recognized net income of $12.7 million for the year ended December 31, 2005 compared to net income of $7.3 million for the year ended December 31, 2004.  This increase of $5.4 million is primarily due to an increase in income from continuing operations of $5.2 million and a decrease on loss on early redemption of debt of $6.6 million offset by an increase in interest expense of $2.6 million and an increase in the provision for income taxes of $3.7 million.

NON-GAAP FINANCIAL MEASURES

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income (“SOI”) as net broadcasting revenue less broadcasting operating expenses.  Accordingly, changes in net broadcasting revenue and broadcasting operating expenses, as explained above, have a direct impact on changes in SOI.

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

Year ended December 31, 2006 compared to year ended December 31, 2005

      STATION OPERATING INCOME.       SOI decreased $0.1 million, or 0.1% to $77.3 million for the year ended December 31, 2006, compared to $77.4 million for the year ended December 31, 2005 as a result of the changes in net broadcasting revenue and broadcast operating expense explained above.   As a percentage of net broadcasting revenue, SOI decreased to 37.1% for the year ended December 31, 2006 from 38.9% for the year ended December 31, 2005.  On a same station basis, SOI declined $0.5 million, or 0.6%, to $77.4 million for the year ended December 31, 2006 from $77.9 million for the year ended December 31, 2005.  As a percentage of same station net broadcasting revenue, same station SOI decreased to 38.6% for the year ended December 31, 2006 compared to 39.8% for the year ended December 31, 2005.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2006 and 2005:

	For the Year Ended December 31,
	(Dollars in thousands)

	2005	2006

Station operating income	$ 77,390	$ 77,283
Plus non-broadcast revenue	10,790	19,369
Less non-broadcast operating expenses	(9,889)	(18,172)
Less depreciation and amortization	(13,017)	(15,193)
Less gain (loss) on disposal of assets	(527)	18,647
Less corporate expenses	(19,607)	(24,043)
Less legal settlement	(650)	—
Operating income	$ 44,490	$ 57,891

Year ended December 31, 2005 compared to year ended December 31, 2004

      STATION OPERATING INCOME.   SOI increased $5.4 million, or 7.5% to $77.4 million for the year ended December 31, 2005, compared to $72.0 million for the year ended December 31, 2004 as a result of the changes in net broadcasting revenue and broadcast operating expense explained above.   As a percentage of net broadcasting revenue, SOI decreased to 38.9% for the year ended December 31, 2005 from 39% for the year ended December 31, 2004.  On a same station basis, SOI improved $5.9 million, or 8.2%, to $77.9 million for the year ended December 31, 2005 from $72.0 million for the year ended December 31, 2004.  As a percentage of same station net broadcasting revenue, same station SOI increased to 39.8% for the year ended December 31, 2005 from 41.3% for the year ended December 31, 2004

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2005 and 2004:

	For the Year Ended December 31,
	(Dollars in thousands)

	2004	2005
Station operating income	$ 71,962	$ 77,390
Plus non-broadcast revenue	9,342	10,790
Less cost of denied / abandoned tower site and license upgrade	(746)	—
Less non-broadcast operating expenses	(8,600)	(9,889)
Less depreciation and amortization	(12,071)	(13,017)
Less loss on disposal of assets	(3,217)	(527)
Less corporate expenses	(17,480)	(19,607)
Less legal settlement	—	(650)
Operating income	$ 39,190	$ 44,490

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs incurred up to the point where the project is complete, at which time we transfer the costs to the appropriate fixed asset and/or intangible asset categories. When the completion of a project is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the event the required approval is not considered probable, we write-off the capitalized costs of the project.

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

We perform impairment tests on our FCC licenses and goodwill at least annually. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2006, no impairment was recognized.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and may result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $4.8 million as of December 31, 2006, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

Stock-Based Compensation

The Company has one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the Company.  As of December 31, 2006, a maximum of 3,100,000 shares are authorized under the plan, of which 2,159,604 are outstanding and 1,309,337 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense during 2006 was $4.3 million. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not currently significant to the calculation of fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  SFAS No. 159 is effective beginning January 1, 2008.  We believe that the adoption of SFAS No. 159 will not have a material impact on the company’s results of operations, cash flows or financial position.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective beginning January 1, 2008.  We believe that the adoption of SFAS No. 157 will not have a material impact on the company’s results of operations, cash flows or financial position.

Statement of Financial Accounting Standards No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement was effective for us beginning in the first quarter of fiscal year 2006 and had a significant impact on our results of operations, cash flows and financial position.  As a result of this accounting pronouncement, we recognized a net gain on exchanges of radio stations of $18.7 million for the year ended December 31, 2006, which is reported in discontinued operations and in (gain) loss on disposal of assets.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective beginning January 1, 2007, and the cumulative effect adjustment, if any, will be recorded in the first quarter of 2007. We continue to evaluate the impact of FIN No. 48 on our consolidated financial statements. At this time, we do not know what the impact will be upon the adoption of this standard.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006.   SAB 108 was effective for us beginning in 2006 and there were no adjustments to opening retained earnings resulting from its application.

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

      Cash. Cash and cash equivalents were $0.7 million on December 31, 2006. Working capital was $13.3 million on December 31, 2006. Cash and cash equivalents were $4.0 million on December 31, 2005. Working capital was $35.4 million on December 31, 2005.  During the twelve months ended December 31, 2006, we made net borrowings of $128 million under our credit facilities and used $31.5 million of cash to acquire selected assets of five radio stations, three Internet businesses and two magazine businesses.

      Net cash provided by operating activities decreased by $2.2 million to $36.7 million for the year ended December 31, 2006 compared to $38.9 million in 2005.  The decrease is primarily due to higher cash paid for interest expense of $6.0 million that was offset by an increase in net income from continuing operations of $3.5 million that includes non-cash gains recognized on exchanges of radio stations of $18.6 million and non-cash stock based compensation expense of $4.3 million that were partially offset by an increase in deferred income taxes of $4.4 million and a decrease in deferred revenue of $3.9 million.

      Net cash used by investing activities decreased to $50.6 million for the year ended December 31, 2006, compared to $83.4 million in 2005.  The decrease is primarily due to lower cash outlays for acquisition activity, $31.5 million of cash used to purchase selected assets of five radio stations, three Internet businesses and two magazine businesses during the twelve months ended December 31, 2006, compared to $60.2 million used to purchase selected assets of seven radio stations and one Internet business in the prior year.

      Net cash from financing activities decreased $41.3 million for the year ended December 31, 2006.  The decrease is primarily due to cash used for the redemption of our 9% notes of $98.3 million which included a premium, the payment of a special cash dividend of $14.6 million, and treasury stock repurchases of $20.7 million offset by net borrowings of $129.0 million.

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

The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility. As of December 31, 2006, the borrowing capacity and aggregate commitments were $75.0 million under our revolving credit facility, $73.1 million under our term loan B facility and $165.0 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of December 31, 2006, we could borrow $51.9 million under our credit facilities.

On December 31, 2006, $73.1 million was outstanding under the term loan B facility, $165.0 million was outstanding under the term loan C facility and $19.1 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At December 31, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.95%.

The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of December 31, 2006. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at December 31, 2006, on a pro forma basis, was 5.88 to 1.

Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.0 to 1 through June 30, 2009 increasing in increments to 2.5 to 1 after June 30, 2009), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.0 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 4.0 to 1 through the remaining term of the credit facilities), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our assets and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

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

      As of December 31, 2006, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

     Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  As collateral for the Swingline, the company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of December 31, 2006, $1.2 million was outstanding under the Swingline bearing interest at 8.25%.

      As of December 31, 2006, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

      As of December 31, 2006, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

A summary of long-term debt obligations is as follows:

Summary of Long-Term Debt Obligations	As of December 31, 2005	As of December 31, 2006
	(Dollars in thousands)

Term loan B	$ 73,875	$ 73,125
Term loan C	50,000	165,000
Revolving line of credit under credit facility	6,600	19,100
Swingline credit facility	—	1,241
9% senior subordinated notes due 2011 (1)	96,664	—
7¾% senior subordinated notes due 2010	100,000	100,000
Fair market value of interest rate swap agreement	215	—
Capital leases and other loans	142	2,560
	$ 327,496	$ 361,026
Less current portion	811	2,048
	$ 326,685	$ 358,978

(1)  Includes $2,633 as of December 31, 2005 of fair value adjustments related to terminated interest rate swaps.  The principal amount outstanding was $94,031 as of December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

      At December 31, 2006 and 2005, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our aggregate contractual obligations at December 31, 2006, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods

	Payments Due by Period
Contractual		Less than 1	1-3	3-5	More Than 5
Obligations	Total	year	years	years	years
	(Dollars in thousands)

Long-term debt, including current portion	$ 358,466	$ 1,991	$ 20,600	$ 335,875	$ —
Interest payments on long-term debt (1)	58,875	17,942	34,603	6,330	—
Capital lease obligations and other loans	2,560	57	2,493	10	—
Operating leases	77,280	9,920	17,246	14,408	35,706

Total contractual cash obligations	$ 497,181	$ 29,910	$ 74,942	$ 356,623	$ 35,706

(1)

Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2006 rates.  Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancing.   See Note 4 to the accompanying consolidated financial statements for further details.

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

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.  On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% senior subordinated notes.  As a result of the redemption, we wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.  Interest expense for the year ended December 31, 2006, was reduced by approximately $0.3 million related to the amortization of the buyout premium received.

       During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized approximately $110,000 in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% Notes.  As a result of this redemption, we recorded a loss on the swap of approximately $0.3 million which is included in the loss on early redemption of long-term debt.  We recognized approximately $33,000 in interest expense for twelve months ended December 31, 2006 related to the amortization of capitalized buyout premium.

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2006, was reduced by approximately $69,000 as a result of the difference between the interest rates.  As of December 31, 2006, we recorded an asset for the fair value of the interest swap of approximately $50,000. This amount, net of income tax benefits of approximately $20,000, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2006, was reduced by approximately $114,000 as a result of the difference between the interest rates.  As of December 31, 2006, we recorded an asset for the fair value of the interest swap of approximately $0.5 million.  This amount, net of income tax benefits of approximately $0.2 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2006, was reduced by approximately $139,000 as a result of the difference between the interest rates. As of December 31, 2006, we recorded an asset for the fair value of the interest swap of approximately $0.8 million.  This amount, net of income taxes of approximately $0.3 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

      On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  As of December 31, 2006, interest expense of $53,000 was booked related to our interest rate caps.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of December 31, 2006, we had borrowed $257.2 million under our credit facilities and Swingline.  As of December 31, 2006, we could borrow up to an additional $51.9 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.95%. At December 31, 2006 a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.7 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of December 31, 2006, with an aggregate fair value of $101.4 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $98.1 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $104.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Salem Communications Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 Salem Communications Corporation changed its method of accounting for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) and its method of accounting for exchanges of non-monetary assets in accordance with Statement of Financial Accounting Standards No. 153.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Salem Communications Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 15, 2007

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,
ASSETS	2005	2006
Current assets:
Cash and cash equivalents	$3,979	$710
Trade accounts receivable (less allowance for doubtful accounts of $7,215 in 2005 and $7,606 in 2006)	30,953	31,984
Other receivables	1,579	551
Prepaid expenses	2,468	2,330
Deferred income taxes	4,614	5,020
Assets of discontinued operations	12,456	-
Total current assets	56,049	40,595
Property, plant and equipment, net	116,245	128,713
Broadcast licenses	443,092	476,544
Goodwill	16,803	20,606
Other indefinite-lived intangible assets	-	2,892
Amortizable intangible assets (net of accumulated amortization of $7,726 in 2005 and $10,846 in 2006)	3,244	8,368
Bond issue costs	2,742	593
Bank loan fees	3,709	2,996
Fair value of interest rate swap agreements	743	1,290
Other assets	3,303	3,667
Total assets	$645,930	$686,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$3,421
Accrued expenses	5,606	6,446
Accrued compensation and related expenses	6,461	7,033
Accrued interest	5,429	4,275
Deferred revenue	1,903	4,050
Current portion of long-term debt and capital lease obligations	811	2,048
Income tax payable	-	22
Total current liabilities	20,658	27,295
Long-term debt and capital lease obligations, less current portion	326,685	358,978
Deferred income taxes	40,810	53,935
Deferred revenue	7,304	7,063
Other liabilities	1,355	1,277
Total liabilities	396,812	448,548
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,410,992 issued and 19,771,199 outstanding shares in 2005; 20,424,242 issued and 18,293,824 outstanding in 2006	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares in 2005 and 2006	56	56
Additional paid-in capital	217,036	221,466
Retained earnings	43,043	47,433
Treasury stock, at cost (639,793 shares and 2,130,418 shares as of December 31, 2005 and 2006, respectively)	(11,539)	(32,218)
Accumulated other comprehensive income	318	775
Total stockholders’ equity	249,118	237,716
Total liabilities and stockholders’ equity	$645,930	$686,264
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2004	2005	2006
Net broadcasting revenue	$184,296	$198,852	$208,400
Non-broadcast revenue	9,342	10,790	19,369
Total revenue	193,638	209,642	227,769
Operating expenses:
Broadcasting operating expenses exclusive of depreciation and amortization shown below (including $1,101, $1,115 and $1,117 for the years ended December 31, 2004, 2005 and 2006, respectively, paid to related parties)	112,334	121,462	131,117
Cost of denied / abandoned tower site and license upgrade	746	—	—
Non-broadcast operating expenses exclusive of depreciation and amortization shown below	8,600	9,889	18,172
Legal settlement	—	650	—
Corporate expenses exclusive of depreciation and amortization shown below (including $342, $256 and $235 for the years ended December 31, 2004, 2005 and 2006, respectively, paid to related parties)	17,480	19,607	24,043
Depreciation (including $414, $394 and $862 for the years ended December 31, 2004, 2005 and 2006, respectively, for non-broadcast businesses)	10,538	11,557	12,073
Amortization (including $620, $518 and $2,405 for the years ended December 31, 2004, 2005 and 2006, respectively, for non-broadcast businesses)	1,533	1,460	3,120
(Gain) loss on disposal of assets	3,217	527	(18,647)
Total operating expenses	154,448	165,152	169,878
Operating income from continuing operations	39,190	44,490	57,891
Other income (expense):
Interest income	171	207	210
Interest expense	(19,931)	(22,559)	(26,342)
Loss on early redemption of long-term debt	(6,588)	(24)	(3,625)
Other expense, net	(116)	(506)	(420)
Income from continuing operations before income taxes	12,726	21,608	27,714
Provision for income taxes	4,859	8,570	11,167
Income from continuing operations	7,867	13,038	16,547
Income (loss) from discontinued operations, net of tax	(534)	(376)	2,452
Net income	$7,333	$12,662	$18,999
Other comprehensive income, net of tax	—	318	457
Comprehensive income	$7,333	$12,980	$19,456

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2004	2005	2006
Basic earnings (loss) per share data:
Earnings per share from continuing operations	$0.31	$0.51	$0.68
Income (loss) per share from discontinued operations	(0.02)	(0.01)	0.10
Basic earnings per share	0.29	0.49	0.78

Diluted earnings (loss) per share data:
Earnings per share from continuing operations	$0.31	$0.51	$0.68
Income (loss) from discontinued operations	(0.02)	(0.01)	0.10
Diluted earnings per share	0.29	0.49	0.78

Basic weighted average shares outstanding	25,220,678	25,735,641	24,215,867

Diluted weighted average shares outstanding	25,371,649	25,794,875	24,223,751

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional			Other
					Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income	Total
Stockholders’ equity, January 1, 2004	17,956,567	$180	5,553,696	$56	$148,538	$23,048	—	—	$171,822
Public issuance of class A common stock	2,325,000	23	—	—	65,691	—	—	—	65,714
Options exercised	127,175	1	—	—	2,272	—	—	—	2,273
Tax benefit related to stock options exercised	—	—	—	—	495	—	—	—	495
Net income	—	—	—	—	—	7,333	—	—	7,333
Stockholders’ equity, December 31, 2004	20,408,742	204	5,553,696	56	216,996	30,381	—	—	247,637
Options exercised	2,250	—	—	—	33	—	—	—	33
Tax benefit related to stock options exercised	—	—	—	—	7	—	—	—	7
Class A common stock shares repurchased	—	—	—	—	—	—	(11,539)	—	(11,539)
Net unrealized income on interest rate swap agreement	—	—	—	—	—	—	—	318	318
Net income	—	—	—	—	—	12,662	—	—	12,662
Stockholders' equity, December 31, 2005	20,410,992	204	5,553,696	56	217,036	43,043	(11,539)	318	249,118
Options exercised	13,250	—	—	—	95	—	—	—	95
Tax benefit related to stock options exercised	—	—	—	—	1	—	—	—	1
Class A common stock shares repurchased	—	—	—	—	—	—	(20,679)	—	(20,679)
Dividends	—	—	—	—	—	(14,609)	—		(14,609)
Stock based compensation	—	—	—	—	4,334	—	—	—	4,334
Net unrealized income on interest rate swap agreement	—	—	—	—	—	—	—	457	457
Net income	—	—	—	—	—	18,999	—	—	18,999
Stockholders' equity, December 31, 2006	20,424,242	204	5,553,696	56	221,466	47,433	(32,218)	775	237,716
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2004	2005	2006
OPERATING ACTIVITIES
Income from continuing operations	$7,867	$13,038	$16,547
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	—	—	4,334
Depreciation and amortization	12,071	13,017	15,193
Amortization of bond issue costs and bank loan fees	1,486	1,470	1,360
Amortization and accretion of financing items	—	(687)	(166)
Provision for bad debts	3,821	2,793	3,566
Deferred income taxes	3,787	8,024	12,414
(Gain) loss on disposal of assets	3,217	527	(18,647)
Loss on early redemption of debt	6,588	24	3,625
Costs of denied tower site and license upgrade	746	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,847)	(4,211)	(3,488)
Prepaid expenses and other current assets	1,189	(335)	154
Accounts payable and accrued expenses	(279)	446	1,256
Deferred revenue	131	4,441	569
Other liabilities	156	356	(78)
Income taxes payable	—	—	22
Net cash provided by continuing operating activities	38,933	38,903	36,661
INVESTING ACTIVITIES
Capital expenditures	(17,667)	(22,222)	(21,122)
Deposits on radio station acquisitions	(425)	670	—
Purchases of radio station assets	(26,460)	(53,249)	(20,229)
Purchases of Internet and magazine businesses	—	(6,940)	(11,246)
Proceeds from sale of property, plant and equipment and broadcast licenses	1	80	2,400
Other	394	(1,761)	(364)
Net cash used in investing activities	(44,157)	(83,422)	(50,561)
FINANCING ACTIVITIES
Net proceeds from issuance of Class A common stock	65,714	—	—
Repurchase of Class A common stock	—	(11,539)	(20,679)
Payments to redeem 9% Notes	(55,630)	—	(94,031)
Proceeds from borrowings under credit facilities	24,000	87,750	156,000
Payments of long-term debt and notes payable	(20,000)	(41,275)	(28,009)
Proceeds from exercise of stock options	2,273	33	95
Tax benefit related to stock options exercised	495	7	1
Payment of cash dividend on common stock	—	—	(14,609)
Issuance of loans and capital lease obligations	24	84	—
Payments on capital lease obligations	(18)	(9)	(26)
Payments for interest rate swap	(440)	(339)	—
Payments of costs related to bank credit facility and debt financing	(497)	(870)	(273)
Proceeds from interest rate swap termination	—	3,730	—
Payment of bond premium	(4,998)	(24)	(4,231)
Other	—	—	1,989
Net cash provided by (used in) financing activities	10,923	37,548	(3,773)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(663)	(123)	(3,251)
Investing cash flows	338	79	17,655
Total cash inflow (outflow) form discontinued operations	(325)	(44)	14,404
Net increase (decrease) in cash and cash equivalents	5,374	(7,015)	(3,269)
Cash and cash equivalents at beginning of period	5,620	10,994	3,979
Cash and cash equivalents at end of period	$10,994	$3,979	$710

See accompanying notes
SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Year Ended December 31,
	2004	2005	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,627	$21,447	$27,496
Income taxes	300	341	256
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

      The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. The Company, excluding its subsidiaries, is herein referred to as Parent. In May 2000, the Company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation (“HoldCo”) and Salem Communications Acquisition Corporation (“AcquisitionCo”), each a Delaware corporation. HoldCo is the issuer of the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”). HoldCo is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. In July 2000, the Company formed SCA License Corporation (“SCA”), a Delaware corporation. HoldCo and AcquisitionCo are direct subsidiaries of the Company; SCA is a wholly-owned subsidiary of AcquisitionCo. Parent, AcquisitionCo and all of its subsidiaries and all of the subsidiaries of HoldCo are Guarantors of the 7¾% Notes discussed in Note 4. The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company’s direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis and the 7¾% Notes. SCA owns the assets of eight radio stations as of December 31, 2006. See Note 13 for certain consolidating information with respect to the Company.

Description of Business

      Salem is a domestic U.S. radio broadcast company, which has traditionally provided talk and music programming targeted at audiences interested in Christian and family issues. Salem operated 104 and 97 radio stations across the United States at December 31, 2005 and 2006, respectively. The Company also owns and operates Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Radio Representatives (“SRR”) and Vista Radio Representatives (“VRR”). SRN, SNN, SMN and RSN are radio networks, which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem’s stations. SRR and VRR sell commercial air time to national advertisers for Salem’s radio stations and networks, and for independent radio station affiliates.

      Additionally, Salem also owns and operates Internet businesses, including Salem Web Network (“SWN”) and Townhall.com, and publishing businesses including Salem Publishing and Xulon Press.  SWN and Townhall.com provide Christian and conservative editorial content on the Internet as well as on-demand audio streaming and related services. Salem Publishing and Xulon publish magazines and books that follow the Christian music industry and that serve the Christian audience. The revenue and related operating expenses of these businesses are reported as “non-broadcast” on the consolidated Statements of Operations.

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

      Revenue from the sale of products and services from the Company’s non-broadcast businesses is recognized when the products are shipped and the services are rendered. Revenue from the sale of advertising in Salem Publishing’s publications is recognized upon publication. Revenue from the sale of subscriptions to Salem Publishing’s publications is recognized over the life of the subscription.  Revenues from book sales are recorded by Xulon Press when shipment occurs.

      Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcasting revenue for the years ended December 31, 2004, 2005 and 2006 was approximately $5.4 million, $5.5 million and $5.4 million, respectively, and barter expenses were approximately the same as barter revenue for each period. The Company records its broadcast advertising provided in exchange for goods and services as broadcasting revenue and the goods or services received in exchange for such advertising as broadcasting operating expenses.

Accounting For Stock Based Compensation

     The Company has one employee compensation plan, described more fully in “Note 7. Stock Option Plan.” Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. Prior to January 1, 2006, the Company accounted for awards granted under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended.  The exercise price of options is equal to the market price of Salem Communications common stock on the date of grant. Additionally, the stock purchase plan was deemed non-compensatory under APB No. 25. Accordingly, no share-based compensation, other than insignificant amounts of acquisition-related compensation, was recognized on the consolidated financial statements prior to 2006.

     Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company followed the alternative transition method discussed in Financial Accounting Standards Board (“FASB”) Staff Position No. 123(R)-3.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  SFAS No. 159 is effective beginning

January 1, 2008.  The Company believes that the adoption of SFAS No. 159 will not have a material impact on the Company’s results of operations, cash flows or financial position.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective beginning January 1, 2008.  The Company believes that the adoption of SFAS No. 157 will not have a material impact on the Company’s results of operations, cash flows or financial position.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective beginning January 1, 2007, and the cumulative effect adjustment, if any, will be recorded in the first quarter of 2007.  The Company continues to evaluate the impact of FIN No. 48 on its consolidated financial statements. At this time, the Company does not know what the impact will be upon the adoption of this standard.

Statement of Financial Accounting Standards No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement was effective for the Company beginning in the first quarter of fiscal year 2006 and had a significant impact on the Company’s results of operations, cash flows and financial position.  As a result of this accounting pronouncement, the Company recognized a net gain on exchanges of radio stations of $18.7 million for the year ended December 31, 2006 which is reported in discontinued operations and in (gain) loss on disposal of assets.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the first interim period of the first fiscal year ending after November 15, 2006.   SAB 108 was effective for the Company beginning in 2006 and there were no adjustments to opening retained earnings resulting from its application.

Discontinued Operations

The following table sets forth the components of income (loss) from discontinued operations, net of tax, for the years ended December 31, 2004, 2005 and 2006 (dollars in thousands).

	Year Ended December 31,
	2004	2005	2006

Operating loss	$(875)	$(897)	$(327)
Gain on sale or exchange of station	—	325	4,332
Gain (loss) from discontinued operations, net of tax	(875)	(572)	4,005
Provision (benefit) for income taxes	(341)	(196)	1,553

Income (loss) from discontinued operations, net of tax	$(534)	$(376)	$2,452

Details of these transactions are as follows:

On February 10, 2006, the Company exchanged radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash for selected assets of radio station WLQV-AM, Detroit, Michigan.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WTSJ-AM and WBOB-AM as discontinued operations through the date of the sale.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.  The exchange was accounted for under SFAS No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” and resulted in a pre-tax gain on the exchange of $0.7 million.

On July 17, 2006, the Company completed the sale of radio station WBTK-AM, Richmond, Virginia, for $1.5 million resulting in a pre-tax gain of $0.6 million.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WBTK-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

On September 18, 2006, the Company completed the sale of radio station WBGB-FM, Jacksonville, Florida for $7.6 million resulting in a pre-tax gain of $0.8 million.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WBGB-FM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

On December 1, 2006, the Company completed the sale of radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida for $2.8 million resulting in a pre-tax gain of $0.1 million.  The assets were sold to Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”).  Chesapeake-Portsmouth is a company controlled by Nancy Epperson, wife of Salem's Chairman of the Board Stuart W. Epperson and sister of Salem’s CEO Edward G. Atsinger III.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida as discontinued operations.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.

On December 22, 2006, the Company completed the sale of radio station WITH-AM, Baltimore, Maryland for $3.0 million resulting in a pre-tax gain of $2.2 million.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WITH-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software	3 years
Record and tape libraries	5 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

      The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 2004, 2005 and 2006.

Amortizable Intangible Assets

      Intangible assets acquired in conjunction with the acquisition of various radio stations and non-broadcast businesses are being amortized over the following estimated useful lives using the straight-line method:

Category	Life
Customer lists and contracts	Lesser of 5 years or life of contract
Favorable and assigned leases	Life of the lease
Other	5-10 years

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2006
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,404	$(6,030)	$4,374
Domain and brand names	4,487	(1,533)	2,954
Favorable and assigned leases	1,581	(1,144)	437
Other amortizable intangible assets	2,742	(2,139)	603
	$19,214	$(10,846)	$8,368

	As of December 31, 2005
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$5,419	$(4,062)	$1,357
Domain and brand names	1,878	(766)	1,112
Favorable and assigned leases	1,581	(1,059)	522
Other amortizable intangible assets	2,092	(1,839)	253
	$10,970	$(7,726)	$3,244

      Based on the amortizable intangible assets as of December 31, 2006, the Company estimates amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2007	$ 2,922
2008	2,467
2009	1,215
2010	775
2011	313
Thereafter	676
Total	$ 8,368

      The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of intangible assets have been made during the years ended December 31, 2004, 2005 and 2006.

Goodwill and Indefinite Lived Intangible Assets

      The Company accounts for goodwill and other indefinite lived intangible assets in accordance with SFAS No.142, “Goodwill and Other Intangible Assets.”  Accordingly, the Company does not amortize goodwill or other indefinite lived intangible assets, but rather tests for impairment at least annually, or when events indicate that impairment may exist. The Company completed its annual impairment tests in the fourth quarter of 2006  The Company estimates fair value of its indefinite lived intangibles using a combination of market analysis, review of appraisals and cash flow analysis.  No adjustments to the carrying value of goodwill and other indefinite long-lived assets were necessary based on our review and evaluations.

(Gain) Loss on Disposal of Assets

In preparation for the implementation of a fixed asset management and tracking system, Salem conducted a physical inventory of its property, plant and equipment during 2004.  Based on the results, the Company wrote-off certain assets, with a net book value of approximately $3.1 million, charged to loss on disposal of assets during the third and fourth quarter of 2004.  Additionally, the loss during the year ended December 31, 2004, includes $0.2 million from the disposition of certain studio and production equipment being sold in connection with the early termination of a lease with a related party.  Loss on disposal of assets of $0.5 million for the year ended December 31, 2005 was primarily due to the write-off of various fixed assets and equipment.  Gain on disposal of assets of $18.6 million for the year ended December 31, 2006 was primarily due to the gains recognized on various exchange transactions accounted for under SFAS No. 153 as explained in Note 2.

Leases

At the time a lease is entered, the Company determines the classification of the lease as either a capital or operating lease based on the factors listed in SFAS No. 13 “Accounting for Leases”.  Lease terms generally range from one to ten years with rent expense recorded on a straight line basis for financial reporting purposes.

Leasehold Improvements

If, at any time during tenancy, the Company elects to construct or otherwise invest in leasehold improvements to the property, the Company capitalizes the improvements.  Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining lease term.

Bond Issue Costs

      Bond issue costs are being amortized over the terms of the 7¾% Notes as an adjustment to interest expense.

Derivative Instruments

The Company is exposed to fluctuations in interest rates. Salem actively monitors these fluctuations and uses derivative instruments from time to time to manage the related risk. In accordance with our risk management strategy, Salem uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. The Company’s use of derivative instruments may result in short-term gains or losses that may increase the volatility of Salem’s earnings.

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

During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.  On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% senior subordinated notes.  As a result of the redemption, the Company wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.  Interest expense for the year ended December 31, 2006, was reduced by approximately $0.3 million related to the amortization of the buyout premium received.

During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to the 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized approximately $110,000 in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, the Company completed the redemption of the remainder of our outstanding 9% Notes.  As a result of this redemption, the Company recorded a loss on the swap of approximately $0.3 million which is included in the loss on early redemption of long-term debt.  The Company recognized approximately $33,000 in interest expense for twelve months ended December 31, 2006 related to the amortization of capitalized buyout premium.

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2006, was reduced by approximately $69,000 as a result of the difference between the interest rates.  As of December 31, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $50,000. This amount, net of income tax benefits of approximately $20,000, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2006, was reduced by approximately $114,000 as a result of the difference between the interest rates.  As of December 31, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $0.5 million.  This amount, net of income tax benefits of approximately $0.2 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2006, was reduced by approximately $139,000 as a result of the difference between the interest rates. As of December 31, 2006, the Company recorded an asset for the fair value of the interest swap of approximately $0.8 million.  This amount, net of income taxes of approximately $0.3 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

       On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  For the year ended December 31, 2006, interest expense of $53,000 was recorded related to our interest rate caps.

Income Taxes

      The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company accounts for changes in the fair value of its interest rate swaps as a component of Other Comprehensive Income.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 762,875, 1,924,269 and 2,152,564 shares of Class A common stock were outstanding at December 31, 2004, 2005 and 2006, respectively.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. These options from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
Weighted average shares	25,220,678	25,735,641	24,215,867
Effect of dilutive securities - stock options	150,971	59,234	7,884
Weighted average shares adjusted for dilutive securities	25,371,649	25,794,875	24,223,751

Segments

      The Company presents its segment information in Note 12. The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of our Internet businesses, SWN and Townhall.com and our publishing businesses, Salem Publishing and Xulon Press, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as non-broadcast. The radio broadcasting segment also operates various radio networks.

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

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications include the accounting for WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida as discontinued operations as discussed in Note 2.   The accompanying Consolidated Statement of Operations reflect the results of these stations as discontinued operations for the year ended December 31, 2006.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

NOTE 2. ACQUISITIONS AND DISPOSITIONS OF ASSETS

      During the year ended December 31, 2006, the Company completed the following transactions:

Acquisition Date	Station(s)	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
January 23, 2006	WTLN-AM	Orlando, FL	$5,497	No
January 23, 2006	WHIM-AM	Orlando, FL	4,503	No
February 3, 2006	WORL-AM (1)	Orlando, FL	3,998	Yes
February 10, 2006	WLQV-AM (1)	Detroit, MI	8,813	No
May 12, 2006	KKFS-FM (1)	Sacramento, CA	21,835	Yes
October 1, 2006	KORL-AM (1)	Honolulu, HI	1,546	Yes
			$46,192

(1) Indicates that the station was acquired through an exchange as detailed below.

The purchase price was allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 4,305
Amortizable intangible assets	406
Goodwill	211
Broadcast licenses	41,270
$ 46,192

The accompanying Consolidated Balance Sheets includes the acquired assets and liabilities of each acquired entity as of their respective date of acquisition.  With the exception of WTLN-AM, WHIM-AM, and KKFS-FM, the results of operations are included in the accompanying Consolidated Statements of Operations as of the date of acquisition.  The operating results for both WTLN-AM and WHIM-AM were included in the accompanying Consolidated Statements of Operations beginning on October 1, 2005, the date on which the Company began operating each station under a local marketing agreement (“LMA”) with the seller pending approval of the acquisition by the Federal Communication Commission (“FCC”).   The operating results of KKFS-FM were included in the accompanying Consolidated Statements of Operations beginning on July 28, 2005, the date on which the Company began operating the station under an LMA agreement with the seller pending approval of the exchange by the FCC.

On February 3, 2006, the Company exchanged radio station KNIT-AM, Dallas, Texas, for selected assets of radio station WORL-AM, Orlando, Florida.  The exchange was accounted for under SFAS No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” which was adopted on January 1, 2006, resulting in a pre-tax gain on the exchange of $3.5 million.

On February 10, 2006, the Company exchanged radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash for selected assets of radio station WLQV-AM, Detroit, Michigan.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WTSJ-AM and WBOB-AM as discontinued operations.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.  The exchange was accounted for under SFAS No. 153, and resulted in a pre-tax gain on the exchange of $0.7 million.

On May 12, 2006, the Company exchanged radio station KLMG-FM, Sacramento, California, for selected assets of radio station KKFS-FM, Sacramento, California. The exchange was accounted for under SFAS No. 153 and resulted in a pre-tax gain on the exchange of $14.6 million.  Additionally, the Company sold radio station KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.

On May 31, 2006, the Company sold radio station WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million.

On July 17, 2006, the Company completed the sale radio station WBTK-AM, Richmond, Virginia, for $1.5 million resulting in a pre-tax gain of $0.6 million.   The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WBTK-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

On September 18, 2006, the Company completed the sale of radio station WBGB-FM, Jacksonville, Florida for $7.6 million resulting in a pre-tax gain of $0.8 million.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WBGB-FM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

On October 1, 2006, the Company exchanged radio station KHCM-AM, Honolulu, Hawaii and $1.0 million in cash for selected assets of radio station KORL-AM, Honolulu, Hawaii.  The Company retained the call letters of the station.  The exchange was accounted for under SFAS No. 153 and resulted in a pre-tax loss on the exchange of $0.04 million.

On December 1, 2006, the Company completed the sale of radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida for $2.8 million resulting in a pre-tax gain of $0.1 million.  The assets were sold to Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”).  Chesapeake-Portsmouth is a company controlled by Nancy Epperson, wife of Salem's Chairman of the Board Stuart W. Epperson and sister of CEO Edward G. Atsinger III.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida as discontinued operations.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.

On December 22, 2006, the Company completed the sale of radio station WITH-AM, Baltimore, Maryland for $3.0 million resulting in a pre-tax gain of $2.2 million.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2006 reflect WITH-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

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

On April 28, 2006, the Company acquired the Internet website Townhall.com and its related operations for $4.8 million, upon which a $2.6 million seller financed non-interest bearing note was issued.  The purchase price includes $1.3 million of goodwill.

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

The purchase price for these transactions was allocated as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 391
Amortizable intangible assets	7,806
Goodwill	2,099
Mastheads	2,892
$ 13,188

Other Pending Transactions:

On December 1, 2006, the Company entered an LMA agreement with Good Karma Broadcasting, LLC for WKNR-AM serving the Cleveland, OH market.  Good Karma Broadcasting began to operate this station as of the LMA date.  The accompanying Consolidated Statement of Operations excludes the operating results of this station as of the LMA date.   On February 7, 2007, the Company completed the sale of WKNR-AM to Good Karma for $7.0 million.

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
			$50,750

The purchase price was allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 3,953
Amortizable intangible assets	198
Goodwill	616
Broadcast licenses	45,983
$ 50,750

Other Completed Transactions:

On January 3, 2005, the Company exchanged radio stations KHNR-AM and KHCM-AM, both in Honolulu, Hawaii, for selected assets of radio station KGMZ-FM, Honolulu, Hawaii. The net carrying amount of the assets exchanged approximated $1.2 million. No gain or loss was recognized by the Company as a result of this exchange.

On February 11, 2005, the Company acquired the Internet website Christianity.com and its related operations for $3.4 million, which included $2.0 million of goodwill.

On March 31, 2005, the Company exchanged radio station WZFS-FM, Chicago, Illinois for selected assets of radio stations WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas and KHCK-AM, Dallas, Texas. The net carrying amount of the assets exchanged approximated $3.9 million. No gain or loss was recognized by the Company as a result of this exchange.  The accompanying Consolidated Statement of Operations reflect this transaction as of November 1, 2004, the date the parties entered an LMA pending FCC approval of the exchange.

On June 30, 2005, the Company exchanged radio station KSFB-FM, San Francisco, California for selected assets of radio station KOSL-FM, Sacramento, California. The net carrying amount of the assets exchanged approximated $7.2 million. No gain or loss was recognized by the Company as a result of this exchange.   The accompanying Consolidated Statement of Operations reflect this transaction as of November 15, 2004, the date the parties entered an LMA pending FCC approval of the exchange.

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
			$26,295

The purchase price was allocated to the assets acquired as follows:

		Amount
		(Dollars in thousands)
Asset
	Property and equipment	$ 1,865
	Broadcast licenses	24,430
		$ 26,295

      On July 30, 2004, the Company acquired the assets of the Internet portal operations of Christianjobs.com for $0.4 million.

      On September 29, 2004, the Company entered into an agreement to exchange radio stations WZFS-FM, Chicago, Illinois and KSFB-FM, San Francisco, California for selected assets of radio stations WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas, KHCK-AM, Dallas, Texas and KOSL-FM, Sacramento, California. The Company began to operate WIND-AM, Chicago, Illinois, KOBT-FM, Houston, Texas and KHCK-AM, Dallas, Texas effective November 1, 2004 and KOSL-FM, Sacramento, California effective November 15, 2004 under LMAs.  Additionally, the Company discontinued operating the stations it divested under an LMA effective November 1, 2004.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following:

	December 31,
	2005	2006
	(Dollars in thousands)

Land	$ 27,719	$ 30,515
Buildings	17,054	24,641
Office furnishings and equipment	25,303	28,110
Antennae, towers and transmitting equipment	58,716	62,360
Studio and production equipment	26,486	27,403
Computer software	2,734	3,212
Record and tape libraries	194	186
Automobiles	1,006	1,087
Leasehold improvements	11,503	12,248
Construction-in-progress	10,287	13,717
	181,002	203,479
Less accumulated depreciation	64,757	74,766
	$ 116,245	$ 128,713

NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

On June 9, 2006, the Company amended its credit facilities.  The primary modifications to the credit agreement included:  increasing the loan commitments to $315 million; allowing for the payment of up to $5.0 million per year in dividends and the payment of an additional $30.0 million in dividends during the life of the credit facility; allowing for the repurchase of stock and payment of dividends, in addition to amounts repurchased prior to June 9, 2006, up to $50.0 million when total leverage is greater than 4.00 to 1.00 but less than 5.50 to 1.00 and up to $15 million when total leverage is greater than 5.50 to 1.00; and allowing for the repurchase of stock or the payment of additional dividends with a portion of the proceeds of asset sales.

Long-term debt consisted of the following:

	December 31,
	2005	2006
	(Dollars in thousands)

Term loans under credit facility	$123,875	$238,125
Revolving line of credit under credit facility	6,600	19,100
Swingline credit facility	-	1,241
9% Senior Subordinated Notes due 2011 (1)	96,664	-
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Fair market value of interest swap of interest rate swap agreement	215	-
Capital leases and other loans	142	2,560
	327,496	361,026
Less current portion	811	2,048
	$326,685	$358,978

(1)  Includes $2,633 as of December 31, 2005 of fair value adjustments related to terminated interest rate swaps.  The principal amount outstanding was $94,031 as of December 31, 2005.

      Since the revolving line of credit under the credit facilities and the term loan under the credit facilities carry floating interest rates, the carrying amounts approximate fair market value. The 9% Notes were issued in June 2001 at par. The 7¾% Notes were issued in December 2002 at par. At December 31, 2006, the fair market value of the 7¾% Notes was approximately $101.4 million.

Revolving Line of Credit with Banks

      HoldCo is the borrower under the Company’s credit facilities. On July 7, 2005, the credit facilities were amended to, among other things, add a $150.0 million delayed-draw term loan C facility (“term loan C facility”).  The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $150.0 million term loan C facility. As of December 31, 2006, the borrowing capacity and aggregate commitments was $19.1 million under the revolving credit facility, $73.1 million under the term loan B facility and $165.0 million under the term loan C facility. The amount the Company can borrow, however, is subject to certain restrictions as described below. At December 31, 2006, $73.1 million was outstanding under the term loan B facility, $165 million was outstanding under the term loan C facility and $19.1 million was outstanding under the revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or HoldCo. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require the Company, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If the Company is required to make these prepayments, the borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilitates below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at HoldCo’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.95%. If an event of default occurs, the rate may increase by 2.0%.

The maximum amount that HoldCo may borrow under its credit facilities is limited by a ratio of HoldCo’s consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). HoldCo’s credit facilities will allow it to adjust the total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of December 31, 2006. The ratio will decline periodically until December 31, 2007, at which point it will remain at 5.5 to 1 through March 2009. The Total Leverage Ratio under the credit facilities at December 31, 2006, on a pro forma basis, was 5.88 to 1, resulting in a borrowing availability under the term loan C facility and revolving credit facility of approximately $51.9 million.

The credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits the Company’s ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of the Company’s business. The credit facilities also require the Company to satisfy specified financial covenants, which covenants require the Company on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 1.5 to 1 through June 29, 2005 increasing in increments to 2.5 to 1 after June 30, 2008), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.00 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 3.5 to 1 through March 2009), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for HoldCo, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of Salem and its subsidiaries’ assets and pledges of all of the capital stock of its subsidiaries.

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

Swingline Credit Facility

     On June 1, 2005, the Company entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  As collateral for the Swingline, the Company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of December 31, 2006, $1.2 million was outstanding under the Swingline bearing interest at 8.25%.

9% Senior Subordinated Notes due 2011

      In June 2001, HoldCo issued $150.0 million principal amount of 9% Notes due 2011. HoldCo used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility.  The 9% Notes were redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2006, at the redemption prices specified in the indenture.

       During the quarter ended June 30, 2004, the Company repurchased an aggregate amount of $55.6 million of its 9% Notes through a combination of redemptions and open market repurchases (the “Redemption”) pursuant to the terms of the indenture governing the 9% Notes. The Redemption resulted in a loss of approximately $6.6 million. The Company used the proceeds from its follow-on offering of 2.3 million shares of Class A common stock issued in May 2004, to complete the Redemption.

      During the year ended December 31, 2005, we repurchased an aggregate amount of $0.3 million of our 9% Notes through open market repurchases.  As a result, we reported $24,000 as a loss on early redemption of long-term debt in the Consolidated Statement of Operations.

       On July 6, 2006, we, through the borrowings under our term loan C facility, redeemed the remainder of our outstanding 9% Notes.  The redemption price, as set for in the notes, of 104.5% of the principal outstanding of $94.0 million, resulted in a pre-tax loss of approximately $3.6 million, including the write-off of unamortized bond issued costs and interest rate swap settlement amounts, which is reported as a loss on early retirement of long-term debt.

7¾% Senior Subordinated Notes due 2010

      In December 2002, HoldCo issued $100.0 million of the Company’s 7¾% Senior Subordinated Notes, the proceeds of which were used to redeem the 9½% Notes on January 22, 2003.

      The 7¾% Notes have interest payment dates on June 15 and December 15. Principal is due on the maturity date, December 15, 2010. The 7¾% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2007, at the redemption prices specified in the indenture.  The 7¾% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (Salem Communications Corporation and all of its subsidiaries (other than HoldCo)). The 7¾% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company’s obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

Other Debt

      The Company has several capital leases related to various data processing equipment. The obligation recorded at December 31, 2005 and 2006 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2006 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)

2007	$ 2,048
2008	1,938
2009	21,155
2010	335,885
2011	-
Thereafter	-
$ 361,026

NOTE 5. INCOME TAXES

      The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following at December 31:

	2004	2005	2006
	(Dollars in thousands)
Current:
Federal	$ —	$ 149	$ (46)
State	169	251	351
	169	400	305
Deferred:
Federal	5,624	7,623	9,924
State	(934)	547	938
	4,690	8,170	10,862

Provision for income taxes	$ 4,859	$ 8,570	$ 11,167

     Discontinued operations are reported net of the tax provision (benefit) of ($0.3) million in 2004, ($0.2) million in 2005 and $1.6 million in 2006.

 The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2005	2006
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$ 4,535	$ 4,898
Net operating loss, AMT credit and other carryforwards	34,173	35,275
State taxes	79	122
Other	-	988
Total deferred tax assets	38,787	41,283
Valuation allowance for deferred tax assets	(3,774)	(4,752)
Net deferred tax assets	$ 35,013	$ 36,531
Deferred tax liabilities:

Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$ 12,483	$ 10,537
Excess of net book value of intangible assets for financial reporting purposes over tax basis	58,451	74,395
Other	275	514
Total deferred tax liabilities	71,209	85,446
Net deferred tax liabilities	$ 36,196	$ 48,915

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2005	2006
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$ 4,614	$ 5,020
Deferred income tax liability per balance sheet	(40,810)	(53,935)
	$ (36,196)	$ (48,915)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2004	2005	2006
	(dollars in thousands)
Statutory federal income tax rate (at 35%)	$ 4,454	$ 7,563	$ 9,700
Effect of state taxes, net of federal	636	518	838
Permanent items	(383)	289	777
Other, net	152	200	(148)
Provision for income taxes	$ 4,859	$ 8,570	$ 11,167

      At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $69.6 million which expire in 2020 through 2025 and for state income tax purposes of approximately $529.1 million which expire in years 2007 through 2025. For financial reporting purposes at December 31, 2006 the Company has a valuation allowance of $4.8 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards which may not be realized.

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

On March 9, 2005, Pipefitters, Locals 522 and 633 Pension Trust Fund filed a Class Action Complaint for Violation of the Federal Securities Laws in the Superior Court of California for the County of Ventura against the Company, the Company directors, certain of the Company’s officers and certain underwriters of the Company's April 2004 public offering of Class A common stock, on behalf of a putative class of all persons who purchased the Company's equity securities pursuant to or traceable to that offering.  The complaint alleged that offering documents contained misstatements and omissions regarding the Company's fixed assets and internal controls.  The complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933, and sought rescission or damages, interest, attorney's fees and costs, as well as equitable and injunctive relief.  The parties entered into a Stipulation of Settlement dated as of February 7, 2006, which provided for a full settlement of these claims in exchange for payment of $1.85 million by the Company and its insurance carrier.  The court approved the full settlement at a hearing held on June 19, 2006.  During 2005, the Company recognized expenses of $0.7 million related to this settlement.

Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $9.5 million, $12.7 million and $13.9 million in 2004, 2005 and 2006, respectively.

      Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006, are as follows:

	Related
	Parties	Other	Total
	(Dollars in thousands)
2007	$ 1,119	$ 8,353	$ 9,472
2008	1,082	7,570	8,652
2009	871	7,186	8,057
2010	724	6,754	7,478
2011	646	5,814	6,460
Thereafter	2,909	34,949	37,858
	$ 7,351	$ 70,626	$ 77,977

NOTE 7. STOCK OPTION PLAN

   The Company has one stock option plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over four or five years and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.

Prior to January 1, 2006, the Company accounted for our employee stock-based compensation under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 did not require the recognition of compensation expense for our stock options because the exercise price of these instruments was equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R).  SFAS No. 123(R) requires the recognition of compensation expense related to the estimated fair value of stock options granted.  The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, compensation expense recognized subsequent to adoption includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the impact of SFAS 123(R). SFAS No. 123(R) also requires a classification change in the statement of cash flows, whereby the income tax benefits from stock option exercises are reported as a financing cash flow rather than an operating cash flow as previously reported.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in the FASB staff position for calculating the tax effects of share-based compensation according to SFAS No. 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes for the year ended December 31, 2006, was $4.3 million lower and our net income was $2.6 million lower, than if we had continued to account for stock options under APB No. 25.  The impact on basic and diluted earnings per share is as follows:

	Year Ended December 31, 2006 without SFAS 123R	Impact of SFAS 123R for the year ended December 31, 2006	Year Ended December 31, 2006 as Reported
Basic earnings per share data:
Earnings per share from continuing operations	$0.79	$0.11	$0.68
Income per share from discontinued operations	0.10	-	0.10
Basic earnings per share	0.89	0.11	0.78

Diluted earnings per share data:
Earnings per share from continuing operations	$0.79	$0.11	$0.68
Income from discontinued operations	0.10	-	0.10
Diluted earnings per share	0.89	0.11	0.78

Basic weighted average shares outstanding	24,215,867	24,215,867	24,215,867

Diluted weighted average shares outstanding	24,223,751	24,223,751	24,223,751

The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2004	2005	2006
	(dollars in thousands)
Stock option compensation expense included in corporate expenses	$ —	$ —	$ 3,372
Restricted stock units compensation expense included in corporate expenses	—	—	91
Stock option compensation expense included in broadcast operating expenses	—	—	798
Stock option compensation expense included in non-broadcast operating expenses	—	—	73
Total stock-based compensation expense, pre-tax		$—	$ 4,334
Tax benefit from stock-based compensation expense	—	—	(1,746)
Tax benefit from stock-based compensation expense	$ —	—	$ 2,588

The above table does not reflect any stock option compensation for the years ended December 31, 2005 and 2004 as we did not record stock option expense under APB No. 25, as previously discussed.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 if we had applied the fair value recognition provisions to our stock options as provided under SFAS No. 123:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2004	December 31, 2005
	(Dollars in thousands except per share data)
Net income, as reported	$7,333	$12,662
Add: Stock-based compensation, as reported	—	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(4,920)	(3,346)
Pro forma net income	$2,413	$9,316
Earnings per share:
Basic earnings per share - as reported	$0.29	$0.49
Basic earnings per share - pro forma	$0.10	$0.36
Diluted earnings per share - as reported	$0.29	$0.49
Diluted earnings per share - pro forma	$0.10	$0.36

For purposes of this pro forma disclosure, the fair values of stock options were estimated using the Black-Scholes option valuation model and amortized to expense over the options’ vesting periods.

Employee stock option and restricted stock grants

The Plan provides for grants of stock options to employees. The option exercise price is set at the closing price of our common stock on the date of grant, and the related number of shares granted is fixed at that point in time. The Plan also provides for grants of restricted stock and restricted stock units. Grants of these equity instruments generally vest over a four year period. In addition, stock option awards expire five years from the date of vesting. Eligible employees generally receive stock options units annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  Non-employee directors of the Company have received restricted stock units that vest one year from the date of issuance.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over the preceding two years.  Upon the adoption of SFAS No. 123(R) the expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2004	2005	2006
Expected volatility	134.3% - 138.1%	50.0% - 57.6%	47.2% - 55.0%%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	4	4	5 – 8
Risk-free interest rate	4.61%	4.20%	4.93%

Stock option information with respect to our stock-based compensation plans during the three years ended December 31, 2006 is as follows (dollars in thousands, except per share amounts and weighted average exercise price):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2004	745,915	$ 20.54
Granted	860,126	28.63
Exercised	(127,175)	17.87
Forfeited or expired	(10,900)	18.84
Outstanding at December 31, 2004	1,467,966	25.53	5.6 years
Exercisable at December 31, 2004	650,399	23.81	3.6 years

Outstanding at January 1, 2005	1,467,966	$ 25.53
Granted	487,603	18.48
Exercised	(2,250)	14.75
Forfeited or expired	(29,050)	21.28
Outstanding at December 31, 2005	1,924,269	23.82	5.1 years
Exercisable at December 31, 2005	1,024,385	24.71	3.4 years

Outstanding at January 1, 2006	1,924,269	$ 23.82
Granted	350,950	13.63
Exercised	(8,250)	11.58
Forfeited or expired	(120,405)	22.19
Outstanding at December 31, 2006	2,146,564	22.30	4.5 years	$ —
Exercisable at December 31, 2006	1,347,787	25.14	3.1 years	$ —

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates. Information regarding our restricted stock during the year ended December 31, 2006 is as follows:

Restricted Stock Units	Shares	Weighted Average Exercise Price
Non-Vested at January 1, 2006	5,000	$ 17.90
Granted	6,000	11.15
Vested	(5,000)	17.90
Forfeited	—	—
Non-Vested at December 31, 2006	6,000	$ 11.15

         As of December 31, 2006, there was $4.5 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.5 years.

      Additional information regarding options outstanding as of December 31, 2006, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
$9.00 - $12.00	32,500	2.3	$ 11.50	32,500	$ 11.50
$12.01 - $15.00	417,325	5.7	$ 13.89	85,375	$ 14.76
$15.01 - $18.00	243,420	5.4	$ 16.75	78,793	$ 16.76
$18.01 - $21.00	186,500	7.2	$ 19.08	35,375	$ 19.15
$21.01 - $24.00	403,743	3.2	$ 22.60	334,968	$ 22.65
$24.01 - $27.00	106,226	4.4	$ 25.01	73,926	$ 25.35
$27.01 - $30.00	756,850	3.8	$ 29.45	706,850	$ 29.41
$9.00 - $30.00	2,146,564	4.54	$ 22.30	1,347,787	$ 25.14

NOTE 8. RELATED PARTY TRANSACTIONS

Leases with Principal Stockholders

      A trust controlled by the President and Chief Executive Officer of the Company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2004, 2005 and 2006 amounted to $123,000, $127,000 and $122,000, respectively.

      Land and buildings occupied by various Salem radio stations are leased from the principal stockholders of Salem. Rental expense under these leases included in operating expense for 2004, 2005 and 2006 amounted to $1.1 million in each of the years.

Radio Stations Owned by the Eppersons

      Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, currently serves as an officer, director and stockholder of six radio stations in Virginia, five radio stations in North Carolina, and five radio stations in Florida.

The markets where these radio stations are located are not currently served by stations owned and operated by the Company.  Under his employment agreement, Mr. Epperson is required to offer the Company a right of first refusal of opportunities related to the Company’s business.

On December 1, 2006, the Company completed the sale of radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida for $2.8 million resulting in a pre-tax gain of $0.1 million.  The radio stations were sold to Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”).  Chesapeake-Portsmouth is a company controlled by Nancy Epperson, wife of Salem's Chairman of the Board Stuart W. Epperson and sister of Salem’s CEO Edward G. Atsinger III.

Radio Stations Owned by Mr. Hinz

      Mr. Hinz, a director of the Company, through companies or entities controlled by him, operates 3 radio stations in Southern California. These radio stations are formatted in Christian Teaching and Talk programming in the Spanish language. Operating radio stations with such programming in the markets reached by such stations is not currently part of the Salem’s current business strategy.

Truth For Life - Mr. Hinz and Mr. Weinberg

      Mr. Hinz and Mr. Weinberg are members of the board of directors of Truth For Life, a non-profit organization that is a customer of Salem. During 2004, 2005 and 2006, the Company was paid approximately $1.1 million, $1.6 million and $2.0 million, respectively, by Truth For Life for airtime on its stations.

Split-Dollar Life Insurance

      The Company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. The premiums were $219,000, $230,000 and $230,000 for the years ended December 31, 2004, 2005 and 2006, respectively.  The Company is the owner of the policies and is entitled to recover all of the premiums paid on these policies.   The Company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value. As of December 31, 2005, and 2006, the Company recorded an asset of $0.7 million and $1.0 million, respectively.  Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

      From time to time, the Company rents aircraft from a company which is owned by Edward G. Atsinger III. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at what the Company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2004, 2005 and 2006 amounted to approximately $297,000, $226,000 and $235,000, respectively.

Americans of Faith - Mr. Atsinger

     Edward G. Atsinger III is the co-chair of the board of directors of Americans of Faith, a non-profit organization.  The Company made charitable contributions to Americans of Faith of $45,000 and $30,000 in the years ended December 31, 2004 and 2005, respectively.

Employment of Edward C. Atsinger

      Edward C. Atsinger, son of Edward G. Atsinger, III and beneficial owner of approximately 5.78% of our Class A common stock, was employed in the capacity of Producer until June 2, 2005.  In 2005 and 2004, he was paid $29,000 and $77,000 respectively, for his services.

NOTE 9. DEFINED CONTRIBUTION PLAN

      In 1993, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company matches 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period.  The Company contributed and expensed $0.9 million, $1.2 million and $1.0 million to the 401(k) Plan in 2004, 2005 and 2006, respectively.

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

In November 2004, the Company’s Board of Directors authorized a $25.0 million stock repurchase program subject to the Company remaining in compliance with its credit facilities and bond indentures, which limit the Company’s ability to repurchase shares.  In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem Communications Class A common stock.  As of December 2006, the Company repurchased 2,130,418 shares of stock for $32.2 million at an average price of $15.12 per share.

As discussed in Note 1, the Company adopted SFAS No. 123R as of January 1, 2006.  As a result, $4.3 million of stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2006.

On July 28, 2006, the Company paid a special cash dividend of $0.60 per share of its Class A and Class B common stock to shareholders of record as of the close of business on July 17, 2006.  The cash payment amounted to $14.6 million.

During the twelve months ended December 31, 2006, the Company repurchased 1,490,625 shares of its Class A common stock for $20.7 million.

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

NOTE 11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

On January 1, 2006, the Company on January 1, 2006 the Company changed its method of accounting for share-based compensation in accordance with SFAS No. 123 (revised 2004) and its method of accounting for exchanges of non-monetary assets in accordance with SFAS No. 153.

On February 10, 2006, the Company exchanged radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio for selected assets of radio station WLQV-AM, Detroit, Michigan.  The accompanying quarterly results of operations reflect WTSJ-AM and WBOB-AM as discontinued operations through the date of the sale.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.

On July 17, 2006, the Company completed the sale of radio station WBTK-AM, Richmond, Virginia.  The accompanying quarterly results of operations reflect WBTK-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

On September 18, 2006, the Company completed the sale of radio station WBGB-FM, Jacksonville, Florida.  The accompanying quarterly results of operations reflect WBGB-FM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

On December 1, 2006, the Company completed the sale radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida.  The assets were sold to Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”).  Chesapeake-Portsmouth is a company controlled by Nancy Epperson, wife of Salem's Chairman of the Board Stuart W. Epperson and sister of Salem’s CEO Edward G. Atsinger III.  The accompanying quarterly results of operations reflect WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida as discontinued operations.  All prior periods have been revised to reflect the operating results of these stations as a discontinued operation to conform to the current period presentation.

On December 22, 2006, the Company completed the sale of radio station WITH-AM, Baltimore, Maryland.  The accompanying quarterly results of operations reflect WITH-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of this station as a discontinued operation to conform to the current period presentation.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	March 31		June 30		September 30		December 31
	2005	2006	2005	2006	2005	2006	2005	2006
	(Dollars in thousands, except per share data)

Total revenue	$ 49,390	$ 52,026	$ 53,386	$ 58,065	$ 52,976	$ 57,911	$53,890	$59,767
Operating income	9,273	10,694	11,360	26,128	11,671	11,018	12,186	10,051
Net income before discontinued operations	2,579	2,386	3,676	11,591	3,526	651	3,257	1,919
Net income	$ 2,392	$ 2,715	$ 3,553	$ 11,566	$ 3,423	$ 1,453	$ 3,294	$3,265
Basic earnings per share from continuing operations	$ 0.10	$ 0.10	$ 0.14	$ 0.48	$ 0.14	$ 0.03	$ 0.13	$0.08
Diluted earnings per share from continuing operations	$ 0.10	$ 0.10	$ 0.14	$ 0.48	$ 0.14	$ 0.03	$ 0.13	$0.08
Basic and diluted earnings per share	$ 0.09	$ 0.11	$ 0.14	$ 0.48	$ 0.13	$ 0.06	$ 0.13	$0.14
Basic and diluted earnings per share	$ 0.09	$ 0.11	$ 0.14	$ 0.47	$ 0.13	$ 0.06	$ 0.13	$0.14

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

      Management uses operating income before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade and loss on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	2004	2005	2006
	(Dollars in thousands)
Net revenue
Radio broadcasting	$184,296	$198,852	$208,400
Non-broadcast	9,342	10,790	19,369
Consolidated net revenue	$193,638	$209,642	$227,769

Operating expenses before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade and gain/loss on disposal of assets
Radio broadcasting	$112,334	$121,462	$131,117
Non-broadcast	8,600	9,889	18,172
Corporate	17,480	19,607	24,043
Consolidated operating expenses before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade and gain/loss on disposal of assets	$138,414	$150,958	$173,332

Operating income before depreciation, amortization, legal settlement and costs of denied / abandoned tower site and license upgrade and gain/loss on disposal of assets
Radio broadcasting	$71,962	$77,390	$77,283
Non-broadcast	742	901	1,197
Corporate	(17,480)	(19,607)	(24,043)
Consolidated operating income before depreciation, amortization, legal settlement and costs of denied / abandoned tower site and license upgrade and gain/loss on disposal of assets	$55,224	$58,684	$54,437

NOTE 12. SEGMENT DATA (CONTINUED)

	2004	2005	2006
	(Dollars in thousands)
Depreciation expense
Radio broadcasting	$9,103	$10,118	$10,026
Non-broadcast	414	394	862
Corporate	1,021	1,045	1,185
Consolidated depreciation expense	$10,538	$11,557	$12,073

Amortization expense
Radio broadcasting	$901	$927	$696
Non-broadcast	620	518	2,405
Corporate	12	15	19
Consolidated amortization expense	$1,533	$1,460	$3,120
Operating income before legal settlement, costs of denied / abandoned tower site and license upgrade and gain/loss on disposal of assets
Radio broadcasting	$61,958	$66,345	$66,561
Non-broadcast	(292)	(11)	(2,070)
Corporate	(18,513)	(20,667)	(25,247)
Consolidated operating income before legal settlement, costs of denied / abandoned tower site and license upgrade and gain/loss on disposal of assets	$43,153	$45,667	$39,244

Total property, plant and equipment, net
Radio broadcasting	$88,728	$104,194	$115,604
Non-broadcast	1,048	1,572	2,830
Corporate	10,034	10,479	10,279
Consolidated property, plant and equipment, net	$99,810	$116,245	$128,713

Goodwill
Radio broadcasting	$4,175	$4,695	$5,011
Non-broadcast	7,232	12,100	15,587
Corporate	8	8	8
Consolidated Goodwill	$11,415	$16,803	$20,606

NOTE 12. SEGMENT DATA (CONTINUED).

Reconciliation of operating income before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade, cost of terminated offering and loss on disposal of assets to pretax income

	2004	2005	2006
	(Dollars in thousands)
Operating income before depreciation, amortization, legal settlement, costs of denied / abandoned tower site and license upgrade and gain/loss on disposal of assets	$55,224	$58,684	$54,437
Depreciation expense	(10,538)	(11,557)	(12,073)
Amortization expense	(1,533)	(1,460)	(3,120)
Legal settlement	—	(650)	—
Costs of denied / abandoned tower site and license upgrade	(746)	—	—
Interest income	171	207	210
Gain / (loss) on disposal of assets	(3,217)	(527)	18,647
Interest expense	(19,931)	(22,559)	(26,342)
Loss on early redemption of long-term debt	(6,588)	(24)	(3,625)
Other expense, net	(116)	(506)	(420)
Income (loss) from continuing operations before income taxes	$12,726	$21,608	$27,714

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes. HoldCo and AcquisitionCo are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of HoldCo as of December 31, 2006, amounted to $186.7 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $63.2 million of amounts due from Salem and AcquisitionCo as of December 31, 2006.

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$78	$319	$313	$ —	$710
Accounts receivable	—	3,172	790	27,989	33	31,984
Other receivables	—	12	11	528	—	551
Prepaid expenses	—	86	140	2,104	—	2,330
Deferred income taxes	—	77	54	4,889	—	5,020
Total current assets	—	3,425	1,314	35,823	33	40,595
Investment in subsidiaries	209,309	—	—	—	(209,309)	—
Property, plant and equipment, net	—	6,148	363	122,202	—	128,713
Broadcast licenses	—	94,473	—	382,071	—	476,544
Goodwill	—	10,256	2,554	7,796	—	20,606
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	5,457	932	1,979	—	8,368
Bond issue costs	—	—	—	593	—	593
Bank loan fees	—	—	—	2,996	—	2,996
Fair value of interest rate swap	—	—	—	1,290	—	1,290
Intercompany receivables	102,851	9,636	—	80,874	(193,361)	—
Other assets	—	48	25	3,594	—	3,667
Total assets	$312,160	$129,443	$8,080	$639,218	$(402,637)	$686,264

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	—	$33	$285	$3,103	$ —	$3,421
Accrued expenses	—	503	481	5,591	(129)	6,446
Accrued compensation and related expenses	—	597	113	6,323	—	7,033
Accrued interest	—	—	—	4,275	—	4,275
Deferred revenue	—	—	3,470	379	201	4,050
Income taxes payable	—	2	1	22	(3)	22
Current maturities of long-term debt	—	—	—	2,048	—	2,048
Total current liabilities	—	1,135	4,350	21,741	69	27,295
Intercompany payables	72,832	98,242	12,686	9,636	(193,396)	—
Long-term debt	—	2,495	—	356,483	—	358,978
Deferred income taxes	1,612	(2,362)	(981)	55,667	(1)	53,935
Deferred revenue	—	531	(1,149)	7,681	—	7,063
Other liabilities	—	—	—	1,277	—	1,277
Total stockholders’ equity	237,716	29,402	(6,826)	186,733	(209,309)	237,716
Total liabilities and stockholders’ equity	$312,160	$129,443	$8,080	$639,218	$(402,637)	$686,264

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING STATEMENT OF OPERATIONS
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31, 2006
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$11,746	$ —	$199,281	$(2,627)	$208,400
Non-broadcast revenue	—	10,569	7,539	2,392	(1,131)	19,369
Total revenue	—	22,315	7,539	201,673	(3,758)	227,769
Operating expenses:
Broadcasting operating expenses	—	8,089	—	123,161	(133)	131,117
Non-broadcast operating expenses	—	10,485	8,449	1,804	(2,566)	18,172
Corporate expenses	—	1,059	—	24,043	(1,059)	24,043
Amortization	—	1,321	413	1,386	—	3,120
Depreciation	—	1,095	140	10,838	—	12,073
(Gain) loss on disposal of assets	—	3	—	(18,650)	—	(18,647)
Total operating expenses	—	22,052	9,002	142,582	(3,758)	169,878
Operating income (loss)	—	263	(1,463)	59,091	—	57,891
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	18,755	—	—	—	(18,755)	—
Interest income	7,077	—	—	9,714	(16,581)	210
Interest expense	(6,689)	(8,478)	(1,090)	(26,666)	16,581	(26,342)
Loss on early redemption of long-term debt	—	—	—	(3,625)	—	(3,625)
Other income (expense)	—	—	—	(420)	—	(420)
Income (loss) before income taxes	19,143	(8,215)	(2,553)	38,094	(18,755)	27,714
Provision (benefit) for income taxes	144	(2,661)	(1,033)	14,717	—	11,167
Income (loss) before discontinued operations	18,999	(5,554)	(1,520)	23,377	(18,755)	16,547
Discontinued operations	—	378	—	2,074	—	2,452
Net income (loss)	$18,999	$(5,176)	$(1,520)	$25,451	$(18,755)	$18,999
Other comprehensive income (loss)	457	—	—	457	(457)	457
Comprehensive income (loss)	$19,456	$(5,176)	$(1,520)	$25,908	$(19,212)	$19,456

NOTE 14. SUBSEQUENT EVENTS (UNAUDITED)

On February 1, 2007, the Company entered into an LMA agreement to operate station KKSN-AM, in Portland, Oregon.  The Company entered an agreement to purchase KKSN-AM, subject to certain conditions, for $4.5 million.

On February 8, 2007, the Company purchased ChristianMusicPlanet.com, a leading Christian music web portal for $0.3 million.

On March 9, 2007, the Company entered an agreement to sell radio station WVRY-FM, Nashville, Tennessee for $0.9 million.

TEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

 (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded accurately, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

(c) Attestation Report of Registered Public Accounting Firm.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Salem Communications Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Salem Communications Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Salem Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Salem Communications Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Salem Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Salem Communications Corporation as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 15, 2007

ITEM 9B. OTHER INFORMATION.

      Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,” expected to be filed within 120 days of our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “EXECUTIVE COMPENSATION,” expected to be filed within 120 days of our fiscal year end.

Stock Price Performance Graph

The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “STOCK PRICE PERFORMANCE GRAPH” expected to be filed within 120 days of our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” expected to be filed within 120 days of our fiscal year end.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS” expected to be filed within 120 days of our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE.

  The information required by this item relating to “Certain Relationships and Related Party Transactions” is incorporated by reference to our Definitive Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” expected to be filed within 120 days of our fiscal year end.

     The information required by this item relating to “Director Independence” is incorporated by reference to our Definitive Proxy Statement under the heading “DIRECTOR INDEPENDENCE” expected to be filed within 120 days of our fiscal year end.

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

      2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2004, 2005 and 2006 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance	Charged to
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2004 Allowance for Doubtful Accounts	$9,423	$3,821	$(5,135)	$8,109
Year Ended December 31, 2005 Allowance for Doubtful Accounts	8,109	2,793	(3,687)	7,215
Year Ended December 31, 2006 Allowance for Doubtful Accounts	7,215	3,566	(3,175)	7,606

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3. Exhibits.

EXHIBIT LIST

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02	Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	333-41733-29	04/14/99	3.2
3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01
3.04	Bylaws of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.02
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.05
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09
4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02

4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11
4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12

4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28
4.10	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.1
4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02

4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25
4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26

4.18	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.04.02	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1

10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008.	S-4	333-41733-29	01/29/98	10.05.05
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.05.11.01	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and Messrs. Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004.	S-4	333-41733-29	01/29/98	10.05.11.01

10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.05.12	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas).	10-K	000-26497	03/30/00	10.05.13
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02

10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.05.21	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008.	10-K 405	000-26497	03/31/99	10.05.22

10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.05.24	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.05.25	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.					X
10.06.02	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.02	X
10.06.03	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.03

10.06.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.04
10.06.05	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.05
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2

10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 16, 2007
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer
March 16, 2007
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President - Business Development and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	President and Chief Executive Officer
	(Principal Executive Officer)	March 16, 2007
Edward G. Atsinger III

/s/ DAVID A.R. EVANS	Executive Vice President - Business Development and Chief Financial Officer
	(Principal Financial Officer)	March 16, 2007
David A.R. Evans

/s/ EVAN D. MASYR	Vice President - Accounting and Finance
	(Principal Accounting Officer)	March 16, 2007
Evan D. Masyr

/s/ STUART W. EPPERSON	Chairman
March 16, 2007
Stuart W. Epperson

/s/ DAVID DAVENPORT	Director
March 16, 2007
David Davenport

/s/ ERIC H. HALVORSON	Director
March 16, 2007
Eric H. Halvorson

/s/ ROLAND S. HINZ	Director
March 16, 2007
Roland S. Hinz

/s/ PAUL PRESSLER	Director
March 16, 2007
Paul Pressler

/s/ RICHARD A. RIDDLE	Director
March 16, 2007
Richard A. Riddle

/s/ DENNIS M. WEINBERG	Director
March 16, 2007
Dennis M. Weinberg

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.05.25	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.
21.01	Subsidiaries of Salem Communications Corporation
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 10.05.25

LEASE AGREEMENT

This Agreement (“Agreement”) is made as of this 23rd day of January, 2006, by and between EDWARD G. ATSINGER III, not individually but as sole Trustee of the ATSINGER FAMILY TRUST /u/a dated April 8, 2002,  and STUART W. EPPERSON, not individually but solely as Trustee of the STUART W. EPPERSON REVOCABLE LIVING TRUST /u/a dated January 14th 1993, collectively referred to herein as “Lessor”, and  Pennsylvania Media Associates Inc., (“Lessee”), a Pennsylvania Corporation.

WHEREAS, Lessor owns certain land which shall include all rights, easements, fixtures, buildings and appurtenances pertaining to such property (the “Land”)  and Lessee owns certain improvements thereon including five (5) radio transmitting towers and (1) auxiliary tower  (the “Improvements”), which Land and Improvements together comprise certain real property located in the County of Orange, State of Florida, more particularly described as set forth in Exhibit “A”, which is attached hereto and made a part hereof (the “Real Property”); and,

WHEREAS, Lessee uses said Real Property in operating its radio station WTLN-AM; and,

WHEREAS, the parties are desirous of making a mutually suitable and satisfactory agreement whereby Lessor will lease to Lessee the Real Property (constituting the “Leased Premises”) on the terms and conditions hereinafter set forth;

NOW, THEREFORE, in consideration of the following covenants, agreements, conditions and representations, the parties hereto agree as follows:

SECTION 1

USE OF THE LEASED PREMISES

(a)  Lessor, in consideration of the rents to be paid and covenants herein contained, hereby leases to Lessee the Leased Premises.

(b)  Lessee may use the Leased Premises for the operation of its radio station, and, in connection therewith, for the installation, repair, maintenance, operation, housing and removal of its Improvements and other related broadcasting equipment (together comprising the “Installations”). Lessee is fully familiar with the physical condition of the Land and has received the same in good order and condition, and agrees that the Land complies in all respects with all requirements of this Agreement. Lessee shall use the Land exclusively for purposes associated with the operation of a radio station.

(c)  Lessee shall have the right from time to time to substitute Installations of similar kind and character for those hereinabove specified, including without limitation, the rebuilding and reconfiguring of the towers on the Real Property, provided such changes shall be approved in advance by Lessor, and Lessor shall not unreasonably delay or withhold its approval. In the event Lessee submits any such changes for Lessor’s approval and Lessor does not respond within thirty (30) days after Lessor’s receipt thereof, then such changes shall be deemed approved by Lessor, so long as such changes otherwise comply with this Agreement, five (5) days after Lessor’s receipt of notice that it has not responded.

(d)  Lessee shall have access to the Leased Premises twenty-four (24) hours per day, seven (7) days per week, for the purpose of installing, maintaining and repairing its Installations, provided that the contractors performing such work are reasonably acceptable to Lessor.

(e)  Lessor shall not be responsible for repairs or maintenance to the Installations, except for repairs occasioned by the negligence of Lessor, its agents, employees or contractors.

 (f)  Lessee shall not use or permit the Leased Premises to be used by any dangerous, toxic, noxious or offensive trade or business, or for any unlawful purpose.

(g)  Lessee shall not directly or indirectly create or permit to be created or to remain, and will discharge any mortgage, lien, security interest, encumbrance or charge on, pledge of or conditional sale or other title retention agreement with respect to the Real Property or any part thereof or Lessee’s interest therein other than (i) this Agreement, (ii) any lien, including a mortgage on the leasehold interest of Lessee, which may be approved by the Lessor in writing, which approval shall not be unreasonably withheld, (iii) liens for impositions not yet payable, or payable without the addition of any fine, penalty, interest or cost for non-payment, or being contested as permitted by Paragraph 3(d), below, and (iv) liens of mechanics, materialmen, suppliers or vendors, or rights thereto, incurred in the ordinary course of business for sums which under the terms of the related contracts are not at the time due, provided that adequate provision for the payment thereof shall have been made.

SECTION 2

TERM AND RENT

(a)  The term of this Lease (the “Term”) shall commence on January, 23rd, 2006 (the “Commencement Date”), and shall expire on December 31, 2045 (the “Expiration Date”).

 (b)  RESERVED

(c)  Lessee agrees to pay rent to Lessor from the Commencement Date through the Expiration Date, or such earlier date as this Agreement is terminated as provided herein, at 855 Aviation Drive, Suite 200, Camarillo, CA 93010, or to such other person or place as Lessor may designate from time to time by notice to Lessee, in the following amounts and in the following manner:

(i)  Beginning with the Commencement Date and ending on the last day of December, 2023, Lessee shall pay a base rent of Eighty Thousand Dollars and No Cents ($80,000.00) per annum, in equal monthly installments of Six Thousand Six Hundred Sixty Six Dollars and Sixty-Seven Cents ($6,666.67) (the “Base Rent”) in advance on the first day of each month.  Thereafter on each and every Adjustment Date (hereinafter defined) the monthly rent shall be computed according to subparagraph (ii) below.

(ii)  The term “Adjustment Date” shall mean January 1, 2024.  Beginning with the Adjustment Date and every year thereafter on the anniversary of the adjustment date, the monthly rent payable by Lessee shall reflect an adjustment, as herein provided, for an increase, but never a decrease, if any, in the Consumer Price Index for All Urban Consumers, All Items, U.S. Cities Average [Base Year 1982/84=100] (“CPI”) published by the United States Department of Labor, Bureau of Labor Statistics, as measured in November of the previous year  i e., beginning with the Adjustment Date, the monthly rent shall be the product obtained by multiplying the Base Rent times a fraction, the numerator of which shall be the CPI for November of the previous year and the denominator of which shall be the CPI for November 2022.  For example, the first rent adjustment on the Adjustment Date shall be computed by multiplying The Base Rent times the CPI for November 2023 divided by the CPI for November 2022.   In the event that the Bureau of Labor Statistics shall change the base period for the CPI, the new index number shall be substituted for the old index numbers in making the above computation. In the event the Bureau of Labor Statistics ceases publishing the CPI, or materially changes the method of its computation, Lessor and Lessee shall accept comparable statistics on the purchasing power of the consumer dollar as published at the time of said discontinuation or change by a responsible financial periodical of recognized authority to be then chosen by Lessor subject to reasonable consent of Lessee.

(d)  Rent and all other sums payable to Lessor hereunder shall be paid without notice, demand, counterclaim, set-off, deduction or defense and without abatement, suspension, deferment, diminution or reduction. Except as expressly provided herein, Lessee waives all rights now or hereafter conferred by statute or otherwise to quit, terminate or surrender this Agreement or the Real Property or any part thereof, or to any abatement, suspension, deferment, diminution or reduction of rent or any other sum payable by Lessee hereunder.

SECTION 3

CHARGES AND UTILITIES

(a)  Lessee, at its sole expense, shall keep the Real Property including roadways on the property in good and clean order and condition and will promptly make all necessary or appropriate repairs, replacements, and renewals thereof, whether interior or exterior, structural or non- structural, ordinary or extraordinary, foreseen or unforeseen. All repairs, replacements and renewals shall be equal in quality and class to the original work. Lessee waives any right created by any law now or hereafter in force to make repairs to the Real Property at Lessor’s expense. Lessee, at its sole expense, shall do or cause others to do every act necessary or appropriate for the preservation and safety of the Real Property whether or not the Lessor shall be required by any legal requirement to take such action or be liable for failure to do so.

(b)  If not at the time in default under this Agreement, Lessee, at its sole expense, may make reasonable alterations of and additions to the Improvements or any part thereof, including the rebuilding and reconfiguring of the towers, provided that any alteration or addition (i) shall not change the general character of the Real Property, or reduce the fair market value thereof below their value immediately before such alteration or addition, or impair their usefulness, (ii) is effected with due diligence, in a good and workmanlike manner and in compliance with all legal requirements and insurance requirements, (iii) is promptly and fully paid for by Lessee, and (iv) is made, in case the estimated cost of such alteration or addition exceeds Ten Thousand Dollars ($10,000), under the supervision of an architect or engineer satisfactory to Lessor and in accordance with plans, specifications and cost estimates approved by Lessor, which approval shall not be unreasonably withheld, conditioned or delayed.

(c)  Subject to subparagraph (d), below, relating to contests, Lessee shall pay all taxes, assessments (including without limitation, all assessments for public improvements or benefits, whether or not commenced or completed prior to the date hereof and whether or not to be completed within the Term hereof), ground rents, water, sewer or similar rents, rates and charges, excises, levies, license fees, permit fees, inspection fees and other authorization fees and other charges in each case, whether general or special, ordinary or extraordinary, foreseen or unforeseen, of every character (including all interest and penalties thereof), which at any time during or in respect of the Term hereof may be assessed, levied, confirmed or imposed on or in respect of or be a lien upon the Real Property or any part thereof or any rent therefrom received by Lessor from Lessee, or any estate, right or interest therein, or any occupancy, use or possession of or activity conducted on the Real Property or any part thereof, other than any income or excess profits tax imposed upon the Lessor’s general income or revenues, and any income or excess profits or franchise taxes of Lessor determined on the basis of general income or revenue or any interest or penalties in respect thereof. Lessee shall furnish to Lessor for inspection within thirty (30) days after written request, official receipts of the appropriate taxing authority or other proof satisfactory to Lessor evidencing such payment. If by law any such amount may be paid in installments, Lessee shall be obligated to pay only those installments as they become due from time to time before any interest, penalty, fine or cost may be added thereto; and any such amount relating to the fiscal period of the taxing authority, part of which is included within the Term and a part of which extends beyond the Term shall, if Lessee shall not be in default under this Agreement, be apportioned between Lessee and Lessor as of the expiration of the Term of this Agreement.

(d)  Lessee, at its sole expense, may contest, after prior written notice to Lessor, by appropriate legal proceedings conducted in good faith and with due diligence, the amount or validity or application, in whole or in part, of any tax, lien or other imposition on the Real Property, provided that (i) Lessee shall first make all contested payments, under protest if it desires, (ii) neither the Real Property nor any part thereof or interest therein nor any such rents or other sums would be in any danger of being sold, forfeited, lost or interfered with, and (iii) Lessee shall have furnished such security, if any, as may be required in the proceedings or reasonably requested by Lessor.

(e)  Lessee shall pay or cause to be paid all charges for all public or private utility services, landscape maintenance, trash disposal services, and all sprinkler systems and protective services at any time rendered to or in connection with the Real Property or any part thereof, and will comply with all contracts relating to any such services, and will do all other things required for the maintenance and continuance of all such services.

(f)

Notwithstanding anything contained herein to the contrary, in the event Lessor conveys a portion of the Real Property, including leasehold interests, to others, Lessee’s obligations set forth in this Section 3 shall be equitably apportioned between Lessee and the other parties.

SECTION 4

INSURANCE AND INDEMNIFICATION

(a)  Lessee shall, at its sole cost and expense, during the Term hereof, obtain or provide and keep in full force for the benefit of Lessor, as an additional named insured (i) general public liability insurance, insuring Lessor against any and all liability or claims or liability arising out of, occasioned by or resulting from any accident or other occurrence in or about the Real Property arising out of any act or omission of Lessee or any officer, employee, agent or contractor of Lessee, for injuries to any person or persons, with limits of not less than One Million Dollars ($1,000,000.00) for injuries to one person, One Million Dollars ($1,000,000.00) for injuries to more than one person, in any one accident or occurrence, and for loss or damage to the property of any person or persons, for not less than One Million Dollars ($1,000,000.00); (ii) insurance with respect to the Improvements against loss or damage by fire, lightning, windstorm, hail, explosion, riot, riot attending a strike, civil commotion, aircraft, vehicles, smoke and other risks from time to time included under “extended coverage” policies, in an amount equal to at least One Hundred Percent (100%) of the full replacement value of the Improvements and, in any event, in an amount sufficient to prevent Lessor or Lessee from becoming a co-insurer of any partial loss under the applicable policies, which shall be written on a replacement cost basis; (iii) appropriate workers’ compensation or other insurance against liability arising from claims of workers in respect of and during the period of any work on or about the Real Property; and (iv) insurance against such other hazards and in such amounts as is customarily carried by owners and operators of similar properties, and as Lessor may reasonably require for its protection. Lessee shall comply with such other requirements as Lessor, or any mortgagee, may from time to time reasonably request for the protection by insurance of their respective interests. The policy or policies of insurance maintained by Lessee pursuant to this Paragraph shall be of a company or companies authorized to do business in Florida and a certificate thereof shall be delivered to Lessor, together with evidence of the payment of the premiums therefor, not less than fifteen (15) days prior to the commencement of the Term hereof or of the date when Lessee shall enter upon the Leased Premises, whichever occurs sooner. At least fifteen (15) days prior to the expiration or termination date of any policy, Lessee shall deliver a certificate of a renewal or replacement policy with proof of the payment of the premium therefor. Any such insurance required by this Paragraph may, at Lessee’s option, be provided through a blanket policy or policies.

(b)  Lessee shall indemnify Lessor and hold Lessor harmless from and against all claims, actions, losses, damages, liabilities and expenses (including reasonable attorneys’ fees) incurred by or asserted against Lessor, whether during or after the Term of this Agreement, including by reason of personal injury, loss of life, or damage to property, caused by or resulting from in whole or any material part, (i) any breach of this Agreement by Lessee, (ii) any negligent or intentional act or omission of Lessee, its employees, agents, invitees or contractors, whether in, on, about or with respect to the Leased Premises or otherwise, (iii) the use by Lessee of any part of the Leased Premises, (iv) any work undertaken by or at the request of Lessee on or about the Leased Premises, (v) any other activity undertaken by or at the request of Lessee pursuant to or in connection with this Agreement, or (vi) the presence of any individuals on the Leased Premises as a result of Lessee’s request or this Agreement; provided, however, that Lessee shall not be required to indemnify Lessor for any damages, injury, loss or expense arising out of Lessor’s or its agents’, employees’, invitees’ or contractors’ negligent acts or omissions.

(c)  If Lessor so elects by notice to Lessee, Lessee shall have the obligation of defending, at its sole cost and expense, by counsel selected by Lessee and approved by Lessor (such approval not to be unreasonably withheld), against any claim to which the foregoing indemnity may apply. Lessor may assume, or require that such defense be assumed, by Lessor and counsel selected by Lessor, at the cost and expense of Lessee if Lessor is for any reason dissatisfied with the defense by Lessee, or believes that its interests would be better served thereby. In any case where Lessee is defending any such claim, Lessor may participate in the defense thereof by counsel selected by it, but at Lessor’s expense. Lessee shall not enter into any settlement of any claim without the consent of Lessor, which consent shall not be unreasonably withheld.

(d)  Lessor shall indemnify Lessee and hold Lessee harmless from and against all claims, actions, losses, damages, liabilities and expenses (including reasonable attorneys’ fees) incurred by or asserted against Lessee, whether during or after the Term of this

Agreement, including by reason of personal injury, loss of life, or damage to property, caused by or resulting from in whole or any material part, (i) any breach of this Agreement by Lessor, (ii) any negligent or intentional act or omission of Lessor, its employees, agents, invitees or contractors, whether in, on, about or with respect to the Leased Premises or otherwise, (iii) the use by Lessor of any part of the Leased Premises, (iv) any work undertaken by or at the request of Lessor on or about the Leased Premises, (v) any other activity undertaken by or at the request of Lessor pursuant to or in connection with this Agreement, or (vi) the presence of any individuals on the Leased Premises as a result of Lessor’s request or this Agreement; provided, however, that Lessor shall not be required to indemnify Lessee for any damages, injury, loss or expense arising out of Lessee’s or its agents’, employees’, invitees’ or contractors’ negligent acts or omissions.

(e)  If Lessee so elects by notice to Lessor, Lessor shall have the obligation of defending, at its sole cost and expense, by counsel selected by Lessor and approved by Lessee (such approval not to be unreasonably withheld), against any claim to which the foregoing indemnity may apply. Lessee may assume, or require that such defense be assumed, by Lessee and counsel selected by Lessee, at the cost and expense of Lessor if Lessee is for any reason dissatisfied with the defense by Lessor, or believes that its interests would be better served thereby. In any case where Lessor is defending any such claim, Lessee may participate in the defense thereof by counsel selected by it, but at Lessee’s expense. Lessor shall not enter into any settlement of any claim without the consent of Lessee, which consent shall not be unreasonably withheld.

(f)  Nothing in this Agreement shall be construed so as to authorize or permit any insurer of Lessor or Lessee to be subrogated to any right of Lessor or Lessee against the other. Each of Lessor and Lessee hereby releases the other to the extent of its insurance coverage for any loss or damage caused by fire or any of the extended coverage casualties, even if such fire or other casualty shall be brought about by the fault or negligence of the other party or persons for whose acts said party is liable.

SECTION 5

REPRESENTATIONS, WARRANTIES AND OTHER OBLIGATIONS

(a)  Lessor represents and warrants that:

(i)  The execution and performance of this Agreement shall not constitute a breach or violation under any Agreement to which Lessor is a party.

(ii)  To the best of Lessor’s knowledge, there are no violations of any federal, state, county or municipal law, ordinance, order, regulations or requirement with respect to the Leased Premises, and as of the date of this Agreement, no notice of any kind relating thereto (which would adversely affect the transactions contemplated by this Agreement) has been issued by public authorities having jurisdiction over the Leased Premises.

(iii)  No person or party other than Lessor has a right to use the Leased Premises for any purpose which would affect Lessee’s right to use the Leased Premises as contemplated hereunder.

(iv)  Lessor has not received written notice of pending or contemplated condemnation proceedings affecting the Leased Premises or any part thereof.

(v)  To the best of Lessor’s knowledge, there is no action, suit or proceeding pending or threatened against or affecting the Leased Premises or any portion thereof and Lessor has not received notice written or otherwise of any litigation affecting or concerning the Leased Premises relating to or arising out of its ownership, management, use or operation. Lessor shall give to Lessee prompt notice of institution of any such proceeding or litigation.

(vi)  To the best of Lessor’s knowledge, there are presently no proceedings for overdue real estate taxes assessed against the Leased Premises for any fiscal period.

(vii)  Lessor shall promptly advise Lessee in writing of any written notice received from any governmental authority to comply with the terms, provisions and requirements of any local, state and federal laws, ordinances, directives, orders, regulations and requirements which apply to any portion of the Leased Premises or to any adjacent street or other public area or to the maintenance, operation or use thereof.

(viii)  The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, have been duly and validly authorized by all necessary actions on the part of Lessor (none of which actions have been modified or rescinded and all of which actions are in full force and effect). This Agreement constitutes a valid and binding agreement and obligation of Lessor, enforceable in accordance with its terms.

(ix)  Subject to liens and encumbrances of record, Lessor owns good and marketable title in fee simple to the Real Property on which the Leased Premises are located, and Lessor acknowledges that Lessee is relying upon the foregoing representation and warranty in entering into this Agreement and in expending moneys in connection herewith. Lessor shall not encumber or permit any encumbrances, liens or restrictions on Lessee’s Installations, except with the prior written approval of Lessee.

(b)  Each party shall comply in all material respects with all local, state and federal laws, statutes, ordinances, rules, regulations, orders and decrees that it knows to be applicable in connection with its activities and operations at the Leased Premises, and Lessor shall require the same representation and warranty from all additional users of the facilities at the Leased Premises.

(c)  Subject to Section 10(a) herein, Lessor agree that, during the Term of this Agreement Lessor shall not intentionally do anything at the Leased Premises which will interfere with or adversely affect the operations of Lessee.

 (d)  If the whole or any material part of the Real Property, including, but not limited to, Lessee’s Installations (as defined in the Agreement), shall be acquired or condemned by eminent domain for any public or quasi public use or purpose or by a voluntary conveyance or transfer in lieu thereof, then, and in that event, the Term of this Agreement shall cease and terminate on the date title vests in the condemning authority and Lessee shall have no claim for the value of any unexpired Term of said Agreement, and Lessor and Lessee shall have no further obligations except those accrued prior to such termination.  Any award granted by any condemning authority, or any payment for any voluntary conveyance or transfer in lieu of condemnation, shall belong to and be paid to Lessor.  Although all damages in the event of any condemnation are to belong to the Lessor, whether such damages are awarded as compensation for diminution in value of the leasehold, reversion or fee of the Real Property, Lessee shall have the right to claim and recover from the condemning authority, but not from Lessor, such compensation as may be separately awarded or recoverable by Lessee or Lessee’s own right on account of any and all damage to Lessee by reason of the condemnation and for or on account of any cost or loss which Lessee might incur in removing Lessee’s Installations.  For purposes of this Section, a “material part” is a portion without which the continued operation of Lessee’s radio station and the transmission of Lessee’s AM radio signal in a manner consistent with its historic use, is not reasonably feasible.  In the event of a lesser taking, Lessee shall not be entitled to any portion of any award.  Notwithstanding the foregoing, however, in the event of a lesser taking, if Lessor’s award received includes funds specifically earmarked for any and all damage to Lessee’s business by reason of the condemnation, for or on account of any cost or loss which Lessee might incur in removing Lessee’s Installations and/or making repairs to Lessee’s Installations, then such amounts shall be paid to Lessee.

(e)  Lessee represents and warrants that its Installations to be located on or about the Leased Premises, together with the existence of the equipment of Lessor, and the operation thereof do not and will not result in exposure of workers or the general public to levels of radio frequency radiation in excess of the “Radio Frequency Protection Guides” recommended in “American National Standard Safety Levels With Respect to Human Exposure to Radio Frequency Electromagnetic Fields, 300 KHz to 100 GHz,” issued by the American National Standards Institute (“Acceptable Radio Frequency Radiation Standards”).

(f)  Lessee covenants that it will not at any time during the Term of this Agreement, transmit, store, handle or dump toxic or hazardous wastes anywhere at or around the Leased Premises.

(g)  Lessee shall promptly advise Lessor in writing of any written notice received from any governmental authority to comply with the terms, provisions and requirements of any local, state and federal laws, ordinances, directives, orders, regulations, and requirements which apply to any portion of the Leased Premises or to any adjacent street or other public area or the maintenance, operation or use thereof.

(h)  Lessee represents and warrants that the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, have been duly and validly authorized by all necessary actions on the part of Lessee (none of which actions have been modified or rescinded and all of which actions are in full force and effect). This Agreement constitutes a valid and binding agreement and obligation of Lessee, enforceable in accordance with its terms.

(i)  Lessee warrants to Lessor that the Improvements (including the radio tower(s) located on the Real Property) are and will remain in material compliance at all times during the Term and any Extension Term with all federal, state, county, municipal, local, administrative and other governmental laws, statutes, ordinances, codes, rules, regulations and orders pertaining thereto, including, without limitation, to the extent applicable, all zoning laws and building codes and all regulations of the Federal Aviation Administration (“FAA”) and the Federal Communications Commission (“FCC”).

(j)  In case of any material damage to or destruction of the Real Property or any part thereof, Lessee shall promptly give written notice thereof to Lessor and any mortgagee, generally describing the nature and extent of such damage or destruction. In case of any damage to or destruction of the Improvements or any parts thereof, Lessee, whether or not the insurance proceeds, if any, on account of such damage or destruction shall be sufficient for the purpose, at its sole expense, shall promptly commence and complete the restoration, replacement or rebuilding of the Improvements as nearly as possible to their value, condition and character immediately prior to such damage or destruction.

(k)  Lessee will execute, acknowledge and deliver to the Lessor, promptly upon request, a certificate certifying that (i) this Agreement is unmodified and in full force and effect (or, if there have been modifications, that the Agreement is in full force and effect, as modified, and stating the modifications), (ii) the dates, if any, to which rent and other sums payable hereunder have been paid, and (iii) no notice has been received by Lessee of any default which has not been cured, except as to defaults specified in said certificate. Any such certificate may be relied upon by any prospective purchaser or mortgagee of the Real Property or any part thereof.

(l)  Lessor will execute, acknowledge and deliver to the Lessee or any mortgagee, promptly upon request, a certificate certifying that (i) this Agreement is unmodified and in full force and effect (or, if there have been modifications, that the Agreement is in full force and effect, as modified, and stating the modifications), (ii) the dates, if any, to which rent and other sums payable hereunder have been paid, and (iii) whether or not, to the knowledge of Lessor, there are then existing any defaults under this Agreement (and if so, specifying the same). Any such certificate may be relied upon by any prospective purchaser transferee or mortgagee of Lessee’s interest under this Agreement.

SECTION 6

EVENTS OF DEFAULT

(a)  Any of the following events shall constitute a default on the part of Lessee:

(i)  The failure of Lessee to pay rent or additional rent, and continuation of such failure for more than ten (10) days after Lessee's receipt of written notice thereof from Lessor; or

(ii)  The failure of Lessee to cure any other default under the terms hereof, and continuation of such failure to cure for more than thirty (30) days after notice by Lessor, provided, however, that if the nature of Lessee’s default is such that more than thirty (30) days is required for its cure, then Lessee shall not be deemed to be in default if Lessee has commenced such cure within the thirty (30) day period, demonstrates to Lessor’s reasonable satisfaction that such default is curable and thereafter diligently prosecutes such cure to completion; or

(iii)  Lessee is finally and without further right of appeal or review, adjudicated a bankrupt or insolvent, or has a receiver appointed for all or substantially all of its business or assets on the ground of its insolvency, or has a trustee appointed for it after a petition has been filed for Lessee’s reorganization under the Bankruptcy Act of the United States, or any future law of the United States having the same general purpose, or if Lessee shall make an assignment for the benefit of its creditors, or if Lessee’s interest hereunder shall be levied upon or attached, which levy or attachment shall not be removed within twenty (20) days from the date thereof.

(b)  If an event of default on the part of Lessee shall occur at any time, Lessor, at its election, may give Lessee a notice of termination in writing specifying a day not less than thirty (30) days thereafter on which the Term of this Agreement shall end, unless such default shall be cured within said period, or, if the default is such that more than thirty (30) days is required for its cure, unless Lessee has commenced such cure within said period. If such notice is given and the default remains uncured, the Agreement shall expire on the day so specified as fully and completely as if that day were the day herein originally fixed for such expiration, and Lessee shall then quit and surrender the Leased Premises to Lessor, but Lessee shall remain liable for the payment of rent during the full period which would otherwise constitute the balance of the Term of this Agreement; and without prejudice to any other right or remedy which it may have hereunder or by law, and notwithstanding any waiver of any prior breach of condition or event of default hereunder, Lessor may re-enter the Leased Premises either by reasonable force or otherwise, or dispossess Lessee, any legal representative of Lessee or other occupant of the Leased Premises by appropriate suit, action or proceeding and remove its effects and hold the Leased Premises as if this Agreement had not been made.

(c)  The failure of Lessor to cure any default under the terms hereof, and continuation of such failure to cure for more than thirty (30) days after notice by Lessee, shall constitute a default on the part of Lessor; provided, however, that if the nature of Lessor’s default is such that more than thirty (30) days is required for its cure, then Lessor shall not be deemed to be in default if Lessor has commenced such cure within the thirty (30) day period, demonstrates to Lessee’s reasonable satisfaction that such default is curable and thereafter diligently prosecutes such cure to completion.

(d)  If an event of default on the part of Lessor shall occur at any time, Lessee, at its election, may give Lessor a notice of termination specifying a day not less than thirty (30) days thereafter on which the Term of this Agreement shall end, unless such default shall be cured within said period, or, if the default is such that more than thirty (30) days is required for its cure, unless Lessor has commenced such cure within said period.  If such notice is given, the Agreement shall expire on the day so specified as fully and completely as if that day were the day herein originally fixed for such expiration, and Lessee shall then quit and surrender the Leased Premises to Lessor, and Lessee shall not be liable for payment of rent for any period after such expiration.

SECTION 7

ASSIGNMENT

Lessee shall not assign this Agreement nor sublet any portion of the Leased Premises without the prior written consent of the Lessor, which consent shall not be unreasonably withheld.  Notwithstanding any assignment or sublease, Lessee shall remain primarily liable under this Agreement.

SECTION 8

NON-LIABILITY OF LESSOR

Lessor shall not be liable for any damages or injury which may be sustained by Lessee or any other person by reason of the failure, breakage, leakage or obstruction of the water, sewer, plumbing, roof, drains, leaders, electrical, air conditioning or any other equipment; or by reason of the elements; or resulting from the carelessness, negligence or improper conduct of Lessee, its agents, employees, contractors, invitees, assignees or successors; or attributable to any interference with or the interruption of or failure of any services, beyond the control of Lessor, to be supplied by Lessor.

SECTION 9

QUIET ENJOYMENT

(a)  Lessor agrees that it shall not enforce any unreasonable rules or regulations which would unduly prejudice the conduct of Lessee's business, or which would prevent full and free access to the Leased Premises by Lessee, as herein provided.

(b)  Lessor reserves and shall at all times have the right to re-enter the Real Property to inspect the same, to supply any service to be provided by Lessor to Lessee hereunder, and to show the Real Property to prospective purchasers, mortgagees, or lessees, to post notices of non- responsibility, without abatement of rent, provided entrance to the Real Property shall not be denied Lessee.

SECTION 10

USE OF REAL PROPERTY BY LESSOR

(a) At all times during the Term of this Agreement, Lessor shall have the exclusive right to place and operate, or to permit another tenant to place and operate, broadcasting equipment on the Leased Premises and on the Lessee’s broadcasting towers, or to use the Real Property, including a sale of a portion of the Real Property, for any other lawful purpose, provided, such actions do not interfere with Lessee’s operations.  Lessor shall have no obligation to pay rent for the uses described above.  Lessor shall hold Lessee harmless from and defend Lessee against any and all claims or liability arising out of or in any way connected to Lessor’s use or occupancy of the Real Property.

(b) At all times during the Term of this Agreement, Lessor shall have the exclusive right to relocate Lessee’s broadcast operations to a different site, whether owned by Lessor or not, and terminate this Agreement upon the date such move is completed, provided however 1) all expenses incurred to accomplish such move are borne wholly by Lessor, 2) the lease terms at the new site are at least as favorable to Lessee as under this Agreement, and 3) Lessee suffers no material detriment to its broadcast signal or coverage.

SECTION 11

SALE OF LEASED PREMISES BY LESSOR

Notwithstanding any of the provisions of this Lease, Lessor (a) may assign, in whole or in part, Lessor’s interest in this Lease and (b) may sell all or part of the Real Property. In the event of any sale or exchange of the Leased Premises by Lessor and assignment by Lessor of this Lease, Lessor shall be and is hereby relieved of all liability under any and all of its covenants and obligations contained in or derived from this Lease arising out of any act, occurrence or omission relating to the Leased Premises occurring after the consummation of such sale or exchange and assignment, but only upon the condition that, as part of such sale or exchange, Lessor will cause the grantee to agree in writing to assume to carry out any and all of the covenants and obligations of Lessor under this Lease occurring after the consummation of Lessor’s assignment of its interest in and to this Lease.

SECTION 12

BROKERAGE

The parties acknowledge and agree that this Agreement has not been brought about as a result of the services of any real estate broker, firm or corporation, and each indemnifies and saves the other harmless from any and all claims from any person(s) claiming to have rendered real estate services in connection with this Agreement.

SECTION 13

SURRENDER OF PREMISES

Upon the expiration of the Term hereof, Lessee shall surrender the Leased Premises, and, at Lessor’s option, all interest of the Lessee in and to the Improvements (including the radio towers located on the Land), to Lessor in good order and condition, reasonable wear and tear excepted.  Any equipment, fixtures, goods or other property of Lessee not removed within thirty (30) days after any quitting, vacating or abandonment of the Leased Premises, or upon Lessee’s eviction therefrom, shall be considered abandoned, and Lessor shall have the right, without notice to Lessee, to sell or otherwise dispose of same without having to account to Lessee for any part of the proceeds of such sale.  Notwithstanding the foregoing, at the end of the Term, if Lessor does not exercise its option to acquire Lessee’s interest in and to some or all of the Improvements, Lessor may require, by written notice to Lessee, that Lessee dismantle and remove such Improvements from the Land by lawful means within thirty (30) days after the end of the Term at Lessee’s sole cost and expense.

SECTION 14

NOTICES AND RECORDING

All notices, demands, and requests required or permitted to be given hereunder shall be in writing and sent certified mail, return receipt requested, and if to Lessor, at 855 Aviation Drive, Suite 200, Camarillo, CA 93010, Attn: Brian J. Counsil, and if Lessee, at 4880 Santa Rosa Road Suite 100, Camarillo, CA 93012, Attn: Jonathan L. Block. Either party hereto may change the place for notice to it by sending like written notice to the other party hereto.  Within a reasonable time after this Agreement is executed, the parties hereto shall have the right to record a Memorandum of Lease which sets forth the basic terms and conditions of this Agreement.

SECTION 15

BINDING NATURE

The provisions of this Agreement shall apply to, bind and inure to the benefit of Lessor and Lessee, their respective successors, legal representatives or assigns. The terms of this Agreement and any disputes arising therefrom, shall be governed by the laws of the State of Florida.

SECTION 16

ENTIRE AGREEMENT

This Agreement contains the entire understanding and agreement between the parties. No representative, agent or employee of Lessor has been authorized to make any representations or promises with reference to the within agreement or to vary, alter or modify the terms hereof. No additions, changes or modifications shall be binding unless reduced to writing and signed by the parties.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

LESSOR:

LESSEE
ATSINGER FAMILY TRUST

Pennsylvania Media Associates, Inc.

_________________________________

____________________________________
EDWARD G. ATSINGER, III

Name: ______________________________

Trustee

Title: _______________________________

STUART W. EPPERSON

REVOCABLE LIVING TRUST

__________________________________

STUART W. EPPERSON

Trustee

EXHIBIT A

LEGAL DESCRIPTION

WTLN SITE

PARCEL A:

The South 150 feet of the North 360 feet of the Northwest Quarter of the Northeast Quarter of Section 31, Township 22 South, Range 29 East, subject to easement over the west 30 feet thereof, lying and being in Orange County, Florida.

PARCEL B:

The South 960  feet of the Northwest Quarter (NW 1/4) of the Northeast Quarter (NE 1/4) of Section 31, Township 22 South, Range 29 East, Orange County, Florida.

LESS AND EXCEPT from PARCEL B the following described land:

From the Southwest corner of the Northwest Quarter (NW 1/4) of the Northeast Quarter (NE 1/4) of Section 31, Township 22 South, Range 29 East, run thence North 88 deg 55 min 08 sec East, along the 40 acre line, for a distance of 1,314.25 feet for a POINT OF BEGINNING, said point being on the West line of "L.C. Cox's Addition to Washington Park", as recorded in Plat Book "R", Page 42, of the public records of Orange County, Florida; run thence North 00 deg 28 min 53 sec East, along said West line, a distance of 330.19 feet; thence South 88 deg 55 min 08 sec West, a  distance of 385.68 feet; thence South 74 deg 06 min 53 sec West, a distance of 35.75 feet; thence South 00 deg 38 min 53 sec West, a distance of 321.05 feet to a point on said 40 acre line; thence North 88 deg 55 min 08 sec East, a distance of 420 feet to the POINT OF BEGINNING.

PARCEL C:

BEGINNING on the West line of the Northeast Quarter (NE 1/4) of the Northeast Quarter (NE 1/4) of Section 31, Township 22 South, Range 29 East, Orange County, Florida, 360.90 feet North of the Southwest corner of said Northeast Quarter (NE 1/4) of the Northeast Quarter (NE 1/4) of Section 31, Township 22 South, Range 29 East; run thence North 01 deg 41 min East, along said West line, 599.1 feet; thence South 89 deg 58 min East, 236.23 feet; thence South 01 deg 47 min West, 463.04 feet; thence South 89 deg 49 min 15 sec West, 100 feet; thence South 01 deg 47 min West, 135.67 feet; thence South 89 deg 53 min 30 sec West, 134.92 feet to the POINT OF BEGINNING.

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

(Revision 3-22-2006)

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-40494 and 333-113794) pertaining to the Amended and Restated 1999 Stock Incentive Plan of Salem Communications Corporation and in the Registration Statement (Form S-3 No. 333-86580) of Salem Communications Corporation and in the related Prospectus of our reports dated March 15, 2007, with respect to the consolidated financial statements and schedule of Salem Communications Corporation, Salem Communication Corporation management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Salem Communications Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2006.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 15, 2007

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

Date: March 16, 2007

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

Date: March 16, 2007

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as President and Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Annual Report of the Company on Form 10-K for the period ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2007
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Executive Vice President – Business Development and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Annual Report of the Company on Form 10-K for the period ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2007
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President - Business Development and Chief Financial Officer