Form 10-Q
period 2007-05-10
SALEM COMMUNICATIONS CORP /DE/
filed 2007-05-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Yes [ ]   No [ X ]
                     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2007
Common Stock, $0.01 par value per share	18,296,324 shares

Class B	Outstanding at May 2, 2007
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM COMMUNICATIONS CORPORATION

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

 PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31, 2006	March 31, 2007
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$710	$598
Accounts receivable (net of allowance for doubtful accounts of $7,606 in 2006 and $7,318 in 2007)	31,984	30,214
Other receivables	551	507
Prepaid expenses	2,330	2,406
Income tax receivable	—	30
Deferred income taxes	5,020	4,943
Total current assets	40,595	38,698
Property, plant and equipment (net of accumulated depreciation of $74,766 in 2006 and $76,458 in 2007)	128,713	129,620
Broadcast licenses	476,544	473,571
Goodwill	20,606	20,606
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $10,846 in 2006 and $11,657 in 2007)	8,368	7,878
Bond issue costs	593	556
Bank loan fees	2,996	2,741
Fair value of interest rate swap agreements	1,290	913
Other assets	3,667	3,770
Total assets	$686,264	$681,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,421	$2,504
Accrued expenses	6,446	5,577
Accrued compensation and related expenses	7,033	7,935
Accrued interest	4,275	5,866
Deferred revenue	4,050	4,610
Current portion of long-term debt and capital lease obligations	2,048	2,431
Income tax payable	22	—
Total current liabilities	27,295	28,923
Long-term debt and capital lease obligations, less current portion	358,978	346,821
Deferred income taxes	53,935	58,114
Deferred revenue	7,063	7,123
Other liabilities	1,277	1,146
Total liabilities	448,548	442,127
Commitments and contingencies
Stockholders’ equity
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,424,242 issued and 18,293,824 outstanding at December 31, 2006 and 20,426,742 issued and 18,296,324 outstanding at March 31, 2007	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2006 and March 31, 2007	56	56
Additional paid-in capital	221,466	222,251
Retained earnings	47,433	48,338
Treasury stock, at cost (2,130,418 shares at December 31, 2006 and March 31, 2007)	(32,218)	(32,218)
Accumulated other comprehensive income	775	487
Total stockholders’ equity	237,716	239,118
Total liabilities and stockholders’ equity	$686,264	$681,245
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
	(Dollars in thousands)
Net revenue
Radio broadcasting	$48,774	$50,440
Non-broadcast	3,252	5,654
Consolidated net revenue	$52,026	$56,094

Operating expenses before depreciation, amortization and gain on disposal of assets
Radio broadcasting	$31,694	$32,483
Non-broadcast	3,432	5,271
Corporate	6,440	5,814
Consolidated operating expenses before depreciation, amortization and gain on disposal of assets	$41,566	$43,568

Operating income from continuing operations before depreciation, amortization and gain on disposal of assets
Radio broadcasting	$17,080	$17,957
Non-broadcast	(180)	383
Corporate	(6,440)	(5,814)
Consolidated operating income from continuing operations before depreciation, amortization and gain on disposal of assets	$10,460	$12,526

Depreciation
Radio broadcasting	$2,374	$2,665
Non-broadcast	87	139
Corporate	284	287
Consolidated depreciation expense	$2,745	$3,091

Amortization
Radio broadcasting	$228	$67
Non-broadcast	317	738
Corporate	5	5
Consolidated amortization expense	$550	$810

Operating income from continuing operations before gain on disposal of assets
Radio broadcasting	$14,478	$15,225
Non-broadcast	(584)	(494)
Corporate	(6,729)	(6,106)
Consolidated operating income from continuing operations before gain on disposal of assets	$7,165	$8,625

Total property, plant and equipment, net
Radio broadcasting	$115,604	$115,616
Non-broadcast	2,830	3,516
Corporate	10,279	10,488

     SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
OPERATING ACTIVITIES
Income from continuing operations	$2,386	$2,965
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	1,309	754
Depreciation and amortization	3,295	3,901
Amortization of bond issue costs and bank loan fees	386	292
Amortization and accretion of financing items	(126)	31
Provision for bad debts	662	464
Deferred income taxes	1,743	2,388
Gain on disposal of assets	(3,529)	(3,269)
Changes in operating assets and liabilities:
Accounts receivable	1,506	1,320
Prepaid expenses and other current assets	60	(76)
Accounts payable and accrued expenses	805	816
Deferred revenue	299	620
Other liabilities	(124)	(29)
Income tax payable	41	(22)
Net cash provided by continuing operating activities	8,713	10,155
INVESTING ACTIVITIES
Capital expenditures	(5,680)	(4,081)
Purchases of radio station assets	(17,830)	—
Purchase of non-broadcast properties	(6,296)	(300)
Proceeds from disposals of assets	4	7,060
Other	635	13
Net cash provided by (used in) investing activities	(29,167)	2,692
FINANCING ACTIVITIES
Repurchases of Class A common stock	(15,149)	—
Proceeds from borrowings under credit facilities	32,578	2,500
Payments of long-term debt	(1)	(15,165)
Proceeds from exercise of stock options	24	30
Tax benefit related to stock options exercised	1	1
Payments on loans and capital lease obligations	(7)	(13)
Other	—	(312)
Net cash provided by (used in) by financing activities	17,446	(12,959)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(971)	—
Investing cash flows	695	—
Total cash used in discontinued operations	(276)	—
Net decrease in cash and cash equivalents	(3,284)	(112)
Cash and cash equivalents at beginning of year	3,979	710
Cash and cash equivalents at end of period	$695	$598
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,289	$4,863
Income taxes	$49	$168
Noncash investing and financing activities:
Assets acquired through capital lease obligations	$—	$800
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of Salem Communications Corporation (“Salem” or the “Company”) include the Company and its wholly-owned subsidiaries. The Company, excluding its subsidiaries, is herein referred to as Parent. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2007 and 2006 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

      The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.

These reclassifications include the accounting for WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations as discussed in Note 3. The accompanying Condensed Consolidated Statements of Operations reflect the results of these stations as discontinued operations for the three months ended March 31, 2006. Additionally, as previously reported for the three months ended March 31, 2006, the operating results for WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, and WBTK-AM, Richmond, Virginia, are presented as discontinued operations. The assets of WTSJ-AM and WBOB-AM were sold on February 10, 2006, and the results of operations for 2006 are presented as discontinued operations though the date of the sale.

NOTE 3. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

  On February 2, 2007, the Company purchased ChristianMusicPlanet.com, a leading Christian music web portal for $0.3 million. The purchase price was allocated to the assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Domain names	$ 268
Customer lists and contracts	32
$ 300

On February 7, 2007, the Company sold radio station WKNR-AM in Cleveland, Ohio, to Good Karma Broadcasting for $7.0 million resulting in a pre-tax gain of $3.4 million. The operating results of WKNR-AM were excluded from our Condensed Consolidated Statement of Operations beginning on December 1, 2006, the date the Company entered a local marketing agreement (“LMA”) with Good Karma Broadcasting.

Other Pending Transactions:

On February 1, 2007, the Company entered into an LMA to operate radio station KKSN-AM, in Portland, Oregon. The accompanying Condensed Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date. The Company entered an agreement to purchase KKSN-AM, subject to certain conditions, for $4.5 million. We do not expect this sale to close during 2007.

On March 9, 2007, the Company entered an agreement to sell radio station WVRY-FM, Nashville, Tennessee for $0.9 million, subject to certain conditions. The sale is expected to close during the second quarter of 2007.

Discontinued Operations:

The following table sets forth the components of income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2006 (dollars in thousands).
Three Months Ended
March 31, 2006

Operating loss	$(142)
Gain on sale or exchange of radio stations	667
Gain from discontinued operations, net of tax	525
Provision for income taxes	196
Income from discontinued operations, net of tax	$329

Details of these transactions are as follows:

    On February 10, 2006, the Company exchanged radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash for selected assets of radio station WLQV-AM, Detroit, Michigan. The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 reflect WTSJ-AM and WBOB-AM as discontinued operations through the date of the sale. The exchange was accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” and resulted in a pre-tax gain on the exchange of $0.7 million.

On July 17, 2006, the Company completed the sale of radio station WBTK-AM, Richmond, Virginia, for $1.5 million resulting in a pre-tax gain of $0.6 million. The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 reflect WBTK-AM as a discontinued operation.

   On September 18, 2006, the Company completed the sale of radio station WBGB-FM, Jacksonville, Florida for $7.6 million resulting in a pre-tax gain of $0.8 million.  The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 reflect WBGB-FM as a discontinued operation.

On December 1, 2006, the Company completed the sale of radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida for $2.8 million resulting in a pre-tax gain of $0.1 million. The assets were sold to Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”). Chesapeake-Portsmouth is a company controlled by Nancy Epperson, wife of Salem's Chairman of the Board Stuart W. Epperson and sister of Salem’s CEO Edward G. Atsinger III. The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 reflect WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida as discontinued operations.

   On December 22, 2006, the Company completed the sale of radio station WITH-AM, Baltimore, Maryland for $3.0 million resulting in a pre-tax gain of $2.2 million. The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 reflect WITH-AM as a discontinued operation.

NOTE 4. STOCK INCENTIVE PLAN

       The Company has one stock incentive plan. The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over four or five years and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), the Company recognizes compensation expense related to the estimated fair value of stock options granted.

    The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective-transition method. Under this transition method, compensation expense recognized subsequent to adoption includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the impact of SFAS 123(R).

The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2006	2007

Stock option compensation expense included in corporate expenses	$ 1,073	$ 507
Restricted stock units compensation expense included in corporate expenses	22	16
Stock option compensation expense included in broadcast operating expenses	207	207
Stock option compensation expense included in non-broadcast operating expenses	7	24
Total stock-based compensation expense	$ 1,309	$ 754
Tax benefit from stock-based compensation expense	(527)	(345)
Total stock-based compensation expense net of tax benefit	$ 782	$ 409

Employee stock option and restricted stock grants

The Plan provides for grants of stock options to employees. The option exercise price is set at the closing price of our common stock on the date of grant, and the related number of shares granted is fixed at that point in time. The Plan also provides for grants of restricted stock and restricted stock units. Grants of these equity instruments generally vest over a four year period. In addition, stock option awards expire five years from the date of grant. Eligible employees generally receive stock options units annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment. Non-employee directors of the company have received restricted stock units that vest one year from the date of issuance in addition to stock options that vest one year from the date of issuance.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over the preceding two years. Upon the adoption of SFAS No. 123(R) the expected term of the option is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended March 31, 2007 and 2006:
	Three Months Ended March 31,
	2006	2007
Expected volatility	48.3%	67.0%
Expected dividends	0.0%	0.0%
Expected term (in years)	5 - 8	5 - 8
Risk-free interest rate	4.73%	4.53%

 NOTE 4. STOCK INCENTIVE PLAN (Continued)

Stock option information with respect to our stock-based compensation plans during the three months ended March 31, 2007 is as follows (dollars in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,146,564	$ 22.30		$ 47,873
Granted	279,650	11.80		3,300
Exercised	(2,500)	11.81		5
Forfeited or expired	(28,950)	18.39		532
Outstanding at March 31, 2007	2,394,764	$ 21.13	4.7 years	$ 50,611
Exercisable at March 31, 2007	1,389,425	$ 24.70	3.0 years	$ 34,313

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates. Information regarding our restricted stock unit grants for the three months ended March 31, 2007 is as follows:

Restricted Stock Units	Shares	Weighted Average Exercise Price
Non-Vested at January 1, 2007	6,000	$ 11.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at March 31, 2007	6,000	$ 11.15

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

During the quarter ended March 31, 2007, the Company recognized other comprehensive loss of approximately $0.3 million, net of tax benefits of $0.2 million, related to the change in fair value of its three cash flow hedges.

   During the quarter ended March 31, 2006, the Company recognized other comprehensive income of approximately $1.0 million, net of tax of $0.7 million, related to the change in fair value of its three cash flow hedges.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 159

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. SFAS No. 159 is effective beginning January 1, 2008. The Company believes that the adoption of SFAS No. 159 will not have a material impact on the Company’s results of operations, cash flows or financial position.

Statement of Financial Accounting Standards No. 157

   On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective beginning January 1, 2008. The Company believes that the adoption of SFAS No. 159 will not have a material impact on the Company’s results of operations, cash flows or financial position.

NOTE 7. EQUITY TRANSACTIONS

The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005. In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.

As discussed in Note 4, the Company adopted SFAS No. 123(R) as of January 1, 2006. As a result, $1.3 million and $0.8 million of stock-based compensation expense has been recorded to additional paid-in capital for the three months ended March 31, 2006 and 2007, respectively.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

      Long-term debt consisted of the following:
	December 31, 2006	March 31, 2007
	(Dollars in thousands)

Term loans under credit facility	$238,125	$237,300
Revolving line of credit under credit facility	19,100	8,500
Swingline credit facility	1,241	-
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Fair market value of interest swap agreement	-	104
Capital leases and other loans	2,560	3,348
	361,026	349,252
Less current portion	2,048	2,431
	$358,978	$346,821

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2007 for each of the next five years and thereafter are as follows:

Twelve Months Ended March 31,	Amount
(Dollars in thousands)
2008	$2,431
2009	12,238
2010	74,490
2011	259,251
2012	27
Thereafter	711
$349,148
Fair value of interest rate swap agreements	104
$349,252

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:
	As of March 31, 2007
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,437	$(6,485)	$3,952
Domain and brand names	4,775	(1,765)	3,010
Favorable and assigned leases	1,581	(1,166)	415
Other amortizable intangible assets	2,742	(2,241)	501
	$19,535	$(11,657)	$7,878

	As of December 31, 2006
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,404	$(6,030)	$4,374
Domain and brand names	4,487	(1,533)	2,954
Favorable and assigned leases	1,581	(1,144)	437
Other amortizable intangible assets	2,742	(2,139)	603
	$19,214	$(10,846)	$8,368

Based on the amortizable intangible assets as of March 31, 2007, the Company estimates amortization expense for the next five years to be as follows:
Year Ending December 31,	Estimated future Amortization Expense
(Dollars in thousands)
2007 (April 1 - December 31)	$2,177
2008	2,535
2009	1,283
2010	832
2011	370
Thereafter	681
Total	$7,878

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

Options to purchase 2,192,544 and 2,394,764 shares of Class A common stock were outstanding at March 31, 2006 and 2007, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. These options are excluded from the respective computation of diluted net income per share because their effect would be anti-dilutive.

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

Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The change in the fair value of a derivative instrument designated as a hedge of the exposure of the variability in expected cash flows of recognized assets, liabilities or of unrecognized forecasted transactions, referred to as a cash flow hedge, is recognized as other comprehensive income. The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense.

During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million. This agreement related to its $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes. On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% senior subordinated notes. As a result of the redemption, the Company wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt. Interest expense for the three months ended March 31, 2006, was reduced by $0.1 million related to the amortization of the buyout premium received.

During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized approximately $110,000 in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes. On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% Notes. Interest expense for the three months ended March 31, 2006 included approximately $16,000 related to the amortization of the capitalized buyout premium.

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing. Interest expense for the three months ended March 31, 2007, was reduced by approximately $28,000 as a result of the difference between the interest rates. As of March 31, 2007, the Company recorded a liability for the fair value of the interest swap of approximately $104,000. This amount, net of income tax benefits of approximately $42,000, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing. Interest expense for the three months ended March 31, 2007, was reduced by approximately $49,000 as a result of the difference between the interest rates. As of March 31, 2007, the Company recorded an asset for the fair value of the interest swap of approximately $0.3 million. This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing. Interest expense for the three months ended March 31, 2007, was reduced by approximately $62,000 as a result of the difference between the interest rates. As of March 31, 2007, the Company recorded an asset for the fair value of the interest swap of approximately $0.6 million. This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates. The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period. The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period. Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense. Interest expense of approximately $24,000 was recognized during the three months ended March 31, 2007 related to our interest rate caps.

NOTE 12. INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN No. 48, the Company recognized a $2.0 million increase in liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

   The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and is no longer subject to state and local, or income tax examinations by tax authorities for years before 2002.

The Company has unrecognized tax benefits of approximately $3.0 million as of January 1, 2007 and, if recognized, would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase of its unrecognized tax benefits of approximately $0.3 million as of March 31, 2007.

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

NOTE 14. SEGMENT DATA

      SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information” requires companies to provide certain information about their operating segments. The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of our Internet businesses, SWN and Townhall.com, and our publishing businesses, Salem Publishing and Xulon Press, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated in the following tables as non-broadcast. The radio broadcasting segment also operates various radio networks.

      NOTE 14. SEGMENT DATA (CONTINUED)

Management uses operating income before depreciation, amortization and gain on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended
	March 31,
	2006	2007
	(Dollars in thousands)
Net revenue
Radio broadcasting	$48,774	$50,440
Non-broadcast	3,252	5,654
Consolidated net revenue	$52,026	$56,094

Operating expenses before depreciation, amortization and gain on disposal of assets
Radio broadcasting	$31,694	$32,483
Non-broadcast	3,432	5,271
Corporate	6,440	5,814
Consolidated operating expenses before depreciation, amortization and gain on disposal of assets	$41,566	$43,568

Operating income from continuing operations before depreciation, amortization and gain on disposal of assets
Radio broadcasting	$17,080	$17,957
Non-broadcast	(180)	383
Corporate	(6,440)	(5,814)
Consolidated operating income from continuing operations before depreciation, amortization and gain on disposal of assets	$10,460	$12,526

Depreciation
Radio broadcasting	$2,374	$2,665
Non-broadcast	87	139
Corporate	284	287
Consolidated depreciation expense	$2,745	$3,091

Amortization
Radio broadcasting	$228	$67
Non-broadcast	317	738
Corporate	5	5
Consolidated amortization expense	$550	$810

Operating income from continuing operations before gain on disposal of assets
Radio broadcasting	$14,478	$15,225
Non-broadcast	(584)	(494)
Corporate	(6,729)	(6,106)
Consolidated operating income from continuing operations before gain on disposal of assets	$7,165	$8,625

Total property, plant and equipment, net
Radio broadcasting	$115,604	$115,616
Non-broadcast	2,830	3,516
Corporate	10,279	10,488
Consolidated property, plant and equipment, net	$128,713	$129,620

NOTE 14. SEGMENT DATA (CONTINUED)

	Three months ended
	March 31,
	2006	2007
Goodwill
Radio broadcasting	$5,011	$5,011
Non-broadcast	15,587	15,587
Corporate	8	8
Consolidated goodwill	$20,606	$20,606
Reconciliation of operating income from continuing operations before depreciation, amortization and gain on disposal of assets to income from continuing operations before income taxes
	Three Months Ended
	March 31,
	2006	2007
	(Dollars in thousands)
Operating income from continuing operations before depreciation, amortization and gain (loss) on disposal of assets	$10,460	$12,526
Depreciation expense	(2,745)	(3,091)
Amortization expense	(550)	(810)
Interest income	46	60
Gain on disposal of assets	3,529	3,269
Interest expense	(6,588)	(6,454)
Other expense, net	(172)	(35)
Income from continuing operations before income taxes	$3,980	$5,465

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION

      The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes. HoldCo and AcquisitionCo are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of HoldCo as of March 31, 2007, amounted to $200.3 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $65.3 million of amounts due from Salem and AcquisitionCo as of March 31, 2007.

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)
	As of March 31, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ 117	$ 161	$ 320	$ —	$ 598
Accounts receivable	—	2,924	929	26,445	(84)	30,214
Other receivables	—	14	3	490	—	507
Prepaid expenses	—	108	280	2,018	—	2,406
Income tax receivable	—	(9)	(8)	47	—	30
Deferred income taxes	—	263	176	4,504	—	4,943
Total current assets	—	3,417	1,541	33,824	(84)	38,698
Investment in subsidiaries	211,063	—	—	—	(211,063)	—
Property, plant and equipment, net	—	6,911	374	122,335	—	129,620
Broadcast licenses	—	94,473	—	379,098	—	473,571
Goodwill	—	10,256	2,554	7,796	—	20,606
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	5,044	1,131	1,703	—	7,878
Bond issue costs	—	—	—	556	—	556
Bank loan fees	—	—	—	2,741	—	2,741
Fair value of interest rate swap	—	—	—	913	—	913
Intercompany receivables	104,920	9,918	—	176,980	(291,818)	—
Other assets	—	60	27	3,683	—	3,770
Total assets	$ 315,983	$ 130,079	$ 8,519	$ 729,629	$ (502,965)	$ 681,245

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of March 31, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current liabilities:
Accounts payable	$ —	$37	$ 123	$ 2,344	$ —	$ 2,504
Accrued expenses	—	484	330	4,966	(203)	5,577
Accrued compensation and related expenses	—	656	161	7,118	—	7,935
Accrued interest	—	—	—	5,866	—	5,866
Deferred revenue	—	—	4,057	553	—	4,610
Current maturities of long-term debt	—	—	—	2,431	—	2,431
Total current liabilities	—	1,177	4,671	23,278	(203)	28,923
Intercompany payables	74,946	101,222	13,734	101,797	(291,699)	—
Long-term debt	—	2,523	—	344,298	—	346,821
Deferred income taxes	1,919	14,756	(9,346)	50,785	—	58,114
Deferred revenue	—	515	(1,373)	7,981	—	7,123
Other liabilities	—	—	—	1,146	—	1,146
Total stockholders’ equity	239,118	9,886	833	200,344	(211,063)	239,118
Total liabilities and stockholders’ equity	$ 315,983	$ 130,079	$ 8,519	$729,629	$ (502,965)	$ 681,245

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$ 2,778	$ —	$ 48,290	$ (628)	$ 50,440
Non-broadcast revenue	—	3,076	1,604	1,134	(160)	5,654
Total revenue	—	5,854	1,604	49,424	(788)	56,094
Operating expenses:
Broadcasting operating expenses	—	1,889	—	30,527	67	32,483
Non-broadcast operating expenses	—	3,013	1,957	916	(615)	5,271
Corporate expenses	—	336	—	5,718	(240)	5,814
Amortization	—	425	101	284	—	810
Depreciation	—	246	40	2,805	—	3,091
Gain on disposal of assets	—	—	—	(3,269)	—	(3,269)
Total operating expenses	—	5,909	2,098	36,981	(788)	44,200
Operating income (loss)	—	(55)	(494)	12,443	—	11,894
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	5,111	—	—	—	(5,111)	—
Interest income	1,916	—	—	3,070	(4,926)	60
Interest expense	(2,143)	(2,337)	(326)	(6,574)	4,926	(6,454)
Other income (expense)	—	—	—	(35)	—	(35)
Income (loss) before income taxes	4,884	(2,392)	(820)	8,904	(5,111)	5,465
Provision (benefit) for income taxes	1,919	(580)	(395)	1,556	—	2,500
Net income (loss)	$- 2,965	$ (1,812)	$ (425)	$ 7,348	$ (5,111)	$ 2,965
Other comprehensive income (loss)	(288)	—	—	(288)	288	(288)
Comprehensive income (loss)	$ 2,677	$ (1,812)	$ (425)	$ 7,060	$ (4,823)	$ 2,677

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period due to acquisitions and dispositions of selected assets of radio stations and acquisitions of non-broadcast businesses. See Note 3 of our condensed consolidated financial statements for additional information.

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 97 radio stations in 38 markets, including 61 stations in 23 of the top 25 markets, which consists of 30 FM stations and 67 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk. We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® (“SRR”) is a national radio advertising sales firm with offices in 13 U.S. cities. Additionally, we own Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, including Townhall.com, a provider of conservative content on-line, and Salem Publishing™, a leading publisher of Christian magazines and Xulon Press, a digital publisher of books targeting the Christian audience.

Our principal business strategy is to improve our national radio platform in order to deliver compelling content to audiences interested in Christian and family-themed programs and conservative news talk. Our national presence gives advertisers a station platform that is a unique and a powerful way to reach a Christian audience. We program 45 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs. We also program 30 News Talk and 13 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.

We maintain a website at http://www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Any information found on the our website is not a part of, or incorporated by reference into, this or any other report of the Company filed with, or furnished to, the SEC.

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

    In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as non-broadcast advertising, travel or lodging) in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. During 2006, we sold 96% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

Salem Web Network™ and Townhall.com, our Internet businesses, earn their revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications and by selling books. Xulon Press earns its revenues from the publishing of books. The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our Condensed Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

We have reclassified our statements of operations data for the three months ended March 31, 2006. These reclassifications include the accounting for WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations as discussed in Note 3. The accompanying Condensed Consolidated Statements of Operations reflect the results of these stations as discontinued operations for the three months ended March 31, 2006. Additionally, as previously reported for the three months ended March 31, 2006, the operating results for WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, and WBTK-AM, Richmond, Virginia, are presented as discontinued operations. The assets of WTSJ-AM and WBOB-AM were sold on February 10, 2006, and the results of operations for 2006 are presented as discontinued operations though the date of the sale.

     The following table sets forth certain statements of operations data for the periods indicated and shows annual changes:

	Three Months Ended
	March 31,
	2006	2007	% Change
Net broadcasting revenue	$ 48,774	$ 50,440	3.4%
Non-broadcast revenue	3,252	5,654	73.9%
Total revenue	52,026	56,094	7.8%
Operating expenses:
Broadcasting operating expenses	31,694	32,483	2.5%
Non-broadcast operating expenses	3,432	5,271	53.6%
Corporate expenses	6,440	5,814	(9.7)%
Depreciation	2,745	3,091	12.6%
Amortization	550	810	47.3%
Gain on disposal of assets	(3,529)	(3,269)	(7.4)%
Total operating expenses	41,332	44,200	6.9%
Operating income from continuing operations	10,694	11,894	11.2%
Other income (expense):
Interest income	46	60	30.4%
Interest expense	(6,588)	(6,454)	(2.0)%
Other expense, net	(172)	(35)	(79.7)%
Income from continuing operations before income taxes	3,980	5,465	37.3%
Provision for income taxes	1,594	2,500	56.8%
Income from continuing operations	2,386	2,965	24.3%
Income from discontinued operations, net of tax	329	—	(100.0)%
Net income	$ 2,715	$ 2,965	9.2%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31,
	2006	2007
Net broadcasting revenue	94%	90%
Non-broadcast revenue	6%	10%
Total revenue	100%	100%
Operating expenses:
Broadcasting operating expenses	61%	58%
Non-broadcast operating expenses	7%	10%
Corporate expenses	12%	10%
Depreciation and amortization	5%	6%
Amortization	1	1%
Gain on disposal of assets	(7)%	(6)%
Total operating expenses	79%	79%
Operating income from continuing operations	21%	21%
Other income (expense):
Interest income	—%	—%
Interest expense	(13)%	(11)%
Other expense, net	—%	—%
Income from continuing operations before income taxes	8%	10%
Provision for income taxes	3%	5%
Income from continuing operations	5%	5%
Income from discontinued operations, net of tax	—%	—%
Net income	5%	5%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

      NET BROADCASTING REVENUE.  Net broadcasting revenue increased $1.6 million or 3.4%, to $50.4 million for the three months ended March 31, 2007, from $48.8 million for the three months ended March 31, 2006. On a same station basis, net broadcasting revenue improved $1.7 million, or 3.6%, to $49.4 million for the three months ended March 31, 2007, from $47.7 million for the three months ended March 31, 2006. This revenue growth is primarily attributable to increases in national programming revenue on our Christian Teaching and Talk stations of $1.4 million, growth on our Contemporary Christian Music stations of $0.4 million, and growth on our News Talk stations of $0.2 million partially offset by an overall weakness in our local and national advertising revenue of $0.4 million. Revenue from advertising as a percentage of our net broadcasting revenue decreased to 49.0% for the three months ended March 31, 2007, from 51.5% for the same period of the prior year. Revenue from block program time as a percentage of our net broadcasting revenue increased to 37.3% for the three months ended March 31, 2007, from 35.5% for the same period of the prior year.

      NON-BROADCAST REVENUE. Non-broadcast revenue increased $2.4 million, or 73.9%, to $5.7 million for the three months ended March 31, 2007, from $3.3 million for the same period of the prior year. The increase was primarily due to revenue derived from our 2006 acquisitions Townhall.com, Preaching Magazine and Xulon Press plus organic growth of advertising revenue at Salem Web NetworkTM. For the three months ended March 31, 2007, acquisitions accounted for approximately $1.7 million of revenue not applicable to the same period of the prior year.

BROADCASTING OPERATING EXPENSES. Broadcast operating expenses increased $0.8 million, or 2.5%, to $32.5 million for the three months ended March 31, 2007, compared to $31.7 million for the three months ended March 31, 2006. On a same station basis, broadcast operating expense increased $1.2 million or 4.0% to $31.5 million for the three months ended March 31, 2007, compared to $30.3 million for same period of the prior year. The increase is primarily attributable to higher advertising and promotion costs of $0.7 million on our News Talk and Contemporary Christian Music radio stations and higher personnel costs including commissions of $0.1 million.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $1.9 million, or 53.6%, to $5.3 million for the three months ended March 31, 2007, compared to $3.4 million for the three months ended March 31, 2006. The increase is attributable primarily to costs associated with the acquisitions of Townhall.com, Preaching Magazine and Xulon Press. For the three months ended March 31, 2007, acquisitions accounted for approximately $1.4 million of expenses not applicable to the same period of the prior year.

CORPORATE EXPENSES.  Corporate expenses decreased $0.6 million, or 9.7%, to $5.8 million for the three months ended March 31, 2007, compared to $6.4 million for the same period of the prior year. The decrease is primarily due to lower stock-based compensation expense of $0.6 million.

      DEPRECIATION. Depreciation expense increased $0.4 million, or 12.6%, to $3.1 million for the three months ended March 31, 2007, compared to $2.7 million for the same period of the prior year. The increase is due to depreciation associated with acquisitions of radio station and non-broadcast assets during 2006.

AMORTIZATION.   Amortization expense increased $0.2 million, or 47.3%, to $0.8 million for the three months ended March 31, 2007, compared to $0.6 million for the same period of the prior year. The increase is due to amortizable intangible assets acquired with non-broadcast media entities during 2006.

GAIN ON DISPOSAL OF ASSETS. Gain on disposal of assets of $3.3 million for the three months ended March 31, 2007, was primarily comprised of the sale of radio station WKNR-AM in Cleveland, Ohio, for $7.0 million resulting in a pre-tax gain of $3.4 million offset by various fixed asset disposals. The gain on disposal of fixed assets of $3.5 million for same period of the prior year was due to the gain recognized on the exchange of KNIT-AM, Dallas, Texas for selected assets of WORL-AM, Orlando, Florida.

OTHER INCOME (EXPENSE).  Interest income of $60,000 was interest earned on excess cash. Interest expense decreased $0.1 million, or 2.0%, to $6.5 million for the three months ended March 31, 2007, compared to $6.6 million for the three months ended March 31, 2006. The decrease in interest expense is due to a decrease in our net outstanding debt of $10.5 million, which includes the early redemption of our 9% Notes in July 2006. Other expense, net, decreased from $0.2 million to $35,000 primarily due to bank commitment fees associated with our credit facilities offset with royalty income from real estate properties.

      PROVISION FOR INCOME TAXES.      In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). We adopted FIN No. 48 as of January 1, 2007. Provision for income taxes was $2.5 million for the three months ended March 31, 2007 compared to $1.6 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 45.7% for the three months ended March 31, 2007 compared to 40.1% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.      The income from discontinued operations of $0.3 million, net of taxes for the three months ended March 31, 2006, includes the operating results of WTSJ-AM, WBOB-AM, WBTK-AM, WITH-AM, WBGB-AM, WJGR-AM, WZNZ-AM and WZAZ-AM, which are presented as discontinued operations for the three months ended March 31, 2006 offset by the pre-tax gain of $0.7 million resulting from the sale of WTSJ-AM and WBOB-AM on February 10, 2006.

  NET INCOME. We recognized net income of $3.0 million for the three months ended March 31, 2007 compared to net income of $2.7 million for the same period of the prior year. This increase of $0.3 million is primarily due to an increase in operating income from continuing operations of $1.2 million offset by an increase in the provision for income taxes of $0.9 million and a decrease in income from discontinued operations of $0.3 million.

NON-GAAP FINANCIAL MEASURES

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income (“SOI”) as net broadcasting revenue less broadcasting operating expenses. Accordingly, changes in net broadcasting revenue and broadcasting expenses, as explained above, have a direct impact on changes in SOI.

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

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

      STATION OPERATING INCOME.       SOI increased $0.9 million, or 5.1%, to $18.0 million for the three months ended March 31, 2007, compared to $17.1 million for the same period of the prior year. As a percentage of net broadcasting revenue, SOI increased to 35.6% for the three months ended March 31, 2007 from 35.0% for the same period of the prior year. On a same station basis, SOI increased $0.5 million, or 2.9%, to $17.9 million for the three months ended March 31, 2007 from $17.4 million for the same period of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 36.3% for the three months ended March 31, 2007 compared to 36.5% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	(Dollars in thousands)
	2006	2007

Station operating income	$ 17,080	$ 17,957
Plus non-broadcast revenue	3,252	5,654
Less non-broadcast operating expenses	(3,432)	(5,271)
Less depreciation and amortization	(3,295)	(3,901)
Less gain on disposal of assets	3,529	3,269
Less corporate expenses	(6,440)	(5,814)
Operating income	$ 10,694	$ 11,894

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

Intangible assets

In accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and intangible assets deemed to have indefinite lives, but perform annual impairment tests in accordance with these statements. We believe our FCC licenses have indefinite lives and accordingly amortization expense is no longer recorded for our FCC licenses as well as our goodwill. Other intangible assets continue to be amortized over their useful lives.

   We perform impairment tests on our FCC licenses and goodwill at least annually or more often if indicators of impairment exist. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of March 31, 2007, no impairment was recognized. The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and may result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $6.8 million as of March 31, 2007, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

Stock-Based Compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the company. As of March 31, 2007, a maximum of 3,100,000 shares are authorized under the plan, of which 2,394,764 are outstanding and 1,389,425 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense for the three months ended March 31, 2007 was $0.8 million. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Cash Flows

Cash and cash equivalents were $0.6 million on March 31, 2007 compared to $0.7 million as of December 31, 2006. Working capital was $9.8 million on March 31, 2007 compared to $13.3 million as of December 31, 2006. The decreases in cash and working capital were primarily due to net repayments of $12.7 million under our credit facilities during the three months ended March 31, 2007.

Cash Flows from Operating Activities

  During the three months ended March 31, 2007, our cash flows from continuing operations were primarily derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital. Net cash provided by operating activities of continuing operations was $10.2 million for the three months ended March 31, 2007 compared to $8.7 million for the same period of the prior year. The increase of $1.4 million was primarily the result of an increase in net income from continuing operations of $0.6 million and changes in operating assets and liabilities, including an increase in deferred income taxes of $0.6 million and an increase in deferred revenue of $0.3 million that were partially offset by a decrease in accounts receivable of $0.2 million.

Cash Flows from Investing Activities

     Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio stations assets and strategic acquisitions of non-broadcast businesses. Net cash provided by investing activities was $2.7 million for the three months ended March 31, 2007 compared to net cash used in investing activities of $29.2 million for the same period of the prior year. The increase of $31.9 million was due to a $23.8 million decrease in cash outlays for radio station assets and non-broadcast properties as well as a $1.7 million decrease in capital expenditures.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facilities, payments of capital lease obligations, and secondarily, to repurchases of our Class A Common Stock under a repurchase program approved by our Board of Directors. Cash flows from financing activities decreased $30.4 million for the three months ended March 31, 2007 compared to the same period of the prior year. This decrease was due to net repayments of debt of $12.7 million during the period compared to net draws of $32.6 million in the same period of the prior year that were offset by repurchases of Class A Common Stock of $15.1 million.

Credit Facilities

Our wholly-owned subsidiary, Salem Holding, is the borrower under our credit facilities. The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of March 31, 2007, the borrowing capacity and aggregate commitments were $75.0 million under our revolving credit facility, $73.1 million under our term loan B facility and $164.2 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below. As of March 31, 2007, we could borrow $64.2 million under our credit facilities.

On March 31, 2007, $73.1 million was outstanding under the term loan B facility, $164.2 million was outstanding under the term loan C facility and $8.5 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At March 31, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.90%.

The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of March 31, 2007. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at March 31, 2007, on a pro forma basis, was 5.61 to 1.

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

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR. The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period. The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period. Both interest rate caps are at 7.25%.

      As of March 31, 2007, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

     Swingline Credit Facility. On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million. As collateral for the Swingline, we pledged our corporate office building. Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate. As of March 31, 2007, no amounts were outstanding under the Swingline. The Swingline, which expires on June 1, 2007, is currently being renegotiated.

      As of March 31, 2007, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

   As of March 31, 2007, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term obligations

Long-term debt consisted of the following at the balance sheet dated indicated:

As of December 31, 2006		As of March 31, 2007
	(Dollars in thousands)

Term loan B	$ 73,125	$ 73,125
Term loan C	165,000	164,175
Revolving line of credit under credit facility	19,100	8,500
Swingline credit facility	1,241	—
7¾% senior subordinated notes due 2010	100,000	100,000
Fair market value of interest rate swap	—	104
Capital leases and other loans	2,560	3,348
	$ 361,026	$ 349,252
Less current portion	2,048	2,431
	$ 358,978	$ 346,821

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2007:

•
Outstanding borrowings of $237.3 million on term loans with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our total leverage ratio, and a commitment fee of 0.375% on the unused portion.

•	Outstanding borrowings of $8.5 million under a revolving line of credit with interest payments due at the banks prime rate.
•	$100 million senior subordinated notes with semi-annual interest payments at 7 ¾%.

OFF-BALANCE SHEET ARRANGEMENTS

      At March 31, 2007 and 2006, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million. This agreement related to our $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes. On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% senior subordinated notes. As a result of the redemption, we wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt. Interest expense for the three months ended March 31, 2006, was reduced by $0.1 million related to the amortization of the buyout premium received.

During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to our 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized approximately $110,000 in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes. On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% Notes. Interest expense for the three months ended March 31, 2006, included approximately $16,000 related to the amortization of the capitalized buyout premium.

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing. Interest expense for the three months ended March 31, 2007, was reduced by approximately $28,000 as a result of the difference between the interest rates. As of March 31, 2007, we recorded a liability for the fair value of the interest swap of approximately $104,000. This amount, net of income tax benefits of approximately $42,000, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing. Interest expense for the three months ended March 31, 2007, was reduced by approximately $49,000 as a result of the difference between the interest rates. As of March 31, 2007, we recorded an asset for the fair value of the interest swap of approximately $0.3 million. This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing. Interest expense for the three months ended March 31, 2007, was reduced by approximately $62,000 as a result of the difference between the interest rates. As of March 31, 2007, we recorded an asset for the fair value of the interest swap of approximately $0.6 million. This amount, net of income taxes of approximately $0.2 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates. The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period. The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period. Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense. Interest expense of approximately $24,000 was recognized during the three months ended March 31, 2007, related to our interest rate caps.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of March 31, 2007, we had borrowed $245.8 million under our credit facilities and Swingline. As of March 31, 2007, we could borrow up to an additional $64.2 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At March 31, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.90%. At March 31, 2007, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.6 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of March 31, 2007, with an aggregate fair value of $102.0 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $98.9 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $105.3 million.

ITEM 4. CONTROLS AND PROCEDURES.

   As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

 We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have made repurchases of our Class A common stock pursuant to a $50.0 million share repurchase program adopted by our Board of Directors in May 2005, revised in February 2006 and further revised in March 2007. This repurchase program will continue until the earlier of (a) December 31, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of Salem. The amount we may repurchase may be limited by certain restrictions under our credit facilities. No repurchases were made during the three months ended March 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS.
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

		8-K	000-26497	06/15/06	4.13
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.04.02	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.05.04	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.05.05	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008.	S-4	333-41733-29	01/29/98	10.05.05
10.05.06	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.05.08	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.05.09	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.05.11.02	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.05.12	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.05.13	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas).	10-K	000-26497	03/30/00	10.05.13
10.05.15	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.05.16	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16
10.05.17.02	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.05.18	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.05.19	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.05.20	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.05.21	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21
10.05.22	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008.	10-K 405	000-26497	03/31/99	10.05.22
10.05.23	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.05.24	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.05.25	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	3/16/07	10.05.25
10.06.02	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.02
10.06.03	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.03
10.06.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.04
10.06.05	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.05
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of David A.R. Evans Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of David A.R. Evans Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
May 10, 2007
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2007
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

Date: May 10, 2007

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

Date: May 10, 2007

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as President and Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•
the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2007
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Executive Vice President - Business Development and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•
the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 10, 2007
By: /s/ DAVID A.R. EVANS

David A.R. Evans
Executive Vice President - Business Development and Chief Financial Officer