Form 10-Q/A
period 2007-05-14
SALEM COMMUNICATIONS CORP /DE/
filed 2007-05-15
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

 Explanatory Note

This Form 10-Q/A amends and restates the Form 10-Q filed by Salem Communications Corporations on May 10, 2007 which, due to an administrative error, orginally included information from "Note 14. Segment Data" in the place of the "Condensed Consolidated Statements of Operations."

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
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)
	Three Months Ended
	March 31,
	2006	2007
Net broadcasting revenue	$ 48,774	$ 50,440
Non-broadcast revenue	3,252	5,654
Total revenue	52,026	56,094
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $277 and $310 for the quarter ended March 31, 2006 and 2007, respectively, paid to related parties)	31,694	32,483
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	3,432	5,271
Corporate expenses, exclusive of depreciation and amortization shown below (including $99 and $70 for the quarter ended March 31, 2006 and 2007, respectively, paid to related parties)	6,440	5,814
Depreciation (including $87 and $139 for the quarter ended March 31, 2006 and 2007, respectively, for non-broadcast businesses)	2,745	3,091
Amortization (including $317 and $738 for the quarter ended March 31, 2006 and 2007, respectively, for non-broadcast businesses)	550	810
Gain on disposal of assets	(3,529)	(3,269)
Total operating expenses	41,332	44,200
Operating income from continuing operations	10,694	11,894
Other income (expense):
Interest income	46	60
Interest expense	(6,588)	(6,454)
Other expense, net	(172)	(35)
Income from continuing operations before income taxes	3,980	5,465
Provision for income taxes	1,594	2,500
Income from continuing operations	2,386	2,965
Income from discontinued operations, net of tax	329	—
Net income	$ 2,715	$ 2,965
Other comprehensive income (loss), net of tax	1,036	(288)
Comprehensive income	$ 3,751	$ 2,677

Basic earnings per share data:
Earnings per share from continuing operations	$ 0.10	$ 0.12
Income per share from discontinued operations	0.01	—
Basic earnings per share	0.11	0.12
Diluted earnings per share data:
Earnings per share from continuing operations	$ 0.10	$ 0.12
Income per share from discontinued operations	0.01	—
Diluted earnings per share	0.11	0.12
Basic weighted average shares outstanding	24,686,517	23,848,603
Diluted weighted average shares outstanding	24,696,334	23,853,068
See accompanying notes

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

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
uring the quarter ended March 31, 2007, the Company recognized other comprehensive loss of approximately $0.3 million, net of tax benefits of $0.2 million, related to the change in fair value of its three cash flow hedges.
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

NOTE 12. INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN No. 48, the Company recognized a $2.0 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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