Form 10-Q/A
period 2007-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2007-07-24
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

 Explanatory Note

This Form 10-Q/A amends and restates the Form 10-Q/A filed by Salem Communications Corporations on May 15, 2007 which did not include the certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act and the signatures as required by the Form 10-Q.

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

The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2006	2007

Stock option compensation expense included in corporate expenses	$1,073	$507
Restricted stock units compensation expense included in corporate expenses	22	16
Stock option compensation expense included in broadcast operating expenses	207	207
Stock option compensation expense included in non-broadcast operating expenses	7	24
Total stock-based compensation expense	$1,309	$754
Tax benefit from stock-based compensation expense	-527	-345
Total stock-based compensation expense net of tax benefit	$782	$409

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

SALEM COMMUNICATIONS CORPORATION
July 24, 2007
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

July 24, 2007
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 31.1
I, Edward G. Atsinger III, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Salem Communications Corporation;

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

Date: July 24, 2007

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer

EXHIBIT 31.2
I, Evan D. Masyr, certify that:
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

Date: July 24, 2007

By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer

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

Dated: July 24, 2007
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

Dated: July 24, 2007
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer