Form 10-Q
period 2007-08-09
SALEM COMMUNICATIONS CORP /DE/
filed 2007-08-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large accelerated filer [ ]	Accelerated filer [X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 3, 2007
Common Stock, $0.01 par value per share	18,296,324 shares

Class B	Outstanding at August 3, 2007
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM COMMUNICATIONS CORPORATION

FORWARD–LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31, 2006	June 30, 2007
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$710	$752
Trade accounts receivable (net of allowance for doubtful accounts of $7,606 in 2006 and $7,454 in 2007)	31,984	31,335
Other receivables	551	581
Prepaid expenses	2,330	2,416
Income tax receivable	—	39
Deferred income taxes	5,020	5,009
Total current assets	40,595	40,132
Property, plant and equipment (net of accumulated depreciation of $74,766 in 2006 and $78,493 in 2007)	128,713	130,808
Broadcast licenses	476,544	472,463
Goodwill	20,606	20,463
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $10,846 in 2006 and $12,433 in 2007)	8,368	7,098
Bond issue costs	593	518
Bank loan fees	2,996	2,488
Fair value of interest rate swap agreements	1,290	2,663
Other assets	3,667	4,449
Total assets	$686,264	$683,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,421	$1,496
Accrued expenses	6,446	6,264
Accrued compensation and related expenses	7,033	7,412
Accrued interest	4,275	2,252
Deferred revenue	4,050	4,565
Current portion of long-term debt and capital lease obligations	2,048	3,683
Income taxes payable	22	—
Total current liabilities	27,295	25,672
Long-term debt and capital lease obligations, less current portion	358,978	344,951
Deferred income taxes	53,935	60,810
Deferred revenue	7,063	7,303
Other liabilities	1,277	1,204
Total liabilities	448,548	439,940
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,424,242 issued and 18,293,824 outstanding at December 31, 2006 and 20,426,742 issued and 18,296,324 outstanding at June 30, 2007	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2006 and June 30, 2007	56	56
Additional paid-in capital	221,466	223,131
Retained earnings	47,433	51,262
Treasury stock, at cost (2,130,418 shares at December 31, 2006 and June 30, 2007)	(32,218)	(32,218)
Accumulated other comprehensive income	775	1,599
Total stockholders’ equity	237,716	244,034
Total liabilities and stockholders’ equity	$686,264	$683,974
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net broadcasting revenue	$ 53,381	$ 53,650	$ 102,155	$ 104,090
Non-broadcast revenue	4,684	6,388	7,936	12,042
Total revenue	58,065	60,038	110,091	116,132
Operating expenses:

Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $337 and $307 for the quarter ended June 30, 2006 and 2007, respectively, and $614 and $617 for the six months ended June 30, 2006 and 2007, respectively, paid to related parties)	33,498	33,629	65,192	66,112

Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	3,827	5,652	7,259	10,923

Corporate expenses, exclusive of depreciation and amortization shown below (including $52 and $76 for the quarter ended June 30, 2006 and 2007, respectively, and $150 and $145 for the six months ended June 30, 2006 and 2007, respectively, paid to related parties)	6,256	5,496	12,696	11,310

Depreciation (including $138 and $150 for the quarter ended June 30 2006 and 2007, respectively, and $225 and $289 for the six months ended June 30, 2006 and 2007, respectively for non-broadcast businesses)	3,113	2,923	5,858	6,014

Amortization (including $525 and $748 for the quarter ended June 30 2006 and 2007, respectively, and $842 and $1,486 for the six months ended June 30, 2006 and 2007, respectively for non-broadcast businesses)	753	776	1,303	1,586

(Gain) loss on disposal of assets	(15,510)	634	(19,039)	(2,635)
Total operating expenses	31,937	49,110	73,269	93,310
Operating income from continuing operations	26,128	10,928	36,822	22,822
Other income (expense):
Interest income	—	48	46	108
Interest expense	(6,779)	(6,308)	(13,367)	(12,762)
Other income (expense), net	(174)	182	(346)	147
Income from continuing operations before income taxes	19,175	4,850	23,155	10,315
Provision for income taxes	7,584	1,926	9,178	4,426
Income from continuing operations	11,591	2,924	13,977	5,889
Income (loss) from discontinued operations, net of tax	(25)	—	304	—
Net income	$ 11,566	$ 2,924	$ 14,281	$ 5,889
Other comprehensive income, net of tax	894	1,112	1,930	824
Comprehensive income	$ 12,460	$ 4,036	$ 16,211	$ 6,713
Basic earnings per share from continuing operations	$ 0.48	$ 0.12	$ 0.57	$ 0.25
Income per share from discontinued operations	—	—	0.01	—
Basic earnings per share	$ 0.48	$ 0.12	$ 0.58	$ 0.25

Diluted earnings per share from continuing operations	$ 0.48	$ 0.12	$ 0.57	$ 0.25
Income (loss) per share from discontinued operations	—	—	0.01	—
Diluted earnings per share	$ 0.47	$ 0.12	$ 0.58	$ 0.25

Basic weighted average shares outstanding	24,347,520	23,850,020	24,516,432	23,849,312
Diluted weighted average shares outstanding	24,356,275	23,855,967	24,525,718	23,854,518

See accompanying notes

 SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,
	2006	2007
OPERATING ACTIVITIES
Income from continuing operations	$13,977	$5,889
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	2,620	1,634
Depreciation and amortization	7,161	7,600
Amortization of bond issue costs and bank loan fees	535	583
Amortization and accretion of financing items	(252)	58
Provision for bad debts	1,699	1,173
Deferred income taxes	9,160	4,277
(Gain) loss on disposal of assets	(19,039)	(2,635)
Changes in operating assets and liabilities:
Accounts receivable	(1,106)	(593)
Prepaid expenses and other current assets	(146)	(86)
Accounts payable and accrued expenses	2,565	(2,673)
Deferred revenue	1,078	755
Other liabilities	(189)	28
Income taxes payable	157	(22)
Net cash provided by continuing operating activities	18,220	15,988
INVESTING ACTIVITIES
Capital expenditures	(11,258)	(8,788)
Purchases of broadcast assets	(19,229)	—
Purchase of non-broadcast businesses	(10,509)	(311)
Proceeds from sale of property, plant and equipment	2,106	7,963
Other	(206)	(649)
Net cash used in investing activities of continuing operations	(39,096)	(1,785)
FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	35,000	2,793
Repurchase of Class A common stock	(15,149)	—
Payments of long-term debt and notes payable	(2,002)	(15,991)
Proceeds from exercise of stock options	24	30
Tax benefit related to stock options exercised	1	1
Payments on capital lease obligations	(14)	(21)
Book overdraft	—	(973)
Net cash provided by (used in) financing activities	17,860	(14,161)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(231)	—
Investing cash flows	(2)	—
Total cash outflow from discontinued operations	(233)	—
Net increase (decrease) in cash and cash equivalents	(3,249)	42
Cash and cash equivalents at beginning of year	3,979	710
Cash and cash equivalents at end of period	$730	$752
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$12,459	$10,739
Income taxes	$76	$215
Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$—	$800
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

Information with respect to the three and six months ended June 30, 2007 and 2006 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

      The balance sheet at December 31, 2006 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

NOTE 3. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

On February 2, 2007, the Company purchased ChristianMusicPlanet.com, a leading Christian music web portal for $0.3 million.  The purchase price was allocated to the assets acquired as follows:
Amount
(Dollars in thousands)
Asset
Domain names	$268
Customer lists and contracts	32
Goodwill	11
$311

On February 7, 2007, the Company sold radio station WKNR-AM in Cleveland, Ohio, to Good Karma Broadcasting for $7.0 million resulting in a pre-tax gain of $3.4 million.  The operating results of WKNR-AM were excluded from our Condensed Consolidated Statement of Operations beginning on December 1, 2006, the date the Company stopped operating the station pursuant to a local marketing agreement (“LMA”) with Good Karma Broadcasting.

On May 29, 2007, the Company sold radio station WVRY-FM, Nashville, Tennessee to Grace Broadcasting Services, Inc. for $0.9 million resulting in a pre-tax loss of $0.5 million.  The operating results of WVRY-FM were excluded from our Condensed Consolidated Statement of Operations beginning on March 9, 2007, the date the Company stopped operating the station pursuant to an LMA with Grace Broadcasting Services.

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

   Discontinued Operations:

The following table sets forth the components of income (loss) from discontinued operations, net of tax, for the three and six months ended June 30, 2006 (dollars in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Operating loss	$(18)	$(160)
Gain (loss) on sale or exchange of radio stations	(11)	656
Gain (loss) from discontinued operations before income taxes	(29)	496
Provision (benefit) for (from) income taxes	(4)	192
Income (loss) from discontinued operations, net of tax	$(25)	$304

Details of these transactions are as follows:

On February 10, 2006, the Company exchanged radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash for selected assets of radio station WLQV-AM, Detroit, Michigan.  The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 reflect the results of WTSJ-AM and WBOB-AM as discontinued operations.  The exchange was accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” and resulted in a pre-tax gain on the exchange of $0.7 million.

On July 17, 2006, the Company completed the sale of radio station WBTK-AM, Richmond, Virginia, for $1.5 million resulting in a pre-tax gain of $0.6 million.  The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 reflect the results of WBTK-AM as a discontinued operation.

On September 18, 2006, the Company completed the sale of radio station WBGB-FM, Jacksonville, Florida for $7.6 million resulting in a pre-tax gain of $0.8 million.  The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 reflect the results of WBGB-FM as a discontinued operation.

On December 1, 2006, the Company completed the sale of radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida for $2.8 million resulting in a pre-tax gain of $0.1 million.  The assets were sold to Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”).  Chesapeake-Portsmouth is a company controlled by Nancy Epperson, wife of Salem's Chairman of the Board Stuart W. Epperson and sister of Salem’s CEO Edward G. Atsinger III.  The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 reflect the results of WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida as discontinued operations.

On December 22, 2006, the Company completed the sale of radio station WITH-AM, Baltimore, Maryland for $3.0 million resulting in a pre-tax gain of $2.2 million.  The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 reflect the results of WITH-AM as a discontinued operation.

    NOTE 4. STOCK-BASED COMPENSATION

The Company has one stock incentive plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.   In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognizes compensation expense related to the estimated fair value of stock options granted.

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

The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$1,101	$591	$2,174	$1,098
Restricted stock units compensation expense included in corporate expenses	22	16	44	32
Stock option compensation expense included in broadcast operating expenses	166	230	373	437
Stock option compensation expense included in non-broadcast operating expenses	23	43	29	67
Total stock-based compensation expense	$1,312	$880	$2,620	$1,634
Tax benefit from stock-based compensation expense	(520)	(378)	(1,044)	(723)
Total stock-based compensation expense net of tax benefit	$792	$502	$1,576	$911

    Employee stock option and restricted stock grants

The Plan provides for grants of stock options to employees. The option exercise price is set at the closing price of our common stock on the date of grant, and the related number of shares granted is fixed at that point in time. Grants of equity instruments generally vest over a four year period. Stock option awards expire five years from the date of vesting.  The Plan also provides for grants of restricted stock and restricted stock units. Eligible employees may receive stock options units annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  Non-employee directors of the company have received restricted stock units that vest one year from the date of issuance, in addition to stock options that vest one year from the date of issuance.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility calculation reflect the historical volatility of the Company stock as determined by the closing price over a six to nine year term that is generally commensurate with the contractual term of the option.  Upon the adoption of SFAS No. 123(R) the expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Expected volatility	50.65%	43.88%	52.1%	43.65%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	6 - 9	6 - 9	6 - 9	6 - 9
Risk-free interest rate	5.09%	4.83%	4.97%	4.70%

Stock option information with respect to our stock-based compensation plans during the six months ended June 30, 2007 is as follows (dollars in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,146,564	$22.30			$—
Granted	388,900	11.82		$6.35	—
Exercised	(2,500)	11.81			4,219
Forfeited or expired	(83,965)	20.98			—
Outstanding at June 30, 2007	2,448,999	$20.70	4.7 years		—
Exercisable at June 30, 2007	1,416,062	$24.35	3.0 years		18,796

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates. Information regarding our restricted stock unit grants for the six months ended June 30, 2007 is as follows:
Restricted Stock Units	Shares	Weighted Average Exercise Price
Non-Vested at January 1, 2007	6,000	$11.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at June 30, 2007	6,000	$11.15

As of June 30, 2007, there was $5.9 million of total unrecognized compensation expense related to non-vested awards of stock options and restricted shares.

NOTE 5. OTHER COMPREHENSIVE INCOME

Other comprehensive income reflects changes in the fair value of each of the Company’s three cash flow hedges as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Mark-to-market adjustment	$1,489	$1,853	$3,216	$1,373
Tax Provision (benefit)	595	741	1,286	549
Other comprehensive income	$894	$1,112	$1,930	$824

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

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective beginning January 1, 2008.  The Company believes that the adoption of SFAS No. 157 will not have a material impact on the Company’s results of operations, cash flows or financial position.

NOTE 7. EQUITY TRANSACTIONS

The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.   This repurchase program will continue until the earlier of (a) December 31, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of Salem.  The amount the Company may repurchase may be limited by certain restrictions under our credit facilities.   As of June 30, 2007, the Company repurchased 2,130,418 shares of stock for $32.2 million at an average price of $15.12 per share.  No shares were repurchased during the three and six months ended June 30, 2007.

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $0.9 million and $1.6 million of stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2007, respectively in comparison to $1.3 million and $2.6 million for the three and six months ended June 30, 2006.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following:
	December 31, 2006	June 30, 2007
	(Dollars in thousands)

Term loans under credit facility	$238,125	$236,475
Revolving line of credit under credit facility	19,100	8,500
Swingline credit facility	1,241	293
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,444	2,502
Capital leases and other loans	116	864
	361,026	348,634
Less current portion	2,048	3,683
	$358,978	$344,951

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2007 for each of the next five years and thereafter are as follows:

Twelve Months Ended June 30,	Amount
(Dollars in thousands)
2008	$3,683
2009	12,482
2010	231,715
2011	100,023
2012	28
Thereafter	703
$348,634

 NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2007
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,437	$(6,890)	$3,547
Domain and brand names	4,771	(2,018)	2,753
Favorable and assigned leases	1,581	(1,188)	393
Other amortizable intangible assets	2,742	(2,337)	405
	$19,531	$(12,433)	$7,098

	As of December 31, 2006
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,404	$(6,030)	$4,374
Domain and brand names	4,487	(1,533)	2,954
Favorable and assigned leases	1,581	(1,144)	437
Other amortizable intangible assets	2,742	(2,139)	603
	$19,214	$(10,846)	$8,368

        Based on the amortizable intangible assets as of June 30, 2007, we estimate amortization expense for the next five years to be as follows:

Year Ending	Amortization Expense
(Dollars in thousands)
2007 (July 1 – December 31)	$1,398
2008	2,533
2009	1,282
2010	832
2011	369
Thereafter	684
Total	$7,098

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

      Options to purchase 2,179,919 and 2,448,999 shares of Class A common stock were outstanding at June 30, 2006 and 2007, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Those options are excluded due to their antidilutive effect.

NOTE 11. DERIVATIVE INSTRUMENTS

Salem is exposed to fluctuations in interest rates.  The Company actively monitors these fluctuations and uses derivative instruments from time to time to manage the related risk. In accordance with our risk management strategy, Salem uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. The Company’s use of derivative instruments may result in short-term gains or losses that may increase the volatility of Salem’s earnings.

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

   During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to its $94.4 million 9% senior subordinated notes due 2011 (the “9% Notes.”)  This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.  Interest expense for the three and six months ended June 30, 2006, was reduced by $0.2 million and $0.3 million, respectively, related to the amortization of the buyout premium received.   On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% Notes.  As a result of the redemption, the Company wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.

During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized approximately $110,000 in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% Notes.  Interest expense for the three and six months ended June 30, 2006, included approximately $16,000 and $33,000, respectively, related to the amortization of the capitalized buyout premium.

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the six months ended June 30, 2007, was reduced by approximately $55,000 as a result of the difference between the interest rates.  As of June 30, 2007, the Company recorded an asset for the fair value of the interest swap of approximately $0.5 million. This amount, net of income tax benefits of approximately $0.2 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the six months ended June 30, 2007, was reduced by approximately $98,000 as a result of the difference between the interest rates.  As of June 30, 2007, the Company recorded an asset for the fair value of the interest swap of approximately $0.9 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the six months ended June 30, 2007, was reduced by approximately $125,000 as a result of the difference between the interest rates. As of June 30, 2007, the Company recorded an asset for the fair value of the interest swap of approximately $1.2 million.  This amount, net of income taxes of approximately $0.5 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $15,000 was recognized during the six months ended June 30, 2007 related to our interest rate caps.

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

The Company has unrecognized tax benefits of approximately $4.0 million as of January 1, 2007 and, if recognized, would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.  The Company recorded an increase of its unrecognized tax benefits of approximately $0.4 million as of June 30, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Net revenue
Radio broadcasting	$53,381	$53,650	$102,155	$104,090
Non-broadcast	4,684	6,388	7,936	12,042
Consolidated net revenue	$58,065	$60,038	$110,091	$116,132

Operating expenses before depreciation, amortization and (gain) loss on disposal of assets
Radio broadcasting	$33,498	$33,629	$65,192	$66,112
Non-broadcast	3,827	5,652	7,259	10,923
Corporate	6,256	5,496	12,696	11,310
Consolidated operating expenses before depreciation, amortization and (gain) loss on disposal of assets	$43,581	$44,777	$85,147	$88,345

Operating income from continuing operations before depreciation, amortization and (gain) loss on disposal of assets
Radio broadcasting	$19,883	$20,021	$36,963	$37,978
Non-broadcast	857	736	677	1,119
Corporate	(6,256)	(5,496)	(12,696)	(11,310)
Consolidated operating income from continuing operations before depreciation, amortization and (gain) loss on disposal of assets	$14,484	$15,261	$24,944	$27,787

Depreciation
Radio broadcasting	$2,676	$2,497	$5,050	$5,162
Non-broadcast	138	150	225	289
Corporate	299	276	583	563
Consolidated depreciation expense	$3,113	$2,923	$5,858	$6,014

Amortization
Radio broadcasting	$224	$23	$452	$90
Non-broadcast	525	748	842	1,486
Corporate	4	5	9	10
Consolidated amortization expense	$753	$776	$1,303	$1,586

Operating income from continuing operations before (gain) loss on disposal of assets
Radio broadcasting	$16,983	$17,501	$31,461	$32,726
Non-broadcast	194	(162)	(390)	(656)
Corporate	(6,559)	(5,777)	(13,288)	(11,883)
Consolidated operating income from continuing operations before (gain) loss on disposal of assets	$10,618	$11,562	$17,783	$20,187

NOTE 14. SEGMENT DATA  (CONTINUED)
			December 31,	June 30,
			2006	2007
Total property, plant and equipment, net			(Dollars in thousands)
Radio broadcasting			$115,604	$116,354
Non-broadcast			2,830	4,316
Corporate			10,279	10,138
Consolidated property, plant and equipment, net			$128,713	$130,808

			December 31,	June 30,
			2006	2007
Goodwill			(Dollars in thousands)
Radio Broadcasting			$5,011	$4,857
Non-broadcast			15,587	15,598
Corporate			8	8
Consolidated Goodwill			$20,606	$20,463

Reconciliation of operating income before depreciation, amortization, and (gain) loss on disposal of assets to income from continuing operations before income taxes:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Operating income before depreciation, amortization, and gain (loss) on disposal of assets	$14,484	$15,261	$24,944	$27,787
Depreciation expense	(3,113)	(2,923)	(5,858)	(6,014)
Amortization expense	(753)	(776)	(1,303)	(1,586)
Interest income	—	48	46	108
Gain (loss) on disposal of assets	15,510	(634)	19,039	2,635
Interest expense	(6,779)	(6,308)	(13,367)	(12,762)
Other income (expense), net	(174)	182	(346)	147
Income from continuing operations before income taxes	$19,175	$4,850	$23,155	$10,315

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

            The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the 7¾% senior subordinated notes due 2010 (the “7 ¾ Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in its subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes. Salem Holding and Salem Communications Acquisition Corporation (“AcquisitionCo”) are 100% owned by Salem and Salem Holding owns 100% of all of its subsidiaries. All subsidiaries of Salem Holding are guarantors. OnePlace, LLC and CCM Communications, Inc., are aggregated and collectively referred to as “Non-broadcast.”  The net assets of Salem Holding are subject to certain restrictions which, among other things, require Salem Holding to maintain certain financial covenant ratios, and restrict Salem Holding and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of Salem Holding as of June 30, 2007, amounted to $206.9 million. Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $66.8 million of amounts due from Salem and AcquisitionCo as of June 30, 2007.

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	As of June 30, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries

	Parent	AcquisitionCo	Other Media	Salem Holding	Adjustments	Salem Consolidated
Current assets:
Cash and cash equivalents	$—	$123	$314	$315	$—	$752
Trade accounts receivable, net	—	2,901	718	27,789	(73)	31,335
Other receivables	—	11	3	567	—	581
Prepaid expenses	—	134	245	2,037	—	2,416
Income tax receivable	—	(6)	(5)	50	—	39
Deferred income taxes	—	305	153	4,551	—	5,009
Total current assets	—	3,468	1,428	35,309	(73)	40,132
Investment in subsidiaries	215,654	—	—	—	(215,654)	—
Property, plant and equipment, net	—	7,726	415	122,667	—	130,808
Broadcast licenses	—	94,473	—	377,990	—	472,463
Goodwill	—	10,256	2,565	7,642	—	20,463
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	4,625	1,002	1,471	—	7,098
Bond issue costs	—	—	—	518	—	518
Bank loan fees	—	—	—	2,488	—	2,488
FV of interest rate swap	—	—	—	2,663	—	2,663
Intercompany receivables	106,818	10,477	—	184,360	(301,655)	—
Other assets	—	60	26	4,363	—	4,449
Total assets	$322,472	$131,085	$8,328	$739,471	$(517,382)	$683,974

NOTE 15. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

(Dollars in thousands)
	As of June 30, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries

	Parent	AcquisitionCo	Other Media	Salem Holding	Adjustments	Salem Consolidated
Current liabilities:
Accounts payable	$—	$(42)	$65	$1,473	$—	$1,496
Accrued expenses	—	593	482	5,315	(126)	6,264
Accrued compensation and related expenses	—	729	125	6,558	—	7,412
Accrued interest	—	—	—	2,252	—	2,252
Deferred revenue	—	—	4,003	562	—	4,565
Current maturities of long-term debt	—	1,242	—	2,441	—	3,683
Total current liabilities	—	2,522	4,675	18,601	(126)	25,672
Intercompany payables	77,178	104,404	14,730	105,290	(301,602)	—
Long-term debt	—	1,305	—	343,646	—	344,951
Deferred income taxes	1,260	13,777	(9,819)	55,592	—	60,810
Deferred revenue	—	598	(1,576)	8,281	—	7,303
Other liabilities	—	—	—	1,204	—	1,204
Stockholders’ equity	244,034	8,479	318	206,857	(215,654)	244,034
Total liabilities and stockholders’ equity	$322,472	$131,085	$8,328	$739,471	$(517,382)	$683,974

NOTE 15. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries

	Parent	AcquisitionCo	Other Media	Salem Holding	Adjustments	Salem Consolidated
Net broadcasting revenue	$—	$5,729	$—	$99,665	$(1,304)	$104,090
Non-broadcast revenue	—	6,356	3,615	2,592	(521)	12,042
Total revenue	—	12,085	3,615	102,257	(1,825)	116,132
Operating expenses:
Broadcasting operating expenses	—	3,920	—	62,107	85	66,112
Non-broadcast operating expenses	—	6,101	4,251	1,987	(1,416)	10,923
Corporate expenses	—	655	—	11,149	(494)	11,310
Depreciation	—	480	78	5,456	—	6,014
Amortization	—	841	229	516	—	1,586
Gain (loss) on disposal of assets	—	1	—	(2,636)	—	(2,635)
Total operating expenses	—	11,998	4,558	78,579	(1,825)	93,310
Operating income (loss)	—	87	(943)	23,678	—	22,822
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	6,175	—	—	—	(6,175)	—
Interest income	3,881	5	—	6,614	(10,392)	108
Interest expense	(4,375)	(4,921)	(844)	(13,014)	10,392	(12,762)
Other income, net	—	—	—	147	—	147
Income (loss) before income taxes	5,681	(4,829)	(1,787)	17,425	(6,175)	10,315
Provision (benefit) for income taxes	(208)	(1,604)	(847)	7,085	—	4,426
Net income (loss)	$5,889	$(3,225)	$(940)	$10,340	$(6,175)	$5,889
Other comprehensive income	824	—	—	824	(824)	824
Comprehensive income (loss)	$6,713	$(3,225)	$(940)	$11,164	$(6,999)	$6,713

NOTE 16. SUBSEQUENT EVENT

On August 9, 2007, the Company announced that its Board of Directors declared a special cash dividend of $0.42 per share on its Class A and Class B common stock.  The dividend payment will be paid on August 23, 2007 to shareholders of record at the close of business on August 20, 2007.  The dividend payment will be approximately $10.0 million.

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

We also own Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, including Townhall.com, a provider of conservative content on-line, and Salem Publishing™, a leading publisher of Christian magazines and Xulon Press, a digital publisher of books targeting the Christian audience.

Our principal business strategy is to improve our national radio platform and non-broadcast businesses in order to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. Our national presence gives advertisers a station platform that is a unique and powerful way to reach a Christian audience.  We program 45 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 30 News Talk and 13 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals that target similar audiences.

    We maintain a website at www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  Any information found on our website is not a part of, or incorporated by reference into, this or any other report of the Company filed with, or furnished to, the SEC.

OVERVIEW

      As a radio broadcasting company with a national radio network, we derive our broadcasting revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

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

Our broadcasting revenue is affected primarily by the program rates our radio stations charge, the level of broadcast air time sold, and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for our Christian Teaching and Talk stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets, for our Contemporary Christian music and conservative News Talk stations, we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

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

Our cash flow is affected by a transitional period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change its format. This transitional period is when we develop a radio station’s listener and customer base. During this period, a station may generate negative or insignificant cash flow.  The length of this period is dependent on a number of factors including the format, advertisers and ratings.

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as non-broadcast advertising, travel or lodging) in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash.  During 2006, we sold 96% of our advertising time for cash.  It is our general policy not to preempt advertising paid for in cash with advertising paid for in trade. In addition, we generally do not pay commissions to sales people for advertising paid in trade.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2007	% Change	2006	2007	% Change
Net broadcasting revenue	$53,381	$53,650	0.5%	$102,155	$104,090	1.9%
Non-broadcast revenue	4,684	6,388	36.4%	7,936	12,042	51.7%
Total revenue	58,065	60,038	3.4%	110,091	116,132	5.5%
Operating expenses:
Broadcasting operating expenses	33,498	33,629	0.4%	65,192	66,112	1.4%
Non-broadcast operating expenses	3,827	5,652	47.7%	7,259	10,923	50.5%
Corporate expenses	6,256	5,496	(12.1%)	12,696	11,310	(10.9%)
Depreciation	3,113	2,923	(6.1%)	5,858	6,014	2.7%
Amortization	753	776	3.1%	1,303	1,586	21.7%
(Gain) loss on disposal of assets	(15,510)	634	(104.1%)	(19,039)	(2,635)	(86.2%)
Total operating expenses	31,937	49,110	53.8%	73,269	93,310	27.4%
Operating income from continuing operations	26,128	10,928	(58.2%)	36,822	22,822	(38.0%)
Other income (expense):
Interest income	—	48	100.0%	46	108	134.8%
Interest expense	(6,779)	(6,308)	(6.9%)	(13,367)	(12,762)	(4.5%)
Other income (expense), net	(174)	182	(204.6%)	(346)	147	(142.5%)
Income from continuing operations before income taxes	19,175	4,850	(74.7%)	23,155	10,315	(55.5%)
Provision for income taxes	7,584	1,926	(74.6%)	9,178	4,426	(51.8%)
Income from continuing operations	11,591	2,924	(74.8%)	13,977	5,889	(57.9%)
Income (loss) from discontinued operations, net of tax	(25)	—	(100.0%)	304	—	(100.0%)
Net income	$11,566	$2,924	(74.7%)	$14,281	$5,889	(58.8%)

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net broadcasting revenue	92%	89%	93%	90%
Non-broadcast revenue	8%	11%	7%	10%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	58%	56%	59%	57%
Non-broadcast operating expenses	7%	10%	7%	9%
Corporate expenses	11%	9%	12%	10%
Depreciation	5%	5%	5%	5%
Amortization	1%	1%	1%	1%
(Gain) loss on disposal of assets	(27)%	1%	(17)%	(2)%
Total operating expenses	55%	82%	67%	80%
Operating income from continuing operations	45%	18%	33%	20%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(12)%	(10)%	(12)%	(11)%
Other expense, net	—%	—%	—%	—%
Income from continuing operations before income taxes	33%	8%	21%	9%
Provision for income taxes	13%	3%	8%	4%
Income from continuing operations	20%	5%	13%	5%
Discontinued operations, net of tax	—%	—%	—%	—%
Net income	20%	5%	13%	5%
 Three months ended June 30, 2007 compared to three months ended June 30, 2006

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $0.3 million or 0.5% to $53.7 million for the quarter ended June 30, 2007 from $53.4 million for the same quarter of the prior year. On a same station basis, net broadcasting revenue improved $0.8 million or 1.5% to $52.9 million for the quarter ended June 30, 2007 from $52.1 million for the same quarter of the prior year.   The increase is attributable to a $1.2 million increase in national programming revenue on our Christian Teaching and Talk stations and $1.0 million in revenue from a radio event held in June 2007 and in July of the prior year, partially offset by a $1.7 million decline in local advertising revenues across all of our radio stations.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 49.5% for the quarter ended June 30, 2007 from 53.1% for the same quarter of the prior year. Revenue from block program time as a percentage of our net broadcasting revenue increased to 35.4% for the quarter ended June 30, 2007 from 34.0% for the same quarter of the prior year.

      NON-BROADCAST REVENUE.       Non-broadcast revenue increased $1.7 million or 36.4% to $6.4 million for the quarter ended June 30, 2007 from $4.7 million for the same quarter of the prior year. The increase was primarily due to revenue derived from our 2006 acquisitions of Townhall.com, Preaching Magazine and Xulon Press.  For the quarter ended June 30, 2007, revenue generated from these entities was approximately $2.4 million  compared to $0.7 million for the same quarter of the prior year.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $0.1 million or 0.4% to $33.6 million for the quarter ended June 30, 2007 from $33.5 million for the same quarter of the prior year. On a same station basis, broadcasting operating expenses increased $0.6 million or 2.0% to $32.7 million for the quarter ended June 30, 2007 from $32.1 million for the same quarter of the prior year.   The increase is primarily attributable to higher production and programming costs of $0.2 million on our News Talk and Contemporary Christian Music radio stations and higher facility related costs of $0.1 million partially offset by lower bad debt charges of $0.2 million.

      NON-BROADCAST OPERATING EXPENSES.       Non-broadcast operating expenses increased $1.9 million or 47.7% to $5.7 million for the quarter ended June 30, 2007 from $3.8 million for the same quarter of the prior year. The increase is attributable primarily to costs associated with the acquisitions of Townhall.com, Preaching Magazine and Xulon Press as well as the development of our magazine Internet websites.  For the quarter ended June 30, 2007, acquisitions accounted for approximately $2.0 million of expenses compared to $0.6 million for the same quarter of the prior year.

      CORPORATE EXPENSES.      Corporate expenses decreased $0.8 million or 12.1% to $5.5 million for the quarter ended June 30, 2007 from $6.3 million for the same quarter of the prior year.  The decrease is primarily due to a reduction in stock-based compensation expense of $0.4 million and a decrease in legal fees of $0.2 million.

      DEPRECIATION.       Depreciation expense decreased $0.2 million or 6.1% to $2.9 million for the quarter ended June 30, 2007 from $3.1 million for the same quarter of the prior year.  The decrease is due to assets becoming fully depreciated during 2007 offset by capital expenditures during the quarter.

      AMORTIZATION.       Amortization expense remained consistent at $0.8 million for the quarter ended June 30, 2007 and for the same quarter of the prior year.

 (GAIN)LOSS ON DISPOSAL OF ASSETS.      The loss on disposal of $0.6 million for the quarter ended June 30, 2007 includes the loss recognized upon the sale of selected assets of WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million.  The gain on disposal of assets of $15.5 million for same quarter of the prior year was primarily due to gains recognized on various transactions.  Selected assets of KLMG-FM, Sacramento, California, were exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was partially offset by a sale of selected assets of KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.

      OTHER INCOME (EXPENSE).       Interest income of $48,000 was interest earned on excess cash.  Interest expense decreased $0.5 million, or 6.9%, to $6.3 million for the quarter ended June 30, 2007, compared to $6.8 million for the same quarter of the prior year.  The decrease in interest expense is due to a decrease in our net outstanding debt partially offset by higher interest rates.  Other income of $0.2 million for the quarter ended June 30, 2007 consisted primarily of royalty income from real estate properties offset with bank commitment fees associated with our credit facilities. Other expense of $0.2 million for the same quarter of the prior year consisted of commitment fees associated with our credit facilities.

      PROVISION FOR INCOME TAXES.      We adopted FIN No. 48 as of January 1, 2007.  Provision for income taxes was $1.9 million for the quarter ended June 30, 2007 compared to $7.6 million for the same quarter of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 39.7% for the quarter ended June 30, 2007 compared to 39.6% for the same quarter of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

      LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.      Loss from discontinued operations was approximately $25,000 net of income taxes for the quarter ended June 30, 2006 and includes the operating results of WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM and WZAZ-AM, which were presented as discontinued operations for the quarter ended June 30, 2006 as discussed in Note 3.

      NET INCOME.        We recognized net income of $2.9 million for the quarter ended June 30, 2007 as compared to $11.6 million for the same quarter of the prior year. The decrease of $8.7 million resulted from the impact of the gain on the disposal of assets of $15.5 million recognized during the quarter ended June 30, 2006, partially offset by a decrease in the tax provision of $5.7 million and a decrease in corporate expense of $0.8 million.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $1.9 million or 1.9% to $104.1 million for the six months ended June 30, 2007 from $102.2 million for the same period of the prior year. On a same station basis, net broadcasting revenue improved $2.5 million or 2.5% to $102.3 million for the six months ended June 30, 2007 from $99.8 million for the same period of the prior year. The growth is primarily attributable to increases in national program revenue on our Christian Teaching and Talk stations of $2.6 million and in local spot sales on our Contemporary Christian Music station of $1.1 million partially offset by a $2.2 million decline in advertising revenues on all of our radio stations.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 49.2% for the six months ended June 30, 2007 from 52.3% for the same period of the prior year. Revenue from block program time as a percentage of our net broadcasting revenue increased to 36.4% for the six months ended June 30, 2007 from 34.7% for the same period of the prior year.  This change in our revenue mix was primarily due to growth of block programming revenue on our Christian Teaching and Talk stations impacted by an overall trend in the radio broadcasting industry of negative growth of advertising revenue.  We anticipate that this trend in the radio broadcasting industry may continue, however we cannot quantify the financial impact on our future operating results.

      NON-BROADCAST REVENUE.       Non-broadcast revenue increased $4.1 million or 51.7% to $12.0 million for the six months ended June 30, 2007 from $7.9 million for the same period of the prior year. The increase was primarily due to revenue derived from our 2006 acquisitions Townhall.com, Preaching Magazine and Xulon Press plus organic growth of advertising revenue at Salem Web NetworkTM.   For the six months ended June 30, 2007, acquisitions accounted for approximately $4.2 million of revenue compared to $0.7 million the same period of the prior year.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $0.9 million or 1.4% to $66.1 million for the six months ended June 30, 2007 from $65.2 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $1.8 million or 2.9% to $64.2 million for the six months ended June 30, 2007 from $62.4 million for the same period of the prior year. The increase is primarily due to higher advertising and promotion costs of $0.7 million and higher facility related costs of $0.2 million.

      NON-BROADCAST OPERATING EXPENSES.       Non-broadcast operating expenses increased $3.6 million or 50.5% to $10.9 million for the six months ended June 30, 2007 from $7.3 million for the same period of the prior year. The increase is attributable primarily to costs associated with the acquisitions of Townhall.com, Preaching Magazine and Xulon Press as well as the development of our magazine Internet websites.  For the six months ended June 30, 2007, acquisitions accounted for approximately $4.2 million of expenses compared to $0.7 million the same period of the prior year.

      CORPORATE EXPENSES.      Corporate expenses decreased $1.4 million or 10.9% to $11.3 million for the six months ended June 30, 2007 from $12.7 million for the same period of the prior year.  The decrease is primarily due to a reduction in stock-based compensation expense of $1.1 million and a decrease in legal fees of $0.2 million.

      DEPRECIATION.       Depreciation expense increased $0.1 million or 2.7% to $6.0 million for the six months ended June 30, 2007 from $5.9 million for the same period of the prior year.  The increase resulted from the capital expenditures during the first six months of 2007.

      AMORTIZATION.       Amortization expense increased $0.3 million or 21.7% to $1.6 million for the six months ended June 30, 2007 from $1.3 million for the same period of the prior year.  The increase is primarily due to amortizable intangible assets acquired with non-broadcast media entities during 2006 and 2007.

      (GAIN) LOSS ON DISPOSAL OF ASSETS.     The gain on disposal of assets of $2.6 million for the six months ended June 30, 2007 was comprised of the sale of selected assets of WKNR-AM in Cleveland, Ohio, for $7.0 million resulting in a pre-tax gain of $3.4 million offset by the loss recognized on the sale of radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million as well as various fixed asset disposals.  The gain on disposal of assets of $19.0 million for the six months ended June 30 2006 resulted from gains recognized on various transactions.  Selected assets of KLMG-FM, Sacramento, California, were exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was partially offset by a sale of selected assets of KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.   We also exchanged selected assets of KNIT-AM, Dallas, Texas for selected assets of WORL-AM, Orlando, Florida, resulting in a pre-tax gain on the exchange of $3.5 million.

      OTHER INCOME (EXPENSE).       Interest income of approximately $108,000 and $46,000 for the six months ended June 30, 2007 and 2006, respectively, was primarily from interest earned on excess cash.  Interest expense decreased $0.6 million or 4.5% to $12.8 million for the six months ended June 30, 2007 from $13.4 million for the same period of the prior year.  The decrease is due primarily to the redemption of our 9% Notes in July 2006 that were outstanding for the first six months of 2006 and to a decrease in net outstanding debt.   Other income of $0.1 million for the six months ended June 30, 2007, was primarily due to royalty income from real estate properties offset with bank commitment fees associated with our credit facilities.  Other expense, net of ($0.3) million for the same period of the prior year includes bank commitment fees associated with our 9% Notes.

       PROVISION FOR INCOME TAXES.      Provision for income taxes was $4.4 million for the six months ended June 30, 2007 as compared to $9.2 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 42.9% for the six months ended June 30, 2007 and 39.6% for the same period of the prior year. For the six months ended June 30, 2007 and 2006, the effective tax rate differs from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes, and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.    Income from discontinued operations of $0.3 million, net of taxes, for the six months ended June 30, 2006 includes a pre-tax gain of $0.7 million from the sale of WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio, offset with the operating losses of these stations, along with the operating results of WBTK-AM, WITH-AM, WBGB-FM, WJGR-AM, WZNZ-AM, and WZAZ-AM, as discussed in Note 3.

      NET INCOME.       We recognized net income of $5.9 million for the six months ended June 30, 2007 as compared to net income of $14.3 million for the same period of the prior year. The decrease of $8.4 million resulted from the change in the gain on the disposal of assets of $16.4 million, an increase in non-broadcast operating expenses of $3.6 million, and an increase in broadcast operating expenses of $0.9 million, offset by an increase in net revenue of $6.0 million, a decrease in the tax provision of $4.8 million and a $1.4 million decrease in corporate expenses.

NON-GAAP FINANCIAL MEASURES

      The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income (“SOI”). We define SOI as net broadcasting revenue less broadcasting operating expenses.

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

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

      STATION OPERATING INCOME.       SOI increased $0.1 million or 0.7% to $20.0 million for the quarter ended June 30, 2007 from $19.9 million for the same quarter of the prior year. As a percentage of net broadcasting revenue, SOI increased to 37.3% for the quarter ended June 30, 2007 from 37.2% for the same quarter of the prior year. On a same station basis, SOI increased $0.2 million or 0.8% to $20.2 million for the quarter ended June 30, 2007 from $20.0 million for the same quarter of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 38.1% for the quarter ended June 30, 2007 from 38.4% for the same quarter of the prior year.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

      STATION OPERATING INCOME.       SOI increased $1.0 million or 2.7% to $38.0 million for the six months ended June 30, 2007 from $37.0 million for the same period of the prior year. As a percentage of net broadcasting revenue, SOI increased to 36.5% for the six months ended June 30, 2007 from 36.2% for the same period of the prior year. On a same station basis, SOI increased $0.7 million or 1.8% to $38.1 million for the six months ended June 30, 2007 from $37.4 million for the same period of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 37.2% for the six months ended June 30, 2007 from 37.5% for the same period of the prior year.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and six months ended June 30, 2006 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Station operating income	$19,883	$20,021	$36,963	$37,978
Plus non-broadcast revenue	4,684	6,388	7,936	12,042
Less non-broadcast operating expenses	(3,827)	(5,652)	(7,259)	(10,923)
Less depreciation and amortization	(3,866)	(3,699)	(7,161)	(7,600)
Plus gain (loss) on disposal of assets	15,510	(634)	19,039	2,635
Less corporate expenses	(6,256)	(5,496)	(12,696)	(11,310)
Operating income	$26,128	$10,928	$36,822	$22,822

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

   The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions and upgrades of radio station and network assets, goodwill and other intangible assets, income taxes, long-term debt and debt covenant compliance, stock-based compensation and hedging. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates are critical accounting policies which affect the preparation of our condensed consolidated financial statements.

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions are acquisitions of selected assets and not acquisitions of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is our policy generally to retain third-party appraisers to value radio stations, networks or non-broadcast properties. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or non-broadcast properties at the close of the transaction.

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

We perform impairment tests on our FCC licenses and goodwill at least annually or more often if indicators of impairment exist. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of June 30, 2007, no impairment was recognized.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and may result in impairment charges.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $6.3 million as of June 30, 2007, to offset a portion of the deferred tax assets related to state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

Our classification of borrowings under our credit facilities as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facilities and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facilities or it may become necessary to seek an amendment to our credit facilities. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilities, or a further amendment of our credit facilities becoming necessary.

Derivative Instruments and Hedging Activities

We account for derivative and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The change in the fair value of a derivative instrument designated as a hedge of the exposure to variability in expected future cash flows of recognized assets, liabilities or of unrecognized forecasted transactions, referred to as a cash flow hedge, is recognized as other comprehensive income.  The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense.

Stock-Based Compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the company.  As of June 30, 2007, a maximum of 3,100,000 shares are authorized under the plan, of which 2,448,999 are outstanding and 1,416,062 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense for the three and six months ended June 30, 2007 was $0.9 million and $1.6 million, respectively. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Cash Flows

Cash and cash equivalents were $0.8 million on June 30, 2007 compared to $0.7 million as of December 31, 2006.  Working capital was $14.5 million on June 30, 2007 compared to $13.3 million as of December 31, 2006.  The increases in cash and working capital were primarily due to cash flows from continuing operations of $16.0 million offset by net debt repayments of $14.2 million.

Cash Flows from Operating Activities

Our cash flows from continuing operations were primarily derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $16.0 million for the six months ended June 30, 2007 compared to $18.2 million for the same period of the prior year.   The decrease of $2.2 million was primarily the result of changes in operating assets and liabilities and a decrease in net income of $8.4 million, decrease in deferred income taxes of $4.9 million, a decrease in the gain on disposal of assets of $16.4 million and a decrease in stock-based compensation of $1.0 million.

Cash Flows from Investing Activities

     Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio stations assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $1.8 million for the six months ended June 30, 2007 compared $39.1 million for the same period of the prior year.  The decrease of $37.3 million was due to a $29.4 million decrease in cash outlays for acquisitions of radio station assets and non-broadcast businesses as well as a $2.5 million decrease in capital expenditures.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facilities, payments of capital lease obligations, and repurchases of our Class A Common Stock under a repurchase program approved by our Board of Directors.  Net cash used in financing activities was $14.2 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $17.9 million for the same period of the prior year.  The change was primarily due to stock repurchases of $15.1 million during the first half of 2006, compared to no repurchases during the first half of 2007, and net repayments of debt of $13.2 million during the first half of 2007 compared to net borrowings of $33.0 million in the same period of the prior year.

Credit Facilities

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities.  The credit facilities, as amended, include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of June 30, 2007, the borrowing capacity and aggregate commitments were $67.5 million under our revolving credit facility, $73.1 million under our term loan B facility and $163.4 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of June 30, 2007, we could borrow $54.8 million under our credit facilities.

On June 30, 2007, $73.1 million was outstanding under the term loan B facility, $163.4 million was outstanding under the term loan C facility and $8.5 million was outstanding under our revolving credit facility.  The borrowing capacity under the revolving credit facility steps down in three 10% increments on June 30, 2007, December 31, 2007 and June 30, 2008, and matures on March 25, 2009.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%.At June 30, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.90%.

The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of June 30, 2007. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at June 30, 2007, on a pro forma basis, was 5.57 to 1.

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

      As of June 30, 2007, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

     Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate less 0.25%.  As of June 30, 2007, $0.3 million was outstanding under the Swingline.

      As of June 30, 2007, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

As of June 30, 2007, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31, 2006	June 30, 2007
	(Dollars in thousands)
Term loans under credit facility	$238,125	$236,475
Revolving line of credit under credit facility	19,100	8,500
Swingline credit facility	1,241	293
7¾% senior subordinated notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,444	2,502
Capital leases and other loans	116	864
	361,026	348,634
Less current portion	(2,048)	(3,683)
	$358,978	$344,951

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2007:
•
Outstanding borrowings of $236.5 million on term loans and $8.5 million on our revolver with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our total leverage ratio,

•	$100 million senior subordinated notes with semi-annual interest payments at 7 ¾%.
•	Commitment fee of 0.375% on the unused portion of our credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2007 and 2006, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to our $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%.  On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.   Interest expense for the three and six months ended June 30, 2006, was reduced by $0.2 million and $0.3 million, respectively, related to the amortization of the buyout premium received.   On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% senior subordinated notes.  As a result of the redemption, we wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.

   During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to our 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized approximately $110,000 in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% Notes.  Interest expense for the three and six months ended June 30, 2006, included approximately $16,000 and $33,000 respectively, related to the amortization of the capitalized buyout premium.

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the six months ended June 30, 2007, was reduced by approximately $55,000 as a result of the difference between the interest rates.  As of June 30, 2007, we recorded an asset for the fair value of the interest swap of approximately $0.5 million. This amount, net of income tax benefits of approximately $0.2 million, is reflected in other comprehensive income, as we have  designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the six months ended June 30, 2007, was reduced by approximately $98,000 as a result of the difference between the interest rates.  As of June 30, 2007, we recorded an asset for the fair value of the interest swap of approximately $0.9 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the six months ended June 30, 2007, was reduced by approximately $125,000 as a result of the difference between the interest rates. As of June 30, 2007, we recorded an asset for the fair value of the interest swap of approximately $1.2 million.  This amount, net of income taxes of approximately $0.5 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $15,000 was recognized during the six months ended June 30, 2007 related to our interest rate caps.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of June 30, 2007, we had borrowed $245 million under our credit facilities and Swingline.  As of June 30, 2007, we could borrow up to an additional $54.8 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At June 30, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.90%. At June 30, 2007, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.5 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of June 30, 2007, with an aggregate fair value of $101.0 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $98.1 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $104.0 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 1A.  RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   We have made repurchases of our Class A common stock pursuant to a $50.0 million share repurchase program adopted by our Board of Directors in May 2005, revised in February 2006 and further revised in March 2007.  This repurchase program will continue until the earlier of (a) December 31, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of Salem.  The amount we may repurchase may be limited by certain restrictions under our credit facilities.  No repurchases were made during the three and six months ended June 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on June 6, 2007, the following matters were submitted to a vote of stockholders:

A.      Election of the following nominees as directors of the company:

1.	Stuart W. Epperson was elected by a vote of	72,806,570	for, with	563,054	withheld;
2.	Edward G. Atsinger III was elected by a vote of	72,806,570	for, with	563,054	withheld;
3.	David Davenport was elected by a vote of	17,285,737	for, with	546,927	withheld;
4.	Eric H. Halvorson was elected by a vote of	72,800,328	for, with	569,296	withheld;
5.	Roland S. Hinz was elected by a vote of	72,753,297	for, with	616,327	withheld;
6.	Judge Paul Pressler was elected by a vote of	17,285,637	for, with	547,027	withheld;
7.	Richard A. Riddle was elected by a vote of	72,806,888	for, with	562,736	withheld; and
8.	Dennis M. Weinberg was elected by a vote of	72,737,488	for, with	632,136	withheld.

The total number of shares of Class A common stock outstanding as of April 13, 2007, the record date for the Annual Meeting, was 17,832,664, the total number of shares of Class B common stock outstanding as of that date was 5,553,696. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS
Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02.01	Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	333-41733	4/14/99	3.2
3.02.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	000-26497	6/26/07	3.2
3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01
3.04.01	Bylaws of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.02
3.04.02	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation.					X
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.05
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09
4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02
4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11
4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12
4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28
4.10	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.1
4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25
4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26
4.18	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.01.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/26/07	10.2
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.02.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/26/07	10.1
10.03.01	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Eric H. Halvorson.	8-K	000-26497	06/26/07	10.3
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.04.02	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K	000-26497	06/26/07	10.4
10.05.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1

10.06.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.06.02	Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-AM/ Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring 2008.	S-4	333-41733-29	01/29/98	10.05.05
10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.06.04	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/Olivenhain, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas).	10-K	000-26497	03/30/00	10.05.13
10.06.09	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.06.10	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16
10.06.11	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Raleigh Hills, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.06.12	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.06.13	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.14	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.06.15	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21
10.06.16	Antenna/tower lease between South Texas Broadcasting, Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger Broadcasting Company of Houston, LP expiring 2008.	10-K 405	000-26497	03/31/99	10.05.22
10.06.17	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.06.18	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.06.19	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	3/16/07	10.05.25
10.07.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.02
10.07.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.03
10.07.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida,and WZNZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.04
10.07.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10Q	000-26497	11/09/06	10.06.05
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
August 9, 2007
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 9, 2007
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.04.01	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 3.04.01

AMENDED AND RESTATED BYLAWS

OF

SALEM COMMUNICATIONS HOLDING  CORPORATION

(A DELAWARE CORPORATION)

ARTICLE I

CORPORATE OFFICES

1.1           REGISTERED OFFICE

The registered office of the corporation shall be fixed in the certificate of incorporation of the corporation.

1.2           OTHER OFFICES

The board of directors may at any time establish branch or subordinate offices at any place or places where the corporation is qualified to do business.

ARTICLE II

MEETINGS OF STOCKHOLDERS

2.1           PLACE OF MEETINGS

Meetings of stockholders shall be held at any place within or outside the State of Delaware designated by the board of directors. In the absence of any such designation, stockholders' meetings shall be held at the principal executive office of the corporation.

2.2           ANNUAL MEETING

(a)           The annual meeting of stockholders shall be held each year on a date and at a time designated by the board of directors.  At the meeting, directors shall be elected, and any other proper business may be transacted.

(b)           Nominations of persons for election to the board of directors of the corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the corporation's notice of meeting, (ii) by or at the direction of the board of directors or (iii) by any stockholder of the corporation who was a stockholder of record at the time of giving of notice provided for in this bylaw, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section 2.2.

(c)           For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of Section 2.2(b) above, the stockholder must have given timely notice thereof in writing to the secretary of the corporation and such other business must be a proper matter for stockholder action.  To be timely, a stockholder's notice shall be delivered to the secretary at the principal executive offices of the corporation not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made.  In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above.  Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (x) the name and address of such stockholder and of such beneficial owner, as they each appear on the corporation's books, and (y) the class and number of shares of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

2.3           SPECIAL MEETING

A special meeting of the stockholders may be called at any time by the board of directors, or by the chairman of the board, or by the chief executive officer.  No other person or persons are permitted to call a special meeting.

2.4           NOTICE OF STOCKHOLDERS' MEETINGS

All notices of meetings of stockholders shall be sent or otherwise given in accordance with Section 2.6 of these bylaws not less than ten (10) nor more than sixty (60) days before the date of the meeting. The notice shall specify the place, date and hour of the meeting and (i) in the case of a special meeting, the purpose or purposes for which the meeting is called (no business other than that specified in the notice may be transacted) or (ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the stockholders (but any proper matter may be presented at the meeting for such action). The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees who, at the time of the notice, the board intends to present for election.

2.5           CONDUCT OF MEETING

The board of directors may adopt by resolution such rules and regulations for the conduct of the meeting of stockholders as it shall deem appropriate.  Except to the extent inconsistent with such rules and regulations as adopted by the board, the chairman of any meeting of stockholders shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are appropriate for the proper conduct of the meeting.  Such rules, regulations or procedures, whether adopted by the board or prescribed by the chairman of the meeting, may include, without limitation, the following:  (i) the establishment of an agenda or order of business for the meeting; (ii) rules and procedures for maintaining order at the meeting and the safety of those present; (iii) limitations on attendance at or participation in the meeting to stockholders of record of the corporation, their duly authorized and constituted proxies or such other persons as the chairman of the meeting shall determine; (iv) restrictions on entry to the meeting after the time fixed for the commencement thereof; and (v) limitations on the time allotted to questions or comments by participants.  Unless and to the extent determined by the board or the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with the rules of parliamentary procedure.

2.6           MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE

Written notice of any meeting of stockholders shall be given either personally or by first-class mail, by electronic transmission consented to by the stockholder or other written communication. Notices not personally delivered shall be sent charges prepaid and shall be addressed to the stockholder at the address of that stockholder appearing on the books of the corporation or given by the stockholder to the corporation for the purpose of notice. Notice by mail shall be deemed to have been given at the time when delivered personally or deposited in the mail.  Notice given by electronic transmission shall be deemed given (i) if by telefacsimile, when directed to a number at which the stockholder has consented to receive notice, (ii) if by e-mail, when directed to an e-mail address at which the stockholder has consented to receive notice, (iii) if by a posting on an electronic network together with separate notice to the stockholder of such specific posting, upon the later of (A) such posting and (B) the giving of such separate notice, and (iv) if by any other form of electronic transmission, when directed to the stockholder. Any other written notice shall be deemed to have been given at the time it is personally delivered to the recipient or is delivered to a common carrier for transmission.

An affidavit of the mailing or other means of giving any notice of any stockholders' meeting, executed by the secretary, assistant secretary or any transfer agent of the corporation giving the notice, shall be prima facie evidence of the giving of such notice.

2.7           QUORUM

The holders of a majority in voting power of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum is not present or represented at any meeting of the stockholders, then either (i) the chairman of the meeting or (ii) the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting in accordance with this Section 2.7.

When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the laws of the State of Delaware or of the certificate of incorporation or these bylaws, a different vote is required, in which case such express provision shall govern and control the decision of the question.

If a quorum be initially present, the stockholders may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum, if any action taken is approved by a majority of the stockholders initially constituting the quorum.

2.8           ADJOURNED MEETING; NOTICE

When a meeting is adjourned to another time and place, unless these bylaws otherwise require, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business that might have been transacted at the original meeting. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

2.9           VOTING

The stockholders entitled to vote at any meeting of stockholders shall be determined in accordance with the provisions of Section 2.11 of these bylaws, subject to the provisions of Sections 217 and 218 of the Delaware General Corporation Law (relating to voting rights of fiduciaries, pledgors and joint owners, and to voting trusts and other voting agreements).

Except as may be otherwise provided in the certificate of incorporation or these bylaws, each stockholder shall be entitled to one vote for each share of capital stock held by such stockholder.

2.10           WAIVER OF NOTICE

Whenever notice is required to be given under any provision of the Delaware General Corporation Law or of the certificate of incorporation or these bylaws, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice unless so required by the certificate of incorporation or these bylaws.

2.11           RECORD DATE FOR STOCKHOLDER NOTICE; VOTING

For purposes of determining the stockholders entitled to notice of any meeting or to vote thereat or entitled to give consent to corporate action without a meeting, the board of directors may fix, in advance, a record date, which shall not precede the date upon which the resolution fixing the record date is adopted by the board of directors and which shall not be more than sixty (60) days nor less than ten (10) days before the date of any such meeting, nor more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the board of directors in the case of an action in writing without a meeting, and in such event only stockholders of record on the date so fixed are entitled to notice and to vote, notwithstanding any transfer of any shares on the books of the corporation after the record date.

If the board of directors does not so fix a record date, (a) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the business day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held, and (b) the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be the first date on which a signed written consent setting forth the action to be taken is delivered to the corporation at its principal place of business or to the corporation's registered office in Delaware.

A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting unless the board of directors fixes a new record date for the adjourned meeting, but the board of directors shall fix a new record date if the meeting is adjourned for more than thirty (30) days from the date set for the original meeting.

The record date for any other purpose shall be as provided in Section 8.1 of these bylaws.

2.12           PROXIES

Every person entitled to vote for directors, or on any other matter, shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation, but no such proxy shall be voted or acted upon after three (3) years from its date unless the proxy provides for a longer period. A proxy shall be deemed signed if the stockholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission, telefacsimile, e-mail or otherwise) by the stockholder or the stockholder's attorney- in-fact. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Section 212(e) of the Delaware General Corporation Law.

2.13           LIST OF STOCKHOLDERS ENTITLED TO VOTE

The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

ARTICLE III

DIRECTORS

3.1           POWERS

Subject to the provisions of the Delaware General Corporation Law and any limitations in the certificate of incorporation and these bylaws relating to action required to be approved by the stockholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

3.2           NUMBER OF DIRECTORS

The board of directors shall consist of not less than six (6) nor more than fifteen (15) members, with the exact number within that range to be set from time to time exclusively by resolution of the board of directors.

3.3           ELECTION AND TERM OF OFFICE OF DIRECTORS

Except as provided in Section 3.4 of these bylaws, directors shall be elected at each annual meeting of stockholders to hold office until the next annual meeting. Each director, including a director elected or appointed to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

3.4           RESIGNATION AND VACANCIES

Any director may resign effective on giving written notice to the chairman of the board, the chief executive officer, the secretary or the board of directors, unless the notice specifies a later time for that resignation to become effective. If the resignation of a director is effective at a future time, the board of directors may elect a successor to take office when the resignation becomes effective.

All vacancies in the board of directors may be filled by a majority of the remaining directors, even if less than a quorum, or by a sole remaining director; provided, that whenever the holders of any class or classes of stock or series thereof are entitled to elect one or more directors by the provisions of the certificate of incorporation, vacancies and newly created directorships of such class or classes or series may be filled by a majority of the directors elected by such class or classes or series thereof then in office, or by a sole remaining director so elected.

3.5           PLACE OF MEETINGS; MEETINGS BY TELEPHONE

Regular meetings of the board of directors may be held at any place within or outside the State of Delaware that has been designated from time to time by resolution of the board. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board may be held at any place within or outside the State of Delaware that has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the corporation.

Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another; and all such directors shall be deemed to be present in person at the meeting.

3.6           REGULAR MEETINGS

Regular meetings of the board of directors may be held without notice if the times of such meetings are fixed by the board of directors. If any regular meeting day shall fall on a legal holiday, then the meeting shall be held next succeeding full business day.

3.7           SPECIAL MEETINGS; NOTICE

Special meetings of the board of directors for any purpose or purposes may be called at any time by the chairman of the board, the chief executive officer or any two directors.

Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail, e-mail or telefacsimile, charges prepaid, addressed to each director at that director's address as it is shown on the records of the corporation. If the notice is mailed, it shall be deposited in the United States mail at least four (4) days before the time of the holding of the meeting. If the notice is delivered personally or by telephone, e-mail or telefacsimile, it shall be delivered personally or by telephone, e-mail or telefacsimile at least forty-eight (48) hours before the time of the holding of the meeting. Any oral notice given personally or by telephone, e-mail or telefacsimile may be communicated either to the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose or the place of the meeting, if the meeting is to be held at the principal executive office of the corporation.

3.8           QUORUM

A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as provided in Section 3.10 of these bylaws. Every act or decision done or made by a majority of the directors present at a duly held meeting at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of the certificate of incorporation and other applicable law.

A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

3.9           WAIVER OF NOTICE

Notice of a meeting need not be given to any director (i) who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or (ii) who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such directors. All such waivers, consents, and approvals shall be filed with the corporate records or made part of the minutes of the meeting. A waiver of notice need not specify the purpose of any regular or special meeting of the board of directors.

3.10           ADJOURNMENT

A majority of the directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

3.11           NOTICE OF ADJOURNMENT

Notice of the time and place of holding an adjourned meeting need not be given unless the meeting is adjourned for more than twenty-four (24) hours. If the meeting is adjourned for more than twenty-four (24) hours, then notice of the time and place of the adjourned meeting shall be given before the adjourned meeting takes place, in the manner specified in Section 3.7 of these bylaws, to the directors who were not present at the time of the adjournment.

3.12           BOARD ACTION BY WRITTEN CONSENT WITHOUT A MEETING

Any action required or permitted to be taken by the board of directors may be taken without a meeting, provided that all members of the board individually or collectively consent in writing to that action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent and any counterparts thereof shall be filed with the minutes of the proceedings of the board.

3.13           FEES AND COMPENSATION OF DIRECTORS

Directors and members of committees may receive such compensation, if any, for their services and such reimbursement of expenses as may be fixed or determined by resolution of the board of directors. This Section 3.13 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee or otherwise and receiving compensation for those services.

3.14           APPROVAL OF LOANS TO OFFICERS

The corporation may lend money to, or guarantee any obligation of, or otherwise assist any officer or other employee of the corporation or any of its subsidiaries, including any officer or employee who is a director of the corporation or any of its subsidiaries, whenever, in the judgment of the directors, such loan, guaranty or assistance may reasonably be expected to benefit the corporation. The loan, guaranty or other assistance may be with or without interest and may be unsecured, or secured in such manner as the board of directors shall approve, including, without limitation, a pledge of shares of stock of the corporation. Nothing contained in this section shall be deemed to deny, limit or restrict the powers of guaranty or warranty of the corporation at common law or under any statute.

ARTICLE IV

COMMITTEES

4.1           COMMITTEES OF DIRECTORS

The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one (1) or more committees, each consisting of two or more directors, to serve at the pleasure of the board. The board may designate one (1) or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any committee, to the extent provided in the resolution of the board, shall have and may exercise all the powers and authority of the board, but no such committee shall have the power or authority to:

(a)           approve or adopt, or recommend to the stockholders, any action or matter expressly required by the Delaware General Corporation Law to be submitted to stockholders for approval; or

(b)           adopt, amend or repeal any bylaw of the corporation.

4.2           MEETINGS AND ACTION OF COMMITTEES

Meetings and actions of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these bylaws, Section 3.5 (place of meetings), Section 3.6 (regular meetings), Section 3.7 (special meetings; notice), Section 3.8 (quorum), Section 3.9 (waiver of notice), Section 3.10 (adjournment), Section 3.11 (notice of adjournment), and Section 3.12 (action without meeting), with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the board of directors and its members; provided, however, that the time of regular meetings of committees may be determined either by resolution of the board of directors or by resolution of the committee, that special meetings of committees may also be called by resolution of the board of directors, and that notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.

4.3           COMMITTEE MINUTES

Each committee shall keep regular minutes of its meetings and report the same to the board of directors when requested.

ARTICLE V

OFFICERS

5.1           OFFICERS

The officers of the corporation shall be a chief executive officer, a secretary, and a chief financial officer. The corporation may also have, at the discretion of the board of directors, a chairman of the board, one or more presidents, one or more vice presidents, one or more assistant secretaries, one or more assistant treasurers, and such other officers as may be appointed in accordance with the provisions of Section 5.3 of these bylaws. Any number of offices may be held by the same person.

5.2           ELECTION OF OFFICERS

The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 or Section 5.5 of these bylaws, shall be chosen by the board, subject to the rights, if any, of an officer under any contract of employment.

5.3           SUBORDINATE OFFICERS

The board of directors may appoint, or may empower the chief executive officer to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these bylaws or as the board of directors may from time to time determine.

5.4           REMOVAL AND RESIGNATION OF OFFICERS

Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the board of directors at any regular or special meeting of the board or, except in case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors.

Any officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

5.5           VACANCIES IN OFFICES

A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to that office.

5.6           CHAIRMAN OF THE BOARD

The chairman of the board, if such an officer be elected, shall, if present, preside at meetings of the stockholders and the board of directors and shall exercise and perform such other powers and duties as may from time to time be assigned by the board of directors or as may be prescribed by these bylaws.

5.7           CHIEF EXECUTIVE OFFICER

Subject to such supervisory powers, if any, as may be given by the board of directors to the chairman of the board, if there be such an officer, the chief executive officer shall be the chief executive officer of the corporation and shall, subject to the control of the board of directors, have general supervision, direction, and control of the business and the officers of the corporation.  In the absence or nonexistence of a chairman of the board, the chief executive officer shall preside at all meetings of the stockholders and all meetings of the board of directors.  The chief executive officer shall have the general powers and duties of management usually vested in the office of chief executive officer of a corporation, and shall have such other powers and duties as may be prescribed by the board of directors or these bylaws.

5.8           PRESIDENT(S)

In the absence or disability of the chief executive officer, the president, if any, and then the divisional president(s), if any, in order of their rank as fixed by the board of directors or, if not ranked, a president or divisional president designated by the board of directors, shall perform all the duties of the chief executive officer and when so acting shall have all the powers of, and be subject to all the restrictions upon, the chief executive officer. The president(s) shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors, these bylaws, the chief executive officer or the chairman of the board.

5.9           VICE PRESIDENTS

In the absence or disability of the presidents, the vice presidents, if any, in order of their rank as fixed by the board of directors or, if not ranked, a vice president designated by the board of directors, shall perform all the duties of the presidents and when so acting shall have all the powers of, and be subject to all the restrictions upon, the presidents. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors, these bylaws, the chief executive officer or the chairman of the board.

5.10           SECRETARY

The secretary shall keep or cause to be kept, at the principal executive office of the corporation or such other place as the board of directors may direct, a book of minutes of all meetings and actions of directors, committees of directors and stockholders. The minutes shall show the time and place of each meeting, whether regular or special (and, if special, how authorized and the notice given), the names of those present at directors' meetings or committee meetings, the number of shares present or represented at stockholders' meetings, and the proceedings thereof.

The secretary shall keep, or cause to be kept, at the principal executive office of the corporation or at the office of the corporation's transfer agent or registrar, as determined by resolution of the board of directors, a share register, or a duplicate share register, showing the names of all stockholders and their addresses, the number and classes of shares held by each, the number and date of certificates evidencing such shares, and the number and date of cancellation of every certificate surrendered for cancellation.

The secretary shall give, or cause to be given, notice of all meetings of the stockholders and of the board of directors required to be given by law or by these bylaws, shall keep the seal of the corporation, if one be adopted, in safe custody and shall have such other powers and perform such other duties as may be prescribed by the board of directors or by these bylaws.

5.11           CHIEF FINANCIAL OFFICER

The chief financial officer shall be the treasurer of the corporation and shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares. The books of account shall at all reasonable times be open to inspection by any director.

The chief financial officer shall deposit all money and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the board of directors. The chief financial officer shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the chief executive officer, the president, and directors, whenever they request it, an account of all transactions effected as chief financial officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or these bylaws.

ARTICLE VI

INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES,

AND OTHER AGENTS

6.1           INDEMNIFICATION OF DIRECTORS AND OFFICERS

The corporation shall, to the maximum extent and in the manner permitted by the Delaware General Corporation Law as the same now exists or may hereafter be amended, indemnify any person against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit, or proceeding in which such person was or is a party or is threatened to be made a party by reason of the fact that such person is or was a director or officer of the corporation. For purposes of this Section 6.1, a "director" or "officer" of the corporation shall mean any person (i) who is or was a director or officer of the corporation, (ii) who is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was a director or officer of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

The corporation shall be required to indemnify a director or officer in connection with an action, suit, or proceeding (or part thereof) initiated by such director or officer only if the initiation of such action, suit, or proceeding (or part thereof) by the director or officer was authorized by the board of directors of the corporation.

The corporation shall pay the expenses (including attorney's fees) incurred by a director or officer of the corporation entitled to indemnification hereunder in defending any action, suit or proceeding referred to in this Section 6.1 in advance of its final disposition; provided, however, that payment of expenses incurred by a director or officer of the corporation in advance of the final disposition of such action, suit or proceeding shall be made only upon receipt of an undertaking by the director or officer to repay all amounts advanced if it should ultimately be determined that the director of officer is not entitled to be indemnified under this Section 6.1 or otherwise.

This Section shall create a right of indemnification for each person referred to above, whether or not the proceeding to which the indemnification relates arose in whole or in part prior to the adoption of this Section, and in the event of death, such right shall extend to such person's legal representatives.  The rights conferred on any person by this Section shall not be exclusive of any other rights which such person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, these bylaws, agreement, vote of the stockholders or disinterested directors or otherwise. Any repeal or modification of the foregoing provisions of this Section shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.

6.2           INDEMNIFICATION OF OTHERS

The corporation shall have the power, to the maximum extent and in the manner permitted by the General Corporation Law of Delaware as the same now exists or may hereafter be amended, to indemnify any person (other than directors and officers) against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit, or proceeding, in which such person was or is a party or is threatened to be made a party by reason of the fact that such person is or was an employee or agent of the corporation. For purposes of this Section 6.2, an "employee" or "agent" of the corporation (other than a director or officer) shall mean any person (i) who is or was an employee or agent of the corporation, (ii) who is or was serving at the request of the corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was an employee or agent of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

6.3           INSURANCE

The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against such liability under the provisions of the Delaware General Corporation Law.

ARTICLE VII

RECORDS AND REPORTS

7.1           MAINTENANCE AND INSPECTION OF RECORDS

The corporation shall, either at its principal executive office or at such place or places as designated by the board of directors, keep a record of its stockholders listing their names and addresses and the number and class of shares held by each stockholder, a copy of these bylaws as amended to date, accounting books and other records of its business and properties.

Any stockholder of record, in person or by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose the corporation's stock ledger, a list of its stockholders, and its other books and records and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder. In every instance where an attorney or other agent is the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing that authorizes the attorney or other agent to so act on behalf of the stockholder. The demand under oath shall be directed to the corporation at its registered office in Delaware or at its principal place of business.

7.2           INSPECTION BY DIRECTORS

Any director shall have the right to examine (and to make copies of) the corporation's stock.  Any director shall have the right to examine (and to make copies of) the corporation's stock ledger, a list of its stockholders and its other books and records for a purpose reasonably related to his or her position as a director.

7.3           REPRESENTATION OF SHARES OF OTHER CORPORATIONS

The chairman of the board, if any, the chief executive officer, any president, any vice president, the chief financial officer, the secretary or any assistant secretary of this corporation, or any other person authorized by the board of directors or the chief executive officer or a president or a vice president, is authorized to vote, represent and exercise on behalf of this corporation all rights incident to any and all shares of the stock of any other corporation or corporations standing in the name of this corporation. The authority herein granted may be exercised either by such person directly or by any other person authorized to do so by proxy or power of attorney duly executed by such person having the authority.

7.4           CERTIFICATION AND INSPECTION OF BYLAWS

The original or a copy of these bylaws, as amended or otherwise altered to date, certified by the secretary, shall be kept at the corporation's principal executive office and shall be open to inspection by the stockholders of the corporation, at all reasonable times during office hours.

ARTICLE VIII

GENERAL MATTERS

8.1           RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING

For purposes of determining the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days before any such action. In that case, only stockholders of record at the close of business on the date so fixed are entitled to receive the dividend, distribution or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date so fixed, except as otherwise provided in the Delaware General Corporation Law.

If the board of directors does not so fix a record date, then the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the board adopts the applicable resolution.

8.2           CHECKS; DRAFTS; EVIDENCES OF INDEBTEDNESS

From time to time, the board of directors shall determine by resolution which person or persons may sign or endorse all checks, drafts, other orders for payment of money, notes or other evidences of indebtedness that are issued in the name of or payable to the corporation, and only the persons so authorized shall sign or endorse those instruments.

8.3           CORPORATE CONTRACTS AND INSTRUMENTS: HOW EXECUTED

The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, or agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation; such authority may be general or confined to specific instances. Unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

8.4           STOCK CERTIFICATES; TRANSFER; PARTLY PAID SHARES

The shares of the corporation shall be represented by certificates, provided that the board of directors of the corporation may provide by resolution or resolutions that some or all of any or all classes or series of its stock shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the corporation. Notwithstanding the adoption of such a resolution by the board of directors, every holder of stock represented by certificates and, upon request, every holder of uncertificated shares, shall be entitled to have a certificate signed by, or in the name of the corporation by, the chairman or vice-chairman of the board of directors, if any, the chief executive officer, any president, or any vice president, and by the treasurer or an assistant treasurer, or the secretary or an assistant secretary of such corporation representing the number of shares registered in certificate form. Any or all of the signatures on the certificate may be a facsimile.

In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate has ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue.

Certificates for shares shall be of such form and device as the board of directors may designate and shall state the name of the record holder of the shares represented thereby; its number; date of issuance; the number of shares for which it is issued; a summary statement or reference to the powers, designations, preferences or other special rights of such stock and the qualifications, limitations or restrictions of such preferences and/or rights, if any; a statement or summary of liens, if any; a conspicuous notice of restrictions upon transfer or registration of transfer, if any; a statement as to any applicable voting trust agreement; if the shares be assessable, or, if assessments are collectible by personal action, a plain statement of such facts.

Upon surrender to the secretary or transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

The corporation may issue the whole or any part of its shares as partly paid and subject to call for the remainder of the consideration to be paid therefor. Upon the face or back of each stock certificate issued to represent any such partly paid shares, or upon the books and records of the corporation in the case of uncertificated partly paid shares, the total amount of the consideration to be paid therefor and the amount paid thereon shall be stated. Upon the declaration of any dividend on fully paid shares, the corporation shall declare a dividend upon partly paid shares of the same class, but only upon the basis of the percentage of the consideration actually paid thereon.

8.5           SPECIAL DESIGNATION ON CERTIFICATES

If the corporation is authorized to issue more than one class of stock or more than one series of any class, then the powers, the designations, the preferences and the relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate that the corporation shall issue to represent such class or series of stock; provided, however, that, except as otherwise provided in Section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements there may be set forth on the face or back of the certificate that the corporation shall issue to represent such class or series of stock a statement that the corporation will furnish without charge to each stockholder who so requests the powers, the designations, the preferences and the relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

8.6           LOST CERTIFICATES

Except as provided in this Section 8.6, no new certificates for shares shall be issued to replace a previously issued certificate unless the latter is surrendered to the corporation and cancelled at the same time. The board of directors may, in case any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of replacement certificates on such terms and conditions as the board may require; the board may require indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of the certificate or the issuance of the replacement certificate.

8.7           TRANSFER AGENTS AND REGISTRARS

The board of directors may appoint one or more transfer agents or transfer clerks, and one or more registrars, each of which may but shall not be required to be an incorporated bank or trust company (either domestic or foreign) who shall be appointed at such times and places as the requirements of the corporation may necessitate and the board of directors may designate.

8.8           CONSTRUCTION; DEFINITIONS

Unless the context requires otherwise, the general provisions, rules of construction and definitions in the Delaware General Corporation Law shall govern the construction of these bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

ARTICLE IX

AMENDMENTS

The original or other bylaws of the corporation may be adopted, amended or repealed by the stockholders entitled to vote or by the board of directors of the corporation. The fact that such power has been so conferred upon the directors shall not divest the stockholders of the power, nor limit their power to adopt, amend or repeal bylaws.

Whenever an amendment or new bylaw is adopted, it shall be copied in the book of bylaws with the original bylaws, in the appropriate place. If any bylaw is repealed, the fact of repeal with the date of the meeting at which the repeal was enacted or the filing of the operative written consent(s) shall be stated in said book.

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

Date: August 9, 2007

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

Date: August 9, 2007

By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Executive Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•
the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 9, 2007
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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•
the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 9, 2007
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer