Form 10-K
SALEM COMMUNICATIONS CORP /DE/
filed 2007-11-08
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer [ ]	Accelerated filer [X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 5, 2007
Common Stock, $0.01 par value per share	18,115,092 shares

Class B	Outstanding at November 5, 2007
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31, 2006	September 30, 2007
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$710	$673
Trade accounts receivable (net of allowance for doubtful accounts of $7,606 in 2006 and $7,617 in 2007)	31,984	31,359
Other receivables	551	380
Prepaid expenses	2,330	2,584
Income tax receivable	—	38
Deferred income taxes	5,020	5,125
Total current assets	40,595	40,159
Property, plant and equipment (net of accumulated depreciation of $74,766 in 2006 and $81,112 in 2007)	128,713	130,894
Broadcast licenses	476,544	472,463
Goodwill	20,606	20,498
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $10,846 in 2006 and $13,181 in 2007)	8,368	6,771
Bond issue costs	593	481
Bank loan fees	2,996	2,237
Fair value of interest rate swap agreements	1,290	451
Other assets	3,667	4,545
Total assets	$686,264	$681,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,421	$1,546
Accrued expenses	6,446	5,636
Accrued compensation and related expenses	7,033	7,506
Accrued interest	4,275	3,829
Deferred revenue	4,050	4,732
Current portion of long-term debt and capital lease obligations	2,048	3,696
Income taxes payable	22	—
Total current liabilities	27,295	26,945
Long-term debt and capital lease obligations, less current portion	358,978	350,457
Deferred income taxes	53,935	61,611
Deferred revenue	7,063	7,358
Other liabilities	1,277	1,302
Total liabilities	448,548	447,673
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,424,242 issued and 18,293,824 outstanding at December 31, 2006 and 20,432,742 issued and 18,115,092 outstanding at September 30, 2007	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2006 and September 30, 2007	56	56
Additional paid-in capital	221,466	224,013
Retained earnings	47,433	43,350
Treasury stock, at cost (2,130,418 shares at December 31, 2006 and 2,317,650 at September 30, 2007)	(32,218)	(34,006)
Accumulated other comprehensive income	775	101
Total stockholders’ equity	237,716	233,718
Total liabilities and stockholders’ equity	$686,264	$681,391
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net broadcasting revenue	$52,509	$51,888	$154,664	$155,978
Non-broadcast revenue	5,402	6,208	13,338	18,250
Total revenue	57,911	58,096	168,002	174,228
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $202 and $311 for the quarter ended September 30, 2006 and 2007, respectively, and $816 and $927 for the nine months ended September 30, 2006 and 2007, respectively, paid to related parties)	31,821	32,719	97,013	98,831
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	5,311	5,820	12,570	16,743
Corporate expenses, exclusive of depreciation and amortization shown below (including $47 and $192 for the quarter ended September 30, 2006 and 2007, respectively, and $197 and $337 for the nine months ended September 30, 2006 and 2007, respectively, paid to related parties)	5,637	5,425	18,333	16,735
Depreciation (including $261 and $181 for the quarter ended September 30 2006 and 2007, respectively, and $486 and $470 for the nine months ended September 30, 2006 and 2007, respectively for non-broadcast businesses)	3,198	2,973	9,056	8,987
Amortization (including $632 and $721 for the quarter ended September 30 2006 and 2007, respectively, and $1,474 and $2,207 for the nine months ended September 30, 2006 and 2007, respectively for non-broadcast businesses)	759	748	2,062	2,334
(Gain) loss on disposal of assets	167	309	(18,872)	(2,326)
Total operating expenses	46,893	47,994	120,162	141,304
Operating income from continuing operations	11,018	10,102	47,840	32,924
Other income (expense):
Interest income	68	52	114	160
Interest expense	(6,490)	(6,375)	(19,857)	(19,137)
Loss on early redemption of long-term debt	(3,625)	—	(3,625)	—
Other income (expense), net	(120)	83	(466)	230
Income from continuing operations before income taxes	851	3,862	24,006	14,177
Provision for income taxes	200	1,764	9,378	6,190
Income from continuing operations	651	2,098	14,628	7,987
Income from discontinued operations, net of tax	802	—	1,106	—
Net income	$1,453	$2,098	$15,734	$7,987
Other comprehensive income (loss), net of tax	(1,468)	(1,498)	462	(674)
Comprehensive income (loss)	$(15)	$600	$16,196	$7,313
Basic earnings per share from continuing operations	$0.03	$0.09	$0.60	$0.34
Income per share from discontinued operations	0.03	—	0.05	—
Basic earnings per share	$0.06	$0.09	$0.65	$0.34

Diluted earnings per share from continuing operations	$0.03	$0.09	$0.60	$0.34
Income per share from discontinued operations	0.03	—	0.05	—
Diluted earnings per share	$0.06	$0.09	$0.65	$0.34

Basic weighted average shares outstanding	23,983,085	23,772,647	24,338,649	23,823,757
Diluted weighted average shares outstanding	23,990,729	23,776,449	24,347,388	23,828,495
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2006	2007
OPERATING ACTIVITIES
Income from continuing operations	$14,628	$7,987
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	3,546	2,515
Loss on early redemption of debt	3,625	—
Depreciation and amortization	11,118	11,321
Amortization of bond issue costs and bank loan fees	1,069	871
Amortization and accretion of financing items	(214)	82
Provision for bad debts	2,572	1,875
Deferred income taxes	9,816	5,960
(Gain) loss on disposal of assets	(18,872)	(2,326)
Changes in operating assets and liabilities:
Accounts receivable	(2,557)	(1,117)
Prepaid expenses and other current assets	(251)	(254)
Accounts payable and accrued expenses	4,323	(1,829)
Deferred revenue	378	977
Other liabilities	(174)	127
Income taxes payable	—	(22)
Net cash provided by continuing operating activities	29,007	26,167
INVESTING ACTIVITIES
Capital expenditures	(16,129)	(11,959)
Purchases of broadcast assets	(19,229)	—
Purchase of non-broadcast businesses	(11,246)	(962)
Proceeds from the disposal of property, plant and equipment	2,208	7,963
Other	(1,519)	(747)
Net cash used in investing activities of continuing operations	(45,915)	(5,705)
FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	153,000	20,500
Payments of long-term debt and notes payable	(15,878)	(29,624)
Net borrowings and repayment on Swingline credit facility	599	1,145
Repurchase of Class A common stock	(20,679)	(1,788)
Payment of bond premium	(4,231)	—
Payments to redeem 9% notes	(94,031)	—
Payment of dividend on common stock	(14,609)	(10,010)
Proceeds from exercise of stock options	95	30
Tax benefit related to stock options exercised	1	1
Payments on capital lease obligations	(17)	(24)
Payments of costs related to bank credit facility and debt financing	(273)	—
Book overdraft	—	(729)
Net cash provided by (used in) financing activities	3,977	(20,499)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(2,336)	—
Investing cash flows	11,778	—
Total cash inflow from discontinued operations	9,442	—
Net increase (decrease) in cash and cash equivalents	(3,489)	(37)
Cash and cash equivalents at beginning of year	3,979	710
Cash and cash equivalents at end of period	$490	$673
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$19,012	$18,691
Income taxes	$199	$293
Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$—	$800
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

Information with respect to the three and nine months ended September 30, 2007 and 2006 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

NOTE 3. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

On February 2, 2007, the Company purchased ChristianMusicPlanet.com, a leading Christian music Internet portal, for $0.3 million.

On September 12, 2007, the Company purchased CMCentral.com, a Christian music Internet site and online community, for $0.4 million.

The purchase price was allocated to the total assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$130
Domain and brand names	337
Subscriber list	151
Customer lists and contracts	32
Goodwill	21
$671

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

Other Pending Transactions:

On February 1, 2007, the Company entered into an agreement to purchase selected assets of radio station KKSN-AM, in Portland, Oregon subject to certain conditions, for $4.5 million.   The company began operating the station under an LMA effective the same date.   The accompanying Condensed Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date.  The Company does not expect this transaction to close during 2007.

   Discontinued Operations:

The following table sets forth the components of income from discontinued operations, net of tax, for the three and nine months ended September 30, 2006 (dollars in thousands).

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Dollars in thousands)
Operating loss	$(114)	$(274)
Gain on sale or exchange of radio stations	1,387	2,043
Gain from discontinued operations before income taxes	1,273	1,769
Provision for income taxes	471	663
Income from discontinued operations, net of tax	$802	$1,106

Details of these transactions are as follows:

  On February 10, 2006, the Company exchanged radio stations WTSJ-AM, Cincinnati, Ohio, and WBOB-AM, Cincinnati, Ohio and $6.7 million in cash for selected assets of radio station WLQV-AM, Detroit, Michigan.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 reflect the results of WTSJ-AM and WBOB-AM as discontinued operations.  The exchange was accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29,” and resulted in a pre-tax gain on the exchange of $0.7 million.

   On July 17, 2006, the Company completed the sale of radio station WBTK-AM, Richmond, Virginia, for $1.5 million resulting in a pre-tax gain of $0.6 million.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 reflect the results of WBTK-AM as a discontinued operation.

On September 18, 2006, the Company completed the sale of radio station WBGB-FM, Jacksonville, Florida for $7.6 million resulting in a pre-tax gain of $0.8 million.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 reflect the results of WBGB-FM as a discontinued operation.

On December 1, 2006, the Company completed the sale of radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida for $2.8 million resulting in a pre-tax gain of $0.1 million.  The assets were sold to Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”).  Chesapeake-Portsmouth is a company controlled by Nancy Epperson, wife of Salem's Chairman of the Board Stuart W. Epperson and sister of Salem’s CEO Edward G. Atsinger III.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 reflect the results of WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida as discontinued operations.

On December 22, 2006, the Company completed the sale of radio station WITH-AM, Baltimore, Maryland for $3.0 million resulting in a pre-tax gain of $2.2 million.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 reflect the results of WITH-AM as a discontinued operation.

NOTE 4. STOCK-BASED COMPENSATION

  The Company has one stock incentive plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognizes compensation expense related to the estimated fair value of stock options granted.

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

   The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$671	$643	$2,845	$1,741
Restricted stock units compensation expense included in corporate expenses	22	15	66	47
Stock option compensation expense included in broadcast operating expenses	211	180	584	617
Stock option compensation expense included in non-broadcast operating expenses	22	43	51	110
Total stock-based compensation expense	$926	$881	$3,546	$2,515
Tax benefit from stock-based compensation expense	(361)	(385)	(1,406)	(1,108)
Total stock-based compensation expense net of tax benefit	$565	$496	$2,140	$1,407

Stock option and restricted stock grants

The Plan allows the Company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the Company. The option exercise price is set at the closing price of our common stock on the date of grant, and the related number of shares granted is fixed at that point in time.  The Plan also provides for grants of restricted units. Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  Non-employee directors of the Company have received restricted stock grants that vest one year from the date of issuance as well as stock options that vest immediately.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility calculation reflects the historical volatility of the Company’s stock as determined by the closing price over a six to nine year term that is generally commensurate with the contractual term of the option.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Expected volatility	53.90%	46.44%	52.55%	44.76%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	6 - 9	6 - 9	6 – 9	6 - 9
Risk-free interest rate	4.80%	4.16%	4.93%	4.48%

Stock option information with respect to our stock-based compensation plan during the nine months ended September 30, 2007 and 2006 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,924,269	$23.82			$—
Granted	361,950	13.39		$7.47	—
Exercised	(8,250)	11.58			8,605
Forfeited or expired	(118,905)	22.20			—
Outstanding at September 30, 2006	2,159,064	22.19	4.8 years		—
Exercisable at September 30, 2006	1,309,337	25.25	3.3 years		—

Outstanding at January 1, 2007	2,146,564	$22.30			$—
Granted	393,900	11.79		$8.10	—
Exercised	(2,500)	11.81			4,219
Forfeited or expired	(106,790)	19.59			—
Outstanding at September 30, 2007	2,431,174	$20.73	4.5 years		—
Exercisable at September 30, 2007	1,436,762	$24.32	2.8 years		—

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates. Information regarding our restricted stock unit grants for the nine months ended September 30, 2007 and 2006 is as follows:
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2006	5,000	$17.90
Granted	6,000	11.15
Vested	(5,000)	17.90
Forfeited	—	—
Non-Vested at September 30, 2006	6,000	$11.15

Non-Vested at January 1, 2007	6,000	$11.15
Granted	5,000	10.15
Vested	(6,000)	11.15
Forfeited	—	—
Non-Vested at September 30, 2007	5,000	$10.15

As of September 30, 2007, there was $5.1 million of total unrecognized compensation expense related to non-vested awards of stock options and restricted shares.  This cost is to be recognized over a weighted average period of 1.3 years.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

       Other comprehensive income (loss) reflects changes in the fair value of each of the Company’s three cash flow hedges as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Mark-to-market gain (loss)	$(2,551)	$(2,496)	$770	$(1,123)
Less tax provision (benefit)	(1,083)	(998)	308	(449)
Other comprehensive income (loss)	$(1,468)	$(1,498)	$462	$(674)

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

Statement of Financial Accounting Standards No. 159

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  SFAS No. 159 is effective beginning January 1, 2008.  The Company believes that the adoption of SFAS No. 159 will not have a material impact on the Company’s results of operations, cash flows or financial position.

NOTE 7. EQUITY TRANSACTIONS

The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.   This repurchase program will continue until the earlier of (a) December 31, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of the Company’s Board of Directors.  The amount the Company may repurchase may be limited by certain restrictions under our credit facilities.

During the three month period ended September 30, 2007, the Company repurchased 187,232 shares of its Class A common stock for $1.8 million at an average price of $9.55 per share.  As of September 30, 2007, the Company repurchased 2,317,650 shares of stock for $34.0 million at an average price of $14.67 per share.  During the three month period ended September 30, 2006, the Company repurchased 511,250 shares of its Class A common stock for $5.5 million at an average price of $10.82 per share.  For the nine month period ended September 30, 2006, the Company made repurchases of 1,490,625 shares of its Class A common stock for $20.7 million at an average price of $13.87 per share.

On August 23, 2007, the Company paid a special cash dividend of $0.42 per share on its Class A and Class B common stock to shareholders of record as of the close of business on August 20, 2007.  The cash payment amounted to approximately $10.0 million.   On July 28, 2006, the Company paid a special cash dividend of $0.60 per share on its Class A and Class B common stock to shareholders of record as of the close of business on July 17, 2006.  The cash payment amounted to approximately $14.6 million.

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $0.9 million and $2.5 million of stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2007, respectively, in comparison to $0.9 million and $3.5 million for the three and nine months ended September 30, 2006, respectively.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2006	September 30, 2007
	(Dollars in thousands)
Term loans under credit facility	$238,125	$236,100
Revolving line of credit under credit facility	19,100	12,000
Swingline credit facility	1,241	2,387
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Fair market value of interest rate swap agreement	—	284
Seller financed note to acquire Townhall.com	2,444	2,526
Capital leases and other loans	116	856
	361,026	354,153
Less current portion	2,048	3,696
	$358,978	$350,457

Maturities of Long-Term Debt

      Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2007 for each of the next five years and thereafter are as follows:

Twelve Months Ended September 30,	Amount
(Dollars in thousands)
2008	$3,696
2009	18,088
2010	231,335
2011	100,024
2012	30
Thereafter	696
353,869
Fair value of interest rate swap	284
$354,153

 NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

      The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2007
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,588	$(7,292)	$3,296
Domain and brand names	4,906	(2,262)	2,644
Favorable and assigned leases	1,581	(1,209)	372
Other amortizable intangible assets	2,877	(2,418)	459
	$19,952	$(13,181)	$6,771

	As of December 31, 2006
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,404	$(6,030)	$4,374
Domain and brand names	4,487	(1,533)	2,954
Favorable and assigned leases	1,581	(1,144)	437
Other amortizable intangible assets	2,742	(2,139)	603
	$19,214	$(10,846)	$8,368

      Based on the amortizable intangible assets as of September 30, 2007, we estimate amortization expense for the next five years to be as follows:

Year Ending	Amortization Expense
(Dollars in thousands)
2007 (October 1 – December 31)	$700
2008	2,667
2009	1,417
2010	933
2011	369
Thereafter	685
Total	$6,771

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

      Options to purchase 2,159,064 and 2,436,174 shares of Class A common stock were outstanding at September 30, 2006 and 2007, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. Those options are excluded due to their antidilutive effect.

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

Under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The change in the fair value of a derivative instrument designated as a hedge of the exposure of the variability in expected cash flows of recognized assets, liabilities or of unrecognized forecasted transactions, referred to as a cash flow hedge, is recognized as other comprehensive income.  The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense.

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

During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to its 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized approximately $110,000 in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% Notes.  As a result of this redemption, the Company recorded a loss on the swap of approximately $0.3 million, which is included in the loss on early redemption of long-term debt.  The Company recognized approximately $32,000 in interest expense for the nine months ended September 30, 2006 related to the amortization of capitalized buyout premium.

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the nine months ended September 30, 2007, was reduced by approximately $82,000 as a result of the difference between the interest rates.  As of September 30, 2007, the Company recorded a liability for the fair value of the interest rate swap of approximately $0.3 million. This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the nine months ended September 30, 2007, was reduced by approximately $148,000 as a result of the difference between the interest rates.  As of September 30, 2007, the Company recorded an asset for the fair value of the interest rate swap of approximately $0.1 million.  This amount, net of income taxes of approximately $43,000, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby it will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the nine months ended September 30, 2007, was reduced by approximately $188,000 as a result of the difference between the interest rates. As of September 30, 2007, the Company recorded an asset for the fair value of the interest rate swap of approximately $0.3 million.  This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $15,000 was recognized during the nine months ended September 30, 2007 related to our interest rate caps.

NOTE 12. INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense.  As a result of the implementation of FIN No. 48, the Company recognized an additional $2.0 million liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2003 and is no longer subject to state and local, or income tax examinations by tax authorities for years before 2002.

The Company has unrecognized tax benefits of approximately $4.0 million as of January 1, 2007 and, if recognized, would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.  The Company recorded an increase of its unrecognized tax benefits of approximately $0.5 million as of September 30, 2007.

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

	Radio Broadcasting	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
Three Months Ended September 30, 2006
Net revenue	$52,509	$5,402	$—	$57,911
Operating expenses	31,821	5,311	5,637	42,769
Operating income (loss before depreciation, amortization and (gain) loss on disposal of assets	20,688	91	(5,637)	15,142
Depreciation	2,640	261	297	3,198
Amortization	122	632	5	759
Operating income (loss) before income taxes	$17,926	$(802)	$(5,939)	$11,185

Three Months Ended September 30, 2007
Net revenue	$51,888	$6,208	$—	$58,096
Operating expenses	32,719	5,820	5,425	43,964
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	19,169	388	(5,425)	14,132
Depreciation	2,511	181	281	2,973
Amortization	23	721	4	748
Operating income (loss) before income taxes	$16,635	$(514)	$(5,710)	$10,411

	Radio Broadcasting	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
Nine Months Ended September 30, 2006
Net revenue	$154,664	$13,338	$—	$168,002
Operating expenses	97,013	12,570	18,333	127,916
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	57,651	768	(18,333)	40,086
Depreciation	7,690	486	880	9,056
Amortization	574	1,474	14	2,062
Operating income (loss) before income taxes	$49,387	$(1,192)	$(19,227)	$28,968

Nine Months Ended September 30, 2007
Net revenue	$155,978	$18,250	$—	$174,228
Operating expenses	98,831	16,743	16,735	132,309
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	57,147	1,507	(16,735)	41,919
Depreciation	7,673	470	844	8,987
Amortization	113	2,207	14	2,334
Operating income (loss) before income taxes	$49,361	$(1,170)	$(17,593)	$30,598

NOTE 14. SEGMENT DATA (CONTINUED)
	Radio Broadcasting	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
December 31, 2006
Total property, plant and equipment, net	$115,604	$2,830	$10,279	$128,713
Goodwill	5,011	15,587	8	20,606
September 30, 2007
Total property, plant and equipment, net	$115,875	$4,897	$10,122	$130,894
Goodwill	4,857	15,633	8	20,498

Reconciliation of operating income from continuing operations before depreciation, amortization, and (gain) loss on disposal of assets to income from continuing operations before income taxes:
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Operating income before depreciation, amortization, and gain (loss) on disposal of assets	$15,142	$14,132	$40,086	$41,919
Depreciation expense	(3,198)	(2,973)	(9,056)	(8,987)
Amortization expense	(759)	(748)	(2,062)	(2,334)
Interest income	68	52	114	160
Gain (loss) on disposal of assets	(167)	(309)	18,872	2,326
Interest expense	(6,490)	(6,375)	(19,857)	(19,137)
Loss on early redemption of long-term debt	(3,625)	—	(3,625)	—
Other income (expense), net	(120)	83	(466)	230
Income from continuing operations before income taxes	$851	$3,862	$24,006	$14,177

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

            The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the 7¾% senior subordinated notes due 2010 (the “7 ¾ Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in its subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes. Salem Holding and Salem Communications Acquisition Corporation (“AcquisitionCo”) are 100% owned by Salem and Salem Holding owns 100% of all of its subsidiaries. All subsidiaries of Salem Holding are guarantors. OnePlace, LLC and CCM Communications, Inc., are aggregated and collectively referred to as “Non-broadcast.”  The net assets of Salem Holding are subject to certain restrictions which, among other things, require Salem Holding to maintain certain financial covenant ratios, and restrict Salem Holding and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of Salem Holding as of September 30, 2007, amounted to $220.3 million. Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $80.7 million of amounts due from Salem and AcquisitionCo as of September 30, 2007.

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)
(Dollars in thousands)

	As of September 30, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
	Parent	AcquisitionCo	Other Media	Salem Holding	Adjustments	Salem Consolidated
Current assets:
Cash and cash equivalents	$—	$95	$255	$323	$—	$673
Trade accounts receivable, net	—	3,002	772	27,682	(97)	31,359
Other receivables	—	8	5	367	—	380
Prepaid expenses	—	83	260	2,241	—	2,584
Income tax receivable	—	7	(3)	34	—	38
Deferred income taxes	—	362	142	4,621	—	5,125
Total current assets	—	3,557	1,431	35,268	(97)	40,159
Investment in subsidiaries	226,266	—	—	—	(226,266)	—
Property, plant and equipment, net	—	8,232	576	122,086	—	130,894
Broadcast licenses	—	94,473	—	377,990	—	472,463
Goodwill	—	10,281	2,575	7,642	—	20,498
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	4,276	1,106	1,389	—	6,771
Bond issue costs	—	—	—	481	—	481
Bank loan fees	—	—	—	2,237	—	2,237
FV of interest rate swap	—	—	—	451	—	451
Intercompany receivables	99,944	10,845	—	114,768	(225,557)	—
Other assets	—	60	30	4,455	—	4,545
Total assets	$326,210	$131,724	$8,610	$666,767	$(451,920)	$681,391

NOTE 15. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
(Dollars in thousands)

	As of September 30, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	Salem Holding	Adjustments	Consolidated
Current liabilities:
Accounts payable	$—	$(48)	$46	$1,548	$—	$1,546
Accrued expenses	—	476	410	4,914	(164)	5,636
Accrued compensation and related expenses	—	895	186	6,425	—	7,506
Accrued interest	—	—	—	3,829	—	3,829
Deferred revenue	—	—	4,171	561	—	4,732
Current maturities of long-term debt	—	1,242	—	2,454	—	3,696
Total current liabilities	—	2,565	4,813	19,731	(164)	26,945
Intercompany payables	91,413	107,685	15,728	10,664	(225,490)	—
Long-term debt	—	1,325	—	348,848	—	350,173
Fair value of interest rate swap	—	—	—	284	—	284
Deferred income taxes	1,079	13,134	(9,876)	57,274	—	61,611
Deferred revenue	—	492	(1,518)	8,384	—	7,358
Other liabilities	—	19	—	1,283	—	1,302
Stockholders’ equity	233,718	6,504	(537)	220,299	(226,266)	233,718
Total liabilities and stockholders’ equity	$326,210	$131,724	$8,610	$666,767	$(451,920)	$681,391

NOTE 15. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Nine months Ended September 30, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	Salem Holding	Adjustments	Consolidated
Net broadcasting revenue	$—	$8,549	$—	$149,399	$(1,970)	$155,978
Non-broadcast revenue	—	9,678	5,241	4,048	(717)	18,250
Total revenue	—	18,227	5,241	153,447	(2,687)	174,228
Operating expenses:
Broadcasting operating expenses	—	5,850	—	92,892	89	98,831
Non-broadcast operating expenses	—	9,397	6,249	3,117	(2,020)	16,743
Corporate expenses	—	1,020	—	16,471	(756)	16,735
Depreciation	—	747	116	8,124	—	8,987
Amortization	—	1,254	348	732	—	2,334
Gain (loss) on disposal of assets	—	2	—	(2,328)	—	(2,326)
Total operating expenses	—	18,270	6,713	119,008	(2,687)	141,304
Operating income (loss)	—	(43)	(1,472)	34,439	—	32,924
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	8,525	—	—	—	(8,525)	—
Interest income	5,886	12	—	10,163	(15,901)	160
Interest expense	(6,812)	(7,487)	(1,221)	(19,518)	15,901	(19,137)
Other income, net	—	—	—	230	—	230
Income (loss) before income taxes	7,599	(7,518)	(2,693)	25,314	(8,525)	14,177
Provision (benefit) for income taxes	(388)	(2,318)	(896)	9,792	—	6,190
Net income (loss)	$7,987	$(5,200)	$(1,797)	$15,522	$(8,525)	$7,987
Other comprehensive loss	(674)	—	—	(674)	674	(674)
Comprehensive income (loss)	$7,313	$(5,200)	$(1,797)	$14,848	$(7,851)	$7,313

NOTE 16. SUBSEQUENT EVENTS

On October 18, 2007 the Company announced that it will acquire selected assets of radio station WTPS-AM in Miami, Florida for approximately $12.25 million.  This transaction is subject to FCC approval and is expected to close in the fourth quarter of 2007.  The Company began operating the station under an LMA effective the same date.

On October 24, 2007, the Company amended its credit facilities.  Effective upon the close of the purchase of WTPS-AM, the leverage ratio covenant will remain at 6.75 to 1 through March 30, 2009.  Additionally, the senior leverage ratio covenant will remain at 5.0 to 1 and the interest coverage ratio will remain at 2.0 to 1 through March 30, 2009.

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

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 98 radio stations in 38 markets, including 59 stations in 22 of the top 25 markets, which consists of 30 FM stations and 68 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk. We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® (“SRR”) is a national radio advertising sales firm with offices in 17 U.S. cities.

We also own Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, including Townhall.com, a provider of conservative content on-line, and Salem Publishing™, a leading publisher of Christian magazines and Xulon Press, a digital publisher of books targeting the Christian audience.

Our principal business strategy is to improve our national radio platform and to invest in and build non-broadcast businesses to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. Our national presence gives advertisers a platform that is a unique and powerful way to reach a Christian audience.  We program 45 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 30 News Talk and 13 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Nine months Ended
	September 30,			September 30,
	2006	2007	% Change	2006	2007	% Change
	(Dollars in thousands)
Net broadcasting revenue	$52,509	$51,888	(1.2%)	$154,664	$155,978	0.8%
Non-broadcast revenue	5,402	6,208	14.9%	13,338	18,250	36.8%
Total revenue	57,911	58,096	0.3%	168,002	174,228	3.7%
Operating expenses:
Broadcasting operating expenses	31,821	32,719	2.8%	97,013	98,831	1.9%
Non-broadcast operating expenses	5,311	5,820	9.6%	12,570	16,743	33.2%
Corporate expenses	5,637	5,425	(3.8%)	18,333	16,735	(8.7%)
Depreciation	3,198	2,973	(7.0%)	9,056	8,987	(0.8%)
Amortization	759	748	(1.4%)	2,062	2,334	13.2%
(Gain) loss on disposal of assets	167	309	85.0%	(18,872)	(2,326)	(87.7%)
Total operating expenses	46,893	47,994	2.3%	120,162	141,304	17.6%
Operating income from continuing operations	11,018	10,102	(8.3%)	47,840	32,924	(31.2%)
Other income (expense):
Interest income	68	52	(23.5%)	114	160	40.4%
Interest expense	(6,490)	(6,375)	(1.8%)	(19,857)	(19,137)	(3.6%)
Loss on early redemption of long-term debt	(3,625)	—	(100.0%)	(3,625)	—	(100.0%)
Other income (expense), net	(120)	83	(169.2%)	(466)	230	(149.4%)
Income from continuing operations before income taxes	851	3,862	353.8%	24,006	14,177	(40.9%)
Provision for income taxes	200	1,764	782.0%	9,378	6,190	(34.0%)
Income from continuing operations	651	2,098	222.3%	14,628	7,987	(45.4%)
Income from discontinued operations, net of tax	802	—	(100.0%)	1,106	—	(100.0%)
Net income	$1,453	$2,098	44.4%	$15,734	$7,987	(49.2%)

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net broadcasting revenue	91%	89%	92%	90%
Non-broadcast revenue	9%	11%	8%	10%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	55%	56%	58%	57%
Non-broadcast operating expenses	9%	10%	7%	9%
Corporate expenses	10%	9%	11%	10%
Depreciation	6%	5%	6%	5%
Amortization	1%	1%	1%	1%
(Gain) loss on disposal of assets	—%	1%	(11)%	(1)%
Total operating expenses	81%	82%	72%	81%
Operating income from continuing operations	19%	18%	28%	19%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(11)%	(11)%	(12)%	(11)%
Loss on early redemption of long-term debt	(6)%	—%	(2)%	—%
Other expense, net	—%	—%	—%	—%
Income from continuing operations before income taxes	2%	7%	14%	8%
Provision for income taxes	1%	3%	6%	4%
Income from continuing operations	1%	4%	8%	4%
Discontinued operations, net of tax	1%	—%	1%	—%
Net income	2%	4%	9%	4%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

      NET BROADCASTING REVENUE.      Net broadcasting revenue decreased $0.6 million or 1.2% to $51.9 million for the quarter ended September 30, 2007 from $52.5 million for the period of the prior year. On a same station basis, net broadcasting revenue decreased $0.4 million or 0.7% to $50.8 million for the quarter ended September 30, 2007 from $51.2 million for the same period of the prior year.   The decrease is due to a $1.2 million decrease in local advertising sales on our Christian Teaching and Talk stations and a $0.3 million decrease in national advertising sales on our Contemporary Christian Music stations offset by a $0.9 million increase in national program sales on our Christian Teaching and Talk stations.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 48.6% for the quarter ended September 30, 2007 from 52.0% for the same period of the prior year. Revenue from block program time as a percentage of our net broadcasting revenue increased to 37.0% for the quarter ended September 30, 2007 from 35.1% for the same period of the prior year.  This change in our revenue mix was primarily due to growth of block programming revenue on our Christian Teaching and Talk stations and is impacted by an overall trend in the radio broadcasting industry of declining advertising revenue.  We anticipate that this trend in the radio broadcasting industry may continue, however we cannot quantify the financial impact on our future operating results.

      NON-BROADCAST REVENUE.       Non-broadcast revenue increased $0.8 million or 14.9% to $6.2 million for the quarter ended September 30, 2007 from $5.4 million for the same period of the prior year. The increase was primarily due to revenue derived from our 2006 acquisitions of Townhall.com, Preaching Magazine and Xulon Press.  For the quarter ended September 30, 2007, revenue generated from these entities was approximately $2.3 million compared to $1.5 million for the same period of the prior year.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $0.9 million or 2.8% to $32.7million for the quarter ended September 30, 2007 from $31.8 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $1.0 million or 3.5% to $31.5 million for the quarter ended September 30, 2007 from $30.5 million for the same period of the prior year.   The increase is primarily attributable to higher advertising and promotion costs of $0.2 million, higher production and programming costs of $0.2 million on our News Talk and Contemporary Christian Music radio stations, and higher facility related costs of $0.2 million associated with lease renewals.

NON-BROADCAST OPERATING EXPENSES.       Non-broadcast operating expenses increased $0.5 million or 9.6% to $5.8 million for the quarter ended September 30, 2007 from $5.3 million for the same period of the prior year. The increase is attributable primarily to costs associated with the acquisitions of Townhall.com, Preaching Magazine and Xulon Press as well as the development of our magazine Internet websites.  For the quarter ended September 30, 2007, acquisitions accounted for approximately $2.1 million of expenses compared to $1.6 million for the same period of the prior year.

      CORPORATE EXPENSES.      Corporate expenses decreased $0.2 million or 3.8% to $5.4 million for the quarter ended September 30, 2007 from $5.6 million for the same period of the prior year.  The decrease is due to a reduction in accounting and auditing fees of $0.2 million associated with a reduction in the use of outside tax consultants and our change in audit firms.

      DEPRECIATION.       Depreciation expense decreased $0.2 million or 7.0% to $3.0 million for the quarter ended September 30, 2007 from $3.2 million for the same period of the prior year.  The decrease is due to certain assets becoming fully depreciated during 2007 partially offset by capital expenditures made during the year.

      AMORTIZATION.       Amortization expense decreased $0.1 million to $0.7 million for the quarter ended September 30, 2007 from $0.8 million for the same period of the prior year.  The decrease is due to the full amortization of certain intangibles acquired during 2006 with an estimated life of one year.

LOSS ON DISPOSAL OF ASSETS.      Loss on disposal of assets of $0.3 million for the quarter ended September 30, 2007 and $0.2 million for the same period of the prior year was primarily due to the write-off of various fixed assets and equipment.

      OTHER INCOME (EXPENSE).       Interest income of $52,000 for the quarter ended September 30, 2007 and $68,000 for the same period of the prior year was interest earned on excess cash.  Interest expense decreased $0.1 million, or 1.8%, to $6.4 million for the quarter ended September 30, 2007, compared to $6.5 million for the same period of the prior year.  The decrease in interest expense is due to a decrease of $16.6 million in our net outstanding debt partially offset by higher interest rates.  Other income of $83,000 for the quarter ended September 30, 2007 consisted primarily of royalty income from real estate properties partially offset with bank commitment fees associated with our credit facilities. Other expense, net, of $120,000 for the quarter ended September 30, 2006 related primarily to bank commitment fees associated with our credit facilities.  During the quarter ended September 30, 2006, we recognized a pre-tax loss of approximately $3.6 million on the redemption of our 9% senior subordinated notes due July 2011, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts.

      PROVISION FOR INCOME TAXES.      We adopted FIN No. 48 as of January 1, 2007.  Provision for income taxes was $1.8 million for the quarter ended September 30, 2007 compared to $0.2 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 45.7% for the quarter ended September 30, 2007 compared to 23.5% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.      Income from discontinued operations was approximately $0.8 million for the quarter ended September 30, 2006.  This amount includes a pre-tax gain of $0.8 million from the sale of WBGB-FM, Jacksonville, Florida and a pre-tax gain of $0.6 million from the sale of WBTK-AM in Richmond, Virginia, offset with the operating results of these stations through the date of the sale, along with the operating results of WITH-AM, WJGR-AM, WZNZ-AM and WZAZ-AM, which are presented as discontinued operations for the quarter ended September 30, 2006 as discussed in Note 3.

      NET INCOME. We recognized net income of $2.1 million for the quarter ended September 30, 2007 as compared to $1.5 million for the same period of the prior year. The increase of $0.6 million resulted from an increase in other income of $0.2 million, a decrease in interest expense of $0.1 million, and the decrease in loss on the early redemption of long term debt of $3.6 million offset with a $0.9 million decline in operating income, a $1.6 million increase in the tax provision expense and the decrease in income generated from discontinued operations of $0.8 million.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

      NET BROADCASTING REVENUE.      Net broadcasting revenue increased $1.3 million or 0.8% to $156.0 million for the nine months ended September 30, 2007 from $154.7 million for the same period of the prior year. On a same station basis, net broadcasting revenue improved $2.2 million or 1.4% to $153.1 million for the nine months ended September 30, 2007 from $150.9 million for the same period of the prior year. The increase is primarily attributable to growth in national program revenue on our Christian Teaching and Talk stations of $3.5 million and growth in local advertising sales on our Contemporary Christian Music station of $1.4 million, offset by a $3.3 million decline in local advertising revenue on our News Talk and Christian Teaching and Talk stations and a $0.3 million decline in national advertising revenue on our Contemporary Christian Music stations.     Revenue from advertising as a percentage of our net broadcasting revenue decreased to 49.0% for the nine months ended September 30, 2007 from 52.2% for the same period of the prior year. Revenue from block program time as a percentage of our net broadcasting revenue increased to 36.6% for the nine months ended September 30, 2007 from 34.8% for the same period of the prior year.  This change in our revenue mix was primarily due to growth of block programming revenue on our Christian Teaching and Talk stations and is impacted by an overall trend in the radio broadcasting industry of declining advertising revenue.  We anticipate that this trend in the radio broadcasting industry may continue, however we cannot quantify the financial impact on our future operating results.

      NON-BROADCAST REVENUE.       Non-broadcast revenue increased $5.0 million or 36.8% to $18.3 million for the nine months ended September 30, 2007 from $13.3 million for the same period of the prior year. The increase was primarily due to revenue derived from our 2006 acquisitions Townhall.com, Preaching Magazine and Xulon Press plus organic growth of advertising revenue at Salem Web NetworkTM.   For the nine months ended September 30, 2007, acquisitions accounted for approximately $6.5 million of revenue compared to $2.2 million for the same period of the prior year.

      BROADCASTING OPERATING EXPENSES.       Broadcasting operating expenses increased $1.8 million or 1.9% to $98.8 million for the nine months ended September 30, 2007 from $97.0 million for the same period of the prior year. On a same station basis, broadcasting operating expenses increased $2.9 million or 3.1% to $95.7 million for the nine months ended September 30, 2007 from $92.8 million for the same period of the prior year. The increase is primarily due to higher advertising and promotion costs of $0.9 million, higher production and programming costs of $0.2 million and higher rent costs of $0.7 million associated with lease renewals entered during 2007.

      NON-BROADCAST OPERATING EXPENSES.       Non-broadcast operating expenses increased $4.1 million or 33.2% to $16.7 million for the nine months ended September 30, 2007 from $12.6 million for the same period of the prior year. The increase is attributable primarily to costs associated with the acquisitions of Townhall.com, Preaching Magazine and Xulon Press as well as the development of our magazine Internet websites.  For the nine months ended September 30, 2007, revenue from these acquisitions accounted for approximately $5.7 million of expenses compared to $2.2 million for the same period of the prior year.

      CORPORATE EXPENSES.      Corporate expenses decreased $1.6 million or 8.7% to $16.7 million for the nine months ended September 30, 2007 from $18.3 million for the same period of the prior year.  The decrease is primarily due to a reduction in stock-based compensation expense of $1.2 million, a decrease in accounting service fees of $0.2 million associated with a reduction in the use of outside consultants for tax and internal control testing work and a decrease in legal fees of $0.2 million.

      DEPRECIATION.       Depreciation expense decreased $0.1 million or 0.8% to $9.0 million for the nine months ended September 30, 2007 from $9.1 million for the same period of the prior year.  The decrease is due to certain assets becoming fully depreciated during 2007 partially offset by capital expenditures made during the first nine months of the year.

      AMORTIZATION.       Amortization expense increased $0.2 million or 13.2% to $2.3 million for the nine months ended September 30, 2007 from $2.1 million for the same period of the prior year.  The increase is primarily due to amortizable intangible assets acquired with non-broadcast media entities during 2006 and 2007.

      GAIN ON DISPOSAL OF ASSETS.     The gain on disposal of assets of $2.3 million for the nine months ended September 30, 2007 was comprised of the sale of selected assets of WKNR-AM in Cleveland, Ohio, for $7.0 million resulting in a pre-tax gain of $3.4 million offset by the loss recognized on the sale of radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million as well as various fixed asset disposals.  The gain on disposal of assets of $18.9 million for the nine months ended September 30, 2006 resulted from gains recognized on various transactions.  Selected assets of KLMG-FM, Sacramento, California, were exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was partially offset by a sale of selected assets of KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.   We also exchanged selected assets of KNIT-AM, Dallas, Texas for selected assets of WORL-AM, Orlando, Florida, resulting in a pre-tax gain on the exchange of $3.5 million.

      OTHER INCOME (EXPENSE).       Interest income of approximately $0.2 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively, was primarily from interest earned on excess cash.  Interest expense decreased $0.8 million or 3.6% to $19.1 million for the nine months ended September 30, 2007 from $19.9 million for the same period of the prior year.  The decrease is due primarily to the redemption of our 9% Notes in July 2006 that were outstanding for the first six months of 2006 and to a decrease in net outstanding debt.   Other income of $0.5 million for the nine months ended September 30, 2007, was primarily due to royalty income from real estate properties partially offset with bank commitment fees associated with our credit facilities.  Other expense, net of $0.3 million for the same period of the prior year includes bank commitment fees associated with our 9% Notes.

    PROVISION FOR INCOME TAXES.      We adopted FIN No. 48 as of January 1, 2007.  Provision for income taxes was $6.2 million for the nine months ended September 30, 2007 as compared to $9.4 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 43.7% for the nine months ended September 30, 2007 and 39.1% for the same period of the prior year. For the nine months ended September 30, 2007 and 2006, the effective tax rate differs from the federal statutory income rate of 35.0% primarily due to the effect of state income taxes, and certain expenses that are not deductible for tax purposes and changes in the valuation allowance from the use of certain state net operating loss carryforwards.

      INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.    Income from discontinued operations was approximately $1.1 million for the nine months ended September 30, 2006.  The gain includes a pre-tax gain of $0.7 million from the sale of WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio, a pre-tax gain $0.8 million from the sale of WBGB-FM, Jacksonville, Florida and a pre-tax gain of $0.6 million from the sale of WBTK-AM in Richmond, Virginia, offset with the operating results of these stations through the date of the sale, along with the operating results of WITH-AM, WJGR-AM, WZNZ-AM and WZAZ-AM, which are presented as discontinued operations for the nine months ended September 30, 2006 as discussed in Note 3.

      NET INCOME. We recognized net income of $8.0 million for the nine months ended September 30, 2007 as compared to net income of $15.7 million for the same period of the prior year. The decrease of $7.7 million resulted from the change in the gain on the disposal of assets of $16.5 million and an increase in operating expenses exclusive of the gain of $4.6 million, offset by a $6.2 million increase in revenues, a $0.5 million increase in interest and other income, a $3.6 million decrease in the loss on early redemption of debt, and a $3.2 million reduction in the tax provision.

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

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

      STATION OPERATING INCOME.       SOI decreased $1.5 million or 7.3% to $19.2 million for the quarter ended September 30, 2007 from $20.7 million for the same period of the prior year. As a percentage of net broadcasting revenue, SOI increased to 36.9% for the quarter ended September 30, 2007 from 39.4% for the same period of the prior year. On a same station basis, SOI decreased $1.4 million or 6.9% to $19.3 million for the quarter ended September 30, 2007 from $20.7 million for the same period of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 37.9% for the quarter ended September 30, 2007 from 40.5% for the same period of the prior year.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

      STATION OPERATING INCOME.       SOI decreased $0.6 million or 0.9% to $57.1 million for the nine months ended September 30, 2007 from $57.7 million for the same period of the prior year. As a percentage of net broadcasting revenue, SOI decreased to 36.6% for the nine months ended September 30, 2007 from 37.3% for the same period of the prior year. On a same station basis, SOI decreased $0.8 million or 1.3% to $57.3 million for the nine months ended September 30, 2007 from $58.1 million for the same period of the prior year. As a percentage of same station net broadcasting revenue, same station SOI decreased to 37.5% for the nine months ended September 30, 2007 from 38.5% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)
Station operating income	$20,688	$19,169	$57,651	$57,147
Plus non-broadcast revenue	5,402	6,208	13,338	18,250
Less non-broadcast operating expenses	(5,311)	(5,820)	(12,570)	(16,743)
Less depreciation and amortization	(3,957)	(3,721)	(11,118)	(11,321)
Plus gain (loss) on disposal of assets	(167)	(309)	18,872	2,326
Less corporate expenses	(5,637)	(5,425)	(18,333)	(16,735)
Operating income	$11,018	$10,102	$47,840	$32,924

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

We perform impairment tests on our FCC licenses and goodwill at least annually or more often if indicators of impairment exist. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of September 30, 2007, no impairment was recognized.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and may result in impairment charges.

Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense.  As a result of the implementation of FIN No. 48, the Company recognized an additional $2.0 million liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Valuation allowance (deferred taxes)

      For financial reporting purposes, the company has recorded a valuation allowance of $5.2 million as of September 30, 2007, to offset a portion of the deferred tax assets related to state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

Stock-Based Compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the company.  As of September 30, 2007, a maximum of 3,100,000 shares are authorized under the plan, of which 2,431,174 are outstanding and 1,436,762 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense for the three and nine months ended September 30, 2007 was $0.9 million and $2.5 million, respectively. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

LIQUIDITY AND CAPITAL RESOURCES

 We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and our senior subordinated notes from operating cash flow, borrowings under our credit facilities and, if necessary, proceeds from the sale of selected assets.   We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset sales.  We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facilities, operating cash flow and possibly through the sale of income-producing assets.   We believe that cash on hand, cash flow from operations, and borrowings under the credit facilities will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

Cash Flows

Cash and cash equivalents were $0.7 million on September 30, 2007 and December 31, 2006.  Working capital was $13.2 million on September 30, 2007 compared to $13.3 million as of December 31, 2006.

Cash Flows from Operating Activities

Our cash flows from continuing operations are primarily derived from our earnings from ongoing operations before non-cash expenses such as depreciation, amortization, bad debt and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $26.2 million for the nine months ended September 30, 2007 compared to $29.0 million for the same period of the prior year.   The decrease of $2.8 million was primarily the result of changes in operating assets and liabilities and a decrease in net income of $6.6 million, decrease in deferred income taxes of $3.8 million, a decrease in the gain on disposal of assets of $16.5 million and a decrease in stock-based compensation of $1.0 million.

Cash Flows from Investing Activities

     Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2007 compared to $45.9 million for the same period of the prior year.  The decrease of $40.2 million was primarily due to a $29.5 million decrease in cash outlays for acquisitions of radio station assets and non-broadcast businesses and secondarily to a $4.2 million decrease in capital expenditures.  During the nine months ended September 30, 2007, we purchased two Internet businesses for $0.7 million compared to $30.5 million to purchase selected assets of five radio stations, three Internet businesses, and two magazine businesses during same period of the prior year.  Additionally, during the nine months ended September 30, 2007, we sold selected assets of two radio stations for $7.9 million compared to sales of selected assets of eight radio stations for $21.6 million in the same period of the prior year.

Cash Flows from Financing Activities

  Our financing activities primarily relate to proceeds and repayments under our credit facilities, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities was $20.5 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $4.0 million for the same period of the prior year.  The change was primarily due to stock repurchases of $1.8 million during the nine months ended September 30, 2007, compared to $20.7 million the same period of the prior year, net repayments of debt of $9.1 million during 2007 compared to $137.1 million for the same period of the prior year, increased borrowings of $0.5 million related to our Swingline credit facility and a $10.0 million payment of a special cash dividend.  In addition, during 2006 we used $98.3 million for the redemption of our 9% Notes which included a premium and the payment of a special cash dividend of $14.6 million.

Credit Facilities

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities.  The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of September 30, 2007. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at September 30, 2007, on a pro forma basis, was 5.83 to 1.

We amended our credit facilities on October 24, 2007 to keep our Total Leverage Ratio covenant ratio at 6.75 to 1 through March 30, 2009.  Additionally, the senior leverage ratio covenant will remain at 5.0 to 1 and the interest coverage ratio will remain at 2.0 to 1 through March 30, 2009.  These covenant changes are effective upon the close of the acquisition of WTPS-AM.  If the acquisition of WTPS-AM does not close before December 31, 2007, the Total Leverage Ratio steps down to 6.25 to 1 and the senior leverage ratio steps down to 4.75 to 1 on December 31, 2007.   The credit facilities include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of September 30, 2007, the borrowing capacity and aggregate commitments were $67.5 million under our revolving credit facility, $72.8 million under our term loan B facility and $163.4 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of September 30, 2007, we could borrow $49.6 million under our credit facilities.

On September 30, 2007, $72.8 million was outstanding under the term loan B facility, $163.4 million was outstanding under the term loan C facility and $12.0 million was outstanding under our revolving credit facility.  The borrowing capacity under the revolving credit facility steps down in three 10% increments on June 30, 2007, December 31, 2007 and June 30, 2008, and matures on March 25, 2009.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

 Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%.At September 30, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.98%.

 Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.0 to 1 through March 31, 2009 increasing in increments until June 30, 2009, at which point it will remain at 2.5 to 1 through the remaining term of the credit facilities), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.0 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 4.0 to 1 through the remaining term of the credit facilities), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our assets and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

    As of September 30, 2007, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

     Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on 0.25% less than the bank’s prime rate.  As of September 30, 2007, $2.4 million was outstanding under the Swingline.

      As of September 30, 2007, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

  As of September 30, 2007, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

      Long-term debt consisted of the following at the balance sheet dates indicated:

	December 31, 2006	September 30, 2007
	(Dollars in thousands)
Term loans under credit facility	$238,125	$236,100
Revolving line of credit under credit facility	19,100	12,000
Swingline credit facility	1,241	2,387
7¾% senior subordinated notes due 2010	100,000	100,000
Fair market value of interest rate swap agreement	—	284
Seller financed note to acquire Townhall.com	2,444	2,526
Capital leases and other loans	116	856
	361,026	354,153
Less current portion	(2,048)	(3,696)
	$358,978	$350,457

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2007:
•
Outstanding borrowings of $236.1 million on term loans and $12.0 million on our revolver with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our Total Leverage Ratio;

•	$100 million senior subordinated notes with semi-annual interest payments at 7 ¾%; and
•	Commitment fee of 0.375% on the unused portion of our credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

  At September 30, 2007 and 2006, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

  During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to our $94.4 million 9% Notes. This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%.  On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.   Interest expense for the three and nine months ended September 30, 2006, was reduced by $0.1 million and $0.4 million, respectively, related to the amortization of the buyout premium received.   On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% senior subordinated notes.  As a result of the redemption, we wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.  Interest expense for the nine months ended September 30, 2006, was reduced by approximately $0.3 million related to the amortization of the buyout premium received.

  During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to our 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized approximately $110,000 in buyout premium, which was to be amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% Notes.  As a result of this redemption, the Company recorded a loss on the swap of approximately $0.3 million, which is included in the loss on early redemption of long-term debt.  The Company recognized approximately $32,000 in interest expense for the nine months ended September 30, 2006 related to the amortization of capitalized buyout premium.

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the nine months ended September 30, 2007, was reduced by approximately $82,000 as a result of the difference between the interest rates.  As of September 30, 2007, we recorded a liability for the fair value of the interest rate swap of approximately $0.3 million. This amount, net of income taxes of approximately $0.1 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the nine months ended September 30, 2007, was reduced by approximately $148,000 as a result of the difference between the interest rates.  As of September 30, 2007, we recorded an asset for the fair value of the interest rate swap of approximately $0.1 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the nine months ended September 30, 2007, was reduced by approximately $188,000 as a result of the difference between the interest rates. As of September 30, 2007, we recorded an asset for the fair value of the interest rate swap of approximately $0.1 million.  This amount, net of income taxes of approximately $43,000, is reflected in other comprehensive income, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $15,000 was recognized during the nine months ended September 30, 2007 related to our interest rate caps.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of September 30, 2007, we had borrowed $245 million under our credit facilities and Swingline.  As of September 30, 2007, we could borrow up to an additional $49.6 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. At September 30, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.98%. At September 30, 2007, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.6 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of September 30, 2007, with an aggregate fair value of $100.0 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $97.3 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $102.8 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have made repurchases of our Class A common stock pursuant to a $50.0 million share repurchase program adopted by our Board of Directors in May 2005, revised in February 2006 and further revised in March 2007.  This repurchase program will continue until the earlier of (a) December 31, 2007, (b) all desired shares are repurchased, or (c) the Repurchase Plan is terminated earlier by the Repurchase Plan Committee on behalf of Salem.  The amount we may repurchase may be limited by certain restrictions under our credit facilities as defined in Part I, Item 2 under Credit Facilities.

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of		as Part of	That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
Jul. 1, 2007 – Jul. 31, 2007	—	$—	—	$17,781,997
Aug. 1, 2007 – Aug. 31, 2007	112,267	9.20	112,267	16,748,750
Sept. 1, 2007 – Sept. 30, 2007	74,965	10.07	74,965	15,993,903
Total	187,232		187,232

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02.01	Bylaws of Salem Communications Coporation, a Delaware Corporation	8-K	331-41733-29	04/14/99	3.2
3.02.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation	8-K	000-26497	06/26/07	3.1
3.03	Certificate of Incorporation of Salem Communications Holding Corporation	8-K	000-26497	09/08/00	2.01
3.04.01	Bylaws of Salem Communications Holding Corporation	8-K	000-26497	09/08/00	2.02
3.04.02	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation	10-Q	000-26497	08/09/07	3.04.01
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.05
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 06/30/99	4.09
4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09
4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02
4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11
4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12
4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28
4.10	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.1
4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25
4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26
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
		8-K	000-26497	06/15/06	4.13
4.19	Amendment #4, dated as of October 24, 2007, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	10/30/07	4.19
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.01.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/26/07	10.2
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.02.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/26/07	10.1
10.03.01	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Eric H. Halvorson.	8-K	000-26497	06/26/07	10.3
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.04.02	Employment Agreement, effective as of July 1, 2007, between Salem Communications Holding Corporation and Joe D. Davis	8-K	000-26497	06/26/07	10.4
10.05.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.06.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.06.04	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.06..06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Antenna/tower lease between Salem Media of Texas, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KSLR-AM/San Antonio, Texas).	10-K	000-26497	03/30/00	10.05.13
10.06.09	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.06.10	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16
10.06.11	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.06.12	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.06.13	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.14	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.06.15	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21
10.06.17	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.06.18	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.06.19	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	3/16/07	10.05.25
10.07.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.02
10.07.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.03
10.07.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida,and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.04
10.07.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.05
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
November 8, 2007
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 8, 2007
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

Date: November 8, 2007

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

Date: November 8, 2007

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•
the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2007
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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•
the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2007
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer