Form 10-K
period 2007-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2008-03-17
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Title of each class

Name of the Exchange on which registered

Class A Common Stock, $0.01 par value per share

The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

   Yes [   ]

No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]

No  [ X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes [X ]      No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated filer  [X ]

Non-accelerated filer  [   ]

Smaller Reporting Company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]

No  [ X ]

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $77,740,379 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 5, 2008
Common Stock, $0.01 par value per share	18,115,092 shares
Class B	Outstanding at March 5, 2008
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 2008	Part III, Items 10, 11, 12, 13 and 14

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

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2007 Radio Market Survey Schedule & Population Rankings published by Arbitron.  According to the Radio Market Survey, the population estimates used were based upon 2000 U.S. Bureau Census estimates updated and projected to January 1, 2008 by Claritas, Inc.

PART I

ITEM 1. BUSINESS.

GENERAL

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 96 radio stations in 38 markets, including 59 stations in 23 of the top 25 markets, which consists of 29 FM stations and 67 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk.  We recently started operating a fourth strategic format, Spanish language Christian Teaching and Talk.  We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® (“SRR”) is a national radio advertising sales firm with offices in 12 U.S. cities.

In addition to our radio broadcast business, we also operate a non-broadcast media division.  This division consists of Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, Townhall.com®, a provider of conservative content on-line, Salem Publishing™, a leading publisher of Christian magazines and Xulon Press, a digital publisher of books targeting the Christian audience.

Business Strategy

Our principal business strategy is to improve our national radio platform and non-broadcast businesses to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. Our national presence in broadcasting, Internet and publishing gives advertisers a platform that is a unique and a powerful way to reach Christian audiences.  We program 45 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 30 News Talk and 12 Contemporary Christian Music stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals that target similar audiences.

We strive to build clusters of radio stations in each of our markets with each format targeting different demographic segments of the audience interested in Christian and family-themed programming.  There are several potential benefits that result from operating multiple radio stations in the same market. First, this clustering and programming segmentation strategy allows us to achieve greater penetration into each segment of our target market, and collectively our stations afford our clients a larger percentage of advertising time in that market.  We then are able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.  Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support and promotional functions where possible. Finally, the purchase of additional radio stations in an existing market allows us to leverage our market expertise to better serve our advertisers and our listeners through traditional and emerging media.

Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for more than 40 years.

Recent Events

During 2007 the Company acquired two non-broadcast media entities.  On February 2, 2007, the Company purchased ChristianMusicPlanet.com, a leading Christian music Internet portal, for $0.3 million.  On September 12, 2007, the Company purchased CMCentral.com, a Christian music Internet site and online community, for $0.4 million.

On February 7, 2007, the Company sold radio station WKNR-AM in Cleveland, Ohio, for $7.0 million resulting in a pre-tax gain of $3.4 million.  The operating results of WKNR-AM were excluded from our Consolidated Statement of Operations beginning on December 1, 2006, the date the Company stopped operating the station pursuant to a local marketing agreement (“LMA”) with the buyer.

On May 29, 2007, the Company sold radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million.  The operating results of WVRY-FM were excluded from our Consolidated Statement of Operations beginning on March 9, 2007, the date the Company stopped operating the station pursuant to an LMA with the buyer.

On February 1, 2007, the Company entered into an agreement to purchase selected assets of radio station KTRO-AM, in Portland, Oregon subject to certain conditions, for $4.5 million.   The Company began operating the station under an LMA effective the same date.   The accompanying Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date.  The Company expects this transaction to close during 2009.

On October 17, 2007, the Company entered into an agreement to purchase selected assets of radio station WMCU-AM in Miami, Florida, subject to certain conditions for $12.25 million.  The Company began operating the station under an LMA effective on October 18, 2007.  The accompanying Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date.  The Company expects this transaction to close during 2008.

In 2007, the Company had a plan in place to sell radio stations WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin.  In January 2008, the Company entered into formal agreements to sell selected assets of radio stations WRRD-AM and WZFH-FM in Milwaukee, Wisconsin.  The accompanying Consolidated Statements of Operations reflect WFZH-FM and WRRD-AM as discontinued operations.  All prior periods have been revised to reflect the results of these stations as discontinued operations to conform to the current period presentation.

In an effort to enhance Christian music on the Internet through its Christian music Internet network, the Company announced in January 2008 that the April 2008 issue will be the final printed version of CCM Magazine.  The decision to discontinue the printed version of CCM Magazine does not affect Salem Publishing's other magazines, Preaching Magazine, Youthworker Journal, Homecoming Magazine, The Singing News Magazine and Faith Talk Magazine.

Programming Strategy

Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format,  the growing popularity of our Contemporary Christian Music format, and the launch of our new Spanish Christian Teaching and Talk format, we believe we remain well-positioned to improve upon our leadership position in Christian and family-themed radio.

Christian Teaching and Talk.  Christian Teaching and Talk is our foundational format. Through this format, a listener can hear Bible teachings and sermons, as well as gain answers to questions relating to daily life, from raising children to religious legal rights in education and the workplace.  This format serves as both a learning resource and as a personal support for our listeners nationwide.  In response to the daily programming of our block programming partners, listeners contact these programs to ask questions, get more materials on a subject and receive study guides based on what they have learned on the radio.

Block Programming.  Our national station platform and focused programming strategy provides us with the ability to consistently offer block programmers on our Christian Teaching and Talk stations both scale and targeting efficiencies. Historically, more than 90 percent of our block programming partners renew their respective relationships with us.  Based on our historical renewal rates, we believe that our block programming business provides a steady and consistent stream of revenue and cash flow.

News Talk.  News talk programming is the second most popular radio format in the country, based both on listenership and number of radio stations.  Our research has shown that our News Talk format is highly complementary to our core format of Christian Teaching and Talk.  As programmed by Salem, both of these formats express conservative views and family values.  Our News Talk format also provides us with the opportunity to leverage syndicated talk programming produced by our network, SRN. Our nationally syndicated programs are distributed through approximately 2,000 affiliates.

The FISH® - Contemporary Christian Music.  Through our Contemporary Christian Music (“CCM”) format, called The FISH® in most markets, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format is branded “Safe for the Whole Family®”, with sounds that everyone enjoys and lyrics that parents appreciate. The CCM genre continues to be popular and was the sixth largest genre in terms of album sales based on data available as of 2006.  We believe this listener base has been underserved in terms of radio coverage, especially in the larger markets.

Spanish Christian Teaching and Talk.  In late 2007 we launched our Spanish Christian Teaching and Talk format on a small number of stations.  This format is similar to our core Christian Teaching and Talk format in that it broadcasts biblically based programming.  However, almost all of the block programming is local rather than national.

XM Satellite Radio.  As America's most popular satellite radio service, XM reaches 8.5 million subscribers from coast to coast. Our satellite radio station, XM 170, is the exclusive Christian Teaching and Talk channel on XM, reaching the entire nation 24 hours a day, seven days a week.

Audience Growth

We grow our audience by providing high quality, compelling content on our radio stations and in syndication that is tested and fine-tuned to appeal to our listeners in each of our strategic formats. We work to maximize audience share and then convert these audience share ratings to advertising revenue.  We rely on a combination of research, marketing, targeted promotions and live events that create visibility and brand awareness for our stations in their local markets.

Technical Improvements

A focus for us has been identifying ways to improve a radio station’s broadcast signal so that it can reach as many listeners as possible, both during the day and at night.  We have completed numerous enhancements to increase the coverage of our signals, including several in the top 25 markets.  In early 2006, Salem launched KTRO-FM, a new station in Portland, Oregon.  Additionally, during 2006 Salem completed a tower upgrade project for WLQV-AM in Detroit, Michigan, and relocated our tower for KKOL-AM in Seattle, Washington.

Radio Advertising Sales

We have assembled an effective, highly-trained sales staff responsible for converting audience share into revenue.  We operate with a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure.  We hire and deploy teams of sales professionals for each of our stations or station clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate.  We utilize various sales strategies to sell and market our stations as stand-alones or in combination with other stations within a given market and across markets, where appropriate.

Marketing Platform to National Advertisers

We have created a national platform of radio stations that reaches more than four million listeners weekly.  National companies find advertising on multiple radio stations to be an efficient and cost-effective way to reach this target audience.  Through SRR, we bundle and sell this national platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and making our sales effort more efficient.

Significant Community Involvement

We believe our active involvement and significant relationships in the Christian community provide a competitive advantage in targeting Christian audiences.  Our proactive involvement in the Christian community in each of our markets significantly improves the marketability of our radio broadcast time to advertisers who are targeting such communities.  We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves.  We regularly partner with organizations that serve the Christian and family-themed audience and sponsor and support events important to this group.  These events include listener rallies, pastor appreciation events and concerts like Celebrate Freedom® and Fishfest®.  These events connect us with our listeners and enable us to create enhanced awareness and name recognition in our markets.  Involvement leads to increased effectiveness in developing and improving our programming formats, leading to greater listenership and higher ratings over the long-term.

Corporate Structure

The management of our operations is decentralized.  Our operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis.  Our operations vice presidents are experienced radio broadcasters with expertise in sales, programming, marketing and production.  We anticipate relying on this strategy of decentralization and encourage operations vice presidents to apply innovative techniques to the operations they oversee which, if successful, can be implemented at our other stations.  Additionally, we have executive leadership and oversight from our corporate headquarters.

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

DEVELOPMENT OF THE BUSINESS

In 2007, we completed the purchase of the following non-broadcast entities:

Date	Entity	Purchase Price
		(Dollars in thousands)
February 2, 2007	ChristianMusicPlanet.com	$ 311
September 12, 2007	CMCentral.com	360
Various	Other Internet Businesses and Domain Names	316
		$ 987

RADIO STATIONS

Upon the close of all announced transactions, the company will own and/or operate a national portfolio of 96 radio stations in 38 markets, consisting of 29 FM stations and 67 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

New York, NY	1, 17 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WWDJ-AM	1994	Christian Teaching and Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 34 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KNTS-AM	2001	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM (5)	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk

RADIO STATIONS, CONTINUED
	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
Philadelphia, PA	7	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Atlanta, GA	8	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Spanish Christian Teaching and Talk
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Washington, D.C.	9	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WTTT-AM	2003	News Talk
Detroit, MI	11	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Miami, FL	12	WKAT-AM	2004	Ethnic Brokered Programming
		WMCU-AM (formerly WTPS-AM) (6)	2007	Christian Teaching and Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM	1994	Christian Teaching and Talk

		KDOW-AM	1997	Ethnic Brokered Programming
		KKMO-AM	1998	Spanish Christian Teaching and Talk
		KKOL-AM	1999	News Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	News Talk
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	18	WTWD-AM (8)	2000	Christian Teaching and Talk
		WTBN-AM (8)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Baltimore, MD	20	WAMD-AM	Pending	To be determined
Denver-Boulder, CO	21	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (9)	1999	Spanish Christian Teaching and Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM (formerly KTRO-FM)	2005	Spanish
		KTRO-AM (formerly KKSN-AM) (10)	2007	News Talk
Pittsburgh, PA	23	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KXMX-FM (formerly KTKZ-FM)	2002	Spanish Christian Teaching and Talk
		KKFS-FM	2006	Contemporary Christian Music

RADIO STATIONS, CONTINUED
	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Cleveland, OH	27	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
San Antonio, TX	29	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Orlando, FL	33	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WHIM-AM	2006	Christian Teaching and Talk
Columbus, OH	36	WRFD-AM	1987	Christian Teaching and Talk
Nashville, TN	43	WBOZ-FM	2000	Southern Gospel
		WFFH-FM (11)	2002	Contemporary Christian Music
		WFFI-FM (11)	2002	Contemporary Christian Music
Louisville, KY	52	WFIA-FM	1999	Christian Teaching and Talk
		WRVI-FM	1999	Contemporary Christian Music
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Honolulu, HI	63	KHNR-AM	2000	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Christian Teaching and Talk
		KHCM-FM (formerly KHNR-FM)	2004	Country Music
		KHNR-AM (formerly KHCM-AM)	2006	News Talk
		KHUI-FM	2004	Adult Standards
		KGMZ-FM	2005	Adult Nostalgia
Omaha, NE	71	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM (formerly KHLP-AM)	2005	News Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	72	WLSS-AM	2005	News Talk
Colorado Springs, CO	94	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	116	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	118	WHKZ-AM	2001	Christian Teaching and Talk
Tyler-Longview, TX	144	KPXI-FM (5)	2000	Christian Teaching and Talk

      (1) Actual city of license may differ from metropolitan market served.

      (2) “MSA” means metropolitan statistical area per the fall 2007 Radio Market Survey Schedule and Population Rankings published by Arbitron, excluding the Commonwealth of Puerto Rico.

      (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.

      (4) This market includes the San Jose, CA market which independently has a MSA rank of 34.

      (5) KPXI-FM is simulcast with KWRD-FM, Dallas-Fort Worth, TX.

      (6) WMCU-AM is operated under a Local Marketing Agreement (“LMA”) with Radio One as of October 2007 pending the completion of the acquisition.

      (7) KDOW-AM is an expanded band AM station. Under current Federal Communications Commission (“FCC”) rules, we will be required to surrender to the FCC the license for either KDOW-AM or KLFE-AM on July 14, 2009.

      (8) WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

       (9) KBJD-AM is an expanded band AM station. Under current FCC rules, we must request special temporary authority (STA) to operate the station for periods of approximately six months.  An STA request was filed on February 12, 2007 that once approved will be requested every six months thereafter pursuant to the FCC requirements.

      (10) KTRO-AM is operated under a Time Brokerage Agreement with Entercom Portland License, LLC as of February 1, 2007 pending the completion of the acquisition.

      (11) WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

       PROGRAM REVENUE.  For the year ended December 31, 2007 we derived 22.1% and 14.9% of our net broadcasting revenue, or $45.6 million and $30.7 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We believe our management has been successful in assisting quality local programs expand into national syndication.

ADVERTISING REVENUE.  For the year ended December 31, 2007, we derived 41.4% of our net broadcasting revenue, or $85.5 million from the sale of local spot advertising and 7.3% of our net broadcasting revenue, or $15.0 million from the sale of national spot advertising.

SALEM RADIO NETWORK® AND SALEM RADIO REPRESENTATIVES ™

We own and operate Salem Radio Network (“SRN”) as part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. SRN, which is headquartered in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk and music stations as well as general market News Talk stations. Currently, we have rights to several full-time satellite channels to deliver SRN programs to affiliates via satellite.

SRN has approximately 2,000 affiliate stations, in addition to our owned and operated stations, which broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. The principal source of network revenue is from the sale of advertising time.

We own Salem Radio Representatives (“SRR”), a sales representation company specializing in placing national advertising on religious format radio stations. SRN and our radio stations each have relationships with SRR for the sale of available SRN spot advertising. SRR receives a commission on all SRN sales. SRR also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.  In 2005, we established Vista Radio Representatives (“VRR”), a sales representation company specializing in placing national advertising on non-religious format radio stations.

We recognize our advertising and commission revenue from radio stations as the spots are aired. SRN’s net revenue, including commission revenue for SRR and VRR, for the year ended December 31, 2007 was $15.2 million, or 7.4% of net broadcasting revenue.

NON-BROADCAST MEDIA

Salem Web Network™ and Townhall®.com.  Our online strategy centers on creating the premiere Internet platform serving the audience interested in Christian and conservative content.  Leveraging our engaged and loyal radio listener base, SWN’s content, both in text and audio, can be accessed through our national portals which include OnePlace.com, Crosswalk.com, Christianity.com, Townhall.com, and through our 96 radio station websites, which provide local content of interest to our local radio station listeners. In 2006 we acquired CrossDaily.com and Townhall.com.  These recent acquisitions enhance our web leadership as a provider and distributor of Christian and family-values content and services for our target audience.

Salem Publishing™.  Our distribution of Christian content also extends into print through Salem Publishing, a magazine publisher serving the Christian audience and the Christian music industry and Xulon Press, a provider of print-on-demand publishing services targeted to the Christian audience.  Last year, we published more than two million magazines and published close to one million books.   Salem Publishing™ is well positioned to grow its magazines: Homecoming® The Magazine, YouthWorker Journal™, The Singing News, FaithTalk Magazine, Preaching and CrossWalk.com® Magazine.  In 2006, we acquired two target segment-leading magazines, The Singing News magazine and Preaching magazine, and their respective Internet sites.  In 2006, we also purchased Xulon Press.   During 2007, Salem Publishing acquired the Christian Music Planet® brand, including www.ChristianMusicPlanet.com, a leading Christian music web portal and CMCentral.com, a Christian music website and online community.

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

Competition may also come from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile telephony, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. Digital audio broadcasting will deliver multi-format digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio services, which deliver multiple audio programming formats to local and national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

NETWORK. Salem Radio Network® (“SRN”) competes with other commercial radio networks that offer news and talk programming to religious and general format stations and other noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

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

SEGMENTS

The Company’s operations are aligned into two business segments, broadcasting and non-broadcasting vs. one reportable segment per Note 12.   These segments are consistent with the Company’s management of these businesses and its financial reporting structure.  Corporate expenses represent costs not allocated to reportable segments.  The broadcast segment includes the Company’s radio business while the non-broadcast segment includes SWN and Townhall.com as well as Salem Publishing and Xulon Press.  The Company has presented its segment information in Note 12 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated by reference.

EMPLOYEES

On February 28, 2008, Salem employed 1,177 full-time and 415 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

INTERNET ADDRESS AND INTERNET ACCESS TO SEC REPORTS

Our Internet address is www.salem.cc.  You may obtain through our Internet website, free of charge, copies of our annual reports filed on From 10-K, quarterly reports on Form 10-Q, current reports on From 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practical after we electronically file them or furnish them to the SEC.  Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 1A.  RISK FACTORS

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our Christian, conservative news talk  and family-themed formats, or not to broadcast programming that violates our programming standards, either of which may have a material adverse effect on our business.

We are fundamentally committed to broadcasting, Internet and publishing formats and programming emphasizing Christian, conservative news talk and family themes. We may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences. We do not intend to pursue business opportunities or air programming that would conflict with our core commitment to Christian and family themes formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats or air programming inconsistent with our programming standards might result in lower operating revenues and profits than we might otherwise achieve.

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

•

mobile telephony; and

•

iPod or similar devices.

We currently program one channel on XM Satellite Radio. We also offer pod-casts and downloads of portions of our programming; however, we cannot assure you that this arrangement will continue, will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

The Accounting Treatment of Goodwill and FCC Licenses Could Cause Future Losses Due To Asset Impairment

Under Statement of Financial Accounting Standards (“SFAS”) 142 “Goodwill and Other Intangible Assets,” goodwill and some indefinite-lived intangibles, including FCC licenses, are not amortized into results of operations, but instead are tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. In addition, goodwill and intangible assets are tested more often for impairment as circumstances warrant. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Any impairment losses under SFAS No. 142 or SFAS No. 144 will be recorded as operating expenses.  On January 16, 2008, the Company announced its plan to discontinue publishing CCM Magazine as of the April 2008 issue.  The magazine will be shut down, resulting in the termination of employees and refunds to customers for subscriptions paid in advance.  As a result of this decision, the Company recorded an impairment charge in the fourth quarter of 2007 of $1.9 million equal to the value of goodwill associated with CCM Magazine.  Our future impairment reviews could result in asset write-downs.

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

In 1996, Congress passed legislation that requires the FCC to periodically conduct reviews of its regulations, including ones that govern the maximum number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations (the “Ownership Limits”).  The FCC has adopted radio multiple ownership rules that depend upon the total number of radio stations located in the market in determining the applicable Ownership Limits.  In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market.”  Specifically, in larger markets the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by The Arbitron Company (“Arbitron”), which is a commercial ratings service.  For smaller radio markets for which Arbitron has not delineated a geographic market, the “signal contour method” continues to be the method of defining the market and determining the number of radio stations in the market.  The methods the FCC uses to define markets affect the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Arbitron market.  In 2006, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules.  The FCC is currently seeking public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity.  The FCC has held, and is planning to hold more, public meetings around the country on the issue of media ownership rules, including regulations affecting the Ownership Limits, and how to define the term “market.”  The FCC has also commissioned a series of research studies in these issues.  In addition, interest has been expressed by members of Congress to reduce the Ownership Limits.

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

Government Regulation of the Broadcasting Industry by the FTC, DOJ and FCC May Limit Our Ability to Acquire or Dispose of Radio Stations and Enter Into Certain Agreements

The Communications Act and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC licenses.  The FTC and the DOJ evaluate transactions to determine whether those transactions should be challenged under federal antitrust laws.  Over the past eight years, the FTC and the DOJ have been increasingly active in their review of radio station transactions.  This is particularly the case when a radio broadcast company proposes to acquire an additional station in an existing market.  As we have gained a presence in a greater number of markets and percentage of the top 50 markets, our future proposed transactions may be subject to more frequent and aggressive review by the FTC or the DOJ due to market concentration concerns.  This increased level of review may be accentuated in instances where we propose to engage in a transaction with parties who themselves have multiple stations in the relevant market.  The FCC might not approve a proposed radio station acquisition or disposition when the DOJ has expressed market concentration concerns with respect to the buy or sell side of a given transaction, even if the proposed transaction would otherwise comply with the FCC’s numerical limits on in-market ownership.  We cannot be sure that the DOJ or the FTC will not seek to prohibit or require the restructuring of our future acquisitions or dispositions on these or other bases.

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

We May Be Adversely Affected By New Statutes Dealing With Indecency

On June 15, 2006, the Broadcast Decency Enforcement Act of 2005 that enhances the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material became law.  This legislation increased the FCC’s authority in this area to impose substantially higher monetary forfeiture penalties, up to $325,000 per violation and a total of $3,000,000 for any one incident.  While we do not anticipate these increased penalties to impact us as significantly as some of our competitors given the nature of our programming, we could face increased costs in the form of fines as a result of this legislation.

If We Fail To Maintain Our Licenses with the FCC, We Would Be Prevented From Operating Affected Radio Stations

We operate each of our radio stations pursuant to one or more FCC broadcasting licenses, generally of eight years duration.  As each license expires, we apply for renewal of the license.  However, we cannot be sure that any of our licenses will be renewed, and renewal is subject to challenge by third-parties or to denial by the FCC.  In evaluating a broadcasting license renewal application, the FCC must grant the renewal if:  (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations of the Communications Act or the FCC’s rules; and (3) there have been no other violations which, taken together, constitute a pattern of abuse.  If, however, the station fails to meet these standards, the FCC may deny the application, after notice and an opportunity for a hearing, or grant the application on terms and conditions that are appropriate, including renewal for less than the maximum term otherwise allowed.  The failure to renew any of our licenses would prevent us from operating the affected station and generating revenue from it.  If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

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

If We Are Unable To Execute Our Acquisition Strategy Successfully, Our Business May Not Continue To Grow

We intend to continue to acquire radio stations and complementary non-broadcast media businesses. With respect to the acquisition of radio stations, our acquisition strategy has been, and will continue to focus primarily on, the acquisition of stations in the top 50 markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. With respect to our acquisition strategy of non-broadcast media businesses, we may not be able to identify and consummate the acquisition of future non-broadcast media businesses successfully.  Additionally, we may not be able to effectively integrate the operation of newly acquired businesses with our existing businesses which could result in reduced operating income from our non-broadcast media businesses.  Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

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

Our Business is Dependent upon the Performance of Key Employees, On-Air Talent and Program Hosts

Our business is dependent upon the performance and continued efforts of certain key individuals, particularly Edward G. Atsinger III, our Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of either of Messrs. Atsinger or Epperson could have a material adverse effect upon us. We have entered into employment agreements with each of Messrs. Atsinger and Epperson. Both agreements expire in June 2010. Mr. Epperson has radio interests unrelated to Salem’s operations that will continue to impose demands on his time. Mr. Atsinger has an interest in an aviation business unrelated to Salem’s operations that will continue to impose demands on his time.

We also employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences on both a national level and in their respective markets. Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms, which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

If We Are Not Able To Obtain Financing or Generate Sufficient Cash Flows from Operations, We May Be Unable To Fund Future Acquisitions

We may require significant financing to fund our acquisition strategy. This financing may not be available to us. The availability of funds under our credit facility at any time will be dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

Our Substantial Indebtedness and Our Ability to Incur More Indebtedness Could Adversely Affect Our Financial Condition

We currently have a significant amount of indebtedness. At December 31, 2007, our total consolidated indebtedness was $356.8 million. Our substantial indebtedness could have important consequences, including:

•

making it more difficult for us to satisfy our obligations with respect to borrowings under the credit facilities and the subordinated notes;

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

•

subjecting us to higher interest expense in the event of increases in interest rates because some of our indebtedness is at variable rates of interest

•

causing us to sell income-producing assets that have market value; and

•

impacting our stock price.

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

If We Cannot Attract the Anticipated Listener, Programmer and Advertiser Base for Our Newly Acquired Radio Stations, We May Not Recoup Associated Operating Costs Or Achieve Profitability for These Radio Stations

We frequently acquire selected assets of radio stations that previously broadcast in formats other than our primary formats. We continue to program some of these stations in non-primary formats and we re-program others to one of our primary formats. During, and for a period after, the conversion of a radio station’s format, the radio station typically generates operating losses. The magnitude and duration of these losses depends on a number of factors, including the promotional and marketing costs associated with attracting listeners and advertisers to our radio station’s new format and the success of these efforts. There is no guarantee that the operation of these newly acquired stations or our operations in new formats will attract a sufficient listener and advertiser base. If we are not successful in attracting the listener and advertiser base we anticipate, we may not recoup associated operating costs or achieve profitability for these radio stations.

If We Do Not Maintain or Increase Our Block Programming Revenues, Our Business and Operating Results May Be Adversely Affected

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block programming time to national and local religious organizations, which accounted for 34.9% and 37.0% of our net broadcasting revenue during the years ended December 31, 2006, and 2007, respectively. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue.

If We Are Unable To Maintain or Grow Our Advertising Revenues, Our Business and Operating Results May Be Adversely Affected

Depending on their format, our radio stations are to varying degrees dependent upon advertising for their revenues. In the advertising market, we compete for revenue with other commercial religious format and general format radio stations, as well as with other media, including broadcast and cable television, newspapers, magazines, direct mail, Internet and billboard advertising. Due to this significant competition, we may not be able to maintain or increase our current advertising revenue.

A Sustained Economic Downturn in Key Salem Markets Could Negatively Impact Our Ability to Generate Broadcasting Revenues

We derive a substantial part of our total revenues from the sale of advertising on our radio stations. For the years ended December 31, 2005, 2006 and 2007, 51.0%, 47.6%, and 43.4% of our total revenues, respectively, were generated from the sale of advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 7.1% and 6.9%, respectively, of our total revenues in 2007. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

Our Controlling Stockholders May Cause Us to Act, or Refrain from Acting, In A Way That Minority Stockholders Do Not Believe Is In Their Best Interest

As of March 10, 2008, Edward G. Atsinger III, Stuart W. Epperson, Nancy A. Epperson and Edward C. Atsinger controlled approximately 86.0% of the voting power of our capital stock. These four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of our other stockholders and one or more of the controlling stockholders could take action or make decisions (or block action or decisions) that minority stockholders may not believe are in their best interest.

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

Covenant Restrictions Under Salem Holding’s Credit Facility And Its Indenture Governing Its Outstanding Senior Subordinated Notes May Limit Our Ability To Operate Our Business

Salem Holding’s credit facility and the indenture governing its notes contain, among other things, covenants that restrict Salem’s, Salem Holding’s and their subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. The credit facility and each indenture restrict, among other things, our ability to:

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

These restrictions on management’s ability to operate Salem’s and Salem Holding’s business in accordance with their discretion could have a material adverse effect on our business. The covenants in the indenture of Salem Holding are subject to a number of important limitations and exceptions. These limitations and exceptions will, for example, allow Salem Holding to make certain restricted payments to, and investments in, Salem, subject to specified limitations.

In addition, Salem Holding’s credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under Salem Holding’s credit facility and its existing indenture. If an event of default occurs under any of these agreements, the lenders could, under the credit facility, elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

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

We May be Adversely Affected by a General Deterioration in Economic Conditions

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising.  A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During economic slowdowns in the United States, many advertisers have reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising.

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

Proposed Legislation Requires Radio Broadcasters to pay Royalties to Record Labels and Recording Artists

On December 18, 2007, legislation was introduced to Congress that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs.  Currently, we pay royalties to song composers and publishers through BMI, ASCAP and SESAC.  The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists.  It is currently unknown which proposed legislation, if any, will become law, and what impact this royalty would have on our results from operations, cash flows or financial position.

We may be unable to increase or maintain our advertising revenues, which could reduce our profits.

We generate advertising revenue from the sale of display advertisements on our Internet sites. Our ability to increase or maintain this advertising revenue is largely dependent upon the number of users actively visiting our Internet sites. We also must increase user engagement with our advertisers in order to increase our advertising revenues. In addition, Internet advertising techniques are evolving, and if our technology and advertisement serving techniques do not evolve to meet the needs of advertisers, our advertising revenue could decline. Changes in our business model, advertising inventory or initiatives could also cause a decrease in our advertising revenue.

In addition, Internet advertisements are reportedly becoming a means to distribute viruses over the Internet. If this practice becomes more prevalent, it could result in consumers becoming less inclined to click through online advertisements, which could adversely affect the demand for Internet advertising. We do not have long-term agreements with most of our advertisers. Any termination, change or decrease in our advertising relationships could have a material adverse affect on our revenues and profitability. If we do not maintain or increase our advertising revenues, our business, results of operations and financial condition would be materially adversely affected.

If we are unable to protect our domain names, our reputation and brands could be adversely affected.

We currently hold various domain name registrations relating to our brands, including Christianity.com, OnePlace.com and Crosswalk.com. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our Web sites and our services.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES.

Corporate

Our corporate headquarters are located in Camarillo, California where we own an approximately 40,000 square foot office building.

Radio Broadcasting

The types of properties required to support our radio stations include offices, studios, and transmitter, antenna and tower sites. A station’s studios are generally located in an office in a downtown or business district.  Transmitter, antenna and tower sites are located in areas that provide maximum market coverage..  We either own or lease our radio properties under agreements that generally range from five to twenty-five years.  We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.  Our SRN and SRR offices are located in an office building in the Dallas, Texas metropolitan area, where we own an approximately 34,000 square foot office building.  Our network operations are supported by various offices and studios from which its programming originates or is relayed from a remote point of origination.  Our network leases satellite transponders used for delivery of its programming

Non-Broadcast

Salem Publishing and Salem Web Network operate from leased office facilities in Nashville, Tennessee; Orlando, Florida; Richmond, Virginia, and Boone, North Carolina.  The lease agreements range from one to fifteen years remaining on the lease term.  We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in Part III, Item 13 and in Note 8 of our consolidated financial statements. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that are as favorable, as or more favorable, to the company than those that would have been available from unaffiliated parties.

No one physical property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We believe we will be able to renew existing leases when applicable or obtain comparable facilities, as necessary

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On March 5, 2008, the company had approximately 68 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 18,115,092 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sales price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2006				2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$ 18.16	$ 15.60	$ 13.86	$ 14.05	$ 13.66	$ 14.00	$ 12.07	$ 8.89
Low (mid-day)	$ 12.85	$ 11.42	$ 9.95	$ 11.63	$ 10.64	$ 10.75	$ 7.05	$ 6.39

      There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

Due to the transition of the radio broadcasting industry to a more mature stage of its lifecycle, a number of broadcasting peers have introduced the payment of dividends.  After careful review and consideration of its earnings, financial position, capital requirements, its bank credit facilities and the indenture governing its senior subordinated notes, the Company determined that it was in the interest of its shareholders to grant a special dividend.   On August 23, 2007, the Company paid a special cash dividend of $0.42 per share on its Class A and Class B common stock to shareholders of record as of the close of business on August 20, 2007.  The cash payment amounted to approximately $10.0 million.   On July 28, 2006, the Company paid a special cash dividend of $0.60 per share on its Class A and Class B common stock to shareholders of record as of the close of business on July 17, 2006.  The cash payment amounted to approximately $14.6 million.

The company’s sole source of cash available for making any future dividend payments will be dividends paid to the company or payments made to the company by its subsidiaries. The ability of subsidiaries of the company to make such payments may be restricted by applicable state laws or terms of agreements to which they are or may become a party; the company’s credit facility and the terms of the indenture governing its outstanding senior subordinated notes restrict the payment of dividends on its common stock unless certain specified conditions are satisfied.

STOCK PRICE PERFORMANCE GRAPH

Stock Price Performance Graph

      The graph below compares the cumulative total stockholder return of the company’s Class A common stock with the cumulative total return of the NASDAQ - NMS equity index and the Bloomberg Broadcast and Cable Radio Index for a five year period commencing December 31, 2002 and ending December 31, 2007. The company’s Class B common stock is not publicly traded and is not registered. The graph assumes that the value of an investment in the Company’s Class A common stock and each index was $100 on December 31, 2002 and that any dividends were reinvested.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The stock price performance graph above shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates this information by reference and shall not otherwise be deemed filed under such Acts.

During the twelve month period ended December 31, 2007, we made repurchases of our Class A common stock pursuant to share repurchase programs authorized by our Board of Directors in May 2005 and February 2006.  These repurchase programs expired on December 31, 2007.  During the twelve month period ended December 31, 2007, we made repurchases of our Class A common stock as follows:

Repurchases of Class A Common Stock
			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number of		as Part of	That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under The
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
Jan. 1, 2007 – Jan. 31, 2007	—	—	—	17,781,997
Feb. 1, 2007 – Feb. 28, 2007	—	—	—	17,781,997
Mar. 1, 2007 - Mar. 31, 2007	—	—	—	17,781,997
Apr. 1, 2007 – Apr. 30, 2007	—	—	—	17,781,997
May 1, 2007 – May 31, 2007	—	—	—	17,781,997
Jun. 1, 2007 – Jun. 30, 2007	—	—	—	17,781,997
Jul. 1, 2007 – Jul. 31, 2007	—	—	—	17,781,997
Aug. 1, 2007 – Aug. 31,2007	112,267	9.20	112,267	16,748,750
Sept. 1, 2007 – Sept. 30, 2007	74,965	10.07	74,965	15,993,903
Oct 1, 2007 – Oct 31, 2007	—	—	—	15,993,903
Nov 1, 2007 – Nov 30, 2007	—	—	—	15,993,903
Dec 1, 2007– Dec 31, 2007	—	—	—	15,993,903
Total	187,232		187,232

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

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations.  The Company entered into agreements to sell these radio stations during 2005 and 2006 and completed the sale of these entities during the year ended December 31, 2006.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin as discontinued operations.   In 2007, the Company had a plan in place to sell these radio stations and entered into formal sale agreements in January 2008.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcasting revenue	$ 167,287	$ 182,592	$ 196,885	$ 206,367	$ 206,596
Non-broadcast revenue	7,865	9,342	10,790	19,369	25,130
Total revenue	175,152	191,934	207,675	225,736	231,726
Operating expenses:
Broadcasting operating expenses	105,319	110,777	119,740	129,438	131,796
Cost of denied / abandoned tower site and license upgrade	2,202	746	—	—	—
Non-broadcast operating expenses	7,942	8,600	9,889	18,172	23,093
Legal settlement	—	—	650	—	—
Corporate expenses	16,091	17,480	19,607	24,043	22,314
Cost of terminated offering	651	—	—	—	—
Impairment of goodwill	—	—	—	—	1,862
Depreciation and amortization	11,963	11,923	12,859	15,026	15,082
(Gain) loss on disposal of assets	211	3,179	522	(18,653)	(2,190)
Total operating expenses	144,379	152,705	163,267	168,026	191,957
Operating income	30,773	39,229	44,408	57,710	39,769
Other income (expense):
Interest income	212	171	207	210	183
Interest expense	(23,474)	(19,931)	(22,559)	(26,342)	(25,488)
Loss on early redemption of long-term debt	(6,440)	(6,588)	(24)	(3,625)	—
Other income (expense)	(410)	(116)	(506)	(420)	164
Total other expense	(30,112)	(26,464)	(22,882)	(30,177)	(25,141)
Income from continuing operations before income taxes	661	12,765	21,526	27,533	14,628
Provision for income taxes	813	4,874	8,538	11,096	6,620
Income (loss) from continuing operations	(152)	7,891	12,988	16,437	8,008
Income (loss) from discontinued operations, net of tax	(525)	(558)	(326)	2,562	167
Net income (loss)	$ (677)	$ 7,333	$ 12,662	$ 18,999	$ 8,175

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ (0.01)	$ 0.31	$ 0.50	$ 0.68	$ 0.34
Income (loss) from discontinued operations	(0.02)	(0.02)	(0.01)	0.11	0.01
Net earnings (loss) per share	$ (0.03)	$ 0.29	$ 0.49	$ 0.78	$ 0.34
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ (0.01)	$ 0.31	$ 0.50	$ 0.68	$ 0.34
Earnings (loss) per share from discontinued operations	(0.02)	(0.02)	(0.01)	0.11	0.01
Net earnings (loss) per share	$ (0.03)	$ 0.29	$ 0.49	$ 0.78	$ 0.34
Basic weighted average shares outstanding	23,488,898	25,220,678	25,735,641	24,215,867	23,785,015
Diluted weighted average shares outstanding	23,488,898	25,371,649	25,794,875	24,223,751	23,788,568

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$ 5,620	$ 10,994	$ 3,979	$ 710	$ 447
Broadcast licenses	364,102	388,628	435,178	468,630	464,549
Other intangible assets including goodwill, net	15,387	14,172	20,047	31,866	27,607
Total assets	560,011	585,374	645,930	686,264	679,798
Long-term debt, less current portion	330,046	276,882	326,470	358,978	347,617
Stockholders’ equity	171,822	247,637	249,118	237,716	233,178

Cash flows related to:
Operating activities	$ 24,074	$ 38,771	$ 38,690	$ 36,378	$ 31,666
Investing activities	(19,763)	(44,069)	(83,338)	(50,509)	(11,312)
Financing activities	(14,883)	10,923	37,548	(3,773)	(20,853)

Other Data:
Station operating income (1)	$ 61,968	$ 71,815	$ 77,145	$ 76,929	$ 74,800
Station operating income margin (2)	37.0%	39.3%	39.2%	37.3%	36.2%

(1)

We define station operating income as net broadcasting revenue less broadcasting operating expenses.

(2)

Station operating income margin is station operating income as a percentage of net broadcasting revenue.

      Station operating income is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”). Therefore it should be viewed as a supplement to and not a substitute for results of operations presented on the basis of GAAP. Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and by analysts who report on the industry to provide comparisons between broadcast groups. Additionally, we use station operating income as one of our key measures of operating efficiency and contribution to profitability. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

RECONCILIATION OF STATION OPERATING INCOME TO OPERATING INCOME

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Station operating income	$ 61,968	$ 71,815	$ 77,145	$ 76,929	$ 74,800
Plus non-broadcast revenue	7,865	9,342	10,790	19,369	25,130
Less cost of denied tower site and license upgrade	(2,202)	(746)	—	—	—
Less non-broadcast operating expenses	(7,942)	(8,600)	(9,889)	(18,172)	(23,093)
Less depreciation and amortization	(11,963)	(11,923)	(12,859)	(15,026)	(15,082)
Less gain (loss) on disposal of assets	(211)	(3,179)	(522)	18,653	2,190
Less corporate expenses	(16,091)	(17,480)	(19,607)	(24,043)	(22,314)
Less cost of terminated offering	(651)	—	—	—	—
Less impairment of goodwill	—	—	—	—	(1,862)
Less legal settlement	—	—	(650)	—	—

Operating income from continuing operations	$ 30,773	$ 39,229	$ 44,408	$ 57,710	$ 39,769

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of selected assets of radio stations and our acquisitions of non-broadcast businesses. See Note 2 to our consolidated financial statements under Item 8 for additional information.

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

Our sources of revenue and product offerings also increasingly include non-broadcast businesses, including our Internet and publishing businesses.

The following table shows the percentage of net broadcasting revenue for each broadcasting revenue source.

	Year Ended December 31,
	2005		2006		2007
	(Dollars in thousands)
Block program time:
National	$ 36,378	18.5%	$41,307	20.0%	$45,598	22.1%
Local	27,964	14.2	30,805	14.9	30,740	14.9
	64,342	32.7	72,112	34.9	76,338	37.0
Advertising:
National	15,336	7.8	17,136	8.3	15,022	7.3
Local	90,596	46.0	90,424	43.8	85,527	41.4
	105,932	53.8	107,560	52.1	100,549	48.7
Infomercials	8,129	4.1	7,798	3.8	8,511	4.1
Network	14,664	7.4	14,834	7.2	15,247	7.4
Other	3,818	2.0	4,063	2.0	5,951	2.8
Net broadcasting revenue	$ 196,885	100%	$206,367	100%	$206,596	100%

Our broadcasting revenue is affected primarily by the program rates our radio stations charge, the level of broadcast air time sold and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for our Christian Teaching and Talk stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

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

Our cash flow has historically been affected by a transitional period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change its format. This transitional period is when we develop a radio station’s listener and customer base. During this period, a station may generate negative or insignificant cash flow.

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2007, we sold 97% of our advertising time for cash.  In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

Salem Web Network™ and Townhall.com®, our Internet businesses, earn revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications and by selling books. Xulon Press earns its revenue from the publishing of books.  The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

We have reclassified our statements of operations data for all periods presented to reflect the operating results of WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations for the year ended December 31, 2006.  The Company entered into agreements to sell these radio stations during 2005 and 2006 and completed the sale of these entities during the year ended December 31, 2006.

In 2007, the Company had a plan in place to sell radio stations WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin and entered into formal sale agreements in January 2008.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as discontinued operations.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

The following table sets forth certain statements of operations data for the periods indicated and shows annual changes:

	Year Ended December 31,
	2005	2006	2007	2006 over 2005	2007 over 2006
	(in thousands)			% change
Net broadcasting revenue	$ 196,885	$ 206,367	$ 206,596	4.8%	0.1%
Non-broadcast revenue	10,790	19,369	25,130	79.5%	29.7%
Total revenue	207,675	225,736	231,726	8.7%	2.7%
Operating expenses:
Broadcasting operating expenses	119,740	129,438	131,796	8.1%	1.8%
Non-broadcast operating expenses	9,889	18,172	23,093	83.8%	27.1%
Legal settlement	650	—	—	(100.0)%	—%
Corporate expenses	19,607	24,043	22,314	22.6%	(7.2)%
Impairment of goodwill	—	—	1,862	—	100.0%
Depreciation	11,399	11,906	12,047	4.4%	1.2%
Amortization	1,460	3,120	3,035	113.7%	(2.7)%
(Gain) / Loss on disposal of assets	522	(18,653)	(2,190)	(3,673.4)%	(88.3)%
Total operating expenses	163,267	168,026	191,957	2.9%	14.2%
Operating income from continuing operations	44,408	57,710	39,769	30.0%	(31.1)%
Other income (expense):
Interest income	207	210	183	1.4%	(12.9)%
Interest expense	(22,559)	(26,342)	(25,488)	16.8%	(3.2)%
Loss on early redemption of long-term debt	(24)	(3,625)	—	15,004.2%	(100.0)%
Other income (expense), net	(506)	(420)	164	(17.0)%	(139.0)%
Income from continuing operations before income taxes	21,526	27,533	14,628	27.9%	(46.9)%
Provision for income taxes	8,538	11,096	6,620	30.0%	(40.3)%
Income from continuing operations	12,988	16,437	8,008	26.6%	(51.3)%
Income (loss) from discontinued operations, net of tax	(326)	2,562	167	(885.9)%	(93.5)%
Net income	$ 12,662	$ 18,999	$ 8,175	50.0%	(57.0)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Year Ended
	December 31,
	2005	2006	2007

Net broadcasting revenue	95%	91%	89%
Non-broadcast revenue	5%	9%	11%
Total revenue	100%	100%	100%
Operating expenses:
Broadcasting operating expenses	58%	57%	57%
Non-broadcast operating expenses	5%	8%	10%
Legal settlement	—%	—%	—%
Corporate expenses	9%	11%	10%
Impairment of goodwill	—%	—%	1%
Depreciation	6%	5%	5%
Amortization	1%	1%	1%
(Gain) Loss on disposal of assets	—%	(8)%	(1)%

Total operating expenses	79%	74%	83%

Operating income from continuing operations	21%	26%	17%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(11)%	(12)%	(11)%
Loss on early redemption of long-term debt	—%	(2)%	—%
Other expense, net	—%	—%	—%
Income from continuing operations before income taxes	10%	12%	6%
Provision for income taxes	4%	5%	3%

Income from continuing operations	6%	7%	3%
Income from discontinued operations, net of tax	—%	1%	—%
Net income	6%	8%	3%

Year ended December 31, 2007 compared to year ended December 31, 2006

NET BROADCASTING REVENUE.  Net broadcasting revenue increased $0.2 million or 0.1% to $206.6 million for the year ended December 31, 2007 from $206.4 million for the year ended December 31, 2006.  On a same station basis, net broadcasting revenue improved by $1.0 million, or 0.5%, to $202.3 million for the year ended December 31, 2007 from $201.3 million for the year ended December 31, 2006.  The increase is attributable to growth in national program revenue on our Christian Teaching and Talk stations of $4.3 million and growth in local advertising sales on our Contemporary Christian Music station of $1.7 million, offset by a $4.5 million decline in local advertising revenue on our News Talk and Christian Teaching Talk stations and a $0.5 million decline in national advertising revenue on our Contemporary Christian Music stations.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 48.7% for the year ended December 31, 2007 from 52.1% for the year ended December 31, 2006.  Revenue from block program time as a percentage of our net broadcasting revenue increased to 37.0% for year ended December 31, 2007 from 34.9% for the year ended December 31, 2006.  Block programming revenue has continued to increase as a percentage of our total broadcasting revenue, particularly on our Christian Teaching and Talk stations.  Overall, the trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  We expect this trend to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $5.7 million, or 29.7%, to $25.1 million for the year ended December 31, 2007 from $19.4 million for the year ended December 31, 2006.  The increase is comprised of $5.0 million of revenue from entities acquired in 2006, Townhall.com, Preaching Magazine and Xulon Press which contributed $8.9 million of revenue for the year ended December 31, 2007 compared to $3.9 million for the year ended December 31, 2006 and a $0.9 million increase in banner advertising and streaming revenue on Salem Web Network offset by a $0.2 million decline in subscription and advertising revenue on Salem Publishing.

BROADCASTING OPERATING EXPENSES.  Broadcast operating expenses increased $2.4 million, or 1.8%, to $131.8 million for the year ended December 31, 2007 from $129.4 million for the year ended December 31, 2006.  On a same station basis, broadcast operating expense increased $3.2 million, or 2.6%, to $127.1 million for the year ended December 31, 2007 from $123.9 million for the year ended December 31, 2006.  The increase in expenses consist of a $1.0 million increase in rental costs associated with lease renewals, primarily in New York and Boston, a $0.5 million increase in advertising and promotion costs, and a $0.4 million increase in production and programming costs.   Additionally, the Company incurred a $0.2 million increase in LMA fees for the year ended December 31, 2007 compared to the year ended December 31, 2006 associated with the operations of WMCU-AM in Miami, Florida and KTRO-AM in Portland, Oregon.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $4.9 million, or 27.1%, to $23.1 million for the year ended December 31, 2007 from $18.2 million for the year ended December 31, 2006.  The increase is comprised of $4.1 million of expenses from entities acquired in 2006, Townhall.com, Preaching Magazine and Xulon Press, which incurred $8.0 million of expenses for the year ended December 31, 2007 compared to $3.9 million for the year ended December 31, 2006, a $0.3 million increase in streaming expenses, a $0.2 million increase in personnel related costs and a $0.2 million increase in advertising costs on Salem Web Network.

CORPORATE EXPENSES.  Corporate expenses decreased $1.7 million, or 7.2%, to $22.3 million for the year ended December 31, 2007 from $24.0 million for the year ended December 31, 2006.  The decrease is comprised of a $1.1 million reduction in non-cash stock-based compensation expense associated with stock options, a $0.4 million decrease in accounting and auditing fees resulting from our change in outside audit firms and the use the use of consultants for internal control test work in the prior year, and a $0.2 million decrease in legal fees.

IMPAIRMENT OF GOODWILL.  In accordance with SFAS No. 142, we review the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets on an annual basis or more frequently if conditions indicate that we may have an impairment. We completed our annual evaluation during the fourth quarter of 2007.  No impairment was recognized on the value of our FCC licenses or other non-amortizable assets.   On January 16, 2008, we announced our plan to discontinue publishing the CCM Magazine as of the April 2008 issue.  The magazine will be shut down, resulting in the termination of employees and refunds to customers for subscriptions paid in advance.  As a result of this decision, we recorded an impairment charge in the fourth quarter of 2007 of $1.9 million equal to the value of goodwill associated with CCM Magazine.

DEPRECIATION.   Depreciation expense increased $0.1 million, or 1.2%, to $12.0 million for the year ended December 31, 2007 from $11.9 million for the year ended December 31, 2006.  The increase is due to depreciation associated with acquisitions of radio station assets and non-broadcast entities during 2006 for which a full twelve months of depreciation is reported for the year ended December 31, 2007 compared to the year ended December 31, 2006.

AMORTIZATION.   Amortization expense decreased $0.1 million, or 2.7%, to $3.0 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006.  The decrease is due to higher amortization recognized in 2006 on intangibles such as advertising agreements and other business contracts that were acquired in that year that had an estimated useful life of one year from the date of purchase.

(GAIN) LOSS ON DISPOSAL OF ASSETS.   Gain on disposal of assets of $2.2 million for the year ended December 31, 2007 was comprised of the sale of radio station WKNR-AM in Cleveland, Ohio which was sold for $7.0 million resulting in a pre-tax gain of $3.4 million, offset by the loss recognized on the sale of radio station WVRY-FM, Nashville, Tennessee, which was sold for $0.9 million resulting in a pre-tax loss of $0.5 million, and $0.7 million of various fixed asset disposals.  The gain on disposal of assets of $18.7 million for the year ended December 31, 2006 resulting from gains recognized on various transactions.  Selected assets of KLMG-FM, Sacramento, California, were exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was partially offset by a sale of radio station KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.  We also exchanged selected assets of KNIT-AM, Dallas, Texas for selected assets of WORL-AM, Orlando, Florida, resulting in a pre-tax gain on the exchange of $3.5 million.

OTHER INCOME (EXPENSE).   Interest income of approximately $0.2 million for each of the years ended December 31, 2007 and 2006, was primarily from interest earned on excess cash.  Interest expense decreased $0.8 million, or 3.2% to $25.5 million for the year ended December 31, 2007 from $26.3 million for the year ended December 31, 2006.  The decrease is primarily due to the redemption of our 9% Notes in July 2006 and an overall decrease in net outstanding debt.  Other income of $0.2 million for the year ended December 31, 2007 is comprised of royalty income from real estate properties offset with bank commitment fees associated with our credit facilities.    Net other expense of $0.4 million for the year ended December 31, 2006 related primarily to bank commitment fees associated with our credit facility.  During the year ended December 31, 2006, we recognized a pre-tax loss of approximately $3.6 million on the redemption of our 9% senior subordinated notes due July 2011, which includes the write-off of unamortized bond issue costs and interest rate swap settlement amounts.

PROVISION FOR INCOME TAXES.      Provision for income taxes was $6.6 million for the year ended December 31, 2007 compared to $11.1 million for the year ended December 31, 2006.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 45.3% for the year ended December 31, 2007 compared to 40.3% for the year ended December 31, 2006. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.       Income from discontinued operations of $0.2 million, net of tax, for the year ended December 31, 2007 reflects the operating results of radio stations WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin which are presented as discontinued operations for the year ended December 31, 2007 and all prior period presented.  The $2.6 million income for the year ended December 31, 2006 includes the operating results these Milwaukee stations as well as a pre-tax gain of $0.7 million from the 2006 sale of radio stations WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio, a pre-tax gain of $0.8 million from the 2006 sale of radio station WBGB-FM, Jacksonville, Florida, a pre-tax gain of $0.6 million from the 2006 sale of radio station WBTK-AM in Richmond, Virginia, a $2.2 million pre-tax gain from the 2006 sale of radio station WITH-AM Baltimore, Maryland, a $0.1 million pre-tax gain from the 2006 sale of radio stations WJGR-AM, WZNZ-AM, and WZAZ-AM, Jacksonville, Florida, and the operating results of each of these radio stations up through the date of the sales.   These transactions are discussed further in Note 2 to our financial statements.

NET INCOME.   We recognized net income of $8.2 million for the year ended December 31, 2007 compared to net income of $19.0 million for the year ended December 31, 2006, a decrease of $10.8 million, or 57.0%.  This decrease is comprised of $16.5 million decrease in the gain recognized on the disposal of assets, a $2.4 million increase in broadcast operating expenses and a $4.9 million increase in non-broadcast operating expenses, offset by a $1.7 million decrease in corporate expenses, a $5.9 million increase in net revenue and the impact of the $3.6 million loss on early retirement of debt that was recognized during the 12 months ended December 31, 2006.

Year ended December 31, 2006 compared to year ended December 31, 2005

NET BROADCASTING REVENUE.  Net broadcasting revenue increased $9.5 million or 4.8% to $206.4 million for the year ended December 31, 2006, from $196.9 million for the year ended December 31, 2005.  On a same station basis, net broadcasting revenue improved $4.7 million, or 2.4% to $198.6 million for the year ended December 31, 2006, from $193.9 million for the year ended December 31, 2005.  The increase is attributable to growth in net broadcasting revenue on our Christian Teaching and Talk stations of $3.6 million and in net broadcasting revenue on our News Talk stations of $5.0 million.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 52.1% for the year ended December 31, 2006, from 53.8% for the year ended December 31, 2005.  Revenue from block program time as a percentage of our net broadcasting revenue increased to 34.9% for year ended December 31, 2006, from 32.7% for the year ended December 31, 2005.  This change in our revenue mix was primarily due to weakness in the radio advertising market with block programming and infomercials being used to offset declining advertising revenues.

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

BROADCASTING OPERATING EXPENSES.  Broadcast operating expenses increased $9.7 million, or 8.1% to $129.4 million for the year ended December 31, 2006, compared to $119.7 million for the year ended December 31, 2005.  On a same station basis, broadcast operating expense increased $5.3 million or 4.6% to $121.6 million for the year ended December 31, 2006, compared to $116.3 million for the year ended December 31, 2005.  The increase is primarily attributable to higher personnel costs of $3.8 million, including stock-based compensation of $0.8 million which was not applicable during the same period of the prior year and including commissions of $0.1 million associated with higher sales, higher advertising costs of $0.5 million, higher facility related costs of $0.6 million associated with recently acquired facilities and higher production costs of $1.2 million associated with station programming.

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

CORPORATE EXPENSES.  Corporate expenses increased $4.4 million, or 22.6%, to $24.0 million for the year ended December 31, 2006, compared to $19.6 million for the year ended December 31, 2005.  The increase is primarily due to $3.5 million of non-cash stock-based compensation expense associated with the implementation of SFAS No. 123R, “Share-Based Payment” on January 1, 2006, higher personnel costs of $0.3 million, higher research and development costs of $0.2 million and $0.3 million of costs associated with compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

DEPRECIATION.   Depreciation expense increased $0.5 million, or 4.4%, to $11.9 million for the year ended December 31, 2006, compared to $11.4 million for the year ended December 31, 2005.  The increase is primarily due to depreciation associated with the acquisitions of radio station assets and non-broadcast entities during 2006.

AMORTIZATION.  Amortization expense increased $1.6 million, or 113.7%, to $3.1 million for the year ended December 31, 2006, compared to $1.5 million for the year ended December 31, 2005.   The increase in amortization is primarily due to definitive lived assets acquired with non-broadcast media entities during 2005 and 2006.

(GAIN) LOSS ON DISPOSAL OF ASSETS.   Gain on disposal of assets of $18.7 million for the year ended December 31, 2006, was primarily due to gains recognized on various exchange transactions accounted for under SFAS No. 153.  Radio station KLMG-FM, Sacramento, California, was exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold radio station WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was primarily offset by the sale of radio station KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.  We also exchanged radio station KNIT-AM, Dallas, Texas for selected assets of radio station WORL-AM, Orlando, Florida, resulting in a pre-tax gain on the exchange of $3.5 million.  Loss on disposal of assets of $0.5 million for the year ended December 31, 2005, was primarily due to the write-off of various fixed assets and equipment.

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

PROVISION FOR INCOME TAXES.      Provision for income taxes was $11.1 million for the year ended December 31, 2006 compared to $8.5 million for the year ended December 31, 2005.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 40.3% for the year ended December 31, 2006 compared to 39.6% for the year ended December 31, 2005. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.       Income from discontinued operations of $2.6 million net of tax, for the year ended December 31, 2006, reflects the operating results of radio stations WRRD-AM, Milwaukee Wisconsin and WFZH-FM, Milwaukee, as well as a pre-tax gain of $0.7 million from the sale of radio stations WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio, a pre-tax gain of $0.8 million from the sale of radio station WBGB-FM, Jacksonville, Florida, a pre-tax gain of $0.6 million from the sale of radio station WBTK-AM in Richmond, Virginia, a $2.2 million pre-tax gain from the sale of radio station WITH-AM Baltimore, Maryland, a $0.1 million pre-tax gain from the sale of radio stations WJGR-AM, WZNZ-AM, and WZAZ-AM, Jacksonville, Florida, and the operating results of each of these radio stations up through the date of the sales.   The loss from discontinued operations of $0.3 million, net of tax, for the year ended December 31, 2005, includes the operating results of each of these stations in order to conform the current period presentation as of December 31, 2007.  These transactions are discussed further in Note 2 to our financial statements.

NET INCOME.   We recognized net income of $19.0 million for the year ended December 31, 2006 compared to net income of $12.7 million for the year ended December 31, 2005.  This increase of $6.3 million is comprised of a $19.2 million increase in (gain) loss on disposal of assets, a $9.5 million increase in net broadcast revenue and a $8.6 million increase in non-broadcast revenue offset by a $9.4 million increase in broadcast expenses (exclusive of stock-based compensation), a $8.3 million increase in non-broadcast expenses (exclusive of stock-based compensation), an increase of $4.3 million for total stock-based compensation expense, a $3.7 million increase in interest expense, a $3.6 million charge on the early redemption of debt, and a $2.6 million increase in our provision for income taxes.

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

Year ended December 31, 2007 compared to year ended December 31, 2006

STATION OPERATING INCOME.   SOI decreased $2.1 million, or 2.8% to $74.8 million for the year ended December 31, 2007 compared to $76.9 million for the year ended December 31, 2006 as a result of the changes in net broadcasting revenue and broadcast operating expense explained above.   As a percentage of net broadcasting revenue, SOI decreased to 36.2% for the year ended December 31, 2007 from 37.3% for the year ended December 31, 2006.  On a same station basis, SOI declined $2.3 million, or 3.0%, to $75.2 million for the year ended December 31, 2007 from $77.5 million for the year ended December 31, 2006.  As a percentage of same station net broadcasting revenue, same station SOI decreased to 37.2% for the year ended December 31, 2007 compared to 38.5% for the year ended December 31, 2006.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2007 and 2006:

	For the Year Ended December 31,
	(Dollars in thousands)
	2006	2007

Station operating income	$ 76,929	$ 74,800
Plus non-broadcast revenue	19,369	25,130
Less non-broadcast operating expenses	(18,172)	(23,093)
Less depreciation and amortization	(15,026)	(15,082)
Less gain (loss) on disposal of assets	18,653	2,190
Less impairment of goodwill	—	(1,862)
Less corporate expenses	(24,043)	(22,314)
Operating income from continuing operations	$ 57,710	$ 39,769

Year ended December 31, 2006 compared to year ended December 31, 2005

      STATION OPERATING INCOME.   SOI decreased $0.2 million, or 0.3% to $76.9 million for the year ended December 31, 2006, compared to $77.1 million for the year ended December 31, 2005 as a result of the changes in net broadcasting revenue and broadcast operating expense explained above.   As a percentage of net broadcasting revenue, SOI decreased to 37.2% for the year ended December 31, 2006 from 39.1% for the year ended December 31, 2005.  On a same station basis, SOI declined $0.6 million, or 0.8%, to $77.0 million for the year ended December 31, 2006 from $77.6 million for the year ended December 31, 2005.  As a percentage of same station net broadcasting revenue, same station SOI decreased to 38.8% for the year ended December 31, 2006 compared to 40.0% for the year ended December 31, 2005.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2006 and 2005:

	For the Year Ended December 31,
	(Dollars in thousands)
	2005	2006
Station operating income	$ 77,145	$ 76,929
Plus non-broadcast revenue	10,790	19,369
Less non-broadcast operating expenses	(9,889)	(18,172)
Less depreciation and amortization	(12,859)	(15,026)
Less gain (loss) on disposal of assets	(522)	18,653
Less corporate expenses	(19,607)	(24,043)
Less legal settlement	(650)	—
Operating income from continuing operations	$ 44,408	$ 57,710

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions and upgrades of radio station and network assets, revenue recognition, allowance for doubtful accounts, goodwill and other intangible assets, uncertain tax positions, long-term debt and debt covenant compliance, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates are critical accounting policies which affect the preparation of our consolidated financial statements.

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions are acquisitions of selected assets and not acquisitions of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license. It is our policy generally to retain third-party appraisers to value radio stations, networks or non-broadcast properties. The allocations assigned to acquired FCC licenses and other assets are subjective by their nature and require careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or non-broadcast properties at the close of the transaction.

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

Revenue recognition.

We recognize revenue when pervasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the price to the customer is fixed or determinable and collection of the arrangement fee is reasonably assured.

Revenue from radio programs and commercial advertising is recognized when the program or commercial is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Our customers principally include not-for-profit charitable organizations and commercial advertisers.  Revenue from the sale of products and services from our non-broadcast businesses is recognized when the products are shipped and the services are rendered. Revenues from the sale of advertising in our publications are recognized upon publication. Revenues from the sale of subscriptions to our publications are recognized over the life of the subscription.  Revenues from book sales are recorded by when shipment occurs.

      Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used.  We record broadcast advertising provided in exchange for goods and services as broadcasting revenue and the goods or services received in exchange for such advertising as broadcasting operating expenses.

Based on our past experience, the use of these criteria has been a reliable method to recognize revenue.

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

Goodwill and other intangible assets

Under the Financial Accounting Standard Board “FASB” rules, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and intangible assets deemed to have indefinite lives, but perform annual impairment tests in accordance with these statements. We believe our FCC licenses have indefinite lives and accordingly amortization expense is no longer recorded for our FCC licenses as well as our goodwill. Other intangible assets continue to be amortized over their useful lives.

We perform impairment tests on our FCC licenses and goodwill at least annually. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of December 31, 2007 no impairment was recognized on the value of our FCC licenses.  On January 16, 2008, we announced our plan to discontinue publishing the CCM Magazine as of the April 2008 issue.  The magazine will be shut down, resulting in the termination of employees and refunds to customers for subscriptions paid in advance.  As a result of this decision, we recorded an impairment charge in the fourth quarter of 2007 of $1.9 million equal to the value of goodwill associated with CCM Magazine.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and may result in impairment charges.

Uncertain tax positions

We adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under Statement of Accounting Standards No. 5 (“SFAS No. 5”) Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, we recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2007, is shown below:

Balance at January 1, 2007	$ 2,963
Additions based on tax positions related to the current year	777
Additions based on tax positions related to prior years	200
Reductions related to tax positions of prior years	(79)
Decrease due to statute expirations	(66)
Related interest and penalties, net of federal tax benefits	99
Balance as of December 31,2007	$ 3,894

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $1.8 million as of December 31, 2007 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Long-term debt and debt covenant compliance

Our classification of borrowings under our credit facilities as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facilities and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facilities or it may become necessary to seek an amendment to our credit facilities. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilities other than the scheduled principal reductions in our term loan facility, or a further amendment of our credit facilities becoming necessary.

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the Company.  As of December 31, 2007 a maximum of 3,100,000 shares are authorized under the plan, of which 2,422,024 are outstanding and 1,475,337 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock-based compensation expense during 2006 was $4.3 million. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not currently significant to the calculation of fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 160

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No.160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  We believe that the adoption of SFAS No. 160 will not have a material impact on our operations, cash flows or financial position.

Statement of Financial Accounting Standards No. 141(R)

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS No. 141(R) promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  We are currently evaluating the impact that adopting SFAS No. 141(R) may have on our consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”)  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  SFAS No. 159 is effective beginning January 1, 2008.  We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position, results of operations and cash flows

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective beginning January 1, 2008.  In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets . We are still required to adopt the provisions of SFAS No. 157 in 2008 as it relates to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instrument , and financial and nonfinancial derivatives within the scope of SFAS No. 133.  We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facilities, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and our senior subordinated notes from operating cash flow, borrowings under our credit facilities and, if necessary, proceeds from the sale of selected assets or radio stations. We believe that cash on hand, cash flow from operations, and borrowings under the credit facilities will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.

Cash Flows

Cash and cash equivalents were $0.4 million on December 31, 2007 and $0.7 million on December 31, 2006.  Working capital was $21.6 million on December 30, 2007 compared to $22.0 million as of December 31, 2006.

Cash Flows from Operating Activities

Our cash flows from continuing operations are primarily derived from our earnings from ongoing operations before non-cash expenses such as depreciation, amortization, bad debt and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $31.7 million for the year ended December 31, 2007 compared to $36.4 million for the same period of the prior year.   The decrease of $4.7 million was primarily the result of a decrease in net income of $8.4 million offset by changes in operating assets and liabilities, including a decrease in deferred income taxes of $6.1 million, a decrease in non-cash stock-based compensation expense of $1.0 million.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $11.3 million for the year ended December 31, 2007 compared to $50.5 million for the same period of the prior year.  The decrease of $39.2 million was primarily due to a $30.5 million decrease in cash outlays for acquisitions of radio station assets and non-broadcast businesses and secondarily to a $5.2 million decrease in capital expenditures.  During the year ended December 31, 2007, we purchased two Internet businesses for $0.7 million compared to $31.5 million to purchase selected assets of five radio stations, three Internet businesses, and two magazine businesses during same period of the prior year.  Additionally, for the year ended December 31, 2007, we sold selected assets of two radio stations for $8.0 million compared to the sale of eleven radio stations for $25.2 million in the same period of the prior year.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facilities, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities was $20.8 million for the year ended December 31, 2007 compared to $3.8 million for the same period of the prior year.  The change was primarily due to stock repurchases of $1.8 million during for the year ended December 31, 2007 compared to $20.7 million the same period of the prior year, net repayments of debt of $9.3 million during the year ended December 31, 2007 compared to $126.8 million for the same period of the prior year, increased borrowings of $0.5 million related to our Swingline credit facility and a $10.0 million payment of a special cash dividend.  In addition, during 2006 we used $98.3 million for the redemption of our 9% Notes which included a premium and the payment of a special cash dividend of $14.6 million.

Credit Facilities

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities.  The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.25 to 1 as of December 31, 2007. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at December 31, 2007, on a pro forma basis, was 5.98 to 1.

We amended our credit facilities on October 24, 2007 to increase our Total Leverage Ratio covenant ratio to 6.75 to 1 through March 30, 2009.  Additionally, the senior leverage ratio covenant will increase to 5.0 to 1 and the interest coverage ratio will remain at 2.0 to 1 through March 30, 2009.  These covenant changes are effective upon the close of the acquisition of WMCU-AM in Miami, Florida

The credit facilities include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of December 31, 2007, the borrowing capacity and aggregate commitments were $60.0 million under our revolving credit facility, $72.4 million under our term loan B facility and $162.5 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of December 31, 2007, we could borrow $16.0 million under our credit facilities.

On December 31, 2007, $72.4 million was outstanding under the term loan B facility, $162.5 million was outstanding under the term loan C facility and $13.0 million was outstanding under our revolving credit facility. The borrowing capacity under the revolving credit facility steps down in three 10% increments commencing June 30, 2007, and matures on March 25, 2009. The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30. The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30.  The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At December 31, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.64%.

Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or affect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.0  to 1 through June 30, 2009 increasing in increments to 2.5 to 1 after June 30, 2009), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.0 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 4.0 to 1 through the remaining term of the credit facilities), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our assets and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

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

As of December 31, 2007, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  As collateral for the Swingline, the company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of December 31, 2007, $2.9 million was outstanding under the Swingline bearing interest at 7.00%.

As of December 31, 2007, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

As of December 31, 2007, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

A summary of long-term debt obligations is as follows:

Summary of Long-Term Debt Obligations	As of December 31, 2006	As of December 31, 2007
	(Dollars in thousands)
Term loan B	$ 73,125	$ 72,375
Term loan C	165,000	162,525
Revolving line of credit under credit facility	19,100	13,000
Swingline credit facility	1,241	2,952
Seller financed note to acquire Townhall.com	2,444	2,546
7¾% senior subordinated notes due 2010	100,000	100,000
Capital leases and other loans	116	886
	$ 361,026	$ 354,284
Less current portion	2,048	6,667
	$ 358,978	$ 347,617

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006 and 2007, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

The following table summarizes our aggregate contractual obligations at December 31, 2007, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than than 1	1-3	3-5	More Than 5
Obligations	Total	One year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	$ 350,852	$ 5,352	$ 345,500	$ —	$ —
Interest payments on long-term debt (1)	39,367	16,787	22,143	120	317
Capital lease obligations and other loans	3,432	1,315	1,357	71	689
Operating leases	85,712	9,870	17,647	13,936	44,259
Total contractual cash obligations	$ 479,363	$ 33,324	$ 386,647	$ 14,127	$ 45,265

(1)

Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2007 rates.  Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancing.   See Note 4 to the accompanying consolidated financial statements for further details.

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

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as a gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The change in the fair value of a derivative instrument designated as a hedge of the exposure to variability in expected future cash flows of recognized assets, liabilities or of unrecognized forecasted transactions, referred to as a cash flow hedge, is recognized as other comprehensive income (loss).  The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense.

During 2004 and through February 18, 2005, we had an interest rate swap agreement with a notional principal amount of $66.0 million.  This agreement related to our $94.4 million 9% senior subordinated notes due 2011 (the “9% Notes.”).  This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, we sold our entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.  On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% senior subordinated notes.  As a result of the redemption, we wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.  Interest expense for the year ended December 31, 2006, was reduced by approximately $0.3 million related to the amortization of the buyout premium received.

During 2004, we also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to our 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, we sold our interest in $14.0 million of this swap. As a result of this transaction, we paid and capitalized $0.3 million in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, we sold our remaining $10.0 million interest in this swap. As a result of this second transaction, we paid and capitalized approximately $110,000 in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, we completed the redemption of the remainder of our outstanding 9% Notes.  As a result of this redemption, we recorded a loss on the swap of approximately $0.3 million which is included in the loss on early redemption of long-term debt.  We recognized approximately $33,000 in interest expense for the year ended December 31, 2006 related to the amortization of capitalized buyout premium.

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2007, was reduced by approximately $101,000 as a result of the difference between the interest rates.  As of December 31, 2007, we recorded a liability for the fair value of the interest rate swap of approximately $1.2 million. This amount, net of income tax benefit of approximately $0.5 million, is reflected in other comprehensive income (loss), as we have designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2007, was reduced by approximately $189,000 as a result of the difference between the interest rates.  As of December 31, 2007, we recorded a liability for the fair value of the interest rate swap of approximately $0.8 million.  This amount, net of income tax benefit of approximately $0.3 million, is reflected in other comprehensive income (loss), as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2007, was reduced by approximately $242,000 as a result of the difference between the interest rates. As of December 31, 2007, we recorded a liability for the fair value of the interest rate swap of approximately $0.5 million.  This amount, net of income tax benefit of approximately $0.2 million, is reflected in other comprehensive income (loss), as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  For the years ended December 31, 2006 and 2007, interest expense of $53,000 and $31,000 was recorded related to our interest rate caps.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of December 31, 2007, we had borrowed $250.9 million under our credit facilities and Swingline.  As of December 31, 2007, we could borrow up to an additional $16.0 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.64%. At December 31, 2007 a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.6 million on an annualized basis. As of December 31, 2006, we had borrowed $258.5 million under our credit facilities and Swingline.  As of December 31, 2006, we could borrow up to an additional $51.9 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the total leverage ratio on the date of determination. At December 31, 2006, the blended interest rate on amounts outstanding under the credit facilities was 6.95%. At December 31, 2006 a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would have resulted in additional interest expense of $1.7 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of December 31, 2007, with an aggregate fair value of $99.6 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $97.1 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $102.2 million. As of December 31, 2006 we estimated that a hypothetical 100 basis point increase in market interest rates would have resulted in a decrease in the aggregate fair value of the notes to approximately $98.1 million and a hypothetical 100 basis point decrease in market interest rates would have resulted in the increase of the fair value of the notes to approximately $104.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited the consolidated balance sheet of Salem Communications Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007.  Our audit also included the financial statement schedule of Salem Communications Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salem Communications Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Salem Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of Salem Communications Corporation’s internal control over financial reporting.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, CA

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheet of Salem Communications Corporation as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Salem Communications Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Since the initial issuance of our report dated March 15, 2007, Salem Communications Corporation has put a plan in place to sell radio stations WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin.  This plan is further discussed in Note 1 and Note 2 to the accompanying financial statements.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 15, 2007, except for the accounting for discontinued operations as discussed in Note 1 and Note 2, as to which date is March 11, 2008

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,
ASSETS	2006	2007
Current assets:
Cash and cash equivalents	$710	$447
Trade accounts receivable (less allowance for doubtful accounts of $7,606 in 2006 and $8,131 in 2007)	31,984	30,030
Other receivables	551	635
Prepaid expenses	2,330	2,621
Deferred income taxes	5,020	5,567
Assets of discontinued operations	8,671	8,599
Total current assets	49,266	47,899
Property, plant and equipment (net of accumulated depreciation of $74,051 in 2006 and $82,796 in 2007)	127,956	131,087
Broadcast licenses	468,630	464,549
Goodwill	20,606	18,636
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $10,846 in 2006 and $13,882 in 2007)	8,368	6,079
Bond issue costs	593	444
Bank loan fees	2,996	1,994
Fair value of interest rate swap agreements	1,290	—
Other assets	3,667	6,218
Total assets	$686,264	$679,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,421	$1,325
Accrued expenses	6,446	6,134
Accrued compensation and related expenses	7,033	7,297
Accrued interest	4,275	553
Deferred revenue	4,050	4,205
Current portion of long-term debt and capital lease obligations	2,048	6,667
Income tax payable	22	109
Total current liabilities	27,295	26,290
Long-term debt and capital lease obligations, less current portion	358,978	347,617
Fair value of interest rate swap agreements	—	2,489
Deferred income taxes	53,935	61,381
Deferred revenue	7,063	7,500
Other liabilities	1,277	1,343
Total liabilities	448,548	446,620
Commitments and contingencies
Stockholders Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,424,242 issued and 18,293,824 outstanding shares in 2006; 20,432,742 issued and 18,115,092 outstanding shares in 2007	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares in 2006 and 2007	56	56
Additional paid-in capital	221,466	224,878
Retained earnings	47,433	43,538
Treasury stock, at cost (2,130,418 shares at December 31, 2006 and 2,317,650 at December 31, 2007)	(32,218)	(34,006)
Accumulated other comprehensive income (loss)	775	(1,492)
Total stockholders’ equity	237,716	233,178
Total liabilities and stockholders’ equity	$686,264	$679,798
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2005	2006	2007
Net broadcasting revenue	$196,885	$206,367	$206,596
Non-broadcast revenue	10,790	19,369	25,130
Total revenue	207,675	225,736	231,726
Operating expenses:
Broadcasting operating expenses exclusive of depreciation and amortization shown below (including $1,115, $1,117 and $1,239 for the years ended December 31, 2005, 2006 and 2007, respectively, paid to related parties)	119,740	129,438	131,796
Non-broadcast operating expenses exclusive of depreciation and amortization shown below	9,889	18,172	23,093
Legal settlement	650	—	—
Corporate expenses exclusive of depreciation and amortization shown below (including $256, $235 and $368 for the years ended December 31, 2005, 2006 and 2007, respectively, paid to related parties)	19,607	24,043	22,314
Impairment of goodwill	—	—	1,862
Depreciation (including $394, $862 and $761 for the years ended December 31, 2005, 2006 and 2007, respectively, for non-broadcast businesses)	11,399	11,906	12,047
Amortization (including $518, $2,405 and $2,868 for the years ended December 31, 2005, 2006 and 2007, respectively, for non-broadcast businesses)	1,460	3,120	3,035
(Gain) loss on disposal of assets	522	(18,653)	(2,190)
Total operating expenses	163,267	168,026	191,957
Operating income from continuing operations	44,408	57,710	39,769
Other income (expense):
Interest income	207	210	183
Interest expense	(22,559)	(26,342)	(25,488)
Loss on early redemption of long-term debt	(24)	(3,625)	—
Other income (expense), net	(506)	(420)	164
Income from continuing operations before income taxes	21,526	27,533	14,628
Provision for income taxes	8,538	11,096	6,620
Income from continuing operations	12,988	16,437	8,008
Income (loss) from discontinued operations, net of tax	(326)	2,562	167
Net income	$12,662	$18,999	$8,175
Other comprehensive income (loss), net of tax	318	457	(2,267)
Comprehensive income	$12,980	$19,456	$5,908

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2005	2006	2007
Basic earnings (loss) per share data:
Earnings per share from continuing operations	$0.50	$0.68	$0.34
Income (loss) per share from discontinued operations	(0.01)	0.11	0.01
Basic earnings per share	0.49	0.78	0.34

Diluted earnings (loss) per share data:
Earnings per share from continuing operations	$0.50	$0.68	$0.34
Income (loss) from discontinued operations	(0.01)	0.11	0.01
Diluted earnings per share	0.49	0.78	0.34

Basic weighted average shares outstanding	25,735,641	24,215,867	23,785,015

Diluted weighted average shares outstanding	25,794,875	24,223,751	23,788,568

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional			Other
					Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Stockholders’ equity, January 1, 2005	20,408,742	204	5,553,696	56	216,996	30,381	—	—	247,637
Class A common stock shares repurchased	—	—	—	—	—	—	(11,539)	—	(11,539)
Net unrealized income on interest rate swap agreements	—	—	—	—	—	—	—	318	318
Options exercised	2,250	—	—	—	33	—	—	—	33
Tax benefit related to stock options exercised	—	—	—	—	7	—	—	—	7
Net income	—	—	—	—	—	12,662	—	—	12,662
Stockholders’ equity, December 31, 2005	20,410,992	204	5,553,696	56	217,036	43,043	(11,539)	318	249,118
Options exercised	13,250	—	—	—	95	—	—	—	95
Tax benefit related to stock options exercised	—	—	—	—	1	—	—	—	1
Class A common stock shares repurchased	—	—	—	—	—	—	(20,679)	—	(20,679)
Dividends	—	—	—	—	—	(14,609)	—		(14,609)
Stock-based compensation	—	—	—	—	4,334	—	—	—	4,334
Net unrealized income on interest rate swap agreements	—	—	—	—	—	—	—	457	457
Net income	—	—	—	—	—	18,999	—	—	18,999
Stockholders' equity, December 31, 2006	20,424,242	204	5,553,696	56	221,466	47,433	(32,218)	775	237,716
Options exercised	8,500	—	—	—	30	—	—	—	30
Tax benefit related to stock options exercised	—	—	—	—	1	—	—	—	1
Class A common stock shares repurchased	—	—	—	—	—	—	(1,788)	—	(1,788)
Adoption of FIN 48	—	—	—	—	—	(2,060)	—	—	(2,060)
Dividends	—	—	—	—	—	(10,010)	—	—	(10,010)
Stock-based compensation	—	—	—	—	3,381	—	—	—	3,381
Net unrealized (loss) on interest rate swap agreements	—	—	—	—	—	—	—	(2,267)	(2,267)
Net income	—	—	—	—	—	8,175	—	—	8,175
Stockholders' equity, December 31, 2007	20,432,742	204	5,553,696	56	224,878	43,538	(34,006)	(1,492)	233,178
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2005	2006	2007
OPERATING ACTIVITIES
Income from continuing operations	$12,988	$16,437	$8,008
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	—	4,334	3,381
Depreciation and amortization	12,859	15,026	15,082
Amortization of bond issue costs and bank loan fees	1,470	1,360	1,161
Amortization and accretion of financing items	(687)	(166)	102
Provision for bad debts	2,793	3,566	3,233
Deferred income taxes	8,024	12,414	6,351
Impairment of goodwill	—	—	1,862
(Gain) loss on disposal of assets	522	(18,653)	(2,190)
Loss on early redemption of debt	24	3,625	—
Changes in operating assets and liabilities:
Accounts receivable	(4,211)	(3,488)	(1,333)
Prepaid expenses and other current assets	(335)	154	(291)
Accounts payable and accrued expenses	446	1,256	(4,535)
Deferred revenue	4,441	569	592
Other liabilities	356	(78)	156
Income taxes payable	—	22	87
Net cash provided by continuing operating activities	38,690	36,378	31,666
INVESTING ACTIVITIES
Capital expenditures	(22,138)	(21,070)	(15,896)
Deposits on radio station acquisitions	670	—	(1,237)
Purchases of broadcast assets	(53,249)	(20,229)	—
Purchases of non-broadcast businesses	(6,940)	(11,246)	(987)
Proceeds from sale of property, plant and equipment and broadcast licenses	80	2,400	7,972
Other	(1,761)	(364)	(1,164)
Net cash used in investing activities of continuing operations	(83,338)	(50,509)	(11,312)
FINANCING ACTIVITIES
Repurchase of Class A common stock	(11,539)	(20,679)	(1,788)
Payments to redeem 9% Notes	—	(94,031)	—
Payment of bond premium	(24)	(4,231)	—
Proceeds from borrowings under credit facilities	87,750	156,000	18,000
Payments of long-term debt and notes payable	(41,275)	(29,250)	(27,331)
Net borrowings and repayment of Swingline credit facility	—	1,241	1,711
Proceeds from exercise of stock options	33	95	30
Tax benefit related to stock options exercised	7	1	1
Payment of cash dividend on common stock	—	(14,609)	(10,010)
Issuance of loans and capital lease obligations	84	—	—
Payments on capital lease obligations	(9)	(26)	(32)
Payments for interest rate swap	(339)	—	—
Payments of costs related to bank credit facility and debt financing	(870)	(273)	—
Proceeds from interest rate swap termination	3,730	—	—
Book overdraft	—	1,989	(1,434)
Net cash provided by (used in) financing activities	37,548	(3,773)	(20,853)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	90	(2,968)	300
Investing cash flows	(5)	17,603	(64)
Total cash inflow from discontinued operations	85	14,635	236
Net increase (decrease) in cash and cash equivalents	(7,015)	(3,269)	(263)
Cash and cash equivalents at beginning of period	10,994	3,979	710
Cash and cash equivalents at end of period	$3,979	$710	$447

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Year Ended December 31,
	2005	2006	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,447	$27,496	$28,892
Income taxes	341	256	368
Non-cash investing and financing activities:
Assets acquired through capital lease obligations	—	—	800
Capital expenditures	—	—	286
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

The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. The Company, excluding its subsidiaries, is herein referred to as Parent. In May 2000, the Company formed two new wholly-owned subsidiaries, Salem Communications Holding Corporation (“HoldCo”) and Salem Communications Acquisition Corporation (“AcquisitionCo”), each a Delaware corporation. HoldCo is the issuer of the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”). HoldCo is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. In July 2000, the Company formed SCA License Corporation (“SCA”), a Delaware corporation. HoldCo and AcquisitionCo are direct subsidiaries of the Company; SCA is a wholly-owned subsidiary of AcquisitionCo. Parent, AcquisitionCo and all of its subsidiaries and all of the subsidiaries of HoldCo are Guarantors of the 7¾% Notes discussed in Note 4. The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company’s direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis and the 7¾% Notes. SCA owns the assets of eight radio stations as of December 31, 2007. See Note 13 for certain consolidating information with respect to the Company.

Description of Business

Salem is a domestic U.S. radio broadcast company, which has traditionally provided talk and music programming targeted at audiences interested in Christian and family issues. Salem operated 97 radio stations across the United States at each of December 31, 2006 and 2007, respectively. The Company also owns and operates Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Radio Representatives (“SRR”) and Vista Radio Representatives (“VRR”). SRN, SNN, SMN and RSN are radio networks, which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem’s stations. SRR and VRR sell commercial air time to national advertisers for Salem’s radio stations and networks, and for independent radio station affiliates.

Additionally, Salem owns and operates Internet businesses, including Salem Web Network (“SWN”) and Townhall.com®, and publishing businesses including Salem Publishing and Xulon Press.  SWN and Townhall.com® provide Christian and conservative editorial content on the Internet as well as on-demand audio streaming and related services. Salem Publishing and Xulon Press publish magazines and books that serve the Christian audience. The revenue and related operating expenses of these businesses are reported as “non-broadcast” on the consolidated Statements of Operations.

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

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Salem’s broadcasting customers principally include not-for-profit charitable organizations and commercial advertisers.

Revenues from the sale of products and services from the Company’s non-broadcast businesses are recognized when the products are shipped and the services are rendered. Revenues from the sale of advertising in Salem Publishing’s publications are recognized upon publication. Revenues from the sale of subscriptions to Salem Publishing’s publications are recognized over the life of the subscription.  Revenues from book sales are recorded by Xulon Press when shipment occurs.

Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcasting revenue for the years ended December 31, 2005, 2006 and 2007 was approximately $5.5 million, $5.4 million and $5.4 million, respectively, and barter expenses were approximately the same as barter revenue for each period. The Company records its broadcast advertising provided in exchange for goods and services as broadcasting revenue and the goods or services received in exchange for such advertising as broadcasting operating expenses.

Accounting For Stock-Based Compensation

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

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No.160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of SFAS No. 160 will not have a material impact on our consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS No. 141(R) promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings. SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact that SFAS No. 141 (R) may have on the consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”)  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  SFAS No. 159 is effective beginning January 1, 2008.  The Company believes that the adoption of SFAS No. 159 will not have a material impact on the consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective beginning January 1, 2008.  In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets . The Company would still be required to adopt the provisions of SFAS No. 157 in 2008 as it relates to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133.  The Company believes that the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Discontinued Operations

During 2005 and 2006  the Company entered into agreements to sell radio stations WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida.  The operating results for these entities were reported as discontinued operations for all periods presented up through the date of the sale.  The sale of each of these stations was completed during the year ended December 31, 2006.

In 2007, the Company had a plan in place to sell radio stations WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin.  Formal sale agreements for each station were entered in January 2008.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as discontinued operations for the year ended December 31, 2007.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

The following table sets forth the components of income (loss) from discontinued operations, net of tax, for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Operating income (loss)	$(810)	$(140)	$349
Gain on sale or exchange of station	320	4,326	—
Income (loss) from discontinued operations	(490)	4,186	349
Provision (benefit) for income taxes	(164)	1,624	182

Income (loss) from discontinued operations, net of tax	$(326)	$2,562	$167

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Cost includes capitalized interest of $1.5 million and $1.0 million during the years ended December 31, 2006 and December 31, 2007.  Repair and maintenance costs are charged to expense as incurred.  Capital improvements are capitalized.  Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software and website development costs	3 years
Record and tape libraries	5 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets,” the carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the cash flows estimated to be generated from these assets is less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 2005, 2006 and 2007.

Web Site Development Costs

Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. The Company accounts for costs associated with such activities in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs.” Under this guidance, costs incurred that involve providing additional functions and features to the web site should be capitalized. Costs associated with website planning, maintenance, content development and training should be expensed as incurred. Capitalized costs are generally amortized over a three year period.

Amortizable Intangible Assets

Intangible assets acquired in conjunction with the acquisition of various radio stations and non-broadcast businesses are being amortized over the following estimated useful lives using the straight-line method:

Category	Life
Customer lists and contracts	Lesser of 5 years or life of contract
Favorable and assigned leases	Life of the lease
Other	5-10 years

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2007
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,437	$(7,687)	$2,750
Domain and brand names	4,910	(2,458)	2,452
Favorable and assigned leases	1,581	(1,227)	354
Other amortizable intangible assets	3,033	(2,510)	523
	$19,961	$(13,882)	$6,079

	As of December 31, 2006
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,404	$(6,030)	$4,374
Domain and brand names	4,487	(1,533)	2,954
Favorable and assigned leases	1,581	(1,144)	437
Other amortizable intangible assets	2,742	(2,139)	603
	$19,214	$(10,846)	$8,368

Based on the amortizable intangible assets as of December 31, 2007, the Company estimates amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2008	$ 2,670
2009	1,419
2010	935
2011	370
2012	120
Thereafter	565
Total	$ 6,079

The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of intangible assets have been made during the years ended December 31, 2005, 2006 and 2007.

Goodwill and Indefinite Lived Intangible Assets

The Company accounts for goodwill and other indefinite lived intangible assets in accordance with SFAS No.142, “Goodwill and Other Intangible Assets.”  Accordingly, the Company does not amortize goodwill or other indefinite lived intangible assets, but rather tests for impairment at least annually, or when events indicate that impairment may exist.  The Company estimates fair value of its indefinite lived intangibles using a combination of market analysis, review of independent third party appraisals and cash flow analysis.

The Company completed its annual impairment tests in the fourth quarter of 2007.   No adjustments to the carrying value of FCC licenses were necessary based on its review and evaluations.  On January 16, 2008, the Company issued a press release announcing its plan to discontinue publishing the CCM Magazine as of the April 2008 issue.  The magazine will be shut down, resulting in the termination of employees and refunds to customers for subscriptions paid in advance.  As a result of this decision, the Company wrote off the entire value of goodwill associated with the CCM Magazine of $1.9 million.   No other adjustments to the carrying value of goodwill were necessary based on our review and evaluations.

(Gain) Loss on Disposal of Assets

The loss on disposal of assets of $0.5 million for the year ended December 31, 2005 was primarily due to the write-off of various fixed assets and equipment.  Gain on disposal of assets of $18.7 million for the year ended December 31, 2006 was primarily due to the gains recognized on various exchange transactions accounted for under SFAS No. 153 as explained in Note 2.  The gain on disposal of assets of $2.2 million for the year ended December 31, 2007 includes a $3.4 million pre-tax gain on the sale of radio station WKNR-AM offset by a $0.5 million pre-tax loss on the sale of radio station WVRY-AM and $0.7 million of various fixed asset disposals.

Leases

The Company leases various facilities including tower and transmitter sights.  When a lease is entered, the Company determines the classification of the lease as either a capital or operating lease based on the factors listed in SFAS No. 13 “Accounting for Leases”.  Lease terms generally range from one to twenty-five years with rent expense recorded on a straight line basis for financial reporting purposes.  The Company subleases owned towers under various agreements with other broadcasters.  Lease terms generally cover a sixty year term, over which time the Company recognizes rental income on a straight line basis.  Deferred rent revenue, related to prepaid lease payments, was $5.2 million and $5.1 million at December 31, 2006 and 2007, respectively.

Leasehold Improvements

If, at any time during tenancy, the Company elects to construct or otherwise invest in leasehold improvements to the property, the Company capitalizes the improvements.  Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining lease term.

Bond Issue Costs and Bank Loan Fees

Bond issue costs represent costs incurred in conjunction with the issuance of the 7¾% Notes.  They are being amortized over the term of the Notes as an adjustment to interest expense.  Bank loan fees represent costs incurred with our credit facility and related amendments.  They are being amortized over the term of the facility as an adjustment to interest expense.

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits.  The Company records self-insurance liabilities based on claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted in the future.

Local Programming and Marketing Agreement Fees

The Company often enters into local programming and marketing agreements (“LMA”) or Time Brokerage Agreements (“TBA”) in connection with acquisitions of radio stations that are pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the Company makes specified periodic payments to the owner in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The Company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company also enters into LMAs in connection with dispositions of radio stations. In such cases the Company may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.

Derivative Instruments

The Company is exposed to fluctuations in interest rates. Salem actively monitors these fluctuations and uses derivative instruments from time to time to manage the related risk. In accordance with its risk management strategy, Salem uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. The Company’s use of derivative instruments may result in short-term gains or losses that may increase the volatility of Salem’s earnings.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the accounting for changes in the fair value of a derivative instrument at each new measurement date is dependent upon its intended use. The change in the fair value of a derivative instrument designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, is recognized as a gain or loss in earnings in the period of the change together with an offsetting gain or loss for the change in fair value of the hedged item attributable to the risk being hedged. The change in the fair value of a derivative instrument designated as a hedge of the exposure to variability in expected future cash flows of recognized assets, liabilities or of unrecognized forecasted transactions, referred to as a cash flow hedge, is recognized as other comprehensive income (loss).  The differential paid or received on the interest rate swaps is recognized in earnings as an adjustment to interest expense.

During 2004 and through February 18, 2005, the Company had an interest rate swap agreement with a notional principal amount of $66.0 million. This agreement related to its $94.4 million 9% senior subordinated notes due 2011 (the “9% Notes.”).  This agreement was scheduled to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $66.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 3.09%. On February 18, 2005, the Company sold its entire interest in this swap and received a payment of approximately $3.7 million, which was amortized as a reduction of interest expense over the remaining life of the 9% Notes.  On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% senior subordinated notes.  As a result of the redemption, the Company wrote off the remaining balance of the buyout premium of approximately $2.7 million as a reduction of the loss on the early redemption of long term debt.  Interest expense for the year ended December 31, 2006, was reduced by approximately $0.3 million related to the amortization of the buyout premium received.

During 2004, the Company also had a second interest rate swap agreement with a notional principal amount of $24.0 million. This agreement also related to the 9% Notes. This agreement was to expire in 2011 when the 9% Notes were to mature, and effectively swapped the 9.0% fixed interest rate on $24.0 million of the 9% Notes for a floating rate equal to the LIBOR rate plus 4.86%. On August 20, 2004, the Company sold its interest in $14.0 million of this swap. As a result of this transaction, the Company paid and capitalized $0.3 million in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes. On October 22, 2004, the Company sold its remaining $10.0 million interest in this swap. As a result of this second transaction, the Company paid and capitalized approximately $110,000 in buyout premium, which was amortized into interest expense over the remaining life of the 9% Notes.  On July 6, 2006, the Company completed the redemption of the remainder of its outstanding 9% Notes.  As a result of this redemption, the Company recorded a loss on the swap of approximately $0.3 million which is included in the loss on early redemption of long-term debt.  The Company recognized approximately $33,000 in interest expense for the year ended December 31, 2006 related to the amortization of capitalized buyout premium.

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2007, was reduced by approximately $101,000 as a result of the difference between the interest rates.  As of December 31, 2007, the Company recorded a liability for the fair value of the interest rate swap of approximately $1.2 million. This amount, net of income tax benefit of approximately $0.5 million, is reflected in other comprehensive income (loss), as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2007, was reduced by approximately $189,000 as a result of the difference between the interest rates.  As of December 31, 2007, the Company recorded a liability for the fair value of the interest rate swap of approximately $0.8 million.  This amount, net of income tax benefit of approximately $0.3 million, is reflected in other comprehensive income (loss), as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2007, was reduced by approximately $242,000 as a result of the difference between the interest rates. As of December 31, 2007, the Company recorded a liability for the fair value of the interest rate swap of approximately $0.5 million.  This amount, net of income tax benefit of approximately $0.2 million, is reflected in other comprehensive income (loss), as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  For the years ended December 31, 2006 and 2007, interest expense of $53,000 and $31,000 was recorded related to our interest rate caps.

Income Taxes and Uncertain Tax Positions

The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.   The Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption the Company had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under Statement of Accounting Standards No. 5 (“SFAS No. 5”) Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, the Company recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2007, is shown below:

Balance at January 1, 2007	$ 2,963
Additions based on tax positions related to the current year	777
Additions based on tax positions related to prior years	200
Reductions related to tax positions of prior years	(79)
Decrease due to statute expirations	(66)
Related interest and penalties, net of federal tax benefits	99
Balance as of December 31,2007	$ 3,894

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company accounts for changes in the fair value of its interest rate swaps as a component of Other Comprehensive Income (Loss).

Other comprehensive income (loss) reflects changes in the fair value of each of the Company’s three cash flow hedges as follows:

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Mark-to-market gain (loss)	$ 527	$ 762	$ (3,779)
Less tax provision (benefit)	209	305	(1,512)
Other comprehensive income (loss), net of tax	$ 318	$ 457	$ (2,267)

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,924,269, 2,146,564 and 2,422,024 shares of Class A common stock and unvested restricted stock shares of 5,000, 6,000 and 5,000 were outstanding at December 31, 2005, 2006 and 2007, respectively.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.  The number of anti-dilutive shares were 1,865,035, 2,138,680 and 2,418,471 as of December 31, 2005, 2006, and 2007, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2005	2006	2007
Weighted average shares	25,735,641	24,215,867	23,785,015
Effect of dilutive securities - stock options	59,234	7,884	3,553
Weighted average shares adjusted for dilutive securities	25,794,875	24,223,751	23,788,568

Segments

The Company presents its segment information in Note 12. The Company has one reportable operating segment - radio broadcasting. The remaining non-reportable segments consist of its Internet businesses, SWN and Townhall.com and its publishing businesses, Salem Publishing and Xulon Press, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as non-broadcast. The radio broadcasting segment also operates various radio networks.

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

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications include the accounting for WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin as discontinued operations as discussed in Note 2.   The accompanying Consolidated Statement of Operations reflect the results of these stations as discontinued operations for the year ended December 31, 2007.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

NOTE 2. ACQUISITIONS AND DISPOSITIONS OF ASSETS

During the year ended December 31, 2007, the Company completed the following acquisitions, none of which were material to our financial position as of the date of acquisition:

Acquisition Date	Entity	Description	Acquisition Cost
			(Dollars in thousands)
February 2, 2007	ChristianMusicPlanet.com	Christian music web portal	$311
September 12, 2007	CMCentral.com	Christian music Internet site and online community	360
Various	Various	Other Internet Businesses and domain names	316
			$987

The purchase price was allocated to the total assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 196
Domain and brand names	422
Subscriber list	203
Customer lists and other contracts	121
Goodwill	45
$ 987

The accompanying Consolidated Balance Sheets include the acquired assets and liabilities of each acquired entity as of the acquisition date.  The results of operations are included in the accompanying Consolidated Statements of Operations as of the date of acquisition.  With the exception of certain domain names, which were acquisitions of assets, the above transactions were acquisitions of businesses.

On February 7, 2007, the Company sold radio station WKNR-AM in Cleveland, Ohio, for $7.0 million resulting in a pre-tax gain of $3.4 million.  The operating results of WKNR-AM were excluded from the Consolidated Statement of Operations beginning on December 1, 2006, the date the Company stopped operating the station pursuant to a local marketing agreement (“LMA”) with the buyer.

On May 29, 2007, the Company sold radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million, including the write-off of goodwill associated with this entity of $0.2 million.  The operating results of WVRY-FM were excluded from the Consolidated Statement of Operations beginning on March 9, 2007, the date the Company stopped operating the station pursuant to an LMA with the buyer.

Other Pending Transactions

On February 1, 2007, the Company entered into an agreement to purchase selected assets of radio station KTRO-AM, in Portland, Oregon subject to certain conditions, for $4.5 million.   The company began operating the station under an LMA effective the same date.   The accompanying Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date.  This transaction is subject to FCC approval and is not expected to close during the year ended December 31, 2008.

On October 17, 2007, the Company entered into an agreement to purchase selected assets of radio station WMCU-AM in Miami, Florida, subject to certain conditions for $12.25 million.  The Company began operating the station under an LMA effective on October 18, 2007.  This transaction is subject to FCC approval and is expected to close before the end of the second quarter of 2008.

On November 29, 2007, the Company entered into an agreement to sell radio station KTEK in Houston, Texas for approximately $7.8 million.  The buyer will begin to operate the station under a Time Brokerage Agreement (“TBA”) on February 1, 2008.   The sale is expected to close in March 2008.

In 2007, the Company had a plan in place to sell radio stations WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin.  During January 2008, the Company entered agreements to sell WRRD-AM for approximately $3.8 million and to sell WFZH-FM for approximately $8.1 million.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as discontinued operations for the twelve months ended December 31, 2007.  All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

During the year ended December 31, 2006, the Company completed the following acquisitions, none of which were material to our financial position as of the date of acquisition:

Acquisition Date	Station(s)	Market Served	Acquisition Cost	Format Changed
			(Dollars in thousands)
January 23, 2006	WTLN-AM (1)	Orlando, FL	$5,497	No
January 23, 2006	WHIM-AM (1)	Orlando, FL	4,503	No
February 3, 2006	WORL-AM (2)	Orlando, FL	3,998	Yes
February 10, 2006	WLQV-AM (2)	Detroit, MI	8,813	No
May 12, 2006	KKFS-FM (2)	Sacramento, CA	21,835	Yes
October 1, 2006	KORL-AM (2)	Honolulu, HI	1,546	Yes
			$46,192

(1) Acquisition was that of a business, all others were acquisitions of assets

(2) Indicates that the station was acquired through an exchange as detailed below.

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
$ 13,188

During the year ended December 31, 2005, the Company completed the following acquisitions, none of which were material to our financial position as of the date of acquisition:

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

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2006	2007
	(Dollars in thousands)
Land	$ 30,491	$ 30,426
Buildings	24,641	24,467
Office furnishings and equipment	27,625	30,810
Antennae, towers and transmitting equipment	61,981	69,255
Studio and production equipment	26,938	27,604
Computer software and website development costs	3,212	5,448
Record and tape libraries	184	64
Automobiles	1,031	1,097
Leasehold improvements	12,190	14,548
Construction-in-progress	13,714	10,164
	202,007	213,883
Less accumulated depreciation	74,051	82,796
	$ 127,956	$ 131,087

NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

On October 24, 2007, the Company amended its credit facilities.  Effective upon the close of the purchase of WMCU-AM, the leverage ratio covenant will increase to 6.75 to 1 through March 30, 2009.  Additionally, the senior leverage ratio covenant will increase to 5.0 to 1 and the interest coverage ratio will remain at 2.0 to 1 through March 30, 2009.  Prior amendments to the credit facilities allow for loan commitments to $315 million; allowing for the payment of up to $5.0 million per year in dividends and the payment of an additional $30.0 million in dividends during the life of the credit facility; allowing for the repurchase of stock and payment of dividends, in addition to amounts repurchased prior to June 9, 2006, up to $50.0 million when total leverage is greater than 4.00 to 1.00 but less than 5.50 to 1.00 and up to $15 million when total leverage is greater than 5.50 to 1.00; and allowing for the repurchase of stock or the payment of additional dividends with a portion of the proceeds of asset sales.

Long-term debt consisted of the following:

	December 31,
	2006	2007
	(Dollars in thousands)
Term loans under credit facility	$238,125	$234,900
Revolving line of credit under credit facility	19,100	13,000
Swingline credit facility	1,241	2,952
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,444	2,546
Capital leases and other loans	116	886
	361,026	354,284
Less current portion	2,048	6,667
	$358,978	$347,617

Since the revolving line of credit under the credit facilities and the term loan under the credit facilities carry floating interest rates, the carrying amounts approximate fair market value.  The 7¾% Notes were issued in December 2002 at par. At December 31, 2007, the fair market value of the 7¾% Notes was approximately $99.6 million.

In addition to the amounts listed above, the Company also had interest payments related to its long-term debt as follows as of December 31, 2007:

•

Outstanding borrowings of $247.9 million on term loans and $13.0 million on the revolver with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on the Company’s Total Leverage Ratio;

•

$100 million senior subordinated notes with semi-annual interest payments at 7 ¾%; and

•

Commitment fee of 0.375% on the unused portion of the Company’s credit facilities.

Revolving Line of Credit with Banks

The wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under the Company’s credit facilities.  The maximum amount that Salem Holding may borrow under the credit facilities is limited by a ratio of the consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). The credit facilities will allow the Company to adjust its total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that the Company will reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 5.98 to 1 as of December 31, 2007. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under the credit facilities at December 31, 2007, on a pro forma basis, was 5.05 to 1.

The Company amended its credit facilities on October 24, 2007 to increase its Total Leverage Ratio covenant ratio to 6.75 to 1 through March 30, 2009.  Additionally, the senior leverage ratio covenant will increase to 5.0 to 1 and the interest coverage ratio will remain at 2.0 to 1 through March 30, 2009.  These covenant changes are effective upon the close of the acquisition of WMCU-AM.  Because the acquisition of WMCU-AM did not close before December 31, 2007, the Total Leverage Ratio stepped down to 6.25 to 1 and the senior leverage ratio stepped down to 4.75 to 1 on December 31, 2007.   The credit facilities include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of December 31, 2007, the borrowing capacity and aggregate commitments were $60.0 million under its revolving credit facility, $72.4 million under its term loan B facility and $162.5 million under the term loan C facility. The amount the Company can borrow, however, is subject to certain restrictions as described below.  As of December 31, 2007, the Company could borrow $15.9 million under its credit facilities.

On December 31, 2007, $72.4 million was outstanding under the term loan B facility, $162.5 million was outstanding under the term loan C facility and $13.0 million was outstanding under the revolving credit facility.  The borrowing capacity under the revolving credit facility steps down in three 10% increments on June 30, 2007, December 31, 2007 and June 30, 2008, and matures on March 25, 2009.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require the Company, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If the Company is required to make these prepayments, its borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At December 31, 2007, the blended interest rate on amounts outstanding under the credit facilities was 6.64%.

The credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits the Company’s ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of its business. The credit facilities also require the Company to satisfy specified financial covenants, which covenants require the Company on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.0 to 1 through March 31, 2009 increasing in increments until June 30, 2009, at which point it will remain at 2.5 to 1 through the remaining term of the credit facilities), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.0 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 4.0 to 1 through the remaining term of the credit facilities), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of the Company’s assets and its  subsidiaries’ assets and pledges of all of the capital stock of its  subsidiaries.

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

Swingline Credit Facility

On June 1, 2005, the Company entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended on June 1, 2007.  As collateral for the Swingline, the Company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of December 31, 2007, $2.9 million was outstanding under the Swingline bearing interest of 7.00%.

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

During the year ended December 31, 2005, the Company repurchased an aggregate amount of $0.3 million of its 9% Notes through open market repurchases.  As a result, the Company reported $24,000 as a loss on early redemption of long-term debt in the Consolidated Statement of Operations.

On July 6, 2006, the Company, through the borrowings under its term loan C facility, redeemed the remainder of its  outstanding 9% Notes.  The redemption price, as set for in the notes, of 104.5% of the principal outstanding of $94.0 million, resulted in a pre-tax loss of approximately $3.6 million, including the write-off of unamortized bond issued costs and interest rate swap settlement amounts, which is reported as a loss on early retirement of long-term debt.

7¾% Senior Subordinated Notes due 2010

In December 2002, HoldCo issued $100.0 million of 7¾% Senior Subordinated Notes, the proceeds of which were used to redeem the 9½% senior subordinated notes on January 22, 2003.

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

Other Debt

The Company has several capital leases related to various data processing equipment. The obligation recorded at December 31, 2006 and 2007 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2007 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)

2008	$ 6,667
2009	16,719
2010	330,138
2011	33
2012	38
Thereafter	689
354,284
Fair value of interest rate swap	2,489
$ 356,773

NOTE 5. INCOME TAXES

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following at December 31:

	2005	2006	2007
	(Dollars in thousands)
Current:
Federal	$ 149	$ (46)	$ —
State	251	351	452
	400	305	452
Deferred:
Federal	7,623	9,924	5,743
State	515	867	425
	8,138	10,791	6,168
Provision for income taxes	$ 8,538	$ 11,096	$ 6,620

Discontinued operations are reported net of the tax provision (benefit) of ($0.2) million in 2005, $1.6 million in 2006 and $0.2 million in 2007.

 The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2006	2007
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$ 4,898	$ 5,407
Net operating loss, AMT credit and other carryforwards	35,275	36,997
State taxes	122	158
Other	988	1,655
Total deferred tax assets	41,283	44,217
Valuation allowance for deferred tax assets	(4,752)	(1,788)
Net deferred tax assets	$ 36,531	$ 42,429
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$ 10,537	$ 9,521
Excess of net book value of intangible assets for financial reporting purposes over tax basis	74,395	85,823
Unrecognized tax benefits	—	3,894
Other	514	(995)
Total deferred tax liabilities	85,446	98,243
Net deferred tax liabilities	$ 48,915	$ 55,814

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2006	2007
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$ 5,020	$ 5,567
Deferred income tax liability per balance sheet	(53,935)	(61,381)
	$ (48,915)	$ (55,814)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$ 7,563	$ 9,700	$ 5,120
Effect of state taxes, net of federal	486	767	570
Permanent items	289	777	779
Other, net	200	(148)	151
Provision for income taxes	$ 8,538	$ 11,096	$ 6,620

      At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $69.2 million which expire in 2020 through 2025 and for state income tax purposes of approximately $557.9 million which expire in years 2007 through 2025. For financial reporting purposes at December 31, 2007 the Company has a valuation allowance of $1.8 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards which may not be realized.

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years.  The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $12.7 million, $13.9 million and $15.1 million in 2005, 2006 and 2007, respectively.

      Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2008	$ 1,234	$ 8,636	$ 9,870
2009	980	8,246	9,226
2010	698	7,723	8,421
2011	611	6,666	7,277
2012	263	6,396	6,659
Thereafter	2,711	41,548	44,259
	$ 6,497	$ 79,215	$ 85,712

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

Prior to January 1, 2006, the Company accounted for its  employee stock-based compensation under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 did not require the recognition of compensation expense for its  stock options because the exercise price of these instruments was equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company has elected to adopt the alternative transition method provided in the FASB staff position for calculating the tax effects of share-based compensation according to SFAS No. 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee and director share-based awards that are outstanding upon adoption of SFAS No. 123(R).

As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), the Company’s income from continuing operations before income taxes for the year ended December 31, 2006, and 2007 was lower by $4.3 million and $3.4 million, respectively than if the Company had continued to account for stock options under APB No. 25.  Additionally, the Company’s net income was lower by $2.6 million and $1.9 million for the year ended December 31, 2006 and 2007, respectively.  Basic earnings per share and diluted earnings per share for the year ended December 31, 2006 and 2007 were lower by $0.11and $0.08, respectively, than if the Company had continued to account for stock options under APB No. 25.

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2007:

	Year Ended December 31,
	2006	2007
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 3,372	$ 2,338
Restricted stock shares compensation expense included in corporate expenses	91	59
Stock option compensation expense included in broadcast operating expenses	798	830
Stock option compensation expense included in non-broadcast operating expenses	73	154
Total stock-based compensation expense, pre-tax	$ 4,334	$ 3,381
Tax benefit from stock-based compensation expense	(1,746)	(1,499)
Total stock-based compensation expense, net of tax	$ 2,588	$ 1,882

The above table does not reflect any stock option compensation for the years ended December 31, 2005 as the Company did not record stock option expense under APB No. 25, as discussed above.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions to its stock options as provided under SFAS No. 123:

Year Ended December 31,
2005
(Dollars in thousands)
Net income, as reported	$12,662
Add: Stock-based compensation, as reported	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax	(3,346)
Pro forma net income	$9,316
Earnings per share:
Basic earnings per share - as reported	$0.49
Basic earnings per share - pro forma	$0.36
Diluted earnings per share - as reported	$0.49
Diluted earnings per share - pro forma	$0.36

For purposes of this pro forma disclosure, the fair values of stock options were estimated using the Black-Scholes option valuation model and amortized to expense over the options’ vesting periods.

Employee stock option and restricted stock grants

The Plan allows the Company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the Company. The option exercise price is set at the closing price of the Company’s common stock on the date of grant, and the related number of shares granted is fixed at that point in time.  The Plan also provides for grants of restricted units. Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  Non-employee directors of the company have received restricted stock grants that vest one year from the date of issuance as well as stock options that vest immediately.    The Company does not allow key employees (restricted persons) from exercising an option during a pre-defined black out period.  The Company does have a 10b5-1 Plan available to certain employees to exercise according to predefined criteria.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over a six to nine year term that is generally commensurate with the expected term of the option.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS 123(R) between these methods of accounting for forfeitures. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2005	2006	2007
Expected volatility	50.0% - 57.6%	47.2% - 55.0%	43.18% - 46.4%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	4	5 - 8	6 - 9
Risk-free interest rate	4.20%	4.93%	4.55%

Stock option information with respect to the Company’s stock-based compensation plans during the three years ended December 31, 2007 is as follows (Dollars in thousands, except share amounts, weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	1,467,966	$ 25.53	$ 12.61		$ 37,513
Granted	487,603	18.48	5.35		9,013
Exercised	(2,250)	14.75	7.35		17
Forfeited or expired	(29,050)	21.28	10.44		652
Outstanding at December 31, 2005	1,924,269	23.82	10.81	5.1 years	$ 45,841
Exercisable at December 31, 2005	1,024,385	24.71	12.30	3.4 years	$ 25,316

Outstanding at January 1, 2006	1,924,269	$ 23.82	$ 10.81		$ —
Granted	350,950	13.63	6.27		—
Exercised	(8,250)	11.58	8.74		9
Forfeited or expired	(120,405)	22.19	15.50		—
Outstanding at December 31, 2006	2,146,564	22.30	13.88	4.5 years	—
Exercisable at December 31, 2006	1,347,787	25.14	15.82	3.1 years	—

Outstanding at January 1, 2007	2,146,564	$ 22.30	$ 13.88		—
Granted	395,400	11.78	8.08
Exercised	(2,500)	11.81	—		$ 4
Forfeited or expired	(117,440)	19.59	13.75
Outstanding at December 31, 2007	2,422,024	20.73	13.98	4.3 years	$ —
Exercisable at December 31, 2007	1,475,337	24.24	15.07	2.7 years	$ —

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates. Information regarding the Company’s restricted stock during the three years ended December 31, 2007 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2005	—
Granted	5,000	$ 17.90
Lapsed	—	—
Forfeited	—	—
Non-Vested at December 31, 2005	5,000	$ 17.90

Non-Vested at January 1, 2006	5,000	$ 17.90
Granted	6,000	11.15
Lapsed	(5,000)	17.90
Forfeited	—	—
Non-Vested at December 31, 2006	6,000	$ 11.15

Non-Vested at January 1, 2007	6,000	$ 11.15
Granted	5,000	10.15
Lapsed	(6,000)	11.15
Forfeited	—	—
Non-Vested at December 31, 2007	5,000	$ 10.15

         As of December 31, 2007, there was $4.2 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.5 years.

  Additional information regarding options outstanding as of December 31, 2007, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price

$ 7.00 - $12.00	382,400	6.4	$ 11.63	28,750	$ 11.23
$12.01 - $15.00	426,200	6.4	$ 13.80	148,613	$ 14.16
$15.01 - $18.00	227,920	4.6	$ 16.72	123,420	$ 16.69
$18.01 - $21.00	186,500	6.2	$ 19.08	75,750	$ 19.07
$21.01 - $24.00	340,278	2.3	$ 22.57	315,728	$ 22.61
$24.01 - $27.00	103,726	3.5	$ 24.97	78,076	$ 25.21
$27.01 - $30.00	755,000	2.8	$ 29.45	705,000	$ 29.41
$ 7.00 - $30.00	2,422,024	4.3	$ 20.73	1,475,337	$ 24.24

NOTE 8. RELATED PARTY TRANSACTIONS

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the Company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2005, 2006 and 2007 amounted to $127,000, $122,000 and $138,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the Company’s CEO and its Chairman of the Board.  Rental expense under these leases included in operating expense for 2005, 2006 and 2007 amounted to $1.1 million, $1.1 million and $1.2 million, respectively.

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

Radio Stations Owned by Mr. Hinz

Mr. Hinz, a director of the Company, through companies or entities controlled by him, operates three radio stations in Southern California. These radio stations are formatted in Christian Teaching and Talk programming in the Spanish language. Operating radio stations with such programming in the markets reached by such stations is not currently part of Salem’s current business strategy.

Truth For Life - Mr. Hinz and Mr. Weinberg

Truth For Life is a non-profit organization that is a customer of Salem Communications.  During 2005, 2006 and 2007, the Company was paid approximately $1.6 million, $2.0 million and $2.2 million, respectively, by Truth For Life for airtime on its stations.  Mr. Hinz is an active member of the board of directors of Truth for Life.  Mr. Weinberg served on the board of directors of Truth For Life through June of 2007.

Split-Dollar Life Insurance

The Company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. The premiums were $230,000, for each of the years ended December 31, 2005, 2006 and 2007, respectively.  The Company is the owner of the policies and is entitled to recover all of the premiums paid on these policies.   The Company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value. As of December 31, 2006 and 2007, the Company recorded an asset of $1.0 million and $1.5 million, respectively.  Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the Company rents aircraft from a company which is owned by Edward G. Atsinger III. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at what the Company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2005, 2006 and 2007 amounted to approximately $226,000, $235,000 and $368,000 respectively.

Americans of Faith - Mr. Atsinger

Edward G. Atsinger III is the co-chair of the board of directors of Americans of Faith, a non-profit organization.  The Company made charitable contributions to Americans of Faith of $30,000 in the year ended December 31, 2005.

Employment of Edward C. Atsinger

Edward C. Atsinger, son of Edward G. Atsinger, III and beneficial owner of approximately 5.78% of the Company’s Class A common stock, was employed in the capacity of Producer until June 2, 2005.  In 2005 he was paid $29,000 for his services.

NOTE 9. DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company matches 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period.  The Company contributed and expensed $1.2 million, $1.0 million and $1.1 million to the 401(k) Plan in 2005, 2006 and 2007, respectively.

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

On May 5, 2004, Salem sold 2,325,000 shares of its Class A common stock at $30.00 per share in a public offering, generating offering proceeds of approximately $65.7 million, net of approximately $4.0 million of offering commissions and costs.  In addition, the Chairman and Chief Executive Officer sold 290,000 shares and 485,000 shares of Class A common stock, respectively, in the public offering in May 2004, which was beneficially owned by them. Salem did not receive any monies from the sale of shares by these selling stockholders

.

In November 2004, the Company’s Board of Directors authorized a $25.0 million stock repurchase program subject to the Company remaining in compliance with its credit facilities and bond indenture, which limit the Company’s ability to repurchase shares.  The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.   This repurchase program terminated on December 31, 2007.  The amount the Company may repurchase may be limited by certain restrictions under its credit facilities.

During the year ended December 31, 2007, Salem had repurchased 2,317,650 shares of Class A common stock for approximately $34.0 million at an average price of $14.67 per share, and had 23,668,788 shares of its Class A and Class B common stock outstanding.  During the year ended December 31, 2006, Salem had repurchased 1,490,625 shares of Class A common stock for approximately $20.7 million at an average price of $13.87 per share.

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

As discussed in Note 1, the Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $3.4 million of stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2007 in comparison to $4.3 million for the year ended December 31, 2006.

NOTE 11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

As of December 2007, the Company had a plan in place to sell radio station WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin.  Formal sale agreements were entered in January 2008.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the net assets of WRRD-AM and WFZH-FM as assets held for sale.  The financial results of these stations are reported as discontinued operations.  All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to current period presentation.

	March 31		June 30		September 30		December 31
	2006	2007	2006	2007	2006	2007	2006	2007
(Dollars in thousands, except per share data)

Total revenue	$ 51,539	$ 55,596	$ 57,547	$ 59,437	$ 57,410	$ 57,565	$ 59,240	$ 59,128
Operating income	10,658	11,826	26,102	10,831	10,980	10,015	9,970	7,097
Net income before discontinued operations	2,364	2,928	11,575	2,867	628	2,050	1,870	163
Net income	$ 2,715	$ 2,965	$ 11,566	$ 2,924	$ 1,453	$ 2,098	$ 3,265	$ 188
Basic earnings per share from continuing operations	$ 0.10	$ 0.12	$ 0.48	$ 0.12	$ 0.03	$ 0.09	$ 0.08	$ 0.01
Diluted earnings per share from continuing operations	$ 0.10	$ 0.12	$ 0.48	$ 0.12	$ 0.03	$ 0.09	$ 0.08	$ 0.01
Basic and diluted earnings per share	$ 0.11	$ 0.12	$ 0.48	$ 0.12	$ 0.06	$ 0.09	$ 0.14	$ 0.01
Basic and diluted earnings per share	$ 0.11	$ 0.12	$ 0.47	$ 0.12	$ 0.06	$ 0.09	$ 0.14	$ 0.01

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

Management uses operating income before depreciation, amortization, legal settlement, impairment of goodwill and (gain) loss on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcasting	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
December 31, 2007
Net revenue	$ 206,596	$ 25,130	$ —	$ 231,726
Operating expenses	131,796	23,093	22,314	177,203
Operating income (loss before depreciation, amortization, legal settlement, impairment of goodwill and (gain) loss on disposal of assets)	74,800	2,037	(22,314)	54,523
Depreciation	10,174	761	1,112	12,047
Amortization	148	2,868	19	3,035
Operating income (loss) before income taxes	64,478	(1,592)	(23,445)	39,441

December 31, 2006
Net revenue	$ 206,367	$ 19,369	$ —	$ 225,736
Operating expenses	129,438	18,172	24,043	171,653
Operating income (loss before depreciation, amortization, legal settlement, impairment of goodwill and (gain) loss on disposal of assets)	76,929	1,197	(24,043)	54,083
Depreciation	9,859	862	1,185	11,906
Amortization	696	2,405	19	3,120
Operating income (loss) before income taxes	66,374	(2,070)	(25,247)	39,057

December 31, 2005
Net revenue	$ 196,885	$ 10,790	$ —	$ 207,675
Operating expenses	119,740	9,889	19,607	149,236
Operating income (loss) before depreciation, amortization, legal settlement, impairment of goodwill and (gain) loss on disposal of assets)	77,145	901	(19,607)	58,439
Depreciation	9,960	394	1,045	11,399
Amortization	927	518	15	1,460
Operating income (loss) before income taxes	66,258	(11)	(20,667)	45,580

	Radio Broadcasting	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
December 31, 2007
Total property, plant and equipment, net	$ 115,025	$ 5,524	$ 10,538	$ 131,087
Goodwill	4,858	13,770	8	18,636
December 31, 2006
Total property, plant and equipment, net	$ 114,847	$ 2,830	$ 10,279	$ 127,956
Goodwill	5,011	15,587	8	20,606

NOTE 12. SEGMENT DATA (CONTINUED).

Reconciliation of operating income before depreciation, amortization, legal settlement, impairment of goodwill, cost of terminated offering and gain (loss) on disposal of assets to pretax income;
	2005	2006	2007
	(Dollars in thousands)
Operating income before depreciation, amortization, legal settlement, impairment and gain/loss on disposal of assets	$58,439	$54,083	$54,523
Depreciation expense	(11,399)	(11,906)	(12,047)
Amortization expense	(1,460)	(3,120)	(3,035)
Legal settlement	(650)	—	—
Impairment of goodwill	—	—	(1,862)
Interest income	207	210	183
Gain / (loss) on disposal of assets	(522)	18,653	2,190
Interest expense	(22,559)	(26,342)	(25,488)
Loss on early redemption of long-term debt	(24)	(3,625)	—
Other income (expense), net	(506)	(420)	164
Income from continuing operations before income taxes	$21,526	$27,533	$14,628

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of HoldCo as the issuer of the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company. Separate financial information of HoldCo on an unconsolidated basis is not presented because HoldCo has substantially no assets, operations or cash other than its investments in subsidiaries. Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes. HoldCo and AcquisitionCo are 100% owned by Salem and HoldCo owns 100% of all of its subsidiaries. All subsidiaries of HoldCo are guarantors. The net assets of HoldCo are subject to certain restrictions which, among other things, require HoldCo to maintain certain financial covenant ratios, and restrict HoldCo and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of HoldCo as of December 31, 2007, amounted to $223.7 million. Included in intercompany receivables of HoldCo presented in the consolidating balance sheet below is $82.7 million of amounts due from Salem and AcquisitionCo as of December 31, 2007.

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ 94	$ 157	$ 196	$ —	$ 447
Trade accounts receivable, net	—	2,896	236	26,898	—	30,030
Other receivables	—	4	—	631	—	635
Prepaid expenses	—	103	282	2,236	—	2,621
Deferred income taxes	—	450	98	5,019	—	5,567
Assets of discontinued operations	—	1,631	—	6,968	—	8,599
Total current assets	—	5,178	773	41,948	—	47,899
Investment in subsidiaries	226,162	—	—	—	(226,162)	—
Property, plant and equipment, net	—	8,807	609	121,671	—	131,087
Broadcast licenses	—	93,108	—	371,441	—	464,549
Goodwill	—	10,281	712	7,643	—	18,636
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	3,855	963	1,261	—	6,079
Bond issue costs	—	—	—	444	—	444
Bank loan fees	—	—	—	1,994	—	1,994
Intercompany receivables	101,799	11,277	—	141,957	(255,033)	—
Other assets	—	75	30	6,113	—	6,218
Total assets	$327,961	$ 132,581	$ 5,979	$ 694,472	$ (481,195)	$ 679,798

Current liabilities:
Accounts payable	$ —	$ (10)	$ 96	$ 1,239	$ —	$ 1,325
Accrued expenses	—	612	474	5,048	—	6,134
Accrued compensation and related expenses	—	728	148	6,421	—	7,297
Accrued interest	—	—	—	553	—	553
Deferred revenue	—	346	2,113	1,746	—	4,205
Income taxes payable	—	(8)	2	115	—	109
Current maturities of long-term debt	—	1,242	—	5,425	—	6,667
Total current liabilities	—	2,910	2,833	20,547	—	26,290
Intercompany payables	93,972	110,917	16,399	33,745	(255,033)	—
Long-term debt	—	1,342	—	346,275	—	347,617
Fair value of interest rate swap agreements	—	—	—	2,489	—	2,489
Deferred income taxes	811	12,321	(10,789)	59,038	—	61,381
Deferred revenue	—	155	—	7,345	—	7,500
Other liabilities	—	19	—	1,324	—	1,343
Total stockholders’ equity	233,178	4,917	(2,464)	223,709	(226,162)	233,178
Total liabilities and stockholders’ equity	$ 327,961	$ 132,581	$ 5,979	$ 694,472	$ (481,195)	$ 679,798

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING STATEMENT OF OPERATIONS
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31, 2007
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$10,818	$ —	$198,439	$(2,661)	$206,596
Non-broadcast revenue	—	13,335	7,293	5,589	(1,087)	25,130
Total revenue	—	24,153	7,293	204,028	(3,748)	231,726
Operating expenses:
Broadcasting operating expenses	—	7,330	—	124,329	137	131,796
Non-broadcast operating expenses	—	12,966	8,658	4,352	(2,883)	23,093
Corporate expenses	—	1,342	—	21,974	(1,002)	22,314
Impairment of goodwill	—	—	1,862	—	—	1,862
Amortization	—	1,677	490	868	—	3,035
Depreciation	—	1,073	171	10,803	—	12,047
(Gain) loss on disposal of assets	—	10	—	(2,200)	—	(2,190)
Total operating expenses	—	24,398	11,181	160,126	(3,748)	191,957
Operating income (loss)	—	(245)	(3,888)	43,902	—	39,769
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	9,080	—	—	—	(9,080)	—
Interest income	7,807	13	—	13,789	(21,426)	183
Interest expense	(9,370)	(9,957)	(1,603)	(25,984)	21,426	(25,488)
Other income (expense), net	—	—	—	164	—	164
Income (loss) before income taxes	7,517	(10,189)	(5,491)	31,871	(9,080)	14,628
Provision (benefit) for income taxes	(658)	(3,292)	(1,766)	12,336	—	6,620
Income from continuing operations	8,175	(6,897)	(3,725)	19,535	(9,080)	8,008
Income from discontinued operations, net of tax	—	109	—	58	—	167
Net income (loss)	$8,175	$(6,788)	$(3,725)	$19,593	$(9,080)	$8,175
Other comprehensive income (loss)	(2,267)	—	—	(2,267)	2,267	(2,267)
Comprehensive income

(loss)	$5,908	$(6,788)	$(3,725)	$17,326	$(6,813)	$5,908

NOTE 14. SUBSEQUENT EVENTS (UNAUDITED)

On January 9, 2008, the Company entered into an agreement to sell radio station WRRD-AM in Milwaukee, Wisconsin for approximately $3.8 million.  The Company entered an LMA agreement with the buyer effective as of February 14, 2008, under which the buyer will begin programming the station.  The transaction is subject to approval of the FCC and is expected to close in the first quarter of 2008.

On January 10, 2008, the Company entered into an agreement to sell radio station WHKZ-AM in Cleveland (Warren), Ohio, for approximately $0.6 million.   The transaction is subject to approval of the FCC and is expected to close in the third quarter of 2008.

On January 16, 2008, the Company entered into an agreement to sell radio station WFZH-FM in Milwaukee, Wisconsin for approximately $8.1 million.  The Company entered an LMA agreement with the buyer effective as of February 15, 2008, under which the buyer will begin programming the station and pay a majority of operational costs of the station.  The transaction is subject to approval of the FCC and is expected to close in the second quarter of 2008.

On January 16, 2008, the Company announced its plan to discontinue publishing the CCM Magazine as of the April 2008 issue.  The magazine will be shut down, resulting in the termination of employees and refunds to customers for subscriptions paid in advance.  As a result of this decision, the Company recorded an impairment charge in the fourth quarter of 2007 of $1.9 million equal to the value of goodwill associated with CCM Magazine.  The operating results for CCM Magazine will be reported as a discontinued operation as of the date operations cease, or during the first quarter of 2008.  This decision does not impact the other publications printed by Salem Publishing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded accurately, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c) Attestation Report of Registered Public Accounting Firm The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Singer Lewak Greenbaum & Goldstein LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited Salem Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Salem Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Salem Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Salem Communications Corporation and subsidiaries and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, CA

March 13, 2008

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

      2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2005, 2006 and 2007 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance	Charged to
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2005 Allowance for Doubtful Accounts	$8,109	$2,793	$(3,687)	$7,215
Year Ended December 31, 2006 Allowance for Doubtful Accounts	7,215	3,566	(3,175)	7,606
Year Ended December 31, 2007 Allowance for Doubtful Accounts	7,606	3,233	(2,708)	8,131

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3. Exhibits.

EXHIBIT LIST

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02.01	Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	333-41733-29	04/14/99	3.2
3.02.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	000-26497	06/26/07	3.1
3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01
3.04.01	Bylaws of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.02
3.04.02	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation.	10-Q	000-26497	08/09/07	3.04.01
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 6/30/99	4.09
4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09
4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02
4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11
4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12
4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28
4.1	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.1

4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25
4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26
4.18	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13
4.19	Amendment #4, dated as of October 24, 2007, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	10/30/07	4.19
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.01.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/26/07	10.2
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.02.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/26/07	10.1
10.03.01	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Eric H. Halvorson.	8-K	000-26497	06/26/07	10.3
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.04.02	Employment Agreement, effective as of July 1, 2007, between Salem Communications Holding Corporation and Joe D. Davis	8-K	000-26497	06/26/07	10.4
10.05.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.06.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.06.04	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13
10.06.09	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.06.10	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16
10.06.11	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.06.12	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.06.13	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.13.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	-	-	-		X
10.06.13.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	-	-	-		X
10.06.14	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.06.15	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21
10.06.17	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.06.18	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.06.19	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.07.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.02
10.07.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.03
10.07.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.04
10.07.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.05
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Propsal No. 2
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
10.1	Employment Agreement dated January 1, 2008, between Salem Communications Holding Corporation and Evan D. Masyr	8-K	000-26497	12/19/07	99.1
16.01	Letter from Ernst & Young LLP regarding change in certifying accountant	8-K	000-26497	06/12/07	16.1
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 13, 2008
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer
March 13, 2008
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	Chief Executive Officer
	(Principal Executive Officer)	March 13, 2008
Edward G. Atsinger III

/s/ ERIC H. HALVORSON	President and Chief Operating Officer
March 13, 2008
Eric H. Halvorson

/s/ EVAN D. MASYR	Senior Vice President and Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 13, 2008
Evan D. Masyr

/s/ STUART W. EPPERSON	Chairman
March 13, 2008
Stuart W. Epperson

/s/ DAVID DAVENPORT	Director
March 13, 2008
David Davenport

/s/ ROLAND S. HINZ	Director
March 13, 2008
Roland S. Hinz

/s/ PAUL PRESSLER	Director
March 13, 2008
Paul Pressler

/s/ RICHARD A. RIDDLE	Director
March 13, 2008
Richard A. Riddle

/s/ DENNIS M. WEINBERG	Director
March 13, 2008
Dennis M. Weinberg

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.06.13.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.
10.06.13.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.
21.01	Subsidiaries of Salem Communications Corporation
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 10.06.13.01

AMENDMENT TO LEASE

This Amendment to Lease is made and entered into as of the 1st day of October, 1987, by and between Edward G. Atsinger III and Stuart W. Epperson, not individually but solely as co-trustees of the Epperson-Atsinger 1983 Family Trust, hereinafter referred to as “Landlord”, and Salem Media of Texas, Inc., a Texas corporation, hereinafter referred to as “Tenant”, with reference to the following recitals of facts:

R E C I T A L S

A.

The parties entered into a Lease Agreement as of March 1, 1983 (the “Lease Agreement”).

B.

The parties desire to make certain amendments to the Lease Agreement.

NOW, THEREFORE, in consideration of the following covenants, agreements, conditions and representations, the parties agree as follows:

1.

Option to Extend Term.   Paragraph 2 of the Lease Agreement is hereby amended to read as follows:

2.

Term: Option to Extend.   The term of this Lease is twenty-four (24) years, commencing on March 1, 1983, and terminating on February 28, 2007.  Tenant shall have the option, if Tenant is not at the time in default under this Lease, to extend the term of this Lease for up to two (2) successive periods of five (5) years each, with the termination dates of the renewal period(s) being February 28, 2012, and February 28, 2017, and, except as set forth in Paragraph 4, below, on the same terms, covenants and conditions herein contained.  Each option to extend the term shall be exercised only by Tenant’s delivery to Landlord by United States mail on or before 180 days prior to the commencement of the renewal term of written notice of Tenant’s election to extend as provided herein.

2.

Rent During Option Terms.   Paragraph 4 of the Lease Agreement is hereby amended by inserting the following new Subparagraphs 4.6 and 4.7, and by renumbering the current Subparagraphs 4.6 and 4.7 as Subparagraphs 4.8 and 4.9:

4.6

During the period March 1, 2007, through February 28, 2012 (if Tenant elects to extend the term of this Lease), a monthly amount equal to the greater of (i) Three Thousand Sixty-two and 50/100 Dollars ($3,062.50) or (ii) the Base Rent multiplied by a fraction, the numerator of which shall be the cost of living index figure for February, 2007 and the denominator of which shall be the Base Index.

4.7

During the period March 1, 2012, through February 28, 2017 (if Tenant elects to extend the term of this Lease), a monthly amount equal to the greater of (i) Three Thousand Three Hundred Twenty-five Dollars ($3,325.00) or (ii) the Base Rent multiplied by a fraction, the numerator of which shall be the cost of living index figure for February, 2012 and the denominator of which shall be the Base Index.

3.

Assignment and Subletting.   Paragraph 11 of the Lease shall be deleted and a new Paragraph 11 substituted which shall read as follows:

11.

Assignment and Subletting.

(a)

Tenant shall have the right to assign this Sublease to a firm or corporation controlled by its shareholders without the prior consent of the Landlord; provided, however, that Tenant shall remain liable for the performance of all the covenants and conditions herein contained in the event of any uncured default on the part of the assignee.  For the purposes of this subsection (a), the shareholders of Tenant shall be deemed in control of a firm or a corporation if their ownership interests, when combined, constitute more than fifty percent (50) of the voting rights of the firm or the corporation.

(b)

Tenant shall have the right to assign this Sublease to the assignee of all of the FCC authorizations (the “license”) for KSLR-AM, after approval by the FCC of the assignment or transfer of said license.  Tenant shall provide Landlord at least sixty (60) days’ written notice of its intent to assign its rights hereunder and shall provide Landlord with written confirmation of the assignment.  Upon assignment of this Lease to the successor licensee, Tenant shall have no further liability under this Lease except for any uncured defaults which arose prior to the assignment.

(c)

Except as provided in subsections (a) and (b), above, Tenant shall not have the right to assign this Lease, or any part hereof, to any third person(s), firm(s) or corporation(s) without the prior written consent of Landlord, which shall not be unreasonably withheld.

4.

Landlord’s Option to Relocate.   A new Paragraph 34 shall be added to the Lease Agreement which shall read as follows:

34.

Landlord’s Right to Relocate.   Landlord shall have the right to relocate Tenant’s radio station and related equipment and thereafter terminate this Lease if, prior to such termination, Landlord has provided Tenant with another site for operation of the station which provides a total coverage area equal to or better than is presently available at the premises.  Landlord’s rights hereunder are further conditioned upon any relocation being done without disruption of Tenant’s ability to broadcast.  Landlord shall provide Tenant with a lease at the new site on the same terms and conditions as the remaining term of this Lease.  All expenses associated with this relocation will be paid in full by Landlord, including without limitation all costs of installation, supervision, proofs of performance, and all reasonable costs incurred by attorneys, engineers, and other parties consulted by Tenant in connection with the relocation.

5.

No Other Amendments.   Except as specifically set forth herein, all other terms and conditions of the Lease Agreement shall remain in full force and effect.

IN WITNESS WHEREOF the undersigned have executed this Agreement as of the day, month and year first-above written.

LANDLORD:

THE EPPERSON-ATSINGER

1983 FAMILY TRUST

/s/ Stuart W. Epperson

Stuart W. Epperson, Co-Trustee

/s/ Edward G. Atsinger III

Edward G. Atsinger III, Co-Trustee

TENANT:

SALEM MEDIA OF TEXAS, INC.,

            a Texas corporation

By: /s/ Edward G. Atsinger III

                   President

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

EXHIBIT 10.06.13.01

SECOND AMENDMENT TO LEASE

THIS AMENDMENT TO LEASE is made and entered into as of the 7th day of January, 1987, by and between Edward G. Atsinger III and Stuart W. Epperson, not individually but solely as co-trustees of the Epperson-Atsinger 1983 Family Trust, hereinafter referred to as “Landlord,” and Salem Media of Texas, Inc., a Texas corporation, hereinafter referred to as “Tenant”, with reference to the following recitals of facts:

RECITALS

A.

The parties entered into a Lease Agreement as of March 1, 1983, as amended by Amendment to Lease as of October 1, 1987 (the “Lease Agreement”).

B.

The parties desire to make certain amendments to the Lease Agreement.

NOW, THEREFORE, for good and valuable consideration, the parties agree as follows:

1.

Subordination of Lease.   Section 26 of the Lease Agreement is hereby amended by adding at the end of said Section the following sentence: “Notwithstanding the foregoing, no subordination or attornment pursuant to the provisions of this Section 26 shall be effective unless, prior to the date any party desiring such subordination or attornment obtains title to the leased premises or any part thereof, such party has acknowledged by written notice to Tenant that this Lease and Tenant’s rights hereunder shall continue undisturbed while Tenant is not in default hereunder; except that such party shall not be (i) liable for any act or omission of any prior Landlord or (ii) subject to any offsets or defenses which Tenant might have against any prior Landlord or (iii) bound by any amounts which Tenant might have paid as rent to any prior Landlord for a period ending beyond the end of the month following the month in which such party acquired title to the leased premises or any part thereof.”

2.

No Other Amendments.   Except as specifically set forth herein, all other terms and conditions of the Lease Agreement shall remain in full force and effect.

3.

Lease Agreement.   A true and correct copy of the Lease Agreement is attached hereto as Exhibit A.

IN WITNESS WHEREOF the undersigned have executed this Agreement as of the day, month and year first-above written.

LANDLORD:

THE EPPERSON-ATSINGER

1983 FAMILY TRUST

/s/ Stuart W. Epperson

Stuart W. Epperson, Co-Trustee

/s/ Edward G. Atsinger III

Edward G. Atsinger III, Co-Trustee

TENANT:

SALEM MEDIA OF TEXAS, INC., a

Texas corporation

By: /s/ Edward G. Atsinger III

       President

THE STATE OF NORTH CAROLINA

  ss.

COUNTY OF Forsythe

)

Before me Linda R. Lynch on this day personally appeared, Stuart W. Epperson, co-trustee of the Epperson-Atsinger 1983 Family Trust, known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that he executed the same for the purpose and consideration therein expressed.

[Seal]

Given under my hand and seal of office this 5th day of January A.D., 1988.

/s/ Linda R. Lynch

Notary Public

    My commission expires  April 20, 1988

   [official seal]

THE STATE OF TEXAS

)

)  ss.

COUNTY OF Bexar

)

Before me Robert N. Lepine on this day personally appeared, Edward G. Atsinger III, co-trustee of the Epperson-Atsinger 1983 Family Trust, known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that he executed the same for the purpose and consideration therein expressed.

[Seal]

Given under my hand and seal of office this 7 day of January A.D., 1988.

/s/ Robert N. Lepine

Notary Public

        My commission expires  9-30-90

THE STATE OF TEXAS

)

)  ss.

COUNTY OF Bexar

)

Before me Robert N. Lepine on this day personally appeared, Edward G. Atsinger III, the President of Salem Media of Texas, Inc., known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that he executed the same for the purpose and consideration therein expressed.

[Seal]

Given under my hand and seal of office this 7 day of January A.D., 1988.

/s/ Robert N. Lepine

Notary Public

        My commission expires  9-30-90

EXHIBIT 21.01

SUBSIDIARIES OF SALEM COMMUNICATIONS CORPORATION

Name	State of Formation
Bison Media, Inc.	Colorado
Caron Broadcasting, Inc.	Ohio
CCM Communications, Inc.	Tennessee
Common Ground Broadcasting, Inc.	Oregon
Inspiration Media, Inc.	Washington
Inspiration Media of Texas, LLC	Texas
New Inspiration Broadcasting Company, Inc.	California
NI Acquisition Corp.	California
OnePlace, LLC	Delaware
Pennsylvania Media Associates, Inc.	Pennsylvania
Reach Satellite Network, Inc.	Tennessee
Salem Consumer Products	Delaware
Salem Communications Acquisition Corporation	Delaware
Salem Communications Holding Corporation	Delaware
Salem Media Corporation	New York
Salem Media of Colorado, Inc.	Colorado
Salem Media of Hawaii, Inc.	Delaware
Salem Media of Illinois, LLC	Delaware
Salem Media of Kentucky, Inc.	Kentucky
Salem Media of New York, LLC	Delaware
Salem Media of Ohio, Inc.	Ohio
Salem Media of Oregon, Inc.	Oregon
Salem Media of Texas, Inc.	Texas
Salem Media of Virginia, Inc.	Virginia
Salem Music Network, Inc.	Texas
Salem Radio Network Incorporated	Delaware
Salem Radio Operations, LLC	Delaware
Salem Radio Properties, Inc.	Delaware
Salem Radio Representatives, Inc.	Texas
Salem Satellite Media, LLC	Delaware
SCA License Corporation	Delaware
SCA-Palo Alto, LLC	Delaware
SCHC Lubbock Application, Inc.	Texas
South Texas Broadcasting, Inc.	Texas
SRN News Network, Inc.	Texas

(Revision 3-22-2006)

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (No. 333-40494 and 333-113794) on Form S-8 and in the Registration Statement (No. 333-86580) on Form S-3 of Salem Communications Corporation and subsidiaries of our report dated March 13, 2008 relating to our audit of the consolidated financial statements, and the financial statement schedule and internal control over financial reporting, which appear in this Annual Report on Form 10-K of Salem Communications Corporation and subsidiaries for the year ended December 31, 2007.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

March 13, 2008

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-40494 and 333-113794) pertaining to the Amended and Restated 1999 Stock Incentive Plan of Salem Communications Corporation and in the Registration Statement (Form S-3 No. 333-86580) of Salem Communications Corporation and in the related Prospectus of our report dated March 15, 2007, except for the accounting for discontinued operations as discussed in Note 1 and Note 2, as to which the date is March 11, 2008, included in this Annual Report (Form 10-K) for the year ended December 31, 2007.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 11, 2008

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

Date: March 13, 2008

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

Date: March 13, 2008

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Annual Report of the Company on Form 10-K for the period ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 13, 2008
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Annual Report of the Company on Form 10-K for the period ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 13, 2008
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer