Form 10-Q
period 2008-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2008-05-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes [   ]

No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 5, 2008
Common Stock, $0.01 par value per share	18,115,092 shares

Class B	Outstanding at May 5, 2008
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM COMMUNICATIONS CORPORATION
INDEX

FORWARD-LOOKING STATEMENTS

      From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws.  Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations.  These risks, as well as other risks and uncertainties, are detailed in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission.  Forward-looking statements made in this report speak as of the date hereof.  Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this report.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business.  These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2007	March 31, 2008
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$447	$1,349
Trade accounts receivable (less allowance for doubtful accounts of $8,131 in 2007 and $8,763 in 2008)	30,030	29,138
Other receivables	635	2,144
Prepaid expenses	2,621	1,411
Deferred income taxes	5,567	5,642
Assets held for sale	8,599	7,011
Total current assets	47,899	46,695
Property, plant and equipment (net of accumulated depreciation of $82,796 in 2007 and $85,460 in 2008)	131,087	130,180
Broadcast licenses	464,549	463,277
Goodwill	18,636	18,626
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $13,882 in 2007 and $14,550 in 2008)	6,079	5,458
Bond issue costs	444	407
Bank loan fees	1,994	1,741
Long-term notes receivable	1,168	2,534
Other assets	5,050	5,083
Total assets	$679,798	$676,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,325	$1,417
Accrued expenses	6,134	5,320
Accrued compensation and related expenses	7,297	7,061
Accrued interest	553	2,667
Deferred revenue	4,205	4,637
Current portion of long-term debt and capital lease obligations	6,667	5,126
Income tax payable	109	507
Total current liabilities	26,290	26,735
Long-term debt and capital lease obligations, less current portion	347,617	334,637
Fair value of interest rate swap agreements	2,489	6,063
Deferred income taxes	61,381	63,786
Deferred revenue	7,500	7,596
Other liabilities	1,343	1,275
Total liabilities	446,620	440,092
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,432,742 issued and 18,115,092 outstanding at December 31, 2007 and at March 31, 2008	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2006 and March 31, 2008	56	56
Additional paid-in capital	224,878	225,622
Retained earnings	43,538	48,561
Treasury stock, at cost (2,317,650 shares at December 31, 2007 and March 31, 2008)	(34,006)	(34,006)
Accumulated other comprehensive loss	(1,492)	(3,636)
Total stockholders’ equity	233,178	236,801
Total liabilities and stockholders’ equity	$679,798	$676,893
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
Net broadcasting revenue	$ 49,942	$ 48,359
Non-broadcast revenue	5,288	6,135
Total revenue	55,230	54,494
Operating expenses:
Broadcasting operating expenses, exclusive of depreciation and amortization shown below (including $310 and $316 for the quarter ended March 31, 2007 and 2008, respectively, paid to related parties)	32,086	32,128
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	4,958	6,239
Corporate expenses, exclusive of depreciation and amortization shown below (including $70 and $37 for the quarter ended March 31, 2007 and 2008, respectively, paid to related parties)	5,814	5,277
Depreciation (including $139 and $323 for the quarter ended March 31, 2007 and 2008, respectively, for non-broadcast businesses)	3,058	3,263
Amortization (including $738 and $647 for the quarter ended March 31, 2007 and 2008, respectively, for non-broadcast businesses)	810	668
Gain on disposal of assets	(3,269)	(6,014)
Total operating expenses	43,457	41,561
Operating income from continuing operations	11,773	12,933
Other income (expense):
Interest income	60	21
Interest expense	(6,454)	(6,074)
Other expense, net	(35)	(51)
Income from continuing operations before income taxes	5,344	6,829
Provision for income taxes	2,445	3,174
Income from continuing operations	2,899	3,655
Income from discontinued operations, net of tax	66	1,368
Net income	$ 2,965	$ 5,023
Other comprehensive loss, net of tax	(288)	(2,144)
Comprehensive income	$ 2,677	$ 2,879

Basic earnings per share data:
Earnings per share from continuing operations	$ 0.12	$ 0.15
Income per share from discontinued operations	—	0.06
Basic earnings per share	0.12	0.21
Diluted earnings per share data:
Earnings per share from continuing operations	$ 0.12	$ 0.15
Income per share from discontinued operations	—	0.06
Diluted earnings per share	0.12	0.21
Basic weighted average shares outstanding	23,848,603	23,668,788
Diluted weighted average shares outstanding	23,853,068	23,668,788
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
OPERATING ACTIVITIES
Income from continuing operations	$ 2,899	$ 3,655
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	754	746
Depreciation and amortization	3,868	3,931
Amortization of bond issue costs and bank loan fees	292	290
Amortization and accretion of financing items	31	17
Provision for bad debts	464	1,079
Deferred income taxes	2,388	3,760
Gain on disposal of assets	(3,269)	(6,014)
Changes in operating assets and liabilities:
Accounts receivable	1,320	176
Prepaid expenses and other current assets	(76)	1,210
Accounts payable and accrued expenses	816	1,927
Deferred revenue	620	528
Other liabilities	(29)	(68)
Income tax payable	(22)	397
Net cash provided by continuing operating activities	10,056	11,634
INVESTING ACTIVITIES
Capital expenditures	(4,081)	(2,931)
Purchase of non-broadcast properties	(300)	(47)
Proceeds from disposals of assets	7,060	4,503
Other	13	(88)
Net cash provided by investing activities	2,692	1,437
FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	2,500	—
Payments of long-term debt and notes payable	(13,924)	(12,983)
Net borrowings and repayments of Swingline credit facility	(1,241)	(1,558)
Proceeds from exercise of stock options	30	—
Tax benefit related to stock options exercised	1	—
Payments on loans and capital lease obligations	(13)	(28)
Other	(312)	(555)
Net cash used in financing activities	(12,959)	(15,124)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	99	(845)
Investing cash flows	—	3,800
Net cash provided by discontinued operations	99	2,955
Net increase (decrease) in cash and cash equivalents	(112)	902
Cash and cash equivalents at beginning of year	710	447
Cash and cash equivalents at end of period	$ 598	$ 1,349
Supplemental disclosures of cash flow information:
Interest	$ 4,863	$ 2,114
Income taxes	$ 168	$ 10
Noncash investing and financing activities:
Assets acquired through capital lease obligations	$ 800	$ —
Notes receivable acquired in exchange for radio station	—	3,250

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

Information with respect to the three months ended March 31, 2008 and 2007 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The balance sheet at December 31, 2007 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2007 consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications include the accounting for WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin and CCM Magazine, as discontinued operations as discussed in Note 3.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as discontinued operations for the three months ended March 31, 2008 and 2007.

NOTE 3. SIGNIFICANT TRANSACTIONS

On March 28, 2008, the Company sold radio station KTEK-AM in Houston, Texas to Business Radio Houston Licensee LLC for $7.8 million, including $4.5 million in cash, and $3.3 million in notes receivables.  The notes include a $1.8 million 90 day promissory note due on June 24, 2008 bearing interest at 8% and a $1.5 million seven year promissory note bearing interest at 8% with monthly installments due as of May 1, 2008.  The sale resulted in a pre-tax gain of $6.1 million.  The operating results of KTEK-AM were excluded from the Condensed Consolidated Statement of Operations beginning on February 1, 2008, the date the Company stopped operating the station pursuant to a Time Brokerage Agreement with the buyer.

On March 28, 2008, the Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million resulting in a pre-tax gain of $2.2 million.  The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 reflect WRRD-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

Other Pending Transactions:

On February 1, 2007, the Company entered into an agreement to purchase selected assets of radio station KTRO-AM, in Portland, Oregon subject to certain conditions, for $4.5 million.   The Company began operating the station under a local marketing agreement (“LMA”) effective the same date.   The accompanying Condensed Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date.  This transaction is subject to FCC approval and is not expected to close during the year ended December 31, 2008.

On January 10, 2008, the Company entered into an agreement to sell radio station WHKZ-AM in Cleveland (Warren), Ohio, for approximately $0.6 million.   The transaction is subject to approval of the FCC and is expected to close in the third quarter of 2008.

On April 11, 2008 the Company completed the purchase of WMCU-AM in Miami, Florida, for $12.25 million.  The Company began operating the station under an LMA effective on October 18, 2007.

On November 11, 2007 the Company entered into an agreement to purchase selected assets of radio station WAMD-AM in Baltimore, Maryland for approximately $3.0 million.    The transaction is subject to approval of the FCC and is expected to close in the fourth quarter of 2008.

On February 22, 2008 the Company entered into an agreement to sell radio station KKMO-AM in Seattle, Washington for approximately $3.7 million.  The transaction is subject to approval of the FCC and is expected to close in the third quarter of 2008.

Discontinued Operations:

During 2007, the Company had a plan in place to sell its radio stations in the Milwaukee market.  As noted above, the Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008.  On January 16, 2008, the Company entered into an agreement to sell radio station WFZH-FM in Milwaukee, Wisconsin for approximately $8.1 million.  The Company entered into an LMA agreement with the buyer effective as of February 15, 2008, under which the buyer will begin programming the station and pay a majority of operational costs of the station.  The transaction is subject to approval of the FCC and is expected to close in the second quarter of 2008.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three months ended March 31, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation.

The Company discontinued publishing the CCM Magazine as of March 2008.   The operating results for CCM Magazine have been reported as a discontinued operation as of the date operations ceased.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the three months ended March 31, 2008.  All prior periods have been revised to reflect the operating results of this entity as a discontinued operation to conform to the current period presentation.

The following table sets forth the components of income from discontinued operations, net of tax, for the three months ended March 31, 2007 and 2008.

	Three Months Ended March 31,
	2007	2008

	(Dollars in thousands)
Net Revenue	$ 863	$ 584
Operating expenses	743	519
Operating income	120	65
Gain on sale of radio station assets	—	2,222
Income from discontinued operations	$ 120	$ 2,287
Provision for income taxes	54	919
Income from discontinued operations, net of tax	$ 66	$ 1,368

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2007	2008

	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 507	$ 536
Restricted stock units compensation expense included in corporate expenses	16	14
Stock option compensation expense included in broadcast operating expenses	207	146
Stock option compensation expense included in non-broadcast operating expenses	24	50
Total stock-based compensation expense, pre-tax	$ 754	$ 746
Tax benefit from stock-based compensation expense	(345)	(347)
Total stock-based compensation expense, net of tax	$ 409	$ 399

Stock option and restricted stock grants

The Plan allows the Company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the Company. The option exercise price is set at the closing price of the Company’s common stock on the date of grant, and the related number of shares granted is fixed at that point in time.  The Plan also provides for grants of restricted stock. Eligible individuals may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  Non-employee directors of the Company have received restricted stock grants that vest one year from the date of issuance as well as stock options that vest immediately.  The Company does not allow key employees (restricted persons) from exercising an option during a pre-defined black out period.  Certain employees may have a 10b5-1 Plan available to exercise according to predefined criteria.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over a six to nine year term that is generally commensurate with the expected term of the option.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS 123(R) between these methods of accounting for forfeitures. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2007	2008
Expected volatility	67.0%	44.47% - 45.08%
Expected dividends	0.0%	3.68% - 4.91%
Expected term (in years)	5 – 8	6 - 12
Risk-free interest rate	4.53%	2.76% - 3.86%

Stock option information with respect to the Company’s stock-based compensation plan for the three months ended March 31, 2008 is as follows (dollars in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,422,024	$ 20.73	$ 13.98	4.3 years	$ —
Granted	55,000	5.48	1.86	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(61,895)	16.39	11.77	—	—
Outstanding at March 31, 2008	2,415,129	$ 20.49	$ 12.95	4.1 years	$ —
Exercisable at March 31, 2008	1,571,516	$ 23.42	$ 14.47	2.6 years	$ —

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding the Company’s restricted stock grants for the three months ended March 31, 2008 is as follows:

Restricted Stock	Shares	Weighted Average Exercise Price
Non-Vested at January 1, 2008	5,000	$ 10.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at March 31, 2008	5,000	$ 10.15

As of March 31, 2008, there was $3.5 million of total unrecognized compensation expense related to non-vested awards of stock options and restricted shares.  This cost is to be recognized over a weighted average period of 2.2 years.

NOTE 5. OTHER COMPREHENSIVE LOSS

Other comprehensive loss reflects changes in the fair value of each of the Company’s three cash flow hedges as follows:

	Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)
Mark-to-market loss	$ 480	$ 3,573
Less tax benefit	(192)	(1,429)
Other comprehensive loss	$ 288	$ 2,144

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB Statement No. 133.   SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.   The adoption of SFAS No. 161 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No.160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”)  SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  SFAS No. 159 was effective beginning January 1, 2008.  The Company adopted SFAS No. 159 on January 1, 2008 and has elected not to measure qualified financial assets or financial liabilities at fair value.  The adoption of SFAS No. 159 did  not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective beginning January 1, 2008.  In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.  The Company was required to adopt the provisions of SFAS No. 157 in 2008 as it relates to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133.  The adoption of SFAS No. 157 did  not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 7. EQUITY TRANSACTIONS

The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.   This repurchase program terminated December 31, 2007.

As discussed in Note 4, the Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $0.7 million of stock-based compensation expense has been recorded to additional paid-in capital for the three months ended March 31, 2008, in comparison to $0.8 million for the three months ended March 31, 2007.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

On October 24, 2007, the Company amended its credit facilities to ease certain financial covenants.  The amendment became effective upon the closing of the acquisition of WMCU-AM, which occurred on April 11, 2008.  Specifically, the total leverage ratio covenant increased to 6.75 to 1 through March 30, 2009.  Additionally, the senior leverage ratio covenant increased to 5.0 to 1 and the interest coverage ratio remained at 2.0 to 1 through March 30, 2009.

Long-term debt consisted of the following:

	December 31, 2007	March 31, 2008
	(Dollars in thousands)
Term loans under credit facility	$234,900	$234,900
Revolving line of credit under credit facility	13,000	-
Swingline credit facility	2,952	1,394
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,546	2,563
Capital leases and other loans	886	906
	354,284	339,763
Less current portion	6,667	5,126
	$347,617	$334,637

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2008 for each of the next five years and thereafter are as follows:

Twelve Months Ended March 31,	Amount
(Dollars in thousands)
2009	$5,126
2010	74,610
2011	259,266
2012	42
2013	40
Thereafter	679
$339,763

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2008
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,437	$(8,079)	$2,358
Domain and brand names	4,956	(2,648)	2,308
Favorable and assigned leases	1,582	(1,244)	338
Other amortizable intangible assets	3,033	(2,579)	454
	$20,008	$(14,550)	$5,458

	As of December 31, 2007
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,437	$(7,687)	$2,750
Domain and brand names	4,910	(2,458)	2,452
Favorable and assigned leases	1,581	(1,227)	354
Other amortizable intangible assets	3,033	(2,510)	523
	$19,961	$(13,882)	$6,079

Based on the amortizable intangible assets as of March 31, 2008, the Company estimates amortization expense for the next five years to be as follows:

Year Ending December 31,	Estimated future Amortization Expense
(Dollars in thousands)
2008 (April 1 – December 31)	$2,010
2009	1,429
2010	945
2011	379
2012	129
Thereafter	566
Total	$5,458

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,394,764 and 2,415,129 shares of Class A common stock and unvested restricted stock shares of 6,000, and 5,000 were outstanding at March 31, 2007 and 2008, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computation of diluted net income per share because their effect would be anti-dilutive.   The number of anti-dilutive shares was 4,465 as of March 31, 2007.  There were no dilutive shares on March 31, 2008.

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

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2008, was increased by approximately $20,000 as a result of the difference between the interest rates.  As of March 31, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $2.4 million. This amount, net of income taxes of approximately $0.9 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2008, was reduced by approximately $2,000 as a result of the difference between the interest rates.  As of March 31, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $2.0 million.  This amount, net of income taxes of approximately $0.8 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2008, was reduced by approximately $15,000 as a result of the difference between the interest rates. As of March 31, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $1.7 million.  This amount, net of income taxes of approximately $0.7 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $24,000 and $7,000 was recognized during the three months ended March 31, 2007 and 2008, respectively, related to the interest rate caps.

NOTE 12.  INCOME TAXES

The Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption the Company had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”) Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, the Company recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Consolidated Statements of Operations.  The Company recorded an increase in its unrecognized tax benefits of $0.2 million as of March 31, 2008.

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

NOTE 14. SEGMENT DATA

SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information” requires companies to provide certain information about their operating segments. The Company has one reportable operating segment - radio broadcasting.  The remaining non-reportable segments consist of Salem Web Network TM and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated in the following tables as non-broadcast.  The radio broadcasting segment also operates various radio networks.

Management uses operating income before depreciation, amortization and gain on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcasting	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
Three Months Ended March 31, 2007
Net revenue	$ 49,942	$ 5,288	$ —	$ 55,230
Operating expenses	32,086	4,958	5,814	42,858
Operating income (loss) before depreciation, amortization and gain on disposal of assets	17,856	330	(5,814)	12,372
Depreciation	2,632	139	287	3,058
Amortization	67	738	5	810
Operating income (loss) before income taxes	$ 15,157	$ (547)	$ (6,106)	$ 8,504

Three Months Ended March 31, 2008
Net revenue	$ 48,359	$ 6,135	$ —	$ 54,494
Operating expenses	32,128	6,239	5,277	43,644
Operating income (loss) before depreciation, amortization and gain on disposal of assets	16,231	(104)	(5,277)	10,850
Depreciation	2,615	323	325	3,263
Amortization	18	647	3	668
Operating income (loss) before income taxes	$ 13,598	$ (1,074)	$ (5,605)	$ 6,919

December 31, 2007
Total property, plant and equipment, net	$ 115,025	$ 5,524	$ 10,538	$ 131,087
Goodwill	4,858	13,770	8	18,636
March 31, 2008
Total property, plant and equipment, net	$ 114,062	$ 5,820	$ 10,298	$ 130,180
Goodwill	4,848	13,770	8	18,626

Reconciliation of operating income from continuing operations before depreciation, amortization and gain on disposal of assets to income from continuing operations before income taxes
	Three Months Ended
	March 31,
	2007	2008
	(Dollars in thousands)
Operating income from continuing operations before depreciation, amortization and gain on disposal of assets	$12,372	$10,850
Depreciation expense	(3,058)	(3,263)
Amortization expense	(810)	(668)
Interest income	60	21
Gain on disposal of assets	3,269	6,014
Interest expense	(6,454)	(6,074)
Other expense, net	(35)	(51)
Income from continuing operations before income taxes	$5,344	$6,829

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the 7¾% senior subordinated notes due 2010 (the “7 ¾ % Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company.  Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in subsidiaries.  Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes.  Salem Holding and Salem Communications Acquisition Corporation (“AcquisitionCo”) are 100% owned by Salem and Salem Holding owns 100% of all of its subsidiaries.  All subsidiaries of Salem Holding are guarantors. OnePlace LLC and CCM Communications, Inc. are aggregated and collectively referred to as “Non-broadcast”.  The net assets of Salem Holding are subject to certain restrictions which, among other things, require Salem Holding to maintain certain financial covenant ratios, and restrict Salem Holding and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of Salem Holding as of March 31, 2008, amounted to $231.2 million. Included in intercompany receivables of Salem Holding presented in the condensed consolidating balance sheet below is $80.7 million of amounts due from Salem and AcquisitionCo as of March 31, 2008.

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of March 31, 2008
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ 69	$ 404	$ 876	$ —	$ 1,349
Trade accounts receivable, net	—	3,115	273	25,750	—	29,138
Other receivables	—	3	—	2,141	—	2,144
Prepaid expenses	—	73	286	1,052	—	1,411
Assets of discontinued operations	—	52	—	6,959	—	7,011
Deferred income taxes	—	452	181	5,009	—	5,642
Total current assets	—	3,764	1,144	41,787	—	46,695
Investment in subsidiaries	230,844	—	—	—	(230,844)	—
Property, plant and equipment, net	—	9,101	566	120,513	—	130,180
Broadcast licenses	—	93,108	—	370,169	—	463,277
Goodwill	—	10,281	712	7,633	—	18,626
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	3,484	827	1,147	—	5,458
Bond issue costs	—	—	—	407	—	407
Bank loan fees	—	—	—	1,741	—	1,741
Intercompany receivables	103,416	15,612	—	147,190	(266,218)	—
Long-term notes receivables	—	—	—	2,534	—	2,534
Other assets	—	75	23	4,985	—	5,083
Total assets	$ 334,260	$ 135,425	$ 6,164	$ 698,106	$ (497,062)	$ 676,893

Current liabilities:
Accounts payable	$ —	$ (24)	$ 267	$ 1,174	$ —	$ 1,417
Accrued expenses	—	745	401	4,174	—	5,320
Accrued compensation and related expenses	—	815	185	6,061	—	7,061
Accrued interest	—	—	—	2,667	—	2,667
Deferred revenue	—	405	2,222	2,010	—	4,637
Income taxes payable	—	(9)	9	507	—	507
Current maturities of long-term debt	—	1,242	—	3,884	—	5,126
Total current liabilities	—	3,174	3,084	20,477	—	26,735
Intercompany payables	96,282	114,047	17,199	38,690	(266,218)	—
Long-term debt	—	1,356	—	333,281	—	334,637
Fair value of interest rate swap agreements	—	—	—	6,063	—	6,063
Deferred income taxes	1,177	12,170	(9,272)	59,711	—	63,786
Deferred revenue	—	166	—	7,430	—	7,596
Other liabilities	—	19	—	1,256	—	1,275
Total stockholders’ equity	236,801	4,493	(4,847)	231,198	(230,844)	236,801
Total liabilities and stockholders’ equity	$ 334,260	$ 135,425	$ 6,614	$ 698,106	$ (497,062)	$ 676,893

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31, 2008
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	AcquisitionCo	Media	HoldCo	Adjustments	Consolidated
Net broadcasting revenue	$ —	$ 2,534	$ —	$ 46,534	$ (709)	$ 48,359
Non-broadcast revenue	—	3,349	1,318	1,891	(423)	6,135
Total revenue	—	5,883	1,318	48,425	(1,132)	54,494
Operating expenses:
Broadcasting operating expenses	—	1,762	—	30,445	(79)	32,128
Non-broadcast operating expenses	—	3,685	1,833	1,548	(827)	6,239
Corporate expenses	—	299	—	5,204	(226)	5,277
Depreciation	—	379	63	2,821	—	3,263
Amortization	—	418	136	114	—	668
Gain on disposal of assets	—	—	—	(6,014)	—	(6,014)
Total operating expenses	—	6,543	2,032	34,118	(1,132)	41,561
Operating income (loss)	—	(660)	(714)	14,307	—	12,933
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	5,424	—	—	—	(5,424)	—
Interest income	1,618	1	—	3,226	(4,824)	21
Interest expense	(2,310)	(2,116)	(325)	(6,147)	4,824	(6,074)
Other income (expense)	—	—	—	(51)	—	(51)
Income (loss) before income taxes	4,732	(2,775)	(1,039)	11,335	(5,424)	6,829
Provision (benefit) for income taxes	(291)	(1,126)	(441)	5,032	—	3,174
Income from discontinued operations, net of tax	—	1,316	61	(9)	—	1,368
Net income (loss)	$ 5,023	$ (333)	$ (537)	$ 6,294	$ (5,424)	$ 5,023
Other comprehensive income (loss)	(2,144)	—	—	(2,144)	2,144	(2,144)
Comprehensive income (loss)	$ 2,879	$ (333)	$ (537)	$ 4,150	$ (3,280)	$ 2,879

NOTE 16. SUBSEQUENT EVENTS (UNAUDITED)

On April 8, 2008, the Company purchased three tower and antenna sites (the “Transmitter Site Purchases”) from the Principal Stockholders for $5.0 million, detailed as follows:

Market	Station Call Letters	Facilities Purchased	Purchase Price	Closing Date
			(Dollars in thousands)
Seattle – Tacoma, WA	KGNW-AM	Antenna / Towner	$ 3,100	April 8, 2008
Denver – Boulder, CO	KRKS-AM	Antenna / Towner	1,400	April 8, 2008
Pittsburgh, PA	WORD-FM	Antenna / Towner	475	April 8, 2008
			$ 4,975

At the same time, the Company entered into new leases with the Principal Stockholders that replace and extend the duration of existing leases.  Additionally, the Company entered into one new lease agreement with the Principal Stockholders.

On April 11, 2008 the Company completed the purchase of selected assets of radio station WMCU-AM in Miami, Florida, for $12.25 million.  The Company began operating the station under an LMA effective on October 18, 2007.

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

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 95 radio stations in 38 markets, including 58 stations in 23 of the top 25 markets, which consists of 29 FM stations and 66 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

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

Our principal business strategy is to improve our national radio platform and to invest in and build non-broadcast businesses to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. Our national presence in broadcasting, Internet and publishing gives advertisers a platform that is a unique and powerful way to reach Christian audiences.  We program 43 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 26 News Talk and 12 Contemporary Christian Music stations and four of our stations in Spanish-language Christian Teaching and Talk format. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash.  During 2007, we sold 97% of our advertising time for cash.  It is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.  In addition, we generally do not pay commissions to sales people for advertising paid in trade.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows annual changes:

	Three Months Ended
	March 31,
	2007	2008	% Change

	(Dollars in thousands)
Net broadcasting revenue	$ 49,942	$ 48,359	(3.2)%
Non-broadcast revenue	5,288	6,135	16.0%
Total revenue	55,230	54,494	(1.3)%
Operating expenses:
Broadcasting operating expenses	32,086	32,128	0.1%
Non-broadcast operating expenses	4,958	6,239	25.8%
Corporate expenses	5,814	5,277	(9.2)%
Depreciation	3,058	3,263	6.7%
Amortization	810	668	(17.5)%
Gain on disposal of assets	(3,269)	(6,014)	84.0%
Total operating expenses	43,457	41,561	(4.4)%
Operating income from continuing operations	11,773	12,933	9.9%
Other income (expense):
Interest income	60	21	(65.0)%
Interest expense	(6,454)	(6,074)	(5.9)%
Other expense, net	(35)	(51)	45.7%
Income from continuing operations before income taxes	5,344	6,829	27.8%
Provision for income taxes	2,445	3,174	29.8%
Income from continuing operations	2,899	3,655	26.1%
Income from discontinued operations, net of tax	66	1,368	1,983.8%
Net income	$ 2,965	$ 5,023	69.4%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31,
	2007	2008
Net broadcasting revenue	90%	89%
Non-broadcast revenue	10%	11%
Total revenue	100%	100%
Operating expenses:
Broadcasting operating expenses	58%	59%
Non-broadcast operating expenses	9%	11%
Corporate expenses	11%	10%
Depreciation	6%	6%
Amortization	1%	1%
Gain on disposal of assets	(6)%	(11)%
Total operating expenses	79%	76%
Operating income from continuing operations	21%	24%
Other income (expense):
Interest income	—%	—%
Interest expense	(12)%	(11)%
Other expense, net	—%	—%
Income from continuing operations before income taxes	9%	13%
Provision for income taxes	4%	6%
Income from continuing operations	5%	7%
Income from discontinued operations, net of tax	—%	2%
Net income	5%	9%

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

NET BROADCASTING REVENUE.  Net broadcasting revenue decreased $1.5 million or 3.2%, to $48.4 million for the three months ended March 31, 2008, from $49.9 million for the three months ended March 31, 2007.  On a same station basis, net broadcasting revenue declined $1.9 million, or 3.9%, to $46.5 million for the three months ended March 31, 2008, from $48.4 million for the three months ended March 31, 2007.  This revenue decline is attributable to decreases in local and national advertising revenue across all our revenue formats offset by revenue growth on block programming revenue for Christian Teaching and Talk format.  Revenue from advertising as a percentage of our net broadcasting revenue decreased to 45.5% for the three months ended March 31, 2008, from 48.7% for the same period of the prior year.   Revenue from block program time as a percentage of our net broadcasting revenue increased to 39.3% for the three months ended March 31, 2008, from 37.5% for the same period of the prior year.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $0.8 million, or 16.0%, to $6.1 million for the three months ended March 31, 2008, from $5.3 million for the same period of the prior year.  The increase is primarily due to a $0.3 million increase in revenue on Xulon Press, attributable to cross promotion on our other platforms, and a $0.3 million increase in revenue on Townhall.com and OnePlace.

BROADCASTING OPERATING EXPENSES.  Broadcast operating expenses remained consistent at $32.1 million for the three months ended March 31, 2008 and 2007.  On a same station basis, broadcast operating expense decreased $0.5 million or 1.8% to $30.4 million for the three months ended March 31, 2008, compared to $30.9 million for same period of the prior year.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $1.2 million, or 25.8%, to $6.2 million for the three months ended March 31, 2008, compared to $5.0 million for the three months ended March 31, 2007.  The increase consists of a $0.3 million increase in printing costs on Xulon Press associated with higher revenue, a $0.2 million increase in marketing and administrative costs on Townhall.com, and a $0.3 million increase in advertising and sale expense on OnePlace.

CORPORATE EXPENSES.  Corporate expenses decreased $0.5 million, or 9.2%, to $5.3 million for the three months ended March 31, 2008, compared to $5.8 million for the same period of the prior year.  The decrease is primarily due to reduced accounting fees of $0.2 million and reduced personnel related costs of $0.2 million.

DEPRECIATION.  Depreciation expense increased $0.2 million, or 6.7%, to $3.3 million for the three months ended March 31, 2008, compared to $3.1 million for the same period of the prior year.  The increase is due primarily to depreciation associated with an increase in capital expenditures compared to the prior year.

AMORTIZATION.   Amortization expense decreased $0.1 million, or 17.5%, to $0.7 million for the three months ended March 31, 2008, compared to $0.8 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2007 on intangibles such as advertising agreements and other business contracts that were acquired in 2006 with an estimated useful life of one year.

GAIN ON DISPOSAL OF ASSETS.   Gain on disposal of assets of $6.0 million for the three months ended March 31, 2008, was primarily comprised of the sale of radio station KTEK, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million offset by various fixed assets disposals.   The gain on disposal of assets of $3.3 million for the same period of the prior year was primarily due to the sale of radio station WKNR-AM in Cleveland, Ohio, for $7.0 million resulting in a pre-tax gain of $3.4 million offset by various fixed asset disposals.

OTHER INCOME (EXPENSE).  Interest income of $21,000 for the three months ended March 31, 2008 and $60,000 for the same period of the prior year was interest earned on excess cash.  Interest expense decreased $0.4 million, or 5.9%, to $6.1 million for the three months ended March 31, 2008, compared to $6.5 million for the three months ended March 31, 2007 due to a lower outstanding debt balance and lower interest rates.  Other expense, net, increased to $51,000 from $35,000 primarily due to bank commitment fees associated with our credit facilities offset with royalty income from real estate properties.

PROVISION FOR INCOME TAXES   We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) as of January 1, 2007.  Provision for income taxes was $3.2 million for the three months ended March 31, 2008 compared to $2.4 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 46.5% for the three months ended March 31, 2008 compared to 45.7% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.       The income from discontinued operations of $1.4 million, net of taxes, for the three months ended March 31, 2008 and $0.1 million, net of taxes for the same period of the prior year, includes the operating results of WRRD-AM, Milwaukee Wisconsin through the date of the sale, and the pre-tax gain on the sale of $2.2 million, as well as the operating results of WFZH-FM, Milwaukee, and CCM Magazine.

NET INCOME.   We recognized net income of $5.0 million for the three months ended March 31, 2008 compared to net income of $3.0 million for the same period of the prior year.   This increase of $2.1 million is primarily due to an increase in operating income from continuing operations of $1.2 million, income from discontinued operations of $1.3 million and a decrease of interest expense of $0.4 million offset by an increase in the provision for income taxes of $0.8 million.

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

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

STATION OPERATING INCOME.   SOI decreased $1.7 million, or 9.1%, to $16.2 million for the three months ended March 31, 2008, compared to $17.9 million for the same period of the prior year.  As a percentage of net broadcasting revenue, SOI decreased to 33.6% for the three months ended March 31, 2008 from 35.8% for the same period of the prior year.  On a same station basis, SOI decreased $1.3 million, or 7.6%, to $16.2 million for the three months ended March 31, 2008 from $17.5 million for the same period of the prior year.  As a percentage of same station net broadcasting revenue, same station SOI decreased to 34.7% for the three months ended March 31, 2008 compared to 36.1% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2007	2008

	(Dollars in thousands)
Station operating income	$ 17,856	$ 16,231
Plus non-broadcast revenue	5,288	6,135
Less non-broadcast operating expenses	(4,958)	(6,239)
Less depreciation and amortization	(3,868)	(3,931)
Less gain on disposal of assets	3,269	6,014
Less corporate expenses	(5,814)	(5,277)
Operating income	$ 11,773	$ 12,933

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

We perform impairment tests on our FCC licenses and goodwill at least annually or more often if indicators of impairment exist. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of March 31, 2008, no impairment was recognized.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and may result in impairment charges.

Uncertain tax positions

We adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under Statement of Accounting Standards No. 5 (“SFAS No. 5”) Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, we recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.  We recorded an increase in unrecognized tax benefits of approximately $0.2 million as of March 31, 2008.

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $2.0 million as of March 31, 2008, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

Stock-Based compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the company.  As of March 31, 2008, a maximum of 3,100,000 shares are authorized under the Plan, of which 2,415,129 are outstanding and 1,571,516 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense for the three months ended March 31, 2008 was $0.7 million compared to $0.8 million for the three months ended March 31, 2007. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Cash Flows

Cash and cash equivalents were $1.3 million on March 31, 2008 compared to $0.4 million as of December 31, 2007.  Working capital was $20.0 million on March 31, 2008 compared to $21.6 million as of December 31, 2007.

Cash Flows from Operating Activities

During the three months ended March 31, 2008, our cash flows from continuing operations were primarily derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $11.6 million for the three months ended March 31, 2008 compared to $10.1 million for the same period of the prior year.   The increase of $1.6 million was primarily the result of an increase in net income from continuing operations of $0.8 million and changes in operating assets and liabilities, including an increase in deferred income taxes of $1.4 million offset by a change in the gain on disposal of assets of $2.7 million and an increase in accounts payable and accrued expenses of $1.1 million.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio stations assets and strategic acquisitions of non-broadcast businesses.  Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2008 compared to $2.7 million for the same period of the prior year.  The decrease of $1.3 million was due to a $2.6 million decrease in proceeds from disposal of assets offset by a $1.2 million decrease in capital expenditures.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facilities, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Cash flows from financing activities increased $15.1 million for the three months ended March 31, 2008 from $13.0 million for the same period of the prior year.  This increase was due to net repayments of debt of $13.0 million during the period compared to net draws of $11.4 million in the same period of the prior year.

Credit Facilities

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities.  The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.25 to 1 as of March 31, 2008. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at March 31, 2008, on a pro forma basis, was 5.98 to 1.

We amended our credit facilities on October 24, 2007 to keep our Total Leverage Ratio covenant ratio at 6.75 to 1 through March 30, 2009.  These covenant changes were effective upon the acquisition of WMCU-AM, which occurred on April 11, 2008.  Specifically, the leverage ratio covenant increased to 6.75 to 1 through March 30, 2009.  Additionally, the senior leverage ratio covenant increased to 5.0 to 1 and the interest coverage ratio remained at 2.0 to 1 through March 30, 2009.

The credit facilities include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of March 31, 2008, the borrowing capacity and aggregate commitments were $60.0 million under our revolving credit facility, $72.4 million under our term loan B facility and $162.5 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of March 31, 2008, we could borrow $15.9 million under our credit facilities.

On March 31, 2008, $72.4 million was outstanding under the term loan B facility, $162.5 million was outstanding under the term loan C facility and no balance was outstanding under the revolving credit facility.  The borrowing capacity under the revolving credit facility steps down in three 10% increments on June 30, 2007, December 31, 2007 and June 30, 2008, and matures on March 25, 2009.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At March 31, 2008, the blended interest rate on amounts outstanding under the credit facilities was 5.36%.

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

As of March 31, 2008, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on 0.25% less than the bank’s prime rate.  As of March 31, 2008, $1.4 million was outstanding under the Swingline.

As of March 31, 2008, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

As of March 31, 2008, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term obligations

Long-term debt consisted of the following at the balance sheet dated indicated:

	As of December 31, 2007	As of March 31, 2008

	(Dollars in thousands)
Term loans under credit facility	$ 234,900	$ 234,900
Revolving line of credit under credit facility	13,000	—
Swingline credit facility	2,952	1,394
7¾% senior subordinated notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,546	2,563
Capital leases and other loans	886	906
	$ 354,284	$ 339,763
Less current portion	6,667	5,126
	$ 347,617	$ 334,637

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2008:

•

Outstanding borrowings of $234.9 million on term loans with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our total leverage ratio, and a commitment fee of 0.375% on the unused portion.

•

Borrowings under a revolving line of credit with interest payments due at the banks prime rate.

•

$100 million senior subordinated notes with semi-annual interest payments at 7 ¾%.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008 and 2007, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2008, was increased by approximately $20,000 as a result of the difference between the interest rates.  As of March 31, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $2.4 million. This amount, net of income taxes of approximately $0.9 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2008, was reduced by approximately $2,000 as a result of the difference between the interest rates.  As of March 31, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $2.0 million.  This amount, net of income taxes of approximately $0.8 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2008, was reduced by approximately $15,000 as a result of the difference between the interest rates. As of March 31, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $1.7 million.  This amount, net of income taxes of approximately $0.7 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $24,000 and $7,000 was recognized during the three months ended March 31, 2007 and 2008 related to our interest rate caps.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of March 31, 2008, we had borrowed $236.3 million under our credit facilities and Swingline.  As of March 31, 2008, we could borrow up to an additional $15.9 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. At March 31, 2008, the blended interest rate on amounts outstanding under the credit facilities was 5.36%.  At March 31, 2008, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.5 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of March 31, 2008, with an aggregate fair value of $94.1 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $92.0 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $96.3 million.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

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
May 9, 2008
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 9, 2008
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

Date: May 9, 2008

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

Date: May 9, 2008

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 9, 2008
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly report of the Company on Form 10-Q for the period ended March 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 9, 2008
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer