Form 10-Q
period 2008-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2008-08-08
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Yes [   ]

No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 5, 2008
Common Stock, $0.01 par value per share	18,115,092 shares

Class B	Outstanding at August 5, 2008
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2007	June 30, 2008
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$447	$278
Trade accounts receivable (less allowance for doubtful accounts of $8,131 in 2007 and $8,003 in 2008)	30,030	30,321
Other receivables	635	2,202
Prepaid expenses	2,621	2,606
Deferred income taxes	5,567	5,479
Assets of discontinued operations	8,829	198
Total current assets	48,129	41,084
Property, plant and equipment (net of accumulated depreciation of $81,407 in 2007 and $87,370 in 2008)	130,857	137,541
Broadcast licenses	464,549	472,694
Goodwill	18,636	18,715
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $13,882 in 2007 and $15,223 in 2008)	6,079	5,775
Bond issue costs	444	370
Bank loan fees	1,994	1,488
Notes receivable	1,168	2,997
Other assets	5,050	4,237
Total assets	$679,798	$687,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,325	$1,346
Accrued expenses	6,134	5,456
Accrued compensation and related expenses	7,297	6,693
Accrued interest	553	2,405
Deferred revenue	4,205	5,809
Income tax payable	109	59
Current portion of long-term debt and capital lease obligations	6,667	11,631
Total current liabilities	26,290	33,399
Long-term debt and capital lease obligations, less current portion	347,617	332,210
Fair value of interest rate swap agreements	2,489	2,795
Deferred income taxes	61,381	67,462
Deferred revenue	7,500	7,664
Other liabilities	1,343	1,407
Total liabilities	446,620	444,937
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,432,742 issued and 18,115,092 outstanding at December 31, 2007 and at June 30, 2008	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2007 and at June 30, 2008	56	56
Additional paid-in capital	224,878	226,192
Retained earnings	43,538	52,085
Treasury stock, at cost (2,317,650 shares at December 31, 2007 and June 30, 2008)	(34,006)	(34,006)
Accumulated other comprehensive loss	(1,492)	(1,675)
Total stockholders’ equity	233,178	242,856
Total liabilities and stockholders’ equity	$679,798	$687,793
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net broadcast revenue	$ 52,594	$ 49,938	$ 102,137	$ 97,855
Non-broadcast revenue	6,174	7,524	11,462	13,654
Total revenue	58,768	57,462	113,599	111,509
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $307 and $316 for the quarter ended June 30, 2007 and 2008, respectively, and $617and $633 for the six months ended June 30, 2007 and 2008, respectively, paid to related parties)	32,788	31,906	64,498	63,692
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	5,351	6,849	10,309	13,087
Corporate expenses, exclusive of depreciation and amortization shown below (including $76 and $95 for the quarter ended June 30, 2007 and 2008, respectively, and $145 and $132 for the six months ended June 30, 2007 and 2008, respectively, paid to related parties)	5,496	4,482	11,310	9,759
Depreciation (including $150 and $322 for the quarter ended June 30 2007 and 2008, respectively, and $289 and $645 for the six months ended June 30, 2007 and 2008, respectively for non-broadcast businesses)	2,876	3,230	5,919	6,477
Amortization (including $748 and $651 for the quarter ended June 30 2007 and 2008, respectively, and $1,486 and $1,298 for the six months ended June 30, 2007 and 2008, respectively for non-broadcast businesses)	776	673	1,586	1,341
(Gain) loss on disposal of assets	631	10	(2,638)	(6,004)
Total operating expenses	47,918	47,150	90,984	88,352
Operating income from continuing operations	10,850	10,312	22,615	23,157
Other income (expense):
Interest income	48	113	108	134
Interest expense	(6,308)	(5,488)	(12,762)	(11,562)
Other income (expense), net	182	(49)	147	(100)
Income from continuing operations before income taxes	4,772	4,888	10,108	11,629
Provision for income taxes	1,896	1,996	4,337	5,135
Income from continuing operations	2,876	2,892	5,771	6,494
Income from discontinued operations, net of tax	48	632	118	2,053
Net income	$ 2,924	$ 3,524	$ 5,889	$ 8,547
Other comprehensive income (loss), net of tax	1,112	1,961	824	(183)
Comprehensive income	$ 4,036	$ 5,485	$ 6,713	$ 8,364
Basic earnings per share from continuing operations	$ 0.12	$ 0.12	$ 0.24	$ 0.27
Income per share from discontinued operations	—	0.03	—	0.09
Basic earnings per share	$ 0.12	$ 0.15	$ 0.25	$ 0.36

Diluted earnings per share from continuing operations	$ 0.12	$ 0.12	$ 0.24	$ 0.27
Income per share from discontinued operations	—	0.03	—	0.09
Diluted earnings per share	$ 0.12	$ 0.15	$ 0.25	$ 0.36

Basic weighted average shares outstanding	23,850,020	23,668,788	23,849,312	23,668,788
Diluted weighted average shares outstanding	23,855,967	23,668,788	23,854,518	23,668,788

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2008
OPERATING ACTIVITIES
Income from continuing operations	$5,771	$6,494
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	1,634	1,315
Depreciation and amortization	7,505	7,818
Amortization of bond issue costs and bank loan fees	583	580
Amortization and accretion of financing items	58	31
Provision for bad debts	1,173	2,437
Deferred income taxes	4,277	6,292
(Gain) loss on disposal of assets	(2,638)	(6,004)
Changes in operating assets and liabilities:
Accounts receivable	(593)	(2,393)
Prepaid expenses and other current assets	(86)	15
Accounts payable and accrued expenses	(2,673)	854
Deferred revenue	755	1,768
Other liabilities	28	64
Income taxes payable	(22)	(50)
Net cash provided by continuing operating activities	15,772	19,221
INVESTING ACTIVITIES
Capital expenditures	(8,733)	(5,414)
Purchase of broadcast assets	—	(12,315)
Purchase of non-broadcast businesses	(311)	(1,185)
Purchase of real estate from principal shareholders	—	(5,013)
Proceeds from the disposal of assets	7,963	4,503
Other	(650)	233
Net cash used in investing activities of continuing operations	(1,731)	(19,191)
FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	2,500	15,000
Payments of long-term debt and notes payable	(14,750)	(22,212)
Net borrowings and repayment on swingline credit facility	(948)	(2,060)
Proceeds from exercise of stock options	30	—
Tax benefit related to stock options exercised	1	(1)
Payments on capital lease obligations	(21)	(1,346)
Book overdraft	(973)	(264)
Net cash used in financing activities	(14,161)	(10,883)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	216	(1,166)
Investing cash flows	(54)	11,850
Total cash inflows from discontinued operations	162	10,684
Net increase (decrease) in cash and cash equivalents	42	(169)
Cash and cash equivalents at beginning of year	710	447
Cash and cash equivalents at end of period	$752	$278
Supplemental disclosures of cash flow information:
Cash C Cash paid during the period for
Interest	$10,739	$9,295
Income taxes	$215	$374
Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$800	$—
Notes receivable acquired in exchange for radio station	$—	$3,250

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

Information with respect to the three and six months ended June 30, 2008 and 2007 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The balance sheet at December 31, 2007 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2007 consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications include the accounting for WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin, WRFD-AM, Columbus, Ohio and CCM Magazine, as discontinued operations as discussed in Note 3.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as discontinued operations for the three and six months ended June 30, 2008 and 2007.

NOTE 3. SIGNIFICANT TRANSACTIONS

On March 28, 2008, the Company sold radio station KTEK-AM in Houston, Texas for $7.8 million, including $4.5 million in cash, and $3.3 million in notes receivables.  The notes include a $1.8 million 90 day promissory note due on June 24, 2008 bearing interest at 8% per annum and a $1.5 million seven year promissory note bearing interest at 8% per annum, with monthly installments due as of May 1, 2008.  The sale resulted in a pre-tax gain of $6.1 million.  The operating results of KTEK-AM were excluded from the Condensed Consolidated Statement of Operations beginning on February 1, 2008, the date the Company stopped operating the station pursuant to a Time Brokerage Agreement with the buyer.

On March 28, 2008, the Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million resulting in a pre-tax gain of $2.2 million which is reported as a component of discontinued operations.  The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 reflect WRRD-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On May 30, 2008, the Company sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million resulting in a pre-tax gain of $1.4 million which is reported as a component of discontinued operations.   The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 reflect WFZH-FM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On April 8, 2008, the Company acquired land in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania from its Principal Shareholders for $5.0 million.   As a result of this transaction, the Company will reduce rental expense by approximately $148,000 annually and has permanently secured these AM transmitter site locations. The Company also assumed two income-producing lease agreements as follows:  (a) a diplex agreement at the Seattle-Tacoma, Washington site generating current annual rental income of approximately $139,000, and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating current annual rental income of approximately $26,000.  A prerequisite negotiated by the Company as an important condition of the closing of the Transmitter Site Purchases was the entry by the Company into new transmitter site leases for eight (8) existing transmitter sites (the “New Transmitter Site Leases”) operated by the Company and leased from the Principal Stockholders.  Seven (7) of these New Transmitter Site Leases replace existing transmitter site leases between the Company and the Principal Stockholders which were either scheduled to expire or had option exercise deadlines in 2009 or 2010.  As a result, the Company is not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

On April 11, 2008 the Company completed the purchase of WMCU-AM in Miami, Florida, for $12.3 million.  The Company began operating the station under a local marketing agreement (“LMA”) effective on October 18, 2007.

On June 30, 2008, the Company completed a reorganization of certain of its legal entities.  Under this reorganization, all operating assets of the Company other than CCM Communications, Inc. are now owned by Salem Communications Holding Corporation (“Salem Holding”).  The operating assets of CCM Communications, Inc. remain owned by Salem Holding.

During the six months ended June 30, 2008, the Company completed the following acquisitions, none of which were material to the Company’s financial position as of the date of acquisition:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
April 8, 2008	Land purchase from Principal Shareholders (asset purchase)	$5,013
April 11, 2008	Acquisition of selected assets of WMCU-AM, Miami Florida	12,315
June 6, 2008	Intercristo.com, a faith-based online job posting site (business acquisition)	1,185
		$18,513

The purchase price was allocated to the total assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 973
Real estate	7,061
FCC License	9,417
Non-compete agreements	33
Domain and brand names	591
Customer lists and other contracts	349
Goodwill	89
$ 18,513

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

Discontinued Operations:

During 2007, the Company had a plan in place to sell its radio stations in the Milwaukee market.  As noted above, the Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  The Company entered into an LMA with the buyer effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three and six months ended June 30, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation.

The Company ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of the date operations ceased.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the three and six months ended June 30, 2008.  All prior periods have been revised to reflect the operating results of this entity as a discontinued operation to conform to the current period presentation.

On July 31, 2008, the Company entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million. As a result of the sale, the Company will exit the Columbus, Ohio market.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three and six months ended June 30, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation. The sale is subject to the approval of the FCC and is expected to close in the later half of 2008.

The following table sets forth the components of income from discontinued operations, net of tax, for the three and six months ended June 30, 2007 and 2008 (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Net revenue	$ 1,271	$ 644	$ 2,533	$ 1,675
Operating expenses	1,189	585	2,324	1,463
Operating income	82	59	209	212
Gain (loss) on sale of radio station assets	(3)	1,036	(3)	3,258
Income from discontinued operations	$ 79	$ 1,095	$ 206	$ 3,470
Provision for income taxes	31	463	88	1,417
Income from discontinued operations, net of tax	$ 48	$ 632	$ 118	$ 2,053

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 591	$ 409	$ 1,098	$ 945
Restricted stock units compensation expense included in corporate expenses	16	12	32	26
Stock option compensation expense included in broadcast operating expenses	230	117	437	263
Stock option compensation expense included in non-broadcast operating expenses	43	31	67	81
Total stock-based compensation expense, pre-tax	$ 880	$ 569	$ 1,634	$ 1,315
Tax benefit from stock-based compensation expense	(378)	(251)	(723)	(598)
Total stock-based compensation expense, net of tax	$ 502	$ 318	$ 911	$ 717

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

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over a six to nine year term that is generally commensurate with the expected term of the option.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS 123(R) between these methods of accounting for forfeitures. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Expected volatility	43.88%	44.47% – 45.08%	43.65%	44.47% – 45.08%
Expected dividends	0.0%	3.68% - 4.91%	0.0%	3.68% - 4.91%
Expected term (in years)	6 - 9	6 - 12	6 – 9	6 - 12
Risk-free interest rate	4.83%	2.76% - 3.86%	4.70%	2.76% - 3.86%

Stock option information with respect to the Company’s stock-based compensation plan for the six months ended June 30, 2008 and 2007 is as follows (dollars in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,146,564	$ 22.30		$ 14.11	$ —
Granted	388,900	11.82		$ 8.25	—
Exercised	(2,500)	11.81		$ 9.43	4
Forfeited or expired	(83,965)	20.98		$ 14.76	—
Outstanding at June 30, 2007	2,448,999	20.70	4.7 years	$ 13.17	—
Exercisable at June 30, 2007	1,416,062	24.35	3.0 years	$ 15.11	—

Outstanding at January 1, 2008	2,422,024	$ 20.73		$ 13.17	$ —
Granted	55,000	5.48		$ 1.86	—
Exercised	—	—		—	—
Forfeited or expired	(85,745)	17.52		$ 12.41	—
Outstanding at June 30, 2008	2,391,279	$ 20.50	3.9 years	$ 12.94	—
Exercisable at June 30, 2008	1,646,226	$ 22.96	2.6 years	$ 14.15	—

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding the Company’s restricted stock grants for the six months ended June 30, 2008 and 2007 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2007	6,000	$ 11.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at June 30, 2007	6,000	$ 11.15

Non-Vested at January 1, 2008	5,000	$ 10.15
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested at June 30, 2008	5,000	$ 10.15

As of June 30, 2008, there was $2.9 million of total unrecognized compensation expense related to non-vested awards of stock options and restricted shares.  This cost is to be recognized over a weighted average period of 2.1 years.

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) reflects changes in the fair value of each of the Company’s cash flow hedges for the three and six months ended June 30, 2008 and 2007 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Mark-to-market gain (loss)	$ 1,853	$ 3,269	$ 1,373	$ (305)
Less tax provision (benefit)	(741)	(1,308)	(549)	122
Other comprehensive income (loss)	$ 1,112	$ 1,961	$ 824	$ (183)

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 162

In May of 2008, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).   The pronouncement mandates that the Generally Accepted Accounting Principles  (“GAAP”) hierarchy reside in the accounting literature as opposed to in the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The adoption of SFAS No. 162 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.   The adoption of SFAS No. 161 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”  SFAS No.160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

SFAS No. 157 defines fair values as the price that would be received to acquire an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

The Company’s financial liabilities reported at fair value in the accompanying condensed consolidated balance sheet, as of June 30, 2008, were as follows:

	As of June 30, 2008
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	2,795	—	2,795

Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”).  SFAS No. 141(R) changes accounting for acquisitions that close beginning in 2009.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS No. 141(R) promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings.  SFAS No. 141 (R) is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact that SFAS No. 141 (R) may have on the consolidated financial position, results of operations and cash flows.

NOTE 7. EQUITY TRANSACTIONS

The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.   This repurchase program terminated December 31, 2007.

As discussed in Note 4, the Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $0.6 million and $1.3 million of stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2008, respectively, in comparison to $0.9 million and $1.6 million for the three and six months ended June 30, 2007, respectively.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

On October 24, 2007, the Company amended its credit facilities to ease certain financial covenants.  The amendment became effective upon the closing of the acquisition of WMCU-AM, Miami, Florida on April 11, 2008.  Specifically, the total leverage ratio covenant increased to 6.75 to 1 through March 30, 2009.  Additionally, the senior leverage ratio covenant increased to 5.0 to 1 and the interest coverage ratio remained at 2.0 to 1 through March 30, 2009.

Long-term debt consisted of the following:

	December 31, 2007	June 30, 2008
	(Dollars in thousands)
Term loans under credit facility	$234,900	$233,668
Revolving line of credit under credit facility	13,000	7,000
Swingline credit facility	2,952	891
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,546	1,277
Capital leases and other loans	886	1,005
	354,284	343,841
Less current portion	6,667	11,631
	$347,617	$332,210

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2008 for each of the next five years and thereafter are as follows:

Twelve Months Ended June 30,	Amount
(Dollars in thousands)
2009	$11,631
2010	72,956
2011	258,445
2012	74
2013	65
Thereafter	670
$343,841

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2008
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,785	$(8,470)	$2,315
Domain and brand names	5,562	(2,841)	2,721
Favorable and assigned leases	1,582	(1,262)	320
Other amortizable intangible assets	3,069	(2,650)	419
	$20,998	$(15,223)	$5,775

	As of December 31, 2007
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,437	$(7,687)	$2,750
Domain and brand names	4,910	(2,458)	2,452
Favorable and assigned leases	1,581	(1,227)	354
Other amortizable intangible assets	3,033	(2,510)	523
	$19,961	$(13,882)	$6,079

Based on the amortizable intangible assets as of June 30, 2008, we estimate amortization expense for the next five years to be as follows:

Year Ending	Amortization Expense
(Dollars in thousands)
2008 (July 1 – December 31)	$1,452
2009	1,650
2010	1,154
2011	574
2012	247
Thereafter	698
Total	$5,775

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,448,999 and 2,391,279 shares of Class A common stock and unvested restricted stock shares of 6,000 and 5,000 were outstanding at June 30, 2007 and 2008, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computation of diluted net income per share because their effect would be anti-dilutive.   The number of dilutive shares was 5,947 for the six month period ended June 30, 2007.  There were no dilutive shares for the six month period ended June 30, 2008.

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

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2008, was increased by approximately $0.2 million, as a result of the difference between the interest rates.  As of June 30, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $1.2 million. This amount, net of income taxes of approximately $0.5 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2008, was reduced by approximately $0.2 million, as a result of the difference between the interest rates.  As of June 30, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $0.9 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2008, was reduced by approximately $0.1 million, as a result of the difference between the interest rates. As of June 30, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $0.7 million.  This amount, net of income taxes of approximately $0.3 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $10,000 and $3,000 was recognized during the three and six months ended June 30, 2008, respectively, in comparison to $10,000 and $15,000 for the three and six months ended June 30, 2007, respectively, related to the interest rate caps.

NOTE 12. INCOME TAXES

The Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption the Company had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”) Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, the Company recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Consolidated Statements of Operations.  The Company recorded an increase in its unrecognized tax benefits of $0.2 million as of June 30, 2008.

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

NOTE 14. SEGMENT DATA

SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information” requires companies to provide certain information about their operating segments. The Company has one reportable operating segment - radio broadcast.  The remaining non-reportable segments consist of Salem Web Network TM and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated in the following tables as non-broadcast.  The radio broadcast segment also operates various radio networks.

Management uses operating income before depreciation, amortization and gain on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
Three Months Ended June 30, 2007
Net revenue	$ 52,594	$ 6,174	$ —	$ 58,768
Operating expenses	32,788	5,351	5,496	43,635
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	19,806	823	(5,496)	15,133
Depreciation	2,450	150	276	2,876
Amortization	23	748	5	776
Operating income (loss) before income taxes	$ 17,333	$ (75)	$ (5,777)	$ 11,481

Three Months Ended June 30, 2008
Net revenue	$ 49,938	$ 7,524	$ —	$ 57,462
Operating expenses	31,906	6,849	4,482	43,237
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	18,032	675	(4,482)	14,225
Depreciation	2,590	322	318	3,230
Amortization	19	651	3	673
Operating income (loss) before income taxes	$ 15,423	$ (298)	$ (4,803)	$ 10,322

NOTE 14. SEGMENT DATA (CONTINUED)

	Radio Broadcast	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
Six Months Ended June 30, 2007
Net revenue	$ 102,137	$ 11,462	$ —	$ 113,599
Operating expenses	64,498	10,309	11,310	86,117
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	37,639	1,153	(11,310)	27,482
Depreciation	5,067	289	563	5,919
Amortization	90	1,486	10	1,586
Operating income (loss) before income taxes	$ 32,482	$ (622)	$ (11,883)	$ 19,977

Six Months Ended June 30, 2008
Net revenue	$ 97,855	$ 13,654	$ —	$ 111,509
Operating expenses	63,692	13,087	9,759	86,538
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	34,163	567	(9,759)	24,971
Depreciation	5,189	645	643	6,477
Amortization	37	1,298	6	1,341
Operating income (loss) before income taxes	$ 28,937	$ (1,376)	$ (10,408)	$ 17,153

	Radio Broadcast	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
December 31, 2007
Total property, plant and equipment, net	$ 114,795	$ 5,524	$ 10,538	$ 130,857
Goodwill	4,858	13,770	8	18,636
June 30, 2008
Total property, plant and equipment, net	$ 120,980	$ 6,106	$ 10,455	$ 137,541
Goodwill	4,848	13,859	8	18,715

Reconciliation of operating income from continuing operations before depreciation, amortization, and (gain) loss on disposal of assets to income from continuing operations before income taxes:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Operating income before depreciation, amortization, and gain (loss) on disposal of assets	$15,133	$14,225	$27,482	$24,971
Depreciation expense	(2,876)	(3,230)	(5,919)	(6,477)
Amortization expense	(776)	(673)	(1,586)	(1,341)
Interest income	48	113	108	134
Gain (loss) on disposal of assets	(631)	(10)	2,638	6,004
Interest expense	(6,308)	(5,488)	(12,762)	(11,562)
Other income (expense), net	182	(49)	147	(100)
Income from continuing operations before income taxes	$4,772	$4,888	$10,108	$11,629

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the 7¾% senior subordinated notes due 2010 (the “7 ¾ % Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company.  Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in subsidiaries.  Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes.  Salem Holding and CCM Communications, Inc. (“CCM”) are 100% owned by Salem and Salem Holding owns 100% of all of its subsidiaries.  CCM and all subsidiaries of Salem Holding are guarantors. The net assets of Salem Holding are subject to certain restrictions which, among other things, require Salem Holding to maintain certain financial covenant ratios, and restrict Salem Holding and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of Salem Holding as of June 30, 2008, amounted to $242.4 million.  Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $18.2 million of amounts due from CCM as of June 30, 2008.

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of June 30, 2008
	Guarantors		Issuer and Guarantor Subsidiaries
					Salem
	Parent	CCM	Salem Holding	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$ —	$ 99	$ 179	$ —	$ 278
Trade accounts receivable, net	—	292	30,029	—	30,321
Other receivables	—	—	2,202	—	2,202
Prepaid expenses	—	220	2,386	—	2,606
Deferred income taxes	—	166	5,313	—	5,479
Assets held for sale	—	—	198	—	198
Total current assets	—	777	40,307	—	41,084
Investment in subsidiaries	237,031	—	—	(237,031)	—
Property, plant and equipment, net	—	574	136,967	—	137,541
Broadcast licenses	—	—	472,694	—	472,694
Goodwill	—	712	18,003	—	18,715
Other indefinite-lived intangible assets	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	691	5,084	—	5,775
Bond issue costs	—	—	370	—	370
Bank loan fees	—	—	1,488	—	1,488
Intercompany receivables	104,893	—	112,067	(216,960)	—
Notes receivable	—	—	2,997	—	2,997
Other assets	—	32	4,205	—	4,237
Total assets	$ 341,924	$ 5,678	$ 794,182	$ (453,991)	$ 687,793
Current liabilities:
Accounts payable	$ —	$ 81	$ 1,265	$ —	$ 1,346
Accrued expenses	—	434	5,022	—	5,456
Accrued compensation and related expenses	—	150	6,543	—	6,693
Accrued interest	—	—	2,405	—	2,405
Deferred revenue	—	1,911	3,898	—	5,809
Income tax payable	—	10	49	—	59
Current maturities of long-term debt	—	—	11,631	—	11,631
Total current liabilities	—	2,586	30,813	—	33,399
Intercompany payables	97,988	18,213	100,759	(216,960)	—
Long-term debt	—	—	332,210	—	332,210
Fair value of interest rate swap agreements	—	—	2,795	—	2,795
Deferred income taxes	1,080	(9,704)	76,086	—	67,462
Deferred revenue	—	—	7,664	—	7,664
Other liabilities	—	—	1,407	—	1,407
Total stockholders’ equity	242,856	(5,417)	242,448	(237,031)	242,856
Total liabilities and stockholders’ equity	$ 341,924	$ 5,678	$ 794,182	$ (453,991)	$ 687,793

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands)

	As of June 30, 2008
	Guarantors		Issuer and Guarantor Subsidiaries
					Salem
	Parent	CCM	Salem Holding	Adjustments	Consolidated
Net broadcast revenue	$ —	$ —	$ 98,585	$ (730)	$ 97,855
Non-broadcast revenue	—	3,071	10,756	(173)	13,654
Total revenue	—	3,071	109,341	(903)	111,509
Operating expenses:
Broadcast operating expenses	—	—	63,692	—	63,692
Non-broadcast operating expenses	—	4,059	9,482	(454)	13,087
Corporate expenses	—	—	10,208	(449)	9,759
Depreciation	—	125	6,352	—	6,477
Amortization	—	272	1,069	—	1,341
(Gain) loss on disposal of assets	—	5	(6,009)	—	(6,004)
Total operating expenses	—	4,461	84,794	(903)	88,352
Operating income (loss)	—	(1,390)	24,547	—	23,157
Operating income (expense):
Equity in earnings of consolidated subsidiaries, net	9,083	—	—	(9,083)	—
Interest income	3,093	—	4,784	(7,743)	134
Interest expense	(4,017)	(633)	(14,655)	7,743	(11,562)
Other income (expense)	—	—	(100)	—	(100)
Income (loss) before income taxes	8,159	(2,023)	14,576	(9,083)	11,629
Provision (benefit) for income taxes	(388)	(860)	6,383	—	5,135
Income from discontinued operations, net of tax	—	57	1,996	—	2,053
Net income (loss)	$ 8,547	$ (1,106)	$ 10,189	$ (9,083)	$ 8,547
Other comprehensive income (loss)	(183)	—	(183)	183	(183)
Comprehensive income (loss)	$ 8,364	$ (1,106)	$ 10,006	$ (8,900)	$ 8,364

NOTE 16. SUBSEQUENT EVENTS

On July 18, 2008, the Company completed the acquisition of WAMD-AM in Baltimore, Maryland for $2.7 million.

On July 31, 2008, the Company entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million. The sale is subject to the approval of the FCC and is expected to close in the later half of 2008.  (See Note 3)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 94 radio stations in 38 markets, including 58 stations in 23 of the top 25 markets, which consists of 29 FM stations and 65 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of three strategic formats: Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk.  We recently introduced a fourth strategic format, Spanish Christian Teaching and Talk on a small number of stations.  The Spanish Christian Teaching and Talk format is similar to our core Christian Teaching and Talk format in that it broadcasts biblically based programming, however, almost all of the block programming is local rather than national. We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® (“SRR”) is a national radio advertising sales firm with offices in 12 U.S. cities.

We also own Salem Web Network™ (“SWN”) and Townhall®.com, that we believe to be a premiere Internet platform serving the audience interested in Christian and conservative content.  SWN’s content, both in text and audio, can be accessed through our national portals which include OnePlace.com, Crosswalk.com, Christianity.com, Townhall.com, and through our 96 radio station websites, which provide local content of interest to our local radio station listeners.  We also own Salem Publishing™,  a magazine publisher serving the Christian audience and the Christian music industry as well as Xulon Press, a provider of print-on-demand publishing services targeted to the Christian audience.

Our principal business strategy is to improve our national radio platform and to invest in and build non-broadcast businesses as the breadth of the media marketplace also expands to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. Our national presence in broadcasting, Internet and publishing gives advertisers a platform that is a unique and powerful way to reach Christian audiences.  We program 42 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 26 News Talk and 12 Contemporary Christian Music stations and five of our stations in Spanish-language Christian Teaching and Talk format. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

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

OVERVIEW

As a radio broadcasting company with a national radio network, we derive our broadcast revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

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

Our broadcast revenue is affected primarily by the program rates our radio stations charge, the level of broadcast air time sold and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for our Christian Teaching and Talk stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets, for our Contemporary Christian music and conservative News Talk stations, we subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

As is typical in the radio broadcast industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Quarterly revenue from the sale of block programming time does not tend to vary significantly because block program rates are generally set annually and recognized on a per program basis.

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

In the broadcast industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash.  During 2007, we sold 97% of our advertising time for cash.  It is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.  In addition, we generally do not pay commissions to sales people for advertising paid in trade.

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

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Six months Ended
	June 30,			June 30,
	2007	2008	% Change	2007	2008	% Change
	(Dollars in thousands)
Net broadcast revenue	$ 52,594	$ 49,938	(5.1)%	$ 102,137	$ 97,855	(4.2)%
Non-broadcast revenue	6,174	7,524	21.9%	11,462	13,654	19.1%
Total revenue	58,768	57,462	(2.2)%	113,599	111,509	(1.8)%
Operating expenses:
Broadcast operating expenses	32,788	31,906	(2.7)%	64,498	63,692	(1.2)%
Non-broadcast operating expenses	5,351	6,849	28.0%	10,309	13,087	26.9%
Corporate expenses	5,496	4,482	(18.4)%	11,310	9,759	(13.7)%
Depreciation	2,876	3,230	12.3%	5,919	6,477	9.4%
Amortization	776	673	(13.3)%	1,586	1,341	(15.4)%
(Gain) loss on disposal of assets	631	10	(98.4)%	(2,638)	(6,004)	127.6%
Total operating expenses	47,918	47,150	(1.6)%	90,984	88,352	(2.9)%
Operating income from continuing operations	10,850	10,312	(5.0)%	22,615	23,157	2.4%
Other income (expense):
Interest income	48	113	135.4%	108	134	24.1%
Interest expense	(6,308)	(5,488)	(13.0)%	(12,762)	(11,562)	(9.4)%
Other income (expense), net	182	(49)	(126.9)%	147	(100)	(168.0)%
Income from continuing operations before income taxes	4,772	4,888	2.4%	10,108	11,629	15.0%
Provision for income taxes	1,896	1,996	5.3%	4,337	5,135	18.4%
Income from continuing operations	2,876	2,892	0.6%	5,771	6,494	12.5%
Income from discontinued operations, net of tax	48	632	1,216.7%	118	2,053	1,639.8%
Net income	$ 2,924	$ 3,524	20.5%	$ 5,889	$ 8,547	45.1%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net broadcast revenue	90%	87%	90%	88%
Non-broadcast revenue	10%	13%	10%	12%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcast operating expenses	56%	56%	57%	57%
Non-broadcast operating expenses	9%	12%	9%	11%
Corporate expenses	10%	8%	10%	9%
Depreciation	5%	5%	5%	6%
Amortization	1%	1%	1%	1%
(Gain) loss on disposal of assets	1%	—%	(2)%	(5)%
Total operating expenses	82%	82%	80%	79%
Operating income from continuing operations	18%	18%	20%	21%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(10)%	(10)%	(11)%	(10)%
Other expense, net	—%	—%	—%	—%
Income from continuing operations before income taxes	8%	8%	9%	11%
Provision for income taxes	3%	3%	4%	5%
Income from continuing operations	5%	5%	5%	6%
Discontinued operations, net of tax	—%	1%	—%	2%
Net income	5%	6%	5%	8%

Three months ended June 30, 2008 compared to three months ended June 30, 2007

 NET BROADCAST REVENUE.  Net broadcast revenue decreased $2.7 million or 5.1%, to $49.9 million for the three months ended June 30, 2008, from $52.6 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $2.8 million, or 5.5%, to $48.4 million for the three months ended June 30, 2008, from $51.2 million for the same period of the prior year.  The decline in revenue is attributable to a $2.6 million decrease in local spot sales on our Christian Teaching and Talk, Contemporary Christian Music and News Talk stations and a $0.5 million decrease in national spot sales on our Contemporary Christian Music stations partially offset by a $0.3 million increase in infomercial revenue on our News Talk and Christian Teaching and Talk stations.   Revenue from advertising as a percentage of our net broadcast revenue decreased to 47.0% for the three months ended June 30, 2008, from 49.2% for the same period of the prior year.   Revenue from block program time as a percentage of our net broadcast revenue increased to 36.5% for the three months ended June 30, 2008, from 35.5% for the same period of the prior year.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  We expect this trend to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $1.3 million, or 21.9%, to $7.5 million for the three months ended June 30, 2008, from $6.2 million for the same period of the prior year.  The growth in revenue is primarily due to a $0.4 million increase in banner advertising and ministry streaming on our websites, a $0.2 million increase in publishing revenue on Xulon Press and a $0.1 million increase in revenue from our Townhall.com website.  Additionally, we generated revenue of $0.4 million from our radio station websites that were redesigned and launched beginning in the second half of 2007.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $0.9 million or 2.7% to $31.9 million for the three months ended June 30, 2008, from $32.8 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $1.2 million or 3.7% to $30.6 million for the three months ended June 30, 2008, compared to $31.8 million for same period of the prior year.  The decline in broadcast operating expenses is comprised of a $1.7 million decrease in advertising expenses and a $0.8 million decrease in payroll, primarily commissions, offset by a $1.1 million increase in bad debt expenses and a $0.4 million increase in facility-related expenses due primarily to lease renewals in the New York and Boston markets.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $1.4 million, or 28.0%, to $6.8 million for the three months ended June 30, 2008, compared to $5.4 million for the three months ended June 30, 2007.  The increase is comprised of a $0.5 million of costs associated with Townhall Magazine, a new publication launched in early 2008, a $0.2 million increase in production and administrative costs on Xulon Press, a $0.2 million increase in personnel related costs on Townhall.com, a $0.2 million increase in personnel and related expenses on OnePlace.com and a $0.1 million increase in streaming expenses on OnePlace.com.

CORPORATE EXPENSES.  Corporate expenses decreased $1.0 million, or 18.4%, to $4.5 million for the three months ended June 30, 2008, compared to $5.5 million for the same period of the prior year.  The decrease is attributable to an overall cost reduction initiative, including headcount reductions resulting in a $0.9 million savings in personnel related costs.

DEPRECIATION.  Depreciation expense increased $0.3 million, or 12.3%, to $3.2 million for the three months ended June 30, 2008, compared to $2.9 million for the same period of the prior year.  The increase is due to capital expenditures, including $5.5 million during the year ended December 31, 2007, that are primarily associated with computer software and office equipment which have an estimated useful life from three to ten years.

AMORTIZATION.   Amortization expense decreased $0.1 million, or 13.3%, to $0.7 million for the three months ended June 30, 2008, compared to $0.8 million for the same period of the prior year.  The decrease is due to higher amortization being recognized in early 2007 on intangibles such as advertising agreements and other business contracts that were acquired in 2006 with an estimated useful life of one year.

LOSS ON DISPOSAL OF ASSETS.    The loss on disposal of assets of $10,000 for the three months ended June 30, 2008 was comprised of various fixed assets disposals compared to a $0.6 million loss for the same period of the prior year due to a $0.5 million pre-tax loss recognized on the sale of radio station WVRY-FM, Nashville, Tennessee in addition to various fixed asset disposals.

OTHER INCOME (EXPENSE).  Interest income of $113,000 for the three months ended June 30, 2008 and $48,000 for the same period of the prior year was interest earned on excess cash.  Interest expense decreased $0.8 million, or 13.0%, to $5.5 million for the three months ended June 30, 2008, compared to $6.3 million for the same period of the prior year due to a lower outstanding revolving debt balance as well as lower interest rates.  Other expense, net, of $49,000 for the three months ended June 30, 2008 represents bank commitment fees associated with the credit facilities offset by a non-recurring item.  Other income, net of $0.2 million for the three months ended June 30, 2007 consisted primarily of royalty income from real estate properties offset with bank commitment fees associated with the credit facilities.

PROVISION FOR INCOME TAXES.   We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) as of January 1, 2007.  Provision for income taxes was $2.0 million for the three months ended June 30, 2008 compared to $1.9 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 40.8% for the three months ended June 30, 2008 compared to 39.7% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.       The income from discontinued operations of $0.6 million, net of taxes, for the three months ended June 30, 2008 and $48,000, net of taxes for the same period of the prior year, includes the operating results of WFZH-FM, Milwaukee, through the date of sale, the operating results of WRFD-AM in Columbus, Ohio, and the pre-tax gain on the sale of WFZH-FM, Milwaukee, Wisconsin, of $1.4 million.

NET INCOME.   We recognized net income of $3.5 million for the three months ended June 30, 2008 compared to net income of $2.9 million for the same period of the prior year.   The increase of $0.6 million, or 20.5%, is due primarily to the gain recognized on the sale of WFZH-FM, Milwaukee, Wisconsin, reported as a component of discontinued operations, for $1.4 million offset by a $0.6 million decrease in operating income from all continued operations.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

NET BROADCAST REVENUE.  Net broadcast revenue decreased $4.2 million or 4.2%, to $97.9 million for the six months ended June 30, 2008, from $102.1 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $4.8 million, or 4.8%, to $94.5 million for the six months ended June 30, 2008, from $99.3 million for the same period of the prior year.  The decline in revenue is attributable to decreases in local spot revenue of $3.4 million across all of our station formats and a $1.6 million decline in national spot revenue on our Contemporary Christian Music and Christian Teaching and Talk stations offset by an increase of $0.5 million in infomercial revenue and a $0.2 million increase local political revenue on our Contemporary Christian Music stations.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 46.3% for the six months ended June 30, 2008, from 49.0% for the same period of the prior year.   Revenue from block program time as a percentage of our net broadcast revenue increased to 37.8% for the six months ended June 30, 2008, from 36.4% for the same period of the prior year.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  We expect this trend to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $2.2 million, or 19.1%, to $13.7 million for the six months ended June 30, 2008, from $11.5 million for the same period of the prior year.  The increase is primarily due to a $0.5 million increase in revenue on Xulon Press, a $0.5 million increase in ministry streaming and banner advertising revenue on OnePlace.com, and $0.2 million of revenue from Salem Consumer Products, an entity established in the second half of 2007.  Additionally, we generated revenue of $0.8 million from our radio station websites that were redesigned and launched beginning in the second half of 2007.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $0.8 million, or 1.2%, to $63.7 million for the six months ended June 30, 2008, from $64.5 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $1.7 million or 2.7% to $60.6 million for the six months ended June 30, 2008, compared to $62.3 million for same period of the prior year.  The decline in broadcast operating expenses is comprised of a $2.6 million decrease in advertising expenses, a $1.0 million decrease in personnel related costs and a $0.2 million decrease in national commissions associated with lower revenues, partially offset by a $2.4 million increase in bad debt expense and a $0.6 million increase in facility related expenses due primarily to lease renewals in the New York and Boston markets.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $2.8 million, or 26.9%, to $13.1 million for the six months ended June 30, 2008, compared to $10.3 million for the six months ended June 30, 2007.  The increase is comprised of a $0.6 million of costs associated with Townhall.com Magazine, a new publication launched in early 2008, a $0.5 million increase in production and administrative costs on Xulon Press, a $0.3 million increase in personnel related costs on Townhall.com, a $0.4 million increase in advertising costs on OnePlace.com, a $0.2 million increase in costs associated with operating Salem Consumer Products, a new entity launched during the second half of 2007, and a $0.1 million increase in personnel related costs on OnePlace.com.

CORPORATE EXPENSES.  Corporate expenses decreased $1.5 million, or 13.7%, to $9.8 million for the six months ended June 30, 2008, compared to $11.3 million for the same period of the prior year.  The decrease is attributable to an overall cost reduction initiative, that includes a reduction in headcount and lower personnel related costs of $1.1 million.

DEPRECIATION.  Depreciation expense increased $0.6 million, or 9.4%, to $6.5 million for the six months ended June 30, 2008, compared to $5.9 million for the same period of the prior year.  The increase is due to capital expenditures, including $5.5 million during the year ended December 31, 2007, that are primarily associated with computer software and office equipment which have an estimated useful life from three to ten years.

AMORTIZATION.   Amortization expense decreased $0.3 million, or 15.4%, to $1.3 million for the six months ended June 30, 2008, compared to $1.6 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2007 on intangible assets such as advertising agreements and other business contracts that were acquired in 2006 with an estimated useful life of one year.

(GAIN) LOSS ON DISPOSAL OF ASSETS.   Gain on disposal of assets of $6.0 million for the six months ended June 30, 2008 was primarily comprised of the sale of radio station KTEK, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.  A gain on disposal of assets of $2.6 million for the same period of the prior year was comprised of the sale of selected assets of WKNR-AM in Cleveland, Ohio, for $7.0 million which resulted in a pre-tax gain of $3.4 million offset by the loss recognized on the sale of radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million and additional various fixed asset disposals.

OTHER INCOME (EXPENSE).  Interest income remained consistent at $0.1 million for the six months ended June 30, 2008 and the same period of the prior year.  Interest expense decreased $1.2 million, or 9.4%, to $11.6 million for the six months ended June 30, 2008, compared to $12.8 million for the same period of the prior year due to a lower net outstanding debt balance and lower interest rates.  Other expense, net, of $0.1 million for the six months ended June 30, 2008 represents bank commitment fees associated with the credit facilities offset by a non-recurring payment related to a sublease.  Other income, net of $0.1 million for the six months ended June 30, 2007 consisted primarily of royalty income from real estate properties offset with bank commitment fees associated with the credit facilities.

PROVISION FOR INCOME TAXES.   We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) as of January 1, 2007.  Provision for income taxes was $5.1 million for the six months ended June 30, 2008 compared to $4.3 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 44.2% for the six months ended June 30, 2008 compared to 42.9% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $2.1 million, net of taxes, for the six months ended June 30, 2008 includes the pre-tax gain of $2.2 million on the sale of WRRD-AM, Milwaukee, Wisconsin, a $1.4 million pre-tax gain on the sale of WFZH-FM, Milwaukee, Wisconsin, operating results of WRFD-AM in Columbus, Ohio, and operating results of CCM Magazine.  The amount reported for the same period of the prior year includes only the operating results of these entities as of the period end without the impact of the gain from the sale.

NET INCOME.   We recognized net income of $8.5 million for the six months ended June 30, 2008 compared to net income of $5.9 million for the same period of the prior year.   This increase of $2.7 million, or 45.1%, is primarily due to an increase in operating income from continuing operations of $0.6 million and a $2.0 million increase in income from discontinued operations.

NON-GAAP FINANCIAL MEASURES

The performance of a radio broadcast company is customarily measured by the ability of its stations to generate station operating income. We define station operating income (“SOI”) as net broadcast revenue less broadcast operating expenses.  Accordingly, changes in net broadcast revenue and broadcast expenses, as explained above, have a direct impact on changes in SOI.

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

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

STATION OPERATING INCOME.   SOI decreased $1.8 million, or 9.0%, to $18.0 million for the three months ended June 30, 2008, compared to $19.8 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI decreased to 36.1% for the three months ended June 30, 2008 from 37.7% for the same period of the prior year.  On a same station basis, SOI decreased $1.7 million, or 8.3%, to $17.8 million for the three months ended June 30, 2008 from $19.5 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI decreased to 36.8% for the three months ended June 30, 2008 compared to 38.0% for the same period of the prior year.

Six months ended June 30, 2008 compared to the six months ended June 30, 2008

STATION OPERATING INCOME.   SOI decreased $3.4 million, or 9.2%, to $34.2 million for the six months ended June 30, 2008, compared to $37.6 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI decreased to 34.9% for the six months ended June 30, 2008 from 36.9% for the same period of the prior year.  On a same station basis, SOI decreased $3.1 million, or 8.2%, to $33.9 million for the six months ended June 30, 2008 from $37.0 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI decreased to 35.9% for the six months ended June 30, 2008 compared to 37.2% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Station operating income	$ 19,806	$ 18,032	$ 37,639	$ 34,163
Plus non-broadcast revenue	6,174	7,524	11,462	13,654
Less non-broadcast operating expenses	(5,351)	(6,849)	(10,309)	(13,087)
Less depreciation and amortization	(3,652)	(3,903)	(7,505)	(7,818)
Plus gain (loss) on disposal of assets	(631)	(10)	2,638	6,004
Less corporate expenses	(5,496)	(4,482)	(11,310)	(9,759)
Operating income	$ 10,850	$ 10,312	$ 22,615	$ 23,157

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

Revenue recognition

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

Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used.  We record broadcast advertising provided in exchange for goods and services as broadcast revenue and the goods or services received in exchange for such advertising as broadcast operating expenses.

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

We perform impairment tests on our FCC licenses and goodwill at least annually or more often if indicators of impairment exist. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of June 30, 2008, no impairment was recognized.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and may result in impairment charges.

Uncertain tax positions

We adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under Statement of Accounting Standards No. 5 (“SFAS No. 5”) Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, we recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.  We recorded an increase in unrecognized tax benefits of approximately $0.2 million as of June 30, 2008.

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $2.2 million as of June 30, 2008, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

Stock-based compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the company.  As of June 30, 2008, a maximum of 3,100,000 shares are authorized under the Plan, of which 23,668,788 are outstanding and 1,646,226 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense for the three and six months ended June 30, 2008 was $0.6 million and $1.3 million compared to $0.9 million and $1.6 million for the three and six months ended June 30, 2007. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Cash Flows

Cash and cash equivalents were $0.3 million on June 30, 2008 compared to $0.4 million as of December 31, 2007.  Working capital was $7.7 million on June 30, 2008 compared to $21.8 million as of December 31, 2007.  The decrease in working capital is due to the sale of $8.6 million of current assets associated with our discontinued operations in Milwaukee and the classification of $7.0 million outstanding on our Revolving line of credit as short term as of June 30, 2008 based on the March 31, 2009 due date.

Cash Flows from Operating Activities

During the six months ended June 30, 2008, our cash flows from continuing operations were primarily derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $19.2 million for the six months ended June 30, 2008 compared to $15.8 million for the same period of the prior year.   The increase of $3.4 million was primarily the result of an increase in net income from continuing operations of $0.7 million and changes in operating assets and liabilities, including an increase in deferred income taxes of $2.0 million offset by a change in the gain on disposal of assets of $3.4 million.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio stations assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $19.2 million for the six months ended June 30, 2008 compared to $1.7 million for the same period of the prior year.  The increase of $17.5 million was due to a $5.0 million purchase of real estate from principal shareholders, $12.3 million purchase of selected assets of WMCU-AM, Miami, Florida, a $0.9 million increase in non-broadcast business purchases, a $3.5 million decrease in proceeds from disposal of assets, partially offset by a $3.3 million decrease in capital expenditures.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facilities, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities decreased $3.3 million for the six months ended June 30, 2008 to $10.9 million from $14.2 million for the same period of the prior year.  This decrease was due to net repayments of debt of $7.2 million during the period compared to net draws of $12.2 million in the same period of the prior year, a $1.1 million increase in the net borrowings on the Swingline credit facility and increase of $1.3 million on payments of our capital lease obligations.

Credit Facilities

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities.  The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of June 30, 2008. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at June 30, 2008, on a pro forma basis, was 5.99 to 1.

We amended our credit facilities on October 24, 2007 to keep our Total Leverage Ratio covenant ratio at 6.75 to 1 through March 30, 2009.  These covenant changes were effective upon the acquisition of WMCU-AM, which occurred on April 11, 2008.  Additionally, the senior leverage ratio covenant increased to 5.0 to 1 and the interest coverage ratio remained at 2.0 to 1 through March 30, 2009.

The credit facilities include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of June 30, 2008, the borrowing capacity and aggregate commitments were $52.5 million under our revolving credit facility, $72.0 million under our term loan B facility and $161.7 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of June 30, 2008, we could borrow $42.6 million under our credit facilities.

On June 30, 2008, $72.0 million was outstanding under the term loan B facility, $161.7 million was outstanding under the term loan C facility and $7.0 million under the revolving credit facility.  The revolving credit facility matures on March 25, 2009.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At June 30, 2008, the blended interest rate on amounts outstanding under the credit facilities was 5.21%.

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

As of June 30, 2008, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on 0.25% less than the bank’s prime rate.  As of June 30, 2008, $0.9 million was outstanding under the Swingline.

As of June 30, 2008, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

As of June 30, 2008, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2007	As of June 30, 2008

	(Dollars in thousands)
Term loans under credit facility	$ 234,900	$ 233,668
Revolving line of credit under credit facility	13,000	7,000
Swingline credit facility	2,952	891
7¾% senior subordinated notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,546	1,277
Capital leases and other loans	886	1,005
	$ 354,284	$ 343,841
Less current portion	6,667	11,631
	$ 347,617	$ 332,210

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2008:

•

Outstanding borrowings of $233.7 million on term loans and $7.0 million on our revolver with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our Total Leverage Ratio;

•

Outstanding borrowings of $0.9 million on a Swingline credit facility with interest payments due at 0.25% less than the bank’s prime rate;

•

$100 million senior subordinated notes with semi-annual interest payments at 7 ¾%; and

•

Commitment fee of 0.375% on the unused portion of our credit facilities.

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2008 and 2007, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2008, was increased by approximately $0.2 million as a result of the difference between the interest rates.  As of June 30, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $1.2 million. This amount, net of income taxes of approximately $0.5 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2008, was reduced by approximately $0.2 million as a result of the difference between the interest rates.  As of June 30, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $0.9 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2008, was reduced by approximately $0.1 million as a result of the difference between the interest rates. As of June 30, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $0.7 million.  This amount, net of income taxes of approximately $0.3 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

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

SFAS No. 157 defines fair values as the price that would be received to acquire an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices in active markets for identical assets and liabilities, are considered to be the most reliable evidence of fair value, and should be used whenever available. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

The Company’s financial liabilities reported at fair value in the accompanying condensed consolidated balance sheet, as of June 30, 2008, were as follows:

	As of June 30, 2008
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	2,795	—	2,795

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $10,000 and $3,000 was recognized during the three and six months ended June 30, 2008, respectively, in comparison to $10,000 and $15,000 for the three and six months ended June 30, 2007, respectively, related to the interest rate caps.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of June 30, 2008, we had borrowed $241.6 million under our credit facilities and Swingline.  As of June 30, 2008, we could borrow up to an additional $42.6 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. At June 30, 2008, the blended interest rate on amounts outstanding under the credit facilities was 5.21%.  At June 30, 2008, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.5 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of June 30, 2008, with an aggregate fair value of $92.0 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $90.1 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $93.9 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on June 4, 2008, the following matters were submitted to a vote of stockholders:

A.      Election of the following nominees as directors of the company:

1.	Stuart W. Epperson was elected by a vote of	72,712,457	for, with	459,649	against, and	104,569	abstained;
2.	Edward G. Atsinger III was elected by a vote of	72,776,929	for, with	395,127	against, and	104,619	abstained;
3.	David Davenport was elected by a vote of	17,208,857	for, with	386,511	against, and	127,611	abstained;
4.	Eric H. Halvorson was elected by a vote of	72,819,562	for, with	454,478	against, and	2,635	abstained;
5.	Roland S. Hinz was elected by a vote of	72,723,255	for, with	550,785	against, and	2,635	abstained;
6.	Judge Paul Pressler was elected by a vote of	17,328,966	for, with	383,165	against, and	10,848	abstained;
7.	Richard A. Riddle was elected by a vote of	72,891,191	for, with	385,334	against, and	150	abstained;
8.	Dennis M. Weinberg was elected by a vote of	72,700,748	for, with	550,350	against, and	25,577	abstained;

The total number of shares of Class A common stock outstanding as of April 11, 2008, the record date for the Annual Meeting, was 18,115,092, the total number of shares of Class B common stock outstanding as of that date was 5,553,696. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
August 8, 2008
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 8, 2008
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.06.20	Lease Agreement dated April 8, 2008 between Inspiration Media, Inc. and Principal Stockholders Re: KDOW-AM filed as Exhibit 10.06.20 to the 8-K dated April 14, 2008.

10.06.21	Lease Agreement dated April 8, 2008 between New Inspiration Broadcasting Company, Inc. and Principal Stockholders Re: KFAX-AM filed as exhibit 10.06.21 to the 8-K dated April 14, 2008.

10.06.22	Lease Agreement dated April 8, 2008 between Inspiration Media, Inc. and Principal Stockholders Re: KLFE-AM filed as Exhibit 10.06.22 to the 8-K dated April 14, 2008.

10.06.23	Lease Agreement dated April 8, 2008 between South Texas Broadcasting, Inc. and Principal Stockholders Re: KNTH-AM filed as Exhibit 10.06.23 to the 8-K dated April 14, 2008.

10.06.24	Lease Agreement dated April 8, 2008 between Salem Media of Oregon, Inc. and Principal Stockholders Re: KPDQ-AM filed as Exhibit 10.06.24 to the 8-K dated April 14, 2008.

10.06.25	Lease Agreement dated April 8, 2008 between Common Ground Broadcasting, Inc. and Principal Stockholders Re: KPXQ-AM filed as Exhibit 10.06.25 to the 8-K dated April 14, 2008.

10.06.26	Lease Agreement dated April 8, 2008 between Salem Media of Texas, Inc. and Principal Stockholders Re: KSCR-AM filed as Exhibit 10.06.26 to the 8-K dated April 14, 2008.

10.06.27	Lease Agreement dated April 8, 2008 between Pennsylvania Media Associates, Inc. and Principal Stockholders Re: WFIL-AM and WNTP-AM. As filed as Exhibit 10.06.27 to the8-K dated April 14, 2008.

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 31.1

I, Edward G. Atsinger III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Salem Communications Corporation;

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

Date: August 8, 2008

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

Date: August 8, 2008

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2008
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly report of the Company on Form 10-Q for the period ended June 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2008
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer