Form 10-Q
period 2008-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2008-11-10
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes [   ]

No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 5, 2008
Common Stock, $0.01 par value per share	18,120,092 shares

Class B	Outstanding at November 5, 2008
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I - FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2007	September 30, 2008
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$447	$184
Trade accounts receivable (less allowance for doubtful accounts of $8,131 in 2007 and $7,917 in 2008)	30,030	29,743
Other receivables	635	343
Prepaid expenses	2,621	2,808
Deferred income taxes	5,567	5,181
Assets of discontinued operations	8,829	204
Total current assets	48,129	38,463
Property, plant and equipment (net of accumulated depreciation of $81,407 in 2007 and $90,627 in 2008)	130,857	136,564
Broadcast licenses	464,549	452,109
Goodwill	18,636	18,717
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $13,882 in 2007 and $15,956 in 2008)	6,079	5,198
Bond issue costs	444	333
Bank loan fees	1,994	1,235
Notes receivable	1,168	2,948
Other assets	5,050	7,109
Total assets	$679,798	$665,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,325	$970
Accrued expenses	6,134	6,166
Accrued compensation and related expenses	7,297	7,234
Accrued interest	553	4,344
Deferred revenue	4,205	6,164
Income tax payable	109	34
Current portion of long-term debt and capital lease obligations	6,667	3,751
Total current liabilities	26,290	28,663
Long-term debt and capital lease obligations, less current portion	347,617	332,193
Fair value of interest rate swap agreements	2,489	3,290
Deferred income taxes	61,381	58,745
Deferred revenue	7,500	7,761
Other liabilities	1,343	1,384
Total liabilities	446,620	432,036
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,432,742 issued and 18,115,092 and 18,120,092 outstanding at December 31, 2007 and at September 30, 2008, respectively	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2007 and at September 30, 2008	56	56
Additional paid-in capital	224,878	228,207
Retained earnings	43,538	41,043
Treasury stock, at cost (2,317,650 shares at December 31, 2007 and September 30, 2008)	(34,006)	(34,006)
Accumulated other comprehensive loss	(1,492)	(1,972)
Total stockholders’ equity	233,178	233,532
Total liabilities and stockholders’ equity	$679,798	$665,568
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net broadcast revenue	$ 50,864	$ 47,371	$ 153,001	$ 145,226
Non-broadcast revenue	6,018	7,057	17,480	20,711
Total revenue	56,882	54,428	170,481	165,937
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $311 and $312 for the quarter ended September 30, 2007 and 2008, respectively, and $927 and $945 for the nine months ended September 30, 2007 and 2008, respectively, paid to related parties)	31,925	30,942	96,423	94,634
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	5,594	6,477	15,903	19,564
Corporate expenses, exclusive of depreciation and amortization shown below (including $192 and $20 for the quarter ended September 30, 2007 and 2008, respectively, and $337 and $152 for the nine months ended September 30, 2007 and 2008, respectively, paid to related parties)	5,425	6,555	16,735	16,314
Depreciation (including $181 and $455 for the quarter ended September 30, 2007 and 2008, respectively, and $470 and $1,100 for the nine months ended September 30, 2007 and 2008, respectively for non-broadcast businesses)	2,926	3,506	8,845	9,983
Amortization (including $721 and $705 for the quarter ended September 30, 2007 and 2008, respectively, and $2,207 and $2,003 for the nine months ended September 30, 2007 and 2008, respectively for non-broadcast businesses)	748	712	2,334	2,053
Impairment of long-lived assets	—	20,320	—	20,320
(Gain) loss on disposal of assets	309	142	(2,329)	(5,862)
Total operating expenses	46,927	68,654	137,911	157,006
Operating income (loss) from continuing operations	9,955	(14,226)	32,570	8,931
Other income (expense):
Interest income	52	47	160	181
Interest expense	(6,375)	(5,453)	(19,137)	(17,015)
Other income, net	83	278	230	178
Income (loss) from continuing operations before income taxes	3,715	(19,354)	13,823	(7,725)
Provision for (benefit from) income taxes	1,698	(8,235)	6,035	(3,100)
Income (loss) from continuing operations	2,017	(11,119)	7,788	(4,625)
Income from discontinued operations, net of tax	81	77	199	2,130
Net income (loss)	$ 2,098	$ (11,042)	$ 7,987	$ (2,495)
Other comprehensive loss, net of tax	(1,498)	(297)	(674)	(480)
Comprehensive income (loss)	$ 600	$ (11,339)	$ 7,313	$ (2,975)
Basic earnings per share from continuing operations	$ 0.08	$ (0.47)	$ 0.33	$ (0.20)
Income per share from discontinued operations	—	—	0.01	0.09
Basic earnings per share	$ 0.09	$ (0.47)	$ 0.34	$ (0.11)

Diluted earnings per share from continuing operations	$ 0.08	$ (0.47)	$ 0.33	$ (0.20)
Income per share from discontinued operations	—	—	0.01	0.09
Diluted earnings per share	$ 0.09	$ (0.47)	$ 0.34	$ (0.11)

Basic weighted average shares outstanding	23,772,647	23,673,788	23,823,757	23,670,455
Diluted weighted average shares outstanding	23,776,449	23,673,788	23,828,495	23,670,455

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
OPERATING ACTIVITIES
Income (loss) from continuing operations	$7,788	$(4,625)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	2,515	3,330
Depreciation and amortization	11,179	12,036
Amortization of bond issue costs and bank loan fees	871	870
Amortization and accretion of financing items	82	41
Provision for bad debts	1,875	3,464
Deferred income taxes	5,960	(1,929)
Impairment of long-lived assets	—	20,320
Gain on disposal of assets	(2,329)	(5,862)
Changes in operating assets and liabilities:
Accounts receivable	(1,117)	(2,733)
Prepaid expenses and other current assets	(254)	(187)
Accounts payable and accrued expenses	(1,829)	4,052
Deferred revenue	977	2,220
Other liabilities	127	41
Income taxes payable	(22)	(75)
Net cash provided by continuing operating activities	25,823	30,963
INVESTING ACTIVITIES
Capital expenditures	(11,853)	(7,944)
Deposit on radio station acquisitions	—	(2,725)
Purchase of broadcast assets	—	(12,315)
Purchase of non-broadcast businesses	(962)	(1,337)
Purchase of real estate from principal stockholders	—	(5,013)
Proceeds from the disposal of assets	7,963	6,253
Other	(747)	91
Net cash used in investing activities of continuing operations	(5,599)	(22,990)
FINANCING ACTIVITIES
Proceeds from borrowings under credit facilities	20,500	15,000
Payments of long-term debt and notes payable	(29,624)	(29,210)
Net borrowings and repayment on Swingline credit facility	1,145	(2,952)
Repurchase of Class A common stock	(1,788)	—
Payment of dividend on common stock	(10,010)	—
Proceeds from exercise of stock options	30	—
Tax benefit related to stock options exercised	1	(1)
Payments on capital lease obligations	(24)	(1,363)
Book overdraft	(729)	(465)
Net cash used in financing activities	(20,499)	(18,991)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	344	(1,095)
Investing cash flows	(106)	11,850
Total cash inflows from discontinued operations	238	10,755
Net decrease in cash and cash equivalents	(37)	(263)
Cash and cash equivalents at beginning of year	710	447
Cash and cash equivalents at end of period	$673	$184
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$18,691	$14,434
Income taxes	$293	$418
Non-cash investing and financing activities:
Assets acquired through capital lease obligations	$800	$—
Notes receivable acquired in exchange for radio station	$—	$1,500

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

Information with respect to the three and nine months ended September 30, 2008 and 2007 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The balance sheet at December 31, 2007 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2007 consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications include the accounting for WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin, WRFD-AM, Columbus, Ohio and CCM Magazine, as discontinued operations as discussed in Note 4.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as discontinued operations for the three and nine months ended September 30, 2008 and 2007.

NOTE 3.  IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for goodwill and other indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, the Company does not amortize goodwill or other indefinite lived intangible assets, but rather tests for impairment at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.  Broadcast licenses account for approximately 95% of the Company’s indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  The unit of accounting used to test broadcast licenses is the cluster level, which the Company defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, attributable primarily to the non-broadcast operating segment, are tested at the business unit level, which the Company defines by publication or website.

The Company completes its annual impairment tests in the fourth quarter of each year.  However, based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2008 to date and a weakening in prevailing radio station transaction multiples, the Company concluded that, in connection with preparing its financial statements for the period ended September 30, 2008, an interim valuation pursuant to SFAS No. 142 was appropriate.  The Company reviewed the financial performance of certain accounting units against established internal benchmarks.  For selected accounting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s).  The accounting units selected were based on declines in projected market revenues and market analysis from industry experts that indicate a more than remote likelihood that a current fair value determination would be less than the carrying value.  As a result of the Company’s interim review and valuation, a pre-tax impairment charge of $20.3 million associated with the value of broadcast licenses in the Cleveland market was recognized in the third quarter of 2008.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations.  If actual future results are not consistent with the assumptions and estimates used, the Company may be exposed to impairment charges in the future.

NOTE 4. SIGNIFICANT TRANSACTIONS

On March 28, 2008, the Company sold radio station KTEK-AM in Houston, Texas for $7.8 million, including $4.5 million in cash, and $3.3 million in notes receivables.  The notes include a $1.8 million 90 day promissory note due on June 24, 2008 bearing interest at 8% per annum and a $1.5 million seven year promissory note bearing interest at 8% per annum, with monthly installments due beginning in May 2008.  The sale resulted in a pre-tax gain of $6.1 million.  The operating results of KTEK-AM were excluded from the Condensed Consolidated Statement of Operations beginning on February 1, 2008, the date the Company stopped operating the station pursuant to a Time Brokerage Agreement with the buyer.

On March 28, 2008, the Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million resulting in a pre-tax gain of $2.2 million which is reported as a component of discontinued operations.  The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 reflect WRRD-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On May 30, 2008, the Company sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million resulting in a pre-tax gain of $1.4 million which is reported as a component of discontinued operations.   The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 reflect WFZH-FM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On April 8, 2008, the Company acquired land in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania from entities controlled by its Chairman and by its CEO (“Principal Shareholders”) for $5.0 million.   As a result of this transaction, the Company will reduce rental expense by approximately $148,000 annually and has permanently secured these AM transmitter site locations. The Company also assumed two income-producing lease agreements as follows:  (a) a diplex agreement at the Seattle-Tacoma, Washington site generating current annual rental income of approximately $139,000, and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating current annual rental income of approximately $26,000.  A prerequisite negotiated by the Company as an important condition of the closing of the Transmitter Site Purchases was the entry by the Company into new transmitter site leases for eight (8) existing transmitter sites (the “New Transmitter Site Leases”) operated by the Company and leased from the Principal Stockholders.  Seven (7) of these New Transmitter Site Leases replace existing transmitter site leases between the Company and the Principal Shareholder which were either scheduled to expire or had option exercise deadlines in 2009 or 2010.  As a result, the Company is not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

On April 11, 2008 the Company completed the purchase of selected assets of WMCU-AM in Miami, Florida, for $12.3 million.  The Company began operating the station under a local marketing agreement (“LMA”) effective on October 18, 2007.  The accompanying Condensed Consolidated Statements of Operations includes the operating results of this station as of the LMA date.

On June 30, 2008, the Company completed a reorganization of certain legal entities.  Under this reorganization, all operating assets of the Company other than CCM Communications, Inc. are now owned by Salem Communications Holding Corporation (“Salem Holding”).  The operating assets of CCM Communications, Inc. remain owned by Salem Holding.  The reorganization did not impact the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, however the consolidating financial statements presented in Note 16 reflect the revised structure.

In September 2008, an agreement dated February 22, 2008 to sell radio station KKMO-AM in Seattle, Washington for approximately $3.7 million was terminated.  The buyer of the station did not meet the terms of the Asset Purchase Agreement.

During the nine months ended September 30, 2008, the Company completed the following acquisitions, none of which were material to the Company’s financial position as of the date of acquisition:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
April 8, 2008	Land purchase from principal stockholders (asset purchase)	$5,013
April 11, 2008	Acquisition of selected assets of WMCU-AM, Miami, Florida	12,315
June 6, 2008	Intercristo.com, a faith-based online job posting site (business acquisition)	1,185
August 15, 2008	Conservativevoice.com, customer list (business acquisition)	152
		$18,665

The purchase price was allocated to the total assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 973
Real estate	7,061
FCC License	9,417
Non-compete agreements	33
Domain and brand names	591
Customer lists and other contracts	499
Goodwill	91
$ 18,665

Other Pending Transactions:

On February 1, 2007, the Company entered into an agreement to purchase selected assets of radio station KTRO-AM, in Portland, Oregon subject to certain conditions, for $4.5 million.   The Company began operating the station under an LMA effective the same date.   The accompanying Condensed Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date.  On October 29, 2008, the Company notified the owner in accordance with the agreement that it would discontinue operating the station under the LMA and would not acquire the station.

On July 12, 2008, the Company entered an agreement to purchase radio station WZAB-AM in Miami, Florida for $1.4 million.  The Company began operating the station under an LMA agreement effective October 1, 2008.  The purchase is subject to the approval of the Federal Communications Commission “FCC.” and is expected to close in the first half of 2009.

On July 18, 2008, the Company paid a refundable deposit of $2.7 million for the full purchase price of selected assets of WAMD-AM in Baltimore, Maryland.  The station is not currently being operated.  The transaction has been approved by the FCC and is expected to close in the first quarter of 2009.

On July 31, 2008, the Company entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million. The sale is subject to the approval of the FCC and is expected to close in the fourth quarter of 2008

On August 13, 2008, the Company entered into an agreement to sell radio station WRVI-FM in Louisville, Kentucky for $3.0 million.  The sale is subject to the approval of the FCC and is expected to close in the fourth quarter of 2008.

Discontinued Operations:

During 2007, the Company had a plan in place to sell its radio stations in the Milwaukee market.  As noted above, the Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  The Company entered into an LMA with the buyer effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three and nine months ended September 30, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation.

The Company ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of the date operations ceased.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the three and nine months ended September 30, 2008.  All prior periods have been revised to reflect the operating results of this entity as a discontinued operation to conform to the current period presentation.

On July 31, 2008, the Company entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million. As a result of the sale, the Company will exit the Columbus, Ohio market.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three and nine months ended September 30, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation. The sale is subject to the approval of the FCC and is expected to close in the fourth quarter of 2008.

The following table sets forth the components of income from discontinued operations, net of tax, for the three and nine months ended September 30, 2007 and 2008 (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Net revenue	$ 1,214	$ 470	$ 3,748	$ 2,145
Operating expenses	1,066	464	3,390	1,926
Operating income	$ 148	$ 6	$ 358	$ 219
Gain (loss) on sale of radio station assets	-	102	(3)	3,360
Income from discontinued operations	$ 148	$ 108	$ 355	$ 3,579
Provision for income taxes	67	31	156	1,449
Income from discontinued operations, net of tax	$ 81	$ 77	$ 199	$ 2,130

NOTE 5. STOCK-BASED COMPENSATION

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

During the three months ended September 30, 2008, all senior executives voluntarily surrendered options (vested and unvested) to the Company.   The voluntary surrender was not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration.  In accordance with SFAS No. 123(R) paragraph 57, the surrender was accounted for as a repurchase for no consideration.  As a result 1,741,854 options were voluntarily surrendered resulting in approximately a $1.6 million increase in stock based compensation expense for the three months ended September 30, 2008.  The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 643	$ 1,818	$ 1,741	$ 2,763
Restricted stock units compensation expense included in corporate expenses	15	10	47	36
Stock option compensation expense included in broadcast operating expenses	180	130	617	393
Stock option compensation expense included in non-broadcast operating expenses	43	57	110	138
Total stock-based compensation expense, pre-tax	$ 881	$ 2,015	$ 2,515	$ 3,330
Tax benefit from stock-based compensation expense	(385)	(809)	(1,108)	(1,407)
Total stock-based compensation expense, net of tax	$ 496	$ 1,206	$ 1,407	$ 1,923

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

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over a six to nine year term that is generally commensurate with the expected term of the option.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS 123(R) between these methods of accounting for forfeitures. The weighted-average assumptions used to estimate the fair value of stock options granted using the Black-Scholes option valuation model were as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Expected volatility	46.44%	—	44.76%	44.47% – 45.08%
Expected dividends	0.0%	—	0.0%	3.68% - 4.91%
Expected term (in years)	6 – 9	—	6 – 9	6 - 12
Risk-free interest rate	4.16%	—	4.48%	2.76% - 3.86%

Stock option information with respect to the Company’s stock-based compensation plan for the nine months ended September 30, 2008 and 2007 is as follows (dollars in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,146,564	$ 22.30		$ 14.11	$ —
Granted	393,900	11.79		8.21	—
Exercised	(2,500)	11.81		9.43	4
Forfeited or expired	(106,790)	19.59		13.73	—
Outstanding at September 30, 2007	2,431,174	20.73	4.5 years	13.18	—
Exercisable at September 30, 2007	1,436,762	24.32	2.8 years	15.09	—

Outstanding at January 1, 2008	2,422,024	$ 20.74		13.17	$ —
Granted	55,000	5.48		1.86	—
Exercised	—	—		—	—
Forfeited or expired	(1,866,474)	22.38		14.19	—
Outstanding at September 30, 2008	610,550	14.37	4.6 years	9.04	—
Exercisable at September 30, 2008	327,897	16.57	2.9 years	10.26	—

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding the Company’s restricted stock grants for the nine months ended September 30, 2008 and 2007 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2007	6,000	$ 11.15
Granted	5,000	10.15
Vested	(6,000)	11.15
Forfeited	—	—
Non-Vested at September 30, 2007	5,000	10.15

Non-Vested at January 1, 2008	5,000	10.15
Granted	—	—
Vested	(5,000)	10.15
Forfeited	—	—
Non-Vested at September 30, 2008	—	—

As of September 30, 2008, there was $0.9 million of total unrecognized compensation expense related to non-vested awards of stock options and restricted shares.  This cost is to be recognized over a weighted average period of 1.4 years.

NOTE 6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss reflects changes in the fair value of each of the Company’s cash flow hedges for the three and nine months ended September 30, 2008 and 2007 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Mark-to-market gain (loss)	$ (2,496)	$ (495)	$ (1,123)	$ (800)
Less tax provision (benefit)	998	198	449	320
Other comprehensive loss	$ (1,498)	$ (297)	$ (674)	$ (480)

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 162

In May 2008, Financial Accounting Standards Board (“FASB”) issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.”  The pronouncement mandates that the Generally Accepted Accounting Principles (“GAAP”) hierarchy reside in the accounting literature as opposed to in the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The adoption of SFAS No. 162 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company’s financial liabilities reported at fair value in the accompanying condensed consolidated balance sheet, as of September 30, 2008, were as follows:

	As of September 30, 2008
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	3,290	—	3,290

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

NOTE 8. EQUITY TRANSACTIONS

The Company’s Board of Directors authorized a $25.0 million share repurchase program in May 2005.   In February 2006, the Board of Directors increased Salem’s existing share repurchase program to permit the repurchase of up to an additional $25.0 million of shares of Salem’s Class A common stock.   This repurchase program terminated December 31, 2007.

As discussed in Note 5, the Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $2.0 million and $3.3 million of stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2008, respectively, in comparison to $0.9 million and $2.5 million for the three and nine months ended September 30, 2007, respectively.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

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

Long-term debt consisted of the following:

	December 31, 2007	September 30, 2008
	(Dollars in thousands)
Term loans under credit facility	$234,900	$233,667
Revolving line of credit under credit facility	13,000	—
Swingline credit facility	2,952	—
7¾% Senior Subordinated Notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,546	1,288
Capital leases and other loans	886	989
	354,284	335,944
Less current portion	6,667	3,751
	$347,617	$332,193

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2008 for each of the next five years and thereafter are as follows:

Twelve Months Ended September 30,	Amount
(Dollars in thousands)
2009	$3,751
2010	231,334
2011	100,069
2012	74
2013	57
Thereafter	659
$335,944

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2008
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,938	$(8,875)	$2,063
Domain and brand names	5,567	(3,079)	2,488
Favorable and assigned leases	1,581	(1,278)	303
Other amortizable intangible assets	3,068	(2,724)	344
	$21,154	$(15,956)	$5,198

	As of December 31, 2007
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,437	$(7,687)	$2,750
Domain and brand names	4,910	(2,458)	2,452
Favorable and assigned leases	1,581	(1,227)	354
Other amortizable intangible assets	3,033	(2,510)	523
	$19,961	$(13,882)	$6,079

Based on the amortizable intangible assets as of September 30, 2008, the Company estimates amortization expense for the next five years to be as follows:

Year Ending	Amortization Expense
(Dollars in thousands)
2008 (October 1 – December 31)	$750
2009	1,698
2010	1,202
2011	608
2012	243
Thereafter	697
Total	$5,198

NOTE 11. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,431,174 and 610,550 shares of Class A common stock were outstanding at September 30, 2007 and 2008, respectively.  Unvested restricted stock shares of 5,000 were outstanding at September 30, 2007.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computation of diluted net income per share because their effect would be anti-dilutive.   The number of dilutive shares was 3,802 and 4,738 for the three and nine month period ended September 30, 2007, respectivetly.  Due to the net loss recognized for the nine months ended September 30, 2008, there are no potentially dilutive shares included in the calculation.

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

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2008, was increased by approximately $0.2 million and $0.4 million, as a result of the difference between the interest rates.  As of September 30, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $1.4 million. This amount, net of income taxes of approximately $0.6 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2008, was increased by approximately $0.1 million and $0.3 million, as a result of the difference between the interest rates.  As of September 30, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $1.0 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2008, was increased by approximately $0.1 million and $0.3 million, as a result of the difference between the interest rates. As of September 30, 2008, the Company recorded a liability for the fair value of the interest swap of approximately $0.9 million.  This amount, net of income taxes of approximately $0.3 million, is reflected in other comprehensive loss, as the Company has designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Interest Rate Caps

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $12,000 and $9,000 was recognized during the three and nine months ended September 30, 2008, respectively, in comparison to $200 and $15,000 for the three and nine months ended September 30, 2007, respectively, related to the interest rate caps.

NOTE 13. INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption the Company

had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under SFAS No. 5 “Accounting for Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, the Company recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Consolidated Statements of Operations.  The Company recorded an increase in its unrecognized tax benefits of $0.1 million as of September 30, 2008.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitrations and other claims.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. The Company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

NOTE 15. SEGMENT DATA

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

	Radio Broadcast	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
Three Months Ended September 30, 2007
Net revenue	$ 50,864	$ 6,018	$ —	$ 56,882
Operating expenses	31,925	5,594	5,425	42,944
Operating income (loss) before depreciation, amortization, and (gain) loss on disposal of assets	18,939	424	(5,425)	13,938
Depreciation	2,464	181	281	2,926
Amortization	23	721	4	748
Operating income (loss) before gain (loss) on disposal of assets and income taxes	$ 16,452	$ (478)	$ (5,710)	$ 10,264

Three Months Ended September 30, 2008
Net revenue	$ 47,371	$ 7,057	$ —	$ 54,428
Operating expenses	30,942	6,477	6,555	43,974
Impairment of long-lived assets	20,320	—	—	20,320
Operating income (loss) before depreciation, amortization, and (gain) loss on disposal of assets	(3,891)	580	(6,555)	(9,866)
Depreciation	2,729	455	322	3,506
Amortization	3	705	4	712
Operating loss before gain (loss) on disposal of assets and income taxes	$ (6,623)	$ (580)	$ (6,881)	$ (14,084)

NOTE 15. SEGMENT DATA (CONTINUED)

	Radio Broadcast	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
Nine Months Ended September 30, 2007
Net revenue	$ 153,001	$ 17,480	$ —	$ 170,481
Operating expenses	96,423	15,903	16,735	129,061
Operating income (loss) before depreciation, amortization, and (gain) loss on disposal of assets	56,578	1,577	(16,735)	41,420
Depreciation	7,531	470	844	8,845
Amortization	113	2,207	14	2,334
Operating income (loss) before gain (loss) on disposal of assets and income taxes	$ 48,934	$ (1,100)	$ (17,593)	$ 30,241

Nine Months Ended September 30, 2008
Net revenue	$ 145,226	$ 20,711	$ —	$ 165,937
Operating expenses	94,634	19,564	16,314	130,512
Impairment of long-lived assets	20,320	—	—	20,320
Operating income (loss) before depreciation, amortization, and (gain) loss on disposal of assets	30,272	1,147	(16,314)	15,105
Depreciation	7,918	1,100	965	9,983
Amortization	40	2,003	10	2,053
Operating income (loss) before gain (loss) on disposal of assets and income taxes	$ 22,314	$ (1,956)	$ (17,289)	$ 3,069

	Radio Broadcast	Non-broadcast	Corporate	Consolidated

	(Dollars in thousands)
December 31, 2007
Total property, plant and equipment, net	$ 114,795	$ 5,524	$ 10,538	$ 130,857
Goodwill	4,858	13,770	8	18,636
September 30, 2008
Total property, plant and equipment, net	$ 120,180	$ 6,227	$ 10,157	$ 136,564
Goodwill	4,848	13,861	8	18,717

Reconciliation of operating income from continuing operations before depreciation, amortization, and (gain) loss on disposal of assets to income from continuing operations before income taxes:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Operating income before depreciation, amortization, and gain (loss) on disposal of assets	$13,938	$(9,866)	$41,420	$15,105
Depreciation expense	(2,926)	(3,506)	(8,845)	(9,983)
Amortization expense	(748)	(712)	(2,334)	(2,053)
Gain (loss) on disposal of assets	(309)	(142)	2,329	5,862
Interest income	52	47	160	181
Interest expense	(6,375)	(5,453)	(19,137)	(17,015)
Other income (expense), net	83	278	230	178
Income (loss) from continuing operations before income taxes	$3,715	$(19,354)	$13,823	$(7,725)

NOTE 16. CONSOLIDATING FINANCIAL INFORMATION

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the 7¾% senior subordinated notes due 2010 (the “7 ¾ % Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company.  Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in subsidiaries.  Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes.  Salem Holding and CCM Communications, Inc. (“CCM”) are 100% owned by Salem and Salem Holding owns 100% of all of its subsidiaries.  CCM and all subsidiaries of Salem Holding are guarantors. The net assets of Salem Holding are subject to certain restrictions which, among other things, require Salem Holding to maintain certain financial covenant ratios, and restrict Salem Holding and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of Salem Holding as of September 30, 2008, amounted to $319.5 million.  Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $18.5 million of amounts due from CCM as of September 30, 2008.

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	As of September 30, 2008
	Guarantors		Issuer and Guarantor Subsidiaries		Salem
	Parent	CCM	Salem Holding	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$ —	$ 52	$ 132	$ —	$ 184
Trade accounts receivable, net	—	153	29,590	—	29,743
Other receivables	—	1	342	—	343
Prepaid expenses	—	141	2,667	—	2,808
Deferred income taxes	—	160	5,021	—	5,181
Assets held for sale	—	—	204	—	204
Total current assets	—	507	37,956	—	38,463
Investment in subsidiaries	313,531	—	—	(313,531)	—
Property, plant and equipment, net	—	642	135,922	—	136,564
Broadcast licenses	—	—	452,109	—	452,109
Goodwill	—	712	18,005	—	18,717
Other indefinite-lived intangible assets	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	555	4,643	—	5,198
Bond issue costs	—	—	333	—	333
Bank loan fees	—	—	1,235	—	1,235
Intercompany receivables	20,085	—	98,197	(118,282)	—
Notes receivable	—	—	2,948	—	2,948
Other assets	—	20	7,089	—	7,109
Total assets	$ 333,616	$ 5,328	$ 758,437	$ (431,813)	$ 665,568

Current liabilities:
Accounts payable	$ —	$ 22	$ 948	$ —	$ 970
Accrued expenses	—	403	5,763	—	6,166
Accrued compensation and related expenses	—	191	7,043	—	7,234
Accrued interest	—	—	4,344	—	4,344
Deferred revenue	—	2,124	4,040	—	6,164
Income tax payable	—	5	29	—	34
Current maturities of long-term debt	—	—	3,751	—	3,751
Total current liabilities	—	2,745	25,918	—	28,663
Intercompany payables	99,739	18,543	—	(118,282)	—
Long-term debt	—	—	332,193	—	332,193
Fair value of interest rate swap agreements	—	—	3,290	—	3,290
Deferred income taxes	345	(9,995)	68,395	—	58,745
Deferred revenue	—	25	7,736	—	7,761
Other liabilities	—	—	1,384	—	1,384
Total stockholders’ equity	233,532	(5,990)	319,521	(313,531)	233,532
Total liabilities and stockholders’ equity	$ 333,616	$ 5,328	$ 758,437	$ (431,813)	$ 665,568

NOTE 16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands)

	As of September 30, 2008
	Guarantors		Issuer and Guarantor Subsidiaries
					Salem
	Parent	CCM	Salem Holding	Adjustments	Consolidated
Net broadcast revenue	$ —	$ —	$ 145,643	$ (417)	$ 145,226
Non-broadcast revenue	—	4,484	16,417	(190)	20,711
Total revenue	—	4,484	162,060	(607)	165,937
Operating expenses:
Broadcast operating expenses	—	—	94,620	14	94,634
Non-broadcast operating expenses	—	5,797	14,388	(621)	19,564
Corporate expenses	—	—	16,314	—	16,314
Depreciation	—	185	9,798	—	9,983
Amortization	—	408	1,645	—	2,053
Impairment of long-lived assets	—	—	20,320	—	20,320
(Gain) loss on disposal of assets	—	23	(5,885)	—	(5,862)
Total operating expenses	—	6,413	151,200	(607)	157,006
Operating income (loss)	—	(1,929)	10,860	—	8,931
Operating income (expense):
Equity in earnings of consolidated subsidiaries, net	(943)	—	—	943	—
Interest income	3,093	—	63,139	(66,051)	181
Interest expense	(5,768)	(956)	(76,342)	66,051	(17,015)
Other income, net	—	—	178	—	178
Income (loss) before income taxes	(3,618)	(2,885)	(2,165)	943	(7,725)
Provision (benefit from) for income taxes	(1,123)	(1,147)	(830)	—	(3,100)
Income (loss) from continuing operations, net of tax	(2,495)	(1,738)	(1,335)	943	(4,625)
Income from discontinued operations, net of tax	—	57	2,073	—	2,130
Net income (loss)	$ (2,495)	$ (1,681)	$ 738	$ 943	$ (2,495)
Other comprehensive income (loss)	(480)	—	(480)	480	(480)
Comprehensive income (loss)	$ (2,975)	$ (1,681)	$ 258	$ 1,423	$ (2,975)

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period due to acquisitions and dispositions of selected assets of radio stations and acquisitions of non-broadcast businesses.  See Note 4 of our condensed consolidated financial statements for additional information.

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 94 radio stations in 38 markets, including 59 stations in 23 of the top 25 markets, which consists of 28 FM stations and 66 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

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

We also own Salem Web Network™ (“SWN”) and Townhall®.com, that we believe to be a premiere Internet platform serving the audience interested in Christian and conservative content.  SWN’s content, both in text and audio, can be accessed through our national portals which include OnePlace.com, Crosswalk.com, Christianity.com, Townhall.com, and through our radio station websites, which provide local content of interest to our local radio station listeners.  We also own Salem Publishing™, a magazine publisher serving the Christian audience, as well as Xulon Press, a provider of print-on-demand publishing services targeted to the Christian audience.

Our principal business strategy is to improve our national radio platform and to invest in and build non-broadcast businesses as the breadth of the media marketplace also expands to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. Our national presence in broadcasting, Internet and publishing gives advertisers a platform that is a unique and powerful way to reach Christian audiences.  We program 41 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 24 News Talk and 12 Contemporary Christian Music stations and six of our stations in Spanish-language Christian Teaching and Talk format. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

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

Historically, our principal sources of our broadcast revenue have been:

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

Arbitron has developed new technology to collect data for its ratings service. The Portable People Meter TM (PPM TM ) is a small, pager-sized device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced more markets in the future. It is not yet clear what impact, if any, the introduction of the PPM will have on our revenues for stations which subscribe to Arbitron.

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

KNOWN TRENDS AND UNCERTAINTIES

Domestic radio revenues have continued to decline during 2008.  We believe this is primarily the result of the struggling United States economy and corresponding reductions in discretionary advertising spending by our customers.  Our advertising revenue has been negatively impacted by declining advertising from our customers, particularly in the financial services and auto industries.  We expect this trend to continue, however, we cannot quantify the financial impact on our future operating results.  In response to these economic challenges, we have initiated several cost reduction strategies including (1) reducing headcount, (2) temporarily suspending the Company match on 401(k) contributions as of July 2008, (3) temporarily suspending the management bonus program, (4) requiring all employees to use accrued vacation balances by March 31, 2009, (5) limiting capital expenditures and (6) implementing pay freezes as of the fourth quarter of 2008.  We continue to pursue opportunities to sell assets, particularly stations that are in non-strategic formats and/or are underperforming, the proceeds of which may be used to pay down debt.

This period of economic uncertainty increases our exposure to several risks, including but not limited to:

•

Substantially increasing our exposure to interest expense due to some of our indebtedness being at a variable rate of interest and the cost of refinancing our debt if we are unable to meet key financial and liquidity ratios;

•

Increasing pressure to sell advertising and block programming time at discounted rates;

•

An increase in uncollectible accounts as our customers face tight credit markets;

•

Ministries are experiencing lower level of donations that could negatively impact their ability to purchase and pay for block programming time;

•

Limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements; and

•

Impairment losses on the value of our FCC licenses and other long-lived intangible assets including goodwill .

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

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2008	% Change	2007	2008	% Change
	(Dollars in thousands)
Net broadcast revenue	$ 50,864	$ 47,371	(6.9)%	$ 153,001	$ 145,226	(5.1)%
Non-broadcast revenue	6,018	7,057	17.3%	17,480	20,711	18.5%
Total revenue	56,882	54,428	(4.3)%	170,481	165,937	(2.7)%
Operating expenses:
Broadcast operating expenses	31,925	30,942	(3.1)%	96,423	94,634	(1.9)%
Non-broadcast operating expenses	5,594	6,477	15.8%	15,903	19,564	23.0%
Corporate expenses	5,425	6,555	20.8%	16,735	16,314	(2.5)%
Depreciation	2,926	3,506	19.8%	8,845	9,983	12.9%
Amortization	748	712	(4.8)%	2,334	2,053	(12.0)%
Impairment of long-lived assets	—	20,320	100.0%	—	20,320	100.0%
(Gain) loss on disposal of assets	309	142	(54.0)%	(2,329)	(5,862)	151.7%
Total operating expenses	46,927	68,654	46.3%	137,911	157,006	13.8%
Operating income (loss) from continuing operations	9,955	(14,226)	(242.9)%	32,570	8,931	(72.6)%
Other income (expense):
Interest income	52	47	(9.6)%	160	181	13.1%
Interest expense	(6,375)	(5,453)	(14.5)%	(19,137)	(17,015)	(11.1)%
Other income, net	83	278	234.9%	230	178	(22.6)%
Income (loss) from continuing operations before income taxes	3,715	(19,354)	(621.0)%	13,823	(7,725)	(155.9)%
Provision for (benefit from) income taxes	1,698	(8,235)	(585.0)%	6,035	(3,100)	(151.4)%
Income (loss) from continuing operations	2,017	(11,119)	(651.3)%	7,788	(4,625)	(159.4)%
Income from discontinued operations, net of tax	81	77	(4.9)%	199	2,130	970.3%
Net income (loss)	$ 2,098	$ (11,042)	(626.3)%	$ 7,987	$ (2,495)	(131.2)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net broadcast revenue	90%	87%	90%	88%
Non-broadcast revenue	10%	13%	10%	12%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcast operating expenses	56%	57%	57%	57%
Non-broadcast operating expenses	9%	12%	9%	12%
Corporate expenses	10%	12%	10%	10%
Depreciation	5%	7%	5%	6%
Amortization	1%	1%	1%	1%
Impairment of long-lived assets	—%	37%	—%	12%
(Gain) loss on disposal of assets	1%	—%	(2)%	(3)%
Total operating expenses	82%	126%	80%	95%
Operating income (loss) from continuing operations	18%	(26)%	20%	5%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(10)%	(10)%	(11)%	(10)%
Other income, net	—%	—%	—%	—%
Income (loss) from continuing operations before income taxes	8%	(36)%	9%	(5)%
Provision for (benefit from) income taxes	3%	(15)%	4%	(2)%
Income (loss) from continuing operations	5%	(21)%	5%	(3)%
Discontinued operations, net of tax	—%	—%	—%	1%
Net income (loss)	5%	(21)%	5%	(2)%

Three months ended September 30, 2008 compared to three months ended September 30, 2007

 NET BROADCAST REVENUE.  Net broadcast revenue decreased $3.5 million, or 6.9%, to $47.4 million for the three months ended September 30, 2008, from $50.9 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $3.4 million, or 6.9%, to $45.5 million for the three months ended September 30, 2008, from $48.9 million for the same period of the prior year.  The decline in revenue includes a $3.2 million combined decrease in local spot sales on all of our radio station formats, a $0.8 million decline in national block programming revenue on our Christian Teaching and Talk stations and a $0.2 million decline in infomercial revenue on our Christian Teaching and Talk stations partially offset by a $0.5 million increase in program revenue on our new Spanish Christian Teaching and Talk format stations.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 46.2% for the three months ended September 30, 2008, from 48.4% for the same period of the prior year.   Revenue from block program time as a percentage of our net broadcast revenue increased to 38.7% for the three months ended September 30, 2008, from 37.1% for the same period of the prior year.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  Further, the growth in block programming and infomercial revenues is slowing.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $1.1 million, or 17.3%, to $7.1 million for the three months ended September 30, 2008, from $6.0 million for the same period of the prior year.  The growth in revenue is primarily due to a $0.2 million increase in banner advertising and ministry streaming on OnePlace.com, a $0.2 million increase in publishing revenue on Xulon Press and a $0.2 million increase in revenue from our Townhall.com website.  Additionally, we generated revenue of $0.4 million from our radio station websites that were redesigned and launched beginning in the second half of 2007.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $1.0 million, or 3.1%, to $30.9 million for the three months ended September 30, 2008, from $31.9 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $1.3 million, or 4.0%, to $29.0 million for the three months ended September 30, 2008, compared to $30.3 million for same period of the prior year.  The decline in broadcast operating expenses is primarily due to reduced expenses, such as commissions, that vary with revenue and reduction in headcount.  Specifically, the decline included a $1.4 million reduction in salary and commission expenses, a $0.5 million reduction in advertising and promotion expenses, offset by a $0.4 million increase in bad debt expenses and a $0.4 million increase in facility-related expenses due to higher utility costs and higher rents associated with lease renewals in the New York and Boston markets.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $0.9 million, or 15.8%, to $6.5 million for the three months ended September 30, 2008, compared to $5.6 million for the same period of the prior year.  The increase includes a $0.3 million increase in advertising and promotion costs, $0.2 million in costs associated with Townhall Magazine, a new publication launched in early 2008, and a $0.3 million increase in net costs associated with operating and maintaining websites, including radio station websites.

CORPORATE EXPENSES.  Corporate expenses increased $1.2 million, or 20.8%, to $6.6 million for the three months ended September 30, 2008, compared to $5.4 million for the same period of the prior year.  The increase consists of $1.6 million in non-cash stock-based compensation associated with the accelerated expensing of unvested options that were voluntarily surrendered by senior management in September 2008, a $0.4 million increase in salary expense associated with employee severance packages offered through our staff reduction efforts partially offset by a $0.4 million decrease in non-cash stock based compensation primarily due to a reduction in grants offered to employees, and a $0.2 million decrease in travel and entertainment expenses.

DEPRECIATION.  Depreciation expense increased $0.6 million, or 19.8%, to $3.5 million for the three months ended September 30, 2008, compared to $2.9 million for the same period of the prior year.  The increase is due to the purchase of capital expenditures associated with computer software and office equipment that typically carry a shorter economic useful life of three to ten years compared to broadcasting towers and leasehold improvements.

AMORTIZATION.   Amortization expense was $0.7 million for the three months ended September 30, 2008 and 2007.

IMPAIRMENT OF LONG-LIVED ASSETS.   We recognized a loss of $20.3 million associated with the decline in fair value of our broadcast licenses in the Cleveland, Ohio market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

LOSS ON DISPOSAL OF ASSETS.    The loss on disposal of assets of $0.3 million for the three months ended September 30, 2008 and $0.1 million for the same period of the prior year was comprised of various fixed assets and equipment disposals.

OTHER INCOME (EXPENSE).  Interest income of $47,000 for the three months ended September 30, 2008 and $52,000 for the same period of the prior year was interest earned on excess cash.  Interest expense decreased $0.9 million, or 14.5%, to $5.5 million for the three months ended September 30, 2008, compared to $6.4 million for the same period of the prior year due to a lower outstanding revolving debt balance as well as lower interest rates.  Other income, net of $0.3 million for the three months ended September 30, 2008 consists of non-recurring reimbursements received, including $0.2 million associated with the terminated sale of KKMO-AM in Seattle, Washington, offset with bank commitment fees associated with our credit facilities.  Other income, net of $0.1 million for the three months ended September 30, 2007 consists of a non-recurring royalty payment from real estate properties offset by bank commitment fees associated with our credit facilities.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.   We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) as of January 1, 2007.  Benefit from income taxes was $8.2 million for the three months ended September 30, 2008 compared to a provision for $1.7 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 42.5% for the three months ended September 30, 2008 compared to 45.7% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $0.1 million, net of taxes, for the three months ended September 30, 2008 and for the same period of the prior year, includes the operating results of WFZH-FM, Milwaukee, through the date of sale, and the operating results of WRFD-AM in Columbus, Ohio.

NET INCOME (LOSS).   We recognized a net loss of $11.0 million for the three months ended September 30, 2008 compared to net income of $2.1 million for the same period of the prior year.   The decrease of $13.1 million is due primarily to the $20.3 million impairment of long-lived assets and a $4.0 million decrease in operating income exclusive of the impairment loss offset by a $9.9 million favorable impact on the income tax provision as a result of the impairment loss.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

NET BROADCAST REVENUE.  Net broadcast revenue decreased $7.8 million, or 5.1%, to $145.2 million for the nine months ended September 30, 2008, from $153.0 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $8.1 million, or 5.5%, to $140.1 million for the nine months ended September 30, 2008, from $148.2 million for the same period of the prior year.  The decline in revenue includes a $7.2 million combined decrease in local spot sales on all of our radio station formats and a $2.0 million decline in national block programming revenue on our Christian Teaching and Talk stations, offset by a $1.8 million increase in revenue on our new Spanish Christian Teaching and Talk stations, a $0.9 million combined increase in local program revenue across all of our radio station formats, $0.6 million increase in political advertising revenue on the local and national level, a $0.3 million increase in infomercial revenue and $0.4 million increase in national program revenue on our News Talk stations.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 46.3% for the nine months ended September 30, 2008, from 48.8% for the same period of the prior year.   Revenue from block program time as a percentage of our net broadcast revenue increased to 38.1% for the nine months ended September 30, 2008, from 36.7% for the same period of the prior year.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  Additionally, the growth of block programming and infomercial revenue has slowed.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $3.2 million, or 18.5%, to $20.7 million for the nine months ended September 30, 2008, from $17.5 million for the same period of the prior year.  The increase is primarily due to a $0.8 million increase in revenue on Xulon Press, a $0.3 million increase in banner advertising on Townhall.com, a $0.7 million increase in ministry streaming and banner advertising revenue on OnePlace.com, and $0.2 million of revenue from Salem Consumer Products, an entity established in the second half of 2007.  Additionally, we generated revenue of $1.2 million from our radio station websites that were redesigned and launched beginning in the second half of 2007.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $1.8 million, or 1.9%, to $94.6 million for the nine months ended September 30, 2008, from $96.4 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $2.9 million, or 3.1%, to $89.7 million for the nine months ended September 30, 2008, compared to $92.6 million for the same period of the prior year.  The decline in broadcast operating expenses is comprised of a $3.1 million decrease in advertising expenses, a $2.3 million decrease in personnel related costs and a $0.2 million decrease in national commissions associated with lower revenues, partially offset by a $1.2 million increase in bad debt expense, $0.3 million increase in production and programming, $0.2 million increase in LMA fees associated with operating radio station KTRO-AM in Portland, Washington, a $0.4 increase in music license fees, and a $1.1 million increase in facility related expenses due primarily to higher utility costs and rental fees associated with lease renewals in the New York and Boston markets.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $3.7 million, or 23.0%, to $19.6 million for the nine months ended September 30, 2008, compared to $15.9 million for the same period of the prior year.  The increase is comprised of a $0.7 million of costs associated with Townhall Magazine, a new publication launched in early 2008, a $0.5 million increase in production and administrative costs on Xulon Press, a $0.4 million increase in personnel related costs on Townhall.com, $0.2 million increase in costs associated with operating Salem Consumer Products, a new entity launched during the second half of 2007.  OnePlace.com had $0.7 million increase in advertising costs, a $0.1 million increase in personnel related costs and $0.2 million increase in computer software and licenses.  Additionally, we generated expenses of $1.1 million from our radio station websites that were redesigned and launched beginning in the second half of 2007.

CORPORATE EXPENSES.  Corporate expenses decreased $0.4 million, or 2.5%, to $16.3 million for the nine months ended September 30, 2008, compared to $16.7 million for the same period of the prior year.  The decrease is attributable to an overall cost reduction initiative, that includes a reduction in headcount and lower personnel related costs of $0.9 million, a decrease of $0.5 million in stock based compensation expense due to no new grants being offered to employees and a decrease of $0.2 million in accounting service fees and public reporting costs, offset by a $1.6 million increase in non-cash stock-based compensation expense associated with the accelerated expensing of unvested options voluntarily surrendered by members of senior management in September 2008.

DEPRECIATION.  Depreciation expense increased $1.2 million, or 12.9%, to $10.0 million for the nine months ended September 30, 2008, compared to $8.8 million for the same period of the prior year.  The increase is due to capital expenditures, including $5.5 million during the year ended December 31, 2007, that are primarily associated with computer software and office equipment that have shorter estimated useful lives from three to ten years as compared to capital expenditures for buildings and towers with a thirty year estimated life.

AMORTIZATION.   Amortization expense decreased $0.2 million, or 12.0%, to $2.1 million for the nine months ended September 30, 2008, compared to $2.3 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2007 on intangible assets such as advertising agreements and other business contracts that were acquired in 2006 with an estimated useful life of one year.

(GAIN) LOSS ON DISPOSAL OF ASSETS.   Gain on disposal of assets of $5.9 million for the nine months ended September 30, 2008 was primarily comprised of the sale of radio station KTEK, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.  A gain on disposal of assets of $2.3 million for the same period of the prior year was comprised of the sale of selected assets of WKNR-AM in Cleveland, Ohio, for $7.0 million which resulted in a pre-tax gain of $3.4 million offset by the loss recognized on the sale of radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million and additional various fixed asset disposals.

IMPAIRMENT OF LONG-LIVED ASSETS.   We recognized a loss of $20.3 million associated with the decline in fair value of our broadcast licenses in the Cleveland, Ohio market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

OTHER INCOME (EXPENSE).  Interest income remained consistent at $0.2 million for the nine months ended September 30, 2008 and the same period of the prior year.  Interest expense decreased $2.1 million, or 11.1%, to $17.0 million for the nine months ended September 30, 2008, compared to $19.1 million for the same period of the prior year due to a lower net outstanding debt balance and lower interest rates.  Other income, net, of $0.2 million for the nine months ended September 30, 2008 consists of non-recurring reimbursements received, including $0.2 million associated with the terminated sale of KKMO-AM in Seattle, Washington, offset with bank commitment fees associated with our credit facilities.  Other income, net of $0.2 million for the nine months ended September 30, 2007 consisted primarily of royalty income from real estate properties offset with bank commitment fees associated with the credit facilities.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.   We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) as of January 1, 2007.  Benefit from income taxes was $3.1 million for the nine months ended September 30, 2008 compared to a provision for $6.0 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 40.1% for the nine months ended September 30, 2008 compared to 43.7% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $2.1 million, net of taxes, for the nine months ended September 30, 2008 includes the pre-tax gain of $0.2 million on the sale of WRRD-AM, Milwaukee, Wisconsin, a $1.4 million pre-tax gain on the sale of WFZH-FM, Milwaukee, Wisconsin, operating results of WRFD-AM in Columbus, Ohio, and operating results of CCM Magazine.  The amount reported for the same period of the prior year includes only the operating results of these entities as of the period end without the impact of the gain from the sale.

NET INCOME (LOSS).   We recognized a net loss of $2.5 million for the nine months ended September 30, 2008 compared to net income of $8.0 million for the same period of the prior year.  This change of $10.5 million is primarily due to the $20.3 million impairment of long lived intangible assets and a $3.4 million decrease in operating income exclusive of the impairment loss, offset by the favorable impact of the loss on our tax provision of $9.1 million, a $2.1 million decrease in interest expense, $3.6 million increase in gain on disposal of assets and a $1.9 million increase in income from discontinued operations.

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

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

STATION OPERATING INCOME.   SOI decreased $2.5 million, or 13.3%, to $16.4 million for the three months ended September 30, 2008, compared to $18.9 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI decreased to 34.7% for the three months ended September 30, 2008 from 37.2% for the same period of the prior year.  On a same station basis, SOI decreased $2.2 million, or 11.6%, to $16.5 million for the three months ended September 30, 2008 from $18.7 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI decreased to 36.2% for the three months ended September 30, 2008 compared to 38.1% for the same period of the prior year.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

STATION OPERATING INCOME.   SOI decreased $6.0 million, or 10.6%, to $50.6 million for the nine months ended September 30, 2008, compared to $56.6 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI decreased to 34.8% for the nine months ended September 30, 2008 from 37.0% for the same period of the prior year.  On a same station basis, SOI decreased $5.2 million, or 9.4%, to $50.4 million for the nine months ended September 30, 2008 from $55.6 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI decreased to 36.0% for the nine months ended September 30, 2008 compared to 37.5% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(Dollars in thousands)
Station operating income	$ 18,939	$ 16,429	$ 56,578	$ 50,592
Plus non-broadcast revenue	6,018	7,057	17,480	20,711
Less non-broadcast operating expenses	(5,594)	(6,477)	(15,903)	(19,564)
Less corporate expenses	(5,425)	(6,555)	(16,735)	(16,314)
Less depreciation and amortization	(3,674)	(4,218)	(11,179)	(12,036)
Less impairment of long-lived assets	—	(20,320)	—	(20,320)
Plus gain (loss) on disposal of assets	(309)	(142)	2,329	5,862
Operating income (loss)	$ 9,955	$ (14,226)	$ 32,570	$ 8,931

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the price to the customer is fixed or determinable and collection of the arrangement fee is reasonably assured.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An analysis is performed by applying various percentages based on the age of the receivable and other subjective and historical analysis. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  As economic conditions within the United States continue to deteriorate, our customers may experience increasing difficulties in making payments.  We will continue to monitor our estimates and record additional reserves as deemed appropriate.

Goodwill and other non-amortizable intangible assets

Approximately 71% of our total assets consist of non-amortizable intangible assets, such as FCC broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.  Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with SFAS No.142, “Goodwill and Other Intangible Assets.”  We do not amortize goodwill or other indefinite lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  The unit of accounting used to test broadcast licenses is the cluster level, which the Company defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, attributable primarily to our non-broadcast operating segment, are tested at the business unit level, which the Company defines by publication or website.

We complete our annual impairment tests in the fourth quarter of each year.  However, based on deteriorating macro-economic factors, including declining radio industry revenues during 2008 and a weakening in prevailing radio station transaction multiples, we concluded that, in connection with preparing our financial statements for the period ended September 30, 2008, an interim valuation pursuant to SFAS No. 142 was appropriate.  We reviewed the financial performance of certain accounting units against established internal benchmarks.  For selected accounting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third party appraisal and valuation firm was engaged to perform an appraisal of the indefinite-lived asset(s).  The accounting units selected were based on declines in projected market revenues and market analysis from industry experts that indicate a more than remote likelihood that a current fair value determination would be less than the carrying value.  As a result of our interim review and valuation, we recorded a pre-tax impairment charge of $20.3 million associated with the value of broadcast licenses in the Cleveland market cluster.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations.  If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future.

Uncertain tax positions

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under “SFAS No. 5” “Accounting for Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, we recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.  We recorded an increase in unrecognized tax benefits of approximately $0.1 million as of September 30, 2008.

Valuation allowance (deferred taxes)

For financial reporting purposes, the company has recorded a valuation allowance of $2.3 million as of September 30, 2008, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

Stock-based compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the company.  As of September 30, 2008, a maximum of 3,100,000 shares are authorized under the Plan, of which 610,550 are outstanding and 327,897 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense for the three and nine months ended September 30, 2008 was $2.0 million and $3.3 million compared to $0.9 million and $2.5 million for the three and nine months ended September 30, 2007. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facilities, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and our senior subordinated notes from operating cash flow, borrowings under our credit facilities and, if necessary, proceeds from the sale of selected assets or radio stations. We believe that cash on hand, cash flow from operations, and borrowings under the credit facilities will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.  Our term loan B credit facility matures on March 31, 2010 and our 7 3/4 % senior subordinated notes mature on December 15, 2010.  Given the current deterioration of the credit markets we are likely to incur significant costs and higher interest rates under new financing arrangements.

Cash Flows

Cash and cash equivalents were $0.2 million on September 30, 2008 compared to $0.4 million as of December 31, 2007.  Working capital was $9.8 million on September 30, 2008 compared to $21.8 million as of December 31, 2007.  The decrease in working capital is due to the sale of $8.6 million of current assets associated with our discontinued operations in Milwaukee, and the classification of $7.0 million outstanding on our Revolving line of credit as current as of September 30, 2008 based on the March 31, 2009 due date.

Cash Flows from Operating Activities

During the nine months ended September 30, 2008, our cash flows from continuing operations were primarily derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $31.0 million for the nine months ended September 30, 2008 compared to $25.8 million for the same period of the prior year.   The increase of $5.1 million was primarily the result of a decrease in net income (loss) from continuing operations of $12.4 million, $20.3 million impairment charge related to the radio broadcasting license of our Cleveland market, changes in operating assets and liabilities, including a decrease in deferred income taxes of $7.9 million and a change in the gain on disposal of assets of $3.5 million.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio stations assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $23.0 million for the nine months ended September 30, 2008 compared to $5.6 million for the same period of the prior year.  The increase of $17.4 million was due to a $5.0 million purchase of real estate from Principal Stockholders, $12.3 million purchase of selected assets of WMCU-AM, Miami, Florida, $2.7 million deposit on the acquisition of selected assets of radio station WAMD-AM, Baltimore, Maryland, a $0.4 million increase in non-broadcast business purchases, a $1.7 million decrease in proceeds from disposal of assets, partially offset by a $3.9 million decrease in capital expenditures.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facilities, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities decreased $1.5 million for the nine months ended September 30, 2008 to $19.0 million from $20.5 million for the same period of the prior year.  This decrease was due to a $10.0 million payment of a special cash dividend in the prior year, net repayments of debt of $14.2 million during the period compared to $9.1 million in the same period of the prior year, a $4.1 million decrease in the net borrowings on the swingline credit facility and an increase of $1.3 million on payments of our capital lease obligations.

Credit Facilities

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities.  The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of September 30, 2008. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at September 30, 2008, on a pro forma basis, was 6.07 to 1.

We amended our credit facilities on October 24, 2007 to keep our Total Leverage Ratio covenant ratio at 6.75 to 1 through March 30, 2009.  These covenant changes were effective upon the acquisition of WMCU-AM, which occurred on April 11, 2008.  Additionally, the senior leverage ratio covenant increased to 5.0 to 1 and the interest coverage ratio remained at 2.0 to 1 through March 30, 2009.

The credit facilities include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of September 30, 2008, the borrowing capacity and aggregate commitments were $52.5 million under our revolving credit facility, $72.0 million under our term loan B facility and $161.7 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of September 30, 2008, we could borrow $36.8 million under our credit facilities.

On September 30, 2008, $72.0 million was outstanding under the term loan B facility and $161.7 million was outstanding under the term loan C facility.  The revolving credit facility matures on March 31, 2009.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 31, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At September 30, 2008, the blended interest rate on amounts outstanding under the credit facilities was 5.31%.

Our credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facilities also require us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.0 to 1 through March 31, 2009 increasing in increments until June 30, 2009, at which point it will remain at 2.5 to 1 through the remaining term of the credit facilities), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.0 to 1, through March 31, 2009, declining periodically until December 31, 2009, at which point it will remain at 4.0 to 1 through the remaining term of the credit facilities), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of our assets and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

As of September 30, 2008, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on 0.25% less than the bank’s prime rate.  As of September 30, 2008, there was no outstanding balance under the Swingline.

As of September 30, 2008, we were and remain in compliance with all of the covenants under the terms of the Swingline.

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

As of September 30, 2008, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2007	As of September 30, 2008

	(Dollars in thousands)
Term loans under credit facility	$ 234,900	$ 233,667
Revolving line of credit under credit facility	13,000	—
Swingline credit facility	2,952	—
7¾% senior subordinated notes due 2010	100,000	100,000
Seller financed note to acquire Townhall.com	2,546	1,288
Capital leases and other loans	886	989
	$ 354,284	$ 335,944
Less current portion	6,667	3,751
	$ 347,617	$ 332,193

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2008:

•

Outstanding borrowings of $233.7 million on term loans with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our Total Leverage Ratio;

•

Swingline credit facility with interest payments due at 0.25% less than the bank’s prime rate;

•

$100 million senior subordinated notes with semi-annual interest payments at 7 ¾%; and

•

Commitment fee of 0.375% on the unused portion of our credit facilities.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt. On October 15, 2008, Moody’s placed us under credit review.  Currently, our corporate family rating is B1 and our $100 million 7 ¾% Notes are rated B3.  The placement on credit review was prompted by the impact of the downturn in the economy on our performance, possible inadequate cushion under our financial covenants and refinancing risk associated with our revolving credit facility that matures in March 2009.  On September 18, 2008, S&P rated us on credit watch with negative implications.  S&P’s current rating on us is B+.  The credit watch was based on uncertainty surrounding our ability to meet financial covenant step downs in the first quarter of 2009 and risks associated with our intermediate need for comprehensive refinancing.

OFF BALANCE SHEET ARRANGEMENTS

At September 30, 2008 and 2007, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2008, was increased by approximately $0.2 million and $0.4 million, as a result of the difference between the interest rates.  As of September 30, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $1.4 million. This amount, net of income taxes of approximately $0.6 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2008, was increased by approximately $0.1 million and $0.3 million, as a result of the difference between the interest rates.  As of September 30, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $1.0 million.  This amount, net of income taxes of approximately $0.4 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2008, was increased by approximately $0.1 million and $0.3 million, as a result of the difference between the interest rates. As of September 30, 2008, we recorded a liability for the fair value of the interest rate swap of approximately $0.9 million.  This amount, net of income taxes of approximately $0.3 million, is reflected in other comprehensive loss, as we have designated the interest rate swap as a cash flow hedge. The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

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

The Company’s financial liabilities reported at fair value in the accompanying condensed consolidated balance sheet, as of September 30, 2008, were as follows:

	As of September 30, 2008
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	3,290	—	3,290

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $12,000 and $9,000 was recognized during the three and nine months ended September 30, 2008, respectively, in comparison to $200 and $15,000 for the three and nine months ended September 30, 2007, respectively, related to the interest rate caps.

MARKET RISK

In addition to the interest rate swap agreements discussed above under “Derivative Instruments,” borrowings under the credit facilities are subject to market risk exposure, specifically to changes in LIBOR and in the prime rate in the United States. As of September 30, 2008, we had borrowed $233.7 million under our credit facilities and Swingline.  As of September 30, 2008, we could borrow up to an additional $36.7 million under the credit facilities. Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. At September 30, 2008, the blended interest rate on amounts outstanding under the credit facilities was 5.31%.  At September 30, 2008, a hypothetical 100 basis point increase in the prime rate or LIBOR, as applicable, would result in additional interest expense of $1.4 million on an annualized basis.

In addition to the variable rate debt disclosed above, we have fixed rate debt with a carrying value of $100.0 million relating to the outstanding 7¾% Notes as of September 30, 2008, with an aggregate fair value of $82.0 million. We are exposed to changes in the fair value of these financial instruments based on changes in the market rate of interest on this debt. The ultimate value of these notes will be determined by actual market prices, as all of these notes are tradable. We estimate that a hypothetical 100 basis point increase in market interest rates would result in a decrease in the aggregate fair value of the notes to approximately $80.6 million and a hypothetical 100 basis point decrease in market interest rates would result in the increase of the fair value of the notes to approximately $83.5 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitrations and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, we maintain insurance which may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”) which are supplemented as provided below.  The Risb k Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.

The Deterioration of the United States Economy Could Have Negative Consequences to Us.

The current economic crisis in the United States has resulted in many companies reducing their advertising budgets, lack of consumer confidence and a tightening of the credit markets.  This could have important consequences, including:

•

a decline in advertising revenues as companies scale back their advertising spend;

•

a decline in block programming revenues as our ministry partners face declining donations;

•

an increase in uncollectible accounts;

•

an increase in the possibility that we may not be able to refinance our capital structure as it matures beginning in March 2010 due to the lack of available credit; and

•

an increase in interest expense in the near future due to repricing in any potential bank amendments or complete refinancing of our capital structure as the availability of credit has become challenging.

Investors should carefully consider the Risk Factors prior to making an investment decision with respect to our stock.

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

SALEM COMMUNICATIONS CORPORATION
November 7, 2008
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 7, 2008
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.05.02	Employment Agreement , effective as of September 15, 2008, between Salem Communications Holding Corporation and David A.R. Evans, filed as Exhibit 99.1 to the 8-K dated September 9, 2008.
23.3	Consent of Bond & Pecaro, Inc.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 23.3

[Bond & Pecaro, Inc. letterhead]

October 17, 2008

VIA E-MAIL:  evanm@salem.cc

Mr. Evan D. Masyr

Vice President of Accounting and Corporate Controller

Salem Communications Corp.

4880 Santa Rosa Road #300

Camarillo, CA  93012

Dear Mr. Masyr:

Bond & Pecaro, Inc. hereby grants permission to Salem Communications Corp. to use the Bond & Pecaro, Inc. name and data from our work product in public filings with the Securities and Exchange Commission.

I hope that this letter is responsive to your needs at this time.  Please do not hesitate to let us know if you need anything additional.

Sincerely,

/s/ Timothy S. Pecaro

Timothy S. Pecaro

cc.

Jim Brown

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

Date: November 7, 2008

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

Date: November 7, 2008

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 7, 2008
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly report of the Company on Form 10-Q for the period ended September 30, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 7, 2008
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer