Form 10-K
period 2008-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2009-03-13
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer [   ]

Accelerated filer  [ ]

Non-accelerated filer  [  ]

Smaller Reporting Company  [X  ]

(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]

No  [ X ]

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,706,074 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 6, 2009
Common Stock, $0.01 par value per share	18,120,092 shares
Class B	Outstanding at March 6, 2009
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2009	Part III, Items 10, 11, 12, 13 and 14

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

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2008 Radio Market Survey Schedule & Population Rankings published by Arbitron.  According to the Radio Market Survey, the population estimates used were based upon 2000 U.S. Bureau Census estimates updated and projected to January 1, 2009 by Claritas, Inc.

PART I

ITEM 1. BUSINESS.

GENERAL

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 93 radio stations in 37 markets, including 59 stations in 23 of the top 25 markets, which consists of 27 FM stations and 66 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of strategic formats, mainly Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk.  In late 2007, we introduced a fourth strategic format, Spanish language Christian Teaching and Talk.  We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® (“SRR”) is a national radio advertising sales firm with offices in 12 U.S. cities.

In addition to our radio broadcast business, we also own and operate a non-broadcast media division.  This division consists of Salem Web Network™ (“SWN”), a provider of online Christian content and streaming, Salem Publishing™, a publisher of Christian magazines and Xulon Press, a provider of print-on-demand publishing services targeting the Christian audience.  SWN’s content, both in text and audio, can be accessed through our national portals which include OnePlace.com, Crosswalk.com, Christianity.com and Townhall.com®.  SWN’s content can also be accessed through our local radio station websites, which provide content of interest to local listeners.

Business Strategy

Our principal business strategy is to improve our national radio platform and to invest in and build non-broadcast businesses as the breadth of the media marketplace also expands to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. Our national presence in broadcasting, Internet and publishing gives advertisers a platform that is a unique and powerful way to reach Christian audiences.  We program 40 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of religious and charitable organizations that create compelling radio programs.  We also program 24 News Talk stations, 11 Contemporary Christian Music stations, and seven Spanish-language Christian Teaching and Talk stations.  SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.  We are fundamentally committed to broadcasting, Internet and publishing formats and programming emphasizing Christian, conservative news talk and family themes. We may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences.

We strive to build clusters of radio stations in each of our markets with each format targeting different demographic segments of the audience interested in Christian and family-themed programming.  There are several potential benefits that result from operating multiple radio stations in the same market. First, this clustering and programming strategy allows us to achieve greater penetration into each segment of our target market, and collectively our stations afford our clients a larger percentage of advertising time in that market.  We then are able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.  Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support and promotional functions where possible. Finally, the purchase of additional radio stations in an existing market allows us to leverage our market expertise to better serve our advertisers and our listeners through traditional and emerging media.

Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for more than 40 years.

Recent Events

On March 28, 2008, we sold radio station KTEK-AM in Houston, Texas for $7.8 million, including $4.5 million in cash, and $3.3 million in notes receivables.  The notes included a $1.8 million 90 day promissory note due June 24, 2008 with interest at 8% per annum and a $1.5 million seven year promissory note bearing interest at 8% per annum, with monthly installments due beginning in May 2008.  The sale resulted in a pre-tax gain of $6.1 million.  The operating results of KTEK-AM were excluded from the

Consolidated Statement of Operations beginning on February 1, 2008, the date we stopped operating the station pursuant to a Time Brokerage Agreement with the buyer.

On March 28, 2008, we sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million resulting in a pre-tax gain of $2.0 million which is reported as a component of discontinued operations.  The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the twelve months ended December 31, 2008 reflect WRRD-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

As of the March 2008 issue, we ceased publication of CCM Magazine.   The decision to cease publication did not affect Salem Publishing's other magazines, Preaching Magazine, Youthworker Journal, Homecoming Magazine, The Singing News Magazine, Faith Talk Magazine and Townhall Magazine.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the twelve months ended December 31, 2008.  All prior periods have been revised to reflect the operating results of this entity as a discontinued operation to conform to the current period presentation.

On April 8, 2008, we acquired land in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania from entities controlled by our Chairman and by our Chief Executive Officer (“Principal Shareholders”) for approximately $5.0 million.  This transaction was approved the independent members of our Board of Directors and was based on the appraised value from a third-party valuation firm.  As a result of this transaction, we will reduce rental expense by approximately $148,000 annually and have permanently secured these AM transmitter site locations. We also assumed two income-producing lease agreements as follows:  (a) a diplex agreement at the Seattle-Tacoma, Washington site generating annual rental income which is currently $139,000 approximately and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating annual rental income which is currently $26,000.  In addition, we entered into new transmitter site leases for eight (8) existing transmitter sites (the “New Transmitter Site Leases”) operated by the company and leased from the Principal Stockholders.  Seven (7) of these New Transmitter Site Leases replace existing transmitter site leases between the Company and the Principal Shareholder which were either scheduled to expire or had option exercise deadlines in 2009 or 2010.  As a result, we are not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

On April 11, 2008 we completed the purchase of selected assets of WMCU-AM in Miami, Florida, for $12.3 million.  We began operating the station under a local marketing agreement (“LMA”) effective on October 18, 2007.  The accompanying Consolidated Statements of Operations includes the operating results of this station as of the LMA date.

On May 30, 2008, we sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million resulting in a pre-tax gain of $1.4 million which is reported as a component of discontinued operations.   The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the twelve months ended December 31, 2008 reflect WFZH-FM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On June 30, 2008, we completed a reorganization of certain legal entities.  Under this reorganization, all operating assets of the Company other than CCM Communications, Inc. are now owned by Salem Communications Holding Corporation (“Salem Holding”).  The operating assets of CCM Communications, Inc. remain owned by Salem Holding.  The reorganization did not impact the Consolidated Balance Sheets or Consolidated Statements of Operations; however the consolidating financial statements presented in Note 13 reflect the revised structure.

In September 2008, an agreement dated February 22, 2008 to sell radio station KKMO-AM in Seattle, Washington for approximately $3.7 million was terminated.  The buyer of the station did not meet the terms of the asset purchase agreement.  As a result of the buyer terminating the agreement, we recognized income of $0.2 million reported as other income in the Consolidated Statement of Operations.

On July 18, 2008, we paid a refundable deposit of $2.7 million for the full purchase price of selected assets of WAMD-AM in Baltimore, Maryland.  The station is not currently being operated.  The transaction has been approved by the Federal Communications Commission (“FCC”) and is expected to close in the first quarter of 2009.

On February 1, 2007, we entered into an agreement to purchase selected assets of radio station KTRO-AM, in Portland, Oregon subject to certain conditions, for $4.5 million.   We began operating the station under an LMA effective the same date.   The accompanying Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date.  On October 29, 2008, we notified the owner in accordance with the agreement that it would discontinue operating the station under the LMA and would not acquire the station.  As a result of terminating this agreement, we recorded a terminated transaction charge of $0.4 million in the fourth quarter of 2008.

On December 2, 2008, we sold radio station WRVI-FM in Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million.  The operating results of WRVI-FM are excluded from the Consolidated Statement of Operations as of the date of the sale.

On December 12, 2008, we formed Salem Investment Corporation (“SIC”), a wholly-owned unrestricted subsidiary of Salem Communications Corporation.  SIC issued a promissory note to Salem Communications Holding Corporation (“Salem Holding”) in the amount of $4.75 million.  On December 18, 2008 SIC purchased $9.4 million of Salem Holding’s 7 ¾% Notes (“Notes”) at a 50% discount from a group of Note holders.  Salem Holding agreed to cancel the outstanding Promissory Note in exchange for the cancellation by SIC of the Notes.  On a consolidated basis, the transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.

Programming Strategy

Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format,  the continued popularity of our Contemporary Christian Music format, and the launch of our new Spanish Christian Teaching and Talk format, we believe we remain well-positioned to improve upon our leadership position in Christian and family-themed radio.

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

Block Programming.  Our national station platform and focused programming strategy provides us with the ability to consistently offer block programmers on our Christian Teaching and Talk stations both scale and targeting efficiencies. Historically, more than 90 percent of our block programming partners annually renew their respective relationships with us.  Based on our historical renewal rates, we believe that our block programming business provides a steady and consistent stream of revenue and cash flow.

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

Contemporary Christian Music- The FISH®.  Through our Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format is branded “Safe for the Whole Family®”, with sounds that everyone enjoys and lyrics that parents appreciate. The CCM genre continues to be popular and was the sixth largest genre in terms of sales based on data available as of 2008.  We believe this listener base has been underserved in terms of radio coverage, especially in the larger markets.

Spanish Christian Teaching and Talk.  In late 2007, we launched our Spanish Christian Teaching and Talk format on a small number of stations.  This format is similar to our core Christian Teaching and Talk format in that it broadcasts biblically based programming.  However, almost all of the block programming is local rather than national.

XM Satellite Radio.  Our satellite radio station, XM 170, is the exclusive Christian Teaching and Talk channel on SIRIUS XM, reaching the entire nation 24 hours a day, seven days a week.

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

Technical Improvements

A focus for us has been identifying ways to improve a radio station’s broadcast signal so that it can reach as many listeners as possible, both during the day and at night.  We have completed numerous enhancements to increase the coverage of our signals, including several in the top 25 markets.  During 2008 we completed a power upgrade in the New York metropolitan market whereby we increased the signal of WNYM-AM from 5,000 watts to 50,000 watts.  We also relocated towers for WFIA-AM in Louisville, Kentucky and KRLA-AM in Los Angeles, California.  In 2007, we completed the relocation of towers in the San Diego, California and Washington DC markets.  In early 2006, we launched KTRO-FM, a new station in Portland, Oregon.  Additionally, during 2006 we completed a tower upgrade project for WLQV-AM in Detroit, Michigan, and relocated our tower for KKOL-AM in Seattle, Washington.

Radio Advertising Sales

We have assembled an effective, highly-trained sales staff responsible for converting audience share into revenue.  We operate with a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure.  We hire sales professionals for each of our stations or station clusters, and we provide these professionals with the resources necessary to compete effectively in the markets in which we operate.  We utilize various sales strategies to sell and market our stations as stand-alones or in combination with other stations within a given market and across markets, where appropriate.

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

In June 2001, Salem Holding effected a dividend to Salem Communications Corporation of Salem Holding’s publishing and Internet businesses. This transaction was effected as a dividend of the capital stock and membership interests, respectively, of Salem Holding’s wholly-owned subsidiaries CCM Communications, Inc. (“CCM”) and OnePlace, LLC (“OnePlace”). As a result, CCM and OnePlace became direct subsidiaries of Salem Communications Corporation. Subsequently, the membership interests of OnePlace were contributed to SCA License Corporation, and OnePlace became an indirect subsidiary of Salem.   On December 12, 2008, we formed SIC, a wholly-owned unrestricted subsidiary of Salem Communications Corporation.  Salem Communications Corporation and all of its subsidiaries (other than Salem Holding and SIC) are guarantors of the borrowings under Salem Holding’s credit facility and Salem Holding’s $90.6 million 7¾% senior subordinated notes due 2010 (“7¾% Notes”).

DEVELOPMENT OF THE BUSINESS

In 2008, we completed the following purchases of broadcast assets and non-broadcast entities:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
April 8, 2008	Land purchase from principal stockholders (asset purchase)	$5,013
April 11, 2008	Selected assets of WMCU-AM, Miami, Florida (asset purchase)	12,418
June 6, 2008	Intercristo.com, a faith-based online job posting site (business acquisition)	1,187
August 15, 2008	Conservativevoice.com, customer list (business acquisition)	152
		$18,770

RADIO STATIONS

Upon the close of all announced transactions, the company will own and/or operate a national portfolio of 93 radio stations in 37 markets, consisting of 27 FM stations and 66 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

New York, NY	1, 18 (3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM (Formerly WWDJ-AM)	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 34 (4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM (Formerly KNTS-AM)	2001	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
Atlanta, GA	7	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Spanish Christian Teaching and Talk
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Philadelphia, PA	8	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk

RADIO STATIONS, CONTINUED
	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Washington, D.C.	9	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM (Formerly WTTT-AM)	2003	Spanish Christian Teaching and Talk
Detroit, MI	11	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Miami, FL	12	WKAT-AM	2004	Spanish Christian Teaching and Talk
		WMCU-AM (Formerly WTPS-AM)	2007	Christian Teaching and Talk
		WZAB-AM	Pending	Business
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM	1994	Christian Teaching and Talk
		KNTS-AM (Formerly KDOW-AM) (5)	1997	Spanish Christian Teaching and Talk
		KKMO-AM	1998	Other
		KKOL-AM	1999	News Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	News Talk
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	17	WTWD-AM (6)	2000	Christian Teaching and Talk
		WTBN-AM (6)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Denver-Boulder, CO	20	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM (7)	1999	Spanish Christian Teaching and Talk
Baltimore, MD	21	WAMD-AM	Pending	To be determined
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM (Formerly KTRO-FM)	2005	Regional Mexican
Pittsburgh, PA	23	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM (Formerly KXMX-FM)	2002	Spanish Christian Teaching and Talk
		KKFS-FM	2006	Contemporary Christian Music
Cleveland, OH	28	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
San Antonio, TX	30	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk

RADIO STATIONS, CONTINUED
	MSA	Station	Year
Market (1)	Rank (2)	Call Letters	Acquired	Format

Orlando, FL	33	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WHIM-AM	2006	Christian Teaching and Talk
Nashville, TN	43	WBOZ-FM	2000	Southern Gospel
		WFFH-FM (8)	2002	Contemporary Christian Music
		WFFI-FM (8)	2002	Contemporary Christian Music
Louisville, KY	52	WFIA-FM	1999	Christian Teaching and Talk
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Honolulu, HI	63	KHNR-AM	2000	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Christian Teaching and Talk
		KHCM-FM (Formerly KHNR-FM)	2004	Country Music
		KHCM-AM (Formerly KHCM-AM)	2006	News Talk
		KHUI-FM	2004	Adult Standards
		KGMZ-FM	2005	Oldies
Omaha, NE	71	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM (Formerly KHLP-AM)	2005	Spanish Christian Teaching and Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	72	WLSS-AM	2005	News Talk
Colorado Springs, CO	93	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	117	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	125	WHKZ-AM	2001	Christian Teaching and Talk

      (1) Actual city of license may differ from metropolitan market served.

      (2) “MSA” means metropolitan statistical area per the fall 2008 Radio Market Survey Schedule and Population Rankings published by Arbitron, excluding the Commonwealth of Puerto Rico.

      (3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 18.

      (4) This market includes the San Jose, CA market which independently has a MSA rank of 34.

      (5) KDOW-AM is an expanded band AM station. Under current FCC rules, we will be required to surrender to the FCC the license for either KDOW-AM or KLFE-AM on July 14, 2009.

      (6) WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

      (7) KBJD-AM is an expanded band AM station. Under current FCC rules, we must request special temporary authority (STA) to operate the station for periods of approximately six months.  An STA request was filed on February 12, 2007 that once approved will be requested every six months thereafter pursuant to the FCC requirements.

      (8) WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

       PROGRAM REVENUE.  For the year ended December 31, 2008 we derived 21.8% and 16.6% of our net broadcast revenue, or $42.0 million and $31.9 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We believe our management has been successful in identifying and assisting quality local programs expand into national syndication.

ADVERTISING REVENUE.  For the year ended December 31, 2008, we derived 39.3% of our net broadcast revenue, or $75.6 million, from the sale of local spot advertising and 7.0% of our net broadcast revenue, or $13.4 million, from the sale of national spot advertising.

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

We own Salem Radio Representatives (“SRR”), a sales representation company specializing in placing national advertising on religious format radio stations. SRN and our radio stations each have relationships with SRR for the sale of available SRN spot advertising.  SRR also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.  In 2005, we established Vista Radio Representatives (“VRR”), a sales representation company specializing in placing national advertising on non-religious radio stations.

We recognize our advertising and commission revenue from radio stations as the spots are aired. SRN’s net revenue, including commission revenue for SRR and VRR, for the year ended December 31, 2008 was $15.6 million, or 8.1% of net broadcast revenue.

NON-BROADCAST MEDIA

Salem Web Network™ and Townhall®.com.  Our online strategy centers on creating the premiere Internet platform serving the audience interested in Christian and conservative content.  Leveraging our engaged and loyal radio listener base, SWN’s content, both in text and audio, can be accessed through our national portals which include OnePlace.com, Crosswalk.com, Christianity.com, Townhall.com, and through our radio station websites, which provide content of interest to our local radio station listeners. In 2006 we acquired CrossDaily.com and Townhall.com and in 2008 we acquired intercristo.com and theconservativevoice.com.  These recent acquisitions enhance our web leadership as a provider and distributor of Christian and conservative content and services for our target audience.

Salem Publishing™.  Our distribution of Christian and conservative content also extends into print through Salem Publishing, a magazine publisher serving the Christian and conservative audience and Xulon Press, a provider of print-on-demand publishing services targeted to the Christian audience.  Last year, we published more than two million magazines and published approximately 700,000 books.   Salem Publishing™ is well positioned to grow its magazines: Homecoming® The Magazine, YouthWorker Journal™, The Singing News, FaithTalk Magazine, Preaching and Townhall® Magazine.  In 2006, we acquired two target segment-leading magazines, The Singing News magazine and Preaching magazine, and their respective Internet sites.  In 2006, we also purchased Xulon Press.   During 2007, Salem Publishing acquired the Christian Music Planet® brand, including www.ChristianMusicPlanet.com, a leading Christian music web portal and CMCentral.com, a Christian music website and online community.  In 2008, we ceased the publication of CCM Magazine and launched Townhall Magazine.

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

We also compete for revenue in the advertising market with other commercial religious format and general format radio station licensees. We compete in the advertising market with non-broadcast media as well, including broadcast television, cable television, newspapers, magazines, direct mail, Internet and billboard advertising, some of which may be controlled by horizontally-integrated companies.  There are several factors that can materially impact competitive advantage, including audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

Competition also comes from new media technologies and services.  These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile telephony, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. Digital audio broadcasting will deliver multi-format digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which deliver multiple audio programming formats to local and national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk on Sirius XM, a satellite digital audio radio service.

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

SEGMENTS

The Company’s operations are aligned into two business segments, broadcast and non-broadcast vs. one reportable segment per Note 12.   These segments are consistent with the Company’s management of these businesses and its financial reporting structure.  Corporate expenses represent costs not allocated to reportable segments.  The broadcast segment includes the Company’s radio business while the non-broadcast segment includes SWN and Townhall.com as well as Salem Publishing and Xulon Press.  The Company has presented its segment information in Note 12 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated by reference.

EMPLOYEES

On February 28, 2009, Salem employed 1,052 full-time and 377 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES.

Corporate

Our corporate headquarters are located in Camarillo, California where we own an approximately 40,000 square foot office building.

Radio Broadcasting

The types of properties required to support our radio stations include offices, studios, transmitter, antenna and tower sites. A station’s studios are generally located in an office in a downtown or business district.  Transmitter, antenna and tower sites are located in areas that provide maximum market coverage.  We either own or lease our radio transmitting properties under agreements that generally range from five to twenty-five years.  We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.  Our SRN and SRR offices and Dallas radio stations are located in an office building in the Dallas, Texas metropolitan area, where we own an approximately 34,000 square foot office building.  Our network operations are supported by various offices and studios from which its programming originates or is relayed from a remote point of origination.  Our network leases satellite transponders used for delivery of its programming.  We also own office buildings in Honolulu, Hawaii, Tampa, Florida, Miami, Florida and Orlando, Florida.

Non-Broadcast

Salem Publishing and Salem Web Network operate from leased office facilities in Nashville, Tennessee; Orlando, Florida; Richmond, Virginia, and Boone, North Carolina.  The lease agreements range from two to ten years remaining on the lease term.  We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On March 5, 2009, the company had approximately 66 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 18,120,092 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sales price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2007				2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$ 13.66	$ 14.00	$ 12.07	$ 8.89	$ 7.14	$ 4.78	$ 2.44	$ 1.81
Low (mid-day)	$ 10.64	$ 10.75	$ 7.05	$ 6.39	$ 2.80	$ 1.73	$ 1.20	$ 0.51

      There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

Due to the transition of the radio broadcasting industry to a more mature stage of its lifecycle, a number of broadcasting peers introduced the payment of dividends.  After careful review and consideration of its earnings, financial position, capital requirements, its bank credit facilities and the indenture governing its 7¾% Notes, the Company had determined that it was in the interest of its shareholders to grant a special dividend.   On July 28, 2006, the Company paid a special cash dividend of $0.60 per share on its Class A and Class B common stock to shareholders of record as of the close of business on July 17, 2006.  The cash payment amounted to approximately $14.6 million.  On August 23, 2007, the Company paid a special cash dividend of $0.42 per share on its Class A and Class B common stock to shareholders of record as of the close of business on August 20, 2007.  The cash payment amounted to approximately $10.0 million.  No dividends were paid during the twelve months ended December 31, 2008.  The Company does not anticipate paying dividends during the year ended December 31, 2009.

The company’s sole source of cash available for making any future dividend payments will be dividends paid to the company or payments made to the company by its subsidiaries. The ability of subsidiaries of the company to make such payments may be restricted by applicable state laws or terms of agreements to which they are or may become a party; the company’s credit facility and the terms of the indenture governing the 7¾% Notes restrict the payment of dividends on its common stock unless certain specified conditions are satisfied.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth selected financial data and other operating information of Salem. The selected financial data in the table is derived from the consolidated financial statements of Salem. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included (incorporated by reference) herein. The data below should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically the disclosure concerning a reconciliation for historical Non-GAAP measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this report.

The Statements of Operations Data for all prior periods presented have been reclassified to reflect the operating results of WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations.  The Company entered into agreements to sell these radio stations during 2005 and 2006 and completed the sale of these entities during the year ended December 31, 2006.

The Statements of Operations Data for all prior periods presented have been reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin as discontinued operations.   In 2007, the Company had a plan in place to sell these radio stations and completed the sale of these entities during the year ended December 31, 2008.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of CCM Magazine as a discontinued operation as of its final publication in March 2008.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WRFD-AM, Columbus, Ohio as discontinued operations.  The Company entered into an agreement to sell this station and exit the market on July 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$ 180,743	$ 194,966	$ 204,561	$ 204,309	$ 192,357
Non-broadcast revenue	7,356	8,914	17,896	24,622	28,362
Total revenue	188,099	203,880	222,457	228,931	220,719
Operating expenses:
Broadcast operating expenses	109,360	118,224	128,192	129,448	123,534
Terminated transaction costs and abandoned license upgrades	746	—	—	—	1,275
Non-broadcast operating expenses	6,981	8,488	16,680	22,921	25,866
Legal settlement	—	650	—	—	—
Corporate expenses	17,480	19,607	24,043	22,314	20,040
Impairment of goodwill and indefinite-lived assets	—	—	—	—	73,010
Depreciation and amortization	11,834	12,769	14,952	15,023	16,102
(Gain) loss on disposal of assets	3,178	521	(18,674)	(2,192)	(6,892)
Total operating expenses	149,579	160,259	165,193	187,514	252,935
Operating income (loss)	38,520	43,621	57,264	41,417	(32,216)
Other income (expense):
Interest income	171	207	210	183	247
Interest expense	(19,931)	(22,559)	(26,342)	(25,488)	(22,381)
Ineffectiveness of interest rate swaps	—	—	—	—	(4,827)
Gain (loss) on early redemption of long-term debt	(6,588)	(24)	(3,625)	—	4,664
Other income (expense)	(116)	(506)	(420)	164	121
Total other expense	(26,464)	(22,882)	(30,177)	(25,141)	(22,176)
Income (loss) from continuing operations before income taxes	12,056	20,739	27,087	16,276	(54,392)
Provision for (benefit from) income taxes	4,598	8,231	10,922	7,266	(19,302)
Income (loss) from continuing operations	7,458	12,508	16,165	9,010	(35,090)
Income (loss) from discontinued operations, net of tax	(125)	154	2,834	(835)	2,004
Net income (loss)	$ 7,333	$ 12,662	$ 18,999	$ 8,175	$ (33,086)

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.30	$ 0.49	$ 0.67	$ 0.38	$ (1.48)
Income (loss) from discontinued operations	—	0.01	0.12	(0.04)	0.08
Net earnings (loss) per share	$ 0.29	$ 0.49	$ 0.78	$ 0.34	$ (1.40)
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.29	$ 0.48	$ 0.67	$ 0.38	$ (1.48)
Earnings (loss) per share from discontinued operations	—	0.01	0.12	(0.04)	0.08
Net earnings (loss) per share	$ 0.29	$ 0.49	$ 0.78	$ 0.34	$ (1.40)
Basic weighted average shares outstanding	25,220,678	25,735,641	24,215,867	23,785,015	23,671,288
Diluted weighted average shares outstanding	25,371,649	25,794,875	24,223,751	23,788,568	23,671,288

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$ 10,994	$ 3,979	$ 710	$ 447	$ 1,892
Broadcast licenses	388,628	435,178	468,630	464,549	398,135
Other intangible assets including goodwill, net	12,310	18,185	30,004	27,607	25,574
Total assets	585,374	645,930	686,264	679,798	607,718
Long-term debt, less current portion	276,882	326,470	358,978	347,617	321,609
Stockholders’ equity	247,637	249,118	237,716	233,178	203,116

Cash flows related to:
Operating activities	$ 38,249	$ 38,119	$ 36,011	$ 30,745	$ 36,354
Investing activities	(44,058)	(83,332)	(50,504)	(11,233)	(20,533)
Financing activities	10,923	37,548	(3,773)	(20,853)	(25,004)

Other Data:
Station operating income (1)	$ 71,383	$ 76,742	$ 76,369	$ 74,861	$ 68,823
Station operating income margin (2)	39.5%	39.4%	37.3%	36.6%	35.8%

(1)

We define station operating income as net broadcast revenue less broadcast operating expenses.

(2)

Station operating income margin is station operating income as a percentage of net broadcast revenue.

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

RECONCILIATION OF STATION OPERATING INCOME TO OPERATING INCOME

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)
Station operating income	$ 71,383	$ 76,742	$ 76,369	$ 74,861	$ 68,823
Plus non-broadcast revenue	7,356	8,914	17,896	24,622	28,362
Less terminated transaction costs and abandoned license upgrades	(746)	—	—	—	(1,275)
Less non-broadcast operating expenses	(6,981)	(8,488)	(16,680)	(22,921)	(25,866)
Less depreciation and amortization	(11,834)	(12,769)	(14,952)	(15,023)	(16,102)
Less gain (loss) on disposal of assets	(3,178)	(521)	18,674	2,192	6,892
Less corporate expenses	(17,480)	(19,607)	(24,043)	(22,314)	(20,040)
Less impairment of goodwill and indefinite-lived assets	—	—	—	—	(73,010)
Less legal settlement	—	(650)	—	—	—

Operating income (loss) from continuing operations	$ 38,520	$ 43,621	$ 57,264	$ 41,417	$ (32,216)

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

Our sources of revenue and product offerings also increasingly include non-broadcast businesses, including our Internet and publishing businesses.

The following table shows the percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2006		2007		2008
	(Dollars in thousands)
Block program time:
National	$ 40,602	19.8%	$ 44,826	21.9%	$ 41,999	21.8%
Local	30,629	15.0	30,553	15.0	31,851	16.6
	71,231	34.8	75,379	36.9	73,850	38.4
Advertising:
National	16,869	8.2	14,889	7.3	13,388	7.0
Local	89,814	43.9	84,938	41.6	75,615	39.3
	106,683	52.1	99,827	48.9	89,003	46.3
Infomercials	7,752	3.8	8,459	4.1	8,656	4.5
Network	14,834	7.3	15,247	7.5	15,583	8.1
Other	4,061	2.0	5,397	2.6	5,265	2.7
Net broadcast revenue	$ 204,561	100%	$ 204,309	100%	$ 192,357	100%

Our broadcast revenue is affected primarily by the program rates our radio stations charge, the level of broadcast air time sold and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for our Christian Teaching and Talk stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets we do subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2008, we sold 97% of our advertising time for cash.  In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

The primary operating expenses incurred in the ownership and operation of our radio stations include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) music license fees. In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions and existing and future borrowings.

Salem Web Network™ and Townhall.com®, our Internet businesses, earn revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications and by selling books. Xulon Press generally earns its revenue from the publishing of books.  The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our Consolidated Statement of Operations.

KNOWN TRENDS AND UNCERTAINTIES

Domestic radio revenues continue to decline.  We believe this is primarily the result of the struggling United States economy and corresponding reductions in discretionary advertising spending by our customers.  Beginning in July 2007, our advertising revenue has been negatively impacted by declining advertising from our customers, particularly in the financial services and auto industries.  The decline in advertising revenue impacts both our broadcasting segment and non-broadcasting segment.  We expect this trend to continue for as long as the United States economy is weak, however, we cannot quantify the financial impact on our future operating results.  In response to these economic challenges, we have initiated several cost reduction strategies including (1) reducing headcount, (2) temporarily suspending the Company match on 401(k) contributions as of July 2008, (3) temporarily suspending the management bonus program, (4) limiting capital expenditures, (5) reducing the base salary for all employees by 5% as of February 1, 2009 with certain members of executive management reduced by 10%, and (6) requiring all employees to use accrued vacation balances by March 31, 2009.   We continue to pursue opportunities to sell assets, particularly stations that are in non-strategic formats or are underperforming, the proceeds of which may be used to pay down debt.

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

•

Increasing uncollectible accounts as our customers face tight credit markets;

•

Ministries are experiencing lower level of donations that could negatively impact their ability to purchase and pay for block programming time;

•

Limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements; and

•

Impairment losses on the value of our FCC licenses and other long-lived intangible assets including goodwill.

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

RESULTS OF OPERATIONS

We have reclassified our Statements of Operations Data for all prior periods presented to reflect the operating results of WTSJ-AM, Cincinnati, Ohio, WBOB-AM, Cincinnati, Ohio, WBTK-AM, Richmond, Virginia, WITH-AM, Baltimore, Maryland, WBGB-FM, Jacksonville, Florida, WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida, and WZAZ-AM, Jacksonville, Florida, as discontinued operations for the year ended December 31, 2006.  The Company entered into agreements to sell these radio stations during 2005 and 2006 and completed the sale of these entities during the year ended December 31, 2006.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin as discontinued operations.   In 2007, the Company had a plan in place to sell these radio stations and completed the sale of entities during the year ended December 31, 2008.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of CCM Magazine as a discontinued operation as of the March 2008 publication.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WRFD-AM, Columbus, Ohio as discontinued operations.  The Company entered into an agreement to sell this station and exit the market on July 31, 2008.

The following table sets forth certain Statements of Operations Data for the periods indicated and shows annual changes:

	Year Ended December 31,
	2006	2007	2008	2007 over 2006	2008 over 2007
	(in thousands)			% change
Net broadcast revenue	$ 204,561	$204,309	$ 192,357	(0.1)%	(5.8)%
Non-broadcast revenue	17,896	24,622	28,362	37.6%	15.2%
Total revenue	222,457	228,931	220,719	2.9%	(3.6)%
Operating expenses:
Broadcast operating expenses	128,192	129,448	123,534	1.0%	(4.6)%
Terminated transaction costs and abandoned license upgrades	—	—	1,275	—	100.0%
Non-broadcast operating expenses	16,680	22,921	25,866	37.4%	12.8%
Corporate expenses	24,043	22,314	20,040	(7.2)%	(10.2)%
Impairment of goodwill and indefinite-lived assets	—	—	73,010	—%	100.0%
Depreciation	11,832	11,988	13,299	1.3%	10.9%
Amortization	3,120	3,035	2,803	(2.7)%	(7.6)%
Gain on disposal of assets	(18,674)	(2,192)	(6,892)	(88.3)%	214.4%
Total operating expenses	165,193	187,514	252,935	13.5%	34.9%
Operating income (loss) from continuing operations	57,264	41,417	(32,216)	(27.7)%	(177.8)%
Other income (expense):
Interest income	210	183	247	(12.9)%	35.0%
Interest expense	(26,342)	(25,488)	(22,381)	(3.2)%	(12.2)%
Change in fair value of interest rate swaps	—	—	(4,827)	—%	(100.0)%
Gain (loss) on early redemption of long-term debt	(3,625)	—	4,664	(100.0)%	100.0%
Other income (expense), net	(420)	164	121	(139.0)%	(26.2)%
Income (loss) from continuing operations before income taxes	27,087	16,276	(54,392)	(39.9)%	(434.2)%
Provision for (benefit from) income taxes	10,922	7,266	(19,302)	(33.5)%	(365.7)%
Income (loss) from continuing operations	16,165	9,010	(35,090)	(44.3)%	(489.5)%
Income (loss) from discontinued operations, net of tax	2,834	(835)	2,004	(129.5)%	(339.9)%
Net income (loss)	$ 18,999	$ 8,175	$(33,086)	(57.0)%	(504.7)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2006	2007	2008

Net broadcast revenue	92%	89%	87%
Non-broadcast revenue	8%	11%	13%
Total revenue	100%	100%	100%
Operating expenses:
Broadcast operating expenses	58%	57%	56%
Terminated transaction costs and abandoned license upgrades	—%	—%	1%
Non-broadcast operating expenses	7%	10%	12%
Corporate expenses	11%	10%	9%
Impairment of goodwill and indefinite-lived assets	—%	—%	33%
Depreciation	5%	5%	6%
Amortization	1%	1%	1%
Gain on disposal of assets	(8)%	(1)%	(3)%

Total operating expenses	74%	82%	115%

Operating income (loss) from continuing operations	26%	18%	(15)%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(12)%	(11)%	(10)%
Change in fair value of interest rate swaps	—%	—%	(2)%
Gain (loss) on early redemption of long-term debt	(2)%	—%	2%
Other expense, net	—%	—%	—%
Income (loss) from continuing operations before income taxes	12%	7%	(25)%
Provision for (benefit from) income taxes	5%	3%	(9)%

Income (loss) from continuing operations	7%	4%	(16)%
Income from discontinued operations, net of tax	1%	—%	1%
Net income (loss)	8%	4%	(15)%

Year ended December 31, 2008 compared to year ended December 31, 2007

NET BROADCAST REVENUE.  Net broadcast revenue decreased $11.9 million, or 5.8%, to $192.4 million for the year ended December 31, 2008, from $204.3 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $12.1 million, or 6.2%, to $185.0 million for the year ended December 31, 2008, from $197.1 million for the same period of the prior year.  The decline in revenue includes a $9.3 million decrease in local advertising revenue on all of our radio station formats, a $2.8 million decrease in national program revenue principally on our Christian Teaching and Talk stations, and a $0.5 million decline in event revenue on our Contemporary Christian Music format stations, offset by a $0.2 million increase in infomercial revenue.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 46.3% for the year ended December 31, 2008, from 48.9% for the same period of the prior year.   Revenue from block program time as a percentage of our net broadcast revenue increased to 38.4% for the year ended December 31, 2008, from 36.9% for the same period of the prior year.  Block programming revenue has continued to increase as a percentage of our total broadcast revenue, particularly on our Christian Teaching and Talk stations.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  Additionally, the growth of block programming and infomercial revenue has slowed.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $3.8 million, or 15.2%, to $28.4 million for the year ended December 31, 2008, from $24.6 million for the same period of the prior year.  The increase is comprised of a $0.9 million increase in revenue on Xulon Press, a $0.7 million increase in advertising revenue on Townhall.com, a $0.9 million increase in ministry streaming and banner advertising revenue on OnePlace.com, a $0.3 million increase in revenue from Salem Consumer Products, an entity launched in the second half of 2007, a $0.4 million increase in revenue associated with Townhall Magazine, a new publication launched in early 2008, and a $1.0 million increase in revenue generated from our radio station websites that were redesigned and launched beginning in the second half of 2007 offset by a $0.2 million decrease in our CCM magazines.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $5.9 million, or 4.6%, to $123.5 million for the year ended December 31, 2008, from $129.4 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $7.3 million, or 5.8%, to $116.6 million for the year ended December 31, 2008, compared to $123.9 million for the same period of the prior year.  The decline in broadcast operating expenses includes a $4.7 million decrease in advertising expenses, a $5.1 million decrease in personnel related costs and a $0.3 million decrease in national commissions associated with lower revenues, offset by a $0.3 million increase in music license fees, a $1.6 million increase in bad debt expense, a $1.2 million increase in facility related expenses of which $0.5 million is attributable to higher utility costs, a $0.3 million increase in production and programming, and a $0.2 million increase in LMA fees associated with operating radio station KTRO-AM in Portland, Oregon.  We expect the trend of increasing bad debt expense to continue given the weakened United States economy.

TERMINATED TRANSACTION COSTS AND ABANDONED LICENSE UPGRADES.   Terminated transaction costs and abandoned license upgrades of $1.3 million for the year ended December 31, 2008 consist of capital projects that were abandoned during the year and fees associated with the termination of our agreement to purchase KTRO-AM in Portland, Oregon.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $3.0 million, or 12.8%, to $25.9 million for the year ended December 31, 2008, compared to $22.9 million for the same period of the prior year.  The increase includes $1.2 million of costs associated with Townhall Magazine, a $0.6 million increase in advertising costs, a $0.3 million increase in production costs associated with Xulon Press, a $0.3 million increase in streaming expenses on OnePlace.com, a $0.2 million increase in operating costs associated with Salem Consumer Products, a $0.6 million increase in salary and related expenses on Townhall.com, and a $0.3 million increase in costs associated with maintenance of radio station websites.

CORPORATE EXPENSES.  Corporate expenses decreased $2.3 million, or 10.2%, to $20.0 million for the year ended December 31, 2008, compared to $22.3 million for the same period of the prior year.  The decrease is attributable to an overall cost reduction initiative, including a reduction in headcount that resulted in lower personnel related costs of $3.0 million, a decrease of $1.2 million of non-cash stock based compensation expense due primarily to substantially no new grants being offered, and a decrease of $1.3 million in accounting service fees and public reporting costs, offset by a $1.6 million charge for non-cash stock-based compensation expense associated with the accelerated expensing of unvested options voluntarily surrendered by members of senior management in September 2008, a $0.4 million increase in bad debt expenses, and a $1.2 million increase in salary expense associated with employee severance packages as a result of staff reductions.  We expect the trend of increasing bad debt expense to continue given the weakened United States economy

DEPRECIATION.  Depreciation expense increased $1.3 million, or 10.9%, to $13.3 million for the year ended December 31, 2008, compared to $12.0 million for the same period of the prior year.  The increase reflects the impact of approximately $5.8 million of capital expenditures made during the year ended December 31, 2007, that were primarily associated with computer software, data processing and office equipment that have shorter estimated useful lives.

AMORTIZATION.   Amortization expense decreased $0.2 million, or 7.6%, to $2.8 million for the year ended December 31, 2008, compared to $3.0 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2007 on intangible assets such as advertising agreements and other business contracts that were acquired in 2006 with an estimated useful life of one year.

(GAIN) LOSS ON DISPOSAL OF ASSETS.   Gain on disposal of assets of $6.9 million for the year ended December 31, 2008 was primarily comprised of the sale of radio station WRVI-FM, Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million, the sale of radio station KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.  A gain on disposal of assets of $2.2 million for the year ended December 31, 2007 was comprised of the sale of selected assets of radio station WKNR-AM in Cleveland, Ohio, for $7.0 million which resulted in a pre-tax gain of $3.4 million offset by the loss recognized on the sale of selected assets of radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million and $0.7 million associated with various fixed asset disposals.

IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, we review the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets on an annual basis or more frequently if conditions indicate that we may have an impairment. During the year ended December 31, 2008, we recorded an impairment charge of $73.0 million associated with the FCC Licenses and goodwill in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.  The impairment charge resulted from weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  We acquired radio stations at various times over the last thirty four years, many of which were amortized prior to the adoption of SFAS No. 142.  As a result, the carrying value of our FCC licenses and goodwill may exceed the fair value in many of our markets.  For the years ended

December 31, 2008, and 2007, the markets for which impairment charges were recorded during 2008 accounted for 16.4% and 16.3% of total net revenues.

OTHER INCOME (EXPENSE).  Interest income of approximately $0.2 million for each of the years ended December 31, 2008 and 2007 was primarily from interest earned on excess cash.  Interest expense decreased $3.1 million or 12.2% to $22.4 million for the year ended December 31, 2008, compared to $25.5 million for the same period of the prior year due to a lower net outstanding debt balance and lower interest rates during the year.  Change in fair value of interest rate swaps of $4.8 million represents the change in the fair market value of our swaps in accordance with SFAS No. 157.  Other income, net, of $0.1 million for the year ended December 31, 2008 consists of non-recurring reimbursements received, including $0.2 million associated with the terminated sale of KKMO-AM in Seattle, Washington, partially offset with bank commitment fees associated with our credit facilities.  Other income, net of $0.2 million for the year ended December 31, 2007 consisted primarily of royalty income from real estate properties partially offset with bank commitment fees associated with the credit facilities.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.   We adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) as of January 1, 2007.  Benefit from income taxes was $19.3 million for the year ended December 31, 2008 compared to a provision for $7.3 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 35.5% for the year ended December 31, 2008 compared to 44.6% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $2.0 million, net of taxes, for the year ended December 31, 2008 includes the pre-tax gain of $2.0 million on the sale of WRRD-AM, Milwaukee, Wisconsin, a $1.4 million pre-tax gain on the sale of WFZH-FM, Milwaukee, Wisconsin, operating results of WRFD-AM in Columbus, Ohio, and operating results of CCM Magazine.  The $0.8 million loss from discontinued operations for the same period of the prior year includes the operating results of these entities as of the period end without the impact of the gain from the sale as well as the $1.9 million loss previously recognized in association with the impairment of goodwill associated with CCM Magazine.

NET INCOME (LOSS).   We recognized a net loss of $33.1 million for the year ended December 31, 2008 compared to net income of $8.2 million for the same period of the prior year.  The change of $41.3 million is comprised of the $73.0 million impairment of goodwill and indefinite-lived assets, a $0.5 million decrease in operating income exclusive of the impairment loss, and a $1.7 million increase in interest expense, offset by the change on our tax provision of $26.6 million, $4.7 million increase in gain on disposal of assets and a $2.8 million increase in income from discontinued operations.

Year ended December 31, 2007 compared to year ended December 31, 2006

NET BROADCAST REVENUE.  Net broadcast revenue decreased $0.3 million or 0.1% to $204.3 million for the year ended December 31, 2007 from $204.6 million for the year ended December 31, 2006.  On a same station basis, net broadcast revenue improved by $1.0 million, or 0.5%, to $200.5 million for the year ended December 31, 2007 from $199.5 million for the year ended December 31, 2006.  The decrease is attributable to a $4.4 million decline in local advertising revenue on our News Talk and Christian Teaching Talk stations and a $0.5 million decline in national advertising revenue on our Contemporary Christian Music stations, offset by growth in national program revenue on our Christian Teaching and Talk stations of $4.2 million and growth in local advertising sales on our Contemporary Christian Music station of $1.7 million.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 48.9% for the year ended December 31, 2007 from 52.2% for the year ended December 31, 2006.  Revenue from block program time as a percentage of our net broadcast revenue increased to 36.9% for year ended December 31, 2007 from 34.8% for the year ended December 31, 2006.  Block programming revenue has continued to increase as a percentage of our total broadcast revenue, particularly on our Christian Teaching and Talk stations.  Overall, the trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  We expect this trend to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $6.7 million, or 37.6%, to $24.6 million for the year ended December 31, 2007 from $17.9 million for the year ended December 31, 2006.  The increase includes $5.0 million of revenue generated from entities acquired during 2006.  Specifically, Townhall.com, Preaching Magazine and Xulon Press contributed $8.9 million of revenue for the year ended December 31, 2007 compared to $3.9 million for the year ended December 31, 2006.  The increase also includes a $0.9 million increase in banner advertising and streaming revenue on Salem Web Network partially offset by a $0.2 million decline in subscription and advertising revenue on Salem Publishing.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses increased $1.3 million, or 1.0%, to $129.4 million for the year ended December 31, 2007 from $128.2 million for the year ended December 31, 2006.  On a same station basis, broadcast operating expense increased $3.1 million, or 2.5%, to $125.7 million for the year ended December 31, 2007 from $122.6 million for the year ended December 31, 2006.  The increase in expenses consist of a $1.0 million increase in rental costs associated with lease renewals, primarily in New York and Boston, a $0.5 million increase in advertising and promotion costs, and a $0.4 million increase in production and programming costs.   Additionally, the Company incurred a $0.2 million increase in LMA fees for the year ended December 31, 2007 compared to the year ended December 31, 2006 associated with the operations of WMCU-AM in Miami, Florida and KTRO-AM in Portland, Oregon.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $6.2 million, or 37.4%, to $22.9 million for the year ended December 31, 2007 from $16.7 million for the year ended December 31, 2006.  The increase includes a $4.1 million increase in operating expenses generated from entities acquired in 2006, Townhall.com, Preaching Magazine and Xulon Press, which incurred $8.0 million of expenses for the year ended December 31, 2007 compared to $3.9 million for the year ended December 31, 2006, a $0.3 million increase in streaming expenses, a $0.2 million increase in personnel related costs and a $0.2 million increase in advertising costs on Salem Web Network.

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

DEPRECIATION.   Depreciation expense increased $0.2 million, or 1.3%, to $12.0 million for the year ended December 31, 2007 from $11.8 million for the year ended December 31, 2006.  The increase is due to depreciation associated with acquisitions of radio station assets and non-broadcast entities during 2006 for which a full twelve months of depreciation is reported for the year ended December 31, 2007 compared to partial year data for the year ended December 31, 2006.

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

(GAIN) LOSS ON DISPOSAL OF ASSETS.   Gain on disposal of assets of $2.2 million for the year ended December 31, 2007 was comprised of the sale of selected assets of radio station WKNR-AM in Cleveland, Ohio, for $7.0 million which resulted in a pre-tax gain of $3.4 million offset by the loss recognized on the sale of selected assets of radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million and $0.7 million associated with various fixed asset disposals.  The gain on disposal of assets of $18.7 million for the year ended December 31, 2006 resulting from gains recognized on various transactions.  Selected assets of KLMG-FM, Sacramento, California, were exchanged for selected assets of radio station KKFS-FM, Sacramento, California, which resulted in a pre-tax gain of $14.6 million.  Additionally, we sold selected assets of WCCD-AM in Cleveland, Ohio, for $2.1 million resulting in a pre-tax gain of $1.6 million, which was partially offset by a sale of radio station KBAA-FM, Sacramento, California, for $0.5 million, resulting in a pre-tax loss of $0.6 million.  We also exchanged selected assets of KNIT-AM, Dallas, Texas for selected assets of WORL-AM, Orlando, Florida, resulting in a pre-tax gain on the exchange of $3.5 million.

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

PROVISION FOR INCOME TAXES.      Provision for income taxes was $7.3 million for the year ended December 31, 2007 compared to $10.9 million for the year ended December 31, 2006.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 44.6% for the year ended December 31, 2007 compared to 40.3% for the year ended December 31, 2006. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.       Loss from discontinued operations of $0.8 million, net of tax, for the year ended December 31, 2007 includes the operating results of radio stations WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin, and WRFD-AM in Columbus, Ohio, as well as the $1.9 million loss previously recognized in association with the impairment of goodwill associated with CCM Magazine.  The $2.8 million income for the year ended December 31, 2006 includes the operating results these stations, the operating results of  CCM Magazine, and the $0.7 million pre-tax gain from the 2006 sale of radio stations WTSJ-AM, Cincinnati, Ohio and WBOB-AM, Cincinnati, Ohio, the pre-tax gain of $0.8 million from the 2006 sale of radio station WBGB-FM, Jacksonville, Florida, the pre-tax gain of $0.6 million from the 2006 sale of radio station WBTK-AM in Richmond, Virginia, the $2.2 million pre-tax gain from the 2006 sale of radio station WITH-AM Baltimore, Maryland, the $0.1 million pre-tax gain from the 2006 sale of radio stations WJGR-AM, WZNZ-AM, and WZAZ-AM, Jacksonville, Florida, as well as the operating results of each of these radio stations up through the date of the sales.   These transactions are discussed further in Note 2 to our financial statements.

NET INCOME.   We recognized net income of $8.2 million for the year ended December 31, 2007 compared to net income of $19.0 million for the year ended December 31, 2006, a decrease of $10.8 million, or 57.0%.  This decrease is comprised of $16.5 million decrease in the gain recognized on the disposal of assets, a $1.3 million increase in broadcast operating expenses and a $6.2 million increase in non-broadcast operating expenses, offset by a $1.7 million decrease in corporate expenses, a $6.4 million increase in total net revenue and the impact of the $3.6 million loss on early retirement of debt that was recognized during the 12 months ended December 31, 2006.

NON-GAAP FINANCIAL MEASURES

The performance of a radio broadcasting company is customarily measured by the ability of its stations to generate station operating income. We define station operating income (“SOI”) as net broadcast revenue less broadcast operating expenses.  Accordingly, changes in net broadcast revenue and broadcast operating expenses, as explained above, have a direct impact on changes in SOI.

SOI is not a measure of performance calculated in accordance with GAAP; as a result it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. Management believes that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, our management uses SOI as one of the key measures of operating efficiency, profitability and our internal review associated with our impairment analysis of indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. SOI as defined by and used by our company is not necessarily comparable to similarly titled measures employed by other companies.

Year ended December 31, 2008 compared to year ended December 31, 2007

STATION OPERATING INCOME.   SOI decreased $6.1 million, or 8.1% to $68.8 million for the year ended December 31, 2008 compared to $74.9 million for the year ended December 31, 2007 as a result of the changes in net broadcast revenue and broadcast operating expense explained above.   As a percentage of net broadcast revenue, SOI decreased to 35.8% for the year ended December 31, 2008 from 36.6% for the year ended December 31, 2007.  On a same station basis, SOI declined $4.9 million, or 6.7%, to $68.3 million for the year ended December 31, 2008 from $73.2 million for the year ended December 31, 2007.  As a percentage of same station net broadcast revenue, same station SOI decreased to 36.9% for the year ended December 31, 2008 compared to 37.2% for the year ended December 31, 2007.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2008 and 2007:

	For the Year Ended December 31,
	(Dollars in thousands)
	2007	2008
Station operating income	$ 74,861	$ 68,823
Plus non-broadcast revenue	24,622	28,362
Less terminated transaction costs and abandoned license upgrades	—	(1,275)
Less non-broadcast operating expenses	(22,921)	(25,866)
Less depreciation and amortization	(15,023)	(16,102)
Less gain on disposal of assets	2,192	6,892
Less impairment of goodwill and indefinite-lived assets	—	(73,010)
Less corporate expenses	(22,314)	(20,040)
Operating income (loss) from continuing operations	$ 41,417	$ (32,216)

Year ended December 31, 2007 compared to year ended December 31, 2006

      STATION OPERATING INCOME.   SOI decreased $1.5 million, or 2.0% to $74.9 million for the year ended December 31, 2007 compared to $76.4 million for the year ended December 31, 2006 as a result of the changes in net broadcast revenue and broadcast operating expense explained above.   As a percentage of net broadcast revenue, SOI decreased to 36.6% for the year ended December 31, 2007 from 37.3% for the year ended December 31, 2006.  On a same station basis, SOI declined $2.1 million, or 2.7%, to $74.8 million for the year ended December 31, 2007 from $76.9 million for the year ended December 31, 2006.  As a percentage of same station net broadcast revenue, same station SOI decreased to 37.3% for the year ended December 31, 2007 compared to 38.5% for the year ended December 31, 2006.

      The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2007 and 2006:

	For the Year Ended December 31,
	(Dollars in thousands)
	2006	2007
Station operating income	$ 76,369	$ 74,861
Plus non-broadcast revenue	17,896	24,622
Less non-broadcast operating expenses	(16,680)	(22,921)
Less depreciation and amortization	(14,952)	(15,023)
Less gain on disposal of assets	18,674	2,192
Less corporate expenses	(24,043)	(22,314)
Operating income from continuing operations	$ 57,264	$ 41,417

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions and upgrades of radio station and network assets, revenue recognition, allowance for doubtful accounts, goodwill and other non-intangible assets, uncertain tax positions, valuation allowance (deferred taxes), long-term debt and debt covenant compliance, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC licenses. Our policy is to capitalize costs incurred up to the point where the project is complete, at which time we transfer the costs to the appropriate fixed asset and/or intangible asset categories. When the completion of a project is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. In the event the required approval is not considered probable or the project is abandoned, we write-off the capitalized costs of the project.

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

Goodwill and indefinite lived intangible assets

Approximately 69% of our total assets consist of non-amortizable intangible assets, such as FCC broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.  Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with SFAS No.142, “Goodwill and Other Intangible Assets.”  We do not amortize goodwill or other indefinite lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, primarily attributable to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website.  Goodwill associated with our broadcast segment is tested at the reporting unit level, defined as a market cluster.

We complete our annual impairment tests in the fourth quarter of each year.  However, based on deteriorating macro-economic factors, including declining radio industry revenues during 2008 and a weakening in prevailing radio station transaction multiples, we concluded that, in connection with preparing our financial statements for the period ended September 30, 2008, an interim valuation pursuant to SFAS No. 142 was appropriate.  We reviewed the financial performance of certain accounting units against established internal benchmarks.  The accounting units selected were based on declines in projected market revenues and market analysis from industry experts that indicated a more than remote likelihood that a current fair value determination would be less than the carrying value.  For the selected accounting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm was engaged to perform an appraisal of the indefinite-lived asset(s).  As a result of our interim review and third-party valuation, we recorded a pre-tax impairment charge of $20.3 million associated with the value of broadcast licenses in the Cleveland market cluster.

During the fourth quarter of 2008 we completed our annual impairment tests for all markets.  We reviewed the financial performance of all accounting units against established internal benchmarks.  For accounting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s).  As a result of our annual review and valuation, we recorded a pre-tax impairment charge of $52.3 million in the fourth quarter of 2008 associated with the value of broadcast licenses in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.  The impairments are driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples, and a higher cost of capital.  The impairments are indicative of a trend in the broadcast industry and are not unique to our Company.  We also reviewed goodwill for potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill.  For reporting units in which the fair value exceeded the carrying value, no loss was recognized.  For reporting units in which the fair value did not exceed the carrying value, a potential impairment was identified.  The implied value of goodwill for these reporting units was calculated using third-party independent appraisals as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  Based on this review, an impairment loss on goodwill of $0.4 million was recognized during the fourth quarter of 2008 equal to the excess of the implied value of goodwill over the carrying value.

The value of intangible assets is subjective and based on estimates rather than precise calculations.  If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future.

Uncertain tax positions

We adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under SFAS No. 5, “Accounting for Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, we recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations. During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2008, is shown below:

Balance at January 1, 2008	$ 3,894
Additions based on tax positions related to the current year	129
Additions based on tax positions related to prior years	-
Reductions related to tax positions of prior years	(203)
Decrease due to statute expirations	(177)
Related interest and penalties, net of federal tax benefits	16
Balance as of December 31,2008	$ 3,659

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of December 31, 2008 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Derivative Instruments

We are exposed to fluctuations in interest rates. Salem actively monitors these fluctuations and uses derivative instruments from time to time to manage the related risk. In accordance with its risk management strategy, Salem uses derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses that may increase the volatility of Salem’s earnings.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements; the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

On February 12, 2008, the FASB issued FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157,” referred to as FAS No. 157-2 in this report. FAS No. 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

We adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows.  We adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009. This includes applying the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. We are currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on our consolidated financial position, results of operations and cash flows

On October 10, 2008, the FASB issued FASB Staff Position FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” referred to as FAS No. 157-3 in this report. FAS 157-3 provides clarification regarding the application of SFAS 157 in inactive markets. The provisions of FAS No. 157-3 were effective upon issuance. This Staff Position did not have a material impact on our consolidated financial position, results of operations or cash flows.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value.

SFAS No. 157 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value.  This framework defined three levels of inputs to the fair value measurement process, and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the SFAS No. 157 hierarchy are as follows:

•

Level 1 Inputs—quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•

Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•

Level 3 Inputs—unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

As a result of the adoption of SFAS No. 157, we have modified the assumptions used in measuring the fair value of derivative positions.  Specifically, we now include the impact of our own credit risk on derivative liabilities measured at fair value under SFAS No. 157.  Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter derivatives, where the base valuation uses market parameters based on LIBOR interest rate curves.  Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market value of the credit risk of counterparty in order to estimate the fair value of such an item.  Bilateral or “own” credit risk adjustments are applied to our own credit risk when valuing derivatives measured at fair value.

Counterparty and own credit adjustments consider the estimated future cash flows between us and our counterparties under the terms of the instrument and effect the credit risk on the valuation of those cash flows, rather than a point-in-time assessment of current recognized net asset or liability.

The fair value of our liabilities was impacted by the widening of our credit spread.  The estimated change in the fair value of these liabilities due to such changes as our own credit risk was a gain of $1.3 million for the year ended December 31, 2008.  Changes in fair value resulting from changes in instrument specific credit risk were estimated by incorporating our current observable credit spreads into the relevant valuation techniques used to value each liability.

Our financial liabilities reported at fair value in the accompanying consolidated balance sheet, as of December 31, 2008, were as follows:

	As of December 31, 2008
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	7,898	—	7,898

Long-term debt and debt covenant compliance

Our classification of borrowings under our credit facilities as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facilities and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facilities or it may become necessary to seek an amendment to our credit facilities. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facilities other than the scheduled principal reductions in our term loan facility.  Effective March 11, 2009, we amended our credit facilities for the pro-forma debt service requirement and certain other terms.

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the Company.  A maximum of 3,100,000 shares are authorized under the plan, of which 562,175 are outstanding and 329,772 are exercisable as of December 31, 2008.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment.  We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not currently significant to the calculation of fair value based on current expectations of dividends and the number of options granted. .

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.”  The pronouncement mandates that the Generally Accepted Accounting Principles (“GAAP”) hierarchy reside in the accounting literature as opposed to in the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The adoption of SFAS No. 162 will not have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Staff Position No. 142-3.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors in SFAS No. 142, “Goodwill and Other Intangible Assets”   This pronouncement will become effective beginning January 1, 2009. The adoption of FSP FAS 142-3 will not have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.   The adoption of SFAS No. 161 will not have a material impact on our consolidated financial position, results of operations or cash flows; however this pronouncement will requires increased disclosures about our use of interest rate swaps.  .

Statement of Financial Accounting Standards No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”  SFAS No.160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  The adoption of SFAS No. 160 will not have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115.”   SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  SFAS No. 159 was effective beginning January 1, 2008.  The Company adopted SFAS No. 159 on January 1, 2008 and has elected not to use the fair value option to measure qualified financial assets or financial liabilities under SFAS 159.  The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective beginning January 1, 2008.  In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.  The Company was required to adopt the provisions of SFAS No. 157 in 2008 as it relates to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133.  The adoption of SFAS No. 157 had a material impact on our consolidated financial position, results of operations or cash flows as discussed in Note 1 of our notes to consolidated financial statements.   We are currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”).  SFAS No. 141(R) changes accounting for business combinations with acquisition dates on or after January 1, 2009.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS No. 141(R) promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings.  SFAS No. 141 (R) requires the acquirer to expense acquisition costs as incurred and to expense restructuring costs in the periods subsequent to the acquisition date. In addition, SFAS No. 141R requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in its statement of operations on financial condition. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141R applies to business combinations for which the acquisition date is on or after the fiscal year beginning after December 15, 2008.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.  We will adopt the provisions of SFAS No. 141R effective as of January 1, 2009.  We are currently assessing the impact that SFAS No. 141 (R) may have on our consolidated financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, borrowings under the credit facilities, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and our senior subordinated notes from operating cash flow, borrowings under our credit facilities and Swingline and, if necessary, proceeds from the sale of selected assets or radio stations. We believe that cash on hand, cash flow from operations, and borrowings under the credit facilities will be sufficient to permit us to meet our financial obligations, fund pending acquisitions and fund operations for at least the next twelve months.  Our term loan B credit facility matures on March 31, 2010 and our 7¾% senior subordinated notes mature on December 15, 2010.  Given the deterioration of the credit markets in the latter half of 2008, we are likely to incur significant costs and higher interest rates under any new financing arrangements.

Cash Flows

Cash and cash equivalents were $1.9 million on December 31, 2008 and $0.4 million on December 31, 2007.  Working capital was $16.2 million as of December 31, 2008 compared to $21.8 million on December 30, 2007.  The decrease in working capital of $5.6 million reflects the sale of $8.6 million of assets held for sale associated with our discontinued operations in Milwaukee, offset by a $2.9 million decline in the current portion of long-term debt due to the repayment of our revolving line of credit and Swingline.

Cash Flows from Operating Activities

Our cash flows from continuing operations are primarily derived from our earnings from ongoing operations before non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $36.3 million for the year ended December 31, 2008 compared to $30.7 million for the same period of the prior year.   The increase of $5.6 million reflects the impact of the $44.1 million decrease in net income from continuing operations offset by non-cash impairment charges of $73.0 million, the favorable impact on deferred income taxes of $24.5 million, and an increase in bad debt allowance of $1.8 million combined with the changes in operating assets and liabilities including a $1.4 million decrease in accounts payable and accrued expense.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $20.5 million for the year ended December 31, 2008 compared to $11.2 million for the same period of the prior year.  The increase of $9.3 million was due to the approximately $5.0 million purchase of real estate from Principal Stockholders and the $12.4 million purchase of selected assets of WMCU-AM, Miami, Florida, offset by a $6.7 million decline in capital expenditures and $1.3 million increase in proceeds from asset sales.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facilities, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities was $25.0 million for the year ended December 31, 2008 compared to $20.9 million for the same period of the prior year.  The increase of $4.2 million reflects the $16.8 million net increase in debt repayments in the current year compared to last year offset by a reduction of $10.0 million in special cash dividend payments, and the $1.8 million paid in the prior year for repurchases of Class A Common stock.  No dividends were paid during the year ended December 31, 2008.  Due to restrictions on its credit facilities, the Company does not intend to pay dividends during the year ended December 31, 2009.

Credit Facilities

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facilities.  The maximum amount that Salem Holding may borrow under our credit facilities is limited by a ratio of our consolidated total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facilities will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of December 31, 2008. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under our credit facilities at December 31, 2008, on a pro forma basis, was 5.56 to 1.

We amended our credit facilities on October 24, 2007 to keep our Total Leverage Ratio covenant ratio at 6.75 to 1 through March 30, 2009.  These covenant changes were effective upon the acquisition of WMCU-AM, which occurred on April 11, 2008.  Additionally, the senior leverage ratio covenant increased to 5.0 to 1 and the interest coverage ratio remained at 2.0 to 1 through March 30, 2009.

We amended our credit facilities on March 11, 2009.  This amendment resulted in the following primary modifications to the credit facility (a) exclusion of all maturities of debt from the determination of the pro-forma debt service covenant calculation, (b) ability to refinance the Company’s 7 ¾% Senior Subordinated Notes due December 2010 in part or in full, (c) the elimination of Salem’s ability to purchase additional shares of its common stock or to pay a dividend on its common stock unless the Total Leverage Ratio calculated under the credit facility is less than or equal to 4.00:1.00, (d) termination of the revolving line of credit that was scheduled to expire on March 31, 2009, and (e) extension through December 31, 2010, of the Company’s ability to obtain a Term Loan D under the facility, which extension allows the addition of a new Term Loan D subject to the following conditions and restrictions: (1) the use of all proceeds from any such Term Loan D shall be limited to repayment of other term loans under the facility, (2) the aggregate amount of all new and additional Term Loan D commitments shall not exceed Fifty Million Dollars ($50,000,000), and (3) to the extent that applicable interest rates and indices applicable to any new Term Loan D are greater than existing applicable interest rates and indices on the remainder of the amounts outstanding under the facility, the existing applicable interest rates and indices shall be adjusted to match those in effect for the new Term Loan D.

The credit facilities include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of December 31, 2008, the borrowing capacity and aggregate commitments were $52.5 million under our revolving credit facility, $71.6 million under our term loan B facility and $160.9 million under our term loan C facility. The amount we can borrow, however, is subject to certain restrictions as described below.  As of December 31, 2008 we could borrow $52.5 million under our credit facilities.

On December 31, 2008, $71.6 million was outstanding under the term loan B facility and $160.9 million was outstanding under the term loan C facility.  There were no amounts outstanding on the revolving credit facility.  The revolving credit facility matures on March 31, 2009.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 31, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require us, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under our revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At December 31, 2008, the blended interest rate on amounts outstanding under the credit facilities was 4.76%.

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

As of December 31, 2008, we were and remain in compliance with all of the covenants under our terms of the credit facilities.

Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on 0.25% less than the bank’s prime rate.  As of December 31, 2008, there was no outstanding balance under the Swingline.

As of December 31, 2008, we were and remain in compliance with all of the covenants under the terms of the Swingline.

7¾% Notes. In December 2002, Salem Holding issued $100.0 million principal amount of 7¾% Notes. Salem   The indenture for the 7¾% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Through the use of an unrestricted subsidiary, we repurchased $9.4 million of our 7 ¾ Notes for $4.7 million in December 2008.  This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.  As of December 31, 2008, there is $90.6 million of the 7 ¾% Notes outstanding.  Based on this principal amount, Salem Holding is required to pay $7.0.million per year in interest on the 7¾% Notes.

As of December 31, 2008, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term debt obligations

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2007	As of December 31, 2008
	(in thousands)
Term loans under credit facility	$ 234,900	$ 232,467
Revolving line of credit under credit facility	13,000	—
Swingline credit facility	2,952	—
7¾% senior subordinated notes due 2010	100,000	90,605
Seller financed note to acquire Townhall.com	2,546	1,295
Capital leases and other loans	886	1,008
	$ 354,284	$ 325,375
Less current portion	6,667	3,766
	$ 347,617	$ 321,609

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2008:

•

Outstanding borrowings of $232.5 million on term loans with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our Total Leverage Ratio;

•

Swingline credit facility with interest payments due at 0.25% less than the bank’s prime rate;

•

$90.6 million senior subordinated notes with semi-annual interest payments at 7 ¾%; and

•

Commitment fee of 0.375% on the unused portion of our credit facilities.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt. On November 13, 2008, Moody’s downgraded our credit rating. Currently, our corporate family rating is B2 and our $90.6 million 7 ¾% Notes are rated Caa1.  The downgrade was prompted by the impact of the downturn in the economy on our performance, possible inadequate cushion under our financial covenants and refinancing risk associated with our revolving credit facility that matures in March 2009.  On November 18, 2008, S&P downgraded our credit rating to B with a negative outlook.  The downgrade was based on uncertainty surrounding our ability to meet financial covenant step downs in the first quarter of 2009 and risks associated with our intermediate need for comprehensive refinancing.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2007 and 2008, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

The following table summarizes our aggregate contractual obligations at December 31, 2008, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than than 1	1-3	3-5	More Than 5
Obligations	Total	One year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	$ 323,073	$ 2,400	$ 320,673	$ —	$ —
Interest payments on long-term debt (1)	19,878	10,754	8,749	114	261
Capital lease obligations and other loans	2,302	1,366	155	131	650
Operating leases	86,956	10,156	17,831	15,040	43,929
Total contractual cash obligations	$ 432,209	$ 24,676	$ 347,408	$ 15,285	$ 44,840

(1)

Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2008 rates.  Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential future refinancing.   See Note 4 to the accompanying consolidated financial statements for further details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FORM

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  Our audits also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salem Communications Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statements No. 115,” on January 1, 2008.

We were not engaged to examine management's assessment of the effectiveness of Salem Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

SINGERLEWAK LLP

Los Angeles, California

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated statement of operations, changes in shareholders’ equity, and cash flows of Salem Communications Corporation for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Salem Communications Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Salem Communications Corporation’s operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Since the initial issuance of our report dated March 15, 2007, Salem Communications Corporation has put plans in place to sell radio stations WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin and WRFD-AM Columbus, Ohio, and cease publication of CCM Magazine. These plans are further discussed in Note 1 and Note 2 to the accompanying financial statements. All prior periods have been revised to reflect the operating results of these stations as discontinued operations to conform to the current period presentation.

/s/ Ernst & Young LLP

Los Angeles, California

March 15, 2007,

except for the effects for the accounting for discontinued operations as discussed in Note 1 and Note 2, as to which date is March 13, 2009

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,
ASSETS	2007	2008
Current assets:
Cash and cash equivalents	$447	$1,892
Trade accounts receivable (less allowance for doubtful accounts of $8,131 in 2007 and $8,821 in 2008)	30,030	28,530
Other receivables	635	304
Prepaid expenses	2,621	2,540
Deferred income taxes	5,567	5,670
Assets of discontinued operations	8,829	204
Total current assets	48,129	39,140
Property, plant and equipment (net of accumulated depreciation of $81,407 in 2007 and $93,130 in 2008)	130,857	133,706
Broadcast licenses	464,549	398,135
Goodwill	18,636	18,230
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $13,882 in 2007 and $16,706 in 2008)	6,079	4,452
Bond issue costs	444	268
Bank loan fees	1,994	981
Notes receivable	1,168	2,881
Other assets	5,050	7,033
Total assets	$679,798	$607,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,325	$919
Accrued expenses	6,134	5,748
Accrued compensation and related expenses	7,297	5,463
Accrued interest	553	983
Deferred revenue	4,205	5,672
Income tax payable	109	346
Current portion of long-term debt and capital lease obligations	6,667	3,766
Total current liabilities	26,290	22,897
Long-term debt and capital lease obligations, less current portion	347,617	321,609
Fair value of interest rate swap agreements	2,489	7,898
Deferred income taxes	61,381	43,106
Deferred revenue	7,500	7,877
Other liabilities	1,343	1,215
Total liabilities	446,620	404,602
Commitments and contingencies
Stockholders Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,432,742 issued and 18,115,092 and 18,120,092 outstanding at December 31, 2007 and 2008, respectively	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2007 and 2008	56	56
Additional paid-in capital	224,878	228,251
Retained earnings	43,538	10,452
Treasury stock, at cost (2,317,650 shares at December 31, 2007 and 2008)	(34,006)	(34,006)
Accumulated other comprehensive loss	(1,492)	(1,841)
Total stockholders’ equity	233,178	203,116
Total liabilities and stockholders’ equity	$679,798	$607,718
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2006	2007	2008
Net broadcast revenue	$204,561	$204,309	$192,357
Non-broadcast revenue	17,896	24,622	28,362
Total revenue	222,457	228,931	220,719
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $1,117, $1,239 and $1,255 for the years ended December 31, 2006, 2007 and 2008, respectively, paid to related parties)	128,192	129,448	123,534
Non-broadcast operating expenses exclusive of depreciation and amortization shown below	16,680	22,921	25,866
Corporate expenses exclusive of depreciation and amortization shown below (including $235, $368 and $188 for the years ended December 31, 2006, 2007 and 2008, respectively, paid to related parties)	24,043	22,314	20,040
Depreciation (including $862, $761 and $1,506 for the years ended December 31, 2006, 2007 and 2008, respectively, for non-broadcast businesses)	11,832	11,988	13,299
Amortization (including $2,405, $2,885 and $2,720 for the years ended December 31, 2006, 2007 and 2008, respectively, for non-broadcast businesses)	3,120	3,035	2,803
Terminated transaction costs and abandoned license upgrades	—	—	1,275
Impairment of goodwill and indefinite-lived assets	—	—	73,010
Gain on disposal of assets	(18,674)	(2,192)	(6,892)
Total operating expenses	165,193	187,514	252,935
Operating income (loss) from continuing operations	57,264	41,417	(32,216)
Other income (expense):
Interest income	210	183	247
Interest expense	(26,342)	(25,488)	(22,381)
Change in fair value of interest rate swaps	—	—	(4,827)
Gain (loss) on early redemption of long-term debt	(3,625)	—	4,664
Other income (expense), net	(420)	164	121
Income (loss) from continuing operations before income taxes	27,087	16,276	(54,392)
Provision for (benefit from) income taxes	10,922	7,266	(19,302)
Income (loss) from continuing operations	16,165	9,010	(35,090)
Income (loss) from discontinued operations, net of tax	2,834	(835)	2,004
Net income (loss)	$18,999	$8,175	$(33,086)
Other comprehensive income (loss), net of tax	457	(2,267)	(480)
Comprehensive income (loss)	$19,456	$5,908	$(33,566)

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2006	2007	2008
Basic earnings per share data:
Earnings (loss) per share from continuing operations	$0.67	$0.38	$(1.48)
Income (loss) per share from discontinued operations	0.12	(0.04)	0.08
Basic earnings (loss) per share	0.78	0.34	(1.40)

Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$0.67	$0.38	$(1.48)
Income (loss) from discontinued operations	0.12	(0.04)	0.08
Diluted earnings (loss) per share	0.78	0.34	(1.40)

Basic weighted average shares outstanding	24,215,867	23,785,015	23,671,288

Diluted weighted average shares outstanding	24,223,751	23,788,568	23,671,288

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional			Other
					Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Stockholders’ equity, January 1, 2006	20,410,992	204	5,553,696	56	217,036	43,043	(11,539)	318	249,118
Options exercised and lapse of restricted shares	13,250	—	—	—	95	—	—	—	95
Tax benefit related to stock options exercised	—	—	—	—	1	—	—	—	1
Class A common stock shares repurchased	—	—	—	—	—	—	(20,679)	—	(20,679)
Dividends	—	—	—	—	—	(14,609)	—		(14,609)
Stock-based compensation	—	—	—	—	4,334	—	—	—	4,334
Net unrealized income on interest rate swaps	—	—	—	—	—	—	—	457	457
Net income	—	—	—	—	—	18,999	—	—	18,999
Stockholders’ equity, December 31, 2006	20,424,242	204	5,553,696	56	221,466	47,433	(32,218)	775	237,716
Options exercised and lapse of restricted shares	8,500	—	—	—	30	—	—	—	30
Tax benefit related to stock options exercised	—	—	—	—	1	—	—	—	1
Class A common stock shares repurchased	—	—	—	—	—	—	(1,788)	—	(1,788)
Adoption of FIN 48	—	—	—	—	—	(2,060)	—	—	(2,060)
Dividends	—	—	—	—	—	(10,010)	—	—	(10,010)
Stock-based compensation	—	—	—	—	3,381	—	—	—	3,381
Net unrealized income on interest rate swaps	—	—	—	—	—	—	—	(2,267)	(2,267)
Net income	—	—	—	—	—	8,175	—	—	8,175
Stockholders' equity, December 31, 2007	20,432,742	204	5,553,696	56	224,878	43,538	(34,006)	(1,492)	233,178
Lapse of restricted shares	5,000	—	—	—	—	—	—	—	—
Tax benefit related to stock options exercised	—	—	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	3,374	—	—	—	3,374
Net unrealized (loss) on interest rate swaps	—	—	—	—	—	—	—	(480)	(480)
Change in fair value of interest rate swaps								131	131
Net loss	—	—	—	—	—	(33,086)	—	—	(33,086)
Stockholders' equity, December 31, 2008	20,437,742	204	5,553,696	56	228,251	10,452	(34,006)	(1,841)	203,116
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2006	2007	2008
OPERATING ACTIVITIES
Income (loss) from continuing operations	$16,165	$9,010	$(35,090)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	4,334	3,381	3,374
Depreciation and amortization	14,952	15,023	16,102
Amortization of bond issue costs and bank loan fees	1,360	1,161	1,161
Amortization and accretion of financing items	(166)	102	49
Provision for bad debts	3,566	3,233	5,006
Deferred income taxes	12,414	6,351	(18,145)
Impairment of goodwill and indefinite-lived assets	—	—	73,010
Change in fair value of interest rate swaps	—	—	4,827
Gain on disposal of assets	(18,674)	(2,192)	(6,892)
(Gain) loss on early redemption of debt	3,625	—	(4,664)
Changes in operating assets and liabilities:
Accounts receivable	(3,488)	(1,333)	(3,023)
Prepaid expenses and other current assets	154	(291)	81
Accounts payable and accrued expenses	1,256	(4,535)	(1,396)
Deferred revenue	569	592	1,844
Other liabilities	(78)	156	(128)
Income taxes payable	22	87	238
Net cash provided by continuing operating activities	36,011	30,745	36,354
INVESTING ACTIVITIES
Capital expenditures	(21,065)	(15,814)	(9,075)
Deposits on radio station acquisitions	—	(1,237)	(2,725)
Purchases of broadcast assets	(20,229)	—	(12,418)
Purchases of non-broadcast businesses	(11,246)	(987)	(1,339)
Purchases of real estate from principal stockholders	—	—	(5,013)
Proceeds from the disposal of assets	2,400	7,970	9,253
Other	(364)	(1,165)	784
Net cash used in investing activities of continuing operations	(50,504)	(11,233)	(20,533)
FINANCING ACTIVITIES
Repurchase of Class A common stock	(20,679)	(1,788)	—
Payments to redeem 9% Notes	(94,031)	—	—
Payments to redeem 7 3/4% Notes	—	—	(4,698)
Payment of bond premium	(4,231)	—	—
Proceeds from borrowings under credit facilities	156,000	18,000	15,000
Payments of long-term debt and notes payable	(29,250)	(27,331)	(30,402)
Net borrowings and repayment of Swingline credit facility	1,241	1,711	(2,952)
Proceeds from exercise of stock options	95	30	—
Tax benefit related to stock options exercised	1	1	(1)
Payment of cash dividend on common stock	(14,609)	(10,010)	—
Payments on capital lease obligations and seller financed note	(26)	(32)	(1,396)
Payments of costs related to bank credit facility and debt financing	(273)	—	—
Book overdraft	1,989	(1,434)	(555)
Net cash used in financing activities	(3,773)	(20,853)	(25,004)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(2,601)	1,221	(1,222)
Investing cash flows	17,598	(143)	11,850
Total cash inflow from discontinued operations	14,997	1,078	10,628
Net increase (decrease) in cash and cash equivalents	(3,269)	(263)	1,445
Cash and cash equivalents at beginning of period	3,979	710	447
Cash and cash equivalents at end of period	$710	$447	$1,892

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Year Ended December 31,
	2006	2007	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,496	$28,892	$17,974
Income taxes	256	368	428
Non-cash investing and financing activities:
Assets acquired through capital lease obligations	—	800	—
Capital expenditures	—	286	—
Note receivable acquired in exchange for radio station			1,500
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

The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. The Company, excluding its subsidiaries, is herein referred to as Parent. In May 2000, the Company formed Salem Communications Holding Corporation (“Salem Holding”), a Delaware corporation with substantially no assets, operations or cash flows other than its investments in subsidiaries.  Salem Holding is the issuer of the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”) discussed in Note 4.  The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company’s direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis and the 7¾% Notes.  On June 30, 2008 the Company completed a reorganization of certain legal entities.  Under this reorganization, all operating assets of the Company other than CCM Communications, Inc. are now owned by Salem Holding.  The operating assets of CCM Communications, Inc. remain owned by Salem Holding.  The reorganization did not impact the Consolidated Balance Sheets and Consolidated Statements of Operations.

On December 12, 2008, the Company formed Salem Investment Corporation (“SIC”), a wholly-owned unrestricted subsidiary of Salem Communications Corporation.  SIC issued a promissory note to Salem Holding in the amount of $4.75 million.  On December 18, 2008 SIC purchased $9.4 million of Salem Holding’s 7 ¾% Notes (“Notes”) at a 50% discount from a group of Note holders.  Salem Holding agreed to cancel the outstanding Promissory Note in exchange for the cancellation by SIC of the Notes. On a consolidated basis, the transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.

See Note 13 for certain consolidating information with respect to the Company.

Description of Business

Salem is a domestic U.S. radio broadcast company, which has traditionally provided talk and music programming targeted at audiences interested in Christian and family issues. Salem operated 97 and 93 radio stations across the United States at each of December 31, 2007 and 2008, respectively. The Company also owns and operates Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Radio Representatives (“SRR”) and Vista Radio Representatives (“VRR”). SRN, SNN, SMN and RSN are radio networks, which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem’s stations. SRR and VRR sell commercial air time to national advertisers for Salem’s radio stations and networks, and for independent radio station affiliates.

Additionally, Salem owns and operates Internet businesses, including Salem Web Network (“SWN”) and Townhall.com®, and publishing businesses including Salem Publishing and Xulon Press.  SWN and Townhall.com® provide Christian and conservative editorial content on the Internet as well as on-demand audio streaming and related services. Salem Publishing and Xulon Press publish magazines and books that serve the Christian and conservative audiences. The revenue and related operating expenses of these businesses are reported as “non-broadcast” on the consolidated Statements of Operations.

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

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Salem’s broadcasting customers principally include not-for-profit charitable organizations and commercial advertisers.  Internet related revenues are recognized upon the delivery, either through the number of impressions or length of time of the advertisement placement.

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

Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2006, 2007 and 2008 was approximately $5.4 million, $5.4 million and $4.9 million, respectively, and barter expenses were approximately the same as barter revenue for each period. The Company records its broadcast advertising provided in exchange for goods and services as broadcast revenue and the goods or services received in exchange for such advertising as broadcast operating expenses.

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

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company followed the alternative transition method discussed in the Financial Accounting Standards Board (“FASB”) Staff Position No. 123(R)-3.

Accounting for upgrades of radio station and network assets

From time to time the Company undertakes projects to upgrade its radio station technical facilities and/or Federal Communications Commission (“FCC”) licenses. The Company’s policy is to capitalize costs up to the point where the project is complete, at which point the Company transfers the costs to the appropriate fixed asset and/or intangible asset categories. In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, the Company will assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process. If the required approval is not considered probable or the project is abandoned, the Company will write-off the capitalized costs of the project.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.”  The pronouncement mandates that the Generally Accepted Accounting Principles (“GAAP”) hierarchy reside in the accounting literature as opposed to in the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in

the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The adoption of SFAS No. 162 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB Staff Position No. 142-3.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors in SFAS No. 142, “Goodwill and Other Intangible Assets”   This pronouncement will become effective beginning January 1, 2009. The adoption of FSP FAS 142-3 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.   The adoption of SFAS No. 161 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, however this pronouncement will requires increased disclosures about the Company’s use of interest rate swaps.  .

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

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115.”   SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  SFAS No. 159 was effective beginning January 1, 2008.  The Company adopted SFAS No. 159 on January 1, 2008 and has elected not to use the fair value option to measure qualified financial assets or financial liabilities under SFAS 159.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, specifies the acceptable methods for determining fair value, and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective beginning January 1, 2008.  In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142 and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.  The Company was required to adopt the provisions of SFAS No. 157 in 2008 as it relates to certain other items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133.  The adoption of SFAS No. 157 had a material impact on the Company’s consolidated financial position, results of operations and cash flows as discussed in Note 1 of the Company’s notes to consolidated financial statements.   The Company is

currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”).  SFAS No. 141(R) changes accounting for business combinations with acquisition dates on or after January 1, 2009.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS No. 141(R) promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings.  SFAS No. 141 (R) requires the acquirer to expense acquisition costs as incurred and to expense restructuring costs in the periods subsequent to the acquisition date. In addition, SFAS No. 141R requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in its statement of operations on financial condition. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141R applies to business combinations for which the acquisition date is on or after the fiscal year beginning after December 15, 2008.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.  The Company will adopt the provisions of SFAS No. 141R effective as of January 1, 2009.  The Company is currently assessing the impact that SFAS No. 141 (R) may have on its consolidated financial position, results of operations and cash flows.

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

During 2007, the Company had a plan in place to sell its radio stations in the Milwaukee, Wisconsin market.  As noted above, the Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  The Company entered into an LMA with the buyer effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the year ended December 31, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation.  As of December 31, 2007, assets held for sale included the FCC license of $7.9 million and property and equipment valued at $0.7 million to be sold with the Milwaukee, Wisconsin radio stations.

The Company ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of the date operations ceased.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the year ended December 31, 2008.  All prior periods have been revised to reflect the operating results of this entity as a discontinued operation to conform to the current period presentation.

On July 31, 2008, the Company entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million. As a result of the sale, the Company will exit the Columbus, Ohio market.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the year ended December 31, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation. The sale is subject to the approval of the FCC and is expected to close in the first half of 2009.  As of December 31, 2007 and 2008, assets held for sale include the property and equipment to be sold with the Columbus, Ohio station of $0.2 million.

The following table sets forth the components of income (loss) from discontinued operations, net of tax, for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Net revenue	$7,284	$4,975	$2,543
Operating expenses	6,956	6,271	2,223
Operating income (loss)	$328	$(1,296)	$320
Gain (loss) on sale of radio station assets	4,305	(2)	3,360
Income (loss) from discontinued operations	$4,633	$(1,298)	$3,680
Provision for (benefit from) income taxes	1,799	(463)	1,676
Income (loss) from discontinued operations, net of tax	$2,834	$(835)	$2,004

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Cost includes capitalized interest of $1.0 million and $0.4 million during the years ended December 31, 2007 and 2008, respectively.  Repair and maintenance costs are charged to expense as incurred.  Capital improvements are capitalized.  Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software and website development costs	3 years
Record and tape libraries	5 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets,” the carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the cash flows estimated to be generated from these assets is less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 2006, 2007 and 2008.

Internally Developed Software and Web Site Development Costs

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs that are incurred during the application development stage related to the development of internal-use software.  Capitalized costs are generally amortized over the estimated useful life of three years.  Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred.  Web site development activities include planning, design and development of graphics and content for new web sites and operation of existing sites. The Company accounts for costs associated with such activities in accordance with the Emerging Issues Task Force Issue No. 00-2, “Accounting for Web Site Development Costs.” Under this guidance, costs incurred that involve providing additional functions and features to the web site should be capitalized. Costs associated with website planning, maintenance, content development and training should be expensed as incurred. Capitalized costs are generally amortized over the estimated useful life of three years.  The Company capitalized $0.2 million, $1.2 million and $1.8 million during the years ended December 31, 2006, 2007 and 2008, respectively, related to internally developed software and web site development costs. Amortization expense of amounts capitalized was $25,000, $0.1 million and $0.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Amortizable Intangible Assets

Intangible assets acquired in conjunction with the acquisition of various radio stations and non-broadcast businesses are being amortized over the following estimated useful lives using the straight-line method:

Category	Life
Customer lists and contracts	Lesser of 5 years or life of contract
Favorable and assigned leases	Life of the lease
Other	5-10 years

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2008
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,938	$(9,292)	$1,646
Domain and brand names	5,570	(3,320)	2,250
Favorable and assigned leases	1,581	(1,296)	285
Other amortizable intangible assets	3,069	(2,798)	271
	$21,158	$(16,706)	$4,452

	As of December 31, 2007
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,437	$(7,687)	$2,750
Domain and brand names	4,910	(2,458)	2,452
Favorable and assigned leases	1,581	(1,227)	354
Other amortizable intangible assets	3,033	(2,510)	523
	$19,961	$(13,882)	$6,079

Based on the amortizable intangible assets as of December 31, 2008, the Company estimates amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2009	$1,699
2010	1,203
2011	610
2012	244
2013	121
Thereafter	575
Total	$4,452

The carrying value of amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of amortizable intangible assets have been made during the years ended December 31, 2006, 2007 and 2008.

Goodwill and Indefinite Lived Intangible Assets

Approximately 69% of the Company’s total assets consist of non-amortizable intangible assets, such as FCC broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of its businesses.  In the case of its radio stations, the Company would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years for a nominal cost that is expensed as incurred.  The Company continually monitors its stations’ compliance with the various regulatory requirements. Historically, all of the FCC licenses have been renewed at the end of their respective periods, and the Company expects that all FCC licenses will continue to be renewed in the future.  Accordingly, the Company considers its broadcast licenses to be indefinite-lived intangible assets in accordance with SFAS No.142, “Goodwill and Other Intangible Assets.”  The Company does not amortize goodwill or other indefinite lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  The unit of accounting used to test broadcast licenses is the cluster level, which the Company defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, attributable primarily to the Company’s non-broadcast operating segment, are tested at the business unit level, which the Company defines by publication or website.

The Company completes its annual impairment tests in the fourth quarter of each year.  However, based on deteriorating macro-economic factors, including declining radio industry revenues during 2008 and a weakening in prevailing radio station transaction multiples, the Company concluded that, in connection with preparing the financial statements for the period ended September 30, 2008, an interim valuation pursuant to SFAS No. 142 was appropriate.  The Company reviewed the financial performance of certain accounting units against established internal benchmarks.  The accounting units selected were based on declines in projected market revenues and market analysis from industry experts that indicate, a more than remote likelihood that a current fair value determination would be less than the carrying value.  For the selected accounting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm was engaged to perform an appraisal of the indefinite-lived asset(s).  As a result of the interim review and third-party valuation, the Company recorded a pre-tax impairment charge of $20.3 million associated with the value of broadcast licenses in the Cleveland market cluster.

During the fourth quarter of 2008 the Company completed its annual impairment tests for all markets.  The Company reviewed the financial performance of all accounting units against established internal benchmarks.  For accounting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s).  As a result of the annual review and valuation, the Company recorded a pre-tax impairment charge of $52.3 million associated with the value of broadcast licenses in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.  The impairments are driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples, and a higher cost of capital.  The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.  The Company also reviewed goodwill for potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill.  For reporting units in which the fair value exceeded the carrying value, no loss was recognized.  For reporting units in which the fair value did not exceed the carrying value, a potential impairment was identified.  The implied value of goodwill for these reporting units was calculated using third-party independent appraisals as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  Based on this review, the Company recorded a pre-tax impairment charge of $0.4 million associated with the value of goodwill in its broadcast segment.  There was no goodwill impairment for the non-broadcast segment as a result of the testing.

The value of intangible assets is subjective and based on estimates rather than precise calculations.  If actual future results are not consistent with the assumptions and estimates used, the Company may be exposed to impairment charges in the future.

On January 16, 2008, the Company announced its plan to discontinue publishing CCM Magazine as of the April 2008 issue.  The magazine was shut down, resulting in the termination of employees and refunds to customers for subscriptions paid in advance.  As a result of this decision, the Company recorded an impairment charge in the fourth quarter of 2007 of $1.9 million equal to the value of goodwill associated with CCM Magazine.   As of March 2008, the date of the last publication, these amounts were reclassified to discontinued operations.

Gain or Loss on Disposal of Assets

The Company records a gain or loss on the disposal of assets equal to the proceeds, if any, compared to the net book value.  Exchange transactions are accounted for in accordance with SFAS No. 153.  For the year ended December 31, 2008, the Company recorded a gain on the disposal of assets of $6.9 million which included the sale of radio station WRVI-FM, Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million, the sale of radio station KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.  A gain on disposal of assets of $2.2 million for the year ended December 31, 2007 was comprised of the sale of selected assets of radio station WKNR-AM in Cleveland, Ohio, for $7.0 million which resulted in a pre-tax gain of $3.4 million offset by the loss recognized on the sale of selected assets of radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million and $0.7 million associated with various fixed asset disposals.  Gain on disposal of assets of $18.7 million for the year ended December 31, 2006 was primarily due to the gains recognized on various exchange transactions accounted for under SFAS No. 153 as explained in Note 2.

Leases

The Company leases various facilities including tower and transmitter sites.  When a lease is entered, the Company determines the classification of the lease as either a capital or operating lease based on the factors listed in SFAS No. 13 “Accounting for Leases”.  Lease terms generally range from one to twenty-five years with rent expense recorded on a straight line basis for financial reporting purposes.  The Company subleases owned towers under various agreements with other broadcasters.  Lease terms generally cover a sixty year term, over which time the Company recognizes rental income on a straight-line basis.  Deferred rent revenue, related to prepaid lease payments, was $5.1 million and $5.0 million at December 31, 2007 and 2008, respectively.

Leasehold Improvements

If, at any time during tenancy, the Company elects to construct or otherwise invest in leasehold improvements to the property, the Company capitalizes the improvements.  Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining lease term.

Bond Issue Costs and Bank Loan Fees

Bond issue costs represent costs incurred in conjunction with the issuance of the 7¾% Notes.  They are being amortized over the term of the Notes as an adjustment to interest expense.  During the year ended December 31, 2008, approximately $28,000 of the bond issue costs were written off in conjunction with the early redemption of $9.4 million of the 7¾% Notes.  Bank loan fees represent costs incurred with the Company’s credit facility and related amendments.  They are being amortized over the term of the facility as an adjustment to interest expense.

Partial Self-Insurance on Employee Health Plan

The Company provides health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits.  The Company records self-insurance liabilities based on claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning the Company’s liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted in the future.  The self-insurance liability was $0.7 million and $0.5 million at December 31, 2007 and 2008, respectively.

Local Programming and Marketing Agreement Fees

The Company often enters into local programming and marketing agreements (“LMA”) or Time Brokerage Agreements (“TBA”) in connection with acquisitions of radio stations that are pending regulatory approval of transfer of the FCC licenses. Under the terms of these agreements, the Company makes specified periodic payments to the owner in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The Company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. The Company also enters into LMA’s in connection with dispositions of radio stations. In such cases the Company may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.

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

On April 8, 2005, the Company entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2008, was approximately $1.6 million as a result of the difference between the interest rates.  Effective on October 1, 2008, the Company elected a one month reset on its Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income. As of December 31, 2008, the Company recorded a liability for the fair value of the interest rate swap of approximately $2.9 million.  The ineffective portion of this swap reported in current period expenses was $1.6 million.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, the Company entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2008, was approximately $1.6 million as a result of the difference between the interest rates.  Effective on October 1, 2008, the Company elected a one month reset on its Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.   As of December 31, 2008, the Company recorded a liability for the fair value of the interest rate swap of approximately $2.6 million.  The ineffective portion of this swap reported in current period expenses was $1.6 million.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, the Company entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby the Company will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the year ended December 31, 2008, was approximately $1.6 million as a result of the difference between the interest rates.  Effective on October 1, 2008, the Company elected a one month reset on its Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.   As of December 31, 2008, the Company recorded a liability for the fair value of the interest rate swap of approximately $2.4 million.  The ineffective portion of this swap reported in current period expenses was $1.6 million.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements; the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

On February 12, 2008, the FASB issued FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157,” referred to as FAS No. 157-2 in this report. FAS  No. 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009. This includes applying the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FASB Staff Position FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” referred to as FAS No.157-3 in this report. FAS 157-3 provides clarification regarding the application of SFAS 157 in inactive markets. The provisions of FAS No. 157-3 were effective upon issuance. This Staff Position did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows...

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability.  Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value.

SFAS No. 157 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value.  This framework defined three levels of inputs to the fair value measurement process, and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the SFAS No. 157 hierarchy are as follows:

•

Level 1 Inputs—quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•

Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•

Level 3 Inputs—unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

As a result of the adoption of SFAS No. 157, the Company has modified the assumptions used in measuring the fair value of its derivative positions.  Specifically, the Company now includes the impact of its own credit risk on derivative liabilities measured at fair value under SFAS No. 157.  Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter derivatives, where the base valuation uses market parameters based on LIBOR interest rate curves.  Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market value of the credit risk of counterparty in order to estimate the fair value of such an item.  Bilateral or “own” credit risk adjustments are applied to our own credit risk when valuing derivatives measured at fair value.

Counterparty and own credit adjustments consider the estimated future cash flows between the Company and its counterparties under the terms of the instrument and effect the credit risk on the valuation of those cash flows, rather than a point-in-time assessment of current recognized net asset or liability.

The fair value of the Company’s liabilities was impacted by the widening of the Company’s credit spread.  The estimated change in the fair value of these liabilities due to such changes as our own credit risk was a gain of $1.3 million for the year ended December 31, 2008.  Changes in fair value resulting from changes in instrument specific credit risk were estimated by incorporating the Company’s  current observable credit spreads into the relevant valuation techniques used to value each liability.

The Company’s financial liabilities reported at fair value in the accompanying consolidated balance sheet, as of December 31, 2008, were as follows:

	As of December 31, 2008
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	7,898	—	7,898

Interest Rate Caps

On October 18, 2006, the Company purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facilities for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facilities for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  For the years ended December 31, 2006, 2007 and 2008, interest expense of $53,000, $31,000 and $14,000 was recorded related to the Company’s interest rate caps.

Income Taxes and Uncertain Tax Positions

The Company accounts for income taxes in accordance with the liability method of providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.   The Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption the Company had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under Statement of Accounting Standards No. 5 (“SFAS No. 5”) Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2007, the Company recognized a net increase of $0.9 million in liabilities and at December 31, 2007, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Company’s Consolidated Statements of Operations. During 2008, the Company recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Company’s Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2008, is shown below:

Balance at January 1, 2008	$ 3,894
Additions based on tax positions related to the current year	129
Additions based on tax positions related to prior years	-
Reductions related to tax positions of prior years	(203)
Decrease due to statute expirations	(177)
Related interest and penalties, net of federal tax benefits	16
Balance as of December 31,2008	$ 3,659

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company accounts for changes in the fair value of its interest rate swaps as a component of Other Comprehensive Income (Loss).

Other comprehensive income (loss) reflects changes in the fair value of each of the Company’s three cash flow hedges for the time that the cash flow hedges qualified as effective as follows:

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Mark-to-market gain (loss)	$ 762	$ (3,779)	$ (800)
Less tax provision (benefit)	305	(1,512)	(320)
Other comprehensive income (loss), net of tax	$ 457	$ (2,267)	$ (480)

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,146,564, 2,422,024 and 562,175 shares of Class A common stock and unvested restricted stock shares of 6,000 5,000 and zero were outstanding at December 31, 2006, 2007 and 2008.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.  The number of anti-dilutive shares were 2,138,680, 2,418,471 and 561,964 as of December 31, 2006, 2007, and 2008, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2006	2007	2008
Weighted average shares	24,215,867	23,785,015	23,671,288
Effect of dilutive securities - stock options	7,884	3,553	211
Weighted average shares adjusted for dilutive securities	24,223,751	23,788,568	23,671,499

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

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications include the accounting for WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin, WRFD-AM, Columbus, Ohio and CCM Magazine, as discontinued operations as discussed in Note 2.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as discontinued operations for the years ended December 31, 2008 and 2007.

All prior periods have been revised to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

NOTE 2. SIGNIFICANT TRANSACTIONS

On March 28, 2008, the Company sold radio station KTEK-AM in Houston, Texas for $7.8 million, including $4.5 million in cash, and $3.3 million in notes receivables.  The notes include a $1.8 million 90 day promissory note due on June 24, 2008 bearing interest at 8% per annum and a $1.5 million seven year promissory note bearing interest at 8% per annum, with monthly installments due beginning in May 2008.  The sale resulted in a pre-tax gain of $6.1 million.  The operating results of KTEK-AM were excluded from the Consolidated Statement of Operations beginning on February 1, 2008, the date the Company stopped operating the station pursuant to a Time Brokerage Agreement with the buyer.

On March 28, 2008, the Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million resulting in a pre-tax gain of $2.0 million which is reported as a component of discontinued operations.  The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the twelve months ended December 31, 2008 reflect WRRD-AM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On May 30, 2008, the Company sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million resulting in a pre-tax gain of $1.4 million which is reported as a component of discontinued operations.   The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the twelve months ended December 31, 2008 reflect WFZH-FM as a discontinued operation.  All prior periods have been revised to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On April 8, 2008, the Company acquired land in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania from entities controlled by its Chairman and by its Chief Executive Officer (“Principal Shareholders”) for approximately $5.0 million.  This transaction was approved the independent members of the Company Board of Directors and was based on the appraised value from a third-party valuation firm.  As a result of this transaction, the Company will reduce rental expense by approximately $148,000 annually and has permanently secured these AM transmitter site locations. The Company also assumed two income-producing lease agreements as follows:  (a) a diplex agreement at the Seattle-Tacoma, Washington site generating annual rental income which is currently $139,000 approximately and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating annual rental income which is currently $26,000.  In addition, the Company entered into new transmitter site leases for eight (8) existing transmitter sites (the “New Transmitter Site Leases”) operated by the Company and leased from the Principal Stockholders.  Seven (7) of these New Transmitter Site Leases replace existing transmitter site leases between the Company and the Principal Shareholder which were either scheduled to expire or had option exercise deadlines in 2009 or 2010.  As a result, the Company is not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

On April 11, 2008 the Company purchased of selected assets of WMCU-AM in Miami, Florida, for $12.3 million.  The Company began operating the station under a local marketing agreement (“LMA”) effective on October 18, 2007.  The accompanying Consolidated Statements of Operations includes the operating results of this station as of the LMA date.

On June 30, 2008, the Company completed a reorganization of certain legal entities.  Under this reorganization, all operating assets of the Company other than CCM Communications, Inc. are now owned by Salem Communications Holding Corporation (“Salem Holding”).  The operating assets of CCM Communications, Inc. and SIC remain owned by Salem.  The reorganization did not impact the Consolidated Balance Sheets and Consolidated Statements of Operations; however the consolidating financial statements presented in Note 13 reflect the revised structure.

In September 2008, an agreement dated February 22, 2008 to sell radio station KKMO-AM in Seattle, Washington for approximately $3.7 million was terminated.  The buyer of the station did not meet the terms of the Asset Purchase Agreement.  As a result of the buyer terminating the agreement, the Company recognized income of $0.2 million reported as other income in the Consolidated Statement of Operations.

On February 1, 2007, the Company entered into an agreement to purchase selected assets of radio station KTRO-AM, in Portland, Oregon subject to certain conditions, for $4.5 million.   The Company began operating the station under an LMA effective the same date.   The accompanying Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date.  On October 29, 2008, the Company notified the owner in accordance with the agreement that it would discontinue operating the station under the LMA and would not acquire the station.  As a result of terminating this agreement, the Company recorded a terminated transaction charge of $0.4 million in the fourth quarter of 2008.

On December 2, 2008, the Company sold radio station WRVI-FM in Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million.  The operating results of WRVI-FM are excluded from the Consolidated Statement of Operations as of the date of the sale.

On December 12, 2008, the Company formed SIC, a wholly-owned unrestricted subsidiary of Salem Communications Corporation.  SIC issued a promissory note to Salem Holding for $4.75 million.  On December 18, 2008 SIC purchased $9.4 million of Salem Holding’s 7 ¾% Notes (“Notes”) at a 50% discount from a group of Note holders.  Salem Holding agreed to cancel the outstanding Promissory Note in exchange for the cancellation by SIC of the Notes.  On a consolidated basis, the transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.

During the year ended December 31, 2008, the Company completed the following acquisitions, none of which were material in aggregate or individually to the Company’s financial position as of the date of acquisition:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
April 8, 2008	Land purchase from principal stockholders (asset purchase)	$5,013
April 11, 2008	Selected assets of WMCU-AM, Miami, Florida (asset purchase)	12,418
June 6, 2008	Intercristo.com, a faith-based online job posting site (business acquisition)	1,187
August 15, 2008	Conservativevoice.com, customer list (business acquisition)	152
		$18,770

The purchase price was allocated to the total assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$974
Real estate	7,079
FCC license	9,501
Non-compete agreements	33
Domain and brand names	591
Customer lists and other contracts	499
Goodwill	93
$18,770

The accompanying Consolidated Balance Sheets include the acquired assets and liabilities of each acquired entity as of the acquisition date.  The results of operations are included in the accompanying Consolidated Statements of Operations as of the date of acquisition with the exception of WMCU-AM, in Miami, Florida, was included in the Consolidated Statement of Operations beginning October 18, 2007, the date on which the Company began operating the station under an LMA with the seller pending approval of the acquisition by the FCC.

Other Pending Transactions:

On July 12, 2008, the Company entered an agreement to purchase radio station WZAB-AM in Miami, Florida for $1.4 million.  The Company began operating the station under an LMA agreement effective October 1, 2008.  The purchase is subject to the approval of the FCC and is expected to close in the first half of 2009.

On July 18, 2008, the Company paid a refundable deposit of $2.7 million for the full purchase price of selected assets of WAMD-AM in Baltimore, Maryland.  The station is not currently being operated.  The transaction has been approved by the FCC and is expected to close in the first quarter of 2009.

Discontinued Operations:

The Company sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  The Company entered into an LMA with the buyer effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The Company exited the Milwaukee market as a result of these sales.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the year ended December 31, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation.

The Company ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of the date operations ceased.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the year ended December 31, 2008.  All prior periods have been revised to reflect the operating results of this entity as a discontinued operation to conform to the current period presentation.

On July 31, 2008, the Company entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million. As a result of the sale, the Company will exit the Columbus, Ohio market.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three year ended December 31, 2008.  All prior periods have been revised to reflect the operating results and net assets of the station as a discontinued operation to conform to the current period presentation. The sale is subject to the approval of the FCC and is expected to close in the first half of 2009.

During the year ended December 31, 2007, the Company completed the following acquisitions, none of which were material in aggregate or individually to the Company’s financial position as of the date of acquisition:

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

On February 7, 2007, the Company sold radio station WKNR-AM in Cleveland, Ohio, for $7.0 million resulting in a pre-tax gain of $3.4 million.  The operating results of WKNR-AM were excluded from the Consolidated Statement of Operations beginning on December 1, 2006, the date the Company stopped operating the station pursuant to a LMA with the buyer.

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

During the year ended December 31, 2006, the Company completed the following acquisitions, none of which were material in aggregate or individually to the Company’s financial position as of the date of acquisition.

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
$ 46,192

The accompanying Consolidated Balance Sheets includes the acquired assets and liabilities of each acquired entity as of their respective date of acquisition.  With the exception of WTLN-AM, WHIM-AM, and KKFS-FM, the results of operations are included in the accompanying Consolidated Statements of Operations as of the date of acquisition.  The operating results for both WTLN-AM and WHIM-AM were included in the accompanying Consolidated Statements of Operations beginning on October 1, 2005, the date on which the Company began operating each station under an LMA with the seller pending approval of the acquisition by the FCC.  The operating results of KKFS-FM were included in the accompanying Consolidated Statements of Operations beginning on July 28, 2005, the date on which the Company began operating the station under an LMA agreement with the seller pending approval of the exchange by the FCC.

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
$ 13,188

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2007	2008
	(Dollars in thousands)
Land	$ 30,426	$ 37,132
Buildings	24,467	24,917
Office furnishings and equipment	30,251	33,508
Antennae, towers and transmitting equipment	68,869	73,447
Studio and production equipment	27,023	28,263
Computer software and website development costs	5,448	7,966
Record and tape libraries	64	64
Automobiles	1,097	1,148
Leasehold improvements	14,457	14,921
Construction-in-progress	10,162	5,470
	212,264	226,836
Less accumulated depreciation	81,407	93,130
	$ 130,857	$ 133,706

Depreciation expense was approximately $11.8 million, $12.0 million and $13.3 million for the years ended December 31, 2006, 2007, and 2008, respectively.

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

The Company amended its credit facilities further on March 11, 2009.  This amendment resulted in the following primary modifications to the credit facility (a) exclusion of all maturities of debt from the determination of the pro-forma debt service covenant calculation, (b) ability to refinance the Company’s 7 ¾% Senior Subordinated Notes due December 2010 in part or in full, (c) the elimination of Salem’s ability to purchase additional shares of its common stock or to pay a dividend on its common stock unless the Total Leverage Ratio calculated under the credit facility is less than or equal to 4.00:1.00, (d) termination of the revolving line of credit that was scheduled to expire on March 31, 2009, and (e) extension through December 31, 2010, of the Company’s ability to obtain a Term Loan D under the facility, which extension allows the addition of a new Term Loan D subject to the following conditions and restrictions: (1) the use of all proceeds from any such Term Loan D shall be limited to repayment of other term loans under the facility, (2) the aggregate amount of all new and additional Term Loan D commitments shall not exceed Fifty Million Dollars ($50,000,000), and (3) to the extent that applicable interest rates and indices applicable to any new Term Loan D are greater than existing applicable interest rates and indices on the remainder of the amounts outstanding under the facility, the existing applicable interest rates and indices shall be adjusted to match those in effect for the new Term Loan D.

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

Long-term debt consisted of the following:

	December 31,
	2007	2008
	(Dollars in thousands)
Term loans under credit facility	$234,900	$232,467
Revolving line of credit under credit facility	13,000	—
Swingline credit facility	2,952	—
7¾% Senior Subordinated Notes due 2010	100,000	90,605
Seller financed note to acquire Townhall.com	2,546	1,295
Capital leases and other loans	886	1,008
	354,284	325,375
Less current portion	6,667	3,766
	$347,617	$321,609

Since the revolving line of credit under the credit facilities and the term loan under the credit facilities carry floating interest rates, the carrying amounts approximate fair market value.  The 7¾% Notes were issued in December 2002 at par.

In addition to the amounts listed above, the Company also had interest payments related to its long-term debt as follows as of December 31, 2008:

•

Outstanding borrowings of $232.5 million on term loans with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on the Company’s Total Leverage Ratio;

•

$90.6 million senior subordinated notes with semi-annual interest payments at 7 ¾%; and

•

Commitment fee of 0.375% on the unused portion of the Company’s credit facilities.

Revolving Line of Credit with Banks

The wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under the Company’s credit facilities.  The maximum amount that Salem Holding may borrow under the credit facilities is limited by a ratio of the consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). The credit facilities will allow the Company to adjust its total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that the Company will reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facilities was 6.75 to 1 as of December 31, 2008. The ratio will decline periodically until December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facilities. The Total Leverage Ratio under the credit facilities at December 31, 2008, on a pro forma basis, was 5.56 to 1.

The credit facilities include a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of December 31, 2008, the borrowing capacity and aggregate commitments were $71.6 million under its term loan B facility and $160.9 million under the term loan C facility. The amount the Company can borrow, however, is subject to certain restrictions as described below.  As of December 31, 2008, the Company could borrow $52.5 million under its credit facilities.

On December 31, 2008, $71.6 million was outstanding under the term loan B facility and $160.9 million was outstanding under the term loan C facility.  The borrowing capacity under the revolving credit facility steps down in three 10% increments on June 30, 2007, December 31, 2007 and June 30, 2008, and matures on March 25, 2009.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facilities require the Company, under certain circumstances, to prepay borrowings under the credit facilities with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If the Company is required to make these prepayments, its borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facilities bear interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread. For purposes of determining the interest rate under the revolving credit facility, the prime rate spread ranges from 0.00% to 1.00%, and the LIBOR spread ranges from 1.00% to 2.00%. For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At December 31, 2008, the blended interest rate on amounts outstanding under the credit facilities was 4.76%.

The credit facilities contain additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits the Company’s ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make specified investments, acquisitions and loans and change the nature of its business. The credit facilities also require the Company to satisfy specified financial covenants, which covenants require the Company on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.0 to 1 through March 31, 2009 increasing in increments until June 30, 2009, at which point it will remain at 2.5 to 1 through the remaining term of the credit facilities), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.0 to 1 through March 31, 2009, which will decline periodically until December 31, 2009, at which point it will remain at 4.0 to 1 through the remaining term of the credit facilities), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facilities. The credit facilities are secured by liens on all of the Company’s assets and its subsidiaries’ assets and pledges of all of the capital stock of its subsidiaries.

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

Swingline Credit Facility

On June 1, 2005, the Company entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended on June 1, 2007.  As collateral for the Swingline, the Company pledged its corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on the bank’s prime rate.  As of December 31, 2008, there was no outstanding balance under the Swingline bearing interest of 7.00%.

9% Senior Subordinated Notes due 2011

In June 2001, Salem Holding issued $150.0 million principal amount of 9% Notes due 2011. Salem Holding used the net proceeds to repay approximately $145.5 million in borrowings under the credit facility.  The 9% Notes were redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2006, at the redemption prices specified in the indenture.

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

7¾% Senior Subordinated Notes due 2010

In December 2002, Salem Holding issued $100.0 million of 7¾% Senior Subordinated Notes.  The 7¾% Notes have interest payment dates on June 15 and December 15. Principal is due on the maturity date, December 15, 2010. The 7¾% Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2007, at the redemption prices specified in the indenture.  The 7¾% Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (Salem Communications Corporation and all of its subsidiaries (other than Salem Holding)). The 7¾% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company’s obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company.

Through the use of an unrestricted subsidiary, the Company repurchased $9.4 million of its 7 ¾% Notes for $4.7 million in December 2008.  This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.  As of December 31, 2008, there is $90.6 million of the 7 ¾% Notes outstanding.

Other Debt

The Company has several capital leases related to various data processing equipment. The obligation recorded at December 31, 2007 and 2008 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2008 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2009	$3,766
2010	320,747
2011	80
2012	82
2013	50
Thereafter	650
$325,375

NOTE 5. INCOME TAXES

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following at December 31:

	2006	2007	2008
	(Dollars in thousands)
Current:
Federal	$ (46)	$ -	$ (61)
State	339	448	317
	293	448	256
Deferred:
Federal	9,713	6,279	(15,115)
State	916	539	(4,443)
	10,629	6,818	(19,558)
Provision for (benefit from) income taxes	$ 10,922	$ 7,266	$ (19,302)

Discontinued operations are reported net of the tax provision (benefit) of $1.8 million in 2006, $(0.5) million in 2007 and $1.7 million in 2008.

 The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2007	2008
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$ 5,407	$ 5,508
Net operating loss, AMT credit and other carryforwards	36,997	34,882
State taxes	158	151
Other	1,655	2,433
Total deferred tax assets	44,217	42,974
Valuation allowance for deferred tax assets	(1,788)	(2,850)
Net deferred tax assets	$ 42,429	$ 40,124
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$ 9,521	$ 9,705
Excess of net book value of intangible assets for financial reporting purposes over tax basis	85,823	65,336
Unrecognized tax benefits	3,894	3,659
Other	(995)	(1,140)
Total deferred tax liabilities	98,243	77,560
Net deferred tax liabilities	$ 55,814	$ 37,436

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2007	2008
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$ 5,567	$ 5,670
Deferred income tax liability per balance sheet	(61,381)	(43,106)
	$ (55,814)	$ (37,436)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$ 9,480	$ 5,696	$ (19,037)
Effect of state taxes, net of federal	816	642	(2,683)
Permanent items	773	777	2,247
Other, net	(147)	151	171
Provision for (benefit from) income taxes	$ 10,922	$ 7,266	$ (19,302)

      At December 31, 2008, the Company has net operating loss carryforwards for federal income tax purposes of approximately $67.0 million which expire in 2023 through 2028 and for state income tax purposes of approximately $645.4 million which expire in years 2008 through 2028. For financial reporting purposes at December 31, 2008 the Company has a valuation allowance of $2.9 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards which may not be realized.

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years.  The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $13.9 million, $15.1 million and $15.5 million in 2006, 2007 and 2008, respectively.

      Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2009	$ 1,332	$ 8,824	$ 10,156
2010	1,262	8,278	9,540
2011	1,186	7,105	8,291
2012	855	6,842	7,697
2013	775	6,568	7,343
Thereafter	5,225	38,704	43,929
	$ 10,635	$ 76,321	$ 86,956

NOTE 7. STOCK OPTION PLAN

The Company has one stock option plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.   In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), the Company recognized compensation expense related to the estimated fair value of stock options granted.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.  Under this transition method, compensation expense recognized subsequent to adoption includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R).

As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), the Company’s income from continuing operations before income taxes for the year ended December 31, 2006, 2007 and 2008 was lower by $4.3 million, $3.4 million, and $3.4 million respectively than if the Company had continued to account for stock options under APB No. 25.  Additionally, the Company’s net income was lower by $2.6 million, $1.9 million and $2.0 million for the year ended December 31, 2006, 2007, and 2008, respectively.  Basic earnings (loss) per share and diluted earnings (loss) per share for the year ended December 31, 2006, 2007 and 2008 were lower by $0.11, $0.08, and ($0.08), respectively, than if the Company had continued to account for stock options under APB No. 25.

During the year ended December 31, 2008, all senior executives voluntarily surrendered options (vested and unvested) to the Company.   The voluntary surrender was not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration.  In accordance with SFAS No. 123(R) paragraph 57, the surrender was accounted for as a repurchase for no consideration.  As a result 1,741,854 options were voluntarily surrendered resulting in approximately a $1.6 million increase in stock-based compensation expense in the third quarter of 2008.

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 3,372	$ 2,338	$ 2,727
Restricted stock shares compensation expense included in corporate expenses	91	59	36
Stock option compensation expense included in broadcast operating expenses	798	830	471
Stock option compensation expense included in non-broadcast operating expenses	73	154	140
Total stock-based compensation expense, pre-tax	$ 4,334	$ 3,381	$ 3,374
Tax benefit from stock-based compensation expense	(1,746)	(1,499)	(1,422)
Total stock-based compensation expense, net of tax	$ 2,588	$ 1,882	$ 1,952

Employee stock option and restricted stock grants

The Plan allows the Company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the Company. The option exercise price is set at the closing price of the Company’s common stock on the date of grant, and the related number of shares granted is fixed at that point in time.  The Plan also provides for grants of restricted units. Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  Non-employee directors of the company have received restricted stock grants that vest one year from the date of issuance as well as stock options that vest immediately.    The Company does not allow key employees and directors (restricted persons) to exercise an option during a pre-defined black out period.  Employees may participate in a 10b5-1 Plan available to exercise options according to predefined criteria.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over a six to twelve year term that is generally commensurate with the expected term of the option.  The expected dividends reflect the Company payment of special dividends in 2006 and 2007.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS 123(R) between these methods of accounting for forfeitures. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2006	2007	2008
Expected volatility	47.2% - 55.0%	43.18% - 46.4%	44.47 – 45.08
Expected dividends	0.0%	0.0%	4.13%
Expected term (in years)	5 - 8	6 - 9	6 - 12
Risk-free interest rate	4.93%	4.55%	3.33%

Stock option information with respect to the Company’s stock-based compensation plans during the three years ended December 31, 2008 is as follows (Dollars in thousands, except share amounts, weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,924,269	$ 23.82	$ 10.81		$ —
Granted	350,950	13.63	6.27		—
Exercised	(8,250)	11.58	8.74		9
Forfeited or expired	(120,405)	22.19	15.50		—
Outstanding at December 31, 2006	2,146,564	$ 22.30	$ 13.88	4.5 years	$ —
Exercisable at December 31, 2006	1,347,787	$ 25.14	$ 15.82	3.1 years	$ —

Outstanding at January 1, 2007	2,146,564	$ 22.30	$ 13.88		$ —
Granted	395,400	11.78	8.08
Exercised	(2,500)	11.81	—		4
Forfeited or expired	(117,440)	19.59	13.75
Outstanding at December 31, 2007	2,422,024	$ 20.73	$ 13.98	4.3 years	$ —
Exercisable at December 31, 2007	1,475,337	$ 24.24	$ 15.07	2.7 years	$ —

Outstanding at January 1, 2008	2,422,024	$ 20.73	$ 13.98		$ —
Granted	55,000	5.48	1.86		—
Exercised	—	—	—		—
Forfeited or expired	(1,914,849)	22.12	14.04
Outstanding at December 31, 2008	562,175	$ 14.56	$ 9.11	4.0 years	$ —
Exercisable at December 31, 2008	329,772	$ 16.57	$ 10.22	2.4 years	$ —

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates. Information regarding the Company’s restricted stock during the three years ended December 31, 2008 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2006	5,000	$ 17.90
Granted	6,000	11.15
Lapsed	(5,000)	17.90
Forfeited	—	—
Non-Vested at December 31, 2006	6,000	$ 11.15

Non-Vested at January 1, 2007	6,000	$ 11.15
Granted	5,000	10.15
Lapsed	(6,000)	11.15
Forfeited	—	—
Non-Vested at December 31, 2007	5,000	$ 10.15

Non-Vested at January 1, 2008	5,000	$ 10.15
Granted	—	—
Lapsed	(5,000)	10.15
Forfeited	—	—
Non-Vested at December 31, 2008	—	$ —

         As of December 31, 2008, there was $0.5 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Additional information regarding options outstanding as of December 31, 2008, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
$ 4.30 - $ 7.00	55,000	7.6	$ 5.48	—	$ 5.48
$ 7.01 - $ 12.00	140,775	4.6	$ 11.60	62,287	$ 11.60
$ 12.01 - $ 17.00	245,450	3.8	$ 14.91	158,660	$ 14.91
$ 17.01 - $ 22.00	75,575	3.0	$ 20.09	63,450	$ 20.09
$ 22.01 - $ 25.50	45,375	1.0	$ 23.67	45,375	$ 23.67
$ 4.30 - $ 25.50	562,175	4.0	$ 14.56	329,772	$ 14.56

NOTE 8. RELATED PARTY TRANSACTIONS

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the Company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2006, 2007 and 2008 amounted to $122,000, $138,000 and $145,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the Company’s CEO and its Chairman of the Board.  Rental expense under these leases included in operating expense for 2006, 2007 and 2008 amounted to $1.1 million, $1.2 million and $1.3 million, respectively.

On April 8, 2008, the Company acquired land in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania from entities controlled by Principal Shareholders for approximately $5.0 million.  This transaction was approved the independent members of the Company Board of Directors and was based on the appraised value from a third-party valuation firm.  As a result of this transaction, the Company will reduce rental expense by approximately $148,000 annually and has permanently secured these AM transmitter site locations. The Company also assumed two income-producing lease agreements as follows:  (a) a diplex agreement at the Seattle-Tacoma, Washington site generating current annual rental income of approximately $139,000, and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating current annual rental income of approximately $26,000.  A prerequisite negotiated by the Company as an important condition of the closing of the Transmitter Site Purchases was the entry by the Company into new transmitter site leases for eight (8) existing transmitter sites (the “New Transmitter Site Leases”) operated by the Company and leased from the Principal Stockholders.  Seven (7) of these New Transmitter Site Leases replace existing transmitter site leases between the Company and the Principal Shareholder which were either scheduled to expire or had option exercise deadlines in 2009 or 2010.  As a result, the Company is not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

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

Truth For Life - Mr. Hinz and Mr. Weinberg

Truth For Life is a non-profit organization that is a customer of Salem Communications.  During 2006, 2007 and 2008, the Company was paid approximately $2.0 million, $2.2 million and $2.4 million, respectively, by Truth For Life for airtime on its stations.  Mr. Hinz is an active member of the board of directors of Truth for Life.  Mr. Weinberg served on the board of directors of Truth For Life through June of 2007.

Split-Dollar Life Insurance

The Company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. The premiums were $230,000, for each of the years ended December 31, 2006, 2007 and 2008, respectively.  The Company is the owner of the policies and is entitled to recover all of the premiums paid on these policies.   The Company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value. As of December 31, 2007 and 2008, the Company recorded an asset of $1.5 million and $1.9 million, respectively.  Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the Company rents aircraft from a company which is owned by Edward G. Atsinger III. As approved by the independent members of the Company’s board of directors, the Company rent these aircraft on an hourly basis at what the Company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2006, 2007 and 2008 amounted to approximately $235,000, $368,000 and $188,000, respectively.

NOTE 9. DEFINED CONTRIBUTION PLAN

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The plan allows a Company match of 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period.  The Company contributed and expensed $1.0 million, $1.1 million and $0.7 million to the 401(k) Plan in 2006, 2007 and 2008, respectively.  The Company match was temporarily suspended in July 2008 as part of an extensive cost reduction program.

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

As discussed in Note 1, the Company accounts for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $3.4 million, $3.4 million and $4.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2006, 2007, and 2008, respectively.

NOTE 11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the Company on a quarterly basis.

The Statements of Operations Data for all prior periods presented have been reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin, WRFD-AM, Columbus Ohio and CCM Magazine as discontinued operations.   In 2007, the Company had a plan in place to sell these radio stations and completed the sale of these entities during the year ended December 31, 2008.

	March 31		June 30		September 30		December 31
	2007	2008	2007	2008	2007	2008	2007	2008
(Dollars in thousands, except per share data)
Total revenue	$ 54,831	$ 54,047	$ 58,768	$ 57,462	$ 56,882	$ 54,428	$ 58,450	$ 54,782
Operating income (loss)	11,765	12,845	10,850	10,312	9,955	(14,226)	8,847	(41,147)
Net income (loss) before discontinued operations	2,895	3,602	2,876	2,892	2,017	(11,119)	1,222	(30,465)
Net income (loss)	$ 2,965	$ 5,023	$ 2,924	$ 3,524	$ 2,098	$ (11,042)	$ 188	$ (30,591)
Basic earnings (loss) share from continuing operations	$ 0.12	$ 0.15	$ 0.12	$ 0.12	$ 0.08	$ (0.47)	$ 0.05	$ (1.29)
Diluted earnings (loss) per share from continuing operations	$ 0.12	$ 0.15	$ 0.12	$ 0.12	$ 0.08	$ (0.47)	$ 0.05	$ (1.29)
Basic and diluted earnings (loss) per share	$ 0.12	$ 0.21	$ 0.12	$ 0.15	$ 0.09	$ (0.47)	$ 0.01	$ (1.29)
Basic and diluted earnings (loss) per share	$ 0.12	$ 0.21	$ 0.12	$ 0.15	$ 0.09	$ (0.47)	$ 0.01	$ (1.29)

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

Management uses operating income before depreciation, amortization, terminated transaction costs and abandoned license upgrades, impairment of goodwill and indefinite-lived assets and (gain) loss on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2008
Net revenue	$ 192,357	$ 28,362	$ —	$ 220,719
Operating expenses	123,534	25,866	20,040	169,440
Operating income (loss) before depreciation, amortization, terminated transaction costs and abandoned license upgrades, impairment of goodwill and indefinite-lived assets and (gain) loss on disposal of assets	68,823	2,496	(20,040)	51,279
Depreciation	10,502	1,506	1,291	13,299
Amortization	68	2,720	15	2,803
Terminated transaction costs and abandoned license upgrades	1,275	—	—	1,275
Impairment of goodwill and indefinite-lived assets	73,010	—	—	73,010
(Gain) loss on disposal of assets	(6,918)	24	2	(6,892)
Operating income (loss) from continuing operations	$ (9,114)	$ (1,754)	$ (21,348)	$ (32,216)

Year Ended December 31, 2007
Net revenue	$ 204,309	$ 24,622	$ —	$ 228,931
Operating expenses	129,448	22,921	22,314	174,683
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	74,861	1,701	(22,314)	54,248
Depreciation	10,115	761	1,112	11,988
Amortization	131	2,885	19	3,035
(Gain) loss on disposal of assets	(2,231)	13	26	(2,192)
Operating income (loss) from continuing operations	$ 66,846	$ (1,958)	$ (23,471)	$ 41,417

Year Ended December 31, 2006
Net revenue	$ 204,561	$ 17,896	$ —	$ 222,457
Operating expenses	128,192	16,680	24,043	168,915
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	76,369	1,216	(24,043)	53,542
Depreciation	9,785	862	1,185	11,832
Amortization	696	2,405	19	3,120
(Gain) loss on disposal of assets	(18,698)	6	18	(18,674)
Operating income (loss) from continuing operations	$ 84,586	$ (2,057)	$ (25,265)	$ 57,264

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2008
Total property, plant and equipment, net	$ 117,528	$ 6,176	$ 10,002	$ 133,706
Goodwill	4,361	13,861	8	18,230
As of December 31, 2007
Total property, plant and equipment, net	$ 114,795	$ 5,524	$ 10,538	$ 130,857
Goodwill	4,858	13,770	8	18,636

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the 7¾% senior subordinated notes due 2010 (the “7 ¾ % Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company.  Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in subsidiaries.  Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes.  Salem Holding and CCM Communications, Inc. (“CCM”) are 100% owned by Salem and Salem Holding owns 100% of all of its subsidiaries.  CCM and all subsidiaries of Salem Holding are guarantors. The net assets of Salem Holding are subject to certain restrictions which, among other things, require Salem Holding to maintain certain financial covenant ratios, and restrict Salem Holding and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of Salem Holding as of December 31, 2008, amounted to $298.8 million.  Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $18.9 million of amounts due from CCM as of December 31, 2008.  On December 12, 2008, the Company formed Salem Investment Corporation (“SIC”), a wholly-owned unrestricted subsidiary of Salem Communications Corporation.

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of December 31, 2008
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	SIC	Media	Salem Holding	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$ —	$ 19	$ 1,873	$ —	$ 1,892
Trade accounts receivable, net	—	—	119	28,411	—	28,530
Other receivables	—	6	—	304	(6)	304
Prepaid expenses	—	—	212	2,328	—	2,540
Deferred income taxes	—	—	140	5,530	—	5,670
Assets of discontinued operations	—	—	—	204	—	204
Total current assets	—	6	490	38,650	(6)	39,140
Investment in subsidiaries	292,530	—	—	—	(292,530)	—
Property, plant and equipment, net	—	—	616	133,090	—	133,706
Broadcast licenses	—	—	—	398,135	—	398,135
Goodwill	—	—	712	17,518	—	18,230
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	—	419	4,033	—	4,452
Bond issue costs	—	—	—	268	—	268
Bank loan fees	—	—	—	981	—	981
Intercompany receivables	11,556	—	—	108,605	(120,161)	—
Notes receivable	—	—	—	2,881	—	2,881
Other assets	—	—	19	7,014	—	7,033
Total assets	$ 304,086	$ 6	$ 5,148	$ 711,175	$ (412,697)	$ 607,718

Current liabilities:
Accounts payable	$ —	$ —	$ 30	$ 889	$ —	$ 919
Accrued expenses	—	—	487	5,261	—	5,748
Accrued compensation and related expenses	—	—	141	5,322	—	5,463
Accrued interest	—	—	—	989	(6)	983
Deferred revenue	—	—	2,157	3,515	—	5,672
Income taxes payable	—	—	4	342	—	346
Current maturities of long-term debt	—	—	—	3,766	—	3,766
Total current liabilities	—	—	2,819	20,084	(6)	22,897
Intercompany payables	101,267	—	18,894	—	(120,161)	—
Long-term debt	—	—	—	321,609	—	321,609
Fair value of interest rate swap agreements	—	—	—	7,898	—	7,898
Deferred income taxes	(297)	(2)	(10,300)	53,705	—	43,106
Deferred revenue	—	—	26	7,851	—	7,877
Other liabilities	—	—	—	1,215	—	1,215
Total stockholders’ equity	203,116	8	(6,291)	298,813	(292,530)	203,116
Total liabilities and stockholders’ equity	$ 304,086	$ 6	$ 5,148	$ 711,175	$ (412,697)	$ 607,718

NOTE 13. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATING STATEMENT OF OPERATIONS
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31, 2008
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	SIC	Media	Salem Holding	Adjustments	Consolidated
Net broadcast revenue	$ —	$ —	$ —	$ 192,960	$ (603)	$ 192,357
Non-broadcast revenue	—	—	6,176	22,503	(317)	28,362
Total revenue	—	—	6,176	215,463	(920)	220,719
Operating expenses:
Broadcast operating expenses	—	—	—	123,534	—	123,534
Non-broadcast operating expenses	—	—	7,658	19,128	(920)	25,866
Corporate expenses	—	—	—	20,040	—	20,040
Impairment of goodwill and indefinite-lived assets	—	—	—	73,010	—	73,010
Amortization	—	—	544	2,259	—	2,803
Depreciation	—	—	240	13,059	—	13,299
Terminated transaction costs and abandoned license upgrades	—	—	—	1,275	—	1,275
(Gain) loss on disposal of assets	—	—	23	(6,915)	—	(6,892)
Total operating expenses	—	—	8,465	245,390	(920)	252,935
Operating income (loss)	—	—	(2,289)	(29,927)	—	(32,216)
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	(30,649)	—	—	—	30,649	—
Interest income	3,093	—	—	8,777	(11,623)	247
Interest expense	(7,295)	(5)	(1,230)	(25,474)	11,623	(22,381)
Change in fair value of interest rate swaps	—	—	—	(4,827)	—	(4,827)
Gain on early retirement of debt	—	—	—	4,664	—	4,664
Other income (expense), net	—	—	—	121	—	121
Income (loss) before income taxes	(34,851)	(5)	(3,519)	(46,666)	30,649	(54,392)
Provision (benefit) for income taxes	(1,765)	(2)	(1,448)	(16,087)	—	(19,302)
Income (loss) from continuing operations	(33,086)	(3)	(2,071)	(30,579)	30,649	(35,090)
Income from discontinued operations, net of tax	—	—	88	1,916	—	2,004
Net income (loss)	$ (33,086)	$ (3)	$ (1,983)	$ (28,663)	$ 30,649	$ (33,086)
Other comprehensive income (loss)	(480)	—	—	(480)	480	(480)
Comprehensive income (loss)	$ (33,566)	$ (3)	$ (1,983)	$ (29,143)	$ 31,129	$ (33,566)

NOTE 14. SUBSEQUENT EVENTS

The Company amended its bank credit facility.  Among other things, the amendment modified language in the calculation of the pro-forma debt service covenant, restricted its ability to pay dividends or buyback stock and terminated the Company’s revolving line of credit.  The Company paid an amendment fee of 50 basis points, or approximately $1.2 million.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(c) Attestation Report of Registered Public Accounting Firm This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2006, 2007 and 2008 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance	Charged to
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2006 Allowance for Doubtful Accounts	$7,215	$3,566	$(3,175)	$7,606
Year Ended December 31, 2007 Allowance for Doubtful Accounts	7,606	3,233	(2,708)	8,131
Year Ended December 31, 2008 Allowance for Doubtful Accounts	8,131	5,006	(4,316)	8,821

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3. Exhibits.

EXHIBIT LIST

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02.01	Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	333-41733-29	04/14/99	3.2
3.02.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	000-26497	06/26/07	3.1
3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01
3.04.01	Bylaws of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.02
3.04.02	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation.	10-Q	000-26497	08/09/07	3.04.01
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 6/30/99	4.09

4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09
4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02
4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11

4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12
4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28
4.10	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.10

4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25
4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26

4.18	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13
4.19	Amendment #4, dated as of October 24, 2007, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	10/30/07	4.19
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.01.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/26/07	10.2

10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.02.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/26/07	10.1
10.03.01	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Eric H. Halvorson.	8-K	000-26497	06/26/07	10.3
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.04.02	Employment Agreement, effective as of July 1, 2007, between Salem Communications Holding Corporation and Joe D. Davis	8-K	000-26497	06/26/07	10.4
10.05.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.05.02	Employment Agreement, effective as of September 15, 2008, between Salem Communications Holding Corporation and David A.R. Evans	8-K	000-26497	09/09/2008	99.1
10.06.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06

10.06.04	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13
10.06.09	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.06.10	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16

10.06.11	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.06.12	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.06.13	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.13.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017	10-K	000-26497	03/17/2008	10.06.13.01
10.06.13.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017	10-K	000-26497	03/17/2008	10.06.13.02
10.06.14	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.06.15	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21

10.06.17	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.06.18	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.06.19	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.06.20	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.20
10.06.21	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc.(KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.21
10.06.22	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.22
10.06.23	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.23
10.06.24	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.24

10.06.25	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.25
10.06.26	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.26
10.06.27	Lease Agreement, dated April 8, 2008, between Pennsylvania Media Associates, Inc. (WFIL-AM and WNTP-AM/Philadelphia, PA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.27
10.07.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.02
10.07.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.03
10.07.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.04
10.07.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.05

10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
10.10.01	Employment Agreement dated January 1, 2008, between Salem Communications Holding Corporation and Evan D. Masyr	8-K	000-26497	12/19/07	99.1
16.01	Letter from Ernst & Young LLP regarding change in certifying accountant	8-K	000-26497	06/12/07	16.1
21.01	Subsidiaries of Salem Communications Corporation	-	-	-	-	X
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.3	Consent of Bond & Pecaro, Inc., dated October 17, 2008	-	-	-		X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 13, 2009
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer
March 13, 2009
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	Chief Executive Officer
	(Principal Executive Officer)	March 13, 2009
Edward G. Atsinger III

/s/ EVAN D. MASYR	Senior Vice President and Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 13, 2009
Evan D. Masyr

/s/ STUART W. EPPERSON	Chairman
March 13, 2009
Stuart W. Epperson

/s/ DAVID DAVENPORT	Director
March 13, 2009
David Davenport

/s/ ROLAND S. HINZ	Director
March 13, 2009
Roland S. Hinz

/s/ PAUL PRESSLER	Director
March 13, 2009
Paul Pressler

/s/ RICHARD A. RIDDLE	Director
March 13, 2009
Richard A. Riddle

/s/ DENNIS M. WEINBERG	Director
March 13, 2009
Dennis M. Weinberg

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
21.01	Subsidiaries of Salem Communications Corporation
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.3	Consent of Bond & Pecaro, Inc.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 21.01

SUBSIDIARIES OF SALEM COMMUNICATIONS CORPORATION

Name	State of Formation
Bison Media, Inc.	Colorado
Caron Broadcasting, Inc.	Ohio
CCM Communications, Inc.	Tennessee
Common Ground Broadcasting, Inc.	Oregon
Inspiration Media, Inc.	Washington
Inspiration Media of Texas, LLC	Texas
New Inspiration Broadcasting Company, Inc.	California
NI Acquisition Corp.	California
OnePlace, LLC	Delaware
Pennsylvania Media Associates, Inc.	Pennsylvania
Reach Satellite Network, Inc.	Tennessee
Salem Consumer Products	Delaware
Salem Communications Acquisition Corporation	Delaware
Salem Communications Holding Corporation	Delaware
Salem Investment Corporation	Delaware
Salem Media Corporation	New York
Salem Media of Colorado, Inc.	Colorado
Salem Media of Hawaii, Inc.	Delaware
Salem Media of Illinois, LLC	Delaware
Salem Media of Kentucky, Inc.	Kentucky
Salem Media of New York, LLC	Delaware
Salem Media of Ohio, Inc.	Ohio
Salem Media of Oregon, Inc.	Oregon
Salem Media of Texas, Inc.	Texas
Salem Media of Virginia, Inc.	Virginia
Salem Music Network, Inc.	Texas
Salem Radio Network Incorporated	Delaware
Salem Radio Operations, LLC	Delaware
Salem Radio Properties, Inc.	Delaware
Salem Radio Representatives, Inc.	Texas
Salem Satellite Media, LLC	Delaware
SCA License Corporation	Delaware
SCA-Palo Alto, LLC	Delaware
SCHC Lubbock Application, Inc.	Texas
South Texas Broadcasting, Inc.	Texas
SRN News Network, Inc.	Texas

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (No. 333-40494 and 333-113794) on Form S-8 and in the Registration Statement (No. 333-86580) on Form S-3 of Salem Communications Corporation and subsidiaries of our report dated March 13, 2009 relating to our audits of the consolidated financial statements and the financial statement schedule which appear in this Annual Report on Form 10-K of Salem Communications Corporation and subsidiaries for the year ended December 31, 2008.

SINGERLEWAK LLP

Los Angeles, California

March 13, 2009

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements Form S-8 (Nos. 333-40494 and 333-113794) pertaining to the Amended and Restated 1999 Stock Incentive Plan of Salem Communications Corporation and the Registration Statement Form S-3 (No. 333-86580) of Salem Communications Corporation and in the related Prospectus of our report dated March 15, 2007, except for the accounting for discontinued operations as discussed in Note 1 and Note 2 as to which the date is March 13, 2009, included in this Annual Report (Form 10-K) for the year ended December 31, 2008.

                                                                                                           /s/ Ernst & Young LLP

Los Angeles, California

March 13, 2009

EXHIBIT 23.3

[Bond & Pecaro, Inc. letterhead]

March 6, 2009

VIA E-MAIL:  evanm@salem.cc

Mr. Evan D. Masyr

Vice President of Accounting and Corporate Controller

Salem Communications Corp.

4880 Santa Rosa Road #300

Camarillo, CA  93012

Dear Mr. Masyr:

Bond & Pecaro, Inc. hereby grants permission to Salem Communications Corp. to use the Bond & Pecaro, Inc. name and data from our work product as of December 31, 2008 in public filings with the Securities and Exchange Commission.

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

Date: March 13, 2009

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

Date: March 13, 2009

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Annual Report of the Company on Form 10-K for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 13, 2009
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Annual Report of the Company on Form 10-K for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 13, 2009
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer