Form 10-Q
period 2009-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2009-05-11
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes [X ]

No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes [   ]

No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated filer

 [      ]

Non-accelerated filer   [   ]

Smaller Reporting Company

 [ X  ]

(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]

No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 5, 2009
Common Stock, $0.01 par value per share	18,120,092 shares

Class B	Outstanding at May 5, 2009
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2008	March 31, 2009
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,892	$16,421
Trade accounts receivable (less allowance for doubtful accounts of $8,821 in 2008 and $9,443 in 2009)	28,530	26,664
Other receivables	304	251
Prepaid expenses	2,540	1,389
Deferred income taxes	5,670	5,554
Assets of discontinued operations	204	204
Total current assets	39,140	50,483
Property, plant and equipment (net of accumulated depreciation of $93,130 in 2008 and $96,377 in 2009)	133,706	129,115
Broadcast licenses	398,135	401,018
Goodwill	18,230	18,230
Other indefinite-lived intangible assets	2,892	2,892
Amortizable intangible assets (net of accumulated amortization of $16,706 in 2008 and $17,312 in 2009)	4,452	3,846
Bond issue costs	268	231
Bank loan fees	981	2,017
Notes receivable	2,881	2,768
Other assets	7,033	3,698
Total assets	$607,718	$614,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$919	$2,285
Accrued expenses	5,748	6,094
Accrued compensation and related expenses	5,463	4,757
Accrued interest	983	2,486
Deferred revenue	5,672	5,677
Income tax payable	346	488
Current portion of long-term debt and capital lease obligations	3,766	74,636
Total current liabilities	22,897	96,423
Long-term debt and capital lease obligations, less current portion	321,609	250,726
Fair value of interest rate swap agreements	7,898	7,818
Deferred income taxes	43,106	44,693
Deferred revenue	7,877	7,820
Other liabilities	1,215	598
Total liabilities	404,602	408,078
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,437,742 issued and 18,120,092 outstanding at December 31, 2008 and at March 31, 2009	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2008 and March 31, 2009	56	56
Additional paid-in capital	228,251	228,335
Retained earnings	10,452	13,341
Treasury stock, at cost (2,317,650 shares at December 31, 2008 and March 31, 2009)	(34,006)	(34,006)
Accumulated other comprehensive loss	(1,841)	(1,710)
Total stockholders’ equity	203,116	206,220
Total liabilities and stockholders’ equity	$607,718	$614,298
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2009
Net broadcast revenue	$ 47,917	$ 42,031
Non-broadcast revenue	6,133	6,261
Total revenue	54,050	48,292
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $316 and $311 for the quarter ended March 31, 2008 and 2009, respectively, paid to related parties)	31,787	26,344
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	6,240	5,798
Corporate expenses, exclusive of depreciation and amortization shown below (including $37 and $68 for the quarter ended March 31, 2008 and 2009, respectively, paid to related parties)	5,277	3,343
Depreciation (including $323 and $498 for the quarter ended March 31, 2008 and 2009, respectively, for non-broadcast businesses)	3,247	3,374
Amortization (including $647 and $586 for the quarter ended March 31, 2008 and 2009, respectively, for non-broadcast businesses)	668	607
(Gain) loss on disposal of assets	(6,014)	1
Total operating expenses	41,205	39,467
Operating income from continuing operations	12,845	8,825
Other income (expense):
Interest income	21	74
Interest expense	(6,074)	(4,359)
Change in fair value of interest rate swaps	—	80
Other expense, net	(51)	(21)
Income from continuing operations before income taxes	6,741	4,599
Provision for income taxes	3,139	1,744
Income from continuing operations	3,602	2,855
Income from discontinued operations, net of tax	1,421	34
Net income	$ 5,023	$ 2,889
Other comprehensive loss, net of tax	(2,144)	—
Comprehensive income	$ 2,879	$ 2,889

Basic earnings per share data:
Earnings per share from continuing operations	$ 0.15	$ 0.12
Income per share from discontinued operations	0.06	—
Basic earnings per share	0.21	0.12
Diluted earnings per share data:
Earnings per share from continuing operations	$ 0.15	$ 0.12
Income per share from discontinued operations	0.06	—
Diluted earnings per share	0.21	0.12
Basic weighted average shares outstanding	23,668,788	23,673,788
Diluted weighted average shares outstanding	23,668,788	23,673,788
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
OPERATING ACTIVITIES
Income from continuing operations	$ 3,602	$ 2,855
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	746	84
Depreciation and amortization	3,915	3,981
Amortization of bond issue costs and bank loan fees	290	286
Amortization and accretion of financing items	17	5
Provision for bad debts	1,079	1,266
Deferred income taxes	3,760	1,835
(Gain) loss on disposal of assets	(6,014)	1
Change in fair value of interest rate swaps	—	(80)
Changes in operating assets and liabilities:
Accounts receivable	176	653
Prepaid expenses and other current assets	1,210	1,184
Accounts payable and accrued expenses	1,927	2,503
Deferred revenue	528	(30)
Other liabilities	(68)	(4)
Income tax payable	397	141
Net cash provided by continuing operating activities	11,565	14,680
INVESTING ACTIVITIES
Capital expenditures	(2,931)	(622)
Deposits on radio station acquisitions	—	2,725
Purchases of broadcast assets	—	(2,725)
Purchase of non-broadcast businesses	(47)	—
Proceeds from the disposal of assets	4,503	—
Reimbursement of tower relocation costs	—	1,742
Other	(88)	(2)
Net cash provided by investing activities	1,437	1,118
FINANCING ACTIVITIES
Payments of costs related to amendment of bank credit facility	—	(1,285)
Payments of long-term debt and notes payable	(12,983)	—
Net borrowings and repayment of swingline credit facility	(1,558)	—
Payments on loans and capital lease obligations	(28)	(18)
Book overdraft	(555)	—
Net cash used in financing activities	(15,124)	(1,303)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(776)	34
Investing cash flows	3,800	—
Net cash provided by discontinued operations	3,024	34
Net increase (decrease) in cash and cash equivalents	902	14,529
Cash and cash equivalents at beginning of year	447	1,892
Cash and cash equivalents at end of period	$ 1,349	$ 16,421
Supplemental disclosures of cash flow information:
Interest	$ 2,114	$ 871
Income taxes	$ 10	$ 8
Noncash investing and financing activities:
Notes receivable acquired in exchange for radio station	$ 3,250	$ —

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Salem Communications Corporation (“Salem” or the “Company,” including references to Salem by “we,” “us” and “our”) include the Company and its wholly-owned subsidiaries.  The Company, excluding its subsidiaries, is herein referred to as Parent.  All significant intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2008 and 2009 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

The balance sheet at December 31, 2008 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications include the accounting for WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin, WRFD-AM, Columbus, Ohio and CCM Magazine, as discontinued operations as discussed in Note 3.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net remaining assets of these entities as discontinued operations for the three months ended March 31, 2008 and 2009.

NOTE 3. SIGNIFICANT TRANSACTIONS

On February 2, 2009, we received reimbursement from the Port of Seattle of approximately $1.7 million of costs associated with a tower relocation project. The tower relocation began in 2001 as a result of the City’s use of eminent domain in which the existing tower land was seized.

On March 31, 2009, we completed the purchase of WAMD-AM in Aberdeen, Maryland for $2.7 million.  The purchase price was paid into an escrow account on July 18, 2008.  The accompanying Condensed Consolidated Statements of Operations includes the operating results of this radio station as of the acquisition date.  In accordance with Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), expenses associated with this business combination were expensed as of the January 2009 adoption date.  The business combination does not meet the materiality threshold for pro-forma disclosures, individually or in the aggregate, under SFAS No. 141R.

The purchase price was allocated to the total assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$ 213
FCC License	2,512
$ 2,725

Other Pending Transactions:

On July 12, 2008, we entered an agreement to purchase radio station WZAB-AM in Miami, Florida for $1.4 million.  We began operating the station under a Local Marketing Agreement (“LMA”) agreement effective October 1, 2008.  The purchase is subject to the approval of the FCC and is expected to close in the second quarter of 2009.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of the entity as of the LMA date.

Discontinued Operations:

We entered a plan to sell all radio stations in the Milwaukee market during 2007.  We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  We entered into an LMA with the buyer of WFZH-FM effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the Milwaukee stations as a discontinued operation for the three months ended March 31, 2008.

We ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of this date.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the three months ended March 31, 2008.

On July 31, 2008, we entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million. As a result of the sale, we will exit the Columbus, Ohio market.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three months ended March 31, 2008 and 2009.  The sale is subject to the approval of the FCC and is expected to close in the second quarter of 2009.  As of December 31, 2008, assets held for sale include the property and equipment to be sold with the Columbus, Ohio station of $0.2 million.

The following table sets forth the components of income from discontinued operations, net of tax, for the three months ended March 31, 2008 and 2009.

	Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Net Revenue	$ 1,031	$ 364
Operating expenses	878	310
Operating income	153	54
Gain on sale of radio station assets	2,222	—
Income from discontinued operations	$ 2,375	$ 54
Provision for income taxes	954	20
Income from discontinued operations, net of tax	$ 1,421	$ 34

NOTE 4. STOCK INCENTIVE PLAN

The Company has one stock option plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.   In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), we recognize compensation expense related to the estimated fair value of stock options granted.

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2009:

	Three Month Ended March 31,
	2008	2009
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 536	$ 46
Restricted stock shares compensation expense included in corporate expenses	14	—
Stock option compensation expense included in broadcast operating expenses	146	17
Stock option compensation expense included in non-broadcast operating expenses	50	21
Total stock-based compensation expense, pre-tax	$ 746	$ 84
Tax benefit from stock-based compensation expense	(347)	(32)
Total stock-based compensation expense, net of tax	$ 399	$ 52

 Stock option and restricted stock grants

The Plan allows the Company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the Company. The option exercise price is set at the closing price of the Company’s common stock on the date of grant, and the related number of shares granted is fixed at that point in time.  The Plan also provides for grants of restricted units. Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  Non-employee directors of the Company have received restricted stock grants that vest one year from the date of issuance as well as stock options that vest immediately.  The Plan does not allow key employees and directors (restricted persons) to exercise an option during a pre-defined black out period.  Employees may participate in a 10b5-1 Plan available to exercise options according to predefined criteria.

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over a six to twelve year term that is generally commensurate with the expected term of the option.  The expected dividends reflect the Company’s payment of special dividends in 2006 and 2007.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.   The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS No. 123(R), we began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS No. 123(R), we recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures. The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
Expected volatility	44.47% - 45.08%	68.91% - 70.58%
Expected dividends	3.68% - 4.91%	0%
Expected term (in years)	6 - 12	6 - 8
Risk-free interest rate	2.76% - 3.86%	2.08% - 2.76%

Stock option information with respect to our stock-based compensation plan for the three months ended March 31, 2009 is as follows (dollars in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	562,175	$ 14.56	$ 9.11	4.0 years	$ —
Granted	364,500	0.53	0.34		8
Exercised	—	—	—		—
Forfeited or expired	28,200	16.20	11.41		—
Outstanding at March 31, 2009	898,475	8.82	5.48	4.8 years	8
Exercisable at March 31, 2009	354,598	15.80	9.67	2.7 years	—

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding the Company’s restricted stock grants for the three months ended March 31, 2009 is as follows:

Restricted Stock	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2009	—	$ —	$ —	—	$ —
Granted	5,000	—	0.36		3
Vested	—	—	—		—
Forfeited	—	—	—		—
Non-Vested at March 31, 2009	5,000	—	0.36	0.9 years	3

As of March 31, 2009, there was $0.5 million of total unrecognized compensation expense related to non-vested awards of stock options and restricted shares.  This cost is to be recognized over a weighted average period of 1.5 years.

NOTE 5. OTHER COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. We accounted for changes in the fair value of our interest rate swaps as a component of Other Comprehensive Income (Loss) during the period in which they were effective as defined by SFAS No. 133.  As of October 1, 2008, we elected a one-month reset on our Term Loan C rather than the three month reset period.  As our interest rate swap agreements contain a three month reset period, the swaps are no longer effective and no longer qualify as cash flow hedges.  As a result, changes in the fair value of our swaps are no longer deferred in other comprehensive income, but rather impact current period income.

Other comprehensive loss reflects changes in the fair value of each of our three cash flow hedges for the time that the cash flow hedges qualified as effective as follows:

	Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Mark-to-market loss on cash flow hedges	$ 3,573	$ —
Less tax benefit	(1,429)	—
Other comprehensive loss, net of tax	$ 2,144	$ —

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Staff Position No. FSP 157-4

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly , or FSP 157-4, (ii) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods.  We do not expect the adoption of these Staff Positions to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 162

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles.”  The pronouncement mandates that the Generally Accepted Accounting Principles (“GAAP”) hierarchy reside in the accounting literature as opposed to in the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement is effective July 1, 2009.  The adoption of SFAS No. 162 will not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 7. EQUITY TRANSACTIONS

As discussed in Note 4, we account for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $0.7 million of stock-based compensation expense has been recorded to additional paid-in capital for the three months ended March 31, 2008, in comparison to $0.1 million for the three months ended March 31, 2009.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

We amended our credit facility on March 11, 2009 and paid $1.2 million in amendment fees.  This amendment resulted in the following primary modifications to the credit facility: (a) exclusion of all maturities of debt from the determination of the pro-forma debt service covenant calculation, (b) ability to refinance our 7¾% Senior Subordinated Notes due December 2010 in part or in full, (c) the elimination of Salem’s ability to purchase additional shares of its common stock or to pay a dividend on its common stock unless the Total Leverage Ratio calculated under the credit facility is less than or equal to 4.00:1.00, (d) termination of the revolving line of credit that was scheduled to expire on March 31, 2009, and (e) extension through December 31, 2010, of the Company’s ability to obtain a Term Loan D under the facility, which extension allows the addition of a new Term Loan D subject to the following conditions and restrictions: (1) the use of all proceeds from any such Term Loan D shall be limited to repayment of other term loans under the facility, (2) the aggregate amount of all new and additional Term Loan D commitments shall not exceed Fifty Million Dollars ($50,000,000), and (3) to the extent that applicable interest rates and indices applicable to any new Term Loan D are greater than existing applicable interest rates and indices on the remainder of the amounts outstanding under the facility, the existing applicable interest rates and indices shall be adjusted to match those in effect for the new Term Loan D.

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2008	As of March 31, 2009
	(Dollars in thousands)
Term loans under credit facility	$ 232,467	$ 232,467
7¾% senior subordinated notes due 2010	90,605	90,605
Seller financed note to acquire Townhall.com	1,295	1,299
Capital leases and other loans	1,008	991
	$ 325,375	$ 325,362
Less current portion	3,766	74,636
	$ 321,609	$ 250,726

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2009 for each of the next five years and thereafter are as follows:

Twelve Months Ended March 31,	Amount
(Dollars in thousands)
2010	$74,636
2011	249,884
2012	82
2013	79
2014	42
Thereafter	639
$325,362

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and our senior subordinated notes from operating cash flow, and, if necessary, proceeds from the sale of selected assets or radio stations.  Based on the current conditions of the economy and the capital markets and the continuing decline in radio revenues, it may be difficult for us to refinance our pending debt maturities in 2010. If we are unable to do so, we will be in default under our credit facility and 7¾% Notes.  Should we default, we may need to either obtain additional amendments or waivers from lenders or reorganize our capital structure.

NOTE 9. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2009
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,938	$(9,578)	$1,360
Domain and brand names	5,570	(3,549)	2,021
Favorable and assigned leases	1,581	(1,313)	268
Other amortizable intangible assets	3,069	(2,872)	197
	$21,158	$(17,312)	$3,846

	As of December 31, 2008
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,938	$(9,292)	$1,646
Domain and brand names	5,570	(3,320)	2,250
Favorable and assigned leases	1,581	(1,296)	285
Other amortizable intangible assets	3,069	(2,798)	271
	$21,158	$(16,706)	$4,452

Based on the amortizable intangible assets as of March 31, 2009, we estimate amortization expense for the next five years to be as follows:

Twelve Months Ending December 31,	Estimated future Amortization Expense
(Dollars in thousands)
2009 (April 1 – December 31)	$1,092
2010	1,203
2011	610
2012	244
2013	121
Thereafter	576
Total	$3,846

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,415,129 and 898,475 shares of Class A common stock and unvested restricted stock shares of 5,000, and 5,000 were outstanding at March 31, 2008 and 2009, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computation of diluted net income per share because their effect would be anti-dilutive.  There were no dilutive shares on March 31, 2008 and 2009, respectively.

NOTE 11. DERIVATIVE INSTRUMENTS

We are exposed to fluctuations in interest rates. We actively monitor these fluctuations and use derivative instruments from time to time to manage the related risk. In accordance with our risk management strategy, we use derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses that may increase the volatility of our earnings.

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

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2009 was approximately $0.3 million as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of March 31, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $2.8 million.  The ineffective portion of this swap reported in current period expenses was $53,000.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2009 was approximately $0.2 million as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of March 31, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $2.6 million.  The ineffective portion of this swap reported in current period expenses was $23,000.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three months ended March 31, 2009 was approximately $0.2 million as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of March 31, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $2.4 million.  The ineffective portion of this swap reported in current period expenses was $4,000.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Statement of Financial Accounting Standards No. 157

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements.  The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements.

On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” referred to as FAS No. 157-2 in this report. SFAS  No. 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157-2 was effective as of January 1, 2009, and did not have a material impact on our consolidated financial position, results of operations or cash flows.

We adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows.  We adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

On October 10, 2008, the FASB issued FASB Staff Position SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” referred to as SFAS No.157-3 in this report. SFAS No.157-3 provides clarification regarding the application of SFAS No. 157 in inactive markets. The provisions of SFAS No. 157-3 were effective upon issuance. This Staff Position did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly , or FSP 157-4, (ii) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods.  We do not expect the adoption of these Staff Positions to have a material impact on our consolidated financial position, results of operations or cash flows.

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

SFAS No. 157 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value.  This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the SFAS No. 157 hierarchy are as follows:

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

As a result of the adoption of SFAS No. 157, we modified the assumptions used in measuring the fair value of our derivative positions.  Specifically, we now include the impact of our own credit risk on derivative liabilities measured at fair value under SFAS No. 157.  Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter derivatives, where the base valuation uses market parameters based on LIBOR interest rate curves.  Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market value of the credit risk of the counterparty in order to estimate the fair value of such an item.  Bilateral or “own” credit risk adjustments are applied to our own credit risk when valuing derivatives measured at fair value.  Credit adjustments consider the estimated future cash flows between the Company and its counterparties under the terms of the instruments and affect the credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability.

The fair value of our liabilities was impacted by our credit ratings by the ratings agencies.  The estimated change in the fair value of these liabilities due to such changes as our own credit risk was a charge of $0.1 million for the three months ended March 31, 2009.  Changes in fair value resulting from changes in instrument specific credit risk were estimated by incorporating the Company’s current observable credit spreads into the relevant valuation techniques used to value each liability.

Our financial liabilities reported at fair value in the accompanying consolidated balance sheet as of March 31, 2009 were as follows:

	As of March 31, 2009
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	7,818	—	7,818

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facility for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facility for a four year period.  Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $7,000 and $200 was recognized during the three months ended March 31, 2008 and 2009, respectively, related to the interest rate caps.

NOTE 12.  INCOME TAXES

We adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.  On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under SFAS No. 5 Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.1 million as of March 31, 2009.

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

NOTE 14. SEGMENT DATA

SFAS No. 131, “Disclosures About Segments of An Enterprise and Related Information” requires companies to provide certain information about their operating segments. We have one reportable operating segment - radio broadcast.  The remaining non-reportable segments consist of Salem Web Network TM and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated in the following tables as non-broadcast.  The radio broadcast segment also operates various radio networks.

Management uses operating income before depreciation, amortization and (gain) loss on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2008
Net revenue	$ 47,917	$ 6,133	$ —	$ 54,050
Operating expenses	31,787	6,240	5,277	43,304
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets	16,130	(107)	(5,277)	10,746
Depreciation	2,599	323	325	3,247
Amortization	18	647	3	668
(Gain) loss on disposal of assets	(6,012)	—	(2)	(6,014)
Operating income (loss) from continuing operations	$ 19,525	$ (1,077)	$ (5,603)	$ 12,845

Three Months Ended March 31, 2009
Net revenue	$ 42,031	$ 6,261	$ —	$ 48,292
Operating expenses	26,344	5,798	3,343	35,485
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets	15,687	463	(3,343)	12,807
Depreciation	2,610	498	266	3,374
Amortization	18	586	3	607
(Gain) loss on disposal of assets	1	—	—	1
Operating income (loss) from continuing operations	$ 13,058	$ (621)	$ (3,612)	$ 8,825

December 31, 2008
Total property, plant and equipment, net	$ 117,528	$ 6,176	$ 10,002	$ 133,706
Goodwill	4,361	13,861	8	18,230
March 31, 2009
Total property, plant and equipment, net	$ 112,974	$ 5,944	$ 10,197	$ 129,115
Goodwill	4,361	13,861	8	18,230

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the 7¾% senior subordinated notes due 2010 (the “7¾% Notes”) and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company.  Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in subsidiaries.  Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes.  Salem Holding and CCM Communications, Inc. (“CCM”) are 100% owned by Salem and Salem Holding owns 100% of all of its subsidiaries.  CCM and all subsidiaries of Salem Holding are guarantors. The net assets of Salem Holding are subject to certain restrictions which, among other things, require Salem Holding to maintain certain financial covenant ratios, and restrict Salem Holding and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes. The restricted net assets of Salem Holding as of March 31, 2009 amounted to $284.4 million.  Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $19.3 million of amounts due from CCM as of March 31, 2009.  On December 12, 2008, the Company formed Salem Investment Corporation (“SIC”), a wholly-owned unrestricted subsidiary of Salem Communications Corporation.

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of March 31, 2009
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	SIC	Media	Salem Holding	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$—	$ 171	$ 16,250	$ —	$ 16,421
Trade accounts receivable, net	—	—	55	26,609	—	26,664
Other receivables	—	6	1	250	(6)	251
Prepaid expenses	—	—	180	1,209	—	1,389
Deferred income taxes	—	—	70	5,484	—	5,554
Assets of discontinued operations	—	—	—	204	—	204
Total current assets	—	6	477	50,006	(6)	50,483
Investment in subsidiaries	279,544	—	—	—	(279,544)	—
Property, plant and equipment, net	—	—	590	128,525	—	129,115
Broadcast licenses	—	—	—	401,018	—	401,018
Goodwill	—	—	712	17,518	—	18,230
Other indefinite-lived intangible assets	—	—	2,892	—	—	2,892
Amortizable intangible assets, net	—	—	365	3,481	—	3,846
Bond issue costs	—	—	—	231	—	231
Bank loan fees	—	—	—	2,017	—	2,017
Intercompany receivables	29,411	—	—	91,150	(120,561)	—
Notes receivable	—	—	—	2,768	—	2,768
Other assets	—	—	12	3,686	—	3,698
Total assets	$308,955	$ 6	$ 5,048	$ 700,400	$ (400,111)	$ 614,298

Current liabilities:
Accounts payable	$ —	$ —	$ 151	$ 2,134	$ —	$ 2,285
Accrued expenses	—	—	450	5,644	—	6,094
Accrued compensation and related expenses	—	—	125	4,632	—	4,757
Accrued interest	—	—	—	2,492	(6)	2,486
Deferred revenue	—	—	2,258	3,419	—	5,677
Income taxes payable	—	—	8	480	—	488
Current maturities of long-term debt	—	—	—	74,636	—	74,636
Total current liabilities	—	—	2,992	93,437	(6)	96,423
Intercompany payables	101,267	—	19,294	—	(120,561)	—
Long-term debt	—	—	—	250,726	—	250,726
Fair value of interest rate swap agreements	—	—	—	7,818	—	7,818
Deferred income taxes	1,468	—	(12,378)	55,603	—	44,693
Deferred revenue	—	—	27	7,793	—	7,820
Other liabilities	—	—	—	598	—	598
Total stockholders’ equity	206,220	6	(4,887)	284,425	(279,544)	206,220
Total liabilities and stockholders’ equity	$308,955	$ 6	$ 5,048	$ 700,400	$ (400,111)	$ 614,298

NOTE 15. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31, 2009
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	SIC	Media	Salem Holding	Adjustments	Consolidated
Net broadcast revenue	$ —	$ —	$ —	$ 42,138	$ (107)	$ 42,031
Non-broadcast revenue	—	—	1,200	5,068	(7)	6,261
Total revenue	—	—	1,200	47,206	(114)	48,292
Operating expenses:
Broadcast operating expenses	—	—	—	26,343	1	26,344
Non-broadcast operating expenses	—	—	1,441	4,472	(115)	5,798
Corporate expenses	—	—	—	3,343	—	3,343
Depreciation	—	—	50	3,324	—	3,374
Amortization	—	—	55	552	—	607
(Gain) loss on disposal of assets	—	—	—	1	—	1
Total operating expenses	—	—	1,546	38,035	(114)	39,467
Operating income (loss)	—	—	(346)	9,171	—	8,825
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	2,889	—	—	—	(2,889)	—
Interest income	—	—	—	324	(250)	74
Interest expense	—	—	(250)	(4,359)	250	(4,359)
Change in fair value of interest rate swaps	—	—	—	80	—	80
Other income (expense), net	—	—	—	(21)	—	(21)
Income (loss) before income taxes	2,889	—	(596)	5,195	(2,889)	4,599
Provision (benefit) for income taxes	—	—	(238)	1,982	—	1,744
Income (loss) from continuing operations	2,889	—	(358)	3,213	(2,889)	2,855
Income (loss) from discontinued operations, net of tax	—	—	(3)	37	—	34
Net income (loss)	$ 2,889	$ —	$ (361)	$ 3,250	$ (2,889)	$ 2,889
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	$ 2,889	$ —	$ (361)	$ 3,250	$ (2,889)	$ 2,889

NOTE 16.  SUBSEQUENT EVENTS

Through the use of SIC, a wholly owned unrestricted subsidiary, we repurchased $1.0 million of our 7¾% Notes for $0.3 million in April 2009.  This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

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

We believe that we are the largest commercial U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming. Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 93 radio stations in 36 markets, including 58 stations in 22 of the top 25 markets, which consists of 27 FM stations and 66 AM stations. We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

Our radio business is focused on the clustering of strategic formats: Christian Teaching and Talk, Contemporary Christian Music, conservative News Talk, and our latest format, Spanish Christian Teaching and Talk.  We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations. Salem Radio Representatives® (“SRR”) is a national radio advertising sales firm with offices in 12 U.S. cities.

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

Our principal business strategy is to improve our national radio platform and to invest in and build non-broadcast businesses to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk. Our national presence in broadcasting, Internet and publishing gives advertisers a platform that is a unique and powerful way to reach Christian audiences.  We program 40 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 24 News Talk and 11 Contemporary Christian Music stations and seven of our stations in Spanish-language Christian Teaching and Talk format. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash.  During 2008, we sold 97% of our advertising time for cash.  It is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.  In addition, we generally do not pay commissions to sales people for advertising paid in trade.

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

Based on the current conditions of the economy and the capital markets and the continuing decline in radio revenues, it may be difficult for us to refinance our pending debt maturities in 2010. If we are unable to do so, we will be in default under our credit facility and 7¾% Notes.  Should we default, we may need to either obtain additional amendments or waivers from lenders or reorganize our capital structure.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended
	March 31,
	2008	2009	% Change
	(Dollars in thousands)
Net broadcast revenue	$ 47,917	$ 42,031	(12.3)%
Non-broadcast revenue	6,133	6,261	2.1%
Total revenue	54,050	48,292	(10.7)%
Operating expenses:
Broadcast operating expenses	31,787	26,344	(17.1)%
Non-broadcast operating expenses	6,240	5,798	(7.1)%
Corporate expenses	5,277	3,343	(36.6)%
Depreciation	3,247	3,374	3.9%
Amortization	668	607	(9.1)%
(Gain) loss on disposal of assets	(6,014)	1	(100.0)%
Total operating expenses	41,205	39,467	(4.2)%
Operating income from continuing operations	12,845	8,825	(31.3)%
Other income (expense):
Interest income	21	74	252.4%
Interest expense	(6,074)	(4,359)	(28.2)%
Change in fair value of interest rate swaps	—	80	100.0%
Other expense, net	(51)	(21)	(58.8)%
Income from continuing operations before income taxes	6,741	4,599	(31.8)%
Provision for income taxes	3,139	1,744	(44.4)%
Income from continuing operations	3,602	2,855	(20.7)%
Income from discontinued operations, net of tax	1,421	34	(97.6)%
Net income	$ 5,023	$ 2,889	(42.5)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31,
	2008	2009
Net broadcast revenue	89%	87%
Non-broadcast revenue	11%	13%
Total revenue	100%	100%
Operating expenses:
Broadcast operating expenses	59%	55%
Non-broadcast operating expenses	11%	12%
Corporate expenses	10%	7%
Depreciation	6%	7%
Amortization	1%	1%
(Gain) loss on disposal of assets	(11)%	—%
Total operating expenses	76%	82%
Operating income from continuing operations	24%	18%
Other income (expense):
Interest income	—%	—%
Interest expense	(11)%	(9)%
Change in fair value of interest rate swaps	—%	—%
Other expense, net	—%	—%
Income from continuing operations before income taxes	13%	9%
Provision for income taxes	6%	4%
Income from continuing operations	7%	5%
Income from discontinued operations, net of tax	2%	—%
Net income	9%	5%

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

NET BROADCAST REVENUE.  Net broadcast revenue decreased $5.9 million, or 12.3%, to $42.0 million for the three months ended March 31, 2009, from $47.9 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $5.7 million, or 12.5%, to $40.3 million for the three months ended March 31, 2009, from $46.0 million for the same period of the prior year.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 41.9% for the three months ended March 31, 2009, from 45.6% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 42.0% for the three months ended March 31, 2009, from 39.2% for the same period of the prior year.  The decline in net broadcast revenue includes a $4.0 million decrease in local advertising revenues, a $0.2 million decrease in national advertising revenue, a $1.2 million decrease in national program revenue, and a $0.5 million decrease in infomercial revenue.  Block programming revenues continue to increase as a percentage of our total broadcasting revenue, particularly on our Christian Teaching and Talk stations.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  The growth of block programming and infomercial revenue has slowed.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $0.2 million, or 2.1%, to $6.3 million for the three months ended March 31, 2009, from $6.1 million for the same period of the prior year.  The increase is comprised of higher revenues associated with Townhall.com, Salem Consumer Products and Salem Publishing, specifically Townhall Magazine, offset by small declines in revenue on Salem Web Network and Xulon Press.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $5.5 million, or 17.1% to $26.3 million for the three months ended March 31, 2009, from $31.8 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $5.6 million, or 18.3%, to $24.8 million for the three months ended March 31, 2009, compared to $30.4 million for the same period of the prior year.  The decline in broadcast operating expenses include a $4.8 million decrease in personnel related costs, and a $1.0 million decrease in advertising expenses, offset by a $0.3 million increase in bad debt expense.  The reduction in personnel related costs reflects our overall cost reduction initiative, including a reduction in work force, salary reductions and redemption of accrued vacation benefits required by March 31, 2009.  We expect our staffing levels to remain at reduced levels given the weakened United States economy.  We also expect increasing levels of bad debt charges that may have a material impact on our consolidated financial position, results of operations, and cash flows.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses decreased $0.4 million, or 7.1%, to $5.8 million for the three months ended March 31, 2009, compared to $6.2 million for the same period of the prior year.  The decrease includes a $0.3 million decline in circulation expenses associated with print magazines on Salem Publishing and a $0.2 million reduction in advertising and promotion expenses on Salem Web Network, offset by a $0.1 million increase in streaming expenses on Salem Web Network.

CORPORATE EXPENSES.  Corporate expenses decreased $2.0 million, or 36.6%, to $3.3 million for the three months ended March 31, 2009, compared to $5.3 million for the same period of the prior year.  The decrease is attributable to an overall cost reduction initiative, including a reduction in work force, salary reductions and redemption of accrued vacation benefits required by March 31, 2009, resulting in a $1.3 million reduction in personnel related costs, and a $0.5 million decrease in non-cash stock based compensation expense due primarily to substantially no new grants being offered, as well as a $0.1 million decrease in professional services and fees.

DEPRECIATION.  Depreciation expense increased $0.2 million, or 3.9%, to $3.4 million for the three months ended March 31, 2009, compared to $3.2 million for the same period of the prior year.  The increase reflects the impact of recent capital expenditures associated with computer software, data processing and office equipment that have shorter estimated useful lives than towers and broadcast assets.

AMORTIZATION.   Amortization expense decreased $0.1 million, or 9.1%, to $0.6 million for the three months ended March 31, 2009, compared to $0.7 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2008 on intangibles such as advertising agreements and other business contracts that were acquired in 2007 with an estimated useful life of one year.

GAIN ON DISPOSAL OF ASSETS.   The gain on disposal of assets of $6.0 million for the three months ended March 31, 2008, was primarily comprised of the sale of radio station KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million offset by various fixed assets disposals.

OTHER INCOME (EXPENSE).  Interest income of $74,000 for the three months ended March 31, 2009 and $21,000 for the same period of the prior year was interest earned on excess cash.  Interest expense decreased $1.7 million, or 28.2%, to $4.4 million for the three months ended March 31, 2009, compared to $6.1 million for the same period of the prior year due to a lower outstanding debt balance and lower interest rates.  Change in fair value of interest rate swaps of $0.1 million for the three months ended March 31, 2009, represents the change in the fair market value of our swaps.  Other expense, net, decreased to $21,000 from $51,000 primarily due to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR INCOME TAXES.  In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), our provision for income taxes was $1.7 million for the three months ended March 31, 2009 compared to $3.1 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 37.9% for the three months ended March 31, 2009 compared to 46.6% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $34,000, net of taxes, for the three months ended March 31, 2009 includes the operating results of WRFD-AM, Columbus, Ohio.  The $1.4 million, net of taxes, income from discontinued operations for the same period of the prior year, includes the operating results of WRFD-AM, Columbus, Ohio, the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin through the date of the sale, and the $2.2 million pre-tax gain on the sale of WFZH-FM, Milwaukee, and the operating results of the CCM Magazine.

NET INCOME.   We recognized net income of $2.9 million for the three months ended March 31, 2009 compared to net income of $5.0 million for the same period of the prior year.  This decrease of $2.1 million is primarily due to a decrease in operating income from continuing operations of $4.1 million and income from discontinued operations of $1.4 million, offset by a decrease of interest expense of $1.7 million and a decrease in our tax provision of $1.4 million.

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

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

STATION OPERATING INCOME.   SOI decreased $0.4 million, or 2.7%, to $15.7 million for the three months ended March 31, 2009, compared to $16.1 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI increased to 37.3% for the three months ended March 31, 2009 from 33.7% for the same period of the prior year.  On a same station basis, SOI decreased $0.2 million, or 0.9%, to $15.4 million for the three months ended March 31, 2009 from $15.6 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 38.3% for the three months ended March 31, 2009 compared to 33.8% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(Dollars in thousands)
Station operating income	$ 16,130	$ 15,687
Plus non-broadcast revenue	6,133	6,261
Less non-broadcast operating expenses	(6,240)	(5,798)
Less depreciation and amortization	(3,915)	(3,981)
Less gain (loss) on disposal of assets	6,014	(1)
Less corporate expenses	(5,277)	(3,343)
Operating income	$ 12,845	$ 8,825

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

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions are acquisitions of selected assets and not acquisitions of businesses. Such asset acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the FCC license.  Generally, it is our policy to retain third-party appraisers to value radio stations, networks or non-broadcast properties. The allocations assigned to acquire FCC licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports which assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or non-broadcast properties at the close of the transaction.

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

Revenue from radio programs and commercial advertising is recognized when the program or commercial is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Our customers principally include not-for-profit charitable organizations and commercial advertisers.  Revenues from the sale of products and services from our non-broadcast businesses is recognized when the products are shipped and the services are rendered. Revenues from the sale of advertising in our publications are recognized upon publication. Revenues from the sale of subscriptions to our publications are recognized over the life of the subscription.  Revenues from book sales are recorded by when shipment occurs.

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

We perform impairment tests on our FCC licenses and goodwill at least annually or more often if indicators of impairment exist. The annual tests are performed during the fourth quarter of each year and include comparing the recorded values to the appraised values, calculations of discounted cash flows, operating income and other analyses. As of March 31, 2009, no impairment was recognized.  The assessment of the fair values of these assets and the underlying businesses are estimates, which require careful consideration and judgments by our management. If conditions in the markets in which our stations and non-broadcast businesses operate or if the operating results of our stations and non-broadcast businesses change or fail to develop as anticipated, our estimates of the fair values may change in the future and may result in impairment charges.

Uncertain tax positions

We adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.   On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under SFAS No. 5 Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.1 million as of March 31, 2009.

Valuation allowance (deferred taxes)

For financial reporting purposes, we have recorded a valuation allowance of $3.0 million as of March 31, 2009, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit we will receive from such carryforwards.

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

On February 12, 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” referred to as SFAS No. 157-2 in this report.  SFAS No. 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

We adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows.  We adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009. This includes applying the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. We are currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on our consolidated financial position, results of operations or cash flows

On October 10, 2008, the FASB issued FASB Staff Position FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” referred to as FAS No. 157-3 in this report.  FAS 157-3 provides clarification regarding the application of SFAS No. 157 in inactive markets.  The provisions of SFAS No. 157-3 were effective upon issuance. This Staff Position did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As a result of the adoption of SFAS No. 157, we have modified the assumptions used in measuring the fair value of derivative positions.  Specifically, we now include the impact of our own credit risk on derivative liabilities measured at fair value under SFAS No. 157.  Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter derivatives, where the base valuation uses market parameters based on LIBOR interest rate curves.  Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market value of the credit risk of counterparty in order to estimate the fair value of such an item.  Bilateral or “own” credit risk adjustments are applied to our own credit risk when valuing derivatives measured at fair value.  Credit adjustments consider the estimated future cash flows between the Company and its counterparties under the terms of the instrument and affect the credit risk on the valuation of those cash flows, rather than a point-in-time assessment of current recognized net asset or liability.

The fair value of our liabilities was impacted by the widening of our credit spread.  The estimated change in the fair value of these liabilities due to such changes as our own credit risk was a charge of $0.1 million for the three months ended March 31, 2009.  Changes in fair value resulting from changes in instrument specific credit risk were estimated by incorporating the Company’s current observable credit spreads into the relevant valuation techniques used to value each liability.

Our financial liabilities reported at fair value in the accompanying consolidated balance sheet as of March 31, 2009 were as follows:

	As of March 31, 2009
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	7,818	—	7,818

Long-term debt and debt covenant compliance

Our classification of borrowings under our credit facility as long-term debt on our balance sheet is based on our assessment that, under the borrowing restrictions and covenants in our credit facility and after considering our projected operating results and cash flows for the coming year, no principal payments, other than the scheduled principal reductions in our term loan facility, will be required pursuant to the credit agreement. These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates. Should our actual results differ materially from these estimates, payments may become due under our credit facility or it may become necessary to seek an amendment to our credit facility. Based on our management’s current assessment, we do not anticipate principal payments becoming due under our credit facility, or a further amendment of our credit facility becoming necessary.

Stock-Based compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the Company.  As of March 31, 2009, a maximum of 3,100,000 shares are authorized under the Plan, of which 898,475 are outstanding and 354,598 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense for the three months ended March 31, 2009 was $0.1 million compared to $0.7 million for the same period of the prior year. Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from our debt and equity offerings, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and our senior subordinated notes from operating cash flow, and, if necessary, proceeds from the sale of selected assets or radio stations.  Based on the current conditions of the economy and the capital markets and the continuing decline in radio revenues, it may be difficult for us to refinance our pending debt maturities in 2010.  If we are unable to do so, we will be in default under our credit facility and 7¾% Notes.  Should we default, we may need to either obtain additional amendments or waivers from lenders or reorganize our capital structure.

Cash Flows

Cash and cash equivalents were $16.4 million on March 31, 2009 compared to $1.9 million as of December 31, 2008.  As of March 31, 2009, we had negative working capital of $45.9 million compared to positive working capital of $16.2 million at December 31, 2008.  The negative working capital is due to the classification of our Term Loan B of $71.6 million as short term as of March 31, 2009.

Cash Flows from Operating Activities

Our cash flows from continuing operations are primarily derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $14.7 million for the three months ended March 31, 2009 compared to $11.6 million for the same period of the prior year.  The increase of $3.1 million was primarily the result of changes in operating assets and liabilities, including an increase of $0.6 million in the change in accounts payable and accrued expenses, and a $6.0 million change in the gain on disposal of assets, offset by a decrease of $0.8 million in income from continuing operations and a $1.9 million change in the deferred income taxes.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station’s assets and strategic acquisitions of non-broadcast businesses.  Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2009 compared to $1.4 million for the same period of the prior year.  The decrease of $0.3 million was due to a $4.5 million decrease in proceeds from disposal of assets, offset by a $2.3 million decrease in capital expenditures and $1.7 million reimbursement of tower related costs.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facility, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Cash flows from financing activities decreased to $1.3 million for the three months ended March 31, 2009 from $15.1 million for the same period of the prior year.  This decrease was due to zero net repayments of debt during the period compared to net repayments of $13.0 million in the same period of the prior year.

Credit facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facility.  The maximum amount that Salem Holding may borrow under our credit facility is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”). Our credit facility will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt. The Total Leverage Ratio allowed under the credit facility was 5.75 to 1 as of March 31, 2009. The ratio will decline again on December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facility. The Total Leverage Ratio under our credit facility at March 31, 2009, on a pro forma basis, was 5.19 to 1.

We amended our credit facility on March 11, 2009.  This amendment resulted in the following primary modifications to the credit facility: (a) exclusion of all maturities of debt from the determination of the pro-forma debt service covenant calculation, (b) ability to refinance the Company’s 7¾% Senior Subordinated Notes due December 2010 in part or in full, (c) the elimination of Salem’s ability to purchase additional shares of its common stock or to pay a dividend on its common stock unless the Total Leverage Ratio calculated under the credit facility is less than or equal to 4.00:1.00, (d) termination of the revolving line of credit that was scheduled to expire on March 31, 2009, and (e) extension through December 31, 2010, of the Company’s ability to obtain a Term Loan D under the facility, which extension allows the addition of a new Term Loan D subject to the following conditions and restrictions: (1) the use of all proceeds from any such Term Loan D shall be limited to repayment of other term loans under the facility, (2) the aggregate amount of all new and additional Term Loan D commitments shall not exceed Fifty Million Dollars ($50,000,000), and (3) to the extent that applicable interest rates and indices applicable to any new Term Loan D are greater than existing applicable interest rates and indices on the remainder of the amounts outstanding under the facility, the existing applicable interest rates and indices shall be adjusted to match those in effect for the new Term Loan D.  Additionally, our revolving credit facility, which was set to mature on March 31, 2009, was terminated upon the effectiveness of this amendment on March 11, 2009.

The credit facility includes a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of March 31, 2009, the borrowing capacity and aggregate commitments were $71.6 million under our term loan B facility and $160.8 million under our term loan C facility.

On March 31, 2009, $71.6 million was outstanding under the term loan B facility, $160.8 million was outstanding under the term loan C facility and no balance was outstanding under the revolving credit facility.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 25, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008. The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The credit facility require us, under certain circumstances, to prepay borrowings under the credit facility with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes. If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facility bears interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread.  For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%. In each case, the spread is based on the Total Leverage Ratio on the date of determination. If an event of default occurs, the rate may increase by 2.0%. At March 31, 2009, the blended interest rate on amounts outstanding under the credit facility was 3.91%.

Our credit facility contains additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or affect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business. Our credit facility also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.0 to 1 through March 31, 2009 increasing in increments until June 30, 2009, at which point it will remain at 2.5 to 1 through the remaining term of the credit facility), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 5.0 to 1, which will decline periodically until December 31, 2008, at which point it will remain at 4.0 to 1 through the remaining term of the credit facility), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facility. The credit facility is secured by liens on all of our assets and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

As of March 31, 2009, we were and remain in compliance with all of the covenants under our terms of the credit facility.

Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on 0.25% less than the bank’s prime rate.  As of March 31, 2009, there was no outstanding balance under the Swingline.

As of March 31, 2009, we were and remain in compliance with all of the covenants under the terms of the Swingline.

7¾% Notes.  In December 2002, Salem Holding issued $100.0 million principal amount of 7¾% Notes.  The indenture for the 7¾% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Through the use of an unrestricted subsidiary, we repurchased $9.4 million of our 7¾% Notes for $4.7 million in December 2008.  This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.  As of March 31, 2009, there is $90.6 million of the 7¾% Notes outstanding.  Based on this principal amount, Salem Holding is required to pay $7.0 million per year in interest on the 7¾% Notes.

Through the use of an unrestricted subsidiary, we repurchased $1.0 million of our 7¾% Notes for $0.3 million in April 2009.  This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

As of March 31, 2009, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term obligations

Long-term debt consisted of the following at the balance sheet dated indicated:

	As of December 31, 2008	As of March 31, 2009
	(Dollars in thousands)
Term loans under credit facility	$ 232,467	$ 232,467
7¾% senior subordinated notes due 2010	90,605	90,605
Seller financed note to acquire Townhall.com	1,295	1,299
Capital leases and other loans	1,008	991
	$ 325,375	$ 325,362
Less current portion	3,766	74,636
	$ 321,609	$ 250,726

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2009:

•

Outstanding borrowings of $232.4 million on term loans with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our Total Leverage Ratio;

•

Swingline credit facility with interest payments due at 0.25% less than the bank’s prime rate;

•

$90.6 million senior subordinated notes with semi-annual interest payments at 7¾%; and

•

Commitment fee of 0.375% on the unused portion of our credit facility.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt.  On April 2, 2009, Moody’s downgraded our credit rating. Currently, our corporate family rating is B3 and our 7¾% Notes are rated Caa1.  The downgrade was prompted by the impact of the downturn in the economy on our performance, possible inadequate cushion under our financial covenants and refinancing risk associated with our pending debt maturities.  On March 24, 2009, S&P downgraded our credit rating to B- with a negative outlook and downgraded the credit rating on our 7¾% Notes to CCC.  The downgrade was based on uncertainty surrounding our ability to meet financial covenant step downs throughout 2009 and risks associated with our intermediate need for comprehensive refinancing.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008 and 2009, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
May 8, 2009
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 8, 2009
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
4.20	Amendment #5, dated as of March 11, 2009, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Sun Trust Bank, as Syndication Agent, Bank of America, N.A. (successor by merger to Fleet National Bank), as Documentation Agent, ING Capital, LLC, as Documentation Agent, The Bank of New York Mellon (formerly the Bank of New York), as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	03/12/09	99.1
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X

EXHIBIT 31.1

I, Edward G. Atsinger III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Salem Communications Corporation;

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

Date: May 8, 2009

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

Date: May 8, 2009

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 8, 2009
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly report of the Company on Form 10-Q for the period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 8, 2009
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer