Form 10-Q
period 2009-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2009-08-07
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Yes [   ]

No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 5, 2009
Common Stock, $0.01 par value per share	18,120,092 shares

Class B	Outstanding at August 5, 2009
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2008	June 30, 2009
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,892	$20,409
Trade accounts receivable (less allowance for doubtful accounts of $8,821 in 2008 and $9,194 in 2009)	28,530	25,458
Other receivables	304	307
Prepaid expenses	2,540	1,840
Deferred income taxes	5,670	6,158
Assets of discontinued operations	204	204
Total current assets	39,140	54,376
Property, plant and equipment (net of accumulated depreciation of $93,130 in 2008 and $99,332 in 2009)	133,706	126,214
Broadcast licenses	398,135	386,786
Goodwill	18,230	17,642
Other indefinite-lived intangible assets	2,892	1,961
Amortizable intangible assets (net of accumulated amortization of $16,706 in 2008 and $17,738 in 2009)	4,452	3,426
Bond issue costs	268	197
Bank loan fees	981	1,683
Notes receivable	2,881	2,992
Other assets	7,033	4,105
Total assets	$607,718	$599,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$919	$2,626
Accrued expenses	5,748	6,298
Accrued compensation and related expenses	5,463	3,916
Accrued interest	983	604
Deferred revenue	5,672	5,574
Income tax payable	346	268
Current portion of long-term debt and capital lease obligations	3,766	72,964
Total current liabilities	22,897	92,250
Long-term debt and capital lease obligations, less current portion	321,609	248,931
Fair value of interest rate swap agreements	7,898	5,522
Deferred income taxes	43,106	42,639
Deferred revenue	7,877	7,888
Other liabilities	1,215	671
Total liabilities	404,602	397,901
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,437,742 issued and 18,120,092 outstanding at December 31, 2008 and at June 30, 2009	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2008 and June 30, 2009	56	56
Additional paid-in capital	228,251	228,481
Retained earnings	10,452	8,324
Treasury stock, at cost (2,317,650 shares at December 31, 2008 and June 30, 2009)	(34,006)	(34,006)
Accumulated other comprehensive loss	(1,841)	(1,578)
Total stockholders’ equity	203,116	201,481
Total liabilities and stockholders’ equity	$607,718	$599,382
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net broadcast revenue	$ 49,938	$ 43,570	$ 97,855	$ 85,601
Non-broadcast revenue	7,521	6,545	13,654	12,806
Total revenue	57,459	50,115	111,509	98,407
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $316 and $311 for the quarter ended June 30, 2008 and 2009, respectively, and $633 and $622 for the six months ended June 30, 2008 and 2009, respectively, paid to related parties)	31,905	27,801	63,692	54,145
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	6,847	5,439	13,087	11,237
Corporate expenses, exclusive of depreciation and amortization shown below (including $95 and $44 for the quarter ended June 30, 2008 and 2009, respectively, and $132 and $112 for the six months ended June 30, 2008 and 2009, respectively, paid to related parties)	4,482	3,271	9,759	6,614
Depreciation (including $322 and $461 for the quarter ended June 30, 2008 and 2009, respectively, and $645 and $959 for the six months ended June 30, 2008 and 2009, respectively for non-broadcast businesses)	3,230	3,365	6,477	6,739
Amortization (including $651 and $404 for the quarter ended June 30, 2008 and 2009, respectively, and $1,298 and $990 for the six months ended June 30, 2008 and 2009, respectively for non-broadcast businesses)	673	398	1,341	1,005
Cost of denied tower site and abandoned projects	—	1,111	—	1,111
Impairment of goodwill and indefinite-lived assets	—	13,663	—	13,663
(Gain) loss on disposal of assets	10	1,615	(6,004)	1,616
Total operating expenses	47,147	56,663	88,352	96,130
Operating income (loss) from continuing operations	10,312	(6,548)	23,157	2,277
Other income (expense):
Interest income	113	73	134	147
Interest expense	(5,488)	(4,279)	(11,562)	(8,638)
Change in fair value of interest rate swaps	—	2,296	—	2,376
Gain on early redemption of long-term debt	—	660	—	660
Other expense, net	(49)	(27)	(100)	(48)
Income (loss) from continuing operations before income taxes	4,888	(7,825)	11,629	(3,226)
Provision for (benefit from) income taxes	1,996	(2,699)	5,135	(955)
Income (loss) from continuing operations	2,892	(5,126)	6,494	(2,271)
Income from discontinued operations, net of tax	632	109	2,053	143
Net income (loss)	$ 3,524	$ (5,017)	$ 8,547	$ (2,128)
Other comprehensive income (loss), net of tax	1,961	—	(183)	—
Comprehensive income (loss)	$ 5,485	$ (5,017)	$ 8,364	$ (2,128)

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.12	$ (0.22)	$ 0.27	$ (0.10)
Income per share from discontinued operations	0.03	—	0.09	0.01
Basic earnings (loss) per share	$ 0.15	$ (0.21)	$ 0.36	$ (0.09)

Diluted earnings (loss) per share data:
Earnings per (loss) share from continuing operations	$ 0.12	$ (0.22)	$ 0.27	$ (0.10)
Income per share from discontinued operations	0.03	—	0.09	0.01
Diluted earnings (loss) per share	$ 0.15	$ (0.21)	$ 0.36	$ (0.09)

Basic weighted average shares outstanding	23,668,788	23,673,788	23,668,788	23,673,788
Diluted weighted average shares outstanding	23,668,788	23,673,788	23,668,788	23,673,788

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
OPERATING ACTIVITIES
Income (loss) from continuing operations	$6,494	$(2,271)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	1,315	230
Depreciation and amortization	7,818	7,744
Amortization of bond issue costs and bank loan fees	580	654
Amortization and accretion of financing items	31	5
Provision for bad debts	2,437	2,302
Deferred income taxes	6,292	(693)
Change in fair value of interest rate swaps	—	(2,376)
Cost of denied tower site and abandoned projects	—	1,111
Impairment of goodwill and indefinite-lived assets	—	13,663
(Gain) loss on disposal of assets	(6,004)	1,616
Gain on early redemption of long-term debt	—	(660)
Changes in operating assets and liabilities:
Accounts receivable	(2,393)	767
Prepaid expenses and other current assets	15	591
Accounts payable and accrued expenses	854	323
Deferred revenue	1,768	(146)
Other liabilities	64	(286)
Income taxes payable	(50)	(79)
Net cash provided by continuing operating activities	19,221	22,495
INVESTING ACTIVITIES
Capital expenditures	(5,414)	(2,050)
Deposits on radio station acquisitions	—	2,725
Purchase of broadcast assets	(12,315)	(2,725)
Purchase of non-broadcast businesses	(1,185)	—
Purchase of real estate from principal stockholders	(5,013)	—
Proceeds from the disposal of assets	4,503	353
Reimbursement of tower relocation costs	—	1,742
Other	233	(56)
Net cash used in investing activities of continuing operations	(19,191)	(11)
FINANCING ACTIVITIES
Payments of costs related to amendment of bank credit facility	—	(1,285)
Payments to redeem 7 3/4% Notes	—	(290)
Proceeds from borrowings under credit facilities	15,000	—
Payments of long-term debt and notes payable	(22,212)	(2,497)
Net borrowings and repayment on swingline credit facility	(2,060)	—
Tax benefit related to stock options exercised	(1)	—
Payments on capital lease obligations	(1,346)	(38)
Book overdraft	(264)	—
Net cash used in financing activities	(10,883)	(4,110)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(1,166)	143
Investing cash flows	11,850	—
Net cash provided by discontinued operations	10,684	143
Net increase (decrease) in cash and cash equivalents	(169)	18,517
Cash and cash equivalents at beginning of year	447	1,892
Cash and cash equivalents at end of period	$278	$20,409
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$9,295	$4,108
Income taxes	$374	$280
Non-cash investing and financing activities:
Notes receivable acquired in exchange for radio station	$3,250	$—

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

Information with respect to the three and six months ended June 30, 2008 and 2009 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

The balance sheet at December 31, 2008 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 3.  IMPAIRMENT OF LONG-LIVED ASSETS

We account for goodwill and other indefinite lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, we do not amortize goodwill or other indefinite lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, attributable primarily to the non-broadcast operating segment, are tested at the business unit level, which we define by publication or website.

We complete our annual impairment tests in the fourth quarter of each year.  However, based on continued deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 to date and a weakening in prevailing radio station transaction multiples, we concluded that, in connection with preparing our financial statements for the period ended June 30, 2009, an interim valuation pursuant to SFAS No. 142 was appropriate.  We reviewed the financial performance of all accounting units against established internal benchmarks.  Based on projected declines in revenues and market analysis from industry experts that indicate a more than remote likelihood that a current fair value determination would be less than the carrying value, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to perform an appraisal of the indefinite-lived asset(s) of accounting units that did not meet our internal benchmarks.  As a result of our interim review and valuation, a pre-tax impairment charge of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets was recognized in the second quarter of 2009.

The impairments are driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital.  The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.  We reviewed the financial performance of all reporting units against established benchmarks to identify potential impairment of goodwill. For reporting units in which internal benchmarks indicated potential impairment of goodwill, we engaged Bond & Pecaro to perform an appraisal of the reporting unit.  We reviewed goodwill for potential impairment by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill.  For reporting units in which the estimated fair value exceeded the carrying value, no loss was recognized.  For reporting units in which the fair value did not exceed the carrying value, a potential impairment was identified.  The implied value of goodwill for these reporting units was calculated using Bond & Pecaro, an independent third-party appraisal and valuation firm, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  Based on this review, we recorded a pre-tax impairment charge of $0.4 million associated with the value of goodwill in the broadcast segment and a pre-tax impairment charge of $1.2 million associated with the value of goodwill and mastheads in the non-broadcast segment.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations.  If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future.  The fair value measurements for both our goodwill and broadcast licenses use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.  The unobservable inputs are defined under SFAS No. 157 “Fair Value Measurements” as Level 3 inputs discussed in more detail in Note 12 to our Condensed Consolidated Financial Statements.

As of June 30, 2009, each major category of assets measured at fair value on a non-recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3	Impairment

As of June 30, 2009:	(Dollars in thousands)
Non-recurring assets subject to fair value measurement:
Broadcast licenses	$ 386,786	—	—	$ 386,786	$ (12,146)
Goodwill	17,642	—	—	17,642	(587)
Other indefinite-lived intangible assets	1,961	—	—	1,961	(930)
Total	$ 406,389	—	—	$ 406,389	$ (13,633)

The key assumptions used to estimate the fair value of each major category of assets in our broadcast segment as of June 30, 2009 are as follows:

	Broadcast Licenses	Goodwill

As of June 30, 2009:
Discount rate	9.5%	9.5%
2009 Market growth rates	(13.2%) – (15.2%)	(13.2%) – (15.2%)
Out-year market growth range	(2.0%)	(2.0%)
Market share range	0.7% - 3.4%	0.7% - 3.4%
Operating profit margin range	4.7% - 6.8%	4.7% - 6.8%

The key assumptions used to estimate the fair value of each major category of assets in our non-broadcast segment as of June 30, 2009 are as follows:

	Other indefinite-lived intangible assets	Goodwill

As of June 30, 2009:
Discount rate	9.0% - 9.5%	9.0% - 9.5%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

NOTE 4. SIGNIFICANT TRANSACTIONS

On February 2, 2009, we received reimbursement from the Port of Seattle of approximately $1.7 million of costs associated with a tower relocation project.  The tower relocation began in 2001 as a result of the City’s use of eminent domain in which the existing tower land was seized.

On March 31, 2009, we completed the purchase of WAMD-AM in Aberdeen, Maryland for $2.7 million.  The purchase price was paid into an escrow account on July 18, 2008.  The accompanying Condensed Consolidated Statements of Operations includes the operating results of this radio station as of the acquisition date.  In accordance with SFAS No. 141R, Business Combinations, expenses associated with this business combination were expensed as of the January 2009 adoption date.  The business combination does not meet the materiality threshold for pro-forma disclosures.

The purchase price was allocated to the total assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$213
FCC License	2,512
$2,725

On June 1, 2009 we completed the sale of radio station KPXI-FM in Tyler-Longview, Texas for $0.4 million which resulted in a pre-tax loss of $1.6 million.  The operating results of KPXI-FM were excluded from the Condensed Consolidated Statements of Operations as of the date of the sale.

Other Pending Transactions:

On July 12, 2008, we entered an agreement to purchase radio station WZAB-AM in Miami, Florida for $1.4 million.  We began operating the station under a Local Marketing Agreement (“LMA”) agreement effective October 1, 2008.  On July 20, 2009, we amended the Asset Purchase Agreement to a reduced price of $1.0 million.  The purchase was approved by the FCC and closed on July 24, 2009 as noted in Note 17 – Subsequent Events.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of the entity as of the LMA date.

Discontinued Operations:

We entered a plan to sell all radio stations in the Milwaukee market during 2007.  We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  We entered into an LMA with the buyer of WFZH-FM effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the Milwaukee stations as a discontinued operation for the three and six months ended June 30, 2008.

We ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of this date.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the three and six months ended June 30, 2008.

On July 31, 2008, we entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million.  As a result of the sale, we will exit the Columbus, Ohio market.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three and six months ended June 30, 2008 and 2009.  The sale is subject to the approval of the FCC and is expected to close in the second half of 2009.  As of December 31, 2008 and June 30, 2009, assets held for sale include the property and equipment to be sold with the Columbus, Ohio station of $0.2 million.

The following table sets forth the components of income from discontinued operations, net of tax, for the three and six months ended June 30, 2008 and 2009.

Three Months Ended June 30,			Six Months Ended June 30,
2008		2009	2008	2009
(Dollars in thousands)
Net revenue	$644	$377	$1,675	$741
Operating expenses	585	261	1,463	571
Operating income	$59	$116	$212	$170
Gain on sale of radio station assets	1,036	—	3,258	—
Income from discontinued operations	$1,095	$116	$3,470	$170
Provision for income taxes	463	7	1,417	27
Income from discontinued operations, net of tax	$632	$109	$2,053	$143

NOTE 5. STOCK INCENTIVE PLAN

The Company has one stock option plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options and restricted shares to employees, directors, officers and advisors of the Company.  A maximum of 3,100,000 shares are authorized under the Plan.  Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company.  The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.   In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), we recognize compensation expense related to the estimated fair value of stock options granted.

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 409	$ 68	$ 945	$ 114
Restricted stock units compensation expense included in corporate expenses	12	—	26	—
Stock option compensation expense included in broadcast operating expenses	117	67	263	84
Stock option compensation expense included in non-broadcast operating expenses	31	11	81	32
Total stock-based compensation expense, pre-tax	$ 569	$ 146	$ 1,315	$ 230
Tax benefit from stock-based compensation expense	(251)	(50)	(598)	(82)
Total stock-based compensation expense, net of tax	$ 318	$ 96	$ 717	$ 148

 Stock option and restricted stock grants

The Plan allows the Company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the Company.  The option exercise price is set at the closing price of the Company’s common stock on the date of grant, and the related number of shares granted is fixed at that point in time.  The Plan also provides for grants of restricted stock units.  Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level.  In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  Non-employee directors of the Company have received restricted stock grants that vest one year from the date of issuance as well as stock options that vest immediately.  The Plan does not allow key employees and directors (restricted persons) to exercise an option during a pre-defined black out period.  Employees may participate in a 10b5-1 Plan available to exercise options according to predefined criteria.

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options.  The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over a six to twelve year term that is generally commensurate with the expected term of the option.  The expected dividends reflect the Company’s payment of special dividends in 2006 and 2007.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS No. 123(R), we began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model.  Prior to adoption of SFAS No. 123(R), we recognized forfeitures as they occurred.  There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures.  The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Expected volatility	44.58%	82.46%	44.58%	76.40%
Expected dividends	3.90%	—%	3.90%	—%
Expected term (in years)	8.5	6.2	8.5	6.1
Risk-free interest rate	3.11%	2.42%	3.11%	2.29%

Stock option information with respect to our stock-based compensation plan for the six months ended June 30, 2009 is as follows (dollars in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	562,175	$ 14.56	$ 9.11	4.0 years	$ —
Granted	867,000	0.61	0.42		300
Exercised	—	—	—		—
Forfeited or expired	(59,250)	15.31	10.70		3
Outstanding at June 30, 2009	1,369,925	5.70	3.54	5.1 years	297
Exercisable at June 30, 2009	370,738	15.50	9.44	2.8 years	—

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding the Company’s restricted stock grants for the six months ended June 30, 2009 is as follows:

Restricted Stock	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2009	—	$ —	$ —	—	$ —
Granted	5,000	—	0.36		5
Vested	—	—	—		—
Forfeited	—	—	—		—
Non-Vested at June 30, 2009	5,000	—	0.36	0.7 years	5

As of June 30, 2009, there was $0.5 million of total unrecognized compensation expense related to non-vested awards of stock options and restricted shares.  This cost is to be recognized over a weighted average period of 1.3 years.

NOTE 6. OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  We accounted for changes in the fair value of our interest rate swaps as a component of Other Comprehensive Income (Loss) during the period in which they were effective as defined by SFAS No. 133.  As of October 1, 2008, we elected a one-month reset on our Term Loan C rather than the three month reset period.  As our interest rate swap agreements contain a three month reset period, the swaps are no longer effective and no longer qualify for cash flow hedge accounting.  As a result, changes in the fair value of our swaps are no longer deferred in other comprehensive income, but rather impact current period income.

Other comprehensive income (loss) reflects changes in the fair value of each of our three cash flow hedges for the time that the cash flow hedges qualified as effective as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(Dollars in Thousands)
Mark-to-market gain (loss)	$3,269	$—	$(305)	$—
Less tax provision (benefit)	(1,308)	—	122	—
Other comprehensive income (loss)	$1,961	$—	$(183)	$—

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority.  The Codification is effective for our third-quarter 2009 financial statements.  The Codification is not expected to change GAAP.  We do not expect the adoption of this statement to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”  SFAS No. 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective for our fiscal year beginning January 1, 2010.  We are currently evaluating the impact of adopting this standard on our consolidated financial statements

Statement of Financial Accounting Standards No. 165

In May 2009, the FASB issued SFAS No.165, “Subsequent Events.”  This pronouncement is effective June 15, 2009.  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively.  The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Financial Accounting Standards Board Staff Position No. FSP 157-4

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009.  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price.  If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.  FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods.  We do not expect the adoption of these Staff Positions to have a material impact on our consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141(R)-1

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”).  This FSP amends the accounting in FAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.  If fair value cannot be reasonably determined, FSP FAS 141(R)-1 requires measurement based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS 141(R)-1 is effective as of January 1, 2009 in connection with the adoption of FAS 141(R).  The adoption of FSP FAS 141(R) did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 8. EQUITY TRANSACTIONS

As discussed in Note 5, we account for stock-based compensation expense in accordance with SFAS No. 123(R).  As a result, $0.6 million and $1.3 million of stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2008, respectively, in comparison to $0.1 million and $0.2 million for the three and six months ended June 30, 2009.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

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

Through the use of Salem Investment Company (“SIC”), a wholly owned unrestricted subsidiary, we repurchased $1.0 million of our 7¾% Notes for $0.3 million in April 2009.  This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

There is $90.6 million and $89.7 million outstanding on the 7¾% Notes as of December 31, 2008 and June 30, 2009, respectively.

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2008	As of June 30, 2009
	(Dollars in thousands)
Term loans under credit facility	$232,467	$231,267
7¾% senior subordinated notes due 2010	90,605	89,655
Seller financed note to acquire Townhall.com	1,295	—
Capital leases and other loans	1,008	973
	$325,375	$321,895
Less current portion	3,766	72,964
	$321,609	$248,931

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2009 for each of the next five years and thereafter are as follows:

Twelve Months Ended June 30,	Amount
(Dollars in thousands)
2010	$72,964
2011	248,109
2012	84
2013	69
2014	41
Thereafter	628
$321,895

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from debt and equity offerings, operating cash flow and possibly through the sale of income-producing assets.  We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and our senior subordinated notes from operating cash flow, and, if necessary, proceeds from the sale of selected assets or radio stations.  Based on the current conditions of the economy and the capital markets and the continuing decline in radio revenues, it may be difficult for us to refinance our pending debt maturities in 2010.  If we are unable to do so, we will be in default under our credit facility and 7¾% Notes.  Should we default, we may need to either obtain additional amendments or waivers from lenders or reorganize our capital structure.

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2009
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$10,938	$(9,699)	$1,239
Domain and brand names	5,577	(3,779)	1,798
Favorable and assigned leases	1,581	(1,331)	250
Other amortizable intangible assets	3,068	(2,929)	139
	$21,164	$(17,738)	$3,426

	As of December 31, 2008
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$10,938	$(9,292)	$1,646
Domain and brand names	5,570	(3,320)	2,250
Favorable and assigned leases	1,581	(1,296)	285
Other amortizable intangible assets	3,069	(2,798)	271
	$21,158	$(16,706)	$4,452

Based on the amortizable intangible assets as of June 30, 2009, we estimate amortization expense for the next five years to be as follows:

Twelve Months Ending December 31,	Estimated future Amortization Expense
(Dollars in thousands)
2009 (July 1 – December 31)	$668
2010	1,203
2011	611
2012	245
2013	122
Thereafter	577
Total	$3,426

NOTE 11. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period.  Diluted earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,391,279 and 1,369,925 shares of Class A common stock and unvested restricted stock shares of 5,000 were outstanding at June 30, 2008 and 2009, respectively.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computation of diluted net income per share because their effect would be anti-dilutive.  There were no dilutive shares on June 30, 2008 and 2009, respectively.

NOTE 12. DERIVATIVE INSTRUMENTS

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

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2009 was approximately $0.3 million and $0.6 million, respectively, as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of June 30, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $2.0 million.  The ineffective portion of this swap reported in expenses for the three and six months ended June 30, 2009 was $0.8 million, respectively.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  As of June 30, 2009, we had $0.3 million of accrued interest expense associated with this interest rate swap.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2009 was approximately $0.3 million and $0.5 million, respectively, as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of June 30, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $1.8 million.  The ineffective portion of this swap reported in expenses for the three and six months ended June 30, 2009 was $0.7 million and $0.8 million.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  As of June 30, 2009, we had $0.3 million of accrued interest expense associated with this interest rate swap.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and six months ended June 30, 2009 was approximately $0.3 million and $0.5 million, respectively, as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of June 30, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $1.7 million.  The ineffective portion of this swap reported in expenses for the three and six months ended June 30, 2009 was $0.7 million, respectively.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  As of June 30, 2009, we had $0.3 million of accrued interest expense associated with this interest rate swap.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

Statement of Financial Accounting Standards No. 157

SFAS No. 157 was issued on September 15, 2006.  In general, fair value measurements and disclosures are made in accordance with the provisions of this Statement and, while not requiring material new fair value measurements, SFAS No. 157 established a single definition of fair value in generally accepted accounting principles and expanded disclosures about fair value measurements.  The provisions of this Statement apply to other accounting pronouncements that require or permit fair value measurements.

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

The fair value of our liabilities was impacted by our credit ratings by the ratings agencies.  The estimated change in the fair value of these liabilities due to such changes as our own credit risk was a benefit of $2.4 million and $2.3 million for the three and six months ended June 30, 2009, respectively.  Changes in fair value resulting from changes in instrument specific credit risk were estimated based on comparable credit default swap spreads and interpolated bond yield spread analysis for selected comparable companies.

Our financial liabilities reported at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2009 were as follows:

	As of June 30, 2009
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	5,522	—	5,522

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facility for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facility for a four year period.  Both interest rate caps are at 7.25%.  The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $382 and $172 was recognized during the three and six months ended June 30, 2009, respectively, in comparison to $10,000 and $3,000 for the three and six months ended June 30, 2008, respectively, related to the interest rate caps

NOTE 13.  INCOME TAXES

We adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.  On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under SFAS No. 5 Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.1 million as of June 30, 2009.

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

Management uses operating income before depreciation, amortization, (gain) loss on disposal of assets, and costs of denied towers and abandoned projects as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
Three Months Ended June 30, 2008
Net revenue	$49,938	$7,521	$—	$57,459
Operating expenses	31,905	6,847	4,482	43,234
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets	$18,033	$674	$(4,482)	$14,225
Depreciation	2,590	322	318	3,230
Amortization	19	651	3	673
Loss on disposal of assets	2	5	3	10
Operating income (loss) from continuing operations	$15,422	$(304)	$(4,806)	$10,312

Three Months Ended June 30, 2009
Net revenue	$43,570	$6,545	$—	$50,115
Operating expenses	27,801	5,439	3,271	36,511
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of goodwill and indefinite-lived assets and gain (loss) on disposal of assets	$15,769	$1,106	$(3,271)	$13,604
Depreciation	2,643	461	261	3,365
Amortization	(10)	404	4	398
Cost of denied tower site and abandoned projects	1,111	—	—	1,111
Impairment of goodwill and indefinite-lived assets	12,504	1,159	—	13,663
(Gain) loss on disposal of assets	1,606	11	(2)	1,615
Operating income (loss) from continuing operations	$(2,085)	$(929)	$(3,534)	$(6,548)

Six Months Ended June 30, 2008
Net revenue	$97,855	$13,654	$—	$111,509
Operating expenses	63,692	13,087	9,759	86,538
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets	$34,163	$567	$(9,759)	$24,971
Depreciation	5,189	645	643	6,477
Amortization	37	1,298	6	1,341
(Gain) loss on disposal of assets	(6,010)	5	1	(6,004)
Operating income (loss) from continuing operations	$34,947	$(1,381)	$(10,409)	$23,157

Six Months Ended June 30, 2009
Net revenue	$85,601	$12,806	$—	$98,407
Operating expenses	54,145	11,237	6,614	71,996
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of goodwill and indefinite-lived assets and gain (loss) on disposal of assets	$31,456	$1,569	$(6,614)	$26,411
Depreciation	5,253	959	527	6,739
Amortization	8	990	7	1,005
Cost of denied tower site and abandoned projects	1,111	—	—	1,111
Impairment of goodwill and indefinite-lived assets	12,504	1,159	—	13,663
(Gain) loss on disposal of assets	1,607	11	(2)	1,616
Operating income (loss) from continuing operations	$10,973	$(1,550)	$(7,146)	$2,277

December 31, 2008
Total property, plant and equipment, net	$117,528	$6,176	$10,002	$133,706
Goodwill	4,361	13,861	8	18,230
June 30, 2009
Total property, plant and equipment, net	$110,341	$5,759	$10,114	$126,214
Goodwill	4,003	13,631	8	17,642

NOTE 16. CONSOLIDATING FINANCIAL INFORMATION

The following is the consolidating information of Salem Communications Corporation for purposes of presenting the financial position and operating results of Salem Communications Holding Corporation (“Salem Holding”) as the issuer of the 7¾% Notes and its guarantor subsidiaries on a consolidated basis and the financial position and operating results of the other guarantors, which are consolidated within the Company.  Separate financial information of Salem Holding on an unconsolidated basis is not presented because Salem Holding has substantially no assets, operations or cash other than its investments in subsidiaries.  Each guarantor has given its full and unconditional guarantee, on a joint and several basis, of indebtedness under the 7¾% Notes.  Salem Holding and CCM Communications, Inc. (“CCM”) are 100% owned by Salem and Salem Holding owns 100% of all of its subsidiaries.  CCM and all subsidiaries of Salem Holding are guarantors.  The net assets of Salem Holding are subject to certain restrictions which, among other things, require Salem Holding to maintain certain financial covenant ratios, and restrict Salem Holding and its subsidiaries from transferring funds in the form of dividends, loans or advances without the consent of the holders of the 7¾% Notes.  The restricted net assets of Salem Holding as of June 30, 2009 amounted to $281.8 million.  Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $19.6 million of amounts due from CCM as of June 30, 2009.  On December 12, 2008, the Company formed SIC, a wholly-owned unrestricted subsidiary of Salem Communications Corporation.

NOTE 16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of June 30, 2009
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	SIC	Media	Salem Holding	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$—	$ 19	$ 20,390	$ —	$ 20,409
Trade accounts receivable, net	—	—	94	25,364	—	25,458
Other receivables	—	—	1	306	—	307
Prepaid expenses	—	—	241	1,599	—	1,840
Deferred income taxes	—	—	60	6,098	—	6,158
Assets of discontinued operations	—	—	—	204	—	204
Total current assets	—	—	415	53,961	—	54,376
Investment in subsidiaries	275,929	—	—	—	(275,929)	—
Property, plant and equipment, net	—	—	553	125,661	—	126,214
Broadcast licenses	—	—	—	386,786	—	386,786
Goodwill	—	—	483	17,159	—	17,642
Other indefinite-lived intangible assets	—	—	1,961	—	—	1,961
Amortizable intangible assets, net	—	—	310	3,116	—	3,426
Bond issue costs	—	—	—	197	—	197
Bank loan fees	—	—	—	1,683	—	1,683
Intercompany receivables	30,172	5	—	112,384	(142,561)	—
Notes receivable	—	—	—	2,992	—	2,992
Other assets	—	—	12	4,093	—	4,105
Total assets	$ 306,101	$ 5	$ 3,734	$ 708,032	$ (418,490)	$ 599,382

Current liabilities:
Accounts payable	$ —	$ —	$ 139	$ 2,487	$ —	$ 2,626
Accrued expenses	—	—	547	5,751	—	6,298
Accrued compensation and related expenses	—	—	88	3,828	—	3,916
Accrued interest	—	—	—	604	—	604
Deferred revenue	—	—	2,080	3,494	—	5,574
Income taxes payable	—	—	4	264	—	268
Current maturities of long-term debt	—	—	—	72,964	—	72,964
Total current liabilities	—	—	2,858	89,392	—	92,250
Intercompany payables	103,960	5	19,647	18,949	(142,561)	—
Long-term debt	—	—	—	248,931	—	248,931
Fair value of interest rate swap agreements	—	—	—	5,522	—	5,522
Deferred income taxes	660	—	(12,924)	54,903	—	42,639
Deferred revenue	—	—	28	7,860	—	7,888
Other liabilities	—	—	—	671	—	671
Total stockholders’ equity	201,481	—	(5,875)	281,804	(275,929)	201,481
Total liabilities and stockholders’ equity	$306,101	$ 5	$ 3,734	$ 708,032	$ (418,490)	$ 599,382

NOTE 16. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30, 2009
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	SIC	Media	Salem Holding	Adjustments	Consolidated
Net broadcast revenue	$ —	$ —	$ —	$ 85,855	$ (254)	$ 85,601
Non-broadcast revenue	—	—	2,789	10,122	(105)	12,806
Total revenue	—	—	2,789	95,977	(359)	98,407
Operating expenses:
Broadcast operating expenses	—	—	—	54,145	—	54,145
Non-broadcast operating expenses	—	—	3,006	8,590	(359)	11,237
Corporate expenses	—	—	—	6,614	—	6,614
Depreciation	—	—	96	6,643	—	6,739
Amortization	—	—	109	896	—	1,005
Cost of denied tower site and abandoned projects	—	—	—	1,111	—	1,111
Impairment of goodwill and indefinite-lived assets	—	—	1,159	12,504	—	13,663
(Gain) loss on disposal of assets	—	—	—	1,616	—	1,616
Total operating expenses	—	—	4,370	92,119	(359)	96,130
Operating income (loss)	—	—	(1,581)	3,858	—	2,277
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	(243)	—	—	—	243	—
Interest income	—	—	—	3,346	(3,199)	147
Interest expense	(2,693)	—	(507)	(8,637)	3,199	(8,638)
Change in fair value of interest rate swaps	—	—	—	2,376	—	2,376
Gain on early redemption of long-term debt	—	—	—	660	—	660
Other income (expense), net	—	—	—	(48)	—	(48)
Income (loss) before income taxes	(2,936)	—	(2,088)	1,555	243	(3,226)
Provision (benefit) for income taxes	(808)	—	(771)	624	—	(955)
Income (loss) from continuing operations	(2,128)	—	(1,317)	931	243	(2,271)
Income (loss) from discontinued operations, net of tax	—	—	(70)	213	—	143
Net income (loss)	$ (2,128)	$ —	$ (1,387)	$ 1,144	$ 243	$ (2,128)
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	$ (2,128)	$ —	$ (1,387)	$ 1,144	$ 243	$ (2,128)

NOTE 17.  SUBSEQUENT EVENTS

On July 24, 2009, we completed the purchase of selected assets of WZAB-AM, Sweetwater, Florida, for $1.0 million.  We began operating the station under a LMA effective on October 1, 2008.  The accompanying Condensed Consolidated Statements of Operations includes the operating results of this station as of the LMA date.  Subsequent events reflect all applicable transactions through August 7, 2009.

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

Our radio business is focused on the clustering of strategic formats: Christian Teaching and Talk, Contemporary Christian Music, conservative News Talk, and Spanish Christian Teaching and Talk.  We also own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations.  Salem Media Representatives®, formerly called Salem Radio Representatives®, a national advertising sales firm with offices in 12 U.S. cities.

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

Salem Web Network™ and Townhall.com®, our Internet businesses, earn revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications and by selling books. Xulon Press generally earns its revenue from the publishing of books.  The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our Condensed Consolidated Statements of Operations.

KNOWN TRENDS AND UNCERTAINTIES

Domestic radio revenues continue to decline.  We believe this is primarily the result of the struggling United States economy and corresponding reductions in discretionary advertising spending by our customers.  Beginning in July 2007, our advertising revenue has been negatively impacted by declining advertising from our customers, particularly in the financial services and auto industries.  The decline in advertising revenue impacts both our broadcasting segment and non-broadcasting segment.  We expect this trend to continue as long as the United States economy is weak; however, we cannot quantify the financial impact on our future operating results.  In response to these economic challenges, we have initiated several cost reduction strategies including (1) reducing headcount, (2) temporarily suspending the Company match on 401(k) contributions as of July 2008, (3) temporarily suspending the management bonus program, (4) limiting capital expenditures, (5) reducing the base salary for all employees by 5% as of February 1,

2009 with certain members of executive management reduced by 10%, (6) requiring all employees to use accrued vacation balances by March 31, 2009 and (7) consolidating programming on most of our Contemporary Christian Music stations.  We continue to pursue opportunities to sell assets, particularly stations that are in non-strategic formats or are underperforming, the proceeds of which may be used to pay down debt.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2009	% Change	2008	2009	% Change
	(Dollars in thousands)
Net broadcast revenue	$ 49,938	$ 43,570	(12.8)%	$ 97,855	$ 85,601	(12.5)%
Non-broadcast revenue	7,521	6,545	(13.0)%	13,654	12,806	(6.2)%
Total revenue	57,459	50,115	(12.8)%	111,509	98,407	(11.7)%
Operating expenses:
Broadcast operating expenses	31,905	27,801	(12.9)%	63,692	54,145	(15.0)%
Non-broadcast operating expenses	6,847	5,439	(20.6)%	13,087	11,237	(14.1)%
Corporate expenses	4,482	3,271	(27.0)%	9,759	6,614	(32.2)%
Depreciation	3,230	3,365	4.2%	6,477	6,739	4.0%
Amortization	673	398	(40.9)%	1,341	1,005	(25.1)%
Cost of denied tower site and abandoned projects	—	1,111	100%	—	1,111	100%
Impairment of goodwill and indefinite-lived assets	—	13,663	100%	—	13,663	100%
(Gain) loss on disposal of assets	10	1,615	16,050.0%	(6,004)	1,616	(126.9)%
Total operating expenses	47,147	55,663	20.2%	88,352	96,130	8.8%
Operating income (loss) from continuing operations	10,312	(6,548)	(163.5)%	23,157	2,277	(90.2)%
Other income (expense):
Interest income	113	73	(35.4)%	134	147	9.7%
Interest expense	(5,488)	(4,279)	(22.0)%	(11,562)	(8,638)	(25.3)%
Change in fair value of interest rate swaps	—	2,296	100%	—	2,376	100%
Gain on early redemption of long-term debt	—	660	100%	—	660	100%
Other expense, net	(49)	(27)	(44.9)%	(100)	(48)	(52.0)%
Income (loss) from continuing operations before income taxes	4,888	(7,825)	(260.1)%	11,629	(3,226)	(127.7)%
Provision for (benefit from) income taxes	1,996	(2,699)	(235.2)%	5,135	(955)	(118.6)%
Income (loss) from continuing operations	2,892	(5,126)	(277.2)%	6,494	(2,271)	(135.0)%
Income from discontinued operations, net of tax	632	109	(82.8)%	2,053	143	(93.0)%
Net income (loss)	$ 3,524	$ (5,017)	(242.4)%	$ 8,547	$ (2,128)	(124.9)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net broadcast revenue	87%	87%	88%	87%
Non-broadcast revenue	13%	13%	12%	13%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcast operating expenses	56%	55%	57%	55%
Non-broadcast operating expenses	12%	11%	11%	11%
Corporate expenses	8%	7%	9%	7%
Depreciation	5%	7%	6%	7%
Amortization	1%	1%	1%	1%
Cost of denied tower site and abandoned projects	—%	2%	—%	1%
Impairment of goodwill and indefinite-lived assets	—%	27%	—%	14%
(Gain) loss on disposal of assets	—%	3%	(5)%	2%
Total operating expenses	82%	113%	79%	98%
Operating income (loss) from continuing operations	18%	(13)%	21%	2%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(10)%	(8)%	(10)%	(9)%
Change in fair value of interest rate swaps	—%	5%	—%	3%
Gain on early redemption of long-term debt	—%	1%	—%	1%
Other expense, net	—%	—%	—%	—%
Income (loss) from continuing operations before income taxes	8%	(15)%	11%	(3)%
Provision for (benefit from) income taxes	3%	(5)%	5%	(1)%
Income (loss) from continuing operations	5%	(10)%	6%	(2)%
Discontinued operations, net of tax	1%	—%	2%	—%
Net income (loss)	6%	(10)%	8%	(2)%

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

NET BROADCAST REVENUE.  Net broadcast revenue decreased $6.3 million, or 12.8%, to $43.6 million for the three months ended June 30, 2009, from $49.9 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $6.5 million, or 13.2%, to $42.2 million for the three months ended June 30, 2009, from $48.7 million for the same period of the prior year.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 44.0% for the three months ended June 30, 2009, from 47.1% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 39.7% for the three months ended June 30, 2009, from 36.6% for the same period of the prior year.  The decline in net broadcast revenue is comprised of a $4.1 million decrease in local advertising revenues across all formats, a $0.9 million decrease in national program revenue primarily on our Christian Teaching and Talk format, a $0.2 million decrease in national spots, a $0.5 million decrease in infomercial revenue primarily on our News Talk and Christian Teaching and Talk formats and a $0.4 million decrease in event revenue associated with our Celebrate Freedom festival.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  The growth of block programming and infomercial revenue has slowed.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue decreased $1.0 million, or 13.0%, to $6.5 million for the three months ended June 30, 2009, from $7.5 million for the same period of the prior year.  The decrease is comprised of a $0.4 million decrease in advertising revenues associated with our internet businesses primarily on OnePlace and a $0.6 million decrease in publishing revenue on Salem Publishing.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $4.1 million, or 12.9% to $27.8 million for the three months ended June 30, 2009, from $31.9 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $4.3 million, or 13.9%, to $26.6 million for the three months ended June 30, 2009, compared to $30.9 million for the same period of the prior year.  The decline in broadcast operating expenses is comprised of a $3.2 million decrease in personnel related costs, a $0.2 million decrease in production and programming, a $0.5 million decrease in advertising expenses, and a $0.1 million decrease in professional services.  The reduction in personnel related costs reflects our overall cost reduction initiative, including a reduction in work force and salary reductions.  We expect our staffing levels to remain at reduced levels given the weakened United States economy.  We also expect increasing levels of bad debt charges that may have a material impact on our consolidated financial position, results of operations, and cash flows.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses decreased $1.4 million, or 20.6%, to $5.4 million for the three months ended June 30, 2009, compared to $6.8 million for the same period of the prior year.  The decrease is comprised of a $0.9 million decline in circulation expenses associated with print magazines and books on Salem Publishing, a $0.2 million decrease in streaming expenses and a $0.1 million decrease in advertising expenses on OnePlace and a $0.1 million reduction on Townhall.com, primarily related to personnel costs.

CORPORATE EXPENSES.   Corporate expenses decreased $1.2 million, or 27.0%, to $3.3 million for the three months ended June 30, 2009, compared to $4.5 million for the same period of the prior year.  The decrease is attributable to an overall cost reduction initiative, including a reduction in work force and salary reductions, resulting in a $1.0 million reduction in personnel related costs and a $0.3 million decrease in non-cash stock based compensation expenses.

DEPRECIATION.  Depreciation expense increased $0.2 million, or 4.2%, to $3.4 million for the three months ended June 30, 2009, compared to $3.2 million for the same period of the prior year.  The increase reflects the impact of recent capital expenditures associated with computer software, data processing and office equipment that have shorter estimated useful lives than towers and broadcast assets.

AMORTIZATION.   Amortization expense decreased $0.3 million, or 40.9%, to $0.4 million for the three months ended June 30, 2009, compared to $0.7 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2008 on intangibles such as advertising agreements and other business contracts that were acquired in 2007 with an estimated useful life of one year.

COST OF DENIED TOWER SITE AND ABANDONED PROJECTS.   Costs associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, which was rejected by the City of Hayward, of $0.9 million were recognized during the three months ended June 30, 2009 along with costs of $0.2 million associated with capital projects that will not be pursued.

IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS.   In accordance with SFAS No. 142, we review the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets on an annual basis or more frequently if conditions indicate that we may have an impairment.  During the quarter ended June 30, 2009, we recorded an impairment charge of $12.5 million associated with the FCC Licenses and goodwill in the Dallas and Portland markets and an impairment charge of $1.2 million associated with the value of goodwill and Mastheads in the non-broadcast segment.  The impairment charge resulted from weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  We acquired radio stations at various times over the last thirty four years, many of which were amortized prior to the adoption of SFAS No. 142.  As a result, the carrying value of our FCC licenses and goodwill may exceed the fair value in many of our markets.  For the three months ended June 30, 2009 and 2008, the markets for which impairment charges were recorded during 2009 accounted for 16% and 19% of total net revenues.

GAIN (LOSS) ON DISPOSAL OF ASSETS.   The loss on disposal of assets of $1.6 million for the three months ended June 30, 2009, was primarily comprised of the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.  The loss on disposal of assets of $10,000 for the three months ended June 30, 2008 was comprised of various fixed assets disposals.

OTHER INCOME (EXPENSE).  Interest income of $73,000 for the three months ended June 30, 2009 and $113,000 for the same period of the prior year was interest earned on excess cash.  Interest expense decreased $1.2 million, or 22.0%, to $4.3 million for the three months ended June 30, 2009, compared to $5.5 million for the same period of the prior year due to a lower outstanding debt balance and lower interest rates.  Change in fair value of interest rate swaps of $2.3 million for the three months ended June 30, 2009, represents the change in the fair market value of our swaps.  Other expense, net, decreased to $27,000 from $49,000 primarily due to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.  In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), our benefit from income taxes was $2.7 million for the three months ended June 30, 2009 compared to a provision of $2.0 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 34.5% for the three months ended June 30, 2009 compared to 40.8% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $0.1 million, net of taxes, for the three months ended June 30, 2009 includes the operating results of WRFD-AM, Columbus, Ohio.  The income from discontinued operations of $0.6 million, net of taxes, for the same period of the prior year includes the operating results of WFZH-FM, Milwaukee, through the date of sale, the operating results of WRFD-AM in Columbus, Ohio, and the pre-tax gain on the sale of WFZH-FM, Milwaukee, Wisconsin, of $1.4 million.

NET INCOME (LOSS).   We recognized a net loss of $5.0 million for the three months ended June 30, 2009 compared to net income of $3.5 million for the same period of the prior year.  This decrease of $8.5 million is primarily due to a decrease in operating income from continuing operations of $16.8 million and income from discontinued operations of $0.5 million, partially offset by a decrease of interest expense of $1.2 million, a $2.3 million change in fair value of our interest rate swaps, $0.7 million gain on the early redemption of 7¾% Notes and a decrease in our tax provision of $4.7 million.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

NET BROADCAST REVENUE.  Net broadcast revenue decreased $12.3 million, or 12.5%, to $85.6 million for the six months ended June 30, 2009, from $97.9 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $12.2 million, or 12.9%, to $82.5 million for the six months ended June 30, 2009, from $94.7 million for the same period of the prior year.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 43.0% for the six months ended June 30, 2009, from 46.3% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 40.8% for the six months ended June 30, 2009, from 37.9% for the same period of the prior year.  The decline in net broadcast revenue is comprised of a $8.1 million decrease in local advertising revenues across all formats, a $0.5 million decrease in national advertising primarily in our Contemporary Christian Music format, a $2.1 million decrease in national program revenue primarily on our Christian Teaching and Talk format stations, a $1.0 million decrease in infomercial revenue primarily on our Christian Teaching and Talk, News Talk and Spanish Christian Teaching and Talk formats, and a $0.3 million decrease in network revenue.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  The growth of block programming and infomercial revenue has slowed.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue decreased $0.9 million, or 6.2%, to $12.8 million for the six months ended June 30, 2009, from $13.7 million for the same period of the prior year.  The decrease is comprised of a $0.3 million decrease in advertising revenues associated with our internet businesses primarily on OnePlace and a $0.5 million decrease in publishing revenue on Salem Publishing.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $9.6 million, or 15.0%, to $54.1 million for the six months ended June 30, 2009, from $63.7 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $9.9 million, or 16.1%, to $51.5 million for the six months ended June 30, 2009, compared to $61.4 million for the same period of the prior year.  The decline in broadcast operating expenses is comprised of a $7.4 million decrease in personnel related costs, a $1.5 million decrease in advertising expenses, a $0.2 million decrease in production and programming and a $0.2 million reduction in professional services.  The reduction in personnel related costs reflects our overall cost reduction initiative, including a reduction in work force, salary reductions and redemption of accrued vacation benefits required by March 31, 2009.  We expect our staffing levels to remain at reduced levels given the weakened United States economy.  We also expect increasing levels of bad debt charges that may have a material impact on our consolidated financial position, results of operations, and cash flows.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses decreased $1.9 million, or 14.1%, to $11.2 million for the six months ended June 30, 2009, compared to $13.1 million for the same period of the prior year.  The decrease includes a $0.6 million reduction in advertising, promotion and streaming expenses on OnePlace and a $1.2 million decline in personnel and circulation expenses associated with print magazines and books on Salem Publishing.

CORPORATE EXPENSES.  Corporate expenses decreased $3.2 million, or 32.2%, to $6.6 million for the six months ended June 30, 2009, compared to $9.8 million for the same period of the prior year.  The decrease is attributable to an overall cost reduction initiative, including a reduction in work force, salary reductions and redemption of accrued vacation benefits required by June 30, 2009, resulting in a $2.3 million reduction in personnel related costs, and a $0.8 million decrease in non-cash stock based compensation expenses and a $0.2 million decrease in professional services and fees.

DEPRECIATION.  Depreciation expense increased $0.2 million, or 4.0%, to $6.7 million for the six months ended June 30, 2009, compared to $6.5 million for the same period of the prior year.  The increase reflects the impact of recent capital expenditures associated with computer software, data processing and office equipment that have shorter estimated useful lives than towers and broadcast assets.

AMORTIZATION.   Amortization expense decreased $0.3 million, or 25.1%, to $1.0 million for the six months ended June 30, 2009, compared to $1.3 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2008 on intangibles such as advertising agreements and other business contracts that were acquired in 2007 with an estimated useful life of one year.

COST OF DENIED TOWER SITE AND ABANDONED PROJECTS.   Costs associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, which was rejected by the City of Hayward, of $0.9 million were recognized during the six months ended June 30, 2009 along with costs of $0.2 million associated with capital projects that will not be pursued.

IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS.   In accordance with SFAS No. 142, we review the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets on an annual basis or more frequently if conditions indicate that we may have an impairment. During the six months ended June 30, 2009, we recorded an impairment charge of $12.5 million associated with the FCC Licenses and goodwill in the Dallas and Portland markets and an impairment charge of $1.2 million associated with the value of goodwill and Mastheads in the non-broadcast segment.  The impairment charge resulted from weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  We acquired radio stations at various times over the last thirty four years, many of which were amortized prior to the adoption of SFAS No. 142.  As a result, the carrying value of our FCC licenses and goodwill may exceed the fair value in many of our markets.  For the six months ended June 30, 2009 and 2008, the markets for which impairment charges were recorded during 2009 accounted for 15% and 18% of total net revenues.

GAIN (LOSS) ON DISPOSAL OF ASSETS.  The loss on disposal of assets of $1.6 million for the three months ended June 30, 2009, was primarily comprised of the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.  The gain on disposal of assets of $6.0 million for the six months ended June 30, 2008 was primarily comprised of the sale of radio station KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.

OTHER INCOME (EXPENSE).  Interest income of $147,000 for the six months ended June 30, 2009 and $134,000 for the same period of the prior year was interest earned on excess cash.  Interest expense decreased $3.0 million, or 25.3%, to $8.6 million for the six months ended June 30, 2009, compared to $11.6 million for the same period of the prior year due to a lower outstanding debt balance and lower interest rates.  Change in fair value of interest rate swaps of $2.4 million for the six months ended June 30, 2009, represents the change in the fair market value of our swaps.  Other expense, net, decreased to $48,000 from $100,000 primarily due to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.  In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), our benefit from income taxes was $1.0 million for the six months ended June 30, 2009 compared to $5.1 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 29.6% for the six months ended June 30, 2009 compared to 44.2% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $0.1 million, net of taxes, for the six months ended June 30, 2009 includes the operating results of WRFD-AM, Columbus, Ohio.  The income from discontinued operations of $2.1 million, net of taxes, for the six months ended June 30, 2008 includes the pre-tax gain of $2.0 million on the sale of WRRD-AM, Milwaukee, Wisconsin, a $1.4 million pre-tax gain on the sale of WFZH-FM, Milwaukee, Wisconsin, operating results of WRFD-AM in Columbus, Ohio, and operating results of CCM Magazine.

NET INCOME (LOSS).   We recognized a net loss of $2.1 million for the six months ended June 30, 2009 compared to net income of $8.5 million for the same period of the prior year.  This decrease of $10.6 million is primarily due to a decrease in operating income from continuing operations of $20.9 million and income from discontinued operations of $2.0 million, offset by a decrease of interest expense of $3.0 million, a $2.4 million change in fair value of our interest rate swaps, $0.7 million gain on the early redemption of 7¾% Notes and a decrease in our tax provision of $6.1 million.

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

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

STATION OPERATING INCOME.   SOI decreased $2.2 million, or 12.6%, to $15.8 million for the three months ended June 30, 2009, compared to $18.0 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI increased to 36.2% for the three months ended June 30, 2009 from 36.1% for the same period of the prior year.  On a same station basis, SOI decreased $2.1 million, or 12.0%, to $15.6 million for the three months ended June 30, 2009 from $17.7 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 37.0% for the three months ended June 30, 2009 compared to 36.5% for the same period of the prior year.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

STATION OPERATING INCOME.   SOI decreased $2.7 million, or 7.9%, to $31.5 million for the six months ended June 30, 2009, compared to $34.2 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI increased to 36.7% for the six months ended June 30, 2009 from 34.9% for the same period of the prior year.  On a same station basis, SOI decreased $2.3 million, or 6.8%, to $31.0 million for the six months ended June 30, 2009 from $33.3 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 37.6% for the six months ended June 30, 2009 compared to 35.2% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Station operating income	$ 18,033	$ 15,769	$ 34,163	$ 31,456
Plus non-broadcast revenue	7,521	6,545	13,654	12,806
Less non-broadcast operating expenses	(6,847)	(5,439)	(13,087)	(11,237)
Less corporate expenses	(4,482)	(3,271)	(9,759)	(6,614)
Less depreciation and amortization	(3,903)	(3,763)	(7,818)	(7,744)
Less cost of denied tower site and abandoned projects	—	(1,111)	—	(1,111)
Less impairment of goodwill and indefinite-lived assets	—	(13,663)	—	(13,663)
Plus gain (loss) on disposal of assets	(10)	(1,615)	6,004	(1,616)
Operating income (loss)	$ 10,312	$ (6,548)	$ 23,157	$ 2,277

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

Revenue from radio programs and commercial advertising is recognized when the program or commercial is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing.  Our customers principally include not-for-profit charitable organizations and commercial advertisers.  Revenues from the sale of products and services from our non-broadcast businesses are recognized when the products are shipped and the services are rendered. Revenues from the sale of advertising in our publications are recognized upon publication. Revenues from the sale of subscriptions to our publications are recognized over the life of the subscription.  Revenues from book sales are recorded by when shipment occurs.

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

Goodwill and other non-amortizable intangible assets

Approximately 68% of our total assets consist of non-amortizable intangible assets, such as FCC broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property.  FCC licenses are renewed every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.  Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with SFAS No.142, “Goodwill and Other Intangible Assets.”  We do not amortize goodwill or other indefinite lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  The unit of accounting used to test broadcast licenses is the cluster level, which the Company defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, attributable primarily to our non-broadcast operating segment, are tested at the business unit level, which the Company defines by publication or website.

We complete our annual impairment tests in the fourth quarter of each year.  However, based on continued deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 to date and a weakening in prevailing radio station transaction multiples, we concluded that, in connection with preparing its financial statements for the period ended June 30, 2009, an interim valuation pursuant to SFAS No. 142 was appropriate.  We reviewed the financial performance of certain accounting units against established internal benchmarks.  For selected accounting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s).  The accounting units selected were based on declines in projected market revenues and market analysis from industry experts that indicate a more than remote likelihood that a current fair value determination would be less than the carrying value.  As a result of our interim review and valuation, a pre-tax impairment charge of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets was recognized in the second quarter of 2009.

The impairments are driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples, and a higher cost of capital.  The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.  The Company also reviewed goodwill for potential impairment by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill.  For reporting units in which the fair value exceeded the carrying value, no loss was recognized.  For reporting units in which the fair value did not exceed the carrying value, a potential impairment was identified.  The implied value of goodwill for these reporting units was calculated using third-party independent appraisals as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  Based on this review, the Company recorded a pre-tax impairment charge of $0.4 million associated with the value of goodwill in its broadcast segment and a pre-tax impairment charge of $1.2 million associated with the value of goodwill and mastheads in the non-broadcast segment .

Uncertain tax positions

We adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 and accrued liabilities for unrecognized tax benefits in accordance with the provisions.  On the date of adoption we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under SFAS No. 5 Accounting for Contingencies and carried forward from prior years and $2.1 million recognized upon adoption of FIN 48 as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.1 million as of June 30, 2009.

Valuation allowance (deferred taxes)

For financial reporting purposes, we have recorded a valuation allowance of $3.6 million as of June 30, 2009, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit we will receive from such carryforwards.

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

We adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows.  We adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009. This includes applying the provisions of SFAS No. 157 to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. We are currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on our consolidated financial position, results of operations or cash flows

On October 10, 2008, the FASB issued FASB Staff Position SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” referred to as SFAS No. 157-3 in this report.  SFAS 157-3 provides clarification regarding the application of SFAS No. 157 in inactive markets.  The provisions of SFAS No. 157-3 were effective upon issuance.  This Staff Position did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The fair value of our liabilities was impacted by the widening of our credit spread.  The estimated change in the fair value of these liabilities due to such changes as our own credit risk was a benefit of $2.4 million and $2.3 million for the three and six months ended June 30, 2009.  Changes in fair value resulting from changes in instrument specific credit risk were estimated based on comparable credit default swap spreads and interpolated bond yield spread analysis for selected comparable companies.

Our financial liabilities reported at fair value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2009 were as follows:

	As of June 30, 2009
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interest rate swap agreements	—	5,522	—	5,522

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

Stock-Based compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted shares are granted to employees, directors, officers and advisors of the Company.  As of June 30, 2009, a maximum of 3,100,000 shares are authorized under the Plan, of which 1,369,925 are outstanding and 370,738 are exercisable.

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total stock based compensation expense for the three and six months ended June 30, 2009 was $0.1 million and $0.2 million compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2008.  Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment.  We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R).  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions.  We expect to fund future acquisitions from cash on hand, proceeds from debt and equity offerings, operating cash flow and possibly through the sale of income-producing assets.  We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facility and our senior subordinated notes from operating cash flow, and, if necessary, proceeds from the sale of selected assets or radio stations.  Based on the current conditions of the economy and the capital markets and the continuing decline in radio revenues, it may be difficult for us to refinance our pending debt maturities in 2010.  If we are unable to do so, we will be in default under our credit facility and 7¾% Notes.  Should we default, we may need to either obtain additional amendments or waivers from lenders or reorganize our capital structure.

Cash Flows

Cash and cash equivalents were $20.4 million on June 30, 2009 compared to $1.9 million as of December 31, 2008.  As of June 30, 2009, we had negative working capital of $37.9 million compared to positive working capital of $16.2 million at December 31, 2008.  The negative working capital is due to the classification of our Term Loan B as short-term as of March 31, 2009.

Cash Flows from Operating Activities

Our cash flows from continuing operations are primarily derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Net cash provided by operating activities of continuing operations was $22.5 million for the six months ended June 30, 2009 compared to $19.2 million for the same period of the prior year.  The increase of $3.3 million was primarily the result of changes in operating assets and liabilities, a decrease of $8.8 million in net income (loss) from continuing operations, a $13.7 million impairment charge related to the radio broadcasting licenses of our Dallas and Portland markets and goodwill and indefinite-lived intangible assets on our Publishing entity, a $1.1 million project cancellation costs and costs associated with a tower relocation project for radio station KDOW-AM in San Francisco, California, which was rejected by the City of Hayward, and a $7.6 million change in the gain on disposal of assets, offset by a $7.0 million decrease in the deferred income taxes and a $2.4 million change in fair value of our interest rate swaps.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station’s assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $11,000 for the six months ended June 30, 2009 compared to net cash used in investing activities of $19.2 million for the same period of the prior year.  The decrease of $19.2 million was due to a $4.1 million decrease in proceeds from disposal of assets, a $9.6 million decrease in purchases of broadcast assets, a $5.0 million decrease due to the 2008 purchase of real estate from principal shareholders and a $1.2 million non-broadcast business purchases made in the prior year, offset by a $3.4 million decrease in capital expenditures and a $1.7 million reimbursement of tower related costs.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facility, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Cash flows from financing activities decreased to $4.1 million for the six months ended June 30, 2009 from $10.9 million for the same period of the prior year.  This decrease was due to net repayments of debt of $2.5 million during the period compared to $9.3 million in the same period of the prior year, a $1.3 million decrease on payments of our capital lease obligations offset by a $1.3 million payment of costs related to the amendment of our bank credit facility.

Credit facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facility.  The maximum amount that Salem Holding may borrow under our credit facility is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”).  Our credit facility will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt.  The Total Leverage Ratio allowed under the credit facility was 5.75 to 1 as of June 30, 2009.  The ratio will decline again on December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facility.  The Total Leverage Ratio under our credit facility at June 30, 2009, on a pro forma basis, was 5.25 to 1.

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

The credit facility includes a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”). As of June 30, 2009, the borrowing capacity and aggregate commitments were $71.2 million under our term loan B facility and $160.0 million under our term loan C facility.

On June 30, 2009, $71.2 million was outstanding under the term loan B facility, $160.0 million was outstanding under the term loan C facility and no balance was outstanding under the revolving credit facility.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 31, 2010, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding. The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008.  The term loan C facility matures on the earlier of June 30, 2012, or the date that is six months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding.  The credit facility require us, under certain circumstances, to prepay borrowings under the credit facility with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes.  If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facility bears interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread.  For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%.  In each case, the spread is based on the Total Leverage Ratio on the date of determination.  If an event of default occurs, the rate may increase by 2.0%.  At June 30, 2009, the blended interest rate on amounts outstanding under the credit facility was 3.57%.

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

As of June 30, 2009, we were and remain in compliance with all of the covenants under our terms of the credit facility.

Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on 0.25% less than the bank’s prime rate.  As of June 30, 2009, there was no outstanding balance under the Swingline.

As of June 30, 2009, we were and remain in compliance with all of the covenants under the terms of the Swingline.

7¾% Notes.  In December 2002, Salem Holding issued $100.0 million principal amount of 7¾% Notes.  The indenture for the 7¾% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates.  Through the use of an unrestricted subsidiary, we repurchased $9.4 million of our 7¾% Notes for $4.7 million in December 2008.  This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.  As of June 30, 2009, there is $89.7 million of the 7¾% Notes outstanding.  Based on this principal amount, Salem Holding is required to pay $7.0 million per year in interest on the 7¾% Notes.

Through the use of an unrestricted subsidiary, we repurchased $1.0 million of our 7¾% Notes for $0.3 million in April 2009.  This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

As of June 30, 2009, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term obligations

Long-term debt consisted of the following at the balance sheet dated indicated:

	As of December 31, 2008	As of June 30, 2009
	(Dollars in thousands)
Term loans under credit facility	$232,467	$231,267
7¾% senior subordinated notes due 2010	90,605	89,655
Seller financed note to acquire Townhall.com	1,295	—
Capital leases and other loans	1,008	973
	$325,375	$321,895
Less current portion	3,766	72,964
	$321,609	$248,931

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2009:

•

Outstanding borrowings of $231.3 million on term loans with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our Total Leverage Ratio;

•

Swingline credit facility with interest payments due at 0.25% less than the bank’s prime rate;

•

$89.7 million senior subordinated notes with semi-annual interest payments at 7¾%; and

•

Commitment fee of 0.375% on the unused portion of our credit facility.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt.  On April 2, 2009, Moody’s downgraded our credit rating.  Currently, our corporate family rating is B3 and our 7¾% Notes are rated Caa1.  The downgrade was prompted by the impact of the downturn in the economy on our performance, possible inadequate cushion under our financial covenants and refinancing risk associated with our pending debt maturities.  On June 15, 2009, S&P placed our B- credit rating as well as our CCC credit rating on our 7¾% Notes on CreditWatch with negative implications.  This action was based on concerns regarding our need for a comprehensive intermediate-term refinancing.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2009, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders of the Company held on June 3, 2009, the following matters were submitted to a vote of stockholders:

A.      Election of the following nominees as directors of the Company:

1.	Stuart W. Epperson was elected by a vote of	71,885,417	for, with	170,960	against, and	1,959	abstained;
2.	Edward G. Atsinger III was elected by a vote of	72,019,216	for, with	35,061	against, and	4,059	abstained;
3.	David Davenport was elected by a vote of	16,338,469	for, with	167,709	against, and	15,198	abstained;
4.	Roland S. Hinz was elected by a vote of	71,624,326	for, with	431,368	against, and	2,642	abstained;
5.	Judge Paul Pressler was elected by a vote of	15,967,346	for, with	539,672	against, and	14,358	abstained;
6.	Richard A. Riddle was elected by a vote of	72,009,333	for, with	32,544	against, and	16,459	abstained;
7.	Dennis M. Weinberg was elected by a vote of	71,635,975	for, with	405,902	against, and	16,459	abstained;

B.      To approve an amendment to the Company’s Amended and Restated 1999 Stock Incentive Plan (the “Plan”) to extend the expiration date of the Plan for a period of ten (10) years from May 25, 2009, through May 25, 2019:

                  69,045,279 for, with 699,249 against, 2,247 abstaining and 2,311,561 broker non votes.

C.      To re-approve the provision in the Plan establishing the maximum number of shares of Class A common stock available under awards to a single participant in any one calendar year at 100,000:

                  69,043,485 for, with 698,549 against, 4,741 abstaining and 2,311,561 broker non votes

The total number of shares of Class A common stock outstanding as of April 9, 2009, the record date for the Annual Meeting, was 18,120,092, the total number of shares of Class B common stock outstanding as of that date was 5,553,696. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
August 7, 2009
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 7, 2009
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.08.04.01	Amended and Restated 1999 Stock Incentive Plan as amended and restated through June 3, 2009.	8-K	000-26497	06/09/09	10.08.04.01
23.3	Consent of Bond & Pecaro, Inc.	10-Q				X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X

EXHIBIT 23.3

[Bond & Pecaro, Inc. letterhead]

July 31, 2009

VIA E-MAIL:  evanm@salem.cc

Mr. Evan D. Masyr

Vice President of Accounting and Corporate Controller

Salem Communications Corp.

4880 Santa Rosa Road #300

Camarillo, CA  93012

Dear Mr. Masyr:

Bond & Pecaro, Inc. hereby grants permission to Salem Communications Corp. to use the Bond & Pecaro, Inc. name and data from our work product as of June 30, 2009 in public filings with the Securities and Exchange Commission.

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

Date: August 7, 2009

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

Date: August 7, 2009

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Chief Executive Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 7, 2009
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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as Senior Vice President and Chief Financial Officer of Salem Communications Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on his knowledge:

•

the Quarterly report of the Company on Form 10-Q for the period ended June 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

•

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 7, 2009
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer