Form 10-Q
period 2009-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2009-11-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Yes [   ]

No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 2, 2009
Common Stock, $0.01 par value per share	18,120,092 shares

Class B	Outstanding at November 2, 2009
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2008	September 30, 2009
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,892	$31,666
Trade accounts receivable (less allowance for doubtful accounts of $8,821 in 2008 and $9,805 in 2009)	28,530	26,071
Other receivables	304	254
Prepaid expenses	2,540	1,777
Deferred income taxes	5,670	4,247
Assets of discontinued operations	204	204
Total current assets	39,140	64,219
Property, plant and equipment (net of accumulated depreciation of $93,130 in 2008 and $102,363 in 2009)	133,706	123,575
Broadcast licenses	398,135	375,505
Goodwill	18,230	17,642
Other indefinite-lived intangible assets	2,892	1,961
Amortizable intangible assets (net of accumulated amortization of $16,706 in 2008 and $18,072 in 2009)	4,452	3,092
Bond issue costs	268	163
Bank loan fees	981	1,356
Notes receivable	2,881	2,805
Other assets	7,033	4,386
Total assets	$607,718	$594,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$919	$3,040
Accrued expenses	5,748	7,157
Accrued compensation and related expenses	5,463	5,368
Accrued interest	983	2,350
Deferred revenue	5,672	6,051
Income tax payable	346	219
Current portion of long-term debt and capital lease obligations	3,766	72,965
Total current liabilities	22,897	97,150
Long-term debt and capital lease obligations, less current portion	321,609	248,909
Fair value of interest rate swap agreements	7,898	6,364
Deferred income taxes	43,106	36,548
Deferred revenue	7,877	7,829
Other liabilities	1,215	779
Total liabilities	404,602	397,579
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,437,742 issued and 18,120,092 outstanding at December 31, 2008 and at September 30, 2009	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding shares at December 31, 2008 and September 30, 2009	56	56
Additional paid-in capital	228,251	228,630
Retained earnings	10,452	3,688
Treasury stock, at cost (2,317,650 shares at December 31, 2008 and September 30, 2009)	(34,006)	(34,006)
Accumulated other comprehensive loss	(1,841)	(1,447)
Total stockholders’ equity	203,116	197,125
Total liabilities and stockholders’ equity	$607,718	$594,704
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net broadcast revenue	$ 47,371	$ 41,994	$ 145,226	$ 127,595
Non-broadcast revenue	7,057	6,856	20,711	19,662
Total revenue	54,428	48,850	165,937	147,257
Operating expenses:
Broadcast operating expenses, exclusive of depreciation and amortization shown below (including $312 and $312 for the quarter ended September 30, 2008 and 2009, respectively, and $945 and $934 for the nine months ended September 30, 2008 and 2009, respectively, paid to related parties)	30,942	26,914	94,634	81,059
Non-broadcast operating expenses, exclusive of depreciation and amortization shown below	6,477	6,163	19,564	17,400
Corporate expenses, exclusive of depreciation and amortization shown below (including $20 and $0 for the quarter ended September 30, 2008 and 2009, respectively, and $152 and $112 for the nine months ended September 30, 2008 and 2009, respectively, paid to related parties)	6,555	3,440	16,314	10,054
Depreciation (including $455 and $510 for the quarter ended September 30, 2008 and 2009, respectively, and $1,100 and $1,469 for the nine months ended September 30, 2008 and 2009, respectively for non-broadcast businesses)	3,506	3,345	9,983	10,084
Amortization (including $705 and $314 for the quarter ended September 30, 2008 and 2009, respectively, and $2,003 and $1,304 for the nine months ended September 30, 2008 and 2009, respectively for non-broadcast businesses)	712	334	2,053	1,339
Cost of denied tower site and abandoned projects	—	—	—	1,111
Impairment of goodwill and indefinite-lived assets	20,320	14,146	20,320	27,809
(Gain) loss on disposal of assets	142	54	(5,862)	1,670
Total operating expenses	68,654	54,396	157,006	150,526
Operating income (loss) from continuing operations	(14,226)	(5,546)	8,931	(3,269)
Other income (expense):
Interest income	47	91	181	238
Interest expense	(5,453)	(4,291)	(17,015)	(12,929)
Change in fair value of interest rate swaps	—	(842)	—	1,534
Gain on bargain purchase	—	1,634	—	1,634
Gain on early redemption of long-term debt	—	—	—	660
Other income (expense), net	278	(24)	178	(72)
Loss from continuing operations before income taxes	(19,354)	(8,978)	(7,725)	(12,204)
Benefit from income taxes	(8,235)	(4,317)	(3,100)	(5,272)
Loss from continuing operations	(11,119)	(4,661)	(4,625)	(6,932)
Income from discontinued operations, net of tax	77	25	2,130	168
Net loss	$ (11,042)	$ (4,636)	$ (2,495)	$ (6,764)
Other comprehensive loss, net of tax	(297)	—	(480)	—
Comprehensive loss	$ (11,339)	$ (4,636)	$ (2,975)	$ (6,764)

Basic earnings (loss) per share data:
Loss per share from continuing operations	$ (0.47)	$ (0.19)	$ (0.20)	$ (0.29)
Income per share from discontinued operations	—	—	0.09	0.01
Basic loss per share	$ (0.47)	$ (0.19)	$ (0.11)	$ (0.28)

Diluted earnings (loss) per share data:
Loss share from continuing operations	$ (0.47)	$ (0.19)	$ (0.20)	$ (0.29)
Income per share from discontinued operations	—	—	0.09	0.01
Diluted loss per share	$ (0.47)	$ (0.19)	$ (0.11)	$ (0.28)

Basic weighted average shares outstanding	23,673,788	23,933,940	23,670,455	23,760,505
Diluted weighted average shares outstanding	23,673,788	23,933,940	23,670,455	23,760,505

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
OPERATING ACTIVITIES
Loss from continuing operations	$(4,625)	$(6,932)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	3,330	379
Depreciation and amortization	12,036	11,423
Amortization of bond issue costs and bank loan fees	870	1,022
Amortization and accretion of financing items	41	5
Provision for bad debts	3,464	3,568
Deferred income taxes	(1,929)	(4,741)
Change in fair value of interest rate swaps	—	(1,534)
Cost of denied tower site and abandoned projects	—	1,111
Impairment of goodwill and indefinite-lived assets	20,320	27,809
(Gain) loss on disposal of assets	(5,862)	1,670
Gain on bargain purchase	—	(1,634)
Gain on early redemption of long-term debt	—	(660)
Changes in operating assets and liabilities:
Accounts receivable	(2,733)	(1,059)
Prepaid expenses and other current assets	(187)	777
Accounts payable and accrued expenses	4,052	4,796
Deferred revenue	2,220	401
Other liabilities	41	(527)
Income taxes payable	(75)	(128)
Net cash provided by continuing operating activities	30,963	35,746
INVESTING ACTIVITIES
Capital expenditures	(7,944)	(2,995)
Deposits on radio station acquisitions	(2,725)	2,725
Purchase of broadcast businesses	(12,315)	(3,745)
Purchase of non-broadcast businesses	(1,337)	—
Purchase of real estate from principal stockholders	(5,013)	—
Proceeds from the disposal of assets	6,253	353
Reimbursement of tower relocation costs	—	1,742
Other	91	(82)
Net cash used in investing activities of continuing operations	(22,990)	(2,002)
FINANCING ACTIVITIES
Payments of costs related to amendment of bank credit facility	—	(1,292)
Payments to redeem 7 3/4% Notes	—	(290)
Proceeds from borrowings under credit facilities	15,000	—
Payments of long-term debt and notes payable	(29,210)	(2,497)
Net borrowings and repayment on swingline credit facility	(2,952)	—
Tax benefit related to stock options exercised	(1)	—
Payments on capital lease obligations	(1,363)	(59)
Book overdraft	(465)	—
Net cash used in financing activities	(18,991)	(4,138)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(1,095)	168
Investing cash flows	11,850	—
Net cash provided by discontinued operations	10,755	168
Net increase (decrease) in cash and cash equivalents	(263)	29,774
Cash and cash equivalents at beginning of year	447	1,892
Cash and cash equivalents at end of period	$184	$31,666
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$14,434	$10,471
Income taxes	$418	$318
Non-cash investing and financing activities:
Notes receivable acquired in exchange for radio station	$1,500	$—

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

Information with respect to the three and nine months ended September 30, 2008 and 2009 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

The balance sheet at December 31, 2008 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

NOTE 2. RECLASSIFICATIONS

Certain items shown in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 3.  IMPAIRMENT OF LONG-LIVED ASSETS

We account for goodwill and other indefinite lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations with similar economic characteristics operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, attributable primarily to the non-broadcast reporting unit, are tested at the business unit level, which we define by publication or website.

We complete our annual impairment tests in the fourth quarter of each year.  However, based on continued deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we concluded that an interim valuation was appropriate in connection with preparing our financial statements for the period ended September 30, 2009.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations.  If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future.  The fair value measurements for our indefinite lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.  The unobservable inputs are under defined FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 13 to our Condensed Consolidated Financial Statements. When performing our impairment testing for FCC licenses we reviewed the financial performance of the market clusters against established internal benchmarks.  The first step of our impairment testing process compared the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differ.  We have historically discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions, including declines in market values associated with radio station sales.  If the discounted prior period fair value exceeded the carrying value of the FCC licenses, the assets were deemed not to be impaired.  For our impairment review completed as of the reporting period ended September 30, 2009, we did not discount the prior period appraised fair value of any market cluster as in most markets the carrying value has been reduced to equal the fair value.  Due to the number of recent appraisals, we compared actual revenues as of the period end to the projected revenues used in the most recent appraisals.  Markets with actual operating results that exceeded the projections were deemed not to be impaired.

The second step of our impairment testing process compared the carrying value of the FCC licenses for each market cluster to the station operating income (“SOI”) for each market as of the period end.  The SOI as calculated was then annualized, thereby assuming that the declines experienced in the current year-to-date amounts are likely to continue throughout the remainder of the calendar year.  If the carrying value of the FCC licenses was less than six times the annualized SOI, the FCC license was deemed not to be impaired.  As radio stations are typically sold on the basis of a multiple of projected operating income usually in excess of eight, we believe that a benchmark of six appears conservative even in today’s market.  We evaluate the SOI multiples used in our testing based on market data available as of each testing date.

For the market clusters that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s).  Bond & Pecaro utilized an income approach to value the FCC licenses.  The income approach measures the expected economic benefits that the FCC licenses provides and discounts these future benefits using a discounted cash flow analysis.  The discounted cash flow analysis assumes that the FCC licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the FCC license.  The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate.  The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business.  The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment as of September 30, 2009 were as follows:

	Broadcast Licenses	Goodwill

As of September 30, 2009:
Discount rate	9.5%	9.5%
2010 Market growth rates	(2.0%)	(2.0%)
Out-year market growth range	0.4% - 0.6%	0.4% - 0.6%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 40.7%	4.7% - 40.7%

We also test goodwill balances within the broadcast segment for impairment on an annual basis and between annual tests when there are indications of impairment.  The first step of our goodwill impairment test, used to identify potential impairment, compared the discounted prior period appraised fair value of the market cluster to the carrying value of the market cluster, including goodwill.  If the discounted prior period appraised fair value exceeded the carrying value, goodwill was deemed not to be impaired.  For market clusters that were not appraised, we determined the implied fair value of the market cluster as a multiple of SOI as noted in our second test of the FCC license value.  If the carrying value of the market cluster exceeded the discounted prior period appraised value or the implied fair value as determined, a second test was applied.

The second test of the goodwill impairment test, used to measure the impairment loss, compared either the discounted prior period appraised value or the implied fair value of the market cluster to the carrying value of the market cluster.  If the carrying value exceeded these amounts, a loss was recognized in an amount equal to the excess.  For the reporting period ended September 30, 2009, no market clusters were subject to the second test and there was no goodwill impairment.

 The results of our impairment testing process for our broadcast segment as of September 30, 2009 were as follows:

	As of the testing period ended September 30, 2009
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	1.1%
Atlanta, GA	Yes	0.0%	(1)
Detroit, MI	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Cleveland, OH	Yes	0.0%	(1)
Note (1) Markets with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

As a result of our interim review and valuation for the testing period ended September 30, 2009,we recognized a pre-tax impairment charge of $14.1 million associated with the value of broadcast licenses in the Cleveland, Atlanta, Detroit and Portland markets.  These charges are in addition to a pre-tax impairment charge of $12.5 million associated with the value of broadcast licenses and goodwill in the Dallas and Portland markets that were recognized as of the testing period ended June 30, 2009.  The impairments are driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital.  The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.

When performing our impairment testing for our non-broadcast non-amortizable intangible assets, we reviewed the financial performance of the reporting unit against established internal benchmarks.  The first step of our impairment testing process compared the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differed.  We have historically discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions.  If the discounted fair value exceeded the carrying value of the non-amortizable intangible assets, the assets were deemed not to be impaired. For our impairment review completed as of the reporting period ended September 30, 2009, we discounted the June 2009 appraised value of CCM by 25%.  There was no impairment based on this test.

The second step of our impairment testing process compared the carrying value of the non-amortizable intangible assets, specifically mastheads and goodwill, for each reporting unit as of the testing date to the enterprise value.  Enterprise value is defined as six times the net operating income for each reporting unit as of the trailing 12 months plus the net book value of the property, plant and equipment of the operating unit.   For the testing period ended September 30, 2009, we used the net operating income for each reporting unit for the nine months ended September 30, 2009 and then annualized this amount, thereby assuming the declines experienced in the current year-to-date amounts are likely to continue throughout the remainder of the calendar year.  As media entities are typically sold on the basis of a multiple of projected operating income, usually in excess of eight, we believe that a benchmark of six appears conservative even in today’s market.  We evaluate the multiples used in our testing based on market data available as of each testing date.  If the carrying value of the intangibles is less than the enterprise value, the intangible assets are deemed not to be impaired.

For the reporting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s).  Bond & Pecaro utilized an income approach to estimate the fair value of the businesses.  The income approach measures the expected economic benefits these assets bring to the holder.  The fair value of the business may be expressed by discounting these future benefits.  The discounted cash flow model incorporated variables such as projected revenues, operating cash flow margins, and a discount rate.  The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business.  The discounted cash flow projection period was determined to be ten years; which is typically the time media and technology property investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment as of September 30, 2009 were as follows:

	Other indefinite-lived intangible assets	Goodwill

As of September 30, 2009:
Discount rate	17.0%	17.0%
Operating cash flow growth rate	3.5%	3.5%
Long-term growth rate	3.5%	3.5%

We also test goodwill balances within the non-broadcast segment for impairment on an annual basis and between annual dates when there are indications of impairment.  The first step of the goodwill impairment test is used to identify potential impairment; by comparing the discounted prior period appraised fair value of the reporting unit to the carrying value of the reporting unit including goodwill.  If the discounted prior period appraised fair value exceeded the carrying value, goodwill was deemed not to be impaired.  For reporting units that are not appraised, we used the implied fair value of the reporting unit, or enterprise value, as noted in our second test of the internal review.  If the implied fair value exceeded the carrying value, goodwill was deemed not to be impaired.  If these criteria are not met, a second test was applied.

The second test of the goodwill impairment test, used to measure the impairment loss, compared either the discounted prior period appraised value or the implied fair value of the reporting unit to the carrying value of the reporting unit.  If the carrying value exceeded these amounts, a loss was recognized in an amount equal to the excess.  For the reporting period ended September 30, 2009, no reporting units were subject to the second test and there was no goodwill impairment.

The results of our impairment testing process for our non-broadcast segment as of September 30, 2009 were as follows:

	As of the testing period ended September 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Web Network	Yes	35.5%
Townhall.com	Yes	57.0%

As a result of our interim review and valuation for the testing period ended September 30, 2009, there was no pre-tax impairment charge associated with the value of non-broadcast non-amortizable intangible assets.  However, we did recognize a $1.2 million charge as of the testing period ended June 30, 2009 related to the value of mastheads and goodwill in our non-broadcast segment.

The economic downturn over the last two years has negatively impacted our ability to generate revenues.  The discount rate assumptions used are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.  Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues.  Our radio stations are to varying degrees dependent upon advertising for their revenues.  Our non-broadcast operating entities are also dependent upon advertising revenue.  Included in our broadcast valuation estimates, are a 2% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 0.6% increase in 2011 as compared to 2010.  Included in our non-broadcast valuation estimates are projected profit margins of 8.9% to 27.4% as of the end of 2009 declining to 11.5% to 27.0% projected for 2010, projecting a return of up to 27.4% as of 2012. Declines in excess of these amounts, declines that extend beyond calendar year 2010, and/or failure to achieve the anticipated growth rates may result in future impairment losses, the amount of which may be material.

NOTE 4. SIGNIFICANT TRANSACTIONS

On February 2, 2009, we received reimbursement from the Port of Seattle of approximately $1.7 million of costs associated with a tower relocation project.  The tower relocation began in 2001 as a result of the City’s use of eminent domain in which the existing tower land was seized.

On March 31, 2009, we completed the purchase of radio station WAMD-AM in Aberdeen, Maryland for $2.7 million.  The purchase price had been paid into an escrow account on July 18, 2008.  The accompanying Condensed Consolidated Statements of Operations includes the operating results of this radio station as of the acquisition date.  All expenses associated with this purchase were expensed in accordance with FASB ASC Topic 805 “Business Combinations.”  The business combination does not meet the materiality threshold for pro-forma disclosures.

On July 24, 2009, we completed the purchase of radio station WZAB-AM in Miami, Florida for $1.0 million.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this radio station as of the acquisition date.  The business combination does not meet the materiality threshold for pro-forma disclosures.

In accordance with FASB ASC Topic 805, effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase.  Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued.  We underwent such a reassessment, and as a result, have recorded a gain on the bargain purchase of WZAB-AM in Miami, Florida, of $1.6 million.  If new information is obtained within the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will retrospectively adjust the amounts recognized as of the acquisition date.  We believe that the gain on bargain purchase resulted from various factors that may have impacted the acquisition price of WZAB-AM, including, without limitation, that the previous owner of the license for WZAB-AM did not have the technical facilities from which to broadcast.

A summary of our acquisitions for the nine months ended September 30, 2009, none of which were material to our consolidated financial position as of the date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
March 31, 2009	WAMD-AM, Aberdeen, Maryland	$2,725
July 24, 2009	WZAB-AM, Miami, Florida	1,020
		$3,745

Under the acquisition method of accounting, in accordance with FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.  We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets from Bond & Pecaro as of the acquisition date for each of the transactions noted.

The estimated fair value of the total acquisition consideration was allocated to the total assets acquired as follows:

Total Assets Acquired
(Dollars in thousands)
Asset
Property and equipment	$213
FCC License	5,166
$5,379

On June 1, 2009 we completed the sale of radio station KPXI-FM in Tyler-Longview, Texas for $0.4 million which resulted in a pre-tax loss of $1.6 million.  The operating results of KPXI-FM were excluded from the Condensed Consolidated Statements of Operations as of the date of the sale.

Discontinued Operations:

We entered a plan to sell all radio stations in the Milwaukee market during 2007.  We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  We entered into an LMA with the buyer of WFZH-FM effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the Milwaukee stations as a discontinued operation for the three and nine months ended September 30, 2008.

We ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of this date.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the three and nine months ended September 30, 2008.

On July 31, 2008, we entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million.  As a result of the sale, we will exit the Columbus, Ohio market.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the entity as a discontinued operation for the three and nine months ended September 30, 2008 and 2009.  The sale is subject to the approval of the FCC and is expected to close in the second half of 2009.  As of December 31, 2008 and September 30, 2009, assets held for sale include the property and equipment to be sold with the Columbus, Ohio station of $0.2 million.

The following table sets forth the components of income from discontinued operations, net of tax, for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Net revenue	$470	$374	$2,145	$1,115
Operating expenses	464	311	1,926	882
Operating income	$6	$63	$219	$233
Gain on sale of radio station assets	102	—	3,360	—
Income from discontinued operations	$108	$63	$3,579	$233
Provision for income taxes	31	38	1,449	65
Income from discontinued operations, net of tax	$77	$25	$2,130	$168

NOTE 5. STOCK INCENTIVE PLAN

The Company has one stock option plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options and restricted shares to employees, directors, officers and advisors of the Company.  A maximum of 3.1 million shares are authorized under the Plan.  Options generally vest over a four year period and have a maximum term of five years from the vesting date.  The Plan provides that vesting may be accelerated in certain corporate transactions of the Company.  The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.  We recognize non-cash stock based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation.”

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 1,818	$ 79	$ 2,763	$ 193
Restricted stock units compensation expense included in corporate expenses	10	—	36	—
Stock option compensation expense included in broadcast operating expenses	130	27	393	111
Stock option compensation expense included in non-broadcast operating expenses	57	43	138	75
Total stock-based compensation expense, pre-tax	$ 2,015	$ 149	$ 3,330	$ 379
Tax benefit from stock-based compensation expense	(809)	(88)	(1,407)	(170)
Total stock-based compensation expense, net of tax	$ 1,206	$ 61	$ 1,923	$ 209

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

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options.  The expected volatility reflects the consideration of the historical volatility of the Company stock as determined by the closing price over a six to twelve year term that is generally commensurate with the expected term of the option.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.  The weighted-average assumptions used to estimate the fair value of stock options granted using the Black-Scholes option valuation model were as follows for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Expected volatility	—%	89.84%	44.58%	76.54%
Expected dividends	—%	0.00%	3.90%	0.00%
Expected term (in years)	— %	7.5	8.5	6.1
Risk-free interest rate	—%	3.06%	3.11%	2.30%

Stock option information with respect to our stock-based compensation plan for the nine months ended September 30, 2009 is as follows (dollars in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	562,175	$ 14.56	$ 9.11	4.0 years	$ —
Granted	876,000	0.61	0.46		1,441
Exercised	—	—	—		—
Forfeited or expired	(111,100)	16.37	10.77		16
Outstanding at September 30, 2009	1,327,075	5.20	3.27	5.1 years	1,426
Exercisable at September 30, 2009	319,638	15.17	9.21	2.9 years	—

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding our restricted stock grants for the nine months ended September 30, 2009 is as follows (dollars in thousands, except per share amounts):

Restricted Stock	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-Vested at January 1, 2009	—	$ —	$ —	—	$ —
Granted	5,000	—	0.36		11
Vested	—	—	—		—
Forfeited	—	—	—		—
Non-Vested at September 30, 2009	5,000	—	0.36	0.4 years	11

As of September 30, 2009, there was $0.4 million of total unrecognized compensation expense related to non-vested awards of stock options and restricted shares.  This cost is to be recognized over a weighted average period of 1.2 years.

NOTE 6. OTHER COMPREHENSIVE LOSS

We recognized the gains and losses on the effective portion of our interest rate swap derivative instruments that were designated as, and qualified as, cash flow hedges as a component of Other Comprehensive Loss as defined by FASB ASC Topic 220 “Comprehensive Income.”  On October 1, 2008, we elected a one-month reset on our Term Loan C, rather than the previously elected three month reset period.  As a result, our interest rate swap derivative instruments, which contain a three month reset period, were no longer effective and no longer qualified for cash flow hedge accounting.  Changes in the fair value of our swaps as of this date are reported in current period income or loss.

Other comprehensive loss reflects changes in the fair value of each of our three cash flow hedges for the time that the cash flow hedges qualified as effective as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in Thousands)
Mark-to-market gain (loss)	$(495)	$—	$(800)	$—
Less tax provision (benefit)	198	—	320	—
Other comprehensive loss	$(297)	$—	$(480)	$—

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB ASC Topic 820-10 (“FASB ASC 820-10”).  The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available.  The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 created FASB ASC Topic 105-10 (“FASB ASC 105-10”).  FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).  This standard had no impact on our condensed consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), codified in FASB ASC Topic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued.  We adopted SFAS No. 165 upon issuance.  This standard had no impact on our condensed consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2 and SFAS 124-2”), which is codified in FASB ASC Topic 320-10. FSP No. SFAS 115-2 and SFAS 124-2 provides guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements.  We adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009.  This FSP had no impact on our condensed consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. SFAS 107-1 and APB 28-1”). FSP No. SFAS 107-1 and APB 28-1, which is codified in FASB ASC Topic 825-10-50, require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  We adopted FSP No. SFAS 107-1 and APB 28-1 beginning April 1, 2009.  This FSP had no impact on our condensed consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  We adopted FSP No. SFAS 157-4 beginning April 1, 2009.  This FSP had no impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. SFAS 141(R)-1”). FSP No. SFAS 141(R)-1, which is codified in FASB ASC Topic 805, Business Combinations , addresses application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  We adopted FSP No. SFAS 141(R)-1 upon issuance.  This FSP had no impact on our condensed consolidated financial position, results of operations or cash flows.

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.”  As a result, $2.0 million and $3.3 million of stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2008, respectively, in comparison to $0.1 million and $0.4 million for the three and nine months ended September 30, 2009.

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

There is $90.6 million and $89.7 million outstanding on the 7¾% Notes as of December 31, 2008 and September 30, 2009, respectively.

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2008	As of September 30, 2009
	(Dollars in thousands)
Term loans under credit facility	$232,467	$231,267
7¾% senior subordinated notes due 2010	90,605	89,655
Seller financed note to acquire Townhall.com	1,295	—
Capital leases and other loans	1,008	952
	$325,375	$321,874
Less current portion	3,766	72,965
	$321,609	$248,909

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2009 for each of the next five years and thereafter are as follows:

Twelve Months Ended September 30,	Amount
(Dollars in thousands)
2010	$72,965
2011	248,111
2012	84
2013	55
2014	43
Thereafter	616
$321,874

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

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2009
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$10,938	$(9,760)	$1,178
Domain and brand names	5,577	(4,007)	1,570
Favorable and assigned leases	1,581	(1,348)	233
Other amortizable intangible assets	3,068	(2,957)	111
	$21,164	$(18,072)	$3,092

	As of December 31, 2008
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$10,938	$(9,292)	$1,646
Domain and brand names	5,570	(3,320)	2,250
Favorable and assigned leases	1,581	(1,296)	285
Other amortizable intangible assets	3,069	(2,798)	271
	$21,158	$(16,706)	$4,452

Based on the amortizable intangible assets as of September 30, 2009, we estimate amortization expense for the next five years to be as follows:

Twelve Months Ending December 31,	Estimated future Amortization Expense
(Dollars in thousands)
2009 (Oct 1 – Dec 31)	$334
2010	1,203
2011	611
2012	245
2013	122
Thereafter	577
Total	$3,092

NOTE 11. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period.  Diluted earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 610,550 and 1,327,075 shares of Class A common stock and unvested restricted stock shares of 5,000 were outstanding at September 30, 2008 and 2009, respectively.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computation of diluted net loss per share because their effect would be anti-dilutive.  There were no dilutive shares on September 30, 2008 and 2009, respectively.

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

Under FASB ASC Topic 815 “Derivatives and Hedging” the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.99% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2009 was approximately $0.3 million and $0.9 million, respectively, as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of September 30, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $2.3 million.  The ineffective portion of this swap reported in expenses for the three months ended September 30, 2009 was $0.3 million.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings for the three months ended September 30, 2009 in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  As of September 30, 2009, we had $0.3 million of accrued interest expense associated with this interest rate swap.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On April 26, 2005, we entered into a second interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.70% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2009 was approximately $0.3 million and $0.8 million, respectively, as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of September 30, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $2.1 million.  The ineffective portion of this swap reported in expenses for the three months ended September 30, 2009 was $0.3 million.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings for the three months ended September 30, 2009 in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  As of September 30, 2009, we had $0.3 million of accrued interest expense associated with this interest rate swap.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we will pay a fixed interest rate of 4.53% as compared to LIBOR on a bank credit facility borrowing.  Interest expense for the three and nine months ended September 30, 2009 was approximately $0.3 million and $0.8 million, respectively, as a result of the difference between the interest rates.  Effective on October 1, 2008, we elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contains a three month reset period, the swap is no longer effective and no longer qualifies as a cash flow hedge.  As the interest charges to which this hedge relate are still expected to occur, all of the accumulated losses associated with this contract through September 30, 2008 will remain in accumulated other comprehensive income and be recognized pro-ratably over the interest term.  Changes in the fair value of this swap as of October 1, 2008 will no longer be deferred in other comprehensive income, but rather impact current period income.  As of September 30, 2009, we recorded a liability for the fair value of the interest rate swap of approximately $2.0 million.  The ineffective portion of this swap reported in expenses for the three months ended September 30, 2009 was $0.3 million.  An additional $0.1 million of accumulated other comprehensive loss was reclassified into earnings for the three months ended September 30, 2009 in order to recognize the impact over the same periods in which the hedged transaction affects earnings.  As of September 30, 2009, we had $0.3 million of accrued interest expense associated with this interest rate swap.  The effective date of this interest rate swap was July 1, 2006 and the expiration date is July 1, 2012.

NOTE 13. FAIR VALUE ACCOUNTING

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements.  The provision applies to other accounting pronouncements that require or permit fair value measurements.  We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008.  The adoption had a material impact on our consolidated financial position, results of operations or cash flows.  We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB ASC Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

The fair value provisions include guidance on how to estimate the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price.  If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.  The requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.

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

FASB ASC Topic 820 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value.  This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.  The three broad levels of inputs defined by the FASB ASC Topic 820 hierarchy are as follows:

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

As a result of the adoption of the fair value provisions, we modified the assumptions used in measuring the fair value of our derivative positions.  Specifically, we now include the impact of our own credit risk on derivative liabilities measured at fair value as defined.  Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter derivatives, where the base valuation uses market parameters based on LIBOR interest rate curves.  Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market value of the credit risk of the counterparty in order to estimate the fair value of such an item.  Bilateral or “own” credit risk adjustments are applied to our own credit risk when valuing derivatives measured at fair value.  Credit adjustments consider the estimated future cash flows between the Company and its counterparties under the terms of the instruments and affect the credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability.

The fair value of our liabilities was impacted by our credit ratings as established by agencies such as Moody’s Investor Services (“Moody’s) and Standard & Poor’s (“S&P”).  The estimated change in the fair value of these liabilities, including the credit risk and all other market variables, was a loss of $0.8 million for the three months ended September 30, 2009 and a gain of $1.5 million for the nine months ended September 30, 2009.

As of September 30, 2009, each major category of assets measured at fair value on a non-recurring basis is categorized as follows:

	Total	Level 1	Level 2	Level 3

As of September 30, 2009:	(Dollars in thousands)
Non-recurring assets subject to fair value measurement:
Broadcast licenses	$ 375,505	—	—	$ 375,505
Goodwill	17,642	—	—	17,642
Other indefinite-lived intangible assets	1,961	—	—	1,961
Total	$ 395,108	—	—	$ 395,108

As of September 30, 2009, the financial liabilities reported at fair value in the accompanying Condensed Consolidated Balance Sheets were as follows:

	Total	Level 1	Level 2	Level 3

As of September 30, 2009:	(Dollars in thousands)
Interest rate swap agreements	$ 6,364	—	$ 6,364	—
Total	$ 6,364	—	$ 6,364	—

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facility for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facility for a four year period.  Both interest rate caps are at 7.25%.  The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  Interest expense of approximately $174 and $2 was recognized during the three and nine months ended September 30, 2009, respectively, in comparison to $12,000 and $9,000 for the three and nine months ended September 30, 2008, respectively, related to the interest rate caps.

NOTE 14.  INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  Upon the adoption of the provisions on January 1, 2007 we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.3 million as of September 30, 2009.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. Also, the Company maintains insurance which may provide coverage for such matters.  Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our consolidated financial position, results of operations or cash flows.

NOTE 16. SEGMENT DATA

FASB ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments.  We have one reportable operating segment - radio broadcast.  The remaining non-reportable segments consist of Salem Web Network TM and Salem Publishing, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated in the following tables as non-broadcast.  The radio broadcast segment also operates various radio networks.

Management uses operating income before depreciation, amortization, impairments of goodwill and indefinite-lived assets, (gain) loss on disposal of assets, and costs of denied towers and abandoned projects as its measure of profitability for purposes of assessing performance and allocating resources.

NOTE 16. SEGMENT DATA (CONTINUED)

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
Three Months Ended September 30, 2008
Net revenue	$47,371	$7,057	$—	$54,428
Operating expenses	30,942	6,477	6,555	43,974
Operating income (loss) before depreciation, amortization, impairment of goodwill and indefinite-lived assets and gain (loss) on disposal of assets	$16,429	$580	$(6,555)	$10,454
Depreciation	2,729	455	322	3,506
Amortization	3	705	4	712
Impairment of goodwill and indefinite-lived assets	20,320	—	—	20,320
(Gain) loss on disposal of assets	123	19	—	142
Operating income (loss) from continuing operations	$(6,746)	$(599)	$(6,881)	$(14,226)

Three Months Ended September 30, 2009
Net revenue	$41,994	$6,856	$—	$48,850
Operating expenses	26,914	6,163	3,440	36,517
Operating income (loss) before depreciation, amortization, impairment of goodwill and indefinite-lived assets and gain (loss) on disposal of assets	$15,080	$693	$(3,440)	$12,333
Depreciation	2,572	510	263	3,345
Amortization	19	314	1	334
Impairment of goodwill and indefinite-lived assets	14,146	—	—	14,146
(Gain) loss on disposal of assets	54	—	—	54
Operating income (loss) from continuing operations	$(1,711)	$(131)	$(3,704)	$(5,546)

Nine Months Ended September 30, 2008
Net revenue	$145,226	$20,711	$—	$165,937
Operating expenses	94,634	19,564	16,314	130,512
Operating income (loss) before depreciation, amortization, impairment of goodwill and indefinite-lived assets and gain (loss) on disposal of assets	$50,592	$1,147	$(16,314)	$35,425
Depreciation	7,918	1,100	965	9,983
Amortization	40	2,003	10	2,053
Impairment of goodwill and indefinite-lived assets	20,320	—	—	20,320
(Gain) loss on disposal of assets	(5,887)	24	1	(5,862)
Operating income (loss) from continuing operations	$28,201	$(1,980)	$(17,290)	$8,931

Nine Months Ended September 30, 2009
Net revenue	$127,595	$19,662	$—	$147,257
Operating expenses	81,059	17,400	10,054	108,513
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of goodwill and indefinite-lived assets and gain (loss) on disposal of assets	$46,536	$2,262	$(10,054)	$38,744
Depreciation	7,825	1,469	790	10,084
Amortization	27	1,304	8	1,339
Cost of denied tower site and abandoned projects	1,111	—	—	1,111
Impairment of goodwill and indefinite-lived assets	26,650	1,159	—	27,809
(Gain) loss on disposal of assets	1,661	11	(2)	1,670
Operating income (loss) from continuing operations	$9,262	$(1,681)	$(10,850)	$(3,269)

December 31, 2008
Total property, plant and equipment, net	$117,528	$6,176	$10,002	$133,706
Goodwill	4,361	13,861	8	18,230

September 30, 2009
Total property, plant and equipment, net	$107,901	$5,645	$10,029	$123,575
Goodwill	4,003	13,631	8	17,642

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION

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

The restricted net assets of Salem Holding as of September 30, 2009 amounted to $308.5 million.  Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $20.1 million of amounts due from CCM as of September 30, 2009.  On December 12, 2008, the Company formed SIC, a wholly-owned unrestricted subsidiary of Salem Communications Corporation.  The restricted net assets of Salem Holding as of December 31, 2008 amounted to $298.8 million.  Included in intercompany receivables of Salem Holding presented in the consolidating balance sheet below is $18.9 million of amounts due from CCM as of December 31, 2008.

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(Dollars in thousands)

	As of September 30, 2009
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	SIC	Media	Salem Holding	Adjustments	Consolidated
Current assets:
Cash and cash equivalents	$ —	$—	$ 106	$ 31,560	$ —	$ 31,666
Trade accounts receivable, net	—	—	123	25,948	—	26,071
Other receivables	—	—	3	251	—	254
Prepaid expenses	—	—	194	1,583	—	1,777
Deferred income taxes	—	—	53	4,194	—	4,247
Assets of discontinued operations	—	—	—	204	—	204
Total current assets	—	—	479	63,740	—	64,219
Investment in subsidiaries	302,186	—	—	—	(302,186)	—
Property, plant and equipment, net	—	—	504	123,071	—	123,575
Broadcast licenses	—	—	—	375,505	—	375,505
Goodwill	—	—	483	17,159	—	17,642
Other indefinite-lived intangible assets	—	—	1,961	—	—	1,961
Amortizable intangible assets, net	—	—	256	2,836	—	3,092
Bond issue costs	—	—	—	163	—	163
Bank loan fees	—	—	—	1,356	—	1,356
Intercompany receivables	—	5	—	125,426	(125,431)	—
Notes receivable	—	—	—	2,805	—	2,805
Other assets	—	—	12	4,374	—	4,386
Total assets	$ 302,186	$ 5	$ 3,695	$ 716,435	$ (427,617)	$ 594,704

Current liabilities:
Accounts payable	$ —	$ —	$ 177	$ 2,863	$ —	$ 3,040
Accrued expenses	—	—	566	6,591	—	7,157
Accrued compensation and related expenses	—	—	142	5,226	—	5,368
Accrued interest	—	—	—	2,350	—	2,350
Deferred revenue	—	—	2,238	3,813	—	6,051
Income taxes payable	—	—	2	217	—	219
Current maturities of long-term debt	—	—	—	72,965	—	72,965
Total current liabilities	—	—	3,125	94,025	—	97,150
Intercompany payables	105,358	5	20,068	—	(125,431)	—
Long-term debt	—	—	—	248,909	—	248,909
Fair value of interest rate swap agreements	—	—	—	6,364	—	6,364
Deferred income taxes	(297)	—	(13,182)	50,027	—	36,548
Deferred revenue	—	—	29	7,800	—	7,829
Other liabilities	—	—	—	779	—	779
Total stockholders’ equity	197,125	—	(6,345)	308,531	(302,186)	197,125
Total liabilities and stockholders’ equity	$ 302,186	$ 5	$ 3,695	$ 716,435	$ (427,617)	$ 594,704

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2009
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other			Salem
	Parent	SIC	Media	Salem Holding	Adjustments	Consolidated
Net broadcast revenue	$ —	$ —	$ —	$ 127,969	$ (374)	$ 127,595
Non-broadcast revenue	—	—	4,039	15,750	(127)	19,662
Total revenue	—	—	4,039	143,719	(501)	147,257
Operating expenses:
Broadcast operating expenses	—	—	—	81,059	—	81,059
Non-broadcast operating expenses	—	—	4,611	13,290	(501)	17,400
Corporate expenses	—	—	—	10,054	—	10,054
Depreciation	—	—	149	9,935	—	10,084
Amortization	—	—	163	1,176	—	1,339
Cost of denied tower site and abandoned projects	—	—	—	1,111	—	1,111
Impairment of goodwill and indefinite-lived assets	—	—	1,159	26,650	—	27,809
(Gain) loss on disposal of assets	—	—	—	1,670	—	1,670
Total operating expenses	—	—	6,082	144,945	(501)	150,526
Operating income (loss)	—	—	(2,043)	(1,226)	—	(3,269)
Other income (expense):
Equity in earnings of consolidated subsidiaries, net	(4,443)	—	—	—	4,443	—
Interest income	—	—	—	5,094	(4,856)	238
Interest expense	(4,086)	—	(770)	(12,929)	4,856	(12,929)
Change in fair value of interest rate swaps	—	—	—	1,534	—	1,534
Gain on bargain purchase	—	—	—	1,634	—	1,634
Gain on early redemption of long-term debt	—	—	—	660	—	660
Other income (expense), net	—	—	—	(72)	—	(72)
Income (loss) before income taxes	(8,529)	—	(2,813)	(5,305)	4,443	(12,204)
Provision (benefit) for income taxes	(1,765)	—	(1,022)	(2,485)	—	(5,272)
Income (loss) from continuing operations	(6,764)	—	(1,791)	(2,820)	4,443	(6,932)
Income (loss) from discontinued operations, net of tax	—	—	(10)	178	—	168
Net income (loss)	$ (6,764)	$ —	$ (1,801)	$ (2,642)	$ 4,443	$ (6,764)
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	$ (6,764)	$ —	$ (1,801)	$ (2,642)	$ 4,443	$ (6,764)

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2008
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

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2009
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other	Salem		Salem
	Parent	SIC	Media	Holding	Adjustments	Consolidated
OPERATING ACTIVITIES
Loss from continuing operations	$ (6,764)	$ —	$ (1,791)	$ (2,820)	$ 4,443	$ (6,932)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Non-cash stock-based compensation	—	—	—	379	—	379
Depreciation and amortization	—	—	312	11,111	—	11,423
Amortization of bond issue costs and bank loan fees	—	—	—	1,022	—	1,022
Amortization and accretion of financing items	—	—	—	5	—	5
Provision for bad debts	—	—	2	3,566	—	3,568
Deferred income taxes	—	2	(2,795)	(2,342)	394	(4,741)
Change in fair value of interest rate swaps	—	—	—	(1,534)	—	(1,534)
Cost of denied tower site and abandoned projects	—	—	—	1,111	—	1,111
Impairment of goodwill and indefinite-lived assets	—	—	1,159	26,650	—	27,809
(Gain) loss on disposal of assets	—	—	—	1,670	—	1,670
Gain on bargain purchase	—	—	—	(1,634)	—	(1,634)
Gain on early redemption of long-term debt	—	—	—	(660)	—	(660)
Changes in operating assets and liabilities:
Accounts receivable	—	6	(9)	(1,050)	(6)	(1,059)
Prepaid expenses and other current assets	—	—	25	752	—	777
Accounts payable and accrued expenses	—	—	227	4,563	6	4,796
Deferred revenue	—	—	84	317	—	401
Other liabilities	—	—	—	(527)	—	(527)
Income taxes payable	—	—	(2)	(126)	—	(128)
Net cash provide by (used in) continuing operating activities	(6,764)	8	(2,788)	40,453	4,837	35,746
INVESTING ACTIVITIES
Capital expenditures	—	—	(38)	(2,957)	—	(2,995)
Deposits on radio station acquisitions	—	—	—	2,725	—	2,725
Purchase of broadcast businesses	—	—	—	(3,745)	—	(3,745)
Proceeds from disposal assets	—	—	—	353	—	353
Reimbursement of tower relocation costs	—	—	—	1,742	—	1,742
Other	—	—	—	(82)	—	(82)
Net cash used in investing activities	—	—	(38)	(1,964)	—	(2,002)
FINANCING ACTIVITIES
Payments of costs related to amendment of bank credit facility	—	—	—	(1,292)	—	(1,292)
Payments to redeem 7 ¾% Notes	—	—	—	(290)	—	(290)
Payments of long-term debt and notes payable	—	—	—	(2,497)	—	(2,497)
Payments on capital lease obligations	—	—	—	(59)	—	(59)
Intercompany transfers	6,764	(8)	2,923	(4,842)	(4,837)	—
Net provided by (cash used) in financing activities	6,764	(8)	2,923	(8,980)	(4,837)	(4,138)

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Dollars in thousands)

Nine Months Ended September 30, 2009
Issuer and
Guarantor
Guarantors			Subsidiaries
		Other	Salem		Salem
Parent	SIC	Media	Holding	Adjustments	Consolidated

CASH FLOWS OF DISCONTINUIED OPERATIONS
Operating cash flows	—	—	(10)	178	—	168
Investing cash flows	—	—	—	—	—	—
Net cash provided by discontinued operations	—	—	(10)	178	—	168
Net increase in cash and cash equivalents	—	—	87	29,687	—	29,774
Cash and cash equivalents at beginning of year	—	—	19	1,873	—	1,892
Cash and cash equivalents at end of period	$ —	$ —	$ 106	$ 31,560	$ —	$ 31,666

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30, 2008
				Issuer and
				Guarantor
	Guarantors			Subsidiaries
			Other	Salem		Salem
	Parent	SIC	Media	Holding	Adjustments	Consolidated
OPERATING ACTIVITIES
Loss from continuing operations	$ (2,495)	$ —	$ (1,738)	$ (1,335)	$ 943	$ (4,625)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Non-cash stock-based compensation	—	—	—	3,330	—	3,330
Depreciation and amortization	—	—	593	11,443	—	12,036
Amortization of bond issue costs and bank loan fees	—	—	—	870	—	870
Amortization and accretion of financing items	—	—	—	41	—	41
Provision for bad debts	—	—	56	3,408	—	3,464
Deferred income taxes	(466)	—	732	(2,195)	—	(1,929)
Impairment of goodwill and indefinite-lived assets	—	—	—	20,320	—	20,320
(Gain) loss on disposal of assets	—	—	23	(5,885)	—	(5,862)
Changes in operating assets and liabilities:
Accounts receivable	—	—	26	(2,759)	—	(2,733)
Prepaid expenses and other current assets	—	—	141	(328)	—	(187)
Accounts payable and accrued expenses	—	—	(101)	4,153	—	4,052
Deferred revenue	—	—	36	2,184	—	2,220
Other liabilities	—	—	—	41	—	41
Income taxes payable	—	—	3	(78)	—	(75)
Net cash provide by (used in) continuing operating activities	(2,961)	—	(229)	33,210	943	30,963
INVESTING ACTIVITIES
Capital expenditures	—	—	(242)	(7,702)	—	(7,944)
Deposits on radio station acquisitions	—	—	—	(2,725)	—	(2,725)
Purchase of broadcast businesses	—	—	—	(12,315)	—	(12,315)
Purchase of non-broadcast businesses	—	—	—	(1,337)	—	(1,337)
Purchase of real estate from principal stockholders	—	—	—	(5,013)	—	(5,013)
Proceeds from disposal assets	—	—	—	6,253	—	6,253
Other	—	—	10	81	—	91
Net cash used in investing activities	—	—	(232)	(22,758)	—	(22,990)
FINANCING ACTIVITIES
Proceeds from borrowing under credit facilities	—	—	—	15,000	—	15,000
Payments of long-term debt and notes payable	—	—	—	(29,210)	—	(29,210)
Net borrowings and repayment on swingline credit facility	—	—	—	(2,952)	—	(2,952)
Tax benefit related to stock options exercised	—	—	—	(1)	—	(1)
Payments on capital lease obligations	—	—	—	(1,363)	—	(1,363)
Intercompany transfers	2,961	—	299	(2,317)	(943)	—
Book overdraft	—	—	—	(465)	—	(465)
Net provided by (cash used) in financing activities	2,961	—	299	(21,308)	(943)	(18,991)

NOTE 17. CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)
(Dollars in thousands)

Nine Months Ended September 30, 2008
Issuer and
Guarantor
Guarantors			Subsidiaries
		Other	Salem		Salem
Parent	SIC	Media	Holding	Adjustments	Consolidated

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	—	57	(1,152)	—	(1,095)
Investing cash flows	—	—	—	11,850	—	11,850
Net cash provided by discontinued operations	—	—	57	10,698	—	10,755
Net increase (decrease) in cash and cash equivalents	—	—	(105)	(158)	—	(263)
Cash and cash equivalents at beginning of year	—	—	157	290	—	447
Cash and cash equivalents at end of period	$ —	$ —	$ 52	$ 132	$ —	$ 184

NOTE 18.  SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through November 9, 2009.

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

We believe that we are the largest commercial U.S. radio broadcast company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in Christian and family-themed radio programming.  Our core business is the ownership and operation of radio stations in large metropolitan markets.  Upon completion of all announced transactions, we will own a national portfolio of 93 radio stations in 36 markets, including 58 stations in 22 of the top 25 markets, which consists of 27 FM stations and 66 AM stations.  We are one of only four commercial radio broadcasters with radio stations in all of the top 10 markets.  We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.

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

Our principal business strategy is to improve our national radio platform and to invest in and build non-broadcast businesses to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk.  Our national presence in broadcasting, Internet and publishing gives advertisers a platform that is a unique and powerful way to reach Christian audiences.  We program 41 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes.  A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of charitable organizations that create compelling radio programs.  We also program 24 News Talk, 11 Contemporary Christian Music stations, and seven of our stations in Spanish-language Christian Teaching and Talk format.  SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences.

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

Arbitron has developed new technology to collect data for its ratings service.  The Portable People Meter TM (PPM TM ) is a small, pager-sized device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster.  The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported.  This service is already in a number of our markets and is scheduled to be introduced more markets in the future.  Revenue for the nine months ended September 30, 2009 is down 36% compared to the same period of the prior year at our KLTY-FM station in Dallas, Texas as a result of new PPM ratings.  It is not yet clear what level of decline other ratings sensitive stations will experience as a result of the PPM.

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

Salem Web Network™ and Townhall.com®, our Internet businesses, earn revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns revenue by selling advertising in and subscriptions to its publications and by selling books. Xulon Press generally earns revenue from the publishing of books.  The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our Condensed Consolidated Statements of Operations.

KNOWN TRENDS AND UNCERTAINTIES

Domestic radio revenues continue to decline.  We believe this is primarily the result of the struggling United States economy and corresponding reductions in discretionary advertising spending by our customers.  Beginning in July 2007, our advertising revenue has been negatively impacted by declining advertising from our customers, particularly in the financial services and auto industries.  The decline in advertising revenue impacts both our broadcast segment and non-broadcast segment.  We expect this trend to continue as long as the United States economy is weak; however, we cannot quantify the financial impact on our future operating results.  In response to these economic challenges, we have initiated several cost reduction strategies including (1) reducing headcount, (2) temporarily suspending the Company match on 401(k) contributions as of July 2008, (3) temporarily suspending the management bonus program, (4) limiting capital expenditures, (5) reducing the base salary for all employees by 5% as of February 1, 2009 with certain members of executive management reduced by 10%, (6) requiring all employees to use accrued vacation balances by March 31, 2009 and (7) consolidating programming on most of our Contemporary Christian Music stations.  We continue to pursue opportunities to sell assets, particularly stations that are in non-strategic formats or are underperforming, the proceeds of which may be used to pay down debt.

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

•

Limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements; and

•

Material impairment losses on the value of our FCC licenses and other long-lived intangible assets including goodwill.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2009	% Change	2008	2009	% Change
	(Dollars in thousands)
Net broadcast revenue	$ 47,371	$ 41,994	(11.4)%	$ 145,226	$ 127,595	(12.1)%
Non-broadcast revenue	7,057	6,856	(2.8)%	20,711	19,662	(5.1)%
Total revenue	54,428	48,850	(10.2)%	165,937	147,257	(11.3)%
Operating expenses:
Broadcast operating expenses	30,942	26,914	(13.0)%	94,634	81,059	(14.3)%
Non-broadcast operating expenses	6,477	6,163	(4.8)%	19,564	17,400	(11.1)%
Corporate expenses	6,555	3,440	(47.5)%	16,314	10,054	(38.4)%
Depreciation	3,506	3,345	(4.6)%	9,983	10,084	1.0%
Amortization	712	334	(53.1)%	2,053	1,339	(34.8)%
Cost of denied tower site and abandoned projects	—	—	—%	—	1,111	100%
Impairment of goodwill and indefinite-lived assets	20,320	14,146	(30.4)%	20,320	27,809	36.9%
(Gain) loss on disposal of assets	142	54	(62.0)%	(5,862)	1,670	(128.5)%
Total operating expenses	68,654	54,396	(20.8)%	157,006	150,526	(4.1)%
Operating income (loss) from continuing operations	(14,226)	(5,546)	(61.0)%	8,931	(3,269)	(136.6)%
Other income (expense):
Interest income	47	91	93.6%	181	238	31.5%
Interest expense	(5,453)	(4,291)	(21.3)%	(17,015)	(12,929)	(24.0)%
Change in fair value of interest rate swaps	—	(842)	100%	—	1,534	100%
Gain on bargain purchase	—	1,634	100%	—	1,634	100%
Gain on early redemption of long-term debt	—	—	—%	—	660	100%
Other income (expense), net	278	(24)	(108.6)%	178	(72)	(140.4)%
Loss from continuing operations before income taxes	(19,354)	(8,978)	(53.6)%	(7,725)	(12,204)	58.0%
Benefit from income taxes	(8,235)	(4,317)	(47.6)%	(3,100)	(5,272)	70.1%
Loss from continuing operations	(11,119)	(4,661)	(58.1)%	(4,625)	(6,932)	49.9%
Income from discontinued operations, net of tax	77	25	(67.5)%	2,130	168	(92.1)%
Net loss	$ (11,042)	$ (4,636)	(58.0)%	$ (2,495)	$ (6,764)	171.1%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net broadcast revenue	87%	86%	88%	87%
Non-broadcast revenue	13%	14%	12%	13%
Total revenue	100%	100%	100%	100%
Operating expenses:
Broadcast operating expenses	57%	55%	57%	55%
Non-broadcast operating expenses	12%	12%	12%	12%
Corporate expenses	12%	7%	10%	7%
Depreciation	7%	7%	6%	6%
Amortization	1%	1%	1%	1%
Cost of denied tower site and abandoned projects	—%	—%	—%	1%
Impairment of goodwill and indefinite-lived assets	37%	29%	12%	19%
(Gain) loss on disposal of assets	—%	—%	(3)%	1%
Total operating expenses	126%	111%	95%	102%
Operating income (loss) from continuing operations	(26)%	(11)%	5%	(2)%
Other income (expense):
Interest income	—%	—%	—%	—%
Interest expense	(10)%	(9)%	(10)%	(8)%
Change in fair value of interest rate swaps	—%	(1)%	—%	1%
Gain on bargain purchase	—	3%	—	1%
Gain on early redemption of long-term debt	—%	—%	—%	—%
Other expense, net	—%	—%	—%	—%
Loss from continuing operations before income taxes	(36)%	(18)%	(5)%	(8)%
Benefit from income taxes	(15)%	(9)%	(2)%	(4)%
Loss from continuing operations	(21)%	(9)%	(3)%	(4)%
Discontinued operations, net of tax	—%	—%	1%	—%
Net loss	(21)%	(9)%	(2)%	(4)%

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

NET BROADCAST REVENUE.  Net broadcast revenue decreased $5.4 million, or 11.4%, to $42.0 million for the three months ended September 30, 2009, from $47.4 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $5.7 million, or 12.2%, to $40.9 million for the three months ended September 30, 2009, from $46.6 million for the same period of the prior year.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 43.6% for the three months ended September 30, 2009, from 46.2% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 40.5% for the three months ended September 30, 2009, from 38.7% for the same period of the prior year.  The decline in net broadcast revenue is comprised of a $3.8 million decrease in local advertising revenue across all formats, a $1.3 million decrease in program revenue primarily on our Christian Teaching and Talk format, a $0.2 million decrease in infomercial revenue primarily on our News Talk and Christian Teaching and Talk formats and a $0.2 million decrease in event revenue.  The trend in the radio broadcast industry is of declining advertising revenues.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue decreased $0.2 million, or 2.8%, to $6.9 million for the three months ended September 30, 2009, from $7.1 million for the same period of the prior year.  The decrease is comprised of a $0.3 million decrease in publishing revenue associated with our print magazines partially offset by a $0.1 million increase in advertising revenues generated from our Internet businesses.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $4.0 million, or 13.0%, to $26.9 million for the three months ended September 30, 2009, from $30.9 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $4.1 million, or 13.5%, to $25.8 million for the three months ended September 30, 2009, compared to $29.9 million for the same period of the prior year.  The decline in broadcast operating expenses is comprised of a $3.0 million decrease in personnel-related costs including commissions, a $0.5 million decrease in advertising expenses, a $0.3 million decrease in facility-related costs and a $0.1 million decrease in production and programming expenses.  The reduction in personnel-related costs reflects our overall cost reduction initiative, including a reduction in work force and salary reductions.  We expect our staffing levels to remain at reduced levels given the weakened United States economy.  We also expect increasing levels of bad debt charges that may have a material impact on our consolidated financial position, results of operations, and cash flows.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses decreased $0.3 million, or 4.8%, to $6.2 million for the three months ended September 30, 2009, compared to $6.5 million for the same period of the prior year.  The decrease is comprised a $0.4 million decrease in advertising expenses on our Internet businesses and a $0.2 million decline in circulation expenses associated with print magazines and books, partially offset by a $0.1 million increase in facility-related costs related to a payment made in connection with renegotiating leased facilities to reduce available square footage.

CORPORATE EXPENSES.   Corporate expenses decreased $3.2 million, or 47.5%, to $3.4 million for the three months ended September 30, 2009, compared to $6.6 million for the same period of the prior year.  The decrease reflects the impact of an overall cost reduction initiative that including a reduction in work force and salary reductions resulting in a $1.4 million reduction in personnel-related costs, a $0.1 million decrease in research services.  In addition, there was a $1.6 million decline in non-cash stock-based compensation expense due to the accelerated vesting of unvested options voluntarily surrendered by members of senior management in September 2008.

DEPRECIATION.  Depreciation expense decreased $0.2 million, or 4.6%, to $3.3 million for the three months ended September 30, 2009, compared to $3.5 million for the same period of the prior year.  The decrease reflects the overall impact of reduced capital expenditures and reduced station acquisitions as compared to prior years.

AMORTIZATION.   Amortization expense decreased $0.4 million, or 53.1%, to $0.3 million for the three months ended September 30, 2009, compared to $0.7 million for the same period of the prior year.  The decrease is due to reduced levels of acquisitions and capital expenditures, including the offset of higher run rates in early 2008 resulting from intangible acquisition made in 2007 for items such as advertising agreements that had an estimated useful life of one year.

IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS.   We reviewed the carrying values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets for impairment as of the three months ended September 30, 2009 based on continued declines in broadcast revenues.  As a result of our internal review and independent third-party appraisals obtained by Bond & Pecaro, we recognized a pre-tax impairment charge of $14.1 million associated with the FCC Licenses in the Atlanta, Georgia Detroit, Michigan, Portland, Oregon and Cleveland, Ohio markets compared to a loss of $20.3 million for the same period of the prior year associated the FCC licenses in the Cleveland, Ohio markets during the quarter ended September 30, 2008.

These impairment charges resulted from weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  We acquired radio stations at various times over the last thirty four years, many of which were amortized prior to the adoption of Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) Topic 350 (previously SFAS No. 142.)  As a result of this prior amortization, the fair value of our FCC licenses and resulting goodwill may exceed the carrying value in certain markets.  The markets for which impairment charges were recorded during the three months ended September 30, 2009 accounted for 13.1% of total revenues for the period.

GAIN (LOSS) ON DISPOSAL OF ASSETS.  The loss on disposal of assets of $0.1 million for the three months ended September 30, 2009 and $0.1 million for the same period of the prior year was comprised of various fixed assets and equipment disposals.

GAIN ON BARGAIN PURCHASE.  In accordance with FASB ASC Topic 805, effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase.  Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, have recorded a gain on the bargain purchase WZAB-AM in Miami, Florida, of $1.6 million. If new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will retrospectively adjust the amounts recognized as of the acquisition date.  We believe that the gain on bargain purchase resulted from various factors that may have impacted the acquisition price of WZAB-AM.

OTHER INCOME (EXPENSE).  Interest income of $0.1 million for the three months ended September 30, 2009 and for the same period of the prior year was interest earned on excess cash.  Interest expense decreased $1.2 million, or 21.3%, to $4.3 million for the three months ended September 30, 2009, compared to $5.5 million for the same period of the prior year due to a lower overall level of outstanding debt and lower interest rates. The change in fair value of interest rate swaps of $0.8 million for the three months ended September 30, 2009, represents the change in the fair market value of our swaps, including a discount resulting from the credit risk associated with the Company.  Other expense, net, of $24,000 for the three months ended September 30, 2009 consists of bank fees offset with royalty income from real estate properties.  Other income, net of $0.3 million for the three months ended September 30, 2008 consists of non-recurring reimbursements received, including $0.2 million of escrow funds associated with the terminated sale of KKMO-AM in Seattle, Washington, offset by bank commitment fees associated with our credit facilities.

BENEFIT FROM INCOME TAXES.  In accordance with FASB ASC Topic 740 our benefit from income taxes was $4.3 million for the three months ended September 30, 2009 compared to $8.2 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 48.1% for the three months ended September 30, 2009 compared to 42.5% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $25,000, net of taxes, for the three months ended September 30, 2009 and $0.1 million, net of tax for the same period of the prior year includes the operating results of WRFD-AM, Columbus, Ohio.

NET LOSS.   We recognized a net loss of $4.6 million for the three months ended September 30, 2009 compared to a net loss of $11.0 million for the same period of the prior year.  The reduced loss of $6.4 million reflects a $6.2 million decrease in impairment losses, a $4.0 million decrease in broadcast operating expenses, and a $3.2 million decrease in corporate expenses, offset by a $5.5 million decline in revenues, a $1.6 million non-cash gain on the bargain purchase of WZAB-AM in Miami, Florida, a $0.4 million decline in income tax benefits and a $1.2 million savings in interest expense.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

NET BROADCAST REVENUE.  Net broadcast revenue decreased $17.6 million, or 12.1%, to $127.6 million for the nine months ended September 30, 2009, from $145.2 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $17.8 million, or 12.6%, to $123.4 million for the nine months ended September 30, 2009, from $141.2 million for the same period of the prior year.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 43.2% for the nine months ended September 30, 2009, from 46.3% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 40.7% for the nine months ended September 30, 2009, from 38.1% for the same period of the prior year.  The decline in net broadcast revenue is comprised of a $11.9 million decrease in local advertising revenues across all formats, a $3.1 million decrease in national program revenue primarily on our Christian Teaching and Talk format and News Talk stations, a $1.2 million decrease in infomercial revenue primarily on our Christian Teaching and Talk and News Talk formats, a $0.4 million decrease in local program revenue across all formats, a $0.3 million decrease in network revenue, and a $0.5 million decrease in event revenue primarily associated with our Celebrate Freedom festivals.  The trend in the radio broadcast industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  The growth of block programming and infomercial revenue has slowed.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue decreased $1.0 million, or 5.1%, to $19.7 million for the nine months ended September 30, 2009, from $20.7 million for the same period of the prior year.  The decrease is comprised of a $0.8 million decrease in publishing revenue associated with books and print magazines and a $0.2 million decrease in advertising revenues associated with our internet businesses.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $13.5 million, or 14.3%, to $81.1 million for the nine months ended September 30, 2009, from $94.6 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $13.9 million, or 15.3%, to $77.3 million for the nine months ended September 30, 2009, compared to $91.2 million for the same period of the prior year.  The decline in broadcast operating expenses reflect our overall cost reduction initiative that includes a $10.5 million decrease in personnel-related costs due to reductions in work force and salary reductions, a $2.0 million decrease in advertising expenses, a $0.2 million decrease in LMA fees, a $0.3 million decrease in production and programming, a $0.2 million decrease in facility-related costs, and a $0.2 million reduction in professional services.  We expect our staffing levels to remain at reduced levels given the weakened United States economy.  We also expect increasing levels of bad debt charges that may have a material impact on our consolidated financial position, results of operations, and cash flows.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses decreased $2.2 million, or 11.1%, to $17.4 million for the nine months ended September 30, 2009, compared to $19.6 million for the same period of the prior year.  The decrease includes a $1.4 million decline in personnel and circulation expenses associated with print magazines and books on Salem Publishing and a $1.0 million reduction in advertising, promotion and streaming expenses on OnePlace partially offset by an increase of $0.1 million in operating expenses on Salem Consumer Products.

CORPORATE EXPENSES.  Corporate expenses decreased $6.2 million, or 38.4%, to $10.1 million for the nine months ended September 30, 2009, compared to $16.3 million for the same period of the prior year.  The decrease is attributable to an overall cost reduction initiative, including a reduction in work force, salary reductions and redemption of accrued vacation benefits required by March 31, 2009, resulting in a $3.7 million reduction in personnel-related costs, and a $2.6 million decrease in non-cash stock based compensation expenses, including $1.6 million of non-cash stock-based compensation expense recognized in September 2008 as a result of accelerated vesting of unvested options voluntarily surrendered by members of senior management.

DEPRECIATION.  Depreciation expense increased $0.1 million, or 1.0%, to $10.1 million for the nine months ended September 30, 2009, compared to $10.0 million for the same period of the prior year.  The increase reflects the impact of recent capital expenditures associated with computer software, data processing and office equipment that have shorter estimated useful lives than towers and broadcast assets.

AMORTIZATION.  Amortization expense decreased $0.8 million, or 34.8%, to $1.3 million for the nine months ended September 30, 2009, compared to $2.1 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2008 on intangibles such as advertising agreements and other business contracts that were acquired in 2007 with an estimated useful life of one year.

COST OF DENIED TOWER SITE AND ABANDONED PROJECTS.  Costs associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, which was rejected by the City of Hayward, of $0.9 million were recognized during the nine months ended September 30, 2009 along with costs of $0.2 million associated with capital projects that will not be pursued.

IMPAIRMENT OF GOODWILL AND INDEFINITE-LIVED ASSETS.   We reviewed the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets as of the nine months ended September 30, 2009 due to declining revenues that may indicate impairment.  We recorded an impairment charge of $26.6 million associated with the FCC Licenses and goodwill in the Dallas, Atlanta, Detroit, Portland and Cleveland markets and $1.2 million associated with the value of goodwill and Mastheads in the non-broadcast segment during the nine months ended September 30, 2009 compared to a $20.3 million impairment charge as of the same period of the prior year associated with FCC Licenses in our Cleveland, Ohio markets.

The impairment charge resulted from weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  We acquired radio stations at various times over the last thirty four years, many of which were amortized prior to the adoption of certain provisions of FASB ASC Topic 350 “Intangibles – Goodwill and Other.”  As a result of this prior amortization, the fair value of our FCC licenses and resulting goodwill may exceed the carrying value in certain markets.  The markets and entities for which impairment charges were recorded during the nine months ended September 30, 2009 accounted for 14.3% of total revenues for the period.

GAIN (LOSS) ON DISPOSAL OF ASSETS.  The loss on disposal of assets of $1.7 million for the nine months ended September 30, 2009, includes the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.  The gain on disposal of assets of $5.9 million for the nine months ended September 30, 2008 includes the sale of radio station KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.

GAIN ON BARGAIN PURCHASE.  In accordance with FASB ASC Topic 805, effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase.  Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, have recorded a gain on the bargain purchase WZAB-AM in Miami, Florida, of $1.6 million. If new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will retrospectively adjust the amounts recognized as of the acquisition date.  We believe that the gain on bargain purchase resulted from various factors that may have impacted the acquisition price of WZAB-AM, including, without limitation, significant declines in broadcast revenues throughout the industry.

OTHER INCOME (EXPENSE).  Interest income represents interest earned on excess cash and remained at $0.2 million for the nine months ended September 30, 2009 compared to the same period of the prior year.  Interest expense decreased $4.1 million, or 24.0%, to $12.9 million for the nine months ended September 30, 2009, from $17.0 million for the same period of the prior year due to an overall lower outstanding debt balance and lower interest rates.  Change in fair value of interest rate swaps of $1.5 million for the nine months ended September 30, 2009, represents the change in the fair market value of our swaps including a discount based on the credit risk associated with our Company.  Other expense, net, of $0.1 million consists of bank commitment fees associated with our credit facility offset with royalty income from real estate properties.  Other income, net, of $0.2 million for the nine months ended September 30, 2008 consists of non-recurring reimbursements received, including $0.2 million associated with the terminated sale of KKMO-AM in Seattle, Washington, offset with bank commitment fees associated with our credit facilities.

BENEFIT FROM INCOME TAXES.  In accordance with FASB ASC Topic 740 “Income Taxes” our benefit from income taxes was $5.3 million for the nine months ended September 30, 2009 compared to $3.1 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 43.2% for the nine months ended September 30, 2009 compared to 40.1% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.  The income from discontinued operations of $0.2 million, net of taxes, for the nine months ended September 30, 2009 includes the operating results of WRFD-AM, Columbus, Ohio.  The income from discontinued operations of $2.1 million, net of taxes, for the nine months ended September 30, 2008 includes the pre-tax gain of $2.0 million on the sale of WRRD-AM, Milwaukee, Wisconsin, a $1.4 million pre-tax gain on the sale of WFZH-FM, Milwaukee, Wisconsin, operating results of WRFD-AM in Columbus, Ohio, and operating results of CCM Magazine.

NET LOSS.  We recognized a net loss of $6.8 million for the nine months ended September 30, 2009 compared $2.5 million for the same period of the prior year.  The increase of $4.3 million is due to a increase in operating losses $12.2 million including a $7.5 million increase in impairment losses and a $7.5 million increase in losses from station sales and a $18.7 million decrease in revenues offset by $22.0 million reduced operating expenses for broadcast, non-broadcast and corporate segments, offset by $4.1 million in lower interest expense, $2.2 million savings in income taxes, a $1.6 million gain on bargain purchase related to the acquisition of WZAB-AM, Miami, Florida, and a $0.7 million gain on the early redemption of 7¾% Notes.

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

SOI is not a measure of performance calculated in accordance with GAAP; as a result it should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP.  Management believes that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcast industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries.  This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups.  Additionally, our management uses SOI as one of the key measures of operating efficiency, profitability and our internal review associated with our impairment analysis of indefinite-lived intangible assets.  SOI does not purport to represent cash provided by operating activities.  Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP.  SOI as defined by and used by our company is not necessarily comparable to similarly titled measures employed by other companies.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

STATION OPERATING INCOME.   SOI decreased $1.3 million, or 8.2%, to $15.1 million for the three months ended September 30, 2009, compared to $16.4 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI increased to 35.9% for the three months ended September 30, 2009 from 34.7% for the same period of the prior year.  On a same station basis, SOI decreased $1.7 million, or 9.9%, to $15.0 million for the three months ended September 30, 2009 from $16.7 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 36.8% for the three months ended September 30, 2009 compared to 35.8% for the same period of the prior year.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

STATION OPERATING INCOME.   SOI decreased $4.1 million, or 8.0%, to $46.5 million for the nine months ended September 30, 2009, compared to $50.6 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI increased to 36.5% for the nine months ended September 30, 2009 from 34.8% for the same period of the prior year.  On a same station basis, SOI decreased $3.9 million, or 7.9%, to $46.1 million for the nine months ended September 30, 2009 from $50.0 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 37.3% for the nine months ended September 30, 2009 compared to 35.4% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(Dollars in thousands)
Station operating income	$ 16,429	$ 15,080	$ 50,592	$ 46,536
Plus non-broadcast revenue	7,057	6,856	20,711	19,662
Less non-broadcast operating expenses	(6,477)	(6,163)	(19,564)	(17,400)
Less corporate expenses	(6,555)	(3,440)	(16,314)	(10,054)
Less depreciation and amortization	(4,218)	(3,679)	(12,036)	(11,423)
Less cost of denied tower site and abandoned projects	—	—	—	(1,111)
Less impairment of goodwill and indefinite-lived assets	(20,320)	(14,146)	(20,320)	(27,809)
Plus gain (loss) on disposal of assets	(142)	(54)	5,862	(1,670)
Operating income (loss)	$ (14,226)	$ (5,546)	$ 8,931	$ (3,269)

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

Goodwill and other non-amortizable intangible assets

Approximately 66% of our total assets consist of non-amortizable intangible assets, such as FCC broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property.  FCC licenses are renewed every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our FCC licenses have been renewed at the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.  Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, attributable primarily to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website.

We account for goodwill and other indefinite lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations with similar economic characteristics operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  Goodwill and mastheads, attributable primarily to the non-broadcast reporting unit, are tested at the business unit level, which we define by publication or website.

We complete our annual impairment tests in the fourth quarter of each year.  However, based on continued deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we concluded that an interim valuation was appropriate in connection with preparing our financial statements for the period ended September 30, 2009.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations.  If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future.  The fair value measurements for our indefinite lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.  The unobservable inputs are defined FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 13 to our Condensed Consolidated Financial Statements.  When performing our impairment testing for FCC licenses we reviewed the financial performance of the market clusters against established internal benchmarks.  The first step of our impairment testing process compared the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differ.  We have historically discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions, including declines in market values associated with radio station sales.  If the discounted prior period fair value exceeded the carrying value of the FCC licenses, the assets were deemed not to be impaired.  For our impairment review completed as of the reporting period ended September 30, 2009, we did not discount the prior period appraised fair value of any market cluster as in most markets the carrying value has been reduced to equal the fair value.  Due to the number of recent appraisals, we compared actual revenues as of the period end to the projected revenues used in the most recent appraisals.  Markets with actual operating results that exceeded the projections were deemed not to be impaired.

The second step of our impairment testing process compared the carrying value of the FCC licenses for each market cluster to the station operating income (“SOI”) for each market as of the period end.  The SOI as calculated was then annualized, thereby assuming that the declines experienced in the current year-to-date amounts are likely to continue throughout the remainder of the calendar year.  If the carrying value of the FCC licenses was less than six times the annualized SOI, the FCC license was deemed not to be impaired.  As radio stations are typically sold on the basis of a multiple of projected operating income usually in excess of eight, we believe that a benchmark of six appears conservative even in today’s market.  We evaluate the SOI multiples used in our testing based on market data available as of each testing date.

For the market clusters that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s).  Bond & Pecaro utilized an income approach to value FCC licenses.  The income approach measures the expected economic benefits that the FCC licenses provides and discounts these future benefits using discounted cash flow analysis.  The discounted cash flow analysis assumes that the FCC licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the FCC license.  The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate.  The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business.  The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment as of September 30, 2009 were as follows:

	Broadcast Licenses	Goodwill

As of September 30, 2009:
Discount rate	9.5%	9.5%
2010 Market growth rates	(2.0%)	(2.0%)
Out-year market growth range	0.4% - 0.6%	0.4% - 0.6%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 40.7%	4.7% - 40.7%

We also test goodwill balances within the broadcast segment for impairment on an annual basis and between annual tests when there are indications of impairment.  The first step of our goodwill impairment test, used to identify potential impairment, compared the discounted prior period appraised fair value of the market cluster to the carrying value of the market cluster, including goodwill.  If the discounted prior period appraised fair value exceeded the carrying value, goodwill was deemed not to be impaired.  For market clusters that were not appraised, we determined the implied fair value of the market cluster as a multiple of SOI as noted in our second test of the FCC license value.  If the carrying value of the market cluster exceeded the discounted prior period appraised value or the implied fair value as determined, a second test was applied.

The second test of the goodwill impairment test, used to measure the impairment loss, compared either the discounted prior period appraised value or the implied fair value of the market cluster to the carrying value of the market cluster.  If the carrying value exceeded these amounts, a loss was recognized in an amount equal to the excess.   For the reporting period ended September 30, 2009, no market clusters were subject to the second test and there was no goodwill impairment.

The results of our impairment testing process for our broadcast segment as of September 30, 2009 were as follows:

	As of the testing period ended September 30, 2009
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	1.1%
Atlanta, GA	Yes	0.0%	(1)
Detroit, MI	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Cleveland, OH	Yes	0.0%	(1)
Note (1) Markets with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

As a result of our interim review and valuation for the testing period ended September 30, 2009, we recognized a pre-tax impairment charge of $14.1 million associated with the value of broadcast licenses in the Cleveland, Atlanta, Detroit and Portland markets.  These charges are in addition to a pre-tax impairment charge of $12.5 million associated with the value of broadcast licenses and goodwill in the Dallas and Portland markets that were recognized as of the testing period ended June 30, 2009.  The impairments are driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital.  The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.

When performing our impairment testing for our non-broadcast non-amortizable intangible assets, we reviewed the financial performance of the reporting unit against established internal benchmarks.  The first step of our impairment testing process compared the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differed.  We have historically discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions.  If the discounted fair value exceeded the carrying value of the non-amortizable intangible assets, the assets were deemed not to be impaired. For our impairment review completed as of the reporting period ended September 30, 2009, we discounted the June 2009 appraised value of CCM by 25%.  There was no impairment based on this test.

The second step of our impairment testing process compared the carrying value of the non-amortizable intangible assets, specifically mastheads and goodwill, for each reporting unit as of the testing date to the enterprise value.  Enterprise value is defined as six times the net operating income for each reporting unit as of the trailing 12 months plus the net book value of the property, plant and equipment of the operating unit.   For the testing period ended September 30, 2009, we used the net operating income for each reporting unit for the nine months ended September 30, 2009 and then annualized this amount, thereby assuming the declines experienced in the current year-to-date amounts are likely to continue throughout the remainder of the calendar year.  As media entities are typically sold on the basis of a multiple of projected operating income, usually in excess of eight, we believe that a benchmark of six appears conservative even in today’s market.  We evaluate the multiples used in our testing based on market data available as of each testing date.  If the carrying value of the intangibles is less than the enterprise value, the intangible assets are deemed not to be impaired.

For the reporting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s).  Bond & Pecaro utilized an income approach to estimate the fair value of the businesses.  The income approach measures the expected economic benefits these assets bring to the holder.  The fair value of the business may be expressed by discounting these future benefits.  The discounted cash flow model incorporated variables such as projected revenues, operating cash flow margins, and a discount rate.  The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business.  The discounted cash flow projection period was determined to be ten years; which is typically the time media and technology property investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment as of as of September 30, 2009 were as follows:

	Other indefinite-lived intangible assets	Goodwill

As of September 30, 2009:
Discount rate	17.0%	17.0%
Operating cash flow growth rate	3.5%	3.5%
Long-term growth rate	3.5%	3.5%

We also test goodwill balances within the non-broadcast segment for impairment on an annual basis and between annual dates when there are indications of impairment.  The first step of the goodwill impairment test is used to identify potential impairment; by comparing the discounted prior period appraised fair value of the reporting unit to the carrying value of the reporting unit including goodwill.  If the discounted prior period appraised fair value exceeded the carrying value, goodwill was deemed not to be impaired.  For reporting units that are not appraised, we used the implied fair value of the reporting unit, or enterprise value, as noted in our second test of the internal review.  If the implied fair value exceeded the carrying value, goodwill was deemed not to be impaired.  If these criteria are not met, a second test was applied.

The second test of the goodwill impairment test, used to measure the impairment loss, compared either the discounted prior period appraised value or the implied fair value of the reporting unit to the carrying value of the reporting unit.  If the carrying value exceeded these amounts, a loss was recognized in an amount equal to the excess.  For the reporting period ended September 30, 2009, no reporting units were subject to the second test and there was no goodwill impairment.

The results of our impairment testing process for our non-broadcast segment as of September 30, 2009 were as follows:

	As of the testing period ended September 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Web Network	Yes	35.5%
Townhall.com	Yes	57.0%

As a result of our interim review and valuation for the testing period ended September 30, 2009, there was no pre-tax impairment charge associated with the value of non-broadcast non-amortizable intangible assets.  However, we did recognize a $1.2 million charge as of the testing period ended June 30, 2009 related to the value of mastheads and goodwill in our non-broadcast segment.

The economic downturn over the last two years has negatively impacted our ability to generate revenues.  The discount rate assumptions used are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.  Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues.  Our radio stations are to varying degrees dependent upon advertising for their revenues.  Our non-broadcast operating entities are also dependent upon advertising revenue.  Included in our broadcast valuation estimates, are a 2% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 0.6% increase in 2011 as compared to 2010.  Included in our non-broadcast valuation estimates are projected profit margins of 8.9% to 27.4% as of the end of 2009 declining to 11.5% to 27.0% projected for 2010, projecting a return of up to 27.4% as of 2012. Declines in excess of these amounts, declines that extend beyond calendar year 2010, and/or failure to achieve the anticipated growth rates may result in future impairment losses, the amount of which may be material.

We must comply with various federal, state and local environmental, health, safety and land use laws and regulations which affect broadcast facilities.  We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions which may affect, among other things, the ability for us to improve or relocate our radio broadcasting facilities.  Relocation of our broadcasting facilities can impact our ability to generate revenues and impact our ability to broadcast, resulting in an impairment of the value of our FCC licenses.

Additionally, the failure to renew any of our FCC licenses would prevent us from operating the affected station and generating revenue from it.  If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

Uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  Upon the adoption of the provisions on January 1, 2007 we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.3 million as of September 30, 2009.

Valuation allowance (deferred taxes)

For financial reporting purposes, we have recorded a valuation allowance of $3.7 million as of September 30, 2009, to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit we will receive from such carryforwards.

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

Fair Value Accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements.  The provision applies to other accounting pronouncements that require or permit fair value measurements.  We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations or cash flows.  We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB ASC Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

The fair value provisions include guidance on how to estimate the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price.  If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.  The requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.

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

FASB ASC Topic 820 established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value.  This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.  The three broad levels of inputs defined by the FASB ASC Topic 820 hierarchy are as follows:

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

As a result of the adoption of the fair value provisions, we modified the assumptions used in measuring the fair value of our derivative positions.  Specifically, we now include the impact of our own credit risk on derivative liabilities measured at fair value as defined.  Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter derivatives, where the base valuation uses market parameters based on LIBOR interest rate curves.  Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market value of the credit risk of the counterparty in order to estimate the fair value of such an item.  Bilateral or “own” credit risk adjustments are applied to our own credit risk when valuing derivatives measured at fair value.  Credit adjustments consider the estimated future cash flows between the Company and its counterparties under the terms of the instruments and affect the credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability.

The fair value of our liabilities was impacted by our credit ratings as established by agencies such as Moody’s Investor Services (“Moody’s) and Standard & Poor’s (“S&P”).  The estimated change in the fair value of these liabilities, including the credit risk and all other market variables, was a loss of $0.8 million for the three months ended September 30, 2009 and a gain of $1.5 million for the nine months ended September 30, 2009.   As of September 30, 2009, each major category of assets measured at fair value on a non-recurring basis is categorized as follows:

	Total	Level 1	Level 2	Level 3

As of September 30, 2009:	(Dollars in thousands)
Non-recurring assets subject to fair value measurement:
Broadcast licenses	$ 375,505	—	—	$ 375,505
Goodwill	17,642	—	—	17,642
Other indefinite-lived intangible assets	1,961	—	—	1,961
Total	$ 395,108	—	—	$ 395,108

As of September 30, 2009, the financial liabilities reported at fair value in the accompanying Condensed Consolidated Balance Sheets were as follows:

	Total	Level 1	Level 2	Level 3

As of September 30, 2009:	(Dollars in thousands)
Interest rate swap agreements	$ 6,364	—	$ 6,364	—
Total	$ 6,364	—	$ 6,364	—

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

Stock-Based compensation

We have one stock incentive plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted shares are granted to employees, directors, officers and advisors of the Company.  As of September 30, 2009, a maximum of 3.1 million shares are authorized under the Plan, of which 1,327,075 are outstanding and 319,638 are exercisable.

We account for stock-based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation” which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards.  Total stock based compensation expense for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million compared to $2.0 million and $3.3 million for the three and nine months ended September 30, 2008.  Determining the appropriate fair-value model and calculating the fair value of employee stock options and rights to purchase shares under stock purchase plans at the date of grant requires judgment.  We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards.  Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

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

Cash Flows

Cash and cash equivalents were $31.7 million on September 30, 2009 compared to $1.9 million as of December 31, 2008.  As of September 30, 2009, we had negative working capital of $32.9 million compared to positive working capital of $16.2 million at December 31, 2008.  The negative working capital is due to the classification of our Term Loan B as short-term as of March 31, 2009.

Cash Flows from Operating Activities

Our cash flows from continuing operations are primarily derived from our earnings from ongoing operations prior to non-cash expenses such as impairment losses, depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Positive cash flow generated from continuing operations was $35.7 million for the nine months ended September 30, 2009 compared to $31.0 million for the same period of the prior year.  The increase of $4.7 million in cash generated from continuing operations was primarily the result of changes in operating assets and liabilities of $0.9 million, a net increase of $2.5 million in non-cash operating expenses including a $7.5 million increase in impairment losses, a 1.5 million decrease in the changes in fair value of our interest rate swaps and a $2.9 million decrease in stock based compensation expense and the $1.3 million impact of other changes, including a $2.3 million decrease in operating income from continuing operations, a $2.8 million decrease in income tax benefits, a $1.6 million gain on bargain purchase, a $0.7 million gain on the early retirement of long-term debt and a $7.5 million increase in (gains) losses on asset sales

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station’s assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2009 compared to $23.0 million for the same period of the prior year.  The decrease of $21.0 million was due to reduced acquisitions and capital expenditures, including a $8.6 million decrease in purchases of broadcast assets, a $5.0 million decrease due to the 2008 purchase of real estate from principal shareholders and a $1.3 million decrease in non-broadcast business purchases, a $4.9 million decrease in capital expenditures, and the favorable impact of a $1.7 million reimbursement of tower related costs.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facility, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities decreased to $4.1 million for the nine months ended September 30, 2009 from $19.0 million for the same period of the prior year.  This decrease was due to net repayments of debt of $2.8 million during the period compared to $17.2 million in the same period of the prior year, a $1.3 million decrease on payments of our capital lease obligations partially offset by a $1.3 million payment of costs related to the amendment of our bank credit facility.

Credit facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), is the borrower under our credit facility.  The maximum amount that Salem Holding may borrow under our credit facility is limited by a ratio of our consolidated existing total adjusted funded debt to pro forma twelve-month cash flow (the “Total Leverage Ratio”).  Our credit facility will allow us to adjust our total debt as used in such calculation by the lesser of (i) 50% of the aggregate purchase price of acquisitions of newly acquired radio stations that we reformat to a religious talk, News Talk or religious music format or (ii) $45.0 million, and the cash flow from such stations will not be considered in the calculation of the ratio during the period in which such acquisition gives rise to an adjustment to total debt.  The Total Leverage Ratio allowed under the credit facility was 5.75 to 1 as of September 30, 2009.  The ratio will decline again on December 31, 2009, at which point it will remain at 5.5 to 1 through the remaining term of the credit facility.  The Total Leverage Ratio under our credit facility at September 30, 2009, on a pro forma basis, was 5.16 to 1.

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

The credit facility includes a $75.0 million term loan B facility (“term loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”).  As of September 30, 2009, the borrowing capacity and aggregate commitments were $71.2 million under our term loan B facility and $160.0 million under our term loan C facility.

On September 30, 2009, $71.2 million was outstanding under the term loan B facility, $160.0 million was outstanding under the term loan C facility and no balance was outstanding under the revolving credit facility.  The borrowing capacity under the term loan B facility steps down 0.5% each December 31 and June 30.  The term loan B facility matures on the earlier of March 31, 2010, or the date that is nine months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding.  The borrowing capacity under the term loan C facility steps down 0.5% each December 31 and June 30, commencing December 31, 2008.  The term loan C facility matures on the earlier of June 30, 2012, or the date that is nine months prior to the maturity of any subordinated indebtedness of Salem or Salem Holding.  The credit facility require us, under certain circumstances, to prepay borrowings under the credit facility with excess cash flow and the net proceeds from the sale of assets, the issuance of equity interests and the issuance of subordinated notes.  If we are required to make these prepayments, our borrowing capacity and the aggregate commitments under the facilities will be reduced, but such reduction shall not, in any event, reduce the borrowing capacity and aggregate commitments under the facilities below $50.0 million.

Amounts outstanding under the credit facility bears interest at a rate based on, at Salem Holding’s option, the bank’s prime rate or LIBOR, in each case plus a spread.  For both the term loan B facility and the term loan C facility, the prime rate spread ranges from 0.25% to 0.75%, and the LIBOR spread ranges from 1.25% to 1.75%.  In each case, the spread is based on the Total Leverage Ratio on the date of determination.  If an event of default occurs, the rate may increase by 2.0%.  At September 30, 2009, the blended interest rate on amounts outstanding under the credit facility was 3.53%.

Our credit facility contains additional restrictive covenants customary for facilities of their size, type and purpose which, with specified exceptions, limits our ability to incur debt, have liens, enter into affiliate transactions, pay dividends, consolidate, merge or affect certain asset sales, make specified investments, acquisitions and loans and change the nature of our business.  Our credit facility also requires us to satisfy specified financial covenants, which covenants require us on a consolidated basis to maintain specified financial ratios and comply with certain financial tests, including ratios for maximum leverage as described above, minimum interest coverage (not less than 2.5 to 1), minimum debt service coverage (a static ratio of not less than 1.25 to 1), a maximum consolidated senior leverage ratio (currently 4.5 to 1, which will decline on December 31, 2009, at which point it will remain at 4.0 to 1 through the remaining term of the credit facility), and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1). Salem and all of its subsidiaries, except for Salem Holding, are guarantors of borrowings under the credit facility.  The credit facility is secured by liens on all of our assets and our subsidiaries’ assets and pledges of all of the capital stock of our subsidiaries.

As of September 30, 2009, we were and remain in compliance with all of the covenants under our terms of the credit facility.

Swingline Credit Facility.  On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  This agreement was amended as of June 1, 2007 and on June 1, 2009.  In  connection with the most recent amendment, the borrowing capacity was reduced to $4.3 million.  As collateral for the Swingline, we pledged our corporate office building.  Amounts outstanding under the Swingline bear interest at a rate based on 0.75% more than the bank’s prime rate.  As of September 30, 2009, there was no outstanding balance under the Swingline.

As of September 30, 2009, we were and remain in compliance with all of the covenants under the terms of the Swingline.

7¾% Notes.  In December 2002, Salem Holding issued $100.0 million principal amount of 7¾% Notes.  The indenture for the 7¾% Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates.  Through the use of an unrestricted subsidiary, we repurchased $9.4 million of our 7¾% Notes for $4.7 million in December 2008.  This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.  As of September 30, 2009, there is $89.7 million of the 7¾% Notes outstanding.  Based on this principal amount, Salem Holding is required to pay $7.0 million per year in interest on the 7¾% Notes.

Through the use of an unrestricted subsidiary, we repurchased $1.0 million of our 7¾% Notes for $0.3 million in April 2009.  This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

As of September 30, 2009, we were and remain in compliance with all of the covenants under the indenture for the 7¾% Notes.

Summary of long-term obligations

Long-term debt consisted of the following at the balance sheet dated indicated:

	As of December 31, 2008	As of September 30, 2009
	(Dollars in thousands)
Term loans under credit facility	$232,467	$231,267
7¾% senior subordinated notes due 2010	90,605	89,655
Seller financed note to acquire Townhall.com	1,295	—
Capital leases and other loans	1,008	952
	$325,375	$321,874
Less current portion	3,766	72,965
	$321,609	$248,909

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2009:

•

Outstanding borrowings of $231.2 million on term loans with interest payments due at LIBOR plus 1.25% to 1.75% or at prime rate plus 0.25% to 0.75%, depending on our Total Leverage Ratio;

•

Swingline credit facility with interest payments due at 0.75% more than the bank’s prime rate;

•

$89.7 million senior subordinated notes with semi-annual interest payments at 7¾%; and

•

Commitment fee of 0.375% on the unused portion of our credit facility and 0.5% on the unused portion of our Swingline facility.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt.  On April 2, 2009, Moody’s downgraded our credit rating.  Currently, our corporate family rating is B3 and our 7¾% Notes are rated Caa1.  The downgrade was prompted by the impact of the downturn in the economy on our performance, possible inadequate cushion under our financial covenants and refinancing risk associated with our pending debt maturities.  On June 15, 2009, S&P placed our B- credit rating as well as our CCC credit rating on our 7¾% Notes on CreditWatch with negative implications.  This action was based on concerns regarding our need for a comprehensive intermediate-term refinancing.  On October 19, 2009, S&P maintained our credit ratings.

Impairment Losses on Non-Amortizable Intangible Assets

We have incurred significant impairment losses with regard to our broadcast non-amortizable intangible assets.  These losses are attributable to the following variables as the primary drivers used in our assumptions that lead to our impairment of FCC licenses and goodwill balances associated with our broadcast segment:  (1) an increase in the weighted average cost of capital from 8.0% as of the testing period ended December 31, 2007 to 9.5% for the testing period ended September 30, 2009 (2) a decline in the estimated terminal or exit values assigned to the licenses as a result industry wide declines in radio station multiples, (3) a decrease in projected future cash flows from a range of 2.0% to 3.5% for the testing period ended December 31, 2007 to a range of 1.5% to 2.5% for the testing period ended September 30, 2009, and (4) a significant decline in projected revenues from up to a 12.6% increase projected at the end of 2007 for the 2009 year to a 12.0% decline at the end of 2008 for 2009, followed by a 2.0% projected decline in 2010 as compared to 2009.

We have also incurred significant impairment losses with regard to our non-broadcast non-amortizable intangible assets.  These losses were incurred as of the testing period ended June 30, 2009.  There was no impairment as of the testing period for the three months ended September 30, 2009.   The losses were attributable to the following variables as the primary drivers used in our assumptions that lead to our impairment of mastheads and goodwill balances associated with our non-broadcast segment:  (1) an increase in the weighted average cost of capital from 8.0% as of the testing period ended December 31, 2007 to 9.0% for the testing period ended June 30, 2009 (2) a decline in the estimated terminal or exit values assigned to the assets as a result of industry wide declines in the total number of magazines sold, (3) a decrease in projected future cash flows from 2.9% for the testing period ended December 31, 2007 to 2.0% for the testing period ended June 30, 2009, and (4) a significant decline in projected profit margins from a range of 3.0% to 10.0% as of the December 31, 2007 testing period to a range of 0.5% to 6.0% as of the June 30, 2009, testing period.

Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues.  Our non-broadcast operating entities are also dependent upon advertising revenue.  The economic downturn over the last two years has negatively impacted our ability to generate revenues.  Included in our broadcast valuation estimates, are a 2% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 0.6% increase in 2011 as compared to 2010.  Included in our non-broadcast valuation estimates are projected profit margins of 8.9% to 27.4% as of the end of 2009 declining to 11.5% to 27.0% projected for the 2010, projecting a return of up to 27.4% as of 2012  Declines in excess of these amounts, declines that extend beyond calendar year 2010, and/or failure to achieve the anticipated growth rates may result in future impairment losses, the amount of which may be material.

Given the current economic environment and uncertainties surrounding the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period and strength of recovery, made for the purpose of our non-amortizable intangible fair value estimates will prove to be accurate  Using market indicators from several industry analysts, we anticipate the decline in revenues to level off and begin to show improvements of between 0.4% to 0.5% for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations.  If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future.  The fair value measurements for both our goodwill and broadcast licenses use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.  If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material.  Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.

The impairment charges recognized to date are non-cash in nature and do not result in a violation of our credit facilities.  However, the potential of future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows.  We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the impairments in and of themselves are a liquidity risk.

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

•

Limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements; and

•

Material impairment losses on the value of our FCC licenses and other long-lived intangible assets including goodwill.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2009, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would constitute an off-balance sheet arrangement.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Not  applicable.

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

SALEM COMMUNICATIONS CORPORATION
November 9, 2009
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 9, 2009
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
23.3	Consent of Bond & Pecaro, Inc.					X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X