Form 10-K
period 2009-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2010-03-12
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Yes [   ]

No  [ X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes [X ]      No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes [   ]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated filer  [ ]

Non-accelerated filer  [  ]

Smaller Reporting Company  [X  ]

(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]

No  [ X ]

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,901,726 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 11, 2010
Common Stock, $0.01 par value per share	18,214,326 shares
Class B	Outstanding at March 11, 2010
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2010	Part III, Items 10, 11, 12, 13 and 14

FORWARD-LOOKING STATEMENTS

From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations.  These risks, as well as other risks and uncertainties, are detailed in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission.  Forward-looking statements made in this report speak as of the date hereof.  Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business.  These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2009 Radio Market Survey Schedule & Population Rankings published by Arbitron.  According to the Radio Market Survey, the population estimates used were based upon the 2000 U.S. Bureau Census estimates updated and projected to January 1, 2010 by Nielsen Claritas, Inc.

PART I

ITEM 1. BUSINESS.

GENERAL

We believe that we are the largest commercial U.S. radio broadcasting company that provides programming targeting audiences interested in Christian and family-themed content, as measured by number of stations and audience coverage.  Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 94 radio stations in 37 markets, including 58 stations in 22 of the top 25 markets, which consists of 27 FM stations and 67 AM stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.  We also program the Family Talk™ Christian-themed talk format station on XM Radio, Channel 170.

Our radio business focuses on the clustering of strategic formats, mainly Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk.  In late 2007, we introduced a fourth format, Spanish language Christian Teaching and Talk.  We own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations.  We also own and operate Salem Media Representatives® (“SMR”), a national radio advertising sales firm with offices in 12 U.S. cities.

In addition to our radio broadcast business, we also own and operate a non-broadcast media division.  This division consists of Salem Web Network (“SWN”), a provider of online Christian content and streaming, Salem Publishing™, a publisher of Christian magazines and Xulon Press, a provider of print-on-demand publishing services targeting the Christian audience.  SWN’s content, both in text and audio, can be accessed through our national portals that include OnePlace.com, Crosswalk.com, Christianity.com and Townhall.com®.  SWN’s content can also be accessed through our local radio station websites, which provide content of interest to local listeners.

Business Strategy

Our principal business strategy is to improve our national radio platform and to invest in and build non-broadcast businesses as the breadth of the media marketplace also expands to deliver compelling content to audiences interested in Christian and family-themed programming and conservative news talk.  Our national presence in broadcasting, Internet and publishing gives advertisers a platform that is a powerful way to broadly reach Christian audiences.

We program 42 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes.  A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of religious and charitable organizations that create compelling radio programs.  Typically, more than 90% of our block programming partners annually renew their respective relationships with us.  Based on these renewal rates, we believe that block programming provides a steady and consistent stream of revenue and cash flow.  The top ten programmers have averaged over 15 years on the air and have remained relatively constant.  Total programming revenue has comprised 35% to 41% of total net broadcast revenue from 2006 through 2009.  We also program 24 News Talk stations, 11 Contemporary Christian Music stations, and seven Spanish-language Christian Teaching and Talk stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

We are fundamentally committed to broadcasting, Internet and publishing formats and programming emphasizing Christian, conservative news talk and family themes.  As part of this business philosophy, we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences.

We strive to build clusters of radio stations in each of our markets with each format targeting different demographic segments of the audience interested in Christian and family-themed programming.  Several potential benefits result from operating multiple radio stations in the same market.  First, this clustering and programming strategy allows us to achieve greater penetration into each segment of our target market, and collectively our stations afford our clients a larger percentage of advertising time in that market.  We then are able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.  Second, we realize cost and operating efficiencies by consolidating sales, technical and administrative support and promotional functions where possible.  Finally, the purchase of additional radio stations in an existing market allows us to leverage our market expertise to better serve our advertisers and our listeners through traditional and emerging media.

Both our chief executive officer and our chairman are career radio broadcasters who have owned and operated radio stations for more than 40 years.

Programming Strategy

Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format, the continued popularity of our Contemporary Christian Music format, and the introduction of our Spanish Christian Teaching and Talk format, we believe we remain well-positioned to improve upon our leadership position in Christian and family-themed radio.

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

Contemporary Christian Music- The FISH®.  Through our Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format is branded “Safe for the Whole Family®”, with sounds that everyone enjoys and lyrics that parents appreciate. The CCM genre continues to be popular and was the seventh largest genre in terms of sales based on data available as of 2008. We believe this listener base has been underserved in terms of radio coverage, especially in the larger markets.

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

Non-broadcast Media

Salem Web Network™ and Townhall.com®. Our online strategy centers on creating the premiere Internet platform serving the audience interested in Christian and conservative content. Leveraging our engaged and loyal radio listener base, SWN’s content, both in text and audio, can be accessed through our national portals that include OnePlace.com, Crosswalk.com, Christianity.com, Townhall.com, and through our radio station websites, which provide content of interest to our local radio station listeners. In 2006, we acquired CrossDaily.com and Townhall.com. In 2008, we acquired intercristo.com and theconservativevoice.com. These acquisitions enhanced our web leadership as a provider and distributor of Christian and conservative content and services for our target audience.

Salem Publishing™. Our distribution of Christian and conservative content also extends into print through Salem Publishing, a magazine publisher serving the Christian and conservative audience and Xulon Press™, a provider of print-on-demand publishing services targeted to the Christian audience. Salem Publishing™ is well positioned to grow its magazines: Homecoming® The Magazine, YouthWorker Journal™, The Singing News, FaithTalk Magazine, Preaching and Townhall Magazine™. In 2006, we acquired two target segment-leading magazines, The Singing News magazine and Preaching magazine, and their respective Internet sites. In 2006, we also purchased Xulon Press. During 2007, Salem Publishing acquired the Christian Music Planet® brand, including www.ChristianMusicPlanet.com, a leading Christian music web portal and CMCentral.com, a Christian music website and online community. In 2008, we ceased the publication of CCM Magazine and launched Townhall Magazine™.

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

Technical Improvements

A focus for us has been identifying ways to improve a radio station’s broadcast signal so that it can reach as many listeners as possible, both during the day and at night.  We have completed numerous enhancements to increase the coverage of our signals, including several in the top 25 markets.  During 2008, we completed a power upgrade in the New York metropolitan market whereby we increased the signal of WNYM-AM from 5,000 watts to 50,000 watts.  We also relocated towers for WFIA-AM in Louisville, Kentucky and KRLA-AM in Los Angeles, California.  In 2007, we completed the relocation of towers in the San Diego, California and Washington DC markets.  In early 2006, we launched KTRO-FM, a new station in Portland, Oregon.  Additionally, during 2006 we completed a tower upgrade project for WLQV-AM in Detroit, Michigan, and relocated our tower for KKOL-AM in Seattle, Washington.

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

Marketing Platform to National Advertisers

We have created a national platform of radio stations that reaches more than four million listeners weekly. National companies find advertising on multiple radio stations to be an efficient and cost-effective way to reach this target audience. Through SMR, we bundle and sell this national platform of radio stations to national advertisers, thereby enhancing our revenue-generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and making our sales effort more efficient.

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

Recent Events

On December 30, 2009, we were notified that the buyer of our radio station WRFD-AM, Columbus, Ohio, would not meet the terms of the asset purchase agreement that was entered into on July 31, 2008.  Based on our plans to sell this radio station and exit the Columbus market, we had accounted for this entity as a discontinued operation.  The Consolidated Balance Sheets and Statements of Operations had been  reclassified for all periods presented to reflect the operating results and net assets of this market as a discontinued operation as of the date of this asset purchase agreement through December 2009.  Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations to reflect the operating results and net assets of this entity for all periods presented in continuing operations.  In January 2010, we collected a termination fee from the buyer of $0.2 million pursuant to the termination of the asset purchase agreement.

On December 1, 2009, we entered into a new $30.0 million senior credit facility, which is a revolving credit facility  (“Revolver”) and issued $300 million of new senior secured second lien 9 5/8% notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  The revolver includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver (the “Credit Agreement.”)  We used the proceeds of the 9 5/8% Notes, a portion of the Revolver, and approximately $27 million of cash on hand to fully repay amount outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to repay all aggregate principal of $89.7 million on the 7 3/4% Notes in full.  We recorded a loss of $1.7 million  which included $1.1 million of unamortized bank loan fees on the prior credit facility, $0.1 million of unamortized bond issue costs on the 7 ¾% Notes and $0.4 million of legal and dealer fees associated with the calling of the 7¾% Notes and prior credit facility.

On July 24, 2009, we completed the purchase of radio station WZAB-AM in Miami, Florida for $1.0 million.  The accompanying Consolidated Statements of Operations reflect the operating results of this radio station as of the acquisition date.  The business combination is not material in the aggregate or individually to our financial position as of the date of acquisition.

On April 7, 2009, SIC issued a promissory note to Salem Holding in the amount of $0.3 million.  On April 9, 2009, SIC purchased $1.0 million of Salem Holding’s 7¾% Notes for $0.3 million.  Salem Holding agreed to cancel the outstanding promissory note in exchange for the cancellation by SIC of the 7 ¾% Notes.  On a consolidated basis, the transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

On June 1, 2009, we completed the sale of radio station KPXI-FM in Tyler-Longview, Texas for $0.4 million which resulted in a pre-tax loss of $1.6 million.  The operating results of KPXI-FM were excluded from the Consolidated Statements of Operations as of the date of the sale.

On March 31, 2009, we completed the purchase of radio station WAMD-AM in Aberdeen, Maryland for $2.7 million.  The acquisition was made to accommodate the day time signal upgrade of WNYM-AM, New York, NY.  Approximately $2.5 million of the purchase price was allocated to this upgrade.  The purchase price had been paid into an escrow account on July 18, 2008.  The accompanying Consolidated Statements of Operations includes the operating results of this radio station as of the acquisition date.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, expenses associated with this business combination were expensed as of the January 2009 effective date.  The business combination is not material in the aggregate or individually to our financial position as of the date of acquisition.

On February 2, 2009, we received reimbursement from the Port of Seattle of approximately $1.7 million of costs associated with a tower relocation project.  The tower relocation began in 2001 as a result of the City’s use of eminent domain in which the existing tower land was seized.

On December 12, 2008, we formed Salem Investment Corporation (“SIC”), a subsidiary of Salem Communications Corporation.  SIC issued a promissory note to Salem Holding in the amount of $4.75 million.  On December 18, 2008 SIC purchased $9.4 million of Salem Holding’s 7 ¾% Notes (“Notes”) at a 50% discount from a group of Note holders.  Salem Holding agreed to cancel the outstanding promissory note in exchange for the cancellation by SIC of the 7 ¾% Notes.  On a consolidated basis, the transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.

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

On June 30, 2008, we completed a reorganization of certain legal entities.  Under this reorganization, Salem Holding now owns all operating assets of the Company other than CCM Communications, Inc.  The operating assets of CCM Communications, Inc. remain owned by Salem Holding.  The reorganization did not impact the Consolidated Balance Sheets or Consolidated Statements of Operations.

On May 30, 2008, we sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million resulting in a pre-tax gain of $1.4 million, which is reported as a component of discontinued operations.   The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the year ended December 31, 2008 reflect WFZH-FM as a discontinued operation.  All prior periods have been reclassified to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On April 11, 2008, we completed the purchase of selected assets of WMCU-AM in Miami, Florida, for $12.3 million.  We began operating the station under a Local Marketing Agreement (“LMA”) effective on October 18, 2007.  The accompanying Consolidated Statements of Operations includes the operating results of this station as of the LMA date.

On April 8, 2008, we acquired land in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania from entities controlled by our Chairman and by our Chief Executive Officer (“Principal Shareholders”) for approximately $5.0 million.  This transaction was approved by the independent members of our Board of Directors and was based on the appraised value from a third-party valuation firm.  As a result of this transaction, we will reduce rental expense by approximately $148,000 annually and have permanently secured these AM transmitter site locations. We also assumed two income-producing lease agreements as follows:  (a) a diplex agreement at the Seattle-Tacoma, Washington site generating annual rental income that is currently $139,000 approximately and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating annual rental income that is currently $26,000.  In addition, we entered into new transmitter site leases for eight (8) existing transmitter sites (the “New Transmitter Site Leases”) operated by the Company and leased from the Principal Stockholders.  Seven (7) of these New Transmitter Site Leases replace existing transmitter site leases between the Company and the Principal Shareholder which were either scheduled to expire or had option exercise deadlines in 2009 or 2010.  As a result, we are not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

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

On March 28, 2008, we sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million resulting in a pre-tax gain of $2.0 million, which is reported as a component of discontinued operations.  The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the year ended December 31, 2008 reflect WRRD-AM as a discontinued operation.  All prior periods have been reclassified to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

As of the March 2008 issue, we ceased publication of CCM Magazine.   The decision to cease publication did not affect Salem Publishing's other magazines, Preaching Magazine, Youthworker Journal, Homecoming Magazine, The Singing News Magazine, Faith Talk Magazine and Townhall Magazine.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the year ended December 31, 2008.  All prior periods have been reclassified to reflect the operating results of this entity as a discontinued operation to conform to the current period presentation.

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

In June 2001, Salem Holding effected a dividend to Salem Communications Corporation of Salem Holding’s publishing and Internet businesses. This transaction was effected as a dividend of the capital stock and membership interests, respectively, of Salem Holding’s wholly-owned subsidiaries CCM Communications, Inc. (“CCM”) and OnePlace, LLC (“OnePlace”). As a result, CCM and OnePlace became direct subsidiaries of Salem Communications Corporation. Subsequently, the membership interests of OnePlace were contributed to SCA License Corporation, and OnePlace became an indirect subsidiary of Salem

DEVELOPMENT OF THE BUSINESS

During the year ended December 31, 2009, we completed the following acquisitions and purchases:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
March 31, 2009	WAMD-AM, Aberdeen, Maryland	$227
March 31, 2009	License upgrade for WNYM-AM, New York, NY	2,498
July 24, 2009	WZAB-AM, Miami, Florida	1,020
		$3,745

RADIO STATIONS

Upon the close of all announced transactions, we will own and/or operate a national portfolio of 94 radio stations in 37 markets, consisting of 27 FM stations and 67 AM stations.  The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market(1)	Rank(2)	Call Letters	Acquired	Format

New York, NY	1, 17(3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
		KXMX-AM	2000	Ethnic Brokered Programming
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 34(4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	News Talk
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk

Atlanta, GA	7	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Spanish Christian Teaching and Talk
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Philadelphia, PA	8	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Washington, D.C.	9	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Christian Teaching and Talk
Detroit, MI	11	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Miami, FL	12	WKAT-AM	2005	Spanish Christian Teaching and Talk
		WMCU-AM	2008	Christian Teaching and Talk
		WZAB-AM	2009	Business
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	Christian Teaching and Talk
		KNTS-AM(5)	1997	Spanish Christian Teaching and Talk
		KKMO-AM	1998	Regional Mexican
		KKOL-AM	1999	News Talk
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	News Talk
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	18	WTWD-AM(6)	2000	Christian Teaching and Talk
		WTBN-AM(6)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Denver-Boulder, CO	19	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM (7)	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM(7)	1999	Spanish Christian Teaching and Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
Pittsburgh, PA	24	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Spanish Christian Teaching and Talk
		KKFS-FM	2006	Contemporary Christian Music
Cleveland, OH	28	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
San Antonio, TX	30	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Orlando, FL	33	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WHIM-AM	2006	Christian Teaching and Talk
Columbus, OH	36	WRFD-AM	1987	Christian Teaching and Talk
Nashville, TN	43	WBOZ-FM	2000	Southern Gospel
		WFFH-FM(8)	2002	Contemporary Christian Music
		WFFI-FM(8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Christian Teaching and Talk

		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Honolulu, HI	63	KHNR-AM	2006	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Christian Teaching and Talk
		KHCM-FM	2004	Country Music
		KHCM-AM	2000	News Talk
		KHUI-FM	2004	Adult Standards
		KKOL-FM (formerly KGMZ-FM)	2005	Oldies
Omaha, NE	71	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	Spanish Christian Teaching and Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	72	WLSS-AM	2005	News Talk
Colorado Springs, CO	92	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	117	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	125	WHKZ-AM	2001	Christian Teaching and Talk
Aberdeen, MD	NR	WAMD-AM (9)	2009	Silent

(1)

Actual city of license may differ from metropolitan market served.

(2)

“MSA” means metropolitan statistical area per the Fall 2009 Radio Market Survey Schedule and Population Rankings published by Arbitron, excluding the Commonwealth of Puerto Rico.

(3)

This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 17.

(4)

This market includes the San Jose, CA market, which independently has a MSA rank of 34.

(5)

KNTS-AM is an expanded band AM station paired with KLFE-AM.  The licenses for these stations include a condition requiring that one or the other be surrendered by July 15, 2009.  However, the Federal Communications Commission (“FCC”) is currently permitting these paired expanded band stations to continue to operate beyond the specified surrender date, pursuant to a special temporary authority (STA) granted by the FCC and a request for extension of that STA.

(6)

WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

(7)

KBJD-AM is an expanded band AM station paired with KRKS-AM, which licenses have not been renewed by the FCC.  The original license for KBJD-AM includes a condition requiring that one or the other paired license be surrendered by February 20, 2006.  However, the FCC is currently permitting these paired expanded band stations to continue to operate beyond their license expirations date pursuant to the pending license renewal applications for those stations, and to continue to operate beyond the specified surrender date pursuant to an STA granted by the FCC and a request for extension of that STA.

(8)

WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

(9)

WAMD-AM was silent as of December 2009.

PROGRAM REVENUE.  For the year ended December 31, 2009, we derived 22.6% and 18.2% of our net broadcast revenue, or $38.8 million and $31.3 million, respectively, from the sale of nationally syndicated and local block program time.  We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States.  Nationally syndicated program producers typically purchase 13, 26 or 52-minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release.  We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases.  We believe our management has been successful in identifying and assisting quality local programs expand into national syndication.

ADVERTISING REVENUE.  For the year ended December 31, 2009, we derived 35.8% of our net broadcast revenue, or $61.6 million, from the sale of local spot advertising and 7.4% of our net broadcast revenue, or $12.6 million, from the sale of national spot advertising.

SALEM RADIO NETWORK® AND SALEM MEDIA REPRESENTATIVES ™

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

We own and operate Salem Media Representatives (“SMR”), formerly called Salem Radio Representatives (“SRR”), a sales representation company specializing in placing national advertising on religious format radio stations.  SRN and our radio stations each have relationships with SMR for the sale of available SRN spot advertising.  SMR also contracts with individual radio stations to sell airtime to national advertisers desiring to include selected company stations in national buys covering multiple markets.  In 2005, we established Vista Media Representatives (“VMR”), formerly Vista Radio Representatives (“VRR”), a sales representation company specializing in placing national advertising on non-religious radio stations.

We recognize our advertising and commission revenue from radio stations as the spots are aired.  SRN’s net revenue, including commission revenue for SMR and VMR, for the year ended December 31, 2009 was $15.2 million, or 8.9% of net broadcast revenue.

NON-BROADCAST MEDIA

Salem Web Network™ and Townhall®.com.  We recognize our Internet related revenues based on the delivery of online impressions or based on the length of time of the advertisement placement.  Revenues from the sales of products and services are recognized when the products are shipped or when the services are rendered.  Total Internet revenue, including SWN and Townhall.com, for the year ended December 31, 2009 was $15.9 million, or 8.0% of total revenue.

Salem Publishing™.   We recognize advertising revenue from our magazines as the publications are issued.  Subscription revenues are recognized over the life of the subscription.  Revenues from book sales on Xulon Press are recognized when shipment occurs.  For the year ended December 31, 2009, our publishing businesses generated revenues of $11.3 million, or 5.7% of total revenue.

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

We also compete for revenue in the advertising market with other commercial religious format and general format radio station licensees. We compete in the advertising market with non-broadcast media as well, including broadcast television, cable television, newspapers, magazines, direct mail, Internet and billboard advertising, some of which may be controlled by horizontally-integrated companies.  Several factors can materially impact competitive advantage, including audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

Competition also comes from new media technologies and services.  These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile telephony including smart phone applications for iPhone, Blackberry and Droid, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. Digital audio broadcasting will deliver multi-format digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which deliver multiple audio programming formats to local and national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk on Sirius XM, a satellite digital audio radio service.

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

FEDERAL REGULATION OF RADIO BROADCASTING

Introduction. The ownership, operation and sale of broadcast stations, including those licensed to Salem, are subject to the jurisdiction of the FCC, which acts under authority derived from The Communications Act of 1934, as amended, and the rules and regulations promulgated thereunder (the “Communications Act”). Among other things, the FCC assigns frequency bands for broadcasting; determines whether to approve certain changes in ownership or control of station licenses; regulates transmission facilities, including power employed, antenna and tower heights, and location of transmission facilities; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules under the Communications Act.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the maximum) license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties. For further information concerning the nature and extent of federal regulation of broadcast stations you should refer to the Communications Act, FCC rules and the public notices and rulings of the FCC.

License Grant and Renewal. Radio broadcast licenses are granted for maximum terms of eight years. Licenses must be renewed through an application to the FCC. Under the Communications Act, the FCC will renew a broadcast license if it finds that the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

Petitions to deny license renewals can be filed by certain interested parties, including members of the public in a station’s market. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant’s license is restricted. License renewal applications filed in December 2004 are currently pending for two of our stations, KBJD(AM) and KRKS(AM) due to those stations’ operation as “expanded band” AM stations. Except for these two stations, we are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that our licenses will be renewed.

Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests therein, and compliance with the Communications Act’s limitation on alien ownership, as well as compliance with other FCC policies, including equal employment opportunity requirements.

Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. We therefore may be restricted from having more than one-fourth of our stock owned or voted by aliens, foreign governments or non-U.S. corporations.

Multiple Ownership: The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. The FCC also restricts the number of television stations an entity may own both in local markets and nationwide.

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets and could limit the potential buyers of any stations we may attempt to sell. The FCC is also required by the Communications Act to review its broadcast ownership rules every four years. The next such review must occur in 2010, and as part of that proceeding the FCC may again adopt changes to its ownership rules. Previous attempts by the FCC to modify its ownership rules in 2003 and in 2008 also have resulted in court challenges, which remain pending. Any changes to the ownership rules could impact our existing ownership as well as our ability to acquire additional stations or sell existing stations.

Attribution: Because of these multiple and cross-ownership rules, a purchaser of voting stock of the company that acquires an “attributable” interest in the company may violate the FCC’s rule if it also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the other companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable stockholder of the company violates any of these ownership rules, the company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions.

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable,” or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner, member, or stockholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC’s ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as an “owner” of the radio station, television station or daily newspaper in question, and therefore subject to the FCC’s ownership rules.

Any officers and directors of a broadcast licensee, cable system owner, or daily newspaper owner are deemed to hold attributable interests in that entity. Generally, the officers and directors of any parent company that holds an attributable interest are themselves also deemed to hold the same attributable interests as that company. In certain situations where a parent company is involved in businesses other than broadcasting, cable system operation, or newspaper publishing, and an individual officer or director has duties and responsibilities wholly unrelated to the company’s broadcast, cable, or newspaper activities, that officer or director may avoid attribution, but will need to submit a statement to the FCC documenting their lack of involvement in the relevant businesses.

Generally, debt interests held in a broadcast licensee, cable system owner, daily newspaper publisher, or parent company are not deemed to be attributable. Debt holders will be subject to attribution, however, where the aggregate value of the equity and debt held in the broadcast, cable, or newspaper company exceeds 33% of that company’s total asset value and the debt holder also holds another attributable interest in the relevant market or the debt holder supplies over 15% of the programming, on a weekly basis, for the station in which the interest is held.

Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” The FCC has gradually relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. Although in recent years proposals have been put forth by the FCC to reinstitute certain formal procedures, none of these proposals have yet been adopted for radio stations. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, but such complaints may be filed and considered at any time.

Stations also must pay annual regulatory fees and fees associated with the filing of most applications. Stations also must follow various FCC rules that regulate, among other things, political advertising, advertising for certain products or services (e.g. tobacco advertising), the broadcast of obscene or indecent programming, closed captioning, emergency programming, sponsorship identification and technical operations (including limits on radio frequency radiation) and equal employment opportunity requirements. The broadcast of contests and lotteries is regulated by FCC rules.

Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Proposed Changes. As noted above, the FCC in 2010 must review its broadcast ownership rules. The FCC in November 2009 commenced this proceeding by holding a series of public workshops, but has not yet announced any proposed changes to its rules. We can make no determination as to what effect, if any, this proposed rulemaking will have on Salem. The Congress and the FCC from time to time have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company’s radio stations, result in the loss of audience share and revenue for the company’s radio stations, and affect the ability of the Company to acquire additional radio stations or finance such acquisitions. Such matters under consideration include, or may come to include:

• proposals to require broadcast licensees to broadcast specific types and amounts of local programming;

• proposals restricting the location of broadcast studios;

• technical and frequency allocation matters, including potential reallocation of broadcast spectrum to other uses;

• changes in multiple ownership and cross-ownership rules;

• changes to broadcast technical requirements; and

• proposals to require broadcasters to pay copyright royalties for over-the-air performance of sound recordings.

The foregoing summary of certain provisions of the Communications Act and of specific FCC rules and policies does not purport to be comprehensive. For further information concerning the nature and extent of federal regulation of radio broadcast stations you should refer to the Communications Act, the FCC’s rules and the public notices and rulings of the FCC.

Federal Antitrust Considerations. The FTC and the DOJ, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, are also active in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Improvements Act (“HSR Act”) and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the company. Acquisitions that are not required to be reported under the HSR Act may be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. The DOJ also has stated publicly that it believes that LMAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act.

Although we do not believe that our acquisition strategy as a whole will be adversely affected in any material respect by antitrust review, we cannot be sure that this will be the case.

SEGMENTS

We have one reportable operating segment—radio broadcasting.  The remaining non-reportable segments consist of our Internet businesses, SWN, Townhall.com, and Salem Consumer Products and our publishing businesses, Salem Publishing and Xulon Press, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as non-broadcast.  The radio broadcasting segment also operates various radio networks.  We present our segment operating results in Note 16.

EMPLOYEES

On February 28, 2010, Salem employed 1,047 full-time and 371 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

INTERNET ADDRESS AND INTERNET ACCESS TO SEC REPORTS

Our Internet address is www.salem.cc.  You may obtain through our Internet website, free of charge, copies of our annual reports filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports are available as soon as reasonably practical after we electronically file them or furnish them to the SEC.  Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 1A. RISK FACTORS

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our Christian, conservative news talk and family-themed formats, or not to broadcast programming that violates our programming standards, either of which may have a material adverse effect on our business.

We are fundamentally committed to broadcasting, Internet and publishing formats and programming emphasizing Christian, conservative news talk and family themes. We may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences. We do not intend to pursue business opportunities or broadcast programming that would conflict with our core commitment to Christian and family themes formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats or broadcast programming inconsistent with our programming standards might result in lower operating revenues and profits than we might otherwise achieve.

We may be adversely affected by a continued deterioration in economic conditions.

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

Domestic radio revenues continue to decline. We believe this is primarily the result of the struggling United States economy and corresponding reductions in discretionary advertising spending by our customers. Beginning in July 2007, our advertising revenue has been negatively impacted by declining advertising from our customers, particularly in the financial services and auto industries. The decline in advertising revenue impacts both our broadcasting segment and non-broadcasting segment. We expect this trend to continue for as long as the United States economy is weak; however, we cannot quantify the financial impact on our future operating results. In response to these economic challenges, we have initiated several cost reduction strategies including (1) reducing headcount by approximately 15%, (2) temporarily suspending the Company match on 401(k) contributions as of July 2008, (3) temporarily suspending the management bonus program, (4) limiting capital expenditures, (5) reducing the base salary for all employees by 5% as of February 1, 2009 with certain members of executive management reduced by 10%, (6) requiring all employees to use accrued vacation balances by March 31, 2009, (7) offering incentives to employees to use accrued vacation balances as of December 31, 2009 and (8) consolidating programming on most of our Contemporary Christian Music stations.  We continue to pursue opportunities to sell assets, particularly stations that are in non-strategic formats or are underperforming. We cannot assure you that our cost reduction initiatives or asset sales will be sufficient to offset any decline in our business.

This period of economic uncertainty increases our exposure to several risks, including but not limited to:

•

Increasing pressure to sell advertising and block programming time at discounted rates;

•

Increases in the length of time to collect receivables and higher risks that the accounts become uncollectible as our customers face tight credit markets;

•

Ministries are experiencing lower levels of donations that could negatively impact their ability to purchase and pay for block programming time;

•

We may not be able to find suitable replacements for ministries that can no longer purchase and pay for block programming,

•

Limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements;

•

Limiting our ability to purse projects that could have been beneficial; and

•

Impairment losses on the value of our indefinite-lived intangible assets including FCC broadcast licenses, goodwill, and mastheads and impairment losses on other long-lived assets.

We must respond to the rapid changes in technology, services and standards of our industry in order to remain competitive.

The radio broadcast industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:

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

•

Mobile telephony;

•

High definition radio; and

•

iPod or similar devices.

We currently program one channel on XM Satellite Radio. We also offer pod-casts and downloads of portions of our programming; however, we cannot assure you that this arrangement will continue, will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcast industry or on our financial condition and results of operations.

The accounting treatment of goodwill and indefinite-lived intangible assets could cause future losses due to asset impairment.

Under FASB ASC Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses.

We have incurred significant impairment losses with regard to our broadcast indefinite-lived intangible assets.  These losses are attributable to the following variables as the primary drivers used in our assumptions that lead to our impairment of broadcast licenses and goodwill balances (1) an increase in the weighted average cost of capital from 8.0% as of the testing period ended December 31, 2007 to 9.5% for the testing period ended December 31, 2009, (2) a decline in the estimated terminal or exit values assigned to the licenses as a result of industry wide declines in radio station transaction multiples, (3) a decrease in projected future cash flows from a range of 2.0% to 3.5% for the testing period ended December 31, 2007 to a range of 1.0% to 2.5% for the testing period ended December 31, 2009, and (4) a significant decline in projected revenues from up to a 12.6% increase projected at the end of 2007 for the 2009 year to a 3.0% decline at the end of 2009 for 2010, followed by up to a 2.5% projected increase in 2011 as compared to 2010

We have also incurred significant impairment losses with regard to our non-broadcast indefinite-lived intangible assets.  These losses were incurred as a result of our interim impairment testing for the period ended June 30, 2009. There was no impairment as of the interim testing period ended September 30, 2009 or the annual testing period ended December 31, 2009.  The losses were attributable to the following variables as the primary drivers used in our assumptions that lead to our impairment of mastheads and goodwill balances: (1) an increase in the weighted average cost of capital from 8.0% as of the testing period ended December 31, 2007 to 9.0% for the interim testing period ended June 30, 2009, (2) a decline in the estimated terminal or exit values assigned to the assets as a result of industry wide declines in the total number of magazines sold, (3) a decrease in projected future cash flows from 2.9% for the testing period ended December 31, 2007 to 2.0% for the interim testing period ended June 30, 2009, and (4) a significant decline in projected profit margins from a range of 3.0% to 10.0% as of the December 31, 2007 testing period to a range of 0.5% to 6.0% as of the June 30, 2009 interim testing period.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

Given the current economic environment and uncertainties surrounding the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period and strength of recovery, made for the purpose of our indefinite-lived intangible fair value estimates will prove to be accurate.

If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.

The impairment charges recognized to date are non-cash in nature and did not result in a violation of our then existing credit facilities or Revolver. However, the potential of future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the impairments in and of themselves are a liquidity risk.

We may be unable to integrate the operations and management of acquired stations or businesses, which could have a material adverse effect on our business and operating results.

Since January 1, 2009, we have acquired two radio stations. During 2008, we acquired one radio station and two Internet businesses. We expect to make acquisitions of other stations and related non-broadcast businesses in the future. There can be no assurance that we will be able to successfully integrate the operations or management of acquired stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that might be acquired in the future. Continued acquisitions of stations will require us to manage a larger and likely more geographically diverse radio station and non-broadcast portfolio than historically has been the case. Our inability to integrate and manage newly acquired stations or non-broadcast businesses successfully could have a material adverse effect on our business and operating results.

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

Additionally, FCC rules and policies allow a broadcaster to own a number of radio stations in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales and station operations. We believe that radio stations that elect to take advantage of these clustering opportunities may, in certain circumstances, have lower operating costs and may be able to offer advertisers more attractive rates and services. The future development of our business in new markets, as well as the maintenance of our business growth in those markets in which we do not currently have radio station clusters, may be negatively impacted by competitors who are taking or may take advantage of these clustering opportunities by operating multiple radio stations within markets.

The restrictions on ownership of multiple stations in each market may prevent us from implementing our cluster strategy.

As part of our growth strategy, we seek to acquire additional radio stations in markets in which we already have existing stations. However, our ability to acquire, operate and integrate any such future acquisitions as part of a cluster is limited by antitrust laws, the Communications Act, FCC regulations and other applicable laws and regulations. Changes to any of these laws or regulations may affect our ability to acquire additional stations in radio markets where we already own one or more radio stations.  In 1996, Congress passed legislation that requires the FCC to periodically conduct reviews of its regulations, including ones that govern the maximum number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations (the “Ownership Limits”). The FCC has adopted radio multiple ownership rules that depend upon the total number of radio stations located in the market in determining the applicable Ownership Limits. In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market.” Specifically, in larger markets the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by The Arbitron Company (“Arbitron”), which is a commercial ratings service, as reported in the BIA database. For smaller radio markets for which Arbitron has not delineated a geographic market, the “signal contour method” continues to be the method of defining the market and determining the number of radio stations in the market. The methods the FCC uses to define markets affect the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Arbitron market. In 2010, the FCC will be opening a new phase of rulemaking concerning its broadcast ownership rules. The FCC will seek public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity and is planning to hold public meetings around the country on the issue of media ownership rules.

We cannot predict the impact of possible modifications to the FCC’s local radio multiple ownership rules on our business operations. Likewise, we cannot predict whether there will be a change in the antitrust laws, Communications Act or other laws governing the ownership or operation of radio stations, or whether the FCC, Department of Justice (“DOJ”) or Federal Trade Commission (“FTC”) will modify their regulations and policies governing or affecting the acquisition of additional radio stations in a market. In addition, we cannot predict whether a private party will challenge acquisitions we propose in the future. These events could adversely affect our ability to implement our cluster acquisition strategy.

Government regulation of the broadcasting industry by the FTC, DOJ and FCC may limit our ability to acquire or dispose of radio stations and enter into certain agreements.

The Communications Act and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC broadcast licenses. The FTC and the DOJ evaluate transactions to determine whether those transactions should be challenged under federal antitrust laws. As we have gained a presence in a greater number of markets and percentage of the top 50 markets, our future proposed transactions may be subject to more frequent and aggressive review by the FTC or the DOJ due to market concentration concerns. This increased level of review may be accentuated in instances where we propose to engage in a transaction with parties who themselves have multiple stations in the relevant market. The FCC might not approve a proposed radio station acquisition or disposition when the DOJ has expressed market concentration concerns with respect to the buy or sell side of a given transaction, even if the proposed transaction would otherwise comply with the FCC’s numerical limits on in-market ownership. We cannot be sure that the DOJ or the FTC will not seek to prohibit or require the restructuring of our future acquisitions or dispositions on these or other bases.

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

We may be adversely affected by statutes dealing with indecency.

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

If we fail to maintain our broadcast licenses with the FCC, we would be prevented from operating affected radio stations.

We operate each of our radio stations pursuant to one or more FCC broadcast licenses, generally of eight years’ duration. As each license expires, we apply for renewal of the license. However, we cannot be sure that any, of our licenses will be renewed, and renewal is subject to challenge by third parties or to denial by the FCC. In evaluating a broadcast license renewal application, the FCC must grant the renewal if: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations of the Communications Act or the FCC’s rules; and (3) there have been no other violations which, taken together, constitute a pattern of abuse. If, however, the station fails to meet these standards, the FCC may deny the application, after notice and an opportunity for a hearing, or grant the application on terms and conditions that are appropriate, including renewal for less than the maximum term otherwise allowed. The failure to renew any of our licenses would prevent us from operating the affected station and generating revenue from it. If the FCC decides to include conditions or qualifications in any of our licenses, we may be limited in the manner in which we may operate the affected station.

Our advertising revenues in certain markets are ratings sensitive and subject to decline based on agency projections.

Arbitron has developed new technology to collect data for its ratings service. The Portable People Meter TM (PPMTM ) is a small, pager-sized device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. In markets where we subscribe to Arbitron that have switched to PPM, our ratings have been less consistent. It is not yet clear what long-term impact PPM will have on our financial results.

Capital requirements necessary to implement acquisitions could pose risks.

We face competition from other broadcasting companies for acquisition opportunities. If the prices sought by sellers of these companies were to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

If we are unable to execute our acquisition strategy successfully, our business may not continue to grow.

We intend to continue to selectively acquire radio stations and complementary non-broadcast media businesses. With respect to the acquisition of radio stations, our acquisition strategy has been, and will continue to focus primarily on, the acquisition of stations in the top 50 markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. With respect to our acquisition strategy of non-broadcast media businesses, we may not be able to identify and consummate the acquisition of future non-broadcast media businesses successfully. Additionally, we may not be able to effectively integrate the operation of newly acquired businesses with our existing businesses that could result in reduced operating income from our non-broadcast media businesses. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

Our business is dependent upon the performance of key employees, on-air talent and program hosts.

Our business is dependent upon the performance and continued efforts of certain key individuals, including Edward G. Atsinger III, our Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of such key individuals could have a material adverse effect upon us. We enter into employment agreements with such key individuals.  Mr. Epperson has radio interests unrelated to Salem’s operations that will continue to impose demands on his time. Mr. Atsinger has an interest in an aviation business unrelated to Salem’s operations that will continue to impose demands on his time.

We also employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences on both a national level and in their respective markets.  Several of our on-air personalities have a presence that extends beyond our radio platforms into other strategic areas.  Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms, which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

If we are not able to obtain financing or generate sufficient cash flows from operations, we may be unable to fund future acquisitions.

We may require significant financing to fund our acquisition strategy. This financing may not be available to us. The availability of funds under our new senior credit facility at any time is dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

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

If we do not maintain or increase our block programming revenues, our business and operating results may be adversely affected.

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block programming time to national and local religious organizations.  Block programming accounted for 40.8% of our net broadcast revenue for the year ended December 31, 2009, and 38.6% of our net broadcast operating revenue for the same period of the prior year.  We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue.

If we are unable to maintain or grow our advertising revenues, our business and operating results may be adversely affected.

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

A sustained economic downturn in key Salem markets could negatively impact our ability to generate revenues.

We derive a substantial part of our total revenues from the sale of advertising on our radio stations. For the years ended December 31, 2007, 2008 and 2009, 48.8%, 46.2% and 43.1% of our total revenues, respectively, were generated from the sale of advertising.  We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 16.9% and 20.2%, respectively of our total net advertising revenues for the year ended December 31, 2008 and 15.5% and 18.6%, respectively of our total net advertising revenues for the year ended December 31, 2009.  Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.

We must comply with various federal, state and local environmental, health, safety and land use laws and regulations that have a tendency to affect broadcast facilities differently than other uses. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions that may affect, among other things, the ability for us to improve or relocate our radio broadcasting facilities. Historically, we have not incurred significant expenditures to comply with these laws. However, existing laws, and those that may be applied in the future, or a finding of a violation of or liability, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

Acts of war and terrorism may reduce our revenue and have other negative effects on our business.

In response to the September 11, 2001 terrorist attacks on New York City and Washington, D.C., we increased our news and community service programming, which consequently decreased the amount of broadcast time available for commercial advertising and block programming. In addition, these events caused advertisers to cancel advertisements on our stations. Future acts of war and terrorism against the United States, and the country’s response thereto, including the current military actions in Iraq and Afghanistan, may also cause a general slowdown in the U.S. advertising market, which could cause our revenues to decline due to advertising and/or programming cancellations, delays or defaults in payment, and other factors. In addition, these events may have other negative effects on our business, the nature and duration of which we cannot predict. If future acts of war or terrorism occur or the current weak economic conditions continue or worsen, our financial condition and results of operations may be materially and adversely affected.

We are controlled by a few controlling stockholders.

As of December 31, 2009, Edward G. Atsinger III, Stuart W. Epperson, Nancy A. Epperson and Edward C. Atsinger controlled approximately 86.2% in aggregate of the voting power of our capital stock. These four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of other stockholders in a material manner.

Our broadcasts often rely on content owned by third parties; obtaining such content could be costly and require us to enter into disadvantageous license or royalty arrangements.

We rely heavily upon content and software owned by third parties in order to provide programming for our broadcasts. The cost of obtaining all necessary licenses and permission to use this third-party content and software continues to increase. Although we attempt to avoid infringing known proprietary rights of third parties in our broadcasting efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from broadcasting all or certain portions of individual radio broadcasts containing content owned by third parties. We also rely on software that we license from third parties, including software that is integrated with internally developed software and used to perform key broadcasting and accounting functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that alternative software is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in limitations or delays in broadcasting or accounting for programming by us until equivalent software could be developed internally or identified, licensed and integrated, which would harm our business.

Proposed legislation requires radio broadcasters to pay royalties to record labels and recording artists.

On December 18, 2007, legislation was introduced to Congress that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. Currently, we pay royalties to song composers and publishers through BMI, ASCAP and SESAC. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, and what significance this royalty would have on our results from operations, cash flows or financial position.

 We may be unable to increase or maintain our Internet advertising revenues, which could have a material adverse effect on our business and operating results.

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

We currently hold various domain name registrations relating to our brands, including Christianity.com, OnePlace.com and Crosswalk.com. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under the notes.

At December 1, 2009, we and the guarantors have approximately $315 million aggregate principal amount of outstanding indebtedness, of which all is senior debt (including the outstanding notes), and of which approximately $15 million effectively ranks senior to the outstanding notes to the extent of the assets securing such debt. In addition, the terms of our senior credit facility and the indenture permit us to incur additional indebtedness, including up to approximately $15 million that would be available under our senior credit facility, subject to our ability to meet certain borrowing conditions.

Our substantial debt may have important consequences to you. For instance, it could:

•

make it more difficult for us to satisfy our financial obligations, including those relating to the exchange notes;

•

require us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes, including capital expenditures and acquisitions;

•

place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and

•

limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

The agreements governing our various debt obligations impose restrictions on our business and adversely affect our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the indenture governing the exchange notes offered hereby and the agreements governing our senior credit facility, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•

incur additional debt;

•

declare or pay dividends, redeem stock or make other distributions to stockholders;

•

make investments;

•

create liens or use assets as security in other transactions;

•

merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•

engage in transactions with affiliates; and

•

sell or transfer assets.

Our senior credit facility also requires us to comply with a number of financial ratios and covenants and restricts our ability to make certain capital expenditures.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture governing the exchange notes offered hereby or the senior credit facility. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the senior credit facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under our senior credit facility could be terminated. If we were unable to repay debt to our lenders, or are otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the exchange notes and repay the principal amount of or repurchase the exchange notes or may cause the subsidiary guarantors to be unable to make payments under the guarantees.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, and to refinance, our indebtedness, including the exchange notes, and to fund planned capital expenditures, will depend on our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness, including the exchange notes, or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our senior credit facility and the exchange notes, on commercially reasonable terms, or at all.

Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of our senior credit facility and the indenture governing the exchange notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations under the exchange notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES.

No one physical property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We believe we will be able to renew existing leases when applicable or obtain comparable facilities, as necessary.

Corporate

Our corporate headquarters are located in Camarillo, California where we own an approximately 40,000 square foot office building.

Radio Broadcasting

The types of properties required to support our radio stations include offices, studios, transmitter, antenna and tower sites. A station’s studios are generally located in an office in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage. We either own or lease our radio transmitting properties under agreements that generally range from five to twenty-five years. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary. Our SRN and SMR offices and Dallas radio stations are located in an office building in the Dallas, Texas metropolitan area, where we own an approximately 34,000 square foot office building. Our network operations are supported by various offices and studios from which its programming originates or is relayed from a remote point of origination. Our network leases satellite transponders used for delivery of its programming. We also own office buildings in Honolulu, Hawaii, Tampa, Florida, Miami, Florida and Orlando, Florida.

We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 12 of our consolidated financial statements. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that are as favorable as, or more favorable, to the Company than those that would have been available from unaffiliated parties.

 Non-Broadcast

Salem Publishing and Salem Web Network operate from leased office facilities in Nashville, Tennessee; Orlando, Florida; Richmond, Virginia, and Boone, North Carolina.  The lease agreements range from two to ten years remaining on the lease term.  We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

ITEM 3. LEGAL PROCEEDINGS.

We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We maintain insurance that may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On March 5, 2010, the Company had approximately 67 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 18,120,092 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sales price information per share of the Class A common stock of the Company as reported on the NASDAQ-NGM.

	2008				2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$ 7.14	$ 4.78	$ 2.44	$ 1.81	$ 1.60	$ 1.19	$ 3.49	$ 5.99
Low (mid-day)	$ 2.80	$ 1.73	$ 1.20	$ 0.51	$ 0.25	$ 0.47	$ 0.65	$ 2.19

There is no established public trading market for the Company’s Class B common stock.

DIVIDEND POLICY

Due to the transition of the radio broadcasting industry to a more mature stage of its lifecycle, a number of broadcasting peers introduced the payment of dividends.  After careful review and consideration of its earnings, financial position, capital requirements, its bank credit facilities and the indenture governing its previously outstanding 7¾% Notes, the Company had determined that it was in the interest of its shareholders to grant a special dividend.  On July 28, 2006, the Company paid a special cash dividend of $0.60 per share on its Class A and Class B common stock to shareholders of record as of the close of business on July 17, 2006.  The cash payment amounted to approximately $14.6 million.  On August 23, 2007, the Company paid a special cash dividend of $0.42 per share on its Class A and Class B common stock to shareholders of record as of the close of business on August 20, 2007.  The cash payment amounted to approximately $10.0 million.  No dividends were paid during the years ended December 31, 2008 or December 31, 2009.

The Company’s sole source of cash available for making any future dividend payments will be dividends paid to the Company or payments made to the Company by its subsidiaries. The ability of subsidiaries of the Company to make such payments may be restricted by applicable state laws or terms of agreements to which they are or may become a party; the Company’s Revolver and the terms of the indenture governing the 9 5/8% Notes restrict the payment of dividends on its common stock unless certain specified conditions are satisfied.

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

The Statements of Operations Data for all prior periods presented have been reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin as discontinued operations.  In 2007, we had a plan in place to sell these radio stations and completed the sale of these entities during the year ended December 31, 2008.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of CCM Magazine as a discontinued operation as of its final publication in March 2008.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WRFD-AM, Columbus, Ohio in continuing operations from discontinued operations.  We had entered into an asset purchase agreement on July 31, 2008, to sell this radio station and exit the Columbus market.  At that time, the Consolidated Balance Sheets and Statements of Operations for all periods presented had been reclassified to reflect the operating results and net assets of this market as a discontinued operation as of the date of the asset purchase agreement through December 2009.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement.  Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.  In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to termination of the asset purchase agreement.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$ 196,885	$ 206,367	$ 206,055	$ 194,113	$ 172,055
Non-broadcast revenue	8,914	17,896	24,622	28,377	27,158
Total revenue	205,799	224,263	230,677	222,490	199,213
Operating expenses:
Broadcast operating expenses	119,740	129,438	130,844	124,881	108,149
Non-broadcast operating expenses	8,488	16,680	22,921	25,867	23,555
Corporate expenses	19,607	24,043	22,314	20,040	14,005
Depreciation and amortization	12,859	15,026	15,082	16,136	15,120
Legal settlement	650	—	—	—	—
Cost of denied tower site, abandoned projects and terminated transactions	—	—	—	1,275	1,111
Impairment of indefinite-lived intangible assets	—	—	—	73,010	27,996
(Gain) loss on disposal of assets	522	(18,653)	(2,190)	(6,892)	1,676
Total operating expenses	161,866	166,534	188,971	254,317	191,612
Operating income (loss) from continuing operations	43,933	57,729	41,706	(31,827)	7,601
Other income (expense):
Interest income	207	210	183	247	290
Interest expense	(22,559)	(26,342)	(25,488)	(22,381)	(20,079)
Change in fair value of interest rate swaps	—	—	—	(4,827)	(781)
Gain on bargain purchase	—	—	—	—	1,634
Gain (loss) on early redemption of long-term debt	(24)	(3,625)	—	4,664	(1,050)
Other income (expense)	(506)	(420)	164	121	(88)
Total other expense	(22,882)	(30,177)	(25,141)	(22,176)	(20,074)
Income (loss) from continuing operations before income taxes	21,051	27,552	16,565	(54,003)	(12,473)
Provision for (benefit from) income taxes	8,353	11,103	7,379	(19,151)	(4,210)
Income (loss) from continuing operations	12,698	16,449	9,186	(34,852)	(8,263)
Income (loss) from discontinued operations, net of tax	(36)	2,550	(1,011)	1,766	(83)
Net income (loss)	$ 12,662	$ 18,999	$ 8,175	$ (33,086)	$ (8,346)

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.49	$ 0.68	$ 0.39	$ (1.47)	$ (0.35)
Income (loss) from discontinued operations	—	0.11	(0.04)	0.07	—
Net earnings (loss) per share	$ 0.49	$ 0.78	$ 0.34	$ (1.40)	$ (0.35)
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.49	$ 0.68	$ 0.39	$ (1.47)	$ (0.35)
Earnings (loss) per share from discontinued operations	—	0.11	(0.04)	0.07	—
Net earnings (loss) per share	$ 0.49	$ 0.78	$ 0.34	$ (1.40)	$ (0.35)
Basic weighted average shares outstanding	25,735,641	24,215,867	23,785,015	23,671,288	23,803,864
Diluted weighted average shares outstanding	25,794,875	24,223,751	23,788,568	23,671,288	23,803,864

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$ 3,979	$ 710	$ 447	$ 1,892	$ 8,945
Broadcast licenses	435,178	468,630	464,549	398,135	375,317
Other intangible assets including goodwill, net	18,185	30,004	27,607	25,574	22,484
Total assets	645,930	686,264	679,798	607,718	579,045
Long-term debt (including current portion)	327,281	361,026	354,284	325,375	314,047
Stockholders’ equity	249,118	237,716	233,178	203,116	197,199

Cash flows related to:
Operating activities	$ 38,400	$ 36,390	$ 30,983	$ 37,901	39,468
Investing activities	(83,338)	(50,509)	(11,312)	(21,817)	(2,851)
Financing activities	37,548	(3,773)	(20,854)	(25,004)	(29,481)

Other Data:
Station operating income (1)	$ 77,145	$ 76,929	$ 75,211	$ 69,232	63,906
Station operating income margin (2)	39.2%	37.3%	36.5%	35.7%	37.1%

(1)

We define station operating income as net broadcast revenue less broadcast operating expenses.

(2)

Station operating income margin is station operating income as a percentage of net broadcast revenue.

Station operating income (“SOI”) is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”).  Therefore, SOI should be viewed as a supplement to and not a substitute for results of operations presented on the basis of GAAP.  Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries.  This measure is used by investors and by analysts who report on the industry to provide comparisons between broadcast groups.  Additionally, we use station operating income as one of our key measures of operating efficiency and contribution to profitability.  Station operating income does not purport to represent cash provided by operating activities.  Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP.  Our station operating income is not necessarily comparable to similarly titled measures employed by other companies.

RECONCILIATION OF STATION OPERATING INCOME TO OPERATING INCOME

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(Dollars in thousands)
Station operating income	$ 77,145	$ 76,929	$ 75,211	$ 69,232	$ 63,906
Plus non-broadcast revenue	8,914	17,896	24,622	28,377	27,158
Less non-broadcast operating expenses	(8,488)	(16,680)	(22,921)	(25,867)	(23,555)
Less corporate expenses	(19,607)	(24,043)	(22,314)	(20,040)	(14,005)
Less depreciation and amortization	(12,859)	(15,026)	(15,082)	(16,136)	(15,120)
Less legal settlement	(650)	—	—	—	—
Less cost of denied tower site, abandoned projects and terminated transactions	—	—	—	(1,275)	(1,111)
Less impairment of indefinite-lived intangible assets	—	—	—	(73,010)	(27,996)
Less gain (loss) on disposal of assets	(522)	18,653	2,190	6,892	(1,676)

Operating income (loss) from continuing operations	$ 43,933	$ 57,729	$ 41,706	$ (31,827)	$ 7,601

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.  Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of selected assets of radio stations and our acquisitions of non-broadcast businesses.  See Note 3 to our consolidated financial statements under Item 8 for additional information.

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

Our sources of revenue and product offerings also increasingly include non-broadcast businesses, including our Internet and publishing businesses.

The following table shows the percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2007		2008		2009
	(Dollars in thousands)
Block program time:
National	$ 45,598	22.1%	$ 42,781	22.0%	$ 38,842	22.6%
Local	30,740	14.9	32,099	16.6	31,344	18.2
	76,338	37.0	74,880	38.6	70,186	40.8
Advertising:
National	15,022	7.3	13,531	7.0	12,649	7.3
Local	85,527	41.5	76,137	39.2	61,557	35.8
	100,549	48.8	89,668	46.2	74,206	43.1
Infomercials	8,511	4.1	8,691	4.5	7,225	4.2
Network	15,247	7.4	15,583	8.0	15,244	8.9
Other	5,410	2.7	5,291	2.7	5,194	3.0
Net broadcast revenue	$ 206,055	100.0%	$ 194,113	100.0%	$ 172,055	100.0%

Our broadcast revenue is affected primarily by the program rates our radio stations charge, the level of broadcast airtime sold and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations’ and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for our Christian Teaching and Talk stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets, we do subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

Arbitron has developed new technology to collect data for its ratings service. The Portable People MeterTM (PPMTM ) is a small, pager-sized device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. It is not yet clear what impact, if any, the introduction of the PPM will have on our revenues for stations that subscribe to Arbitron.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2009, we sold 97% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

Salem Web Network™ and Townhall.com®, our Internet businesses, earn revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications and by selling books. Xulon Press™ generally earns its revenue from the publishing of books. The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our Consolidated Statement of Operations.

KNOWN TRENDS AND UNCERTAINTIES

Domestic radio revenues continue to decline. We believe this is primarily the result of the struggling United States economy and corresponding reductions in discretionary advertising spending by our customers.  Beginning in July 2007, our advertising revenue was and remains negatively impacted by declining advertising from our customers, particularly in the financial services and auto industries. The decline in advertising revenue impacts both our broadcast segment and non-broadcast segment. We expect this trend to continue as long as the United States economy is weak; however, we cannot quantify the financial impact on our future operating results. In response to these economic challenges, we have initiated several cost reduction strategies including (1) reducing headcount by approximately 15%, (2) temporarily suspending the Company match on 401(k) contributions as of July 2008, (3) temporarily suspending the management bonus program, (4) limiting capital expenditures, (5) reducing the base salary for all employees by 5% as of February 1, 2009 with certain members of executive management reduced by 10%, (6) requiring all employees to use accrued vacation balances by March 31, 2009, (7) offering incentives to employees to use accrued vacation balances as of December 31, 2009 and (8) consolidating programming on most of our Contemporary Christian Music stations.  We continue to pursue opportunities to sell assets, particularly stations that are in non-strategic formats or are underperforming.

This period of economic uncertainty increases our exposure to several risks, including but not limited to:

•

Increasing pressure to sell advertising and block programming time at discounted rates;

•

Increases in the length of time to collect receivables and higher risk that the accounts become uncollectible as our customers face tight credit markets;

•

Ministries are experiencing lower levels of donations that could negatively impact their ability to purchase and pay for block programming time;

•

We may not be able to find suitable replacements for ministries that can no longer purchase and pay for block programming;

•

Limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements;

•

Limiting our ability to pursue projects that could have been beneficial; and

•

Impairment losses on the value of our indefinite-lived intangible assets including broadcast licenses, goodwill, and mastheads and impairment losses on other long-lived assets.

SAME STATION DEFINITION

In the discussion of our results of operations below, we compare our results between periods on an as-reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a “same-station” basis. With regard to fiscal quarters, we include in our same-station comparisons the results of operations of radio stations or radio station clusters and networks that we own or operate in the same format during the quarter, as well as the corresponding quarter of the prior year. Same-station results for a full year are based on the sum of the same station-results for the four quarters of that year.

RESULTS OF OPERATIONS

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin as discontinued operations.   In 2007, we had a plan in place to sell these radio stations and completed the sale of entities during the year ended December 31, 2008.

The Statements of Operations Data for all periods presented have been reclassified to reflect the operating results of CCM Magazine as a discontinued operation as of the March 2008 publication.

The amounts presented below have been reclassified to reflect the operating results of WRFD-AM, Columbus, Ohio in continuing operations from discontinued operations. We had entered into an asset purchase agreement on July 31, 2008, to sell this radio station and exit the Columbus market. At that time, the Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified to reflect the operating results and net assets of this market as a discontinued operation as of the date of the asset purchase agreement through December 2009. The sale was expected to close in the fourth quarter of 2009. On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement. Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations. In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to the asset purchase agreement.

The following table sets forth certain Statements of Operations Data for the periods indicated and shows annual changes:

	Year Ended December 31,
	2007	2008	2009	2008 over 2007	2009 over 2008
	(in thousands)			% change
Net broadcast revenue	$ 206,055	$ 194,113	$ 172,055	(5.8)%	(11.4)%
Non-broadcast revenue	24,622	28,377	27,158	15.3%	(4.3)%
Total revenue	230,677	222,490	199,213	(3.5)%	(10.5)%
Operating expenses:
Broadcast operating expenses	130,844	124,881	108,149	(4.6)%	(13.4)%
Non-broadcast operating expenses	22,921	25,867	23,555	12.9%	(8.9)%
Corporate expenses	22,314	20,040	14,005	(10.2)%	(30.1)%
Depreciation	12,047	13,333	13,441	10.7%	0.8%
Amortization	3,035	2,803	1,679	(7.6)%	(40.1)%
Cost of denied tower site, abandoned projects and terminated transactions	—	1,275	1,111	100.0%	(12.9)%
Impairment of indefinite-lived intangible assets	—	73,010	27,996	100.0%	(61.7)%
(Gain) loss on disposal of assets	(2,190)	(6,892)	1,676	214.7%	(124.3)%
Total operating expenses	188,971	254,317	191,612	34.6%	(24.7)%
Operating income (loss) from continuing operations	41,706	(31,827)	7,601	(176.3)%	(123.9)%
Other income (expense):
Interest income	183	247	290	35.0%	17.4%
Interest expense	(25,488)	(22,381)	(20,079)	(12.2)%	(10.3)%
Change in fair value of interest rate swaps	—	(4,827)	(781)	(100.0)%	(83.8)%
Gain on bargain purchase	—	—	1,634	0.0%	100.0%
Gain (loss) on early redemption of long-term debt	—	4,664	(1,050)	100.0%	(122.5)%
Other income (expense), net	164	121	(88)	(26.2)%	(172.7)%
Income (loss) from continuing operations before income taxes	16,565	(54,003)	(12,473)	(426.0)%	(76.9)%
Provision for (benefit from) income taxes	7,379	(19,151)	(4,210)	(359.5)%	(78.0)%
Income (loss) from continuing operations	9,186	(34,852)	(8,263)	(479.4)%	(76.3)%
Income (loss) from discontinued operations, net of tax	(1,011)	1,766	(83)	(274.7)%	(104.7)%
Net income (loss)	$ 8,175	$ (33,086)	$ (8,346)	(504.7)%	(74.8)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2007	2008	2009

Net broadcast revenue	89%	87%	86%
Non-broadcast revenue	11%	13%	14%
Total revenue	100%	100%	100%
Operating expenses:
Broadcast operating expenses	57%	56%	54%
Cost of denied tower site, abandoned projects and terminated transactions	—%	1%	—%
Non-broadcast operating expenses	10%	12%	12%
Corporate expenses	10%	9%	7%
Impairment of indefinite-lived intangible assets	—%	33%	14%
Depreciation	5%	6%	7%
Amortization	1%	1%	1%
Gain (loss) on disposal of assets	(1)%	(3)%	1%

Total operating expenses	82%	115%	96%

Operating income (loss) from continuing operations	18%	(15)%	4%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(11)%	(10)%	(10)%
Change in fair value of interest rate swaps	—%	(2)%	—%
Gain on bargain purchase	—%	—%	1%
Gain (loss) on early redemption of long-term debt	—%	2%	(1)%
Other expense, net	—%	—%	—%
Income (loss) from continuing operations before income taxes	7%	(25)%	(6)%
Provision for (benefit from) income taxes	3%	(9)%	(2)%

Income (loss) from continuing operations	4%	(16)%	(4)%
Income from discontinued operations, net of tax	—%	1%	—%
Net income (loss)	4%	(15)%	(4)%

Year ended December 31, 2009 compared to year ended December 31, 2008

NET BROADCAST REVENUE.  Net broadcast revenue decreased $22.0 million, or 11.4%, to $172.1 million for the year ended December 31, 2009, from $194.1 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $22.3 million, or 11.7%, to $167.4 million for the year ended December 31, 2009, from $189.7 million for the same period of the prior year.  The decline in net broadcast revenue is comprised of a $14.6 million decrease in local advertising revenues across all station formats, a $3.9 million decrease in national program revenue primarily on our Christian Teaching and Talk and News Talk stations, a $1.5 million decrease in infomercial revenue primarily on our Christian Teaching and Talk and News Talk formats, a $0.8 million decrease in local program revenue across all station formats, a $0.3 million decrease in network revenue, and a $0.5 million decrease in event revenue primarily associated with our Celebrate Freedom festivals.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 43.1% for the year ended December 31, 2009, from 46.2% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 40.8% for the year ended December 31, 2009, from 38.6% for the same period of the prior year.  Block programming revenue has continued to increase as a percentage of our total broadcast revenue, particularly on our Christian Teaching and Talk stations.  The trend in the radio broadcast industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  The growth of block programming and infomercial revenue has slowed.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

NON-BROADCAST REVENUE.  Non-broadcast revenue decreased $1.2 million, or 4.3%, to $27.2 million for the year ended December 31, 2009, from $28.4 million for the same period of the prior year.  The decrease is comprised of a $1.0 million decrease in publishing revenue associated with magazines and books on Salem Publishing and a $0.2 million decrease in advertising revenues associated with our internet businesses on our web network.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $16.8 million, or 13.4%, to $108.1 million for the year ended December 31, 2009, from $124.9 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $17.0 million, or 14.1%, to $104.1 million for the year ended December 31, 2009, compared to $121.1 million for the same period of the prior year.  The decline in broadcast operating expenses reflect our overall cost reduction initiative that includes a $12.8 million decrease in personnel-related costs due to reductions in work force and salary reductions, a $2.5 million decrease in advertising expenses, a $0.3 million decrease in LMA fees, a $0.4 million decrease in production and programming expenses, a $0.5 million decrease in facility-related costs and a $0.3 million reduction in professional service fees.  We expect our staffing levels to remain at reduced levels given the weakened United States economy.  We also expect increasing levels of bad debt charges that may have a material impact on our consolidated financial position, results of operations and cash flows.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses decreased $2.3 million, or 8.9%, to $23.6 million for the year ended December 31, 2009, compared to $25.9 million for the same period of the prior year.  The decrease includes a $1.6 million decline in personnel and circulation expenses associated with print magazines and books on Salem Publishing and a $0.9 million reduction in advertising, promotion and streaming expenses on Salem Web Network, partially offset by an increase of $0.2 million in operating expenses on Salem Consumer Products due to offering expanded product lines.

CORPORATE EXPENSES.  Corporate expenses decreased $6.0 million, or 30.1%, to $14.0 million for the year ended December 31, 2009, compared to $20.0 million for the same period of the prior year.  The decrease reflects the impact of an overall cost reduction initiative that include a reduction in work force and salary reductions resulting in a $4.3 million reduction in personnel-related costs and a $2.5 million decline in non-cash stock-based compensation expense due to the impact of the accelerated vesting of unvested options voluntarily surrendered by members of senior management in September 2008.  This was partially offset by an increase of $0.2 million in facility related costs and a $0.4 million executive bonus accrual.

DEPRECIATION.  Depreciation expense increased $0.1 million, or 0.8%, to $13.4 million for the year ended December 31, 2009, compared to $13.3 million for the same period of the prior year.  The increase reflects the impact of recent capital expenditures associated with computer software, data processing and office equipment that have shorter estimated useful lives than towers and broadcast assets.

AMORTIZATION.   Amortization expense decreased $1.1 million, or 40.1%, to $1.7 million for the year ended December 31, 2009, compared to $2.8 million for the same period of the prior year.  The decrease is due to higher amortization recognized in early 2008 on intangibles such as advertising agreements and other business contracts that were acquired in 2007 with an estimated useful life of one year.

COST OF DENIED TOWER SITE, ABANDONED PROJECTS AND TERMINATED TRANSACTIONS.   Costs associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, that was rejected by the City of Hayward, of $0.9 million were recognized during the year ended December 31, 2009 along with costs of $0.2 million associated with capital projects that will not be pursued. Terminated transaction costs and abandoned license upgrades of $1.3 million for the same period of the prior year consist of capital projects that were abandoned during the year and fees associated with the termination of our agreement to purchase KTRO-AM in Portland, Oregon.

IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS.   In accordance with FASB ASC Topic 350 “Intangibles – Goodwill and Other,” we review the recorded values of our indefinite-lived intangible assets including broadcast licenses, goodwill, and mastheads on an annual basis or more frequently if conditions indicate that we may have an impairment.  During the year ended December 31, 2009, we recorded an impairment charge of $26.8 million associated with the value of broadcast licenses and goodwill in the Dallas, Atlanta, Detroit, Portland and Cleveland market clusters, an impairment charge of $1.2 million associated with the value of goodwill and mastheads in the non-broadcast segment.  For the same period of the prior year, we recorded a $73.0 million impairment charge associated with the value of broadcast licenses and goodwill in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.

The impairment charges resulted from weakening radio station valuations due to lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  We acquired radio stations at various times over the last thirty four years, many of which were amortized under prior accounting standards.  As a result of this prior amortization, the fair value of our broadcast licenses and resulting goodwill exceeds the carrying value in impacted markets.  The markets and entities for which impairment charges were recorded during the year ended December 31, 2009 accounted for 27.5% of total revenues for the period compared to 27.9% for the same period of the prior year.

(GAIN) LOSS ON DISPOSAL OF ASSETS.  The loss on disposal of assets of $1.7 million for the year ended December 31, 2009, includes the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million and various fixed assets disposals.  Gain on disposal of assets of $6.9 million for the same period of the prior year includes the sale of radio station WRVI-FM, Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million, the sale of radio station

KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.

GAIN ON BARGAIN PURCHASE.  In accordance with FASB ASC Topic 805 “Business Combinations,” effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase.  Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We underwent such a reassessment, and as a result, have recorded a gain on the bargain purchase WZAB-AM in Miami, Florida, of $1.6 million. If new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will retrospectively adjust the amounts recognized as of the acquisition date.  We believe that the gain on bargain purchase resulted from various factors that may have impacted the acquisition price of WZAB-AM, including, without limitation, significant declines in broadcast revenues throughout the industry.

OTHER INCOME (EXPENSE).  Interest income represents interest earned on excess cash.  Interest income increased to $0.3 million for the year ended December 31, 2009, compared to $0.2 million for the same period of the prior year.  Interest expense decreased $2.3 million or 10.3% to $20.1 million for the year ended December 31, 2009, compared to $22.4 million for the same period of the prior year due to a lower net outstanding debt balance and lower interest rates during the year.  Interest expense for the year ended December 31, 2009, also includes a $3.1 million charge associated with the termination of our interest rate swaps.  Change in fair value of interest rate swaps of $0.8 million represents the change in the fair market value of our swaps.  Other expense, net, of $0.1 million for the year ended December 31, 2009 relates to bank commitment fees associated with our credit facilities.  Other income, net, of $0.1 million for the same period of the prior year consists of non-recurring reimbursements received, including $0.2 million associated with the terminated sale of KKMO-AM in Seattle, Washington, partially offset with bank commitment fees associated with our credit facilities.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.   In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $4.2 million for the year ended December 31, 2009 compared to $19.2 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 33.8% for the year ended December 31, 2009 compared to 35.5% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carry-forwards.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.   The loss from discontinued operations of $0.1 million, net of taxes, for the year ended December 31, 2009 relates to facility charges incurred on the Milwaukee property offset by a gain from recording fixed assets that had been abandoned and written-off at the Milwaukee facility and later placed back into service in other markets.  The income from discontinued operations of $1.8 million, net of taxes, for the same period of the prior year includes the gain of $1.3 million on the sale of WRRD-AM, Milwaukee, Wisconsin, a $0.8 million gain on the sale of WFZH-FM, Milwaukee, Wisconsin, and the operating results of CCM Magazine.

NET INCOME (LOSS).   We recognized a net loss of $8.3 million for the year ended December 31, 2009 compared to a net loss of $33.1 million for the same period of the prior year.  The decrease in losses of $24.8 million reflects a reduction in operating losses of $39.4 million, a $2.1 million decrease in other expenses, net , a $15.0 million decrease in tax benefits, and a $1.8 million increase in losses from discontinued operations impacted by the 2008 sale of Milwaukee stations at a gain.  The reduction in operating losses of $39.4 million is comprised of a $62.7 million reduction in operating expenses that includes a $45.0 million decrease in impairment losses and the $8.6 million unfavorable impact of gains on asset sales offset by a $23.2 million decrease in operating revenues.  The decreases in other expenses, net of $2.1 million includes a $2.3 million decrease in interest expense, the $4.0 million favorable impact from changes in the fair value of our interest rate swaps partially offset by a $1.1 million loss on debt retirement compared to income of $4.7 million in the prior year.

Year ended December 31, 2008 compared to year ended December 31, 2007

NET BROADCAST REVENUE.  Net broadcast revenue decreased $12.0 million, or 5.8%, to $194.1 million for the year ended December 31, 2008, from $206.0 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $12.1 million, or 6.2%, to $186.7 million for the year ended December 31, 2008, from $198.9 million for the same period of the prior year.  The decline in revenue includes a $9.4 million decrease in local advertising revenue on all of our radio station formats, a $2.8 million decrease in national program revenue principally on our Christian Teaching and Talk stations, and a $0.5 million decline in event revenue on our Contemporary Christian Music format stations, offset by a $0.2 million increase in infomercial revenue.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 46.2% for the year ended December 31, 2008, from 48.8% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 38.6% for the year ended December 31, 2008, from 37.0% for the same period of the prior year.  Block programming revenue has continued to increase as a percentage of our total broadcast revenue, particularly on our Christian Teaching and Talk stations.  The trend in the radio broadcasting industry is of declining advertising revenues resulting in the use of block programming or infomercials to offset the declines.  Additionally, the growth of block programming and infomercial revenue has slowed.  We expect these trends to continue; however, we cannot quantify the financial impact on our future operating results.

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

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $5.9 million, or 4.6%, to $124.9 million for the year ended December 31, 2008, from $130.8 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $7.3 million, or 5.8%, to $118.0 million for the year ended December 31, 2008, compared to $125.2 million for the same period of the prior year.  The decline in broadcast operating expenses includes a $4.7 million decrease in advertising expenses, a $5.1 million decrease in personnel related costs and a $0.3 million decrease in national commissions associated with lower revenues, offset by a $0.3 million increase in music license fees, a $1.6 million increase in bad debt expense, a $1.2 million increase in facility related expenses of which $0.5 million is attributable to higher utility costs, a $0.3 million increase in production and programming, and a $0.2 million increase in LMA fees associated with operating radio station KTRO-AM in Portland, Oregon.  We expect the trend of increasing bad debt expense to continue given the weakened United States economy.

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

COST OF DENIED TOWER SITE, ABANDONED PROJECTS AND TERMINATED TRANSACTIONS.   Terminated transaction costs and abandoned license upgrades of $1.3 million for the year ended December 31, 2008 consist of capital projects that were abandoned during the year and fees associated with the termination of our agreement to purchase KTRO-AM in Portland, Oregon.

IMPAIRMENT INDEFINITE-LIVED INTANGIBLE ASSETS.   In accordance with FASB ASC Topic 350 “Intangibles – Goodwill and Other,”  we review the recorded values of our indefinite-lived intangible assets including broadcast licenses, goodwill, and mastheads on an annual basis or more frequently if conditions indicate that we may have an impairment. During the year ended December 31, 2008, we recorded an impairment charge of $73.0 million associated with the value of broadcast licenses and goodwill in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.  The impairment charge resulted from weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  We acquired radio stations at various times over the last thirty four years, many of which were amortized under prior accounting standards.  As a result, the carrying value of our broadcast licenses and goodwill exceeds the fair value in impacted markets.  For the years ended December 31, 2008, and 2007, the markets for which impairment charges were recorded during 2008 accounted for 16.4% and 16.3% of total net revenues.

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

OTHER INCOME (EXPENSE).  Interest income of approximately $0.2 million for each of the years ended December 31, 2008 and 2007 was primarily from interest earned on excess cash.  Interest expense decreased $3.1 million or 12.2% to $22.4 million for the year ended December 31, 2008, compared to $25.5 million for the same period of the prior year due to a lower net outstanding debt balance and lower interest rates during the year.  Change in fair value of interest rate swaps of $4.8 million represents the change in the fair market value of our swaps.  Other income, net, of $0.1 million for the year ended December 31, 2008 consists of non-recurring reimbursements received, including $0.2 million associated with the terminated sale of KKMO-AM in Seattle, Washington, partially offset with bank commitment fees associated with our credit facilities.  Other income, net of $0.2 million for the year ended December 31, 2007 consisted primarily of royalty income from real estate properties partially offset with bank commitment fees associated with the credit facilities.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.   In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $19.2 million for the year ended December 31, 2008 compared to $7.4 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 35.5% for the year ended December 31, 2008 compared to 44.5% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carry-forwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $1.8 million, net of taxes, for the year ended December 31, 2008 includes the gain of $1.3 million on the sale of WRRD-AM, Milwaukee, Wisconsin, a $0.8 million gain on the sale of WFZH-FM, Milwaukee, Wisconsin, and the operating results of CCM Magazine.  The $1.0 million loss from discontinued operations for the same period of the prior year includes the operating results of these entities as of the period end without the gain from the sale and the $1.9 million loss previously recognized in association with the impairment of goodwill associated with CCM Magazine.

NET INCOME (LOSS).   We recognized a net loss of $33.1 million for the year ended December 31, 2008 compared to net income of $8.2 million for the same period of the prior year.  The change of $41.3 million is comprised of the $73.0 million impairment of indefinite-lived intangible assets, a $0.5 million decrease in operating income exclusive of the impairment loss, and a $1.7 million increase in interest expense, inclusive of the change in fair value of our interest rate swaps, offset by the change on our tax provision of $26.5 million, $4.7 million increase in gain on disposal of assets and a $2.8 million increase in income from discontinued operations.

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

SOI is not a measure of performance calculated in accordance with GAAP.  SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. Management believes that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, our management uses SOI as one of the key measures of operating efficiency, profitability and our internal review associated with our impairment analysis of indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. SOI as defined by and used by our company is not necessarily comparable to similarly titled measures employed by other companies.

Year ended December 31, 2009 compared to year ended December 31, 2008

STATION OPERATING INCOME.   SOI decreased $5.3 million, or 7.7% to $63.9 million for the year ended December 31, 2009 compared to $69.2 million for the same period of the prior year as a result of the changes in net broadcast revenue and broadcast operating expense explained above.  As a percentage of net broadcast revenue, SOI increased to 37.1% for the year ended December 31, 2009 from 35.7% for the same period of the prior year.  On a same station basis, SOI declined $5.3 million, or 7.7%, to $63.3 million for the year ended December 31, 2009 from $68.6 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 37.8% for the year ended December 31, 2009, compared to 36.2% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2009 and 2008:

	Year Ended December 31,
	2008	2009
	(Dollars in thousands)
Station operating income	$69,232	$63,906
Plus non-broadcast revenue	28,377	27,158
Less non-broadcast operating expenses	(25,867)	(23,555)
Less corporate expenses	(20,040)	(14,005)
Less depreciation and amortization	(16,136)	(15,120)
Less cost of denied tower site, abandoned projects and terminated transactions	(1,275)	(1,111)
Less impairment of indefinite-lived intangible assets	(73,010)	(27,996)
Less gain (loss) on disposal of assets	6,892	(1,676)
Operating income (loss) from continuing operations	$(31,827)	$7,601

Year ended December 31, 2008 compared to year ended December 31, 2007

STATION OPERATING INCOME.   SOI decreased $6.0 million, or 7.9% to $69.2 million for the year ended December 31, 2008 compared to $75.2 million for the same period of the prior year, as a result of the changes in net broadcast revenue and broadcast operating expense explained above.  As a percentage of net broadcast revenue, SOI decreased to 35.7% for the year ended December 31, 2008 from 36.5% for the same period of the prior year.  On a same station basis, SOI declined $4.8 million, or 6.6%, to $68.7 million for the year ended December 31, 2008 from $73.5 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI decreased to 36.8% for the year ended December 31, 2008, compared to 37.0% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2008 and 2007:

	Year Ended December 31,
	2007	2008
	(Dollars in thousands)
Station operating income	$75,211	$69,232
Plus non-broadcast revenue	24,622	28,377
Less non-broadcast operating expenses	(22,921)	(25,867)
Less corporate expenses	(22,314)	(20,040)
Less depreciation and amortization	(15,082)	(16,136)
Less cost of denied tower site, abandoned projects and terminated transactions	—	(1,275)
Less impairment of indefinite-lived intangible assets	—	(73,010)
Less gain (loss) on disposal of assets	2,190	6,892
Operating income (loss) from continuing operations	$41,706	$(31,827)

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

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our consolidated financial statements.

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial.  As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license.  It is our policy generally to retain third-party appraisers to value radio stations, networks or non-broadcast properties.  The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment.  We believe the allocations represent appropriate estimates of the fair value of the assets acquired.  As part of the valuation and appraisal process, the third-party appraisers prepare reports that assign values to the various asset categories in our financial statements.  Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or non-broadcast properties at the close of the transaction.

We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses.  Our policy is to capitalize costs incurred up to the point where the project is complete, at which time we transfer the costs to the appropriate fixed asset and/or intangible asset categories.  When the completion of a project is contingent upon FCC or other regulatory approval, we assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process.  In the event the required approval is not considered probable or the project is abandoned, we write-off the capitalized costs of the project.

Revenue recognition

We recognize revenue when pervasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the price to the customer is fixed or determinable and collection of the arrangement fee is reasonably assured.

Revenue from radio programs and commercial advertising is recognized when the program or commercial is broadcast.  Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing.  Our customers principally include not-for-profit charitable organizations and commercial advertisers.  Revenue from the sale of products and services from our non-broadcast businesses is recognized when the products are shipped and the services are rendered.  Revenues from the sale of advertising in our magazines are recognized upon publication. Revenues from the sale of subscriptions to our publications are recognized over the life of the subscription.  Revenues from book sales are recorded by when shipment occurs.

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

Accounting for discontinued operations

We regularly review underperforming stations, particularly those in non-strategic formats, to determine if a sale might be a better way to monetize the station assets.  When a station or group of stations is considered for sale, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.”  This pronouncement specifies that the operations and cash flow of the entity disposed of (to be sold) have or will be eliminated from the ongoing operations as a result of the disposal and that we will not have significant continuing involvement in the operations after the disposal transaction.  We define a cluster as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  General managers are compensated based on the results of their cluster as a whole, not the results of any individual radio stations.  Therefore, we have determined that an entity qualifies for a discontinued operation when management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), the sale is probable, and the sale will result in the exit of a particular geographic market.

We entered a plan to sell all radio stations in the Milwaukee market during 2007.  We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  We entered into an LMA with the buyer of WFZH-FM effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the Milwaukee stations as a discontinued operation for the year ended December 31, 2008.

We ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of this date.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the year ended December 31, 2008.

On July 31, 2008, we entered into an asset purchase agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million.  As a result of the sale, we were to exit the Columbus, Ohio market.  The Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified as of the date of the asset purchase agreement to reflect the operating results and net assets of this market as a discontinued operation through December 2009.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement. Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.  In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to the asset purchase agreement.

The following table sets forth the components of income (loss) from discontinued operations as reclassified, net of tax, for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
Net revenue	$3,229	$772	$(3)
Operating expenses	4,816	841	193
Operating income (loss)	$(1,587)	$(69)	$(196)
Gain (loss) on sale of radio station assets	—	3,360	(11)
Income (loss) from discontinued operations	$(1,587)	$3,291	$(207)
Provision for (benefit from) income taxes	(576)	1,525	(124)
Income (loss) from discontinued operations, net of tax	$(1,011)	$1,766	$(83)

Goodwill and indefinite-lived intangible assets

Approximately 69% of our total assets consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property.  Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. The unit of accounting used to test broadcast licenses is the cluster level, which we defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager. Goodwill and mastheads, primarily attributable to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.

We complete our annual impairment tests in the fourth quarter of each year.  Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our goodwill and other indefinite-lived intangible assets for impairment in the second, third and fourth quarters of 2009.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material.  The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 8 to our Consolidated Financial Statements.

When performing our impairment testing for broadcast licenses we review the financial performance of the market clusters against established internal benchmarks.  The first step of our impairment testing process compares the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differ.  We have historically discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions, including declines in market values associated with radio station sales.  If the discounted prior period fair value exceeded the carrying value of the broadcast licenses, the assets were deemed not to be impaired.  For our impairment reviews completed during 2009, we did not discount the prior period appraised fair value of any broadcast market cluster as in most markets the carrying value has been reduced to equal the fair value.  Due to the number of recent appraisals, we compared actual operating revenues as of the period end to the projected revenues used in the most recent appraisals. Markets with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

The second step of our impairment testing process compares the carrying value of the broadcast licenses for each market cluster including goodwill to the station operating income (“SOI”) for each market cluster including goodwill as of the period end.  If the carrying value of the broadcast licenses was less than six times the annualized SOI, the broadcast licenses were deemed not to be impaired.  As radio stations are typically sold on the basis of a multiple of projected operating income usually up to a multiple of eight, we believe that a benchmark of six appears conservative even in today’s market.  We evaluate the SOI multiples used in our testing based on market data available as of each testing date.

For the market clusters that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived intangible asset(s). Bond & Pecaro utilized an income approach to value broadcast licenses.  The income approach measures the expected economic benefits that the broadcast licenses provides and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license.  The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate.  The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business.  The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(13.2%) - (15.2%)	(13.2%) - (15.2%)
Out-year market growth range	(0.2%) – 2.5%	(0.2%) – 2.5%
Market share range	0.7% - 20.2%	0.7% - 20.2%
Operating profit margin range	4.7% - 40.9%	4.7% - 40.9%

As of the interim testing period ended September 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(2.0%)	(2.0%)
Out-year market growth range	0.4% - 2.5%	0.4% - 2.5%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 40.7%	4.7% - 40.7%

As of the annual testing period ended December 31, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
2010 Market growth rates	(3.0%)	(3.0%)
Out-year market growth range	0.3% - 3.8%	0.3% - 3.8%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 38.3%	4.7% - 38.3%

We also test goodwill balances within the broadcast segment for impairment on an annual basis and between annual tests when there are indications of impairment.  The first step of our goodwill impairment test, used to identify potential impairment, compares the appraised fair value of the market cluster for markets with actual operating results that exceeded the estimates used in the appraisal model to the carrying value of the market cluster, including goodwill.  If the appraised fair value exceeded the carrying value, goodwill was deemed not to be impaired.  For market clusters that were not appraised, we determined the implied fair value of the market cluster as a multiple of SOI as noted in our second test of the FCC license value.  If the implied fair value exceeded the carrying value of the market cluster, goodwill was deemed not to be impaired.  Market clusters that did not meet these two tests were subject to appraisal.

The second test of the goodwill impairment test, used to measure the impairment loss, compared either the appraised value or the implied fair value of the market cluster including goodwill to the carrying value of the market cluster including goodwill.  If the carrying value exceeded these amounts, a loss was recognized in an amount equal to the excess.

The results of our impairment testing for our broadcast segment for each testing period during the year ended December 31, 2009 were as follows:

As of the interim testing period ended June 30, 2009
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Colorado Springs, CO	Yes	66.6%
Note (1) Markets with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

As of the interim testing period ended September 30, 2009
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

As of the annual testing period ended December 31, 2009
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	4.6%
Atlanta, GA	Yes	3.6%
Detroit, MI	Yes	0.0%	(1)
Portland, OR	Yes	3.4%
Phoenix, AZ	Yes	17.1%
Honolulu, HI	Yes	30.6%
Minneapolis, MN	Yes	91.4%
Note (1) Markets with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

As a result of our review and valuation for the testing period ended December 31, 2009, we recognized a pre-tax impairment charge of $0.2 million associated with the value of broadcast licenses in the Detroit market.  There was no goodwill impairment for the testing period ended December 31, 2009.  In addition, we recognized (1) pre-tax impairment charges during our September 30, 2009, interim review and valuation of $14.1 million associated with the value of broadcast licenses in the Cleveland, Atlanta, Detroit and Portland markets; and (2) pre-tax impairment charges recognized during our June 30, 2009 interim review and valuation of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets and $0.4 million associated with the value of goodwill in the Dallas market.  For the annual review and valuation for the period ended December 31, 2008, we recognized impairment charges of $73.0 million associated with the value of broadcast licenses and goodwill in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.

These broadcast impairments were driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.

When performing impairment testing for our non-broadcast indefinite-lived intangible assets, we review the financial performance of the reporting unit against established internal benchmarks. The first step of our impairment testing compares the fair value as determined from an independent third-party to the carrying value to determine the degree by which the amounts differed.  We have historically discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions.  If the discounted fair value exceeded the carrying value of the indefinite-lived intangible assets, the assets were deemed not to be impaired.

The second step of our impairment testing process compared the carrying value of the indefinite-lived intangible assets, specifically mastheads and goodwill, for each reporting unit as of the testing date to the enterprise value. Enterprise value is defined as six times the net operating income for each reporting unit as of the trailing 12 months plus the net book value of the property, plant and equipment of the operating unit. For the testing period ended December 31, 2009, we used the actual net operating income for each reporting unit for the last twelve months.  As media entities are typically sold on the basis of a multiple of projected operating income, usually in excess of eight, we believe that a benchmark of six appears conservative even in today’s market. We evaluate the multiples used in our testing based on market data available as of each testing date. If the carrying value of the intangibles is less than the enterprise value, the intangible assets are deemed not to be impaired.

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

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment for each testing period during the year ended December 31, 2009 was as follows:

As of the interim testing period ended June 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.0%	9.0%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

As of the interim testing period ended September 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	17.0%	17.0%
Operating cash flow growth rate	3.5%	3.5%
Long-term growth rate	3.5%	3.5%

As of the annual testing period ended December 31, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.5%	9.5%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

We also test goodwill balances within the non-broadcast segment for impairment on an annual basis and between annual dates when there are indications of impairment. The first step of the goodwill impairment test is used to identify potential impairment; by comparing the appraised fair value of the reporting unit to the carrying value of the reporting unit including goodwill. If the appraised fair value exceeded the carrying value, goodwill was deemed not to be impaired. For reporting units that were not appraised, we used the implied fair value of the reporting unit, or enterprise value, as noted in our second test of the internal review. If the implied fair value exceeded the carrying value, goodwill was deemed not to be impaired. If these criteria are not met, a second test was applied.

The second test of the goodwill impairment test, used to measure the amount of any impairment loss, compared either the appraised fair value or the implied fair value of the reporting unit including goodwill to the carrying value of the reporting unit including goodwill. If the carrying value exceeded these amounts, a loss was recognized in an amount equal to the excess.  During the interim testing period for the second quarter of 2009, we recognized an impairment charge of $1.2 million associated with the value of goodwill and mastheads in our non-broadcast segment.  For the interim testing period ended September 30, 2009 and testing period ended December 31, 2009, there were no impairments recognized.

The results of our impairment testing process for our non-broadcast segment for each testing period during the year ended December 31, 2009 were as follows:

As of the interim testing period ended September 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	26.1%

As of the interim testing period ended September 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Web Network	Yes	35.5%
Townhall.com	Yes	57.0%

As of the annual testing period ended December 31, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	26.6%

The economic downturn over the last two years has negatively impacted our ability to generate revenues. The discount rate assumptions used are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units. Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. Included in our broadcast valuation estimates are a 3% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 2.5% increase in 2011 as compared to 2010. Included in our non-broadcast valuation estimates are projected profit margins of up to 1.9% projected for 2010, increasing to 2.9% in 2011.  Failure to achieve the anticipated growth rates and/or declines in excess of those amounts may result in future impairment losses, the amount of which may be material.

Uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  Upon the adoption of the provisions on January 1, 2007 we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2009, is as follows (dollars in thousands):

Balance at January 1, 2009	$3,659
Additions based on tax positions related to the current year	329
Additions based on tax positions related to prior years	19
Reductions related to tax positions of prior years	-
Decrease due to statute expirations	(204)
Related interest and penalties, net of federal tax benefits	(49)
Balance as of December 31,2009	$3,754

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.4 million as of December 31, 2009 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the Company will receive from such carryforwards.

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

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.99% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.9 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $3.1 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was $0.2 million.  Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $1.0 million in accumulated other comprehensive loss was reclassified into interest expense.

On April 26, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.70% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.9 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was $0.3 million.  Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.7 million in accumulated other comprehensive loss was reclassified into interest expense.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby were to pay a fixed interest rate of 4.53% as compared to LIBOR on then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.7 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was $0.3 million.  Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.2 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.6 million in accumulated other comprehensive loss was reclassified into interest expense.

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

The fair value of our liabilities was impacted by our credit ratings as established by agencies such as Moody’s Investor Services (“Moody’s) and Standard & Poor’s (“S&P”). The estimated change in the fair value of these liabilities, including the credit risk and all other market variables, was a gain of $1.5 million for the period ended December 31, 2009.  We settled our outstanding swap transactions on December 1, 2009 when we terminated our then existing bank credit facilities, resulting in a loss of $2.3 million.  The loss represents the difference in the discounted value as estimated in accordance with FASB ASC Topic 820 and the actual amount the bank was willing to accept in an arms-length transaction.

As of December 31, 2009, each major category of assets measured at fair value on a non-recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
As of December 31, 2009:	(Dollars in thousands)
Non-recurring assets subject to fair value measurement:
Broadcast licenses	$ 156,286	—	—	$ 156,286
Goodwill	483	—	—	483
Other indefinite-lived intangible assets	1,961	—	—	1,961
Total	$ 158,730	—	—	$ 158,730

Long-term debt and debt covenant compliance

Our classification of borrowings under our Revolver as long-term debt on our balance sheet is based on our assessment that, under the terms of our Credit Agreement and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made.   These projections are estimates dependent upon a number of factors including developments in the markets in which we are operating in and economic and political factors, among other factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates.

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the Company.  A maximum of 3,100,000 shares are authorized under the Plan, of which 1,341,875 are outstanding and 304,688 are exercisable as of December 31, 2009.

We account for stock based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.”  We record equity awards under the fair value method with share-based compensation measured as of the grant date, based on the fair value of the award.  The exercise price of options is equal to the market price of Salem Communications common stock on the date of grant.  We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “ Improving Disclosures about Fair Value Measurements ,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  ASU 2009-13 also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  ASU 2009-13 is effective as of January 2011 with early adoption permitted. We do not expect the adoption of ASU No. 13 to have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB ASC Subtopic 820-10 (“FASB ASC 820-10”). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available.  The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 created FASB ASC Subtopic 105-10 (“FASB ASC 105-10”). FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).  This standard had no impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), codified in FASB ASC Subtopic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. We adopted SFAS No. 165 upon issuance.  This standard had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2 and SFAS 124-2”), which is codified in FASB ASC Subtopic 320-10. FSP No. SFAS 115-2 and SFAS 124-2 provide guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements.  We adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. SFAS 107-1 and APB 28-1”). FSP No. SFAS 107-1 and APB 28-1, which is codified in FASB ASC Subtopic 825-10-50, require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted FSP No. SFAS 107-1 and APB 28-1 beginning April 1, 2009.  This FSP had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Subtopics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  We adopted FSP No. SFAS 157-4 beginning April 1, 2009.  This FSP had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. SFAS 141(R)-1”). FSP No. SFAS 141(R)-1, which is codified in FASB ASC Topic 805, “Business Combinations,” addresses application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  We adopted FSP No. SFAS 141(R)-1 upon issuance.  This FSP had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FSP No. 141(R), Business Combinations (“FSP No. SFAS 141(R)”), which is codified in FASB ASC Topic 805, “Business Combinations ,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under ASC Topic 805, all transaction costs are expensed as incurred. The guidance in ASC Topic 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted ASC Topic 805 on January 1, 2009 and as a result, we recorded a gain of $1.6 million related to the acquisition of WZAB-AM, Miami, Florida.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facility, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and the notes from operating cash flow, borrowings under our credit facility and, if necessary, proceeds from the sale of selected assets or radio stations.

Cash Flows

Cash and cash equivalents were $8.9 million on December 31, 2009 compared to $1.9 million as of the same period of the prior year.  As of December 31, 2009, we had working capital of $24.1 million compared to $16.0 million for the same period of the prior year.  The increase is working capital includes a $7.1 million increase in cash.

Cash Flows from Operating Activities

Our cash flows from continuing operations are primarily derived from our earnings from ongoing operations prior to non-cash expenses such as impairment losses, depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Net cash generated from continuing operations increased to $39.5 million for the year ended December 31, 2009 from $38.0 million for the same period of the prior year.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station’s assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $2.9 million for the year ended December 31, 2009 compared to $21.8 million for the same period of the prior year.  The decrease of $18.9 million was due to a $5.4 million decrease in capital expenditures, a $8.7 million decrease in purchases of broadcast assets, a $1.3 million decrease in non-broadcast business purchases, a $5.0 million decrease in land purchases and the favorable impact of a $1.7 million cash reimbursement for tower related costs during 2009, partially offset by a $8.9 million decrease in proceeds from asset disposals.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facility, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities increased to $29.5 million for the year ended December 31, 2009 from $25.0 million for the same period of the prior year.  The increase includes $232.5 million of cash used to pay our Term Loan B and Term Loan C in full as of December 1, 2009, $89.9 million of cash used to redeem our 7 ¾% Notes, $2.9 million paid for fees associated with the issuance of our new 9 5/8% Notes offset by proceeds from our new 9 5/8% Notes of $298.1 million compared to the same period of the prior year in which we repaid $30.4 million on our credit facility and redeemed $4.7 million of our 7 3/4% Notes.

Credit Facilities

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a new senior credit facility, which is a revolving credit facility (“Revolver”).  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.  The Revolver is a three-year $30 million credit facility, which includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver (the “Credit Agreement”). Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum plus 2.50%, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Senior Secured Second Lien Notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of December 31, 2009, accrued interest on 9 5/8% Notes was $2.4 million.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  As of December 31, 2009, approximately $16,000 of the discount has been recognized as interest expense.

Prior Credit Facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), was the borrower under our prior credit facilities.  The prior credit facilities included commitments of $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“Term Loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”).  On December 21, 2009, we used the proceeds of the 9 5/8% Notes, a portion of the senior credit facility, and approximately $27 million of cash on hand to fully repay amounts outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to fully repay all outstanding aggregate principal of $89.7 million on the 7 ¾% Notes.  We recorded a loss of $1.7 million which included $1.1 million of unamortized bank loan fees on the prior credit facility, $0.1 million of unamortized bond issue costs on the 7 ¾% Notes and $0.4 million of legal and dealer fees associated with the calling of the 7 ¾% Notes and prior credit facility.

Swingline Credit Facility

On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million. The agreement was most recently amended on June 1, 2009 and had a borrowing capacity of $4.3 million. The interest rate was the bank’s prime rate plus 0.75% per annum. As collateral for the Swingline, we pledged our corporate office building. We terminated the Swingline as of December 1, 2009.

7 3/4% Notes

In December 2002, Salem Holding issued $100.0 million principal amount of 7 3/4% Notes. The indenture for the 7 3/4% Notes contained restrictive covenants that, among other things, limited the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Through the use of an unrestricted subsidiary, we repurchased $9.4 million of our 7 3/4% Notes for $4.7 million in December 2008. This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt. Through the use of an unrestricted subsidiary, we repurchased $1.0 million of our 7 3/4% Notes for $0.3 million in April 2009. This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt. As of September 30, 2009, there was $89.7 million aggregate principal amount of the 7 3 /4% Notes outstanding. Based on this principal amount, Salem Holding was required to pay $7.0 million per year in interest on the 7 3/4% Notes.  As of December 1, 2009, we used the net proceeds from the offering of the 9 5/8% Notes, borrowings under the Revolver, and approximately $27 million of cash on hand to fund the payment of consideration and certain costs relating to the early settlement of the Tender Offer and consent solicitation with respect to the outstanding $89.7 million in aggregate principal amount of the 7 3/4% Notes. Accrued interest on the tendered 7 3/4% Notes was also paid. Since all outstanding 7 3/4% Notes were tendered, accepted for payment and cancelled, the indenture relating to the 7 3/4% Notes was discharged.

Summary of long-term debt obligations

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2008	As of December 31, 2009
	(Dollars in thousands)
Revolving credit facility under senior credit facility	$—	$15,000
Term loans under prior credit facility	232,467	—
9 5/8% senior secured second lien notes due 2016	—	298,111
7 ¾% senior subordinated notes due 2010	90,605	—
Seller financed note to acquire Townhall.com	1,295	—
Capital leases and other loans	1,008	936
	$325,375	$314,047
Less current portion	3,766	78
	$321,609	$313,969

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2009:

•

Outstanding borrowings of $15.0 million under the Revolver, with interest payments equal to LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$300.0 million senior secured second lien notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fee of 0.75% on the unused portion of the revolver.

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

In connection with our refinancing that was completed on December 1, 2009, both Moody’s and S&P upgraded our credit ratings.  On December 1, 2009, Moody’s increase our ratings to B2.  On November 25, 2009, S&P upgraded our credit rating to B with a stable outlook.

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

We have incurred significant impairment losses with regard to our broadcast indefinite-lived intangible assets. These losses are attributable to the following variables as the primary drivers used in our assumptions that lead to our impairment of broadcast licenses and goodwill balances (1) an increase in the weighted average cost of capital from 8.0% as of the testing period ended December 31, 2007 to 9.5% for the testing period ended December 31, 2009, (2) a decline in the estimated terminal or exit values assigned to the broadcast licenses as a result of industry wide declines in radio station transaction multiples, (3) a decrease in projected future cash flows from a range of 2.0% to 3.5% for the testing period ended December 31, 2007 to a range of 1.0% to 2.5% for the testing period ended December 31, 2009, and (4) a significant decline in projected revenues from up to a 12.6% increase projected at the end of 2007 for the 2009 year to a 3.0% decline at the end of 2009 for 2010, followed by up to a 2.5% projected increase in 2011 as compared to 2010

We have also incurred significant impairment losses with regard to our non-broadcast indefinite-lived intangible assets. These losses were incurred as a result of our interim impairment testing for the period ended June 30, 2009. There was no impairment as of the interim testing period ended September 30, 2009 or the annual testing period ended December 31, 2009.  The losses were attributable to the following variables as the primary drivers used in our assumptions that lead to our impairment of mastheads and goodwill balances: (1) an increase in the weighted average cost of capital from 8.0% as of the testing period ended December 31, 2007 to 9.0% for the interim testing period ended June 30, 2009, (2) a decline in the estimated terminal or exit values assigned to the assets as a result of industry wide declines in the total number of magazines sold, (3) a decrease in projected future cash flows from 2.9% for the testing period ended December 31, 2007 to 2.0% for the interim testing period ended June 30, 2009, and (4) a significant decline in projected profit margins from a range of 3.0% to 10.0% as of the December 31, 2007 testing period to a range of 0.5% to 6.0% as of the June 30, 2009 interim testing period.

Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. The economic downturn over the last two years has negatively impacted our ability to generate revenues. Included in our broadcast valuation estimates are a 3% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 2.5% increase in 2011 as compared to 2010. Included in our non-broadcast valuation estimates are projected profit margins of 11.5% to 27.0% projected for 2010.  Declines in excess of these amounts, declines that extend beyond calendar year 2010, and/or failure to achieve the anticipated growth rates may result in future impairment losses, the amount of which may be material.

Given the current economic environment and uncertainties surrounding the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period and strength of recovery, made for the purpose of our indefinite-lived intangible fair value estimates will prove to be accurate. Using market indicators from several industry analysts, we anticipate the decline in revenues to level off and begin to show improvements of between 2.0% to 2.5% for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units.

The impairment charges recognized to date are non-cash in nature and did not result in a violation of our then existing credit facilities or Revolver. However, the potential of future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2008 and 2009, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

The following table summarizes our aggregate contractual obligations at December 31, 2009, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than than 1	1-3	3-5	More Than 5
Obligations	Total	One year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	313,111	—	15,000	—	298,111
Interest payments on long-term debt (1)	204,318	29,505	58,997	57,857	57,959
Capital lease obligations and other loans	936	78	163	90	605
Operating leases	67,889	8,919	14,756	12,245	31,969
Total contractual cash obligations	586,254	38,502	88,916	70,192	388,644

(1)

Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2009 rates.  Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing.   See Note 6 to the accompanying consolidated financial statements for further details.

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

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.99% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.9 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $3.1 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.6 million gain and upon termination of the swap we recognized a $0.8 million loss.   Effective on October 1, 2008, we had elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $1.0 million in accumulated other comprehensive losses was reclassified into interest expense.

On April 26, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.70% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.9 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.5 million gain and upon termination of the swap we recognized a $0.8 million loss.  Effective on October 1, 2008, we had elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.7 million in accumulated other comprehensive losses was reclassified into interest expense.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.53% as compared to LIBOR on then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.7 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.5 million gain and upon termination of the swap we recognized a $0.7 million loss.  Effective on October 1, 2008, we had elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.2 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.6 million in accumulated other comprehensive losses was reclassified into interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salem Communications Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 141 (R), “Business Combinations,” codified in Accounting Standards Codification (ASC) Topic No. 805, and the remaining provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” codified in ASC Topic No. 820 on January 1, 2009.

We were not engaged to examine management’s assessment of the effectiveness of Salem Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

SingerLewak LLP

Los Angeles, California

March 12, 2010

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,
ASSETS	2008	2009
Current assets:
Cash and cash equivalents	$1,892	$8,945
Restricted cash	—	100
Trade accounts receivable (less allowance for doubtful accounts of $8,821 in 2008 and $10,303 in 2009)	28,530	27,289
Other receivables	304	282
Prepaid expenses	2,540	3,177
Deferred income taxes	5,670	4,700
Total current assets	38,936	44,493
Property, plant and equipment (net of accumulated depreciation of $94,553 in 2008 and $107,141 in 2009)	133,910	121,174
Broadcast licenses	398,135	375,317
Goodwill	18,230	17,642
Other indefinite-lived intangible assets	2,892	1,961
Amortizable intangible assets (net of accumulated amortization of $16,706 in 2008 and $18,412 in 2009)	4,452	2,881
Bond issue costs	268	7,078
Bank loan fees	981	1,515
Notes receivable	2,881	2,673
Other assets	7,033	4,311
Total assets	$607,718	$579,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$919	$1,758
Accrued expenses	5,748	5,318
Accrued compensation and related expenses	5,463	4,677
Accrued interest	983	2,450
Deferred revenue	5,672	6,005
Income tax payable	346	87
Current portion of long-term debt and capital lease obligations	3,766	78
Total current liabilities	22,897	20,373
Long-term debt and capital lease obligations, less current portion	321,609	313,969
Fair value of interest rate swap agreements	7,898	—
Deferred income taxes	43,106	38,973
Deferred revenue	7,877	7,728
Other liabilities	1,215	803
Total liabilities	404,602	381,846
Commitments and contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,437,742 issued and 18,120,092 outstanding at December 31, 2008 and 2009	204	204
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2008 and 2009	56	56
Additional paid-in capital	228,251	228,839
Retained earnings	10,452	2,106
Treasury stock, at cost (2,317,650 shares at December 31, 2008 and 2009)	(34,006)	(34,006)
Accumulated other comprehensive loss	(1,841)	—
Total stockholders’ equity	203,116	197,199
Total liabilities and stockholders’ equity	$607,718	$579,045
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2007	2008	2009
Net broadcast revenue	$206,055	$194,113	$172,055
Non-broadcast revenue	24,622	28,377	27,158
Total revenue	230,677	222,490	199,213
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $1,239, $1,255 and $1,246 for the years ended December 31, 2007, 2008 and 2009, respectively, paid to related parties)	130,844	124,881	108,149
Non-broadcast operating expenses exclusive of depreciation and amortization shown below	22,921	25,867	23,555
Corporate expenses exclusive of depreciation and amortization shown below (including $368, $188 and $135 for the years ended December 31, 2007, 2008 and 2009, respectively, paid to related parties)	22,314	20,040	14,005
Depreciation (including $761, $1,506 and $1,965 for the years ended December 31, 2007, 2008 and 2009, respectively, for non-broadcast businesses)	12,047	13,333	13,441
Amortization (including $2,885, $2,720 and $1,624 for the years ended December 31, 2007, 2008 and 2009, respectively, for non-broadcast businesses)	3,035	2,803	1,679
Cost of denied tower site, abandoned projects and terminated transactions	—	1,275	1,111
Impairment of indefinite-lived intangible assets	—	73,010	27,996
(Gain) loss on disposal of assets	(2,190)	(6,892)	1,676
Total operating expenses	188,971	254,317	191,612
Operating income (loss) from continuing operations	41,706	(31,827)	7,601
Other income (expense):
Interest income	183	247	290
Interest expense	(25,488)	(22,381)	(20,079)
Change in fair value of interest rate swaps	—	(4,827)	(781)
Gain on bargain purchase	—	—	1,634
Gain (loss) on early redemption of long-term debt	—	4,664	(1,050)
Other income (expense), net	164	121	(88)
Income (loss) from continuing operations before income taxes	16,565	(54,003)	(12,473)
Provision for (benefit from) income taxes	7,379	(19,151)	(4,210)
Income (loss) from continuing operations	9,186	(34,852)	(8,263)
Income (loss) from discontinued operations, net of tax	(1,011)	1,766	(83)
Net income (loss)	$8,175	$(33,086)	$(8,346)
Other comprehensive loss, net of tax	(2,267)	(480)	—
Comprehensive income (loss)	$5,908	$(33,566)	$(8,346)

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2007	2008	2009
Basic earnings per share data:
Earnings (loss) per share from continuing operations	$0.39	$(1.47)	$(0.35)
Income (loss) per share from discontinued operations	(0.04)	0.07	—
Basic earnings (loss) per share	0.34	(1.40)	(0.35)

Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$0.39	$(1.47)	$(0.35)
Income (loss) from discontinued operations	(0.04)	0.07	—
Diluted earnings (loss) per share	0.34	(1.40)	(0.35)

Basic weighted average shares outstanding	23,785,015	23,671,288	23,803,864

Diluted weighted average shares outstanding	23,788,568	23,671,288	23,803,864

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional			Other
					Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Stockholders’ equity, December 31, 2006	20,424,242	204	5,553,696	56	221,466	47,433	(32,218)	775	237,716
Options exercised and lapse of restricted shares	8,500	—	—	—	29	—	—	—	29
Tax benefit related to stock options exercised	—	—	—	—	1	—	—	—	1
Class A common stock shares repurchased	—	—	—	—	—	—	(1,788)	—	(1,788)
Adoption of FIN 48	—	—	—	—	—	(2,060)	—	—	(2,060)
Dividends	—	—	—	—	—	(10,010)	—	—	(10,010)
Stock-based compensation	—	—	—	—	3,382	—	—	—	3,382
Net unrealized income on interest rate swaps	—	—	—	—	—	—	—	(2,267)	(2,267)
Net income	—	—	—	—	—	8,175	—	—	8,175
Stockholders' equity, December 31, 2007	20,432,742	204	5,553,696	56	224,878	43,538	(34,006)	(1,492)	233,178
Lapse of restricted shares	5,000	—	—	—	—	—	—	—	—
Tax benefit related to stock options exercised	—	—	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	3,374	—	—	—	3,374
Net unrealized (loss) on interest rate swaps	—	—	—	—	—	—	—	(480)	(480)
Change in fair value of interest rate swaps								131	131
Net loss	—	—	—	—	—	(33,086)	—	—	(33,086)
Stockholders' equity, December 31, 2008	20,437,742	204	5,553,696	56	228,251	10,452	(34,006)	(1,841)	203,116
Stock-based compensation	—	—	—	—	588	—	—	—	588
Change in fair value of interest rate swaps	—	—	—	—	—	—	—	482	482
Termination of interest rate swaps	—	—	—	—	—	—	—	1,359	1,359
Net loss	—	—	—	—	—	(8,346)	—	—	(8,346)
Stockholders' equity, December 31, 2009	20,437,742	204	5,553,696	56	228,839	2,106	(34,006)	—	197,199
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2007	2008	2009
OPERATING ACTIVITIES
Income (loss) from continuing operations	$9,186	$(34,852)	$(8,263)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	3,382	3,374	588
Depreciation and amortization	15,082	16,136	15,120
Amortization of bond issue costs and bank loan fees	1,161	1,161	1,400
Amortization and accretion of financing items	102	49	21
Provision for bad debts	3,233	5,006	4,881
Deferred income taxes	6,351	(18,145)	(3,161)
Change in fair value of interest rate swaps	—	4,827	781
Cost of denied tower site, abandoned projects and terminated transactions	—	1,275	1,111
Impairment of indefinite-lived intangible assets	—	73,010	27,996
(Gain) loss on disposal of assets	(2,190)	(6,892)	1,676
Gain on bargain purchase	—	—	(1,634)
(Gain) loss on early redemption of debt	—	(4,664)	1,050
Non cash interest charges related to interest rate swaps	—	—	1,841
Changes in operating assets and liabilities:
Accounts receivable	(1,333)	(3,023)	(3,618)
Prepaid expenses and other current assets	(291)	81	(430)
Accounts payable and accrued expenses	(4,535)	(1,396)	643
Deferred revenue	592	1,844	127
Other liabilities	156	(128)	(401)
Income taxes payable	87	238	(260)
Net cash provided by continuing operating activities	30,983	37,901	39,468
INVESTING ACTIVITIES
Capital expenditures	(15,895)	(9,084)	(3,731)
Deposits on radio station acquisitions	(1,237)	(2,725)	2,725
Purchases of broadcast businesses and assets	—	(12,418)	(3,745)
Purchases of non-broadcast businesses	(987)	(1,339)	—
Purchases of real estate from principal stockholders	—	(5,013)	—
Proceeds from the disposal of assets	7,972	9,253	353
Reimbursement of tower relocation costs	—	—	1,742
Other	(1,165)	(491)	(195)
Net cash used in investing activities of continuing operations	(11,312)	(21,817)	(2,851)
FINANCING ACTIVITIES
Repurchase of Class A common stock	(1,788)	—	—
Payments of costs related to bank credit facilities	—	—	(2,850)
Payments of bond issue costs	—	—	(7,163)
Payments to terminate interest rate swap agreements	—	—	(8,679)
Payments to redeem 7 3/4% Notes	—	(4,698)	(89,945)
Proceeds from issuance 9 5/8% Notes, net of original issue discount	—	—	298,095
Proceeds from borrowings under credit facilities	18,000	15,000	15,000
Payments of long-term debt and notes payable	(27,331)	(30,402)	(232,468)
Net borrowings and repayment of Swingline credit facility	1,711	(2,952)	—
Proceeds from exercise of stock options	29	—	—
Tax benefit related to stock options exercised	1	(1)	—
Payment of cash dividend on common stock	(10,010)	—	—
Payments on capital lease obligations and seller financed note	(32)	(1,396)	(1,371)
Restricted cash	—	—	(100)
Book overdraft	(1,434)	(555)	—
Net cash used in financing activities	(20,854)	(25,004)	(29,481)
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Year Ended December 31,
	2007	2008	2009
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	984	(1,485)	(83)
Investing cash flows	(64)	11,850	—
Total cash inflow (outflows) from discontinued operations	920	10,365	(83)
Net increase (decrease) in cash and cash equivalents	(263)	1,445	7,053
Cash and cash equivalents at beginning of period	710	447	1,892
Cash and cash equivalents at end of period	$447	$1,892	$8,945

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	28,892	17,974	14,200
Income taxes	368	428	314
Non-cash investing and financing activities:
Assets acquired through capital lease obligations	800	—	—
Capital expenditures	286	—	—
Note receivable acquired in exchange for radio station	—	1,500	—
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Salem Communications Corporation (“Salem” "We" or the “Company”) include the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries.  The Company, excluding its subsidiaries, is herein referred to as Parent.  In May 2000, the Company formed Salem Communications Holding Corporation (“Salem Holding”), a Delaware corporation with substantially no assets, operations or cash flows other than its investments in subsidiaries.  Salem Holding was the issuer of the 7¾% Senior Subordinated Notes due 2010 (“7¾% Notes”) discussed in Note 6.  The Guarantors (i) are wholly-owned subsidiaries of the Company, (ii) comprise substantially all the Company’s direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis and the 7¾% Notes.  On June 30, 2008, the Company completed a reorganization of certain legal entities.  Under this reorganization, Salem Holding now owns all operating assets of the Company other than CCM Communications, Inc.  The operating assets of CCM Communications, Inc. remain owned by Salem Holding.  The reorganization did not impact the Consolidated Balance Sheets and Consolidated Statements of Operations.

On December 12, 2008, the Company formed Salem Investment Corporation (“SIC”), a wholly-owned subsidiary of Salem Communications Corporation.  SIC issued a promissory note to Salem Holding in the amount of $4.75 million.  On December 18, 2008, SIC purchased $9.4 million of Salem Holding’s 7 ¾% Notes (“Notes”) at a 50% discount from a group of Note holders.  Salem Holding agreed to cancel the outstanding promissory note in exchange for the cancellation by SIC of the 7 ¾% Notes.  On a consolidated basis, the transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.   On April 7, 2009, SIC issued a promissory note to Salem Holding in the amount of $0.3 million.  On April 9, 2009, SIC purchased $1.0 million of Salem Holding’s 7¾% Notes for $0.3 million.  Salem Holding agreed to cancel the outstanding promissory note in exchange for the cancellation by SIC of the 7 ¾% Notes.  On a consolidated basis, the transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

Description of Business

Salem is a domestic U.S. radio broadcast company, which has traditionally provided talk and music programming targeted at audiences interested in Christian and family issues.  Salem operated 94 radio stations across the United States at December 31, 2008 and 2009.  We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and RSN are radio networks, which produce and distribute talk, news and music programming to radio stations in the U.S., including some of Salem’s stations.  SMR and VMR sell commercial air time to national advertisers for Salem’s radio stations and networks, and for independent radio station affiliates.

In addition to our radio broadcast business, we also own and operate a non-broadcast media division. This division consists of Salem Web Network (“SWN”), a provider of online Christian and conservative-themed content and streaming, Salem Publishing™, a publisher of Christian magazines and Xulon Press™, a provider of print-on-demand publishing services targeting the Christian audience. SWN’s content, both in text and audio, can be accessed through our national portals that include OnePlace.com, Crosswalk.com®, Christianity.com and Townhall.com®. SWN’s content can also be accessed through our local radio station websites, which provide content of interest to local listeners.  We also own and operate Salem Consumer Products, an online site providing books, DVD’s and editorial content.  The revenue and related operating expenses of these businesses are reported as “non-broadcast” on the consolidated Statements of Operations.

Cash and Cash Equivalents

We consider all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. The carrying value of our cash equivalents approximated fair value at each balance sheet date.

Restricted Cash

Restricted cash includes amounts that are contractually restricted in connection with a security agreement between the Company and Traveler’s Insurance.

 Revenue Recognition

Revenues are recognized when pervasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the price to the customer is fixed or determinable and collection of the arrangement fee is reasonably assured.

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing.  Salem’s broadcasting customers principally include not-for-profit charitable organizations and commercial advertisers.  Internet related revenues are recognized upon their delivery, either through the number of impressions or length of time of the advertisement placement.

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

Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received.  The value of the goods and services received in such barter transactions is charged to expense when used.  Barter advertising revenue included in broadcast revenue for the years ended December 31, 2007, 2008 and 2009 was approximately $5.4 million, $4.9 million and $5.0 million, respectively, and barter expenses were approximately the same as barter revenue for each period.  We record broadcast advertising provided in exchange for goods and services as broadcast revenue and the goods or services received in exchange for such advertising as broadcast operating expenses.

Accounting For Stock-Based Compensation

The Company has one employee compensation plan, described more fully in “Note 11. Stock Option Plan.”  We account for stock based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation—Stock Compensation.”  We account for equity awards under the fair value method with share-based compensation measured as of the grant date, based on the fair value of the award.  The exercise price of options is equal to the market price of Salem Communications common stock on the date of grant.

We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, we followed the alternative transition method discussed in the FASB ASC Topic 718.

Accounting For Upgrades of Radio Station and Network Assets

From time to time we undertake projects to upgrade our radio station technical facilities and/or Federal Communications Commission (“FCC”) licenses.  Our policy is to capitalize costs up to the point where the project is complete, at which point we transfer the costs to the appropriate fixed asset and/or intangible asset categories.  In certain cases where a project’s completion is contingent upon FCC or other regulatory approval, we will assess the probable future benefit of the asset at the time that it is recorded and monitor it through the FCC or other regulatory approval process.  If the required approval is not considered probable or the project is abandoned, we write-off the capitalized costs of the project.

Accounting for Discontinued Operations

We regularly review underperforming stations, particularly those in non-strategic formats, to determine if a sale might be a better way to monetize the station assets.  When a station or group of stations is considered for sale, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Subtopic. 205-20, “Discontinued

Operations.”  This pronouncement specifies that the operations and cash flow of the entity disposed of (to be sold) have or will be eliminated from the ongoing operations as a result of the disposal and that we will not have significant continuing involvement in the operations after the disposal transaction.  We define a cluster as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  General Managers are compensated based on the results of their cluster as a whole, not the results of any individual radio stations.  Therefore, we have determined that an entity qualifies for a discontinued operation when management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), the sale is probable, and the sale will result in the exit of a particular geographic market.  The markets and entities that we have accounted for as a discontinued operation are explained in more fully in “Note 3 – Significant Transactions.”

Accounting for Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation.  Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and building that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest.  The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt.  We capitalized interest of $0.4 million and $45,000 during the years ended December 31, 2008 and 2009, respectively.  Repair and maintenance costs are charged to expense as incurred.  Capital improvements are capitalized when they extend the life of the asset or enhance the quality or ability of the asset to benefit operations.  Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software and website development costs	3 years
Record and tape libraries	5 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment.  When indicators of impairment are present and the cash flows estimated to be generated from these assets is less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary.  No adjustments to the carrying amounts of property, plant and equipment were made during the years ended December 31, 2007, 2008 and 2009.

Accounting for Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in FASB ASC Topic 350-40 “Internal-Use Software.”  Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred.  Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites.  Costs incurred that involve providing additional functions and features to the website are capitalized.  Costs associated with website planning, maintenance, content development and training are expensed as incurred.  Capitalized costs are generally amortized over the estimated useful life of three years.  We capitalized $1.2 million, $1.8 million and $1.2 million during the years ended December 31, 2007, 2008 and 2009, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $0.1 million, $0.7 million and $1.3 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Accounting for Amortizable Intangible Assets

Intangible assets are recorded at cost less accumulated amortization.  Typically, intangible assets have been acquired in conjunction with the acquisition of various radio stations and non-broadcast businesses.  They are being amortized over the following estimated useful lives using the straight-line method:

Category	Life
Customer lists and contracts	Lesser of 5 years or life of contract
Favorable and assigned leases	Life of the lease
Other	5-10 years

The carrying value of amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment.  In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary.  No adjustments to the carrying amounts of amortizable intangible assets have been made during the years ended December 31, 2007, 2008 and 2009.

Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 69% of our total assets consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related broadcast license for each property.  Broadcast licenses are renewed  with the FCC every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  Please refer to “Note 2 – Impairment of Goodwill and Other Indefinite-Lived Intangible Assets” for a further discussion of our testing plan and impairments recognized.  The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager. Goodwill and mastheads, primarily attributable to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website.

Gain or Loss on Disposal of Assets

We record gains or losses on the disposal of assets equal to the proceeds, if any, compared to the net book value.  Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “Non-Monetary Transactions.”  For the year ended December 31, 2009, we recorded a loss on disposal of assets of $1.7 million that included the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.  For the year ended December 31, 2008, we recorded a gain on the disposal of assets of $6.9 million which included the sale of radio station WRVI-FM, Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million, the sale of radio station KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.  A gain on disposal of assets of $2.2 million for the year ended December 31, 2007 was comprised of the sale of selected assets of radio station WKNR-AM in Cleveland, Ohio, for $7.0 million which resulted in a pre-tax gain of $3.4 million offset by the loss recognized on the sale of selected assets of radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million and $0.7 million associated with various fixed asset disposals.

Leases

We lease various facilities including broadcast tower and transmitter sites.  When a lease is entered, we determine the classification of the lease as either a capital or operating lease based on the factors listed in FASB ASC Topic 840 “Leases.”  Lease terms generally range from one to twenty-five years with rent expense recorded on a straight line basis for financial reporting purposes.  We also sublease owned towers under various agreements with other broadcasters.  Lease terms generally cover a sixty year term, over which time we recognize rental income on a straight-line basis.  Deferred rent revenue was $5.0 million and $4.9 million at December 31, 2008 and 2009, respectively.

Leasehold Improvements

We may elect to construct or otherwise invest in leasehold improvements to properties.  We capitalize the cost of the improvements that are then amortized over the shorter of the useful life of the improvement or the remaining lease term.

Bond Issue Costs and Bank Loan Fees

Bond issue costs represent costs incurred in conjunction with the issuance of the 9 5/8% Senior Secured Second Lien Notes on December 1, 2009 (“9 5/8%  Notes”).  The costs are being amortized over the term of the 9 5/8% Notes as an adjustment to interest expense.  Bank loan fees represent costs incurred with the new Senior Credit Facility, which is a revolving credit facility (“Revolver”) entered on December 1, 2009.  The costs are being amortized over the three-year term of the Revolver as an adjustment to interest expense.  During the year ended December 31, 2009, approximately $0.1 million of bond issues costs were written off upon the calling and retirement of the 7 ¾% Notes.  Also during the year ended December 31, 2009, bank loan fees associated with our prior credit facility of $1.1 million were written-off.   During the year ended December 31, 2008, approximately $28,000 of bond issue costs were written off in conjunction with the early redemption of $9.4 million of the 7 3/4% Notes through the use of an unsecured subsidiary, SIC.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the Company pays actual medical claims subject to certain stop loss limits.  We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported.  Any projection of losses concerning our liability is subject to a high degree of variability.  Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns.  Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted in the future.  The self-insurance liability was $0.5 million at December 31, 2008 and 2009, respectively.

Local Programming and Marketing Agreement Fees

We enter into Local Marketing Agreement (“LMA”) or Time Brokerage Agreements (“TBA”) in connection with acquisitions of radio stations that are pending FCC regulatory approval of transfer of the broadcast licenses.  Under the terms of these agreements, we make specified periodic payments to the owner in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time.  We record revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages.  Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.  We also enter into LMA’s in connection with dispositions of radio stations.  In such cases we may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.

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

Under FASB ASC Topic 815 “Derivatives and Hedging” the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, shall be recognized currently in earnings.   Please refer to “Note 7 Derivative Instruments” for a further discussion of our derivative instruments.

Fair Value Accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our consolidated financial position, results of operations and cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. The adoption of the fair value provisions of FASB ASC Topic 820 to nonfinancial assets and nonfinancial liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Please refer to “Note 8 Fair Value Accounting” for a further discussion.

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with the liability method of providing for deferred income taxes.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2008, we recognized a net decrease of $0.2 million in liabilities and at December 31, 2008, had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on the Consolidated Statements of Operations.  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2009, is as follows (dollars in thousands):

Balance at January 1, 2009	$3,659
Additions based on tax positions related to the current year	329
Additions based on tax positions related to prior years	19
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(204)
Related interest and penalties, net of federal tax benefits	(49)
Balance as of December 31, 2009	$3,754

Comprehensive Loss

We recognized the gains and losses on the effective portion of our interest rate swap derivative instruments that were designated as, and qualified as, cash flow hedges as a component of Other Comprehensive Loss as defined by FASB ASC Topic 220 “Comprehensive Income.”  As of October 1, 2008, we elected a one-month reset on our Term Loan C rather than the three month reset period.  As our interest rate swap agreements contain a three month reset period, the swaps are no longer effective and no longer qualify as cash flow hedges.  As a result, changes in the fair value of our swaps are no longer deferred in other comprehensive income, but rather impact current period income.

Other comprehensive loss recognized in prior periods reflects changes in the fair value of each of our cash flow hedges for the time that the cash flow hedges qualified as effective as follows:

	Year Ended December 31,
	2007	2008
	(Dollars in thousands)
Mark-to-market loss	$(3,779)	$(800)
Less tax benefit	(1,512)	(320)
Other comprehensive loss, net of tax	$(2,267)	$(480)

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period.  Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 2,422,024, 562,175 and 1,341,875 shares of Class A common stock and unvested restricted stock shares of 5,000, zero and 5,000 were outstanding at December 31, 2007, 2008 and 2009.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.  The number of anti-dilutive shares as of December 31, 2007 was 2,418,471.  There were no dilutive shares for the years ended December 31, 2008 or 2009.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2007	2008	2009
Weighted average shares	23,785,015	23,671,288	23,803,864
Effect of dilutive securities - stock options	3,553	—	—
Weighted average shares adjusted for dilutive securities	23,788,568	23,671,288	23,803,864

Segments

We have one reportable operating segment—radio broadcasting.  The remaining non-reportable segments consist of our Internet businesses, SWN, Townhall.com, and Salem Consumer Products and our publishing businesses, Salem Publishing and Xulon Press, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated as non-broadcast.  The radio broadcasting segment also operates various radio networks.  We present our segment operating results in Note 16.

Concentrations of Business and Credit Risks

The majority of our operations are conducted in multiple locations across the country.  Our credit risk is spread across a large number of customers, none of which account for a significant volume of revenue or outstanding receivables.  We do not normally require collateral on credit sales; however, credit histories are reviewed before extending substantial credit to any customer.  We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks. Bad debt expense has been within management’s expectations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Significant areas for which management uses estimates are allowance for bad debts, income tax valuation allowance, impairment analysis for indefinite-lived intangible assets including broadcast licenses and goodwill, impairment analysis on other long-lived assets, stock-based compensation expense, and liabilities incurred under our partial self-insurance plan.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications include the accounting for WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin, and CCM Magazine, as discontinued operations as discussed in Note 3.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as discontinued operations for the years ended December 31, 2009 and 2008.   All prior periods have been reclassified to reflect the operating results and net assets of these stations as discontinued operations to conform to the current period presentation.

These reclassifications also include the operating results of WRFD-AM, Columbus, Ohio which are shown as part of continuing operations from discontinued operations. We had entered into an asset purchase agreement on July 31, 2008, to sell this radio station and exit the Columbus market. At that time, the Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified to reflect the operating results and net assets of this market as a discontinued operation as of the date of the asset purchase agreement through December 2009. The sale was expected to close in the fourth quarter of 2009. On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement. Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “ Improving Disclosures about Fair Value Measurements ,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  ASU 2009-13 also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  ASU 2009-13 is effective as of January 2011 with early adoption permitted. We do not expect the adoption of ASU No. 13 to have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”), which is effective for financial statements issued for interim and annual periods ending after August 2009. ASU 2009-05 amends FASB ASC Subtopic 820-10 (“FASB ASC 820-10”). The update provides clarification on the techniques for measurement of fair value required of a reporting entity when a quoted price in an active market for an identical liability is not available.  The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FAS No. 162 (“SFAS No. 168”), which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 created FASB ASC Subtopic 105-10 (“FASB ASC 105-10”). FASB ASC 105-10 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).  This standard had no impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), codified in FASB ASC Subtopic 855-10, which establishes accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued.  We adopted SFAS No. 165 upon issuance.  This standard had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. SFAS 115-2 and SFAS 124-2”), which is codified in FASB ASC Subtopic 320-10. FSP No. SFAS 115-2 and SFAS 124-2 provide guidance to determine whether the holder of an investment in a debt security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. We adopted FSP No.  SFAS 115-2 and SFAS 124-2 beginning April 1, 2009.  This FSP had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. SFAS 107-1 and APB 28-1”). FSP No. SFAS 107-1 and APB 28-1, which is codified in FASB ASC Subtopic 825-10-50, require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  We adopted FSP No. SFAS 107-1 and APB 28-1 beginning April 1, 2009.  This FSP had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Subtopics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  We adopted FSP No. SFAS 157-4 beginning April 1, 2009.  This FSP had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. SFAS 141(R)-1”). FSP No. SFAS 141(R)-1, which is codified in FASB ASC Topic 805, “Business Combinations,” addresses application issues related to the measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  We adopted FSP No. SFAS 141(R)-1 upon issuance.  This FSP had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FSP No. 141(R), Business Combinations (“FSP No. SFAS 141(R)”), which is codified in FASB ASC Topic 805, “Business Combinations ,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under ASC Topic 805, all transaction costs are expensed as incurred. The guidance in ASC Topic 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted ASC Topic 805 on January 1, 2009 and as a result, we recorded a gain of $1.6 million related to the acquisition of WZAB-AM, Miami, Florida..

NOTE 2.  IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.

We complete our annual impairment tests in the fourth quarter of each year.  Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our goodwill and other indefinite-lived intangible assets for impairment in the second, third and fourth quarters of 2009.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material.  The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 8 “Fair Value Accounting.”

When performing our impairment testing for broadcast licenses we review the financial performance of the market clusters against established internal benchmarks.  The first step of our impairment testing process compares the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differ.  We have historically discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions, including declines in market values associated with radio station sales.  If the discounted prior period fair value exceeded the carrying value of the broadcast licenses, the assets were deemed not to be impaired.  For our impairment reviews completed during 2009, we did not discount the prior period appraised fair value of any broadcast market cluster as in most markets the carrying value has been reduced to equal the fair value.  Due to the number of recent appraisals, we compared actual operating revenues as of the period end to the projected revenues used in the most recent appraisals. Markets with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

The second step of our impairment testing process compares the carrying value of the broadcast licenses for each market cluster to the station operating income (“SOI”) for each market cluster as of the period end.  If the carrying value of the broadcast licenses were less than six times the annualized SOI, the broadcast licenses were deemed not to be impaired. As radio stations are typically sold on the basis of a multiple of projected operating income usually up to a multiple of eight, we believe that a benchmark of six appears conservative even in today’s market.  We evaluate the SOI multiples used in our testing based on market data available as of each testing date.

For the market clusters that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s). Bond & Pecaro utilized an income approach to value broadcast licenses.  The income approach measures the expected economic benefits that the broadcast licenses provides and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license.  The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(13.2%) - (15.2%)	(13.2%) - (15.2%)
Out-year market growth range	(0.2%) – 2.5%	(0.2%) – 2.5%
Market share range	0.7% - 20.2%	0.7% - 20.2%
Operating profit margin range	4.7% - 40.9%	4.7% - 40.9%

As of the interim testing period ended September 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(2.0%)	(2.0%)
Out-year market growth range	0.4% - 2.5%	0.4% - 2.5%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 40.7%	4.7% - 40.7%

As of the annual testing period ended December 31, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
2010 Market growth rates	(3.0%)	(3.0%)
Out-year market growth range	0.3% - 3.8%	0.3% - 3.8%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 38.3%	4.7% - 38.3%

We also test goodwill balances within the broadcast segment for impairment on an annual basis and between annual tests when there are indications of impairment.  The first step of our goodwill impairment test, used to identify potential impairment, compares the appraised fair value of the market cluster for markets with actual operating results that exceeded the estimates used in the appraisal model to the carrying value of the market cluster, including goodwill.  If the appraised fair value exceeded the carrying value, goodwill was deemed not to be impaired.  For market clusters that were not appraised, we determined the implied fair value of the market cluster as a multiple of SOI as noted in our second test of the FCC license value.  If the implied fair value exceeded the carrying value of the market cluster, goodwill was deemed not to be impaired.  Market clusters that did not meet these two tests were subject to appraisal.

The second test of the goodwill impairment test, used to measure the impairment loss, compared either the appraised value or the implied fair value of the market cluster including goodwill to the carrying value of the market cluster including goodwill.  If the carrying value exceeded these amounts, a loss was recognized in an amount equal to the excess.

The results of our impairment testing for our broadcast segment for each testing period during the year ended December 31, 2009 were as follows:

As of the interim testing period ended June 30, 2009
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Colorado Springs, CO	Yes	66.6%
Note (1) Markets with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

As of the interim testing period ended September 30, 2009
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

As of the annual testing period ended December 31, 2009
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	4.6%
Atlanta, GA	Yes	3.6%
Detroit, MI	Yes	0.0%	(1)
Portland, OR	Yes	3.4%
Phoenix, AZ	Yes	17.1%
Honolulu, HI	Yes	30.6%
Minneapolis, MN	Yes	91.4%
Note (1) Markets with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

As a result of our review and valuation for the testing period ended December 31, 2009, we recognized a pre-tax impairment charge of $0.2 million associated with the value of broadcast licenses in the Detroit market.  There was no goodwill impairment for the testing period ended December 31, 2009.  In addition, we recognized (1) pre-tax impairment charges during our September 30, 2009, interim review and valuation of $14.1 million associated with the value of broadcast licenses in the Cleveland, Atlanta, Detroit and Portland markets; and (2) pre-tax impairment charges recognized during our June 30, 2009 interim review and valuation of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets and $0.4 million associated with the value of goodwill in the Dallas market.  For the annual review and valuation for the period ended December 31, 2008, we recognized impairment charges of $73.0 million associated with the value of broadcast licenses and goodwill in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.

These broadcast impairments were driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.

When performing impairment testing for our non-broadcast indefinite-lived intangible assets, we review the financial performance of the reporting unit against established internal benchmarks. The first step of our impairment testing compares the fair value as determined from an independent third-party to the carrying value to determine the degree by which the amounts differed.  We have historically discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions.  If the discounted fair value exceeded the carrying value of the indefinite-lived intangible assets, the assets were deemed not to be impaired.

The second step of our impairment testing process compared the carrying value of the indefinite-lived intangible assets, specifically mastheads and goodwill, for each reporting unit as of the testing date to the enterprise value. Enterprise value is defined as six times the net operating income for each reporting unit as of the trailing 12 months plus the net book value of the property, plant and equipment of the operating unit. For the testing period ended December 31, 2009, we used the actual net operating income for each reporting unit for the last twelve months.  As media entities are typically sold on the basis of a multiple of projected operating income, usually in excess of eight, we believe that a benchmark of six appears conservative even in today’s market. We evaluate the multiples used in our testing based on market data available as of each testing date. If the carrying value of the intangibles is less than the enterprise value, the intangible assets are deemed not to be impaired.

For the reporting units that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived intangible asset(s). Bond & Pecaro utilized an income approach to estimate the fair value of the businesses. The income approach measures the expected economic benefits these assets bring to the holder. The fair value of the business may be expressed by discounting these future benefits. The discounted cash flow model incorporated variables such as projected revenues, operating cash flow margins, and a discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years; which is typically the time media and technology property investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment for each testing period during the year ended December 31, 2009 was as follows:

As of the interim testing period ended June 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.0%	9.0%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

As of the interim testing period ended September 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	17.0%	17.0%
Operating cash flow growth rate	3.5%	3.5%
Long-term growth rate	3.5%	3.5%

As of the annual testing period ended December 31, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.5%	9.5%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

We also test goodwill balances within the non-broadcast segment for impairment on an annual basis and between annual dates when there are indications of impairment. The first step of the goodwill impairment test is used to identify potential impairment by comparing the appraised fair value of the reporting unit to the carrying value of the reporting unit including goodwill. If the appraised fair value exceeded the carrying value, goodwill was deemed not to be impaired. For reporting units that were not appraised, we used the implied fair value of the reporting unit, or enterprise value, as noted in our second test of the internal review. If the implied fair value exceeded the carrying value, goodwill was deemed not to be impaired. If these criteria are not met, a second test was applied.

The second test of the goodwill impairment test, used to measure the amount of any impairment loss, compared either the appraised fair value or the implied fair value of the reporting unit including goodwill to the carrying value of the reporting unit including goodwill. If the carrying value exceeded these amounts, a loss was recognized in an amount equal to the excess.  During the interim testing period for the second quarter of 2009, we recognized an impairment charge of $1.2 million associated with the value of goodwill and mastheads in our non-broadcast segment.  For the interim testing period ended September 30, 2009 and testing period ended December 31, 2009, there were no impairments recognized.

The results of our impairment testing process for our non-broadcast segment for each testing period during the year ended December 31, 2009 were as follows:

As of the interim testing period ended September 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	26.1%

As of the interim testing period ended September 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Web Network	Yes	35.5%
Townhall.com	Yes	57.0%

As of the annual testing period ended December 31, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	26.6%

The economic downturn over the last two years has negatively impacted our ability to generate revenues. The discount rate assumptions used are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units. Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. Included in our broadcast valuation estimates are a 3% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 2.5% increase in 2011 as compared to 2010. Included in our non-broadcast valuation estimates are projected profit margins of up to 1.9% projected for 2010, increasing to 2.9% in 2011.  Failure to achieve the anticipated growth rates and/or declines in excess of those amounts may result in future impairment losses, the amount of which may be material.

NOTE 3.  SIGNIFICANT TRANSACTIONS

On December 1, 2009, we entered into a new $30.0 million senior credit facility, which is a revolving credit facility  (“Revolver”) and issued $300 million of new senior secured second lien 9 5/8% notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  The revolver includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver (the “Credit Agreement”).  The net proceeds from the 9 5/8% Notes of $291.7 million, borrowings under our Revolver of $15.0 million and cash on hand were used to repay and terminate Salem Holding’s then existing credit facilities which included the Term Loan B and Term Loan C and to repurchase all of the outstanding 7¾% Notes due 2010.

On July 24, 2009, we completed the purchase of radio station WZAB-AM in Miami, Florida for $1.0 million.  The accompanying Consolidated Statements of Operations reflect the operating results of this radio station as of the acquisition date.  The business combination is not material in the aggregate or individually to our financial position as of the date of acquisition.

In accordance with FASB ASC Topic 805 “Business Combinations,” effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase.  Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued.  We underwent such a reassessment, and as a result, have recorded a gain on the bargain purchase of WZAB-AM in Miami, Florida, of $1.6 million.  If new information is obtained within the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, we will retrospectively adjust the amounts recognized as of the acquisition date.  We believe that the gain on bargain purchase resulted from various factors that may have impacted the acquisition price of WZAB-AM, including, without limitation, that the previous owner of the license for WZAB-AM did not have the technical facilities from which to broadcast.

A summary of our acquisitions and purchases for the year ended December 31, 2009, none of which were material to our consolidated financial position as of the date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
March 31, 2009	WAMD-AM, Aberdeen, Maryland	$227
March 31, 2009	License upgrade for WNYM-AM New York, NY	2,498
July 24, 2009	WZAB-AM, Miami, Florida	1,020
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
$5,379

On June 1, 2009, we completed the sale of radio station KPXI-FM in Tyler-Longview, Texas for $0.4 million that resulted in a pre-tax loss of $1.6 million.  The operating results of KPXI-FM were excluded from the Consolidated Statements of Operations as of the date of the sale.

On April 9, 2009, SIC purchased $1.0 million of Salem Holding’s 7¾% Notes for $0.3 million.  Salem Holding agreed to cancel the outstanding promissory note in exchange for the cancellation by SIC of the 7 ¾% Notes.  On a consolidated basis, the transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

On March 31, 2009, we completed the purchase of radio station WAMD-AM in Aberdeen, Maryland for $2.7 million.  The acquisition was made to accommodate the day time signal upgrade of WNYM-AM, New York, NY.  Approximately $2.5 million of the purchase price was allocated to this upgrade.  The purchase price had been paid into an escrow account on July 18, 2008.  The accompanying Consolidated Statements of Operations includes the operating results of this radio station as of the acquisition date.  In accordance with FASB ASC Topic 805 “Business Combinations,” expenses associated with this business combination were expensed as of the January 2009 effective date.  The business combination is not material in the aggregate or individually to our financial position as of the date of acquisition.

On February 2, 2009, we received reimbursement from the Port of Seattle of approximately $1.7 million of costs associated with a tower relocation project.  The tower relocation began in 2001 as a result of the Port’s use of eminent domain in which the existing tower land was seized.

Discontinued Operations

We entered a plan to sell all radio stations in the Milwaukee market during 2007.  We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  We entered into an LMA with the buyer of WFZH-FM effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of the Milwaukee stations as a discontinued operation for the year ended December 31, 2008.

We ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine have been reported as a discontinued operation as of this date.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the year ended December 31, 2008.

On July 31, 2008, we entered into an asset purchase agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million.  As a result of the sale, we were to exit the Columbus, Ohio market.  The Consolidated Balance Sheets and Statements of

Operations for all periods presented were reclassified as of the date of the asset purchase agreement to reflect the operating results and net assets of this market as a discontinued operation through December 2009.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement. Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.  In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to the asset purchase agreement.

The following table sets forth the components of income (loss) from discontinued operations as reclassified, net of tax, for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
Net revenue	$3,229	$772	$(3)
Operating expenses	4,816	841	193
Operating income (loss)	$(1,587)	$(69)	$(196)
Gain (loss) on sale of radio station assets	—	3,360	(11)
Income (loss) from discontinued operations	$(1,587)	$3,291	$(207)
Provision for (benefit from) income taxes	(576)	1,525	(124)
Income (loss) from discontinued operations, net of tax	$(1,011)	$1,766	$(83)

 During the year ended December 31, 2008, we completed the following acquisitions, none of which were material in aggregate or individually to our consolidated financial position as of the date of acquisition:

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
$18,770

The accompanying Consolidated Balance Sheets include the acquired assets and liabilities of each acquired entity as of the acquisition date.  The results of operations are included in the accompanying Consolidated Statements of Operations as of the date of acquisition with the exception of WMCU-AM, in Miami, Florida, which was included in the Consolidated Statement of Operations beginning October 18, 2007, the date on which we began operating the station under an LMA with the seller pending approval of the acquisition by the FCC.

On December 12, 2008, we formed SIC, a wholly-owned subsidiary of Salem Communications Corporation.  SIC issued a promissory note to Salem Holding for $4.75 million. On December 18, 2008 SIC purchased $9.4 million of Salem Holding’s 7 ¾% Notes at a 50% discount from a group of note holders.  Salem Holding agreed to cancel the outstanding promissory note in exchange for the cancellation by SIC of the 7 ¾% Notes.  On a consolidated basis, the transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt.

On December 2, 2008, we sold radio station WRVI-FM in Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million. The operating results of WRVI-FM are excluded from the Consolidated Statement of Operations as of the date of the sale.

On October 29, 2008, we notified the owner of radio station KTRO-AM, in Portland, Oregon that we would not acquire the radio station.  We had entered into an agreement on February 1, 2007, to purchase selected assets of the station and began operating the station under an LMA as of that date.  In accordance with the terms of the agreement, we ceased operating the station under the LMA on October 20, 2008 and recorded a terminated transaction charge of $0.4 million in the fourth quarter of 2008.  The accompanying Consolidated Statement of Operations includes the operating results of this radio station as of the LMA date through the termination.

In September 2008, an agreement dated February 22, 2008 to sell radio station KKMO-AM in Seattle, Washington for approximately $3.7 million was terminated.  The buyer of the station did not meet the terms of the Asset Purchase Agreement. As a result of the buyer terminating the agreement, we recognized income of $0.2 million reported as other income in the Consolidated Statement of Operations.

On June 30, 2008, we completed a reorganization of certain legal entities. Under this reorganization, Salem Holding now owns all operating assets of the Company other than CCM Communications, Inc. The operating assets of CCM Communications, Inc. and SIC remain owned by Salem. The reorganization did not impact the Consolidated Balance Sheets and Consolidated Statements of Operations.

On May 30, 2008, we sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million resulting in a pre-tax gain of $1.4 million that is reported as a component of discontinued operations.  The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the year ended December 31, 2008 reflect WFZH-FM as a discontinued operation.  All prior periods have been reclassified to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

On April 11, 2008, we purchased selected assets of WMCU-AM in Miami, Florida, for $12.3 million. We began operating the station under a LMA effective on October 18, 2007.  The accompanying Consolidated Statements of Operations includes the operating results of this station as of the LMA date.  The acquisition was not material in the aggregate or individually to our financial position as of the date of acquisition

On April 8, 2008, we acquired land in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania from entities controlled by its Chairman and by its Chief Executive Officer (“Principal Shareholders”) for approximately $5.0 million. This transaction was approved by the independent members of the Company Board of Directors and was based on the appraised value from a third-party valuation firm. As a result of this transaction, we will reduce rental expense by approximately $148,000 annually and has permanently secured these AM transmitter site locations. We also assumed two income-producing lease agreements as follows: (a) a diplex agreement at the Seattle-Tacoma, Washington site generating annual rental income that is currently $139,000 approximately and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating annual rental income that is currently $26,000. In addition, we entered into new transmitter site leases for eight (8) existing transmitter sites (the “New Transmitter Site Leases”) operated by the Company and leased from the Principal Stockholders. Seven (7) of these New Transmitter Site Leases replace existing transmitter site leases between the Company and the Principal Shareholder which were either scheduled to expire or had option exercise deadlines in 2009 or 2010. As a result, we are not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

On March 28, 2008, we sold radio station KTEK-AM in Houston, Texas for $7.8 million, including $4.5 million in cash, and $3.3 million in notes receivables.  The notes included a $1.8 million 90 day promissory note due on June 24, 2008 bearing interest at 8% per annum and a $1.5 million seven year promissory note bearing interest at 8% per annum, with monthly installments due beginning in May 2008. The sale resulted in a pre-tax gain of $6.1 million.  The operating results of KTEK-AM were excluded from the Consolidated Statement of Operations beginning on February 1, 2008, the date we stopped operating the station pursuant to a Time Brokerage Agreement with the buyer.

On March 28, 2008, we sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million resulting in a pre-tax gain of $2.0 million that is reported as a component of discontinued operations.  The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations for the year ended December 31, 2008 reflect WRRD-AM as a discontinued operation.  All prior periods have been reclassified to reflect the operating results of the station as a discontinued operation to conform to the current period presentation.

During the year ended December 31, 2007, we completed the following acquisitions, none of which were material in aggregate or individually to our consolidated financial position as of the date of acquisition:

Acquisition Date	Entity	Description	Acquisition Cost
			(Dollars in thousands)
February 2, 2007	ChristianMusicPlanet.com	Christian music web portal	$311
September 12, 2007	CMCentral.com	Christian music Internet site and online community	360
Various	Various	Other Internet Businesses and domain names	316
			$987

The purchase price was allocated to the total assets acquired as follows:

Amount
(Dollars in thousands)
Asset
Property and equipment	$196
Domain and brand names	422
Subscriber list	203
Customer lists and other contracts	121
Goodwill	45
$987

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

On May 29, 2007, we sold radio station WVRY-FM, Nashville, Tennessee for $0.9 million resulting in a pre-tax loss of $0.5 million, including the write-off of goodwill associated with this entity of $0.2 million.  The operating results of WVRY-FM were excluded from the Consolidated Statement of Operations beginning on March 9, 2007, the date we stopped operating the station pursuant to an LMA with the buyer.

On February 7, 2007, we sold radio station WKNR-AM in Cleveland, Ohio, for $7.0 million resulting in a pre-tax gain of $3.4 million.  The operating results of WKNR-AM were excluded from the Consolidated Statement of Operations beginning on December 1, 2006, the date we stopped operating the station pursuant to a LMA with the buyer.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2008	2009
	(Dollars in thousands)
Land	$37,132	$37,345
Buildings	25,011	24,771
Office furnishings and equipment	34,073	34,998
Antennae, towers and transmitting equipment	73,834	74,225
Studio and production equipment	28,844	28,724
Computer software and website development costs	7,966	8,835
Record and tape libraries	64	65
Automobiles	1,148	1,046
Leasehold improvements	14,921	15,399
Construction-in-progress	5,470	2,907
	$228,463	$228,315
Less accumulated depreciation	94,553	107,141
	$133,910	$121,174

Depreciation expense was approximately $12.0 million, $13.3 million and $13.4 million for the years ended December 31, 2007, 2008, and 2009, respectively, which includes depreciation of $26,000 for the year ended December 31, 2007 and $53,000 for each of the years ended December 31, 2008 and 2009 on a radio station tower that was valued at $0.8 million under a capital lease obligation.  Accumulated depreciation associated with the capital lease was $79,000 and $132,000 at December 31, 2008 and 2009.

NOTE 5.  AMORTIZABLE INANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2009
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$11,018	$(9,826)	$1,192
Domain and brand names	5,626	(4,236)	1,390
Favorable and assigned leases	1,581	(1,365)	216
Other amortizable intangible assets	3,068	(2,985)	83
	$21,293	$(18,412)	$2,881

	As of December 31, 2008
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$10,938	$(9,292)	$1,646
Domain and brand names	5,570	(3,320)	2,250
Favorable and assigned leases	1,581	(1,296)	285
Other amortizable intangible assets	3,069	(2,798)	271
	$21,158	$(16,706)	$4,452

Based on the amortizable intangible assets as of December 31, 2009, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2010	$1,240
2011	647
2012	277
2013	132
2014	124
Thereafter	461
Total	$2,881

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

Our senior credit facility and our senior secured second lien notes have been entered into by Salem Communications Corporation.  Salem Communications Corporation has no independent assets or operations.  All of the subsidiaries of Salem Communications Corporation are currently guarantors of the senior credit facility and the senior secured second lien notes. The guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Credit Facility

On December 1, 2009, we entered into a new senior credit facility, which is a revolving credit facility (“Revolver”).  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.  The Revolver is a three-year $30 million revolving credit facility, which includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver facility (the “Credit Agreement”). Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum plus 2.50%, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Senior Secured Second Lien Notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of December 31, 2009, accrued interest on 9 5/8% Notes was $2.4 million.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  As of December 31, 2009, approximately $16,000 of the discount has been recognized as interest expense.

Prior Credit Facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), was the borrower under our prior credit facilities.  The prior credit facilities included a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“Term Loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”).  On December 21, 2009, we used the proceeds of the 9 5/8% Notes, a portion of the senior credit facility, and approximately $27 million of cash on hand to fully repay amounts outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to fully repay all outstanding aggregate principal of $89.7 million on the 7¾% Notes.  We recorded a loss of $1.7 million  which included $1.1 million of unamortized bank loan fees on the prior credit facility, $0.1 million of unamortized bond issue costs on the 7¾% Notes and $0.4 million of legal and dealer fees associated with the calling of the 7 ¾% Notes and prior credit facility.

Swingline Credit Facility

On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million. The agreement was most recently amended on June 1, 2009 and had a borrowing capacity of $4.3 million. The interest rate was the bank’s prime rate plus 0.75% per annum. As collateral for the Swingline, we pledged our corporate office building. We terminated the Swingline as of December 1, 2009.

7 3/4% Notes

In December 2002, Salem Holding issued $100.0 million principal amount of 7 3/4% Notes. The indenture for the 7 3/4% Notes contained restrictive covenants that, among other things, limited the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Through the use of an unrestricted subsidiary, we repurchased $9.4 million of our 7 3/4% Notes for $4.7 million in December 2008. This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt. Through the use of an unrestricted subsidiary, we repurchased $1.0 million of our 7 3/4% Notes for $0.3 million in April 2009. This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt. As of September 30, 2009, there was $89.7 million aggregate principal amount of the 7 3 /4% Notes outstanding. Based on this principal amount, Salem Holding was required to pay $7.0 million per year in interest on the 7 3/4% Notes.  As of December 1, 2009, we used the net proceeds from the offering of the outstanding notes together with other available funds to fund the payment of consideration and certain costs relating to the early settlement of the Tender Offer and consent solicitation with respect to the outstanding $89.7 million in aggregate principal amount of the 7 3/4% Notes. Accrued interest on the tendered 7 3/4% Notes was also paid. Since all outstanding 7 3/4% Notes were tendered, accepted for payment and cancelled, the indenture relating to the 7 3/4% Notes was discharged.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2008	2009
	(Dollars in thousands)
Revolver under senior credit facility	$—	$15,000
Term loans under prior credit facility	232,467	—
9 5/8% senior secured second lien notes due 2016	—	298,111
7¾% senior subordinated notes due 2010	90,605	—
Seller financed note to acquire Townhall.com	1,295	—
Capital leases and other loans	1,008	936
	325,375	314,047
Less current portion	3,766	78
	$321,609	$313,969

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2009:

•

Outstanding borrowings of $15.0 million under revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$300.0 million notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fee of 0.75% on the unused portion of the revolver.

Other Debt

We have several capital leases related to various data processing equipment.  The obligation recorded at December 31, 2008 and 2009 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2009 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2010	$78
2011	80
2012	15,083
2013	46
2014	44
Thereafter	298,716
$314,047

NOTE 7. DERIVATIVE INSTRUMENTS

During 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”   The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month , resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

Details of the three swap transaction were as follows:

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.99% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.9 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $3.1 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.6 million gain and upon termination of the swap we recognized a $0.8 million loss.  Effective on October 1, 2008, we had elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $1.0 million in accumulated other comprehensive loss was reclassified into interest expense.

On April 26, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.70% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.9 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.5 million gain and upon termination of the swap we recognized a $0.8 million loss.  Effective on October 1, 2008, we had elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.7 million in accumulated other comprehensive loss was reclassified into interest expense.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.53% as compared to LIBOR on then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.7 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.5 million gain and upon termination of the swap we recognized a $0.7 million loss.  Effective on October 1, 2008, we had elected a one month reset on our Term Loan C rather than the three month reset period.  As this interest rate swap agreement contained a three month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.2 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.6 million in accumulated other comprehensive loss was reclassified into interest expense.

NOTE 8.  FAIR VALUE ACCOUNTING

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring fair value. This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the FASB ASC Topic 820 hierarchy are as follows:

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

The fair value of our liabilities was impacted by our credit ratings as established by agencies such as Moody’s Investor Services (“Moody’s) and Standard & Poor’s (“S&P”). The estimated change in the fair value of these liabilities, including the credit risk and all other market variables, was a gain of $1.5 million for the period ended December 1, 2009.  We settled our outstanding swap transactions on December 1, 2009 when we terminated our then existing bank credit facilities resulting in a loss of $2.3 million.  The loss represents the difference in the discounted value estimated in accordance with FASB ASC Topic 820 and the actual amount the bank was willing to accept in an arms length transaction.

As of December 31, 2009, each major category of assets measured at fair value on a non-recurring basis was categorized as follows:

	Total	Level 1	Level 2	Level 3
As of December 31, 2009:	(Dollars in thousands)
Non-recurring assets subject to fair value measurement:
Broadcast licenses	$ 156,286	—	—	$ 156,286
Goodwill	483	—	—	483
Other indefinite-lived intangible assets	1,961	—	—	1,961
Total	$ 158,730	—	—	$ 158,730

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facility for a three year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facility for a four year period.  Both interest rate caps are at 7.25%.  The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  For the years ended December 31, 2007, 2008 and 2009, interest expense of $31,000, $14,000 and $350, respectively, was recorded related to our interest rate caps.   The interest rate cap agreements were terminated in December 2009 in conjunction with the cancellation of the underlying debt under our prior credit facilities.

NOTE 9. INCOME TAXES

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following:

	December 31,
	2007	2008	2009
	(Dollars in thousands)
Current:
Federal	$ -	$ (61)	$ (237)
State	448	323	293
	448	262	56
Deferred:
Federal	6,392	(14,985)	(3,038)
State	539	(4,428)	(1,228)
	6,931	(19,413)	(4,266)
Provision for (benefit from) income taxes	$ 7,379	$ (19,151)	$ (4,210)

Discontinued operations are reported net of the tax provision (benefit) of $(0.6) million in 2007, $1.5 million in 2008 and $(0.1) million in 2009.

 The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2008	2009
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$ 5,508	$ 4,598
Net operating loss, AMT credit and other carryforwards	34,882	41,636
State taxes	151	151
Other	2,433	2,475
Total deferred tax assets	42,974	48,860
Valuation allowance for deferred tax assets	(2,850)	(2,385)
Net deferred tax assets	$ 40,124	$ 46,475
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$ 9,705	$ 10,484
Excess of net book value of intangible assets for financial reporting purposes over tax basis	65,336	66,510
Unrecognized tax benefits	3,659	3,754
Other	(1,140)	-
Total deferred tax liabilities	77,560	80,748
Net deferred tax liabilities	$ 37,436	$ 34,273

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2008	2009
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$5,670	$4,700
Deferred income tax liability per balance sheet	(43,106)	(38,973)
	$(37,436)	$(34,273)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$5,798	$(18,901)	$(4,365)
Effect of state taxes, net of federal	642	(2,683)	(608)
Permanent items	777	2,247	1,316
Other, net	162	186	(553)
Provision for (benefit from) income taxes	$7,379	$(19,151)	$(4,210)

      At December 31, 2009, we had net operating loss carryforwards for federal income tax purposes of approximately $86.5 million that expire in 2019 through 2029 and for state income tax purposes of approximately $715.8 million that expire in years 2009 through 2029. For financial reporting purposes at December 31, 2009, we had a valuation allowance of $2.4 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards that may not be realized.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims including the purported class action described below.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  The Company maintains insurance that may provide coverage for such matters.  Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  The Company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s annual consolidated financial position, results of operations or cash flows.

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years.  The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments.  Rental expense included in operating expense under all lease agreements was $15.1 million, $15.5 million and $15.7 million in 2007, 2008 and 2009, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2010	$ 1,216	$ 7,703	$ 8,919
2011	1,141	6,628	7,769
2012	851	6,136	6,987
2013	775	5,769	6,544
2014	707	4,994	5,701
Thereafter	4,518	27,451	31,969
	$ 9,208	$ 58,681	$ 67,889

NOTE 11. STOCK OPTION PLAN

The Company has one stock option plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.   We recognize non-cash stock based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.”

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$ 2,338	$ 2,727	$ 272
Restricted stock shares compensation expense included in corporate expenses	59	36	—
Stock option compensation expense included in broadcast operating expenses	830	471	220
Stock option compensation expense included in non-broadcast operating expenses	155	140	96
Total stock-based compensation expense, pre-tax	$ 3,382	$ 3,374	$ 588
Tax benefit from stock-based compensation expense	(1,499)	(1,422)	208
Total stock-based compensation expense, net of tax	$ 1,883	$ 1,952	$ 796

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

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to twelve year term that is generally commensurate with the expected term of the option.  The expected dividends reflected in 2008 take into consideration our payment of special dividends in 2006 and 2007. The expected term of the option is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

During the year ended December 31, 2008, all senior executives voluntarily surrendered options (vested and unvested) to the Company. The voluntary surrender was not accompanied by a concurrent grant of (or offer to grant) a replacement award or other valuable consideration. The surrender was accounted for as a repurchase for no consideration. As a result, 1,741,854 options were voluntarily surrendered resulting in approximately a $1.6 million increase in stock-based compensation expense in the third quarter of 2008.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2007	2008	2009
Expected volatility	43.18% - 46.4%	44.47% – 45.08%	68.91% - 95.93%
Expected dividends	0.0%	4.13%	0.0%
Expected term (in years)	6 - 9	6 - 12	6 - 9
Risk-free interest rate	4.55%	3.33%	2.34

Stock option information with respect to the Company’s stock-based compensation plans during the three years ended December 31, 2009 is as follows (Dollars in thousands, except share amounts, weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,146,564	$ 22.30	$ 13.88		$ —
Granted	395,400	11.78	8.08
Exercised	(2,500)	11.81	—		4
Forfeited or expired	(117,440)	19.59	13.75
Outstanding at December 31, 2007	2,422,024	$ 20.73	$ 13.98	4.3 years	$ —
Exercisable at December 31, 2007	1,475,337	$ 24.24	$ 15.07	2.7 years	$ —

Outstanding at January 1, 2008	2,422,024	$ 20.73	$ 13.98		$ —
Granted	55,000	5.48	1.86		—
Exercised	—	—	—		—
Forfeited or expired	(1,914,849)	22.12	14.04
Outstanding at December 31, 2008	562,175	$ 14.56	$ 9.11	4.0 years	$ —
Exercisable at December 31, 2008	329,772	$ 16.57	$ 10.22	2.4 years	$ —

Outstanding at January 1, 2009	562.175	$ 14.56	$ 9.11	4.0 years	$ 28
Granted	910,000	0.73	1.49		4,787
Exercised	—	—	—		—
Forfeited or expired	(130,300)	16.32	10.66		53
Outstanding at December 31, 2009	1,341,875	5.01	3.80	5.0 years	4,762
Exercisable at December 31, 2009	304,688	15.15	9.18	2.9 years	6
Expected to Vest	984,809	2.03

The aggregate intrinsic value represents the difference between the Company’s closing stock price on December 31, 2009 of $5.99 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options.  The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $0.8 million, $2.4 million and $2.4 million, respectively.

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding the Company’s restricted stock during the three years ended December 31, 2009 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2007	6,000	$ 11.15
Granted	5,000	10.15
Lapsed	(6,000)	11.15
Forfeited	—	—
Non-Vested at December 31, 2007	5,000	$ 10.15

Non-Vested at January 1, 2008	5,000	$ 10.15
Granted	—	—
Lapsed	(5,000)	10.15
Forfeited	—	—
Non-Vested at December 31, 2008	—	$ —

Non-Vested at January 1, 2009	—	$ —
Granted	5,000	0.36
Lapsed	—	—
Forfeited	—	—
Non-Vested at December 31, 2009	5,000	0.36

As of December 31, 2009, there was $1.1 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares.  This cost is expected to be recognized over a weighted-average period of 2.0 years.

Additional information regarding options outstanding as of December 31, 2009, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
$ 0.36 - $ 3.00	866,000	5.4	$ 0.61	—	—
$ 3.01 - $ 6.00	89,000	6.9	$ 4.80	9,500	5.36
$ 6.01 - $ 9.00	1,500	5.4	$ 7.99	750	$ 7.99
$ 9.01 - $ 12.00	111,025	4.4	$ 11.70	60,950	$ 11.61
$ 12.01 - $ 15.00	139,825	3.5	$ 13.95	103,963	$ 14.01
$ 15.01 - $ 18.00	67,000	2.7	$ 16.75	67,000	$ 16.75
$ 18.01 - $ 21.00	32,500	2.6	$ 18.81	32,500	$ 18.81
$ 21.01 - $ 24.00	32,175	2.4	$ 21.70	21,175	$ 21.75
$ 24.01 - $ 25.50	2,850	2.1	$ 24.80	2,850	$ 24.80
$ 0.36 - $ 25.50	1,341,875	5.0	$ 5.01	304,688	$ 15.15

NOTE 12.  RELATED PARTY TRANSACTIONS

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the Company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2007, 2008 and 2009 amounted to $138,000, $145,000 and $151,000 respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the Company’s CEO and its Chairman of the Board.  Rental expense under these leases included in operating expense for 2007, 2008 and 2009 amounted to $1.2 million, $1.3 million and $1.2 million, respectively.

On April 8, 2008, we acquired land in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania from entities controlled by Principal Shareholders for approximately $5.0 million. This transaction was approved by the independent members of the Company Board of Directors and was based on the appraised value from a third-party valuation firm. As a result of this transaction, the Company will reduce rental expense by approximately $148,000 annually and has permanently secured these AM transmitter site locations. We also assumed two income-producing lease agreements as follows: (a) a diplex agreement at the Seattle-Tacoma, Washington site generating current annual rental income of approximately $139,000, and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating current annual rental income of approximately $26,000. A prerequisite negotiated by the Company as an important condition of the closing of the Transmitter Site Purchases was the entry by the Company into new transmitter site leases for eight existing transmitter sites (the “New Transmitter Site Leases”) operated by the Company and leased from the Principal Stockholders. Seven of these New Transmitter Site Leases replace existing transmitter site leases between the Company and the Principal Shareholder which were either scheduled to expire or had option exercise deadlines in 2009 or 2010. As a result, we are not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

Radio Stations Owned by the Eppersons

Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, currently serves as an officer, director and stockholder of six radio stations in Virginia, five radio stations in North Carolina, and five radio stations in Florida.

Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”) is a company controlled by Nancy Epperson, wife of Salem’s Chairman of the Board Stuart W. Epperson and sister of CEO Edward G. Atsinger III.  Chesapeake-Portsmouth owns and operates radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida, which we sold to Chesapeake-Portsmouth on December 1, 2006, $2.8 million resulting in a pre-tax gain of $0.1 million.

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

Truth For Life—Mr. Hinz and Mr. Weinberg

Truth For Life is a non-profit organization that is a customer of Salem Communications. During 2007, 2008 and 2009, Truth For Life paid the Company approximately $2.2 million, $2.4 million and $2.0 million, respectively, for airtime on its stations. Mr. Hinz is an active member of the board of directors of Truth for Life. Mr. Weinberg served on the board of directors of Truth For Life through June of 2007.

Split-Dollar Life Insurance

The Company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997.  The premiums were $230,000, for each of the years ended December 31, 2007, 2008 and 2009, respectively.  The Company is the owner of the policies and is entitled to recover all of the premiums paid on these policies.  The Company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value.  As of December 31, 2008 and 2009, we recorded an asset of $1.9 million and $2.4 million, respectively.  Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the Company rents aircraft from a company that is owned by Edward G. Atsinger III. As approved by the independent members of the Company’s board of directors, the Company rents these aircraft on an hourly basis at what the Company believes are market rates and uses them for general corporate needs.  Total rental expense for these aircraft for 2007, 2008 and 2009 amounted to approximately $368,000, $188,000 and $135,000, respectively.

NOTE 13. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service.  The plan allows a Company match of 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period.  We contributed and expensed $1.1 million, $0.7 million and $0 to the 401(k) Plan in 2007, 2008 and 2009, respectively.  The Company match was temporarily suspended in July 2008 as part of an extensive cost reduction program.

NOTE 14. STOCKHOLDERS’ EQUITY

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

On August 23, 2007, we paid a special cash dividend of $0.42 per share on its Class A and Class B common stock to shareholders of record as of the close of business on August 20, 2007. The cash payment amounted to approximately $10.0 million.  On July 28, 2006, we paid a special cash dividend of $0.60 per share on its Class A and Class B common stock to shareholders of record as of the close of business on July 17, 2006.  The cash payment amounted to approximately $14.6 million.

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.”  As a result, $3.4 million, $3.4 million and $0.6 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2007, 2008, and 2009, respectively.

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the Company on a quarterly basis.

The Statements of Operations Data for all prior periods presented have been reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin, and CCM Magazine as discontinued operations.  In 2007, we had a plan in place to sell these radio stations and completed the sale of these entities during the year ended December 31, 2008.

	March 31		June 30		September 30		December 31
	2008	2009	2008	2009	2008	2009	2008	2009
	(Dollars in thousands, except per share data)
Total revenue	$ 54,497	$ 48,659	$ 57,917	$ 50,492	$ 54,892	$ 49,224	$ 55,184	$ 50,838
Operating income (loss)	12,933	8,921	10,382	(6,461)	(14,082)	(5,452)	(41,060)	10,593
Net income (loss) before discontinued operations	3,655	2,912	2,933	(5,053)	(11,033)	(4,631)	(30,407)	(1,491)
Net income (loss)	$ 5,023	$ 2,889	$ 3,524	$ (5,017)	$(11,042)	$ (4,636)	$(30,591)	$ (1,582)
Basic earnings (loss) share from continuing operations	$ 0.15	$ 0.12	$ 0.12	$ (0.21)	$ (0.47)	$ (0.19)	$ (1.28)	$ (0.06)
Diluted earnings (loss) per share from continuing operations	$ 0.15	$ 0.12	$ 0.12	$ (0.21)	$ (0.47)	$ (0.19)	$ (1.28)	$ (0.06)
Basic and diluted earnings (loss) per share	$ 0.21	$ 0.12	$ 0.15	$ (0.21)	$ (0.47)	$ (0.19)	$ (1.29)	$ (0.07)
Basic and diluted earnings (loss) per share	$ 0.21	$ 0.12	$ 0.15	$ (0.21)	$ (0.47)	$ (0.19)	$ (1.29)	$ (0.07)

NOTE 16. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments.  We have one reportable operating segment - radio broadcasting.  The remaining non-reportable segments consist of our Internet businesses, SWN, Townhall.com, and Salem Consumer Products and our publishing businesses, Salem Publishing and Xulon Press, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as non-broadcast. The radio-broadcasting segment also operates various radio networks.

Management uses operating income before depreciation, amortization, impairments of indefinite-lived intangible assets, (gain) loss on disposal of assets, and costs of denied towers, abandoned projects and terminated transactions as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2009
Net revenue	$ 172,055	27,158	—	$ 199,213
Operating expenses	108,149	23,555	14,005	145,709
Operating income (loss) before depreciation, amortization, costs of denied tower site, abandoned projects and terminated transactions, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets	63,906	3,603	(14,005)	53,504
Depreciation	10,418	1,965	1,058	13,441
Amortization	45	1,624	10	1,679
Cost of denied tower site, abandoned projects and terminated transactions	1,111	—	—	1,111
Impairment of indefinite-lived intangible assets	26,837	1,159	—	27,996
(Gain) loss on disposal of assets	1,666	12	(2)	1,676
Operating income (loss) from continuing operations	$ 23,829	$ (1,157)	$ (15,071)	$ 7,601

Year Ended December 31, 2008
Net revenue	$ 194,113	$ 28,377	$ —	$ 222,490
Operating expenses	124,881	25,867	20,040	170,788
Operating income (loss) before depreciation, amortization, cost of denied tower site, abandoned projects and terminated transactions, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets	69,232	2,510	(20,040)	51,702
Depreciation	10,536	1,506	1,291	13,333
Amortization	68	2,720	15	2,803
Cost of denied tower site, abandoned projects and terminated transactions	1,275	—	—	1,275
Impairment of indefinite-lived intangible assets	73,010	—	—	73,010
(Gain) loss on disposal of assets	(6,918)	24	2	(6,892)
Operating income (loss) from continuing operations	$ (8,739)	$ (1,740)	$ (21,348)	$ (31,827)

Year Ended December 31, 2007
Net revenue	$ 206,055	$ 24,622	$ —	$ 230,677
Operating expenses	130,844	22,921	22,314	176,079
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	75,211	1,701	(22,314)	54,598
Depreciation	10,174	761	1,112	12,047
Amortization	131	2,885	19	3,035
(Gain) loss on disposal of assets	(2,229)	13	26	(2,190)
Operating income (loss) from continuing operations	$ 67,135	$ (1,958)	$ (23,471)	$ 41,706

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2009
Total property, plant and equipment, net	$ 105,726	$ 5,564	$ 9,884	$ 121,174
Goodwill	4,003	13,631	8	17,642
As of December 31, 2008
Total property, plant and equipment, net	$ 117,732	$ 6,176	$ 10,002	$ 133,910
Goodwill	4,361	13,861	8	18,230

NOTE 17. SUBSEQUENT EVENTS

On March 5, 2010, we entered into an APA to re-acquire KTEK-AM, Houston, Texas for $3.7 million.  We began programming the station pursuant to a TBA with the buyer on March 8, 2010.

On February 12, 2010, we completed the acquisition of HotAir.com, an online site for $2.0 million.

Subsequent events reflect all applicable transactions through the date of the filing.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

(c) Attestation Report of Registered Public Accounting Firm.  This annual report does not include an attestation report of our registered public accounting firm regarding the internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item relating to “Certain Relationships and Related Party Transactions” is incorporated by reference to our Definitive Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” expected to be filed within 120 days of our fiscal year end.

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

      2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2007, 2008 and 2009 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2007 Allowance for Doubtful Accounts	7,606	3,233	(2,708)	8,131
Year Ended December 31, 2008 Allowance for Doubtful Accounts	8,131	5,006	(4,316)	8,821
Year Ended December 31, 2009 Allowance for Doubtful Accounts	8,821	4,881	(3,399)	10,303

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	000-26497	06/26/07	3.1
3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01
3.04.02	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation.	10-Q	000-26497	08/09/07	3.04.01
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 6/30/99	4.09
4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09

4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02
4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11
4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12
4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01

4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28
4.10	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.10
4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25
4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26

4.18	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13
4.19	Amendment #4, dated as of October 24, 2007, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	10/30/07	4.19
4.20	Amendment #5, dated as of March 11, 2009, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Sun Trust Bank, as Syndication Agent, Bank of America, N.A. (successor by merger to Fleet National Bank), as Documentation Agent, ING Capital, LLC, as Documentation Agent, The Bank of New York Mellon (formerly the Bank of New York), as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	03/12/09	99.1

4.21	Indenture, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.	8-K	000-26497	12/03/09	4.1
4.22	Form of 9.625% Senior Secured Second Lien Notes due 2016 (filed as part of Exhibit 4.21).	8-K	000-26497	12/03/09	4.2
4.23	Second Lien Security Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.	8-K	000-26497	12/03/09	4.3
4.24	Registration Rights Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Banc of America Securities LLC, as Representative of the Initial Purchasers.	8-K	000-26497	12/03/09	4.4
4.25	Third Supplemental Indenture, dated as of November 30, 2009, among Salem Communications Holding Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	000-26497	12/03/09	4.5
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.01.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/26/07	10.2
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01

10.02.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/26/07	10.1
10.03.01	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Eric H. Halvorson.	8-K	000-26497	06/26/07	10.3
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.04.02	Employment Agreement, effective as of July 1, 2007, between Salem Communications Holding Corporation and Joe D. Davis	8-K	000-26497	06/26/07	10.4
10.05.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.05.02	Employment Agreement, effective as of September 15, 2008, between Salem Communications Holding Corporation and David A.R. Evans	8-K	000-26497	09/09/2008	99.1
10.06.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.06.04	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13
10.06.09	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.06.10	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16
10.06.11	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.06.12	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.06.13	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.13.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017	10-K	000-26497	03/17/2008	10.06.13.01

10.06.13.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017	10-K	000-26497	03/17/2008	10.06.13.02
10.06.14	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.06.15	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21
10.06.17	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.06.18	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.06.19	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.06.20	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.20
10.06.21	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc.(KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.21

10.06.22	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.22
10.06.23	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.23
10.06.24	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.24
10.06.25	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.25
10.06.26	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.26
10.06.27	Lease Agreement, dated April 8, 2008, between Pennsylvania Media Associates, Inc. (WFIL-AM and WNTP-AM/Philadelphia, PA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.27
10.07.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.02
10.07.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.03

10.07.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.04
10.07.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.05
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2
10.08.04.01	Amended and Restated 1999 Stock Incentive Plan as amended and restated through June 3, 2009.	8-K	000-26497	06/09/09	10.08.04.01
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
10.10.01	Employment Agreement dated January 1, 2008, between Salem Communications Holding Corporation and Evan D. Masyr	8-K	000-26497	12/19/07	99.1
10.11	Intercreditor Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto, Bank of America, N.A., as first lien agent and control agent and the Collateral Agent.	8-K	000-26497	12/03/09	10.1

10.12	Credit Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, as the borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and a Lender, the other Lenders party thereto, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, Barclays Capital and ING Capital LLC, as Joint Lead Arrangers, Barclays Capital, as Syndication Agent, and ING Capital LLC, as Documentation Agent.	8-K	000-26497	12/03/09	10.2
10.13	First Lien Security Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	12/03/09	10.3
16.01	Letter from Ernst & Young LLP regarding change in certifying accountant	8-K	000-26497	06/12/07	16.1
21.01	Subsidiaries of Salem Communications Corporation	-	-	-	-	X
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.3	Consent of Bond & Pecaro, Inc., dated October 17, 2008	-	-	-		X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 12, 2010
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer
March 12, 2010
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	Chief Executive Officer
	(Principal Executive Officer)	March 12, 2010
Edward G. Atsinger III

/s/ EVAN D. MASYR	Senior Vice President and Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 12, 2010
Evan D. Masyr

/s/ STUART W. EPPERSON	Chairman
March 12, 2010
Stuart W. Epperson

/s/ DAVID DAVENPORT	Director
March 12, 2010
David Davenport

/s/ ROLAND S. HINZ	Director
March 12, 2010
Roland S. Hinz

/s/ PAUL PRESSLER	Director
March 12, 2010
Paul Pressler

/s/ RICHARD A. RIDDLE	Director
March 12, 2010
Richard A. Riddle

/s/ DENNIS M. WEINBERG	Director
March 12, 2010
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