Form 10-Q
period 2010-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2010-05-07
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Yes [   ]

No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 3, 2010
Common Stock, $0.01 par value per share	18,247,483 shares

Class B	Outstanding at May 3, 2010
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31, 2009	March 31, 2010
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,945	$7,196
Restricted cash	100	100
Trade accounts receivable (less allowance for doubtful accounts of $10,303 in 2009 and $9,498 in 2010)	27,289	24,359
Other receivables	282	432
Prepaid expenses	3,177	3,799
Deferred income taxes	4,700	4,764
Total current assets	44,493	40,650
Property, plant and equipment (net of accumulated depreciation of $107,141 in 2009 and $109,815 in 2010)	121,174	119,445
Broadcast licenses	375,317	375,317
Goodwill	17,642	17,792
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $18,412 in 2009 and $18,812 in 2010)	2,881	4,389
Bond issue costs	7,078	6,956
Bank loan fees	1,515	1,431
Notes receivable	2,673	2,131
Other assets	4,311	4,404
Total assets	$579,045	$574,476
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,758	$1,044
Accrued expenses	5,318	5,031
Accrued compensation and related expenses	4,677	5,873
Accrued interest	2,450	9,631
Deferred revenue	6,005	6,053
Income tax payable	87	366
Current portion of long-term debt and capital lease obligations	78	76
Total current liabilities	20,373	28,074
Long-term debt and capital lease obligations, less current portion	313,969	300,998
Deferred income taxes	38,973	38,954
Deferred revenue	7,728	7,799
Other liabilities	803	810
Total liabilities	381,846	376,635
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,437,742 and 20,561,781 issued and 18,120,092 and 18,244,131 outstanding at December 31, 2009 and March 31, 2010, respectively	204	205
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2009 and March 31, 2010	56	56
Additional paid-in capital	228,839	229,276
Retained earnings	2,106	2,310
Treasury stock, at cost (2,317,650 shares at December 31, 2009 and March 31, 2010)	(34,006)	(34,006)
Total stockholders’ equity	197,199	197,841
Total liabilities and stockholders’ equity	$579,045	$574,476
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)
	Three Months Ended March 31,
	2009	2010
Net broadcast revenue	$42,395	$41,408
Non-broadcast revenue	6,264	6,916
Total revenue	48,659	48,324
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $311 and $312 for the quarters ended March 31, 2009 and 2010, respectively, paid to related parties)	26,615	25,997
Non-broadcast operating expenses exclusive of depreciation and amortization shown below	5,798	6,391
Corporate expenses exclusive of depreciation and amortization shown below (including $68 and $83 for the quarters ended March 31, 2009 and 2010, respectively, paid to related parties)	3,343	4,269
Depreciation (including $498 and $489 for the quarters ended March 31, 2009 and 2010, respectively, for non-broadcast businesses)	3,374	3,157
Amortization (including $586 and $380 for the quarters ended March 31, 2009 and 2010, respectively, for non-broadcast businesses)	607	399
Gain on disposal of assets	1	13
Total operating expenses	39,738	40,226
Operating income from continuing operations	8,921	8,098
Other income (expense):
Interest income	74	48
Interest expense	(4,359)	(7,692)
Change in fair value of interest rate swaps	80	—
Other expense, net	(21)	(31)
Income from continuing operations before income taxes	4,695	423
Provision for income taxes	1,783	219
Income from continuing operations	2,912	204
Loss from discontinued operations, net of tax	(23)	—
Net income	$2,889	$204

Basic earnings per share data:
Earnings per share from continuing operations	$0.12	$0.01
Income per share from discontinued operations	—	—
Basic earnings per share	$0.12	$0.01

Diluted earnings per share data:
Earnings per share from continuing operations	$0.12	$0.01
Income from discontinued operations	—	—
Diluted earnings per share	$0.12	$0.01

Basic weighted average shares outstanding	23,673,788	23,724,192

Diluted weighted average shares outstanding	23,673,788	24,441,944
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2009	2010
OPERATING ACTIVITIES
Income from continuing operations	$2,912	$204
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	84	332
Depreciation and amortization	3,981	3,556
Amortization of bond issue costs and bank loan fees	286	389
Amortization and accretion of financing items	5	48
Provision for bad debts	1,266	33
Deferred income taxes	1,835	(83)
Change in fair value of interest rate swaps	(80)	—
Gain on disposal of assets	1	13
Changes in operating assets and liabilities:
Accounts receivable	653	2,747
Prepaid expenses and other current assets	1,184	(82)
Accounts payable and accrued expenses	2,503	7,351
Deferred revenue	(30)	110
Other liabilities	(4)	(76)
Income taxes payable	141	279
Net cash provided by continuing operating activities	14,737	14,821
INVESTING ACTIVITIES
Capital expenditures	(622)	(1,384)
Deposits on radio station acquisitions	2,725	—
Purchases of broadcast businesses and assets	(2,725)	—
Purchases of non-broadcast businesses	—	(2,000)
Proceeds from the disposal of assets	—	15
Reimbursement of tower relocation costs	1,742	—
Other	(2)	(103)
Net cash provided by (used in) investing activities of continuing operations	1,118	(3,472)
FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	(1,285)	(48)
Payments of bond issue costs	—	(135)
Payments on bank credit facility	—	(13,000)
Proceeds from exercise of stock options	—	63
Tax benefit related to stock options exercised	—	43
Payments on capital lease obligations and seller financed note	(18)	(21)
Net cash used in financing activities	(1,303)	(13,098)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(23)	—
Net cash used by discontinued operations	(23)	—
Net increase (decrease) in cash and cash equivalents	14,529	(1,749)
Cash and cash equivalents at beginning of year	1,892	8,945
Cash and cash equivalents at end of period	$16,421	$7,196
Supplemental disclosures of cash flow information:
Interest	$2,312	$90
Income taxes	$8	$(18)
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Salem Communications Corporation (“Salem,” "we" or the “Company”) include the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2009 and 2010 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

The balance sheet at December 31, 2009 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic commercial radio broadcasting company that provides programming targeting audiences interested in Christian and family-themed content.  Our core business is the ownership and operation of radio stations in large metropolitan markets.  Upon the close of all announced transactions we will own and operate 96 radio stations across the United States.  We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and RSN are radio networks that produce and distribute talk, news and music programming to numerous radio stations in the U.S., including some of our own stations.  SMR and VMR sell commercial air time to national advertisers for Salem’s radio stations and networks, as well as for independent radio station affiliates.

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

NOTE 2. RECLASSIFICATIONS

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications include the operating results of WRFD-AM, Columbus, Ohio which are now shown as part of continuing operations from discontinued operations.  We had entered into an Asset Purchase Agreement (“APA”) on July 31, 2008, to sell this radio station and exit the Columbus market.  At that time, the Condensed Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified to reflect the operating results and net assets of this market as a discontinued operation as of the date of the asset purchase agreement through December 2009.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement.  Because of the buyer terminating the agreement, we have reclassified the accompanying Condensed Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.

NOTE 3.  IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  As of the period ended March 31, 2010, we did not have indications of impairment.

NOTE 4.  SIGNIFICANT TRANSACTIONS

On February 12, 2010, we completed the acquisition of HotAir.com, a website blog featuring news, analysis and commentary for $2.0 million.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations for the three months ended March 31, 2010 reflect the operating results and net assets of this entity as of the acquisition date.

A summary of our acquisitions for the three months ended March 31, 2010, none of which were material to our consolidated financial position as of the date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 12, 2010	HotAir.com	$2,000
		$2,000

Under the acquisition method of accounting, in accordance with FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.  We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the transaction noted.

The estimated fair value of the total acquisition consideration was allocated to the total assets acquired as follows:

Total Assets Acquired
(Dollars in thousands)
Asset
Goodwill	$150
Customer lists and contracts	730
Domain and brand names	840
Other amortizable intangible assets	280
$2,000

Pending Transactions:

On March 5, 2010, we entered into an APA to re-acquire KTEK-AM, Houston, Texas for $3.7 million, which includes forgiveness of the promissory note that we received upon our original sale of the station.  We began programming the station pursuant to a Time Brokerage Agreement (“TBA”) with the current owner on March 8, 2010.  The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 reflect the operating results of this entity as of the TBA date.  The purchase is subject to the approval by the FCC and is expected to close in the second half of 2010.

Discontinued Operations

We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  The Milwaukee market cluster was reported as a discontinued operation in accordance with FASB ASC Subtopic 205-20 “Discontinued Operations” for all periods presented.  During the three months ended March 31, 2009, we incurred facility related costs associated with the Milwaukee facility that were reported as discontinued operations.

On July 31, 2008, we entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million.  As a result of the sale, we were to exit the Columbus, Ohio market.  The Condensed Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified as of the date of the APA to reflect the operating results and net assets of this market as a discontinued operation.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement.  Because of the buyer terminating the agreement, we reclassified operating results and net assets of this market into continuing operations as of December 2009 and for all periods presented.  In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to the asset purchase agreement that is included as a component of other income in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2010.

The following table sets forth the components of loss from discontinued operations as reclassified, net of tax, for the three months ended March 31, 2009:

Three Months Ended
March 31, 2009
(Dollars in thousands)
Net revenue	$(3)
Operating expenses	36
Operating income (loss)	$(39)
Gain (loss) on sale of radio station assets	—
Loss from discontinued operations	$(39)
Benefit from income taxes	(16)
Loss from discontinued operations, net of tax	$(23)

NOTE 5. STOCK OPTION PLAN

The Company has one stock option plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the Company to grant stock options to employees, directors, officers and advisors of the Company.  The Plan also provides for grants of restricted stock. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the Company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.   We recognize non-cash stock based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.”

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2010:

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$46	$311
Restricted stock shares compensation expense included in corporate expenses	—	2
Stock option compensation expense included in broadcast operating expenses	17	10
Stock option compensation expense included in non-broadcast operating expenses	21	9
Total stock-based compensation expense, pre-tax	$84	$332
Tax provision for stock-based compensation expense	(32)	(172)
Total stock-based compensation expense, net of tax	$52	$160

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

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to twelve year term that is generally commensurate with the expected term of the option.  The expected dividend rate is zero as no dividends, other than the payment of special dividends in 2006 and 2007, have been paid.  The expected term of the option is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
Expected volatility	68.17%	94.26%
Expected dividends	0%	0%
Expected term (in years)	6.0	7.3
Risk-free interest rate	2.12%	3.11%

Stock option information with respect to the Company’s stock-based compensation plans during the three months ended March 31, 2010 is as follows (Dollars in thousands, except share amounts, weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,341,875	$ 5.01	$ 3.80	5.0 years	$ 2,574
Granted	430,500	5.20	4.32		—
Exercised	(119,039)	0.54	0.34		567
Forfeited or expired	(31,550)	9.98	8.21		29
Outstanding at March 31, 2010	1,621,786	5.29	4.10	5.5 years	2,182
Exercisable at March 31, 2010	553,125	9.04	5.40	3.8 years	657
Expected to Vest	1,014,668	$ 3.35	$ 3.43	6.3 years	$ 1,448

The aggregate intrinsic value represents the difference between the Company’s closing stock price on March 31, 2010 of $3.58 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options.

The fair values of shares of restricted stock are determined based on the closing price of the Company’s common stock on the grant dates.  Information regarding the Company’s restricted stock during the three months ended March 31, 2010 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2010	5,000	$ 0.36
Granted	10,000	2.03
Lapsed	(5,000)	0.36
Forfeited	—	—
Non-Vested at March 31, 2010	10,000	$ 2.03

As of March 31, 2010, there was $2.6 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares.  This cost is expected to be recognized over a weighted-average period of 2.3 years.  The total fair value of options vested during the three months ended March 31, 2010 and 2009, was $0.5 million and $0.3 million, respectively.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and had no impact on our financial position, results of operations or cash flows.

Effective January 2010, an amendment to the Consolidation Topic of the Codification (“ASU 810”)  replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The amendment to ASU 810 had no impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, “ Improving Disclosures about Fair Value Measurements ,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  ASU 2009-13 also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  ASU 2009-13 is effective as of January 2011 with early adoption permitted. We adopted the provisions of ASU No. 2009-13 as of January 1, 2010, which did not impact our accounting for multiple-deliverables.  Multiple-deliverables apply when we enter into bundled advertising agreements that include spot advertisements on our radio stations, internet banner placements, print magazine advertisements and booth space at specific events or some combination thereof.  The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when it is sold separately.  The estimated selling price is the price that we would transact if the deliverable were sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The adoption of ASU 2009-13 did not change the units of accounting, how we allocate consideration to various units of accounting, or the timing of revenue recognition.

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.”  As a result, $0.1 million and $0.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three months ended March 31, 2009 and 2010, respectively.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation, entered into a new senior credit facility, which is a revolving credit facility (“Revolver”).  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.  The Revolver is a three-year $30 million revolving credit facility, which includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver facility (the “Credit Agreement”).  Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum plus 2.50%, at our option as of the date of determination.  Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of March 31, 2010, our leverage ratio was 5.70 to 1.0 and our interest coverage ratio was 1.74 to 1.0.  We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Senior Secured Second Lien Notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of March 31, 2010, accrued interest on the 9 5/8% Notes was $9.6 million.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  For the three months ended March 31, 2010, approximately $48,000 of the discount has been recognized as interest expense.  The carrying amount of the 9 5/8% Notes is $298.1 million and $298.2 million as of December 31, 2009 and March 31, 2010, respectively.

Prior Credit Facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), was the borrower under our prior credit facilities.  The prior credit facilities included a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“Term Loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”).  On December 1, 2009, we used the proceeds of the 9 5/8% Notes, a portion of the senior credit facility, and approximately $27 million of cash on hand to fully repay amounts outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to fully repay all outstanding aggregate principal of $89.7 million on the 7¾% Notes.

Swingline Credit Facility

On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million.  The agreement was most recently amended on June 1, 2009 and had a borrowing capacity of $4.3 million. The interest rate was the bank’s prime rate plus 0.75% per annum.  We terminated the Swingline on December 1, 2009.

7 3/4% Notes

In December 2002, Salem Holding issued $100.0 million principal amount of 7 3/4% Notes.  On December 1, 2009, we used the net proceeds from the 9 5/8% Notes together with other available funds to fund the payment of consideration and certain costs relating to the early settlement of the Tender Offer and consent solicitation with respect to the remaining outstanding aggregate principal amount of $89.7 million on the 7 3/4% Notes.  Accrued interest on the tendered 7 3/4% Notes was also paid.  Since all outstanding 7 3/4% Notes were tendered, accepted for payment and cancelled, the indenture relating to the 7 3/4% Notes was discharged as of that date.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2009	As of March 31, 2010
	(Dollars in thousands)
Revolver under senior credit facility	$15,000	$2,000
9 5/8% senior secured second lien notes due 2016	298,111	298,159
Capital leases and other loans	936	915
	314,047	301,074
Less current portion	78	76
	$313,969	$300,998

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2010:

•

Outstanding borrowings of $2.0 million under the revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$300.0 million notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fees of 0.75% on the unused portion of the revolver.

Other Debt

We have several capital leases related to various office equipment.  The obligation recorded at December 31, 2009 and March 31, 2010 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2010 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2011	$76
2012	2,083
2013	79
2014	39
2015	45
Thereafter	298,752
$301,074

NOTE 9.  AMORTIZABLE INANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2010
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$11,779	$(9,904)	$1,875
Domain and brand names	6,493	(4,490)	2,003
Favorable and assigned leases	1,581	(1,383)	198
Other amortizable intangible assets	3,348	(3,035)	313
	$23,201	$(18,812)	$4,389

	As of December 31, 2009
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$11,018	$(9,826)	$1,192
Domain and brand names	5,626	(4,236)	1,390
Favorable and assigned leases	1,581	(1,365)	216
Other amortizable intangible assets	3,068	(2,985)	83
	$21,293	$(18,412)	$2,881

Based on the amortizable intangible assets as of March 31, 2010, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2010 (Apr – Dec)	$1,270
2011	1,119
2012	621
2013	452
2014	440
Thereafter	487
Total	$4,389

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

Options to purchase 898,475 and 1,621,786 shares of Class A common stock and unvested restricted stock shares of 5,000 and 10,000 were outstanding at March 31, 2009 and 2010, respectively.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.  There were no dilutive shares for the quarter end March 31, 2009.  As of March 31, 2010, there were 717,752 dilutive shares.

NOTE 11. DERIVATIVE INSTRUMENTS

During the year ended December 31, 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”   The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three months ended March 31, 2009, we recorded $0.2 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $80,000 of expense during the three months ended March 31, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

NOTE 12.  FAIR VALUE ACCOUNTING

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our condensed consolidated financial position, results of operations or cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. As of March 31, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

NOTE 13. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.1 million as of March 31, 2010.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  The Company maintains insurance that may provide coverage for such matters.  Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  The Company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

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

Management uses operating income before depreciation, amortization and (gain) loss on disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2010
Net revenue	$41,408	$6,916	$—	$48,324
Operating expenses	25,997	6,391	4,269	36,657
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	15,411	525	(4,269)	11,667
Depreciation	2,404	489	264	3,157
Amortization	18	380	1	399
(Gain) loss on disposal of assets	—	8	5	13
Operating income (loss) from continuing operations	$12,989	$(352)	$(4,539)	$8,098

Three Months Ended March 31, 2009
Net revenue	$42,395	$6,264	$—	$48,659
Operating expenses	26,615	5,798	3,343	35,756
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	15,780	466	(3,343)	12,903
Depreciation	2,610	498	266	3,374
Amortization	18	586	3	607
(Gain) loss on disposal of assets	1	—	—	1
Operating income (loss) from continuing operations	$13,151	$(618)	$(3,612)	$8,921

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2010
Total property, plant and equipment, net	$103,914	$5,636	$9,895	$119,445
Goodwill	4,003	13,781	8	17,792
As of December 31, 2009
Total property, plant and equipment, net	$105,726	$5,564	$9,884	$121,174
Goodwill	4,003	13,631	8	17,642

NOTE 16. SUBSEQUENT EVENTS

On April 9, 2010, we entered into an APA to purchase radio station WWRC-AM, Washington, D.C., for $3.1 million.  The purchase is subject to the approval by the FCC and is expected to close in the third quarter of 2010.  We will begin operating this station on May 15, 2010 under terms of a Local Marketing Agreement (“LMA”).

On April 30, 2010, we launched a redemption of $17.5 million of our 9 5/8% Senior Secured Second Lien Notes at a price of 103.  We expect the redemption to close on June 1, 2010.

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

We believe that we are the largest commercial U.S. radio broadcasting company that provides programming targeting audiences interested in Christian and family-themed content, as measured by number of stations and audience coverage.  Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 96 radio stations in 37 markets, including 58 stations in 22 of the top 25 markets, which consists of 27 FM stations and 69 AM stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.  We also program the Family Talk™ Christian-themed talk format station on XM Radio, Channel 170.

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

We program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes.  A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of religious and charitable organizations that create compelling radio programs.  Typically, more than 90% of our block programming partners annually renew their respective relationships with us.  Based on these renewal rates, we believe that block programming provides a steady and consistent stream of revenue and cash flow.  The top ten programmers have averaged over 15 years on the air and have remained relatively constant.  Total programming revenue has comprised 35% to 41% of total net broadcast revenue from 2006 through 2010.  We also program 22 News Talk stations, 11 Contemporary Christian Music stations, seven business format stations and six Spanish-language Christian Teaching and Talk stations, and seven business format stations.  SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended
	March 31,
	2009	2010	% Change
	(Dollars in thousands)
Net broadcast revenue	$42,395	$41,408	(2.3)%
Non-broadcast revenue	6,264	6,916	10.4%
Total revenue	48,659	48,324	(0.7)%
Operating expenses:
Broadcast operating expenses	26,615	25,997	(2.3)%
Non-broadcast operating expenses	5,798	6,391	10.2%
Corporate expenses	3,343	4,269	27.7%
Depreciation	3,374	3,157	(34.3)%
Amortization	607	399	(6.4)%
Gain on disposal of assets	1	13	1,200.0%
Total operating expenses	39,738	40,226	1.2%
Operating income from continuing operations	8,921	8,098	(9.2)%
Other income (expense):			%
Interest income	74	48	(35.1)%
Interest expense	(4,359)	(7,692)	76.5%
Change in fair value of interest rate swaps	80	—	(100.0)%
Other expense, net	(21)	(31)	47.6%
Income from continuing operations before income taxes	4,695	423	(91.0)%
Provision for income taxes	1,783	219	(87.7)%
Income from continuing operations	2,912	204	(93.0)%
Income from discontinued operations, net of tax	(23)	—	(100.0)%
Net income	$2,889	$204	(92.9)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31,
	2009	2010
Net broadcast revenue	87%	86%
Non-broadcast revenue	13%	14%
Total revenue	100%	100%
Operating expenses:
Broadcast operating expenses	55%	54%
Non-broadcast operating expenses	12%	13%
Corporate expenses	7%	9%
Depreciation	7%	6%
Amortization	1%	1%
Gain on disposal of assets	—%	—%
Total operating expenses	82%	83%
Operating income from continuing operations	18%	17%
Other income (expense):
Interest income	—%	—%
Interest expense	(9)%	(16)%
Change in fair value of interest rate swaps	—%	—%
Other income (expense), net	—%	—%
Income from continuing operations before income taxes	9%	1%
Provision for income taxes	4%	1%
Income from continuing operations	5%	—%
Loss from discontinued operations, net of tax	—%	—%
Net income	5%	—%

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

NET BROADCAST REVENUE.  Net broadcast revenue decreased $1.0 million, or 2.3%, to $41.4 million for the three months ended March 31, 2010, from $42.4 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $1.0 million, or 2.5%, to $41.3 million for the three months ended March 31, 2010, from $42.3 million for the same period of the prior year.  The decline in net broadcast revenue is comprised of a $1.2 million decrease in local advertising revenues from all station formats, a $0.8 million decrease in national program revenue primarily on our Christian Teaching and Talk stations and a $0.1 million decrease in infomercial revenue primarily on our Christian Teaching and Talk and News Talk formats, offset by a $0.5 million increase in network revenue and a $0.6 million increase in national spots on all station formats.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 41.3% for the three months ended March 31, 2010, from 41.8% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue decreased to 41.2% for the three months ended March 31, 2010, from 42.2% for the same period of the prior year.

Block programming and infomercials were relied upon in recent years to offset declining advertising revenues.   The growth of these revenue streams has slowed.  While we continue to see declines in advertising revenue, the rate of decline has slowed from 19.4% as of the first quarter of 2009 as compared to 3.6% as of the first quarter of 2010.  While we can not quantify the financial impact on our future operating results, we do anticipate the level of decline in advertising revenues to slow.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $0.6 million, or 10.4%, to $6.9 million for the three months ended March 31, 2010, from $6.3 million for the same period of the prior year.  The increase is comprised of a $0.5 million increase in banner advertising revenue generated from our Internet businesses and a $0.2 increase in website hosting revenue from Salem Consumer Products partially offset by a $0.1 million decline in publishing revenues associated with our magazines and books.  The increases in advertising revenues were comprised of a higher number of buys from existing customers and included increases in political buys as well as increasing levels of charitable fundraising.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $0.6 million, or 2.3%, to $26.0 million for the three months ended March 31, 2010, from $26.6 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $0.6 million, or 2.4%, to $25.9 million for the three months ended March 31, 2010, compared to $26.5 million for the same period of the prior year.  The decline in broadcast operating expenses includes a $1.2 million decrease in bad debt expense due to increased cash collections, a $0.2 million decrease in facility-related costs associated with renegotiated lease terms, and a $0.1 million decrease in production and programming expenses partially offset by a $0.2 million increase in advertising expenses and a $0.8 million increase personnel-related costs attributable to the non-recurring favorable impact of the mandatory vacation redemption applicable to the prior year.  We plan to continue to pursue cost cutting initiatives, including maintenance of reduced levels of staffing.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $0.6 million, or 10.2%, to $6.4 million for the three months ended March 31, 2010, compared to $5.8 million for the same period of the prior year.  The increase is comprised of a $0.4 million increase in personnel-related costs including commissions based on higher revenues, a $0.1 million increase in advertising expenses to promote our internet businesses, and a $0.1 million increase in royalties generated from our Salem Consumer Products business.

CORPORATE EXPENSES.  Corporate expenses increased $1.0 million, or 27.7%, to $4.3 million for the three months ended March 31, 2010, compared to $3.3 million for the same period of the prior year.  The increase includes $0.3 million of accrued management bonuses not applicable to the prior year, a $0.3 million increase in non-cash stock based compensation expense associated with new option grants, and a $0.2 million increase in personnel-related costs associated with the non-recurring favorable impact of the mandatory vacation redemption applicable on the prior year.

DEPRECIATION.  Depreciation expense decreased $0.2 million, or 6.4%, to $3.2 million for the three months ended March 31, 2010, compared to $3.4 million for the same period of the prior year.  The decrease reflects the overall impact of reduced capital expenditures and reduced station acquisitions as compared to the same period of the prior year.

AMORTIZATION.   Amortization expense decreased $0.2 million, or 34.3%, to $0.4 million for the three months ended March 31, 2010, compared to $0.6 million for the same period of the prior year.  The decrease is due to reduced levels of acquisitions and capital expenditures as compared to the same period of the prior year.

OTHER INCOME (EXPENSE).  Interest income of $0.1 million for the three months ended March 31, 2010 and 2009 was interest earned on excess cash.  Interest expense increased $3.3 million, or 76.5%, to $7.7 million for the three months ended March 31, 2010, compared to $4.4 million for the same period of the prior year due to the issuance of our new 9 5/8% Notes issued in December 2009 as compared to the prior capital structure.  Other expense, net of $31,000 for the three months ended March 31, 2010 includes the APA termination fee of $0.2 million received from escrow upon the termination of the sale agreement for WRFD-AM, Columbus, Ohio offset by a $0.2 million loss related to debt forgiveness on a promissory note not associated with our operating activities.

PROVISION FOR INCOME TAXES.  In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.2 million for the three months ended March 31, 2010 compared to $1.8 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 51.8% for the three months ended March 31, 2010 compared to 38.0% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.   The loss from discontinued operations of $23,000, net of taxes, for the three months ended March 31, 2009 relates to facility charges incurred on the Milwaukee property.

NET INCOME.   We recognized net income of $0.2 million for the three months ended March 31, 2010 compared to $2.9 million for the same period of the prior year.  The decline of $2.7 million is primarily due to a $0.8 million decrease in net operating income and a $3.3 million increase in interest expense associated with our new debt, partially offset by a $1.6 million decrease in our tax provision and $0.2 million of other income associated with the termination fee on the sale agreement for WRFD-AM, in Columbus, Ohio.

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

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

STATION OPERATING INCOME.   SOI decreased $0.4 million, or 2.3%, to $15.4 million for the three months ended March 31, 2010, compared to $15.8 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI remained consistent at 37.2% for the three months ended March 31, 2010 and 2009.  On a same station basis, SOI decreased $0.4 million, or 2.5%, to $15.4 million for the three months ended March 31, 2010 from $15.8 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI remained consistent at 37.4% for the three months ended March 31, 2010 and 2009.  The decline in SOI is primarily due to the non-recurring benefit in the prior year of the mandatory redemption of accrued vacation time.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three months ended March 31, 2009 and 2010:

	Three Months Ended
	March 31,
	2009	2010
	(Dollars in thousands)
Station operating income	$15,780	$15,411
Plus non-broadcast revenue	6,264	6,916
Less non-broadcast operating expenses	(5,798)	(6,391)
Less corporate expenses	(3,343)	(4,269)
Less deprecation and amortization	(3,981)	(3,556)
Less gain on disposal of assets	(1)	(13)
Operating income	$8,921	$8,098

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

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our condensed consolidated financial statements.

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

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, internet banner placements, print magazine advertisements and booth space at specific events or some combination thereof.  The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when it is sold separately.  The estimated selling price is the price that we would transact if the deliverable were sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The adoption of ASU 2009-13 did not change the units of accounting, how we allocate consideration to various units of accounting, or the timing of revenue recognition.

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

Goodwill and indefinite-lived intangible assets

Approximately 69% of our total assets consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property.  Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. The unit of accounting used to test broadcast licenses is the cluster level, which we defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager. Goodwill and mastheads, primarily attributable to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  There were no indications of impairment present for the period ended March 31, 2010.

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

Uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  Upon the adoption of the provisions on January 1, 2007 we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We recorded an increase in our unrecognized tax benefits of $0.1 million as of March 31, 2010.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.5 million as of March 31, 2010 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the Company will receive from such carryforwards.

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

During 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”   The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three months ended March 31, 2009, we recorded $0.2 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $80,000 of expense during the three months ended March 31, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

Fair Value Accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008. The adoption had a material impact on our condensed consolidated financial position, results of operations or cash flows. We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. As of March 31, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the Company.  A maximum of 3,100,000 shares are authorized under the Plan, of which 1,631,786 options and restricted shares are outstanding and 553,125 are exercisable as of March 31, 2010.

We account for stock based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.”  We record equity awards under the fair value method with share-based compensation measured as of the grant date, based on the fair value of the award.  The exercise price of options is equal to the market price of Salem Communications common stock on the date of grant.  We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.  Total stock based compensation expense for the three months ended March 31, 2010 was $0.3 million compared to $0.1 million for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions.  We expect to fund future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facility, operating cash flow and possibly through the sale of income-producing assets.  We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by the senior credit facility and the notes from operating cash flow, borrowings under our credit facility and, if necessary, proceeds from the sale of selected assets or radio stations.

Cash Flows

Cash and cash equivalents was $7.2 million on March 31, 2010 compared to $8.9 million as of December 31, 2009.  As of March 31, 2010, we had working capital of $12.6 million compared to $24.1 million as of December 31, 2009.  The decrease in working capital of $11.5 million is primarily due to a $1.7 million decrease in cash on hand due to our $2.0 million purchase of HotAir.com, a $2.9 million decrease in net trade receivables and a $7.2 million increase in short-term accrued interest under our 9 5/8% Notes issued December 1, 2009.  Restricted cash of $0.1 million includes amounts that are contractually restricted in connection with a security agreement between the Company and Traveler’s Insurance.

Cash Flows from Operating Activities

Our cash flows from operations are derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Positive cash flow generated from continuing operations was $14.8 million for the three months ended March 31, 2010 compared to $14.7 million for the same period of the prior year.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station’s assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $3.5 million for the three months ended March 31, 2010 compared to cash provided by investing activities of $1.1 million in the same period of the prior year.  The change of $4.6 million includes the purchase of HotAir.com for $2.0 million on February 12, 2010, a $0.8 million increase in capital expenditures, and the impact of the $1.7 million cash reimbursement of tower relocations costs in the prior year.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facility, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities increased to $13.1 million for the three months ended March 31, 2010 from $1.3 million for the same period of the prior year.  The increase of $11.8 million is due to repayment made of $13.0 million on our bank credit facility partially offset by proceeds from stock option exercises and reduced payment of fees associated with our credit facility amendments.

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

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1.  The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of March 31, 2010, our leverage ratio was 5.70 to 1.0 and our interest coverage ratio was 1.74 to 1.0.  We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Senior Secured Second Lien Notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of March 31, 2010, accrued interest on the 9 5/8% Notes was $9.6 million.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  For the three months ended March 31, 2010, approximately $48,000 of the discount has been recognized as interest expense.

Prior Credit Facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), was the borrower under our prior credit facilities.  The prior credit facilities included commitments of $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“Term Loan B facility”) and a $165.0 million term loan C facility (“term loan C facility”).  On December 1, 2009, we used the proceeds of the 9 5/8% Notes, a portion of the senior credit facility, and approximately $27 million of cash on hand to fully repay amounts outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to fully repay all outstanding aggregate principal of $89.7 million on the 7 ¾% Notes.  We recorded a loss of $1.7 million which included $1.1 million of unamortized bank loan fees on the prior credit facility, $0.1 million of unamortized bond issue costs on the 7 ¾% Notes and $0.4 million of legal and dealer fees associated with the calling of the 7 ¾% Notes and prior credit facility.

Swingline Credit Facility

On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million. The agreement was most recently amended on June 1, 2009 and had a borrowing capacity of $4.3 million. The interest rate was the bank’s prime rate plus 0.75% per annum. As collateral for the Swingline, we pledged our corporate office building. We terminated the Swingline on December 1, 2009.

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

Summary of long-term obligations

Long-term debt consisted of the following at the balance sheet dated indicated:

	As of December 31, 2009	As of March 31, 2010
	(Dollars in thousands)
Revolver under senior credit facility	$15,000	$2,000
9 5/8% senior secured second lien notes due 2016	298,111	298,159
Capital leases and other loans	936	915
	314,047	301,074
Less current portion	78	76
	$313,969	$300,998

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2010:

•

Outstanding borrowings of $2.0 million under revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$300.0 million notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fee of 0.75% on the unused portion of the revolver.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt.  In connection with our refinancing that was completed on December 1, 2009, both Moody’s and S&P upgraded our credit ratings.  On December 1, 2009, Moody’s increased our ratings to B2.  On November 25, 2009, S&P upgraded our credit rating to B with a stable outlook.  There were no changes in our ratings established by these agencies during the period ended March 31, 2010.

Impairment Losses on Non-Amortizable Intangible Assets

We have incurred significant impairment losses with regard to our broadcast indefinite-lived intangible assets. These losses were attributable to estimated increases in the weighted average cost of capital, a decline in the estimated terminal or exit values assigned to the broadcast licenses as a result of industry wide declines in radio station transaction multiples, decreases in projected future cash flows, and a significant decline in projected revenues as of the impairment dates as compared to prior periods.

We have also incurred significant impairment losses with regard to our non-broadcast indefinite-lived intangible assets. These losses were attributable to an increase in the weighted average cost of capita, a decline in the estimated terminal or exit values assigned to the assets as a result of industry wide declines in the total number of magazines sold, a decrease in projected future cash flows, and a significant decline in projected profit margins.

Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. The economic downturn over the last two years has negatively impacted our ability to generate revenues. Included in the broadcast valuation estimates prepared by Bond & Pecaro on a market participant basis are a 3% decline in advertising revenue for 2010 as compared to 2009 followed by increases of 2.0% to 2.5% in 2011 as compared to 2010. Included in the non-broadcast valuation estimates prepared by Bond & Pecaro on a market participant basis are projected profit margins of 11.5% to 27.0% projected for 2010.  Declines in excess of these amounts, declines that extend beyond calendar year 2010, and/or failure to achieve the anticipated growth rates may result in future impairment losses, the amount of which may be material.

Given the current economic environment and uncertainties surrounding the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period and strength of recovery, made for the purpose of our indefinite-lived intangible fair value estimates will prove to be accurate. Using market indicators from several industry analysts, our valuation estimates prepared by Bond & Pecaro on a market participant basis anticipate the decline in revenues to level off and begin to show improvements of between 2.0% to 2.5% for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

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

The impairment charges that have been recognized were non-cash in nature and did not result in a violation of our then existing credit facilities or Revolver. However, the potential of future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

During the year ended December 31, 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”   The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three months ended March 31, 2009, we recorded $0.2 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $80,000 of expense during the three months ended March 31, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

ITEM 4T. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
May 7, 2010
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 7, 2010
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.02.03	Employment Agreement, dated July 1, 2010, between Salem Communications Holding Corporation and Stuart W. Epperson	8-K	000-26097	02/22/2010	99.1
23.3	Consent of Bond & Pecaro, Inc.					X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X