Form 10-Q
period 2010-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2010-08-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Yes [   ]

No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 3, 2010
Common Stock, $0.01 par value per share	18,490,617 shares

Class B	Outstanding at August 3, 2010
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31, 2009	June 30, 2010
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,945	$3,475
Restricted cash	100	100
Trade accounts receivable (less allowance for doubtful accounts of $10,303 in 2009 and $9,519 in 2010)	27,289	27,047
Other receivables	282	304
Assets held for sale	—	676
Prepaid expenses	3,177	3,858
Deferred income taxes	4,700	4,916
Total current assets	44,493	40,376
Property, plant and equipment (net of accumulated depreciation of $107,141 in 2009 and $112,702 in 2010)	121,174	119,049
Broadcast licenses	375,317	375,317
Goodwill	17,642	18,110
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $18,412 in 2009 and $19,300 in 2010)	2,881	6,094
Bond issue costs	7,078	6,896
Bank loan fees	1,515	1,341
Notes receivable	2,673	2,046
Other assets	4,311	4,635
Total assets	$579,045	$575,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,758	$1,328
Accrued expenses	5,318	6,871
Accrued compensation and related expenses	4,677	5,162
Accrued interest	2,450	1,243
Deferred revenue	6,005	5,881
Income tax payable	87	64
Current portion of long-term debt and capital lease obligations	78	93
Total current liabilities	20,373	20,642
Long-term debt and capital lease obligations, less current portion	313,969	307,739
Deferred income taxes	38,973	39,763
Deferred revenue	7,728	7,912
Other liabilities	803	777
Total liabilities	381,846	376,833
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,437,742 and 20,607,719 issued and 18,120,092 and 18,290,069 outstanding at December 31, 2009 and June 30, 2010, respectively	204	206
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2009 and June 30, 2010	56	56
Additional paid-in capital	228,839	229,728
Retained earnings	2,106	3,008
Treasury stock, at cost (2,317,650 shares at December 31, 2009 and June 30, 2010)	(34,006)	(34,006)
Total stockholders’ equity	197,199	198,992
Total liabilities and stockholders’ equity	$579,045	$575,825
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Net broadcast revenue	$43,945	$45,471	$86,340	$86,879
Non-broadcast revenue	6,547	7,653	12,811	14,569
Total revenue	50,492	53,124	99,151	101,448
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $311 and $319 for the three months ended June 30, 2009 and 2010, respectively, and $622 and $630 for the six months ended June 30, 2009 and 2010, respectively, paid to related parties)	28,091	28,984	54,706	54,981
Non-broadcast operating expenses exclusive of depreciation and amortization shown below	5,439	6,732	11,237	13,123
Corporate expenses exclusive of depreciation and amortization shown below (including $44 and $51 for the three months ended June 30, 2009 and 2010, and $112 and $134 for the six months ended June 30, 2009 and 2010, respectively, paid to related parties)	3,271	3,717	6,614	7,986
Depreciation (including $461 and $472 for the three months ended June 30, 2009 and 2010, respectively, and $959 and $961 for the six months ended June 30, 2009 and 2010, respectively, for non-broadcast businesses)	3,365	3,132	6,739	6,289
Amortization (including $404 and $469 for the three months ended June 30, 2009 and 2010, respectively, and $990 and $849 for the six months ended June 30, 2009 and 2010, respectively, for non-broadcast businesses)	398	489	1,005	888
Cost of denied tower site and abandoned projects	1,111	—	1,111	—
Impairment of indefinite-lived intangible assets	13,663	—	13,663	—
(Gain) loss on disposal of assets	1,615	(18)	1,616	(5)
Total operating expenses	56,953	43,036	96,691	83,262
Operating income (loss) from continuing operations	(6,461)	10,088	2,460	18,186
Other income (expense):
Interest income	73	46	147	94
Interest expense	(4,279)	(7,776)	(8,638)	(15,468)
Change in fair value of interest rate swaps	2,296	—	2,376	—
Gain (loss) on early redemption of long-term debt	660	(1,050)	660	(1,050)
Other income (expense), net	(27)	—	(48)	(31)
Income (loss) from continuing operations before income taxes	(7,738)	1,308	(3,043)	1,731
Provision for (benefit from) income taxes	(2,685)	610	(902)	829
Income (loss) from continuing operations	(5,053)	698	(2,141)	902
Income from discontinued operations, net of tax	36	—	13	—
Net income (loss)	$(5,017)	$698	$(2,128)	$902
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive income (loss)	$(5,017)	$698	$(2,128)	$902

Basic earnings per share data:
Earnings (loss) per share from continuing operations	$(0.21)	$0.03	$(0.09)	$0.04
Income (loss) per share from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$(0.21)	$0.03	$(0.09)	$0.04
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$(0.21)	$0.03	$(0.09)	$0.04
Income (loss) from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$(0.21)	$0.03	$(0.09)	$0.04

Basic weighted average shares outstanding	23,673,788	23,819,158	23,673,788	23,771,675
Diluted weighted average shares outstanding	23,673,788	24,542,417	23,673,788	24,492,180
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,
	2009	2010
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(2,141)	$902
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	230	736
Depreciation and amortization	7,744	7,177
Amortization of bond issue costs and bank loan fees	654	807
Amortization and accretion of financing items	5	94
Provision for bad debts	2,302	603
Deferred income taxes	(693)	574
Change in fair value of interest rate swaps	(2,376)	—
Cost of denied tower site and abandoned projects	1,111	—
Impairment of indefinite-lived intangible assets	13,663	—
(Gain) loss on disposal of assets	1,616	(5)
(Gain) loss on early retirement of debt	(660)	1,050
Changes in operating assets and liabilities:
Accounts receivable	767	(383)
Prepaid expenses and other current assets	591	(360)
Accounts payable and accrued expenses	323	(813)
Deferred revenue	(146)	1
Other liabilities	(286)	(292)
Income taxes payable	(79)	(23)
Net cash provided by continuing operating activities	22,625	10,068
INVESTING ACTIVITIES
Capital expenditures	(2,050)	(3,786)
Deposits on radio station acquisitions	2,725	—
Purchases of broadcast businesses and assets	(2,725)	—
Purchases of non-broadcast businesses and assets	—	(4,650)
Proceeds from the disposal of assets	353	43
Deposit received on pending sale of broadcast license	—	1,000
Related party residential purchase	—	(676)
Reimbursement of tower relocation costs	1,742	—
Other	(56)	—
Net cash used in investing activities of continuing operations	(11)	(8,069)
FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	(1,285)	(95)
Payments of bond issue costs	—	(627)
Payment of bond premium	—	(525)
Proceeds from bank credit facility	—	26,000
Payments on bank credit facility	(2,497)	(15,000)
Payments to redeem 7 3/4% Notes	(290)	—
Payments to redeem 9 5/8% Notes	—	(17,500)
Proceeds from exercise of stock options	—	93
Tax benefit related to stock options exercised	—	62
Issuance of capital lease obligations	—	165
Payments on capital lease obligations and seller financed note	(38)	(42)
Net cash used in financing activities	(4,110)	(7,469)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	13	—
Net cash provided by discontinued operations	13	—
Net increase (decrease) in cash and cash equivalents	18,517	(5,470)
Cash and cash equivalents at beginning of year	1,892	8,945
Cash and cash equivalents at end of period	$20,409	$3,475
Supplemental disclosures of cash flow information:
Interest	$7,929	$15,741
Income taxes	$280	$217
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

Information with respect to the three and six months ended June 30, 2009 and 2010 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

The balance sheet at December 31, 2009 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic commercial radio broadcasting company that provides programming targeting audiences interested in Christian and family-themed content.  Our core business is the ownership and operation of radio stations in large metropolitan markets.  Upon the close of all announced transactions we will own and operate 95 radio stations across the United States.  We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and RSN are radio networks that produce and distribute talk, news and music programming to numerous radio stations in the U.S., including some of our own stations.  SMR and VMR sell commercial air time to national advertisers for Salem’s radio stations and networks, as well as for independent radio station affiliates.

In addition to our radio broadcast business, we also own and operate a non-broadcast media division.  This division consists of Salem Web Network (“SWN”), a provider of online Christian and conservative-themed content in addition to audio and video streaming, Salem Publishing™, a publisher of Christian magazines and Xulon Press™, a provider of print-on-demand publishing services targeting the Christian audience. SWN’s content, both in text and audio, can be accessed through our national portals that include OnePlace.com, Crosswalk.com®, Christianity.com and Townhall.com®. SWN’s content can also be accessed through our local radio station websites, which provide content of interest to local listeners.  We also own and operate Salem Consumer Products, an online site providing books, DVD’s and editorial content.  The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our condensed consolidated Statements of Operations.

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

NOTE 2. RECLASSIFICATIONS

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications include the operating results of WRFD-AM, Columbus, Ohio which are now shown as part of continuing operations from discontinued operations.  We had entered into an Asset Purchase Agreement (“APA”) on July 31, 2008, to sell this radio station and exit the Columbus market.  At that time, the Condensed Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified to reflect the operating results and net assets of this market as a discontinued operation as of the date of the APA through December 2009.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the APA.  Because of the buyer terminating the agreement, we have reclassified the accompanying Condensed Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.

NOTE 3.  IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  During the period ended June 30, 2010, we did not have indications of impairment for our broadcast licenses.  Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our broadcast licenses for impairment during the interim period ended June 30, 2009.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material.  The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 12 “Fair Value Accounting.”

When performing our impairment testing for broadcast licenses we review the financial performance of the market clusters against established internal benchmarks.  The first step of our impairment testing process compares the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differ.  For our impairment reviews completed during 2009, we compared our actual operating revenues as of the period end to the projected revenues used in the most recent appraisals. Markets with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

The second step of our impairment testing process compared the carrying value of the broadcast licenses for each market cluster to the station operating income (“SOI”) for each market cluster as of the period end.  If the carrying value of the broadcast licenses was less than six times the annualized SOI, the broadcast licenses were deemed not to be impaired. As radio stations are typically sold on the basis of a multiple of projected operating income usually up to a multiple of eight, we believe that a benchmark of six appears conservative even in today’s market.  We evaluate the SOI multiples used in our testing based on market data available as of each testing date.

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

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment for the interim period ended June 30, 2009, were as follows:

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

The results of our impairment testing for our broadcast segment for the testing period ended June 30, 2009, was as follows:

As of the interim testing period ended June 30, 2009
Market Cluster	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Colorado Springs, CO	Yes	66.6%
Note (1) Markets with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

As a result of our review and valuation for the testing period ended June 30, 2009, we recognized a pre-tax impairment charge of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets and $0.4 million associated with the value of goodwill in the Dallas market.  These broadcast impairments were driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.

We also complete our non-broadcast annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  Based on actual operating results that did not meet or exceed those projected in recent valuations, we determined that interim testing of our non-broadcast goodwill and other indefinite lived assets was appropriate as of the testing period ending June 30, 2010.  We also performed a review of these assets as of June 30, 2009, based on deteriorating macro-economic factors, including declining publishing revenues.

The first step of our impairment testing compares the fair value as determined from an independent third-party to the carrying value to determine the degree by which the amounts differed.  For our impairment reviews completed during 2010, we compared our actual operating revenues as of the period end to the projected revenues used in the most recent appraisals.  Reporting units with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

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

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2010	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.0%	9.0%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

As of the interim testing period ended June 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.0%	9.0%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

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

The results of our impairment testing process for our non-broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2010
Reporting Unit	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	28.7%
Xulon Press	Yes	75.8%

As of the interim testing period ended June 30, 2009
Reporting Unit	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	0.0%

Note (1)   Entities with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the goodwill and masthead values recorded.

During the interim testing period for the period ended June 30, 2009, we recognized an impairment charge of $1.2 million associated with the value of goodwill and mastheads in our non-broadcast segment.  For the interim testing period ended June 30, 2010, there were no impairment losses recognized.

The economic downturn over the last two years has negatively impacted our ability to generate revenues. The discount rate assumptions used are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units. Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. Included in our broadcast valuation estimates are a 3% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 2.5% increase in 2011 as compared to 2010. Included in our non-broadcast valuation estimates are projected profit margins of up to 3.3%projected for 2011.  Failure to achieve the anticipated growth rates and/or declines in excess of those amounts may result in future impairment losses, the amount of which may be material.

NOTE 4.  SIGNIFICANT TRANSACTIONS

On June 1, 2010, we redeemed $17.5 million of our 9 5/8% Notes for $18.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8%  Notes.  .

On June 8, 2010, we completed the acquisition of tangle.com and GodTube.com, Christian content and community websites, for $2.5 million.   The accompanying Condensed Consolidated Balance Sheets and Statements of Operations for the three and six months ended June 30, 2010, reflect the operating results and net assets of these entities as of the acquisition date.

On February 12, 2010, we completed the acquisition of HotAir.com, a website blog featuring news, analysis and commentary, for $2.0 million.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations for the three and six months ended June 30, 2010, reflect the operating results and net assets of this entity as of the acquisition date.

A summary of our acquisitions for the six months ended June 30, 2010, none of which were material to our consolidated financial position as of the date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 12, 2010	HotAir.com (business acquisition)	$2,000
June 8, 2010	tangle.com / GodTube.com (business acquisition)	2,500
Various	Purchase of various Internet domain names (asset purchases)	150
		$4,650

Under the acquisition method of accounting as specified in FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.  We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the transaction noted.

The total acquisition consideration was allocated to the total assets acquired as follows:

Total Assets Acquired
(Dollars in thousands)
Asset
PP&E	$82
Goodwill	468
Customer lists and contracts	1,790
Domain and brand names	2,030
Other amortizable intangible assets	280
$4,650

Pending Transactions:

On June 24, 2010, we entered into an agreement to sell radio station KXMX-AM, Los Angeles, California, for $12.0 million.  The sale is expected to close in the third quarter of 2010.  We have collected an earnest deposit on the sale of $1.0 million that is included in current liabilities as of June 30, 2010.  The sale is subject to the approval by the FCC and is expected to close late in the fourth quarter of 2010.

On April 9, 2010, we entered into an APA to purchase radio station WWRC-AM, Washington, D.C., for $3.1 million.  The purchase is subject to the approval by the FCC and is expected to close in the third quarter of 2010.  We began operating this station on May 15, 2010 under terms of a Local Marketing Agreement (“LMA”) with the current owner.    The accompanying Condensed Consolidated Balance Sheets and Statements of Operations for the three and six months ended June 30, 2010, reflect the operating results and net assets of this entity as of the LMA date.  The purchase was approved by the FCC and closed on August 3, 2010.

On March 5, 2010, we entered into an APA to re-acquire KTEK-AM, Houston, Texas for $3.7 million, which includes forgiveness of the promissory note that we received upon our original sale of the station.  We began programming the station pursuant to a Time Brokerage Agreement (“TBA”) with the current owner on March 8, 2010.  The accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 reflect the operating results of this entity as of the TBA date.  The purchase is subject to the approval by the FCC and is expected to close in the latter half of 2010.

Discontinued Operations

We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  The Milwaukee market cluster was reported as a discontinued operation in accordance with FASB ASC Subtopic 205-20 “Discontinued Operations” for all periods presented.  During the three and six months ended June 30, 2009, we incurred facility related costs associated with the Milwaukee facility that were reported as discontinued operations.

On July 31, 2008, we entered into an agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million.  As a result of the sale, we were to exit the Columbus, Ohio market.  The Condensed Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified as of the date of the APA to reflect the operating results and net assets of this market as a discontinued operation.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the APA.  Because of the buyer terminating the agreement, we reclassified operating results and net assets of this market into continuing operations as of December 2009 and for all periods presented.  In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to the APA that is included as a component of other income in the accompanying Condensed Consolidated Statement of Operations.

The following table sets forth the components of income from discontinued operations as reclassified, net of tax, for the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
	June30,	June 30,
	2009	2009
	(Dollars in thousands)
Net revenue	$—	$(3)
Operating expenses	(34)	2
Operating income (loss)	$34	$(5)
Gain (loss) on sale of radio station assets	—	—
Income (loss) from discontinued operations	$34	$(5)
Benefit from income taxes	(2)	(18)
Income from discontinued operations, net of tax	$36	$13

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$68	$207	$114	$518
Restricted stock shares compensation expense included in corporate expenses	—	5	—	7
Stock option compensation expense included in broadcast operating expenses	67	150	84	160
Stock option compensation expense included in non-broadcast operating expenses	11	42	32	51
Total stock-based compensation expense, pre-tax	146	$404	230	$736
Tax provision for stock-based compensation expense	(50)	(188)	(82)	(360)
Total stock-based compensation expense, net of tax	$96	$216	$148	$376

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

Non-employee directors of the Company have received restricted stock grants that vest one year from the date of issuance as well as stock options that vest immediately.  The Plan does not allow key employees and directors (restricted persons) to exercise an option during pre-defined black out periods.  Restricted persons may participate in a 10b5-1 Plan to exercise options during black out periods according to predefined criteria.

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Expected volatility	82.46%	—%	76.40%	94.26
Expected dividends	—%	—%	—%	—%
Expected term (in years)	6.2	—	6.1	7.3
Risk-free interest rate	2.42%	—%	2.29%	3.11%

Stock option information with respect to the Company’s stock-based compensation plans during the six months ended June 30, 2010 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	1,341,875	$5.01	$3.80	5.0 years	$ 2,689
Granted	430,500	5.20	4.32		—
Exercised	(164,977)	0.57	0.37		736
Forfeited or expired	(47,513)	10.90	8.64		46
Outstanding at June 30, 2010	1,559,885	5.35	4.15	5.3 years	2,126
Exercisable at June 30, 2010	955,225	5.61	3.40	4.2 years	1,881
Expected to Vest	583,620	4.95	5.34	7.0 years	232

The aggregate intrinsic value represents the difference between the Company’s closing stock price on June 30, 2010 of $3.71 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options.

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding the Company’s restricted stock during the six months ended June 30, 2010 is as follows:

		Weighted Average Grate
Restricted Stock	Shares	Date Fair Value
Non-Vested at January 1, 2010	5,000	$ 0.36
Granted	10,000	2.03
Lapsed	(5,000)	0.36
Forfeited	—	—
Non-Vested at June 30, 2010	10,000	$ 2.03

As of June 30, 2010, there was $2.2 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares.  This cost is expected to be recognized over a weighted-average period of 2.2 years.  The total fair value of options vested during the six months ended June 30, 2010 and 2009, was $0.9 million and $0.7 million, respectively.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and had no impact on our financial position, results of operations or cash flows.

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

In January 2010, the FASB issued ASU 2010-06, “ Improving Disclosures about Fair Value Measurements ” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the disclosure impact of adoption on our condensed consolidated financial statements.

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

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.”  As a result, $0.4 million and $0.7 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2010, respectively, in comparison to $0.1 million and $0.2 million for the three and six months ended June 30, 2009.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

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

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of June 30, 2010, our leverage ratio was 5.86 to 1.0 and our interest coverage ratio was 1.72 to 1.0.  We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Senior Secured Second Lien Notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of June 30, 2010, accrued interest on the 9 5/8% Notes was $1.2 million.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  For the three and six months ended June 30, 2010, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.  The carrying amount of the 9 5/8% Notes is $298.1 million and $280.8 million as of December 31, 2009 and June 30, 2010, respectively.

On June 1, 2010, we redeemed $17.5 million of our 9 5/8% Notes for $18.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt which includes $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8%  Notes.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2009	As of June 30, 2010
	(Dollars in thousands)
Revolver under senior credit facility	$15,000	$26,000
9 5/8% senior secured second lien notes due 2016	298,111	280,813
Capital leases and other loans	936	1,019
	314,047	307,832
Less current portion	78	93
	$313,969	$307,739

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2010:

•

Outstanding borrowings of $26 million under the revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$282.5 million notional amount notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fees of 0.75% on the unused portion of the revolver.

Other Debt

We have several capital leases related to various office equipment.  The obligation recorded at December 31, 2009 and June 30, 2010 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2010 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2011	$93
2012	26,102
2013	97
2014	78
2015	69
Thereafter	281,393
$307,832

NOTE 9.  AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2010
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$12,838	$(10,013)	$2,825
Domain and brand names	7,627	(4,790)	2,837
Favorable and assigned leases	1,581	(1,400)	181
Other amortizable intangible assets	3,348	(3,097)	251
	$25,394	$(19,300)	$6,094

	As of December 31, 2009
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$11,018	$(9,826)	$1,192
Domain and brand names	5,626	(4,236)	1,390
Favorable and assigned leases	1,581	(1,365)	216
Other amortizable intangible assets	3,068	(2,985)	83
	$21,293	$(18,412)	$2,881

Based on the amortizable intangible assets as of June 30, 2010, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2010 (July – Dec)	$1,119
2011	1,693
2012	1,064
2013	800
2014	788
Thereafter	630
Total	$6,094

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

Options to purchase 1,369,925 and 1,559,885 shares of Class A common stock and unvested restricted stock shares of 5,000 and 10,000 were outstanding at June 30, 2009 and 2010.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.  There were no dilutive shares for the quarter end June 30, 2009.  As of June 30, 2010, there were 723,259 dilutive shares.

NOTE 11. DERIVATIVE INSTRUMENTS

During 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”   The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three and six months ended June 30, 2009, we recorded $0.2 million and $0.4 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $2.3 million and $2.4 million of expenses during the three and six months ended June 30, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

NOTE 12.  FAIR VALUE ACCOUNTING

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements.  The provision applies to other accounting pronouncements that require or permit fair value measurements.  We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008.  The adoption had a material impact on our condensed consolidated financial position, results of operations or cash flows.  We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value.  As of June 30, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

NOTE 13. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $.1 million as of June 30, 2010.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries, incident to its business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims, including the proceeding described below.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  The Company maintains insurance that may provide coverage for such matters.  Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  The Company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

On July 10, 2010, Asia Vision, Inc. and Rehan Siddiqi amended a complaint they had previously filed in Texas state court, naming Salem Communications Corp., South Texas Broadcasting, Inc. and one of Salem’s officers as defendants.  In their complaint, Asia Vision claims that Salem interfered with Asia Vision’s contract to purchase radio station KTEK-AM.  On July 21, 2010, Salem was served with the complaint but the Salem officer has not been served.  Salem has retained counsel, has tendered defense of the matter to several insurance companies, and will vigorously defend this action.

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

Management uses operating income before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2010
Net revenue	$45,471	$7,653	$—	$53,124
Operating expenses	28,984	6,732	3,717	39,433
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets	16,487	921	(3,717)	13,691
Depreciation	2,366	472	294	3,132
Amortization	18	469	2	489
Cost of denied tower site and abandoned projects	—	—	—	—
Impairment of indefinite-lived intangible assets	—	—	—	—
(Gain) loss on disposal of assets	(18)	—	—	(18)
Operating income (loss) from continuing operations	$14,121	$(20)	$(4,013)	$10,088

Three Months Ended June 30, 2009
Net revenue	$43,945	$6,547	$—	$50,492
Operating expenses	28,091	5,439	3,271	36,801
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets	15,854	1,108	(3,271)	13,691
Depreciation	2,643	461	261	3,365
Amortization	(10)	404	4	398
Cost of denied tower site and abandoned projects	1,111	—	—	1,111
Impairment of indefinite-lived intangible assets	12,504	1,159	—	13,663
(Gain) loss on disposal of assets	1,606	11	(2)	1,615
Operating income (loss) from continuing operations	$(2,000)	$(927)	$(3,534)	$(6,461)

Six Months Ended June 30, 2010
Net revenue	$86,879	$14,569	$—	$101,448
Operating expenses	54,981	13,123	7,986	76,090
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets	31,898	1,446	(7,986)	25,358
Depreciation	4,770	961	558	6,289
Amortization	36	849	3	888
Cost of denied tower site and abandoned projects	—	—	—	—
Impairment of indefinite-lived intangible assets	—	—	—	—
(Gain) loss on disposal of assets	(18)	8	5	(5)
Operating income (loss) from continuing operations	$27,110	$(372)	$(8,552)	$18,186

Six Months Ended June 30, 2009
Net revenue	$86,340	$12,811	$—	$99,151
Operating expenses	54,706	11,237	6,614	72,557
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets	31,634	1,574	(6,614)	26,594
Depreciation	5,253	959	527	6,739
Amortization	8	990	7	1,005
Cost of denied tower site and abandoned projects	1,111	—	—	1,111
Impairment of indefinite-lived intangible assets	12,504	1,159	—	13,663
(Gain) loss on disposal of assets	1,607	11	(2)	1,616
Operating income (loss) from continuing operations	$11,151	$(1,545)	$(7,146)	$2,460

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2010
Total property, plant and equipment, net	$102,985	$6,029	$10,035	$119,049
Goodwill	4,003	14,099	8	18,110
As of December 31, 2009
Total property, plant and equipment, net	$105,726	$5,564	$9,884	$121,174
Goodwill	4,003	13,631	8	17,642

NOTE 16. RELATED PARTY TRANSACTIONS

Our board of directors has adopted a written policy for review, approval and monitoring of transactions between the Company and its related parties.  Related parties include our directors, executive officers, nominees to become a director, any person beneficially owning more than 5% of any class of our stock, immediate family members of any of the foregoing, and any entity in which any of the forgoing persons is employed or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest.  The policy covers material transactions in which a related party had, has or will have a direct or indirect interest.

On June 3, 2010, we entered into a related party transaction under which the Company purchased the former primary residence of our President, Radio Division.  The transaction was entered to facilitate the relocation of the President, Radio Division, in order to effectively perform his job related duties.  We obtained an independent third-party appraisal of the purchase price of the residence.  The residence is reflected as assets held for sale on the accompanying condensed consolidated balance sheet as of June 30, 2010.  We believe that we will sell the property at an amount equal to or greater than the carrying value.

On March 31, 2010, we recorded a loss of $0.2 million associated with a second lien real estate note with an employee.

NOTE 17.  SUBSEQUENT EVENTS

On August 3, 2010, we completed the acquisition of WWRC-AM in Washington DC for $3.1 million.  Subsequent events reflect all applicable transactions through the date of this filing.

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

We believe that we are the largest commercial U.S. radio broadcasting company that provides programming targeting audiences interested in Christian and family-themed content, as measured by number of stations and audience coverage.  Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own a national portfolio of 95 radio stations in 37 markets, including 59 stations in 22 of the top 25 markets, which consists of 27 FM stations and 68 AM stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.  We also program the Family Talk™ Christian-themed talk format station on XM Radio, Channel 170.

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

In addition to our radio broadcast business, we also own and operate a non-broadcast media division.  This division consists of Salem Web Network (“SWN”), a provider of online Christian content and streaming, Salem Publishing™, a publisher of Christian magazines and Xulon Press, a provider of print-on-demand publishing services targeting the Christian audience.  SWN’s content, both in text, audio and video, can be accessed through our national portals that include OnePlace.com, Crosswalk.com, Christianity.com and Townhall.com®.  SWN’s content can also be accessed through our local radio station websites, which provide content of interest to local listeners.

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

We program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes.  A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of religious and charitable organizations that create compelling radio programs.  Typically, more than 90% of our block programming partners annually renew their respective relationships with us.  Based on these renewal rates, we believe that block programming provides a steady and consistent stream of revenue and cash flow.  The top ten programmers have averaged over 15 years on the air and have remained relatively constant.  Total programming revenue has comprised 35% to 41% of total net broadcast revenue from 2006 through 2009.  We also program 23 News Talk stations, 11 Contemporary Christian Music stations, seven business format stations, and six Spanish-language Christian Teaching and Talk stations.  SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

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

Our sources of revenue and product offerings also increasingly include non-broadcast businesses, including our Internet and publishing businesses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2009	2010	2010	2009	2009	2010	2010
	(Dollars in thousands)
Block program time
National	$ 9,775	22.2%	$ 9,672	21.3%	$ 19,680	22.8%	$ 18,795	21.6%
Local	7,752	17.6%	7,817	17.2%	15,725	18.2%	15,739	18.1%
	17,527	39.8%	17,489	38.5%	35,405	41.0%	34,534	39.7%
Advertising:
National	3,123	7.1%	3,647	8.0%	5,758	6.7%	6,855	7.9%
Local	16,166	36.8%	16,492	36.3%	31,253	36.2%	30,375	35.0%
	19,289	43.9%	20,139	44.3%	37,011	42.9%	37,230	42.9%
Infomercials	1,882	4.3%	1,732	3.8%	3,804	4.4%	3,551	4.1%
Network	3,734	8.5%	3,977	8.7%	7,402	8.6%	8,177	9.4%
Other	1,513	3.5%	2,134	4.7%	2,718	3.1%	3,387	3.9%
Net broadcast revenue	$ 43,945	100.0%	$ 45,471	100.0%	$ 86,340	100.0%	$ 86,879	100.0%

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2010	Change	2009	2010	Change
	(Dollars in thousands)
Net broadcast revenue	$43,945	$45,471	3.5%	$86,340	$86,879	0.6%
Non-broadcast revenue	6,547	7,653	16.9%	12,811	14,569	13.7%
Total revenue	50,492	53,124	5.2%	99,151	101,448	2.3%
Operating expenses:
Broadcast operating expenses	28,091	28,984	3.2%	54,706	54,981	0.5%
Non-broadcast operating expenses	5,439	6,732	23.8%	11,237	13,123	16.8%
Corporate expenses	3,271	3,717	13.6%	6,614	7,986	20.7%
Depreciation	3,365	3,132	(6.9)%	6,739	6,289	(6.7)%
Amortization	398	489	22.9%	1,005	888	(11.6)%
Cost of denied tower site and abandoned projects	1,111	—	(100.0)%	1,111	—	(100.0)%
Impairment of indefinite-lived intangible assets	13,663	—	(100.0)%	13,663	—	(100.0)%
(Gain) loss on disposal of assets	1,615	(18)	(101.1)%	1,616	(5)	(100.3)%
Total operating expenses	56,953	43,036	(24.4)%	96,691	83,262	(13.9)%
Operating income (loss) from continuing operations	(6,461)	10,088	(256.1)%	2,460	18,186	639.3%
Other income (expense):
Interest income	73	46	(37.0)%	147	94	(36.1)%
Interest expense	(4,279)	(7,776)	81.7%	(8,638)	(15,468)	79.1%
Change in fair value of interest rate swaps	2,296	—	(100.0)%	2,376	—	(100.0)%
Gain (loss) on early redemption of long-term debt	660	(1,050)	(259.1)%	660	(1,050)	(259.1)%
Other income (expense), net	(27)	—	(100.0)%	(48)	(31)	(35.4)%
Income (loss) from continuing operations before income taxes	(7,738)	1,308	(116.9)%	(3,043)	1,731	(156.9)%
Provision for (benefit from) income taxes	(2,685)	610	(122.7)%	(902)	829	(191.9)%
Income (loss) from continuing operations	(5,053)	698	(113.8)%	(2,141)	902	(142.1)%
Income from discontinued operations, net of tax	36	—	(100.0)%	13	—	(100.0)%
Net income (loss)	$(5,017)	$698	(113.9)%	$(2,128)	$902	(142.4)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Net broadcast revenue	87%	86%	87%	86%
Non-broadcast revenue	13%	14%	13%	14%
Total revenue	100%	100%	100%	100%
Operating expenses:	%	%	%	%
Broadcast operating expenses	56%	54%	55%	54%
Non-broadcast operating expenses	11%	13%	11%	13%
Corporate expenses	6%	7%	6%	8%
Depreciation	7%	6%	7%	6%
Amortization	1%	1%	1%	1%
Cost of denied tower site and abandoned projects	2%	—%	1%	—%
Impairment of indefinite-lived intangible assets	27%	—%	14%	—%
(Gain) loss on disposal of assets	3%	—%	2%	—%
Total operating expenses	113%	81%	97%	82%
Operating income (loss) from continuing operations	(13)%	19%	3%	18%
Other income (expense):	%	%	%	%
Interest income	—%	—%	—%	—%
Interest expense	(8)%	(15)%	(9)%	(15)%
Change in fair value of interest rate swaps	5%	—%	2%	—%
Gain (loss) on early redemption of long-term debt	1%	(2)%	1%	(1)%
Other income (expense), net	—%	—%	—%	—%
Income (loss) from continuing operations before income taxes	(15)%	2%	(3)%	2%
Provision for (benefit from) income taxes	5%	1%	(1)%	1%
Income (loss) from continuing operations	(10)%	1%	(2)%	1%
Income from discontinued operations, net of tax	—%	—%	—%	—%
Net income (loss)	(10)%	1%	(2)%	1%

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

NET BROADCAST REVENUE.  Net broadcast revenue increased $1.6 million, or 3.5%, to $45.5 million for the three months ended June 30, 2010, from $43.9 million for the same period of the prior year.  On a same station basis, net broadcast revenue increased $1.5 million, or 3.3%, to $45.2 million for the three months ended June 30, 2010, from $43.7 million for the same period of the prior year.  The increase in net broadcast revenue is comprised of a $0.3 million increase in local advertising revenues primarily from our Contemporary Christian Music format, a $0.5 million increase in political advertisements, a $0.2 million increase in network revenue, and a $0.6 million increase in event revenues, partially offset by a $0.1 million decline in national program revenue and a $0.1 million decline in infomercial revenue.  Revenue from advertising as a percentage of our net broadcast revenue increased to 44.3% for the three months ended June 30, 2010, from 43.9% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue decreased to 38.5% for the three months ended June 30, 2010, from 39.9% for the same period of the prior year.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $1.2 million, or 16.9%, to $7.7 million for the three months ended June 30, 2010, from $6.5 million for the same period of the prior year.  The increase includes a $0.8 million increase in banner advertising revenue generated from our Internet businesses, a $0.1 increase in website hosting revenue from Salem Consumer Products and a $0.2 million increase in publishing revenues associated with our magazines and books.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses increased $0.9 million, or 3.2%, to $29.0 million for the three months ended June 30, 2010, from $28.1 million for the same period of the prior year.  On a same station basis, broadcast operating expense increased $0.8 million, or 2.9%, to $28.6 million for the three months ended June 30, 2010, compared to $27.8 million for the same period of the prior year.  The increase in broadcast operating expenses includes a $1.2 million increase in personnel-related costs, a $0.4 million increase in advertising expense, and a $0.1 million increase in professional services, offset by a $0.2 million decrease in production and programming expenses, a $0.1 million decrease in music license fees, and a $0.4 million decrease in bad debt expense based on higher levels of cash collections.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $1.3 million, or 23.8%, to $6.7 million for the three months ended June 30, 2010, compared to $5.4 million for the same period of the prior year.  The increase is comprised of a $0.4 million increase in personnel-related costs including higher commissions based on collected revenue, a $0.3 million increase in advertising expense promoting our publishing and Internet businesses, a $0.2 million increase in streaming, hosting and software expenses related to our Internet businesses, and a $0.1 million increase in royalties generated from our Salem Consumer Products business.

CORPORATE EXPENSES.  Corporate expenses increased $0.4 million, or 13.6%, to $3.7 million for the three months ended June 30, 2010, compared to $3.3 million for the same period of the prior year.  The increase includes $0.2 million of accrued management bonuses not applicable to the prior year, a $0.1 million increase in non-cash stock based compensation expense associated with new option grants, and a $0.1 million increase in facility related costs.

DEPRECIATION.  Depreciation expense decreased $0.3 million, or 6.9%, to $3.1 million for the three months ended June 30, 2010, compared to $3.4 million for the same period of the prior year.  The decrease reflects the overall impact of reduced capital expenditures and reduced station acquisitions as compared to prior years.

AMORTIZATION.   Amortization expense increased $0.1 million, or 22.9%, to $0.5 million for the three months ended June 30, 2010, compared to $0.4 million for the same period of the prior year.  The increase is due to certain intangibles associated with our recent acquisitions of HotAir.com, tangle.com and GodTube.com.

COST OF DENIED TOWER SITE AND ABANDONED PROJECTS.   During the three months ended June 30, 2009, we expensed deferred costs of $0.9 million associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, that was rejected by the City of Hayward.  During this same period, we also expensed an additional $0.2 million of costs associated with capital projects that will not be pursued.

IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS.   We review the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets on an annual basis or more frequently if conditions indicate that we may have an impairment.  During the quarter ended June 30, 2009, we recorded an impairment charge of $12.5 million associated with the FCC Licenses and goodwill in the Dallas and Portland markets and an impairment charge of $1.2 million associated with the value of goodwill and Mastheads in the non-broadcast segment.  The impairment charge resulted from then weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  For the three months ended June 30, 2010 and 2009, the markets for which impairment charges were recorded during 2009 accounted for 16% of total net revenues, respectively.  There were no impairment losses for the three months ended June 30, 2010.

GAIN (LOSS) ON DISPOSAL OF ASSETS.   The gain on disposal of assets of $18,000 for the three months ended June 30, 2010, was comprised of various fixed assets disposals.  The loss on disposal of assets of $1.6 million for the three months ended June 30, 2009, reflected the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.

OTHER EXPENSE.  Interest income of $0.1 million for the three months ended June 30, 2010 and 2009 was interest earned on excess cash.  Interest expense increased $3.5 million, or 81.7%, to $7.8 million for the three months ended June 30, 2010, compared to $4.3 million for the same period of the prior year due to the issuance of our 9 5/8% Notes issued in December 2009 as compared to the prior capital structure.  Change in fair value of interest rate swaps of $2.3 million for the three months ended June 30, 2009, represents the change in the fair market value of our swaps.  Other expense, net, of $27,000 for the three months ended June 30, 2009 relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.  In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.6 million for the three months ended June 30, 2010 compared to a tax benefit of $2.7 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 46.6% for the three months ended June 30, 2010 compared to 34.7% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $36,000, net of taxes, for the three months ended June 30, 2009 relates to facility charges incurred on the Milwaukee property offset by property, plant and equipment previously written off added back to markets of continuing operations.

NET INCOME (LOSS).   We recognized net income of $0.7 million for the three months ended June 30, 2010 compared to a net loss of $5.0 million for the same period of the prior year.  The increase of $5.7 million is primarily due to a $16.6 million increase in net operating income, offset by a $3.5 million increase in interest expense associated with our new debt, a $2.3 million benefit related to the change in fair value of our interest rate swaps, a $1.1 million loss on the early redemption of 9 5/8% Notes and a $3.3 million increase in our tax provision.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

NET BROADCAST REVENUE.  Net broadcast revenue increased $0.6 million, or 0.6%, to $86.9 million for the six months ended June 30, 2010, from $86.3 million for the same period of the prior year.  On a same station basis, net broadcast revenue increased $0.4 million, or 0.5%, to $86.5 million for the six months ended June 30, 2010, from $86.1 million for the same period of the prior year.  The increase includes a $1.0 million increase in political advertisements, a $0.8 million increase in network revenue, and a $0.6 million increase in event revenue, offset by a $0.9 million decrease in national program revenue primarily on our Christian Teaching and Talk stations, a $0.9 million decrease in local advertising revenues across all station formats, and a $0.2 million decrease in infomercial revenue primarily on our Christian Teaching and Talk and News Talk formats.  Revenue from advertising as a percentage of our net broadcast revenue remained consistent at 42.9% for the six months ended June 30, 2010 and for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue decreased to 39.7% for the six months ended June 30, 2010, from 41.0% for the same period of the prior year.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $1.8 million, or 13.7%, to $14.6 million for the six months ended June 30, 2010, from $12.8 million for the same period of the prior year.  The increase is comprised of a $1.5 million increase in banner advertising revenue generated from our Internet businesses, and a $0.2 increase in website hosting revenues associated with  Salem Consumer Products, and a $0.1 million increase in publishing revenues associated with our magazines and books.  The increases in advertising revenues were primarily comprised of a higher number of buys from existing customers and include increases in political advertisements as well as increased levels of charitable fundraising.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses increased $0.3 million, or 0.5%, to $55.0 million for the six months ended June 30, 2010, from $54.7 million for the same period of the prior year.  On a same station basis, broadcast operating expense increased $0.2 million, or 0.3%, to $54.5 million for the six months ended June 30, 2010, compared to $54.3 million for the same period of the prior year.  The increase includes $2.1 million of higher personnel-related costs and a $0.6 million increase in advertising expenses, offset by a $1.7 million decrease in bad debt expense due to higher levels of cash collections, a $0.2 million decrease in facility-related costs associated with renegotiated lease terms, and a $0.3 million decrease in production and programming expenses.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $1.9 million, or 16.8%, to $13.1 million for the six months ended June 30, 2010, compared to $11.2 million for the same period of the prior year.  The increase is comprised of a $0.9 million increase in personnel-related costs including commissions based on higher levels of collected revenues, a $0.6 million increase in advertising expenses promoting our Internet businesses, a $0.2 million increase in streaming, hosting and software expenses related to our Internet businesses, and a $0.1 million increase in royalties generated from our Salem Consumer Products business.

CORPORATE EXPENSES.  Corporate expenses increased $1.4 million, or 20.7%, to $8.0 million for the six months ended June 30, 2010, compared to $6.6 million for the same period of the prior year.  The increase includes $0.5 million of accrued management bonuses not applicable to the prior year, a $0.4 million increase in non-cash stock based compensation expense associated with new option grants, a $0.2 million increase in personnel-related costs associated with the non-recurring favorable impact of the mandatory vacation redemption applicable on the prior year, and a $0.1 million increase in facility related costs.

DEPRECIATION.  Depreciation expense decreased $0.4 million, or 6.7%, to $6.3 million for the six months ended June 30, 2010, compared to $6.7 million for the same period of the prior year.  The decrease reflects the overall impact of reduced capital expenditures and reduced station acquisitions as compared to prior years.

AMORTIZATION.   Amortization expense decreased $0.1 million, or 11.6%, to $0.9 million for the six months ended June 30, 2010, compared to $1.0 million for the same period of the prior year.  The decrease is due to reduced levels of acquisitions and capital expenditures as compared to the same period of the prior year.  The recent acquisitions of certain intangible assets of HotAir.com, tangle.com and GodTube.com are expected to impact year-to-date amortization in the next quarter.

COST OF DENIED TOWER SITE AND ABANDONED PROJECTS.   During the six months ended June 30, 2009, we expensed deferred costs of $0.9 million associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, that was rejected by the City of Hayward.  During this same period, we also expensed an additional $0.2 million of costs associated with capital projects that will not be pursued.

IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS.   We review the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets on an annual basis or more frequently if conditions indicate that we may have an impairment.  During the six months ended June 30, 2009, we recorded an impairment charge of $12.5 million associated with the FCC Licenses and goodwill in the Dallas and Portland markets and an impairment charge of $1.2 million associated with the value of goodwill and Mastheads in the non-broadcast segment.  The impairment charge resulted from weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends are not specific to any of our individual market clusters, but rather are affecting valuations in the industry as a whole.  For the six months ended June 30, 2010 and 2009, the markets for which impairment charges were recorded during 2009 accounted 15% of total net revenues, respectively.  There were no impairment losses for six months ended June 30, 2010.

GAIN (LOSS) ON DISPOSAL OF ASSETS.   The gain on disposal of assets of $5,000 for the six months ended June 30, 2009, was comprised of various fixed assets disposals.  The loss on disposal of assets of $1.6 million for the six months ended June 30, 2009, was comprised of the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.

OTHER INCOME (EXPENSE).  Interest income of $0.1 million for the six months ended June 30, 2010 and 2009 was interest earned on excess cash.  Interest expense increased $6.9 million, or 79.1%, to $15.5 million for the six months ended June 30, 2010, compared to $8.6 million for the same period of the prior year due to the issuance of our 9 5/8% Notes issued in December 2009 as compared to the prior capital structure.  Change in fair value of interest rate swaps of $2.4 million for the six months ended June 30, 2009, represents the change in the fair market value of our swaps.  Other expense, net of $31,000 for the six months ended June 30, 2010 includes the APA termination fee of $0.2 million received from escrow upon the termination of the sale agreement for WRFD-AM, Columbus, Ohio offset by a $0.2 million charge related to a loss taken on a second lien real estate note with an employee not associated with our operating activities.  Other expense, net, of $48,000 for the six months ended June 30,2009 primarily relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.  In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.8 million for the six months ended June 30, 2010 compared to a tax benefit of $0.9 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 47.9% for the six months ended June 30, 2010 compared to 29.6% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The loss from discontinued operations of $13,000, net of taxes, for the six months ended June 30, 2009 relates to facility charges incurred on the Milwaukee property.

NET INCOME (LOSS).   We recognized net income of $0.9 million for the six months ended June 30, 2010 compared to a net loss of $2.1 million for the same period of the prior year.  The increase of $3.0 million is primarily due to a $15.7 million increase in net operating income offset by a $6.9 million increase in interest expense associated with our new debt, a $2.4 million benefit related to the change in fair value of our interest rate swaps, a $1.1 million loss on the early redemption of 9 5/8% Notes and a $1.7 million increase in our tax provision.

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

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

STATION OPERATING INCOME.   SOI increased $0.6 million, or 4.0%, to $16.5 million for the three months ended June 30, 2010, compared to $15.9 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI increased to 36.3% for the three months ended June 30, 2010 from 36.1% for the same period of the prior year.  On a same station basis, SOI increased $0.7 million, or 4.1%, to $16.6 million for the three months ended June 30, 2010 from $15.9 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 36.7% for the three months ended June 30, 2010 compared to 36.4% for the same period of the prior year.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

STATION OPERATING INCOME.   SOI increased $0.3 million, or 0.8%, to $31.9 million for the six months ended June 30, 2010, compared to $31.6 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI increased to 36.7% for the six months ended June 30, 2010 from 36.6% for the same period of the prior year.  On a same station basis, SOI increased $0.3 million, or 0.8%, to $32.0 million for the six months ended June 30, 2010 from $31.7 million from the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 37.0% for the six months ended June 30, 2010 compared to 36.9% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(Dollars in thousands)
Station operating income	$15,854	$16,487	$31,634	$31,898
Plus non-broadcast revenue	6,547	7,653	12,811	14,569
Less non-broadcast operating expenses	(5,439)	(6,732)	(11,237)	(13,123)
Less corporate expenses	(3,271)	(3,717)	(6,614)	(7,986)
Less deprecation and amortization	(3,763)	(3,621)	(7,744)	(7,177)
Less cost of denied tower site and abandoned projects	(1,111)	—	(1,111)	—
Less impairment of indefinite-lived intangible assets	(13,663)	—	(13,663)	—
Less gain (loss) on disposal of assets	(1,615)	18	(1,616)	5
Operating income (loss)	$(6,461)	$10,088	$2,460	$18,186

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

Goodwill and indefinite-lived intangible assets

Approximately 69% of our total assets consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property.  Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future.  Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  The unit of accounting used to test broadcast licenses is the cluster level, which we defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager. Goodwill and mastheads, primarily attributable to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  During the period ended June 30, 2010, we did not have indications of impairment for our broadcast licenses.  Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our broadcast licenses for impairment during the interim period ended June 30, 2009.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material.  The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 12 “Fair Value Accounting.”

When performing our impairment testing for broadcast licenses we review the financial performance of the market clusters against established internal benchmarks.  The first step of our impairment testing process compares the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differ.  For our impairment reviews completed during 2009, we compared our actual operating revenues as of the period end to the projected revenues used in the most recent appraisals. Markets with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

The second step of our impairment testing process compared the carrying value of the broadcast licenses for each market cluster to the station operating income (“SOI”) for each market cluster as of the period end.  If the carrying value of the broadcast licenses was less than six times the annualized SOI, the broadcast licenses were deemed not to be impaired. As radio stations are typically sold on the basis of a multiple of projected operating income usually up to a multiple of eight, we believe that a benchmark of six appears conservative even in today’s market.  We evaluate the SOI multiples used in our testing based on market data available as of each testing date.

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

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment for the interim period ended June 30, 2009, were as follows:

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

The results of our impairment testing for our broadcast segment for the testing period ended June 30, 2009, was as follows:

As of the interim testing period ended June 30, 2009
Market Cluster	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Colorado Springs, CO	Yes	66.6%
Note (1) Markets with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the FCC license value recorded.

As a result of our review and valuation for the testing period ended June 30, 2009, we recognized a pre-tax impairment charge of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets and $0.4 million associated with the value of goodwill in the Dallas market.  These broadcast impairments were driven in part by declining revenue at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments are indicative of a trend in the broadcast industry and are not unique to the Company.

We also complete our non-broadcast annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  Based on actual operating results that did not meet or exceed those projected in recent valuations, we determined that interim testing of our non-broadcast goodwill and other indefinite lived assets was appropriate as of the testing period ending June 30, 2010.  We also performed a review of these assets as of June 30, 2009, based on deteriorating macro-economic factors, including declining publishing revenues.

The first step of our impairment testing compares the fair value as determined from an independent third-party to the carrying value to determine the degree by which the amounts differed.  For our impairment reviews completed during 2010, we compared our actual operating revenues as of the period end to the projected revenues used in the most recent appraisals.  Reporting units with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

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

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment for the testing period ending June 30, 2010 and 2009 were as follows:

As of the interim testing period ended June 30, 2010	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.0%	9.0%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

As of the interim testing period ended June 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.0%	9.0%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

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

The results of our impairment testing process for our non-broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2010
Reporting Unit	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	28.7%
Xulon Press	Yes	75.8%

As of the interim testing period ended June 30, 2009
Reporting Unit	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	0.0%

Note (1)   Entities with a 0.0% spread between fair value and carrying value were deemed to be impaired as of the balance sheet date with corresponding adjustments to the goodwill and masthead values recorded.

During the interim testing period for the second quarter of 2009, we recognized an impairment charge of $1.2 million associated with the value of goodwill and mastheads in our non-broadcast segment.  For the interim testing period ended June 30, 2010, there were no impairment losses recognized.

The economic downturn over the last two years has negatively impacted our ability to generate revenues. The discount rate assumptions used are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units. Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. Included in our broadcast valuation estimates are a 3% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 2.5% increase in 2011 as compared to 2010. Included in our non-broadcast valuation estimates are projected profit margins of up to 3.3%projected for 2011.  Failure to achieve the anticipated growth rates and/or declines in excess of those amounts may result in future impairment losses, the amount of which may be material.

Uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  Upon the adoption of the provisions on January 1, 2007 we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We recorded an increase in our unrecognized tax benefits of $0.1 million as of June 30, 2010.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.5 million as of June 30, 2010 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the Company will receive from such carryforwards.

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

During 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”  The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three and six months ended June 30, 2009, we recorded $0.2 million and $0.4 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $2.3 million and $2.4 million of expenses during the three and six months ended June 30, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

Fair Value Accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements.  The provision applies to other accounting pronouncements that require or permit fair value measurements.  We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008.  The adoption had a material impact on our condensed consolidated financial position, results of operations or cash flows.  We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and

(iv) asset retirement obligations initially measured at fair value.  As of June 30, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the Company.  A maximum of 3,100,000 shares are authorized under the plan, of which 1,569,885 options and restricted shares are outstanding and 583,620 are exercisable as of June 30, 2010.

We account for stock based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.”  We record equity awards under the fair value method with share-based compensation measured as of the grant date, based on the fair value of the award.  The exercise price of options is equal to the market price of Salem Communications common stock on the date of grant.  We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.  Total stock based compensation expense for the three and six months ended June 30, 2010 was $0.4 million and $0.7 million compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2009.

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

Cash Flows

Cash and cash equivalents was $3.5 million on June 30, 2010 compared to $8.9 million as of December 31, 2009.  As of June 30, 2010, we had working capital of $19.7 million compared to $24.1 million as of December 31, 2009.  The decrease in working capital of $4.4 million is due to a $5.4 million decrease in cash on hand primarily due to our $2.0 million purchase of HotAir.com, our $2.5 million purchase of tangle.com and GodTube.com, and the redemption of $17.5 million in principal of our 9 5/8% Notes for $18.9 million offset by operating cash flows and an $11.0 million increase on our revolver.  Restricted cash of $0.1 million includes amounts that are contractually restricted in connection with a security agreement between the Company and Traveler’s Insurance.

Cash Flows from Operating Activities

Our cash flows from operations are derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Positive cash flow generated from continuing operations was $10.1 million for the six months ended June 30, 2010 compared to $22.6 million for the same period of the prior year.  The decrease of $12.6 million reflects a $3.0 increase in income from continuing operations offset by the $13.7 non-cash impairment loss and the $2.4 million non-cash change in fair value of our interest rate swaps during the same period of the prior year.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $8.1 million for the six months ended June 30, 2010 compared $11,000 in the same period of the prior year.  The change of $8.0 million includes the purchase of HotAir.com for $2.0 million on February 12, 2010 and tangle.com and GodTube.com for $2.5 million on June 8, 2010, a $1.7 million increase in capital expenditures, a $0.7 million related party residential purchase, and the impact of the $1.7 million cash reimbursement of tower relocations costs on the prior year offset by $1.0 million of proceeds from the pending sale of KXMX-AM, Los Angeles.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facility, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities increased to $7.5 million for the six months ended June 30, 2010 from $4.1 million for the same period of the prior year.  The increase of $3.4 million is due to the redemption of $17.5 million in principal of our 9 5/8% Notes for $18.9 million offset with net proceeds of $11.0 million on our revolver and proceeds from stock option exercises and reduced fees paid in association with our credit facility.

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

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1.  The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of June 30, 2010, our leverage ratio was 5.86 to 1.0 and our interest coverage ratio was 1.72 to 1.0.  We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Senior Secured Second Lien Notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of June 30, 2010, accrued interest on the 9 5/8% Notes was $1.2 million.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  For the three and six months ended June 30, 2010, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.  The carrying amount of the 9 5/8% Notes is $298.1 million and $280.8 million as of December 31, 2009 and June 30, 2010, respectively.

On June 1, 2010, we redeemed $17.5 million of our 9 5/8% Notes for $18.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and approximately $0.4 million of bond issues costs associated with the redemption of the 9 5/8%  Notes.

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

Summary of long-term obligations

Long-term debt consisted of the following at the balance sheet dated indicated:

	As of December 31, 2009	As of June 30, 2010
	(Dollars in thousands)
Revolver under senior credit facility	$15,000	$26,000
9 5/8% senior secured second lien notes due 2016	298,111	280,813
Capital leases and other loans	936	1,019
	314,047	307,832
Less current portion	78	93
	$313,969	$307,739

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2010:

•

Outstanding borrowings of $26.0 million under revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$282.5 million notional amount notes with semi-annual interest payments at an annual rate of 9 5/8%; and

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

Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues.  Our non-broadcast operating entities are also dependent upon advertising revenue.  The economic downturn over the last two years has negatively impacted our ability to generate revenues. Included in the broadcast valuation estimates prepared by Bond & Pecaro on a market participant basis are declines of 3% in advertising revenues for 2010 as compared to 2009 followed by increases of 2.0% to 2.5% in 2011 as compared to 2010. Included in the non-broadcast valuation estimates prepared by Bond & Pecaro on a market participant basis are projected profit margins of 11.5% to 27.0% projected for 2010.  Declines in excess of these amounts, declines that extend beyond calendar year 2010, and/or failure to achieve the anticipated growth rates may result in future impairment losses, the amount of which may be material.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2010, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

During the year ended December 31, 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”  The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three and six months ended June 30, 2009, we recorded $0.2 million and $0.4 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $2.3 million and $2.4 million of expenses during the three and six months ended June 30, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

ITEM 4T. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We and our subsidiaries, incident to our business activities, are parties to a number of legal proceedings, lawsuits, arbitration and other claims, included the proceeding described below.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  We maintain insurance that may provide coverage for such matters.  Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters.  We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

On July 10, 2010, Asia Vision, Inc. and Rehan Siddiqi amended a complaint they had previously filed in Texas state court, naming Salem Communications Corp., South Texas Broadcasting, Inc. and one of Salem’s officers as defendants. In their complaint, Asia Vision claims that Salem interfered with Asia Vision’s contract to purchase radio station KTEK-AM.  On July 21, 2010, Salem was served with the complaint but the Salem officer has not been served. Salem has retained counsel, has tendered defense of the matter to several insurance companies, and will vigorously defend this action.

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

SALEM COMMUNICATIONS CORPORATION
August 9, 2010
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2010
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.01.03	Employment Agreement, dated July 1, 2010, between Salem Communications Holding Corporation and Edward G. Atsinger III	8-K	000-26497	06/08/2010	99.1
23.3	Consent of Bond & Pecaro, Inc.					X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X