Form 10-Q
period 2010-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2010-11-08
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Yes [   ]

No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 1, 2010
Common Stock, $0.01 par value per share	18,598,465 shares

Class B	Outstanding at November 1, 2010
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31, 2009	September 30, 2010
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,945	$1,035
Restricted cash	100	100
Trade accounts receivable (less allowance for doubtful accounts of $10,303 in 2009 and $10,110 in 2010)	27,289	28,014
Other receivables	282	345
Assets held for sale	—	677
Prepaid expenses	3,177	3,595
Deferred income taxes	4,700	5,631
Total current assets	44,493	39,397
Property, plant and equipment (net of accumulated depreciation of $107,141 in 2009 and $114,949 in 2010)	121,174	117,123
Broadcast licenses	375,317	378,299
Goodwill	17,642	18,361
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $18,412 in 2009 and $19,887 in 2010)	2,881	6,109
Bond issue costs	7,078	6,659
Bank loan fees	1,515	1,203
Notes receivable	2,673	2,384
Other assets	4,311	4,202
Total assets	$579,045	$575,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,758	$1,050
Accrued expenses	5,318	6,998
Accrued compensation and related expenses	4,677	4,460
Accrued interest	2,450	8,026
Deferred revenue	6,005	6,297
Income tax payable	87	25
Current portion of long-term debt and capital lease obligations	78	95
Total current liabilities	20,373	26,951
Long-term debt and capital lease obligations, less current portion	313,969	299,261
Deferred income taxes	38,973	40,882
Deferred revenue	7,728	7,994
Other liabilities	803	644
Total liabilities	381,846	375,732
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,437,742 and 20,910,267 issued and 18,120,092 and 18,592,617 outstanding at December 31, 2009 and September 30, 2010, respectively	204	209
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2009 and September 30, 2010	56	56
Additional paid-in capital	228,839	230,356
Retained earnings	2,106	3,351
Treasury stock, at cost (2,317,650 shares at December 31, 2009 and September 30, 2010)	(34,006)	(34,006)
Total stockholders’ equity	197,199	199,966
Total liabilities and stockholders’ equity	$579,045	$575,698
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net broadcast revenue	$42,368	$43,507	$128,708	$130,386
Non-broadcast revenue	6,856	7,883	19,667	22,452
Total revenue	49,224	51,390	148,375	152,838
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $312 and $317 for the three months ended September 30, 2009 and 2010, respectively, and $934 and $948 for the nine months ended September 30, 2009 and 2010, respectively, paid to related parties)	27,194	27,940	81,900	82,921
Non-broadcast operating expenses exclusive of depreciation and amortization shown below	6,163	7,393	17,400	20,516
Corporate expenses exclusive of depreciation and amortization shown below (including $0 and $30 for the three months ended September 30, 2009 and 2010, and $112 and $164 for the nine months ended September 30, 2009 and 2010, respectively, paid to related parties)	3,440	4,154	10,054	12,140
Depreciation (including $510 and $503 for the three months ended September 30, 2009 and 2010, respectively, and $1,469 and $1,464 for the nine months ended September 30, 2009 and 2010, respectively, for non-broadcast businesses)	3,345	3,126	10,084	9,415
Amortization (including $314 and $564 for the three months ended September 30, 2009 and 2010, respectively, and $1,304 and $1,413 for the nine months ended September 30, 2009 and 2010, respectively, for non-broadcast businesses)	334	587	1,339	1,475
Cost of denied tower site and abandoned projects	—	—	1,111	—
Impairment of indefinite-lived intangible assets	14,146	—	27,809	—
Loss on disposal of assets	54	18	1,670	13
Total operating expenses	54,676	43,218	151,367	126,480
Operating income (loss) from continuing operations	(5,452)	8,172	(2,992)	26,358
Other income (expense):
Interest income	91	48	238	142
Interest expense	(4,291)	(7,435)	(12,929)	(22,903)
Change in fair value of interest rate swaps	(842)	—	1,534	—
Gain on bargain purchase	1,634	—	1,634	—
Gain (loss) on early redemption of long-term debt	—	—	660	(1,050)
Other income (expense), net	(24)	13	(72)	(18)
Income (loss) from continuing operations before income taxes	(8,884)	798	(11,927)	2,529
Provision for (benefit from) income taxes	(4,253)	455	(5,155)	1,284
Income (loss) from continuing operations	(4,631)	343	(6,772)	1,245
Income (loss) from discontinued operations, net of tax	(5)	—	8	—
Net income (loss)	$(4,636)	$343	$(6,764)	$1,245
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive income (loss)	$(4,636)	$343	$(6,764)	$1,245

Basic earnings per share data:
Earnings (loss) per share from continuing operations	$(0.19)	$0.01	$(0.29)	$0.05
Income (loss) per share from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$(0.19)	$0.01	$(0.28)	$0.05
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$(0.19)	$0.01	$(0.29)	$0.05
Income (loss) from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$(0.19)	$0.01	$(0.28)	$0.05

Basic weighted average shares outstanding	23,933,940	24,357,042	23,760,505	23,966,797
Diluted weighted average shares outstanding	23,933,940	24,822,412	23,760,505	24,602,258
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2009	2010
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(6,772)	$1,245
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	379	1,109
Depreciation and amortization	11,423	10,890
Amortization of bond issue costs and bank loan fees	1,022	1,214
Amortization and accretion of financing items	5	141
Provision for bad debts	3,568	1,280
Deferred income taxes	(4,741)	978
Change in fair value of interest rate swaps	(1,534)	—
Cost of denied tower site and abandoned projects	1,111	—
Impairment of indefinite-lived intangible assets	27,809	—
Loss on disposal of assets	1,670	13
Gain on bargain purchase	(1,634)	—
(Gain) loss on early retirement of debt	(660)	1,050
Changes in operating assets and liabilities:
Accounts receivable	(1,059)	(2,068)
Prepaid expenses and other current assets	777	(449)
Accounts payable and accrued expenses	4,796	5,081
Deferred revenue	401	690
Other liabilities	(527)	(368)
Income taxes payable	(128)	(62)
Net cash provided by continuing operating activities	35,906	20,744
INVESTING ACTIVITIES
Capital expenditures	(2,995)	(5,866)
Deposits on radio station acquisitions	2,725	—
Purchases of broadcast businesses and assets	(3,745)	(3,090)
Purchases of non-broadcast businesses and assets	—	(5,245)
Proceeds from the disposal of assets	353	36
Deposit received on pending sale of broadcast business and assets	—	1,000
Proceeds from eminent domain of property	—	996
Related party residential purchase	—	(676)
Reimbursement of tower relocation costs	1,742	—
Other	(82)	(42)
Net cash used in investing activities of continuing operations	(2,002)	(12,887)
FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	(1,292)	(96)
Payments of bond issue costs	—	(659)
Payment of bond premium in connection with early redemption	—	(525)
Proceeds from bank credit facility	—	29,000
Payments on bank credit facility	(1,200)	(26,500)
Payments to redeem 7 3/4% Notes	(290)	—
Payments to redeem 9 5/8% Notes	—	(17,500)
Proceeds from exercise of stock options	—	278
Tax benefit related to stock options exercised	—	135
Issuance of capital lease obligations	—	165
Payments on capital lease obligations and seller financed note	(1,356)	(65)
Net cash used in financing activities	(4,138)	(15,767)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	8	—
Net cash provided by discontinued operations	8	—
Net increase (decrease) in cash and cash equivalents	29,774	(7,910)
Cash and cash equivalents at beginning of year	1,892	8,945
Cash and cash equivalents at end of period	$31,666	$1,035
Supplemental disclosures of cash flow information:
Interest	$9,951	$15,982
Income taxes	$318	$236
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Salem Communications Corporation (“Salem,” “we” or the “Company”) include the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Information with respect to the three and nine months ended September 30, 2009 and 2010 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

The balance sheet at December 31, 2009 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic commercial radio broadcasting company that provides programming targeting audiences interested in Christian and family-themed content.  Our core business is the ownership and operation of radio stations in large metropolitan markets.  Upon the close of all announced transactions we will own and/or operate 93 radio stations across the United States.  We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and RSN are radio networks that produce and distribute talk, news and music programming to numerous radio stations in the U.S., including some of our own stations.  SMR and VMR sell commercial air time to national advertisers for Salem’s radio stations and networks, as well as for independent radio station affiliates.

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

NOTE 3.  IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  During the period ended September 30, 2010, we did not have indications of impairment for our broadcast licenses.  Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our broadcast licenses for impairment during the interim period ended September 30, 2009.

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

For the market clusters that did not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, was engaged to perform an appraisal of the indefinite-lived asset(s). Bond & Pecaro utilized an income approach to value broadcast licenses.  The income approach measures the expected economic benefits that the broadcast licenses provides and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license.  The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years, which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment for the interim period ended September 30, 2009, were as follows:

As of the interim testing period ended September 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(2.0%)	(2.0%)
Out-year market growth range	0.4% – 0.6%	0.4% – 0.6%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 40.7%	4.7% - 40.7%

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

The results of our impairment testing for our broadcast segment for the testing period ended September 30, 2009, was as follows:

As of the interim testing period ended September 30, 2009
Market Cluster	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	1.1%	(1)
Atlanta, GA	Yes	0.0%	(1)
Detroit, MI	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Cleveland, OH	Yes	0.0%
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

We also complete our non-broadcast annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  We did not have indications of impairment of our non-broadcast indefinite-lived assets during the period ended September 30, 2010.   Based on deteriorating macro-economic factors, including declining publishing revenues, we did perform a review of these assets as of September 30, 2009.

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

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment for the testing period ended September 30, 2009, were as follows

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

The results of our impairment testing process for our non-broadcast segment for the testing period ended September 30, 2009, were as follows:

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

The economic downturn over the last two years has negatively impacted our ability to generate revenues. The discount rate assumptions used are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units. Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. Included in our broadcast valuation estimates are a 3% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 2.5% increase in 2011 as compared to 2010. Included in our non-broadcast valuation estimates are projected profit margins of up to 3.3% projected for 2011.  Failure to achieve the anticipated growth rates and/or declines in excess of those amounts may result in future impairment losses, the amount of which may be material.

NOTE 4.  SIGNIFICANT TRANSACTIONS

On September 28, 2010, we received approximately $1.0 million as compensation for loss of our property rights under an Eminent Domain Petition from the Dallas Independent School District.  We recorded as expense the net book value of our property associated with the operations of radio station, KSKY-AM, Dallas, Texas, resulting in a pre-tax gain of $0.3 million.  The property rights were related to our back-up transmitter site.  We do not expect the loss of these property rights to negatively impact our operations.

On September 1, 2010, we acquired Samaritan Fundraising, a web-based fundraising products company, for $0.6 million in cash plus $0.2 million contingent consideration payable in the future based on achieving certain revenue and profit goals as specified in the APA.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations for the three and nine months ended September 30, 2010, reflect the operating results and net assets of this entity as of the acquisition date.  The acquisition resulted in goodwill of $0.3 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On August 3, 2010, we completed the acquisition of WWRC-AM in Washington DC for $3.1 million.  We had begun operating the station under a local marketing agreement (“LMA”) effective May 15, 2010.   The accompanying Condensed Consolidated Balance Sheets and Statements of Operations for the three and nine months ended September 30, 2010, reflect the operating results and net assets of this entity as of the LMA date.

On June 1, 2010, we redeemed $17.5 million of our 9 5/8% Notes for $18.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8%  Notes.

On June 8, 2010, we completed the acquisition of tangle.com and GodTube.com, Christian content and community websites, for $2.5 million.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations for the three and nine months ended September 30, 2010, reflect the operating results and net assets of these entities as of the acquisition date.  The acquisition resulted in goodwill of $0.3 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On February 12, 2010, we completed the acquisition of HotAir.com, a website blog featuring news, analysis and commentary, for $2.0 million.  The accompanying Condensed Consolidated Balance Sheets and Statements of Operations for the three and nine months ended September 30, 2010, reflect the operating results and net assets of this entity as of the acquisition date.  The acquisition resulted in goodwill of $0.2 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

A summary of our acquisitions for the nine months ended September 30, 2010, none of which were material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 12, 2010	HotAir.com (business acquisition)	$2,000
June 8, 2010	tangle.com / GodTube.com (business acquisition)	2,500
August 3, 2010	WWRC-AM, Washington D.C. (old acquisition)	3,090
September 28, 2010	Samaritan Fundraising (business acquisition)	775
Various	Purchase of various Internet domain names (asset purchases)	170
		$8,535

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

The total acquisition consideration was allocated to the net assets acquired as follows:

Net Assets Acquired
(Dollars in thousands)
Asset
Property and equipment	$159
Broadcast licenses	2,948
Goodwill	724
Customer lists and contracts	1,834
Domain and brand names	2,072
Other amortizable intangible assets	798
Liabilities
Contingent consideration arrangement	(200)
$8,335

Pending Transactions:

On September 23, 2010, we entered into an APA to sell radio station, WAMD-AM, Aberdeen, Maryland, for $1.  The sale is expected to close in the fourth quarter of 2010.  The probable loss on the sale of $0.2 million was recognized in the quarter ended September 30, 2010.

On June 24, 2010, we entered into an agreement to sell radio station KXMX-AM, Los Angeles, California, for $12.0 million.  We have collected an earnest deposit on the sale of $1.0 million that is included in current liabilities as of September 30, 2010.  The sale is subject to the approval by the FCC and is expected to close late in the fourth quarter of 2010.

On March 5, 2010, we entered into an APA to re-acquire KTEK-AM, Houston, Texas for $3.7 million, which includes forgiveness of the promissory note that we received upon our original sale of the station.  We began programming the station pursuant to a Time Brokerage Agreement (“TBA”) with the current owner on March 8, 2010.  The accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 reflect the operating results of this entity as of the TBA date.  The purchase is subject to the approval by the FCC and is expected to close in the fourth quarter of 2010.

Discontinued Operations

We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  The Milwaukee market cluster was reported as a discontinued operation in accordance with FASB ASC Subtopic 205-20 “Discontinued Operations” for all periods presented.  During the three and nine months ended September 30, 2009, we incurred facility related costs associated with the Milwaukee facility that were reported as discontinued operations.

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

The following table sets forth the components of income from discontinued operations as reclassified, net of tax, for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
	(Dollars in thousands)
Net revenue	$—	$(3)
Operating expenses	36	38
Loss from discontinued operations	$(36)	$(41)
Benefit from income taxes	(31)	(49)
Income (loss) from discontinued operations, net of tax	$(5)	$8

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$79	$221	$193	$739
Restricted stock compensation expense included in corporate expenses	—	5	—	12
Stock option compensation expense included in broadcast operating expenses	27	118	111	278
Stock option compensation expense included in non-broadcast operating expenses	43	29	75	80
Total stock-based compensation expense, pre-tax	149	$373	379	$1,109
Tax provision for stock-based compensation expense	(88)	(213)	(170)	(573)
Total stock-based compensation expense, net of tax	$61	$160	$209	$536

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Expected volatility	89.84%	— %	76.54%	94.26%
Expected dividends	0.00%	— %	0.00%	0.00%
Expected term (in years)	7.5	—	6.1	7.3
Risk-free interest rate	3.06%	— %	2.30%	3.11%

Stock option information with respect to the Company’s stock-based compensation plans during the nine months ended September 30, 2010 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	1,341,875	$5.01	$3.80	5.0 years	$ 2,049
Granted	430,500	5.20	4.32		—
Exercised	(467,525)	0.60	0.40		1,476
Forfeited or expired	(53,851)	11.68	8.68		35
Outstanding at September 30, 2010	1,250,999	6.44	5.03	5.1 years	902
Exercisable at September 30, 2010	648,527	7.81	4.75	3.7 years	722
Expected to Vest	572,047	4.95	5.34	6.7 years	171

The aggregate intrinsic value represents the difference between the Company’s closing stock price on September 30, 2010 of $2.98 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options.

The fair values of shares of restricted stock are determined based on the closing price of the Company common stock on the grant dates.  Information regarding the Company’s restricted stock during the nine months ended September 30, 2010 is as follows:

		Weighted Average Grant
Restricted Stock	Shares	Date Fair Value
Non-Vested at January 1, 2010	5,000	$ 0.36
Granted	10,000	2.03
Lapsed	(5,000)	0.36
Forfeited	—	—
Non-Vested at September 30, 2010	10,000	$ 2.03

As of September 30, 2010, there was $1.8 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted stock.  This cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of options vested during the nine months ended September 30, 2010 and 2009, was $0.9 million and $0.7 million, respectively.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and had no impact on our financial position, results of operations or cash flows.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides guidance for arrangements with multiple deliverables.  Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  ASU 2009-13 also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  ASU 2009-13 is effective as of January 2011 with early adoption permitted.  We adopted the provisions of ASU No. 2009-13 as of January 1, 2010, which did not impact our accounting for multiple-deliverables.  Multiple-deliverables apply when we enter into bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events or some combination thereof.  The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting.  The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available.  Objective evidence of fair value includes the price charged for each element when it is sold separately.  The estimated selling price is the price that we would transact if the deliverable were sold regularly on a standalone basis.  Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.  The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.”  As a result, $0.4 million and $1.1 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2010, respectively, in comparison to $0.1 million and $0.4 million for the three and nine months ended September 30, 2009.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

On December 1, 2009, our parent company, Salem Communications Corporation, entered into a new senior credit facility, which is a revolving credit facility (“Revolver”).  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.  The Revolver is a three-year $30 million revolving credit facility, which includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver facility (the “Credit Agreement”).  Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum plus 2.50%, at our option as of the date of determination.  Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium.  At September 30, 2010, the blended interest rate on amounts outstanding under the Revolver was 3.76%.

On November 1, 2010, we amended our Revolver to allow us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of our 9 5/8% Senior Secured Second Lien Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ration is above 5.0 to 1.  Additionally, we increased the total capacity of the Revolver from $30.0 million to $40.0 million.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of September 30, 2010, our leverage ratio was 5.69 to 1 and our interest coverage ratio was 1.74 to 1.  We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Senior Secured Second Lien Notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of September 30, 2010, accrued interest on the 9 5/8% Notes was $8.0 million.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  For the three and nine months ended September 30, 2010, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.  The carrying amount of the 9 5/8% Notes is $298.1 million and $280.9 million as of December 31, 2009 and September 30, 2010, respectively.

On June 1, 2010, we redeemed $17.5 million of our 9 5/8% Notes for $18.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt which includes $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8%  Notes.

On November 1, 2010, we launched a redemption of $12.5 million of our 9 5/8% Senior Secured Second Lien Notes at a price of 103.  We expect the redemption to close on December 1, 2010.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2009	As of September 30, 2010
	(Dollars in thousands)
Revolver under senior credit facility	$15,000	$17,500
9 5/8% senior secured second lien notes due 2016	298,111	280,860
Capital leases and other loans	936	996
	314,047	299,356
Less current portion	(78)	(95)
	$313,969	$299,261

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2010:

•

Outstanding borrowings of $17.5 million under the revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$282.5 million notional amount notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fees of 0.75% on the unused portion of the revolver.

Other Debt

We have several capital leases related to various office equipment.  The obligation recorded at December 31, 2009 and September 30, 2010 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2010 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2011	$95
2012	17,603
2013	92
2014	74
2015	65
Thereafter	281,427
$299,356

NOTE 9.  AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2010
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$12,881	$(10,160)	$2,721
Domain and brand names	7,667	(5,142)	2,525
Favorable and assigned leases	1,649	(1,421)	228
Other amortizable intangible assets	3,799	(3,164)	635
	$25,996	$(19,887)	$6,109

	As of December 31, 2009
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$11,018	$(9,826)	$1,192
Domain and brand names	5,626	(4,236)	1,390
Favorable and assigned leases	1,581	(1,365)	216
Other amortizable intangible assets	3,068	(2,985)	83
	$21,293	$(18,412)	$2,881

Based on the amortizable intangible assets as of September 30, 2010, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2010 (July – Dec)	$607
2011	1,901
2012	1,248
2013	924
2014	796
Thereafter	633
Total	$6,109

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

Options to purchase 1,327,075 and 1,250,999 shares of Class A common stock and unvested restricted stock shares of 5,000 and 10,000 were outstanding at September 30, 2009 and 2010, respectively.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the Company’s stock price.  These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.  There were no dilutive shares for the quarter end September 30, 2009.  As of September 30, 2010, there were 465,370 dilutive shares.

NOTE 11. DERIVATIVE INSTRUMENTS

During 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”   The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three and nine months ended September 30, 2009, we recorded $0.2 million and $0.6 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $0.8 million and $1.5 million of expenses during the three and nine months ended September 30, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

NOTE 12.  FAIR VALUE ACCOUNTING

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements.  The provision applies to other accounting pronouncements that require or permit fair value measurements.  We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008.  The adoption had a material impact on our condensed consolidated financial position, results of operations or cash flows.  We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value.  As of September 30, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

NOTE 13. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.1 million as of September 30, 2010.

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

On July 10, 2010, Asia Vision, Inc. and Rehan Siddiqi amended a complaint they had previously filed against third parties in the 152nd Judicial District Court of Harris County, Houston, Texas, naming Salem Communications Corporation, South Texas Broadcasting, Inc. and one of Salem’s officers as defendants. In their complaint, Asia Vision claims that the Salem defendants interfered with Asia Vision’s contractual right to purchase radio station KTEX-AM from BusinessRadio Licensee, LLC. In their complaint, Asia Vision and Rehan Siddiqi make a claim for injunctive relief and monetary damages. On July 21, 2010, Salem

Communications and South Texas Broadcasting were served with the complaint but the Salem officer has not been served.  Salem has retained counsel, has tendered defense of the matter to several insurance companies, and will vigorously defend this action.

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

Management uses operating income before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and loss on disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2010
Net revenue	$43,507	$7,883	$—	$51,390
Operating expenses	27,940	7,393	4,154	39,487
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and loss on disposal of assets	15,567	490	(4,154)	11,903
Depreciation	2,330	503	293	3,126
Amortization	22	564	1	587
Cost of denied tower site and abandoned projects	—	—	—	—
Impairment of indefinite-lived intangible assets	—	—	—	—
Loss on disposal of assets	9	9	—	18
Operating income (loss) from continuing operations	$13,206	$(586)	$(4,448)	$8,172

Three Months Ended September 30, 2009
Net revenue	$42,368	$6,856	$—	$49,224
Operating expenses	27,194	6,163	3,440	36,797
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and loss on disposal of assets	15,174	693	(3,440)	12,427
Depreciation	2,572	510	263	3,345
Amortization	19	314	1	334
Cost of denied tower site and abandoned projects	—	—	—	—
Impairment of indefinite-lived intangible assets	14,146	—	—	14,146
Loss on disposal of assets	54	—	—	54
Operating loss from continuing operations	$(1,617)	$(131)	$(3,704)	$(5,452)

Nine Months Ended September 30, 2010
Net revenue	$130,386	$22,452	$—	$152,838
Operating expenses	82,921	20,516	12,140	115,577
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and loss on disposal of assets	47,465	1,936	(12,140)	37,261
Depreciation	7,100	1,464	851	9,415
Amortization	58	1,413	4	1,475
Cost of denied tower site and abandoned projects	—	—	—	—
Impairment of indefinite-lived intangible assets	—	—	—	—
(Gain) loss on disposal of assets	(9)	17	5	13
Operating income (loss) from continuing operations	$40,316	$(958)	$(13,000)	$26,358

Nine Months Ended September 30, 2009
Net revenue	$128,708	$19,667	$—	$148,375
Operating expenses	81,900	17,400	10,054	109,354
Operating income (loss) before depreciation, amortization, cost of denied tower site and abandoned projects, impairment of indefinite-lived intangible assets and loss on disposal of assets	46,808	2,267	(10,054)	39,021
Depreciation	7,825	1,469	790	10,084
Amortization	27	1,304	8	1,339
Cost of denied tower site and abandoned projects	1,111	—	—	1,111
Impairment of indefinite-lived intangible assets	26,650	1,159	—	27,809
(Gain) loss on disposal of assets	1,661	11	(2)	1,670
Operating income (loss) from continuing operations	$9,534	$(1,676)	$(10,850)	$(2,992)

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2010
Total property, plant and equipment, net	$100,763	$6,449	$9,911	$117,123
Goodwill	4,006	14,347	8	18,361
As of December 31, 2009
Total property, plant and equipment, net	$105,726	$5,564	$9,884	$121,174
Goodwill	4,003	13,631	8	17,642

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

On June 3, 2010, we entered into a related party transaction under which the Company purchased the former primary residence of our President, Radio Division.  The transaction was entered to facilitate the relocation of the President, Radio Division, in order to effectively perform his job related duties.  We obtained an independent third-party appraisal of the purchase price of the residence.  The residence is reflected as assets held for sale on the accompanying condensed consolidated balance sheet as of September 30, 2010.  We believe that we will sell the property at an amount equal to or greater than the carrying value.

On March 31, 2010, we recorded a loss of $0.2 million associated with a second lien real estate note with an employee.

NOTE 17.  SUBSEQUENT EVENTS

On October 15, 2010, we entered into an APA to sell radio station KKMO-AM in Seattle, Washington for $2.7 million.  The sale is subject to the approval of the FCC and is expected to close in the first quarter of 2011.

On November 1, 2010, we amended our Revolver to allow us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of our 9 5/8% Senior Secured Second Lien Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ration is above 5.0 to 1.  Additionally, we increased the total capacity of the Revolver from $30.0 million to $40.0 million.

On November 1, 2010, we launched a redemption of $12.5 million of our 9 5/8% Senior Secured Second Lien Notes at a price of 103.  We expect the redemption to close on December 1, 2010.

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

We believe that we are the largest commercial U.S. radio broadcasting company that provides programming targeting audiences interested in Christian and family-themed content, as measured by number of stations and audience coverage.  Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own and/or operate a national portfolio of 93 radio stations in 36 markets, including 58 stations in 22 of the top 25 markets, which consists of 27 FM stations and 66 AM stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.  We also program the Family Talk™ Christian-themed talk format station on XM Radio, Channel 170, and beginning November 30, 2010, on SIRIUS, Channel 161.

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

In addition to our radio broadcast business, we also own and operate a non-broadcast media division.  This division consists of Salem Web Network (“SWN”), a provider of online Christian content and streaming, Salem Publishing™, a publisher of Christian magazines and Xulon Press, a provider of print-on-demand publishing services targeting the Christian audience.  SWN’s content, both in text, audio and video, can be accessed through our national portals that include OnePlace.com, Crosswalk.com®, Christianity.com and Townhall.com®.  SWN’s content can also be accessed through our local radio station websites, which provide content of interest to local listeners.

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

We program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes.  A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of religious and charitable organizations that create compelling radio programs.  Typically, more than 90% of our block programming partners annually renew their respective relationships with us.  Based on these renewal rates, we believe that block programming provides a steady and consistent stream of revenue and cash flow.  The top ten programmers have averaged over 15 years on the air and have remained relatively constant.  Total programming revenue has comprised 35% to 41% of total net broadcast revenue from 2006 through September 2010.  We also program 23 News Talk stations, 11 Contemporary Christian Music stations, seven business format stations, and six Spanish-language Christian Teaching and Talk stations.  SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

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

Our sources of revenue and product offerings also increasingly include non-broadcast businesses, including our Internet and publishing businesses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2009	2010	2010	2009	2009	2010	2010
	(Dollars in thousands)
Block program time:
National	$ 9,628	22.7%	$ 9,923	22.8%	$ 29,308	22.8%	$ 28,718	22.0%
Local	7,617	18.0%	7,978	18.3%	23,342	18.1%	23,717	18.2%
	17,245	40.7%	17,901	41.1%	52,650	40.9%	52,435	40.2%
Advertising:
National	3,425	8.1%	3,473	8.0%	9,183	7.1%	10,328	7.9%
Local	15,024	35.5%	15,412	35.4%	46,277	36.0%	45,787	35.1%
	18,449	43.6%	18,885	43.4%	55,460	43.1%	56,115	43.0%
Infomercials	1,739	4.1%	1,528	3.5%	5,543	4.3%	5,079	3.9%
Network	3,903	9.2%	3,631	8.4%	11,305	8.8%	11,808	9.1%
Other	1,032	2.4%	1,562	3.6%	3,750	2.9%	4,949	3.8%
Net broadcast revenue	$ 42,368	100.0%	$ 43,507	100.0%	$ 128,708	100.0%	$ 130,386	100.0%

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business.  We have minimized our use of trade agreements and have generally sold most of our advertising time for cash.  For the nine months ended September 30, 2010, we sold 93% of our advertising time for cash.  In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2010	Change	2009	2010	Change
	(Dollars in thousands)
Net broadcast revenue	$42,368	$43,507	2.7%	$128,708	$130,386	1.3%
Non-broadcast revenue	6,856	7,883	15.0%	19,667	22,452	14.2%
Total revenue	49,224	51,390	4.4%	148,375	152,838	3.0%
Operating expenses:
Broadcast operating expenses	27,194	27,940	2.7%	81,900	82,921	1.2%
Non-broadcast operating expenses	6,163	7,393	20.0%	17,400	20,516	17.9%
Corporate expenses	3,440	4,154	20.8%	10,054	12,140	20.7%
Depreciation	3,345	3,126	(6.5)%	10,084	9,415	(6.6)%
Amortization	334	587	75.7%	1,339	1,475	(10.2)%
Cost of denied tower site and abandoned projects	—	—	—%	1,111	—	(100.0)%
Impairment of indefinite-lived intangible assets	14,146	—	(100.0)%	27,809	—	(100.0)%
Loss on disposal of assets	54	18	(66.7)%	1,670	13	(99.2)%
Total operating expenses	54,676	43,218	(21.0)%	151,367	126,480	(16.4)%
Operating income (loss) from continuing operations	(5,452)	8,172	(249.9)%	(2,992)	26,358	(980.9)%
Other income (expense):
Interest income	91	48	(47.3)%	238	142	(40.3)%
Interest expense	(4,291)	(7,435)	73.3%	(12,929)	(22,903)	77.1%
Change in fair value of interest rate swaps	(842)	—	(100.0)%	1,534	—	(100.0)%
Gain on bargain purchase	1,634	—	(100.0)%	1,634	—	(100.0)%
Gain (loss) on early redemption of long-term debt	—	—	—%	660	(1,050)	(259.1)%
Other income (expense), net	(24)	13	(154.2)%	(72)	(18)	(75.0)%
Income (loss) from continuing operations before income taxes	(8,884)	798	(109.0)%	(11,927)	2,529	(121.2)%
Provision for (benefit from) income taxes	(4,253)	455	(110.7)%	(5,155)	1,284	(124.9)%
Income (loss) from continuing operations	(4,631)	343	107.4%	(6,772)	1,245	118.4%
Income (loss) from discontinued operations, net of tax	(5)	—	(100.0)%	8	—	(100.0)%
Net income (loss)	$(4,636)	$343	107.4%	$(6,764)	$1,245	118.4%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net broadcast revenue	86%	85%	87%	85%
Non-broadcast revenue	14%	15%	13%	15%
Total revenue	100%	100%	100%	100%
Operating expenses:	%	%	%	%
Broadcast operating expenses	55%	55%	55%	55%
Non-broadcast operating expenses	12%	14%	12%	13%
Corporate expenses	7%	8%	7%	8%
Depreciation	7%	6%	7%	6%
Amortization	1%	1%	1%	1%
Cost of denied tower site and abandoned projects	—%	—%	—%	—%
Impairment of indefinite-lived intangible assets	29%	—%	19%	—%
Loss on disposal of assets	—%	—%	1%	—%
Total operating expenses	111%	84%	102%	83%
Operating income (loss) from continuing operations	(11)%	16%	(2)%	17%
Other income (expense):	%	%	%	%
Interest income	—%	—%	—%	—%
Interest expense	(9)%	(14)%	(9)%	(15)%
Change in fair value of interest rate swaps	(1)%	—%	1%	—%
Gain on bargain purchase	3%	—%	1%	—%
Gain (loss) on early redemption of long-term debt	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Income (loss) from continuing operations before income taxes	(18)%	2%	(8)%	2%
Provision for (benefit from) income taxes	(9)%	1%	(3)%	1%
Income (loss) from continuing operations	(9)%	1%	(5)%	1%
Income (loss) from discontinued operations, net of tax	—%	—%	—%	—%
Net income (loss)	(9)%	1%	(5)%	1%

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

NET BROADCAST REVENUE.  Net broadcast revenue increased $1.1 million, or 2.7%, to $43.5 million for the three months ended September 30, 2010, from $42.4 million for the same period of the prior year.  On a same station basis, net broadcast revenue increased $1.0 million, or 2.3%, to $43.2 million for the three months ended September 30, 2010, from $42.2 million for the same period of the prior year.  The increase is comprised of a $0.4 million increase in local advertising revenues primarily from our Contemporary Christian Music format stations, a $0.3 million increase in national program revenues, a $0.4 million increase in local program revenues, and a $0.5 million increase in event revenue, partially offset by a $0.2 million decline in infomercial revenue and a $0.3 million decline in network revenue.  Included in this increase in revenue is a $0.4 million increase in non-recurring political advertisements.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 43.4% for the three months ended September 30, 2010, from 43.6% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 41.1% for the three months ended September 30, 2010, from 40.7% for the same period of the prior year.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $1.0 million, or 15.0%, to $7.9 million for the three months ended September 30, 2010, from $6.9 million for the same period of the prior year.  The increase includes a $0.8 million increase in banner advertising revenue generated from our Internet businesses, a $0.1 million increase in website hosting revenue from Salem Consumer Products and a $0.2 million increase in publishing revenues associated with magazines and books.  The increase in revenue includes the impact of recent acquisitions that generate revenues across all web-based platforms.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses increased $0.7 million, or 2.7%, to $27.9 million for the three months ended September 30, 2010, from $27.2 million for the same period of the prior year.  On a same station basis, broadcast operating expenses increased $0.6 million, or 2.5%, to $27.6 million for the three months ended September 30, 2010, compared to $27.0 million for the same period of the prior year.  The increase in broadcast operating expenses includes a $1.5 million increase in personnel-related costs, and a $0.3 million increase in facility related costs, offset by a $0.1 million decrease in professional services, a $0.2 million decrease in production and programming expenses, a $0.1 million decrease in music license fees, and a $0.6 million decrease in bad debt expense associated with customer receivables.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $1.2 million, or 20.0%, to $7.4 million for the three months ended September 30, 2010, compared to $6.2 million for the same period of the prior year.  The increase is comprised of a $0.5 million increase in personnel-related costs including higher commissions based on collected revenue, a $0.5 million increase in advertising expense promoting our publishing and Internet businesses, a $0.1 million increase in streaming, hosting and software expenses related to our Internet businesses, a $0.1 million increase in royalty payments generated from our Internet businesses and a $0.1 million increase in royalty payments for Salem Consumer Products.

CORPORATE EXPENSES.  Corporate expenses increased $0.8 million, or 20.8%, to $4.2 million for the three months ended September 30, 2010, compared to $3.4 million for the same period of the prior year.  The increase includes $0.3 million of accrued management bonuses not applicable to the prior year, a $0.1 million increase in non-cash stock based compensation expense associated with new option grants, $0.2 million increase in payroll and personnel related expenses and a $0.2 million increase in computer software costs.

DEPRECIATION.  Depreciation expense decreased $0.2 million, or 6.5%, to $3.1 million for the three months ended September 30, 2010, compared to $3.3 million for the same period of the prior year.  The decrease reflects the overall impact of reduced capital expenditures and reduced station acquisitions in 2009 as compared to prior years.

AMORTIZATION.   Amortization expense increased $0.3 million, or 75.7%, to $0.6 million for the three months ended September 30, 2010, compared to $0.3 million for the same period of the prior year.  The increase is due to the amortization of certain intangibles associated with our recent acquisitions of HotAir.com, tangle.com, GodTube.com and Samaritan Fundraising.

IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS.   We review the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets on an annual basis or more frequently if conditions indicate that we may have an impairment.  During the quarter ended September 30, 2009, we recorded an impairment charge of $14.1 million associated with the FCC Licenses and goodwill in the Atlanta, Georgia, Detroit, Michigan, Portland, Oregon and Cleveland, Ohio markets.  The impairment charge resulted from then weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends were not specific to any of our individual market clusters, but rather were affecting valuations in the industry as a whole.  For the three months ended September 30, 2010 and 2009, the markets for which impairment charges were recorded during 2009 accounted for 15.8% and 14.1% of total net revenues, respectively.  There were no impairment losses for the three months ended September 30, 2010.

LOSS ON DISPOSAL OF ASSETS.   The net loss on disposal of assets of $18,000 for the three months ended September 30, 2010, is comprised of a $0.3 million pre-tax gain associated with the seizure of our property by Eminent Domain of the Dallas County School District offset by a $0.2 million pre-tax loss pending the probable sale of WAMD-AM, Aberdeen, Maryland, and various fixed assets and equipment disposals.

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

OTHER EXPENSE.  Interest income of $0.1 million for the three months ended September 30, 2010 and 2009 was interest earned on excess cash.  Interest expense increased $3.1 million, or 73.3%, to $7.4 million for the three months ended September 30, 2010, compared to $4.3 million for the same period of the prior year primarily due to the issuance of our 9 5/8% Notes in December 2009 as compared to the prior capital structure.  Change in fair value of interest rate swaps of $0.9 million for the three months ended September 30, 2009, represents the change in the fair market value of our swaps.  Other expense, net, of $13,000 for the three months ended September 30, 2010 and $24,000 for the three months ended September 30, 2009 relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.  In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.5 million for the three months ended September 30, 2010 compared to a tax benefit of $4.3 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 57.0% for the three months ended September 30, 2010 compared to 47.9% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX.   The loss from discontinued operations of $5,000 net of taxes, for the three months ended September 30, 2009 relates to facility charges incurred on the Milwaukee property.

NET INCOME (LOSS).  We recognized net income of $0.3 million for the three months ended September 30, 2010 compared to a net loss of $4.6 million for the same period of the prior year.  The increase of $4.9 million is primarily due to a $13.7 million increase in net operating income and the $0.8 million benefit related to the change in fair value of our interest swaps outstanding in the prior year, offset by a $3.1 million increase in interest expense associated with our 9 5/8% Notes, a $1.6 million gain on bargain purchase of WZAB-AM, Miami, Florida, and a $4.8 million increase in our tax provision.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

NET BROADCAST REVENUE.  Net broadcast revenue increased $1.7 million, or 1.3%, to $130.4 million for the nine months ended September 30, 2010, from $128.7 million for the same period of the prior year.  On a same station basis, net broadcast revenue increased $1.4 million, or 1.1%, to $129.7 million for the nine months ended September 30, 2010, from $128.3 million for the same period of the prior year.  The increase includes a $0.5 million increase in national program revenue, a $0.4 million increase in local program revenue, a $0.5 million increase in network revenue, and a $1.2 million increase in event revenue, offset by a $0.6 million decrease in national program revenue primarily on our Christian Teaching and Talk stations, a $0.5 million decrease in local advertising revenues across all station formats, and a $0.5 million decrease in infomercial revenue primarily on our Christian Teaching and Talk and News Talk formats.  Included in this increase in revenue is a $1.5 million increase in non-recurring political advertisements.   Revenue from advertising as a percentage of our net broadcast revenue decreased to 43.0% for the nine months ended September 30, 2010 compared to 43.1% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue decreased to 40.2% for the nine months ended September 30, 2010, from 40.9% for the same period of the prior year.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $2.8 million, or 14.2%, to $22.5 million for the nine months ended September 30, 2010, from $19.7 million for the same period of the prior year.  The increase is comprised of a $2.3 million increase in banner advertising revenue generated from our Internet businesses, and a $0.3 million increase in website hosting revenues from Salem Consumer Products, and a $0.2 million increase in publishing revenues associated with magazines and books.  The increase in revenue includes the impact of recent acquisitions that generate revenues across all web-based platforms.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses increased $1.0 million, or 1.2%, to $82.9 million for the nine months ended September 30, 2010, from $81.9 million for the same period of the prior year.  On a same station basis, broadcast operating expense increased $0.8 million, or 1.0%, to $82.1 million for the nine months ended September 30, 2010, compared to $81.3 million for the same period of the prior year.  The increase includes $3.7 million of higher personnel-related costs and a $0.6 million increase in advertising expenses, offset by a $2.3 million decrease in bad debt expense, a $0.3 million decrease in music license fees, and a $0.4 million decrease in production and programming expenses.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $3.1 million, or 17.9%, to $20.5 million for the nine months ended September 30, 2010, compared to $17.4 million for the same period of the prior year.  The increase is comprised of a $1.4 million increase in personnel-related costs including commissions based on higher levels of collected revenues, a $1.1 million increase in advertising expenses promoting our Internet businesses and publishing businesses, a $0.3 million increase in streaming, hosting and software expenses related to our Internet businesses, a $0.2 million increase in royalties generated from our Internet businesses, and a $0.2 million increase in royalties generated from our Salem Consumer Products business.

CORPORATE EXPENSES.  Corporate expenses increased $2.0 million, or 20.7%, to $12.1 million for the nine months ended September 30, 2010, compared to $10.1 million for the same period of the prior year.  The increase includes $0.7 million of accrued management bonuses not applicable to the prior year, a $0.6 million increase in non-cash stock based compensation expense associated with new option grants, a $0.2 million increase in personnel-related costs, a $0.3 million increase in repairs and maintenance costs and a $0.2 million increase in facility related costs.

DEPRECIATION.  Depreciation expense decreased $0.7 million, or 6.6%, to $9.4 million for the nine months ended September 30, 2010, compared to $10.1 million for the same period of the prior year.  The decrease reflects the overall impact of reduced capital expenditures and reduced station acquisitions in 2009 as compared to prior years.

AMORTIZATION.   Amortization expense increased $0.2 million, or 10.2%, to $1.5 million for the nine months ended September 30, 2010, compared to $1.3 million for the same period of the prior year.  The increase is due to certain intangibles associated with our recent acquisitions of HotAir.com, tangle.com, GodTube.com and Samaritan Fundraising.

COST OF DENIED TOWER SITE AND ABANDONED PROJECTS.   During the nine months ended September 30, 2009, we expensed deferred costs of $0.9 million associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, that was rejected by the City of Hayward.  During this same period, we also expensed an additional $0.2 million of costs associated with capital projects that we determined would no longer be pursued.

IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS.   We review the recorded values of our FCC broadcast licenses, goodwill, and other non-amortizable intangible assets on an annual basis or more frequently if conditions indicate that we may have an impairment.  During the nine months ended September 30, 2009, we recorded an impairment charge of $26.6 million associated with the FCC Licenses and goodwill in the Dallas, Atlanta, Detroit, Portland and Cleveland markets and an impairment charge of $1.2 million associated with the value of goodwill and Mastheads in the non-broadcast segment.  The impairment charge resulted from weakening radio station valuations as a result of lower revenues and lower growth expectations.  These trends were not specific to any of our individual market clusters, but rather were affecting valuations in the industry as a whole.  For the nine months ended September 30, 2010 and 2009, the markets for which impairment charges were recorded during 2009 accounted 23.3% and 22.7% of total net revenues, respectively.  There were no impairment losses for the nine months ended September 30, 2010.

LOSS ON DISPOSAL OF ASSETS.   The net loss on disposal of assets of $13,000 for the nine months ended September 30, 2010, is comprised of a $0.3 million pre-tax gain associated with the seizure of our property by the Dallas County School District offset by a $0.2 million pre-tax loss pending the probable sale of WAMD-AM, Aberdeen, Maryland, and other losses on various fixed assets and equipment disposals.  The loss on disposal of assets of $1.6 million for the nine months ended September 30, 2009, was comprised of the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.

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

OTHER INCOME (EXPENSE).  Interest income of $0.1 million for the nine months ended September 30, 2010 and 2009 was interest earned on excess cash.  Interest expense increased $10.0 million, or 77.1%, to $22.9 million for the nine months ended September 30, 2010, compared to $12.9 million for the same period of the prior year due to the issuance of our 9 5/8% Notes in December 2009 as compared to the prior capital structure.  Change in fair value of interest rate swaps of $1.5 million for the nine months ended September 30, 2009, represents the change in the fair market value of our swaps.  Other expense, net of $18,000 for the nine months ended September 30, 2010 includes the APA termination fee of $0.2 million received from escrow upon the termination of the sale agreement for WRFD-AM, Columbus, Ohio offset by a $0.2 million charge related to a loss taken on a second lien real estate note with an employee not associated with our operating activities.  Other expense, net, of $0.1 million for the nine months ended September 30, 2009 primarily relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.  In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $1.3 million for the nine months ended September 30, 2010 compared to a tax benefit of $5.2 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 50.8% for the nine months ended September 30, 2010 compared to 43.2% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.   The income from discontinued operations of $8,000, net of taxes, for the nine months ended September 30, 2009 relates to facility charges incurred on the Milwaukee property offset by property, plant and equipment that was previously written off and added back when transferred to markets of continuing operations.

NET INCOME (LOSS).   We recognized net income of $1.2 million for the nine months ended September 30, 2010 compared to a net loss of $6.8 million for the same period of the prior year.  The increase of $8.0 million is primarily due to a $29.4 million increase in net operating income offset by a $10.0 million increase in interest expense associated with our 9 5/8% Notes, a $1.6 million gain on bargain purchase of WZAB-AM, Miami, Florida, a $1.5 million benefit related to the change in fair value of our interest rate swaps, a $1.1 million loss on the early redemption of the 9 5/8% Notes and a $6.5 million increase in our tax provision.

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

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

STATION OPERATING INCOME.   SOI increased $0.4 million, or 2.6%, to $15.6 million for the three months ended September 30, 2010, compared to $15.2 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI remained consistent at 35.8% for the three months ended September 30, 2010 and for the same period of the prior year.  On a same station basis, SOI increased $0.3 million, or 2.0%, to $15.6 million for the three months ended September 30, 2010 from $15.3 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI decreased to 36.0% for the three months ended September 30, 2010 compared to 36.1% for the same period of the prior year.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

STATION OPERATING INCOME.   SOI increased $0.7 million, or 1.4%, to $47.5 million for the nine months ended September 30, 2010, compared to $46.8 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI remained consistent at 36.4% for the nine months ended September 30, 2010 and for the same period of the prior year.  On a same station basis, SOI increased $0.6 million, or 1.2%, to $47.6 million for the nine months ended September 30, 2010 from $47.0 million from the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 36.7% for the nine months ended September 30, 2010 compared to 36.6% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(Dollars in thousands)
Station operating income	$15,174	$15,567	$46,808	$47,465
Plus non-broadcast revenue	6,856	7,883	19,667	22,452
Less non-broadcast operating expenses	(6,163)	(7,393)	(17,400)	(20,516)
Less corporate expenses	(3,440)	(4,154)	(10,054)	(12,140)
Less deprecation and amortization	(3,679)	(3,713)	(11,423)	(10,890)
Less cost of denied tower site and abandoned projects	—	—	(1,111)	—
Less impairment of indefinite-lived intangible assets	(14,146)	—	(27,809)	—
Less loss on disposal of assets	(54)	(18)	(1,670)	(13)
Operating income (loss)	$(5,452)	$8,172	$(2,992)	$26,358

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

Goodwill and indefinite-lived intangible assets

Approximately 69% of our total assets consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property.  Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future.  Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  The unit of accounting used to test broadcast licenses is the cluster level, which we defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager. Goodwill and mastheads, primarily attributable to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  During the period ended September 30, 2010, we did not have indications of impairment for our broadcast licenses.  Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our broadcast licenses for impairment during the interim period ended September 30, 2009.

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

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment for the interim period ended September 30, 2009, were as follows:

As of the interim testing period ended September 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(2.0%)	(2.0%)
Out-year market growth range	0.4% – 0.6%	0.4% – 0.6%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 40.7%	4.7% - 40.7%

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

The results of our impairment testing for our broadcast segment for the testing period ended September 30, 2009, was as follows:

As of the interim testing period ended September 30, 2009
Market Cluster	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	1.1%	(1)
Atlanta, GA	Yes	0.0%	(1)
Detroit, MI	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Cleveland, OH	Yes	0.0%
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

We also complete our non-broadcast annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  We did not have indications of impairment during the period ended September 30, 2010.  Based on deteriorating macro-economic factors, including declining publishing revenues, we did perform a review of these assets as of September 30, 2009.

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

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment for the testing period ending September 30, 2009 were as follows:

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

The results of our impairment testing process for our non-broadcast segment for the testing period ending September 30, 2009 were as follows:

As of the interim testing period ended September 30, 2009
Reporting Unit	Indication of impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Web Network	Yes	35.5%
Townhall.com	Yes	57.0%

As a result of our interim review and valuation for the testing period ended September 30, 2009, there was no pre-tax impairment charge associated with the value of non-broadcast non-amortizable intangible assets.  However, we did recognize a $1.2 million charge as of the testing period ended June 30, 2009 related to the value of mastheads and goodwill in our non-broadcast segment

 The economic downturn over the last two years has negatively impacted our ability to generate revenues. The discount rate assumptions used are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units. Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. Included in our broadcast valuation estimates are a 3% decline in advertising revenue for 2010 as compared to 2009 followed by up to a 2.5% increase in 2011 as compared to 2010. Included in our non-broadcast valuation estimates are projected profit margins of up to 3.3%projected for 2011.  Failure to achieve the anticipated growth rates and/or declines in excess of those amounts may result in future impairment losses, the amount of which may be material.

Uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  Upon the adoption of the provisions on January 1, 2007 we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.1 million as of September 30, 2010.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.3 million as of September 30, 2010 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the Company will receive from such carryforwards.

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

During 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”  The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three and nine months ended September 30, 2009, we recorded $0.2 million and $0.6 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $0.8 million and $1.5 million of expenses during the three and nine months ended September 30, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

Fair Value Accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements.  The provision applies to other accounting pronouncements that require or permit fair value measurements.  We adopted the fair value provisions for financial assets and financial liabilities effective January 1, 2008.  The adoption had a material impact on our condensed consolidated financial position, results of operations or cash flows.  We adopted fair value provisions for nonfinancial assets and nonfinancial liabilities effective January 1, 2009.  This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value.  As of September 30, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock units are granted to employees, directors, officers and advisors of the Company.  A maximum of 3,100,000 shares are authorized under the plan, of which 1,260,999 options and restricted shares are outstanding and 648,527 are exercisable as of September 30, 2010.

We account for stock based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.”  We record equity awards under the fair value method with share-based compensation measured as of the grant date, based on the fair value of the award.  The exercise price of options is equal to the market price of Salem Communications common stock on the date of grant.  We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.  Total stock based compensation expense for the three and nine months ended September 30, 2010 was $0.4 million and $1.1 million compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and cash available through our credit facilities.  We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions.  We expect to fund future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facility, operating cash flow and possibly through the sale of income-producing assets.  We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by the senior credit facility and the notes from operating cash flow, borrowings under our credit facility and, if necessary, proceeds from the sale of selected assets or radio stations.

Cash Flows

Cash and cash equivalents were $1.0 million on September 30, 2010 compared to $8.9 million as of December 31, 2009.  As of September 30, 2010, we had working capital of $12.4 million compared to $24.1 million as of December 31, 2009.  The decrease in working capital of $11.7 million reflects the $7.9 million decrease in cash and cash equivalents associated with our acquisition activity during 2010, including: the $2.0 million purchase of HotAir.com, the $2.5 million purchase of tangle.com and GodTube.com, the $3.1 million purchase of WWRC-AM, Washington DC, and the $0.6 million purchase of Samaritan Fundraising.  The decrease in working capital also includes the  redemption of $17.5 million in principal of our 9 5/8% Notes for $18.9 million offset by cash flows from operations and a $2.5 million increase on our revolver.  Restricted cash of $0.1 million includes amounts that are contractually restricted in connection with a security agreement between the Company and Traveler’s Insurance.

Cash Flows from Operating Activities

Our cash flows from operations are derived from our earnings from ongoing operations prior to non-cash expenses such as depreciation, amortization, bad debt, and stock-based compensation and changes in our working capital.  Cash flows generated from continuing operations was $20.7 million for the nine months ended September 30, 2010 compared to $35.9 million for the same period of the prior year.  The decrease of $15.2 million reflects an $8.0 million increase in income from continuing operations without the favorable impact on the current year of the non-recurring items on the prior year including the $27.8 million non-cash impairment loss offset by the $4.7 million change in fair value of interest rate swaps, $1.6 million gain on bargain purchase, $1.1 million cost of denied tower site and abandoned projects and the $1.0 million loss on early retirement of debt.

Cash Flows from Investing Activities

Our investing activities primarily relate to capital expenditures, strategic acquisitions or dispositions of radio station assets and strategic acquisitions of non-broadcast businesses.  Net cash used in investing activities was $12.9 million for the nine months ended September 30, 2010 compared $2.0 million in the same period of the prior year.  The increase of $10.9 million includes the impact of 2010 acquisition activity, including the purchase of HotAir.com for $2.0 million, the purchase of tangle.com and GodTube.com for $2.5 million, the purchase of WWRC-AM, Washington DC for $3.1 million, the purchase of Samaritan Fundraising for $0.6 million, and a $2.9 million increase in capital expenditures offset by a $1.0 million deposit pending the sale of KXMX-AM, Los Angeles and $1.0 million of proceeds related to the just reimbursement for seized property under Eminent Domain.

Cash Flows from Financing Activities

Our financing activities primarily relate to proceeds and repayments under our credit facility, payments of capital lease obligations, payments of dividends and repurchases of our Class A Common Stock.  Net cash used in financing activities increased to $15.8 million for the nine months ended September 30, 2010 from $4.1 million for the same period of the prior year.  The increase of $11.7 million is due to the redemption of $17.5 million in principal of our 9 5/8% Notes for $18.9 million offset with net borrowings of $2.5 million on our revolver and proceeds from stock option exercises and reduced fees paid in association with our credit facility.

Credit Facilities

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a new senior credit facility, which is a revolving credit facility (“Revolver”).  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.  The Revolver is a three-year $30 million credit facility, which includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver (the “Credit Agreement”).  Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum plus 2.50%, at our option as of the date of determination.  Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At September 30, 2010, the blended interest rate on amounts outstanding under the Revolver was 3.76%.

On November 1, 2010, we amended our Revolver to allow us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of our 9 5/8% Senior Secured Second Lien

Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ration is above 5.0 to 1.  Additionally, we increased the total capacity of the Revolver from $30.0 million to $40.0 million.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1.  The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of September 30, 2010, our leverage ratio was 5.69 to 1.0 and our interest coverage ratio was 1.74 to 1.0.  We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Senior Secured Second Lien Notes due December 2016 (“9 5/8% Notes”) at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of September 30, 2010, accrued interest on the 9 5/8% Notes was $8.0 million.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  For the three and nine months ended September 30, 2010, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.  The carrying amount of the 9 5/8% Notes is $298.1 million and $280.9 million as of December 31, 2009 and September 30, 2010, respectively.

On June 1, 2010, we redeemed $17.5 million of our 9 5/8% Notes for $18.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and approximately $0.4 million of bond issues costs associated with the redemption of the 9 5/8%  Notes.

On November 1, 2010, we launched a redemption of $12.5 million of our 9 5/8% Senior Secured Second Lien Notes at a price of 103.  We expect the redemption to close on December 1, 2010.

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

Summary of long-term obligations

Long-term debt consisted of the following at the balance sheet dated indicated:

	As of December 31, 2009	As of September 30, 2010
	(Dollars in thousands)
Revolver under senior credit facility	$15,000	$17,500
9 5/8% senior secured second lien notes due 2016	298,111	280,860
Capital leases and other loans	936	996
	314,047	299,356
Less current portion	(78)	(95)
	$313,969	$299,261

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2010:

•

Outstanding borrowings of $17.5 million under revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

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

We have also incurred significant impairment losses with regard to our non-broadcast indefinite-lived intangible assets.  These losses were attributable to an increase in the weighted average cost of capital, a decline in the estimated terminal or exit values assigned to the assets as a result of industry wide declines in the total number of magazines sold, a decrease in projected future cash flows, and a significant decline in projected profit margins.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2010, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

During the year ended December 31, 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”  The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month, resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps as of October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  For the three and nine months ended September 30, 2009, we recorded $0.2 million and $0.6 million of accumulated other comprehensive losses into current period earnings in order to recognize the impact over the same period in which the hedged transactions affected earnings.  We also recorded an additional $0.8 million and $1.5 million of expenses during the three and nine months ended September 30, 2009 associated with the changes in fair value of the ineffective portion of the swaps transactions.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

ITEM 4T. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

On July 10, 2010, Asia Vision, Inc. and Rehan Siddiqi amended a complaint they had previously filed against third parties in the 152nd Judicial District Court of Harris County, Houston, Texas, naming Salem Communications Corporation, South Texas Broadcasting, Inc. and one of Salem’s officers as defendants. In their complaint, Asia Vision claims that the Salem defendants interfered with Asia Vision’s contractual right to purchase radio station KTEX-AM from BusinessRadio Licensee, LLC. In their complaint, Asia Vision and Rehan Siddiqi make a claim for injunctive relief and monetary damages. On July 21, 2010, Salem Communications and South Texas Broadcasting were served with the complaint but the Salem officer has not been served.  Salem has retained counsel, has tendered defense of the matter to several insurance companies, and will vigorously defend this action.

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
November 8, 2010
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2010
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