Form 10-K
period 2010-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2011-03-11
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Yes [   ]

No  [ X ]

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,202,252 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 7, 2011
Common Stock, $0.01 par value per share	18,703,232 shares
Class B	Outstanding at March 7, 2011
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2011	Part III, Items 10, 11, 12, 13 and 14

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

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2010 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company (“Arbitron”).  According to the Radio Market Survey, the population estimates used are based upon the 2000 U.S. Bureau Census estimates updated and projected to January 1, 2011 by Nielsen Claritas, Inc.

PART I

ITEM 1. BUSINESS.

GENERAL

We believe that we are the largest commercial U.S. radio broadcasting company providing programming to audiences interested in Christian and family-themed content, as measured by number of radio stations and audience coverage.  Our core business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own and/or operate a national portfolio of 95 radio stations in 37 markets, including 59 stations in 22 of the top 25 markets, which consists of 27 FM stations and 68 AM stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.  We also program the Family Talk™ Christian-themed talk format station on XM Radio, Channel 170, and beginning November 30, 2010, on SIRIUS, Channel 161.

Our radio business focuses on the clustering of strategic formats, mainly Christian Teaching and Talk, Contemporary Christian Music and conservative News Talk.  During the last twelve months, we changed the format of three of our existing radio stations from News Talk or Spanish language Christian Teaching and Talk to our Business format.  We own and operate Salem Radio Network® (“SRN”), a national radio network that syndicates music, news and talk to approximately 2,000 affiliated radio stations, in addition to our owned and operated stations.  We also own and operate Salem Media Representatives® (“SMR”), a national radio advertising sales firm with offices in 12 U.S. cities, and SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). Like SRN, SNN, SMN and RSN are radio networks that produce and distribute talk, news and music programming to numerous radio stations in the U.S., including some of our own stations.  SMR and VMR sell commercial air time to national advertisers for Salem’s radio stations and networks, as well as for independent radio station affiliates.

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

We program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes.  A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of religious and charitable organizations that create compelling radio programs.  Typically, more than 90% of our block programming partners annually renew their respective relationships with us.  Based on these renewal rates, we believe that block programming provides a steady and consistent stream of revenue and cash flow.  Our top ten programmers have averaged nearly 25 years on-air and have remained relatively constant.  Total programming revenue has comprised 35% to 41% of total net broadcast revenue from 2006 through 2010.  We also program 24 News Talk stations, 11 Contemporary Christian Music stations, 11 Business format stations, and five Spanish-language Christian Teaching and Talk stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations.  Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

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

Programming Strategy

Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format, the continued popularity of our Contemporary Christian Music format, and the introduction of our Business format and Spanish Christian Teaching and Talk formats, we believe we remain well-positioned to improve upon our leadership position in Christian and family-themed radio.

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

Block Programming.  Our national station platform and focused programming strategy provides us with the ability to consistently offer block programmers on our Christian Teaching and Talk stations.  Historically, more than 90 percent of our block programming partners annually renew their respective relationships with us.  Based on our historical renewal rates, we believe that our block programming business provides a steady and consistent stream of revenue and cash flow.

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

Contemporary Christian Music- The FISH®.  Through our Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format is branded “Safe for the Whole Family®”, with sounds that everyone enjoys and lyrics that parents appreciate. The CCM genre continues to be popular and was the sixth largest genre in terms of sales based on data available for 2009.  We believe this listener base has been underserved in terms of radio coverage, especially in the larger markets.

Business.  During 2009 and 2010, we increased the number of stations that we operate in our business format from two to eleven.  The business format features financial experts, business talk, and nationally recognized Bloomberg programming.  The business format operates similar to our Christian Teaching & Talk format as it features long-form block programming.

Spanish Christian Teaching and Talk.  We operate a Spanish Christian Teaching and Talk format on a small number of stations.  This format is similar to our core Christian Teaching and Talk format in that it broadcasts biblically based programming.  However, almost all of the block programming is local rather than national.

SiriusXM Satellite Radio.  Our satellite radio stations, XM 170 and SIRIUS 161, are the exclusive Christian Teaching and Talk channels on SIRIUSXM, reaching the entire nation 24 hours a day, seven days a week.

Non-broadcast Media

Salem Web Network™ Our online strategy centers on creating the premiere Internet platform serving the audience interested in Christian and conservative content.  SWN’s content, including text, audio, and video can be accessed through our national portals that include Biblestudytools.com, OnePlace.com, Crosswalk.com, Christianity.com, Townhall.com®, Hotair.com, and GodTube.com and through our radio station websites, which provide content of interest to our local radio station listeners.  During 2010, we acquired HotAir.com, GodTube.com and Samaritan Fundraising.  These acquisitions enhance our web leadership as a provider and distributor of Christian and conservative content and services for our target audience.

Salem Publishing™. Our distribution of Christian and conservative content also extends into print through Salem Publishing, a magazine publisher serving the Christian and conservative audience and Xulon Press™, a provider of print-on-demand publishing services targeted to the Christian audience. Salem Publishing™ produces and distributes the following magazines and their respective Internet sites: Homecoming® The Magazine, YouthWorker Journal™, The Singing News, FaithTalk Magazine, Preaching,  and Townhall Magazine™.

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

Technical Improvements

A focus for us has been identifying ways to improve a radio station’s broadcast signal so that it can reach as many listeners as possible, both during the day and at night.  We have completed numerous enhancements to increase the coverage of our signals, including several in the top 25 markets.  For example, during 2008, we completed a power upgrade in the New York metropolitan market whereby we increased the signal of WNYM-AM from 5,000 watts to 50,000 watts.  Also during 2008, we relocated towers for WFIA-AM in Louisville, Kentucky and KRLA-AM in Los Angeles, California, thereby increasing the population covered by our signals.

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

Marketing Platform to National Advertisers

We have created a national platform of radio stations that reaches more than 6.7 million listeners weekly. National companies find advertising on multiple radio stations to be an efficient and cost-effective way to reach this target audience. Through SMR and VMR, we bundle and sell this national platform of radio stations to national advertisers, thereby enhancing our revenue-generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and making our sales effort more efficient.

Significant Community Involvement

We believe our active involvement and significant relationships in the Christian community provide a competitive advantage in targeting Christian audiences.  Our proactive involvement in the Christian community in each of our markets significantly improves the marketability of our radio broadcast time to advertisers who are targeting such communities.  We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves.  We regularly partner with organizations that serve the Christian and family-themed audience and sponsor and support events important to this group.  These events include listener rallies, pastor appreciation events and concerts including our Celebrate Freedom® Music Festival and our Fishfest®.  Events such as these connect us with our listeners and enable us to create enhanced awareness and name recognition in our markets.  Involvement leads to increased effectiveness in developing and improving our programming formats, leading to greater listenership and higher ratings over the long-term.

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

Recent Events

On December 1, 2010, we redeemed $12.5 million of the 9 5/8% Senior Secured Second Lien Notes (“9 5/8% Notes”) for $12.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On November 1, 2010, we amended our senior credit facility, which is a revolver (“Revolver”) to allow us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the credit agreement relating to the Revolver (“Credit Agreement”), to redeem applicable portions of the 9 5/8% Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.  Additionally, we increased the total capacity of the Revolver from $30.0 million to $40.0 million.

On September 28, 2010, we received approximately $1.0 million as compensation for loss of our property rights under an Eminent Domain Petition from the Dallas Independent School District.  We reduced the proceeds by the net book value of our property, which was not directly associated with the operations of radio station, KSKY-AM, Dallas, Texas, resulting in a pre-tax gain of $0.3 million.  The property rights were related to our back-up transmitter site.  We do not expect the loss of these property rights to negatively impact our operations.

On September 1, 2010, we acquired Samaritan Fundraising, a web-based fundraising products company, for $0.6 million in cash plus $0.2 million contingent consideration payable in the future based on achieving certain revenue and profit goals as specified in the Asset Purchase Agreement.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.  The acquisition resulted in goodwill of $0.3 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On August 3, 2010, we completed the acquisition of WWRC-AM in Washington D.C. for $3.1 million.  We began operating the station under a local marketing agreement (“LMA”) effective May 15, 2010.   The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date.  The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date.

On June 1, 2010, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8% Notes.

On June 8, 2010, we completed the acquisition of tangle.com and GodTube.com, Christian content and community websites, for $2.5 million.  We ceased using the tangle.com name shortly after completing the acquisition having identified all acquired content under the GodTube.com brand.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as of the acquisition date.  The acquisition resulted in goodwill of $0.3 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On February 12, 2010, we completed the acquisition of HotAir.com, a website blog featuring news, analysis and commentary, for $2.0 million.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.  The acquisition resulted in goodwill of $0.2 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On December 30, 2009, the buyer of our radio station WRFD-AM, Columbus, Ohio, notified us that they would not meet the terms of the asset purchase agreement (“APA”)entered into on July 31, 2008.  Based on our plans to sell this radio station and exit the

Columbus market, we had accounted for this entity as a discontinued operation.  The Consolidated Balance Sheets and Statements of Operations had been  reclassified for all periods presented to reflect the operating results and net assets of this market as a discontinued operation as of the date of this asset purchase agreement through December 2009.  Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations to reflect the operating results and net assets of this entity for all periods presented in continuing operations.  In January 2010, we collected a termination fee from the buyer of $0.2 million pursuant to the termination of the asset purchase agreement.

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

DEVELOPMENT OF THE BUSINESS

During the year ended December 31, 2010, we completed the following business acquisitions and asset purchases:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 12, 2010	HotAir.com (business acquisition)	$2,000
June 8, 2010	GodTube.com (business acquisition)	2,500
August 3, 2010	WWRC-AM, Washington, D.C. (business acquisition)	3,090
September 28, 2010	Samaritan Fundraising (business acquisition)	800
Various	Purchase of various Internet domain names (asset purchases)	170
		$8,560

RADIO STATIONS

Upon the close of all announced transactions, we will own and/or operate a national portfolio of 95 radio stations in 37 markets, consisting of 27 FM stations and 68 AM stations.  The following table sets forth information about each of Salem’s stations, in order of market size:

	MSA	Station	Year
Market(1)	Rank(2)	Call Letters	Acquired	Format

New York, NY	1, 17(3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 33(4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KVCE-AM	Pending	Business
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
		KTEK-AM	2010	Business
Atlanta, GA	7	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Business
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Philadelphia, PA	8	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Washington, D.C.	9	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2010	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Christian Teaching and Talk
Detroit, MI	11	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Miami, FL	12	WKAT-AM	2005	Spanish Christian Teaching and Talk
		WHIM-AM (formerly WMCU-AM)	2008	Christian Teaching and Talk
		WZAB-AM	2009	Business
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM(5)	1997	Spanish Christian Teaching and Talk
		KKOL-AM	1997	Business
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	Business
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Denver-Boulder, CO	18	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM (6)	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM(6)	1999	Spanish Christian Teaching and Talk
Tampa, FL	19	WTWD-AM(7)	2000	Christian Teaching and Talk
		WTBN-AM(7)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
Pittsburgh, PA	24	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
Cleveland, OH	28	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
San Antonio, TX	30	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Orlando, FL	34	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM (formerly WHIM-AM)	2006	Business
Columbus, OH	35	WRFD-AM	1987	Christian Teaching and Talk
Providence, RI	40	WDDZ-AM	Pending	Business
Nashville, TN	43	WBOZ-FM	2000	Southern Gospel
		WFFH-FM(8)	2002	Contemporary Christian Music
		WFFI-FM(8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Christian Teaching and Talk
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Honolulu, HI	63	KHNR-AM	2006	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Business
		KHCM-FM	2004	Country Music
		KHCM-AM	2000	Chinese
		KGU-AM (formerly KHUI-FM)	2004	Christian Teaching and Talk
		KKOL-FM (formerly KGMZ-FM)	2005	Oldies
Omaha, NE	71	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	Spanish Christian Teaching and Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	72	WLSS-AM	2005	News Talk
Colorado Springs, CO	92	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	118	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	125	WHKZ-AM	2001	Christian Teaching and Talk

(1)

Actual city of license may differ from metropolitan market served.

(2)

“MSA” means metropolitan statistical area per the Fall 2009 Radio Market Survey Schedule and Population Rankings published by Arbitron, excluding the Commonwealth of Puerto Rico.

(3)

This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 17.

(4)

This market includes the San Jose, CA market, which independently has a MSA rank of 33.

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

(7)

WTBN-AM is simulcast with WTWD-AM, Tampa, FL.

(8)

WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

PROGRAM REVENUE.  For the year ended December 31, 2010, we derived 22.1% and 18.2% of our net broadcast revenue, or $38.7 million and $31.8 million, respectively, from the sale of national and local block program time.  We derive national program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States.  National program producers typically purchase 13, 26 or 52-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release.  We obtain local program revenue from community organizations and churches that typically purchase for weekend releases and from local speakers who purchase daily releases.  We believe our management has been successful in identifying and assisting quality local programs expand into national syndication.

ADVERTISING REVENUE.  For the year ended December 31, 2010, we derived 35.2% of our net broadcast revenue, or $61.5 million, from the sale of local spot advertising and 8.1% of our net broadcast revenue, or $14.2 million, from the sale of national spot advertising.

SALEM RADIO NETWORK® AND SALEM MEDIA REPRESENTATIVES ™

We own and operate SRN as part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets.  SRN, headquartered in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk and music stations as well as general market News Talk stations.  Currently, we have rights to several full-time satellite channels to deliver SRN programs to affiliates via satellite.

SRN has approximately 2,000 affiliate stations, in addition to our owned and operated stations, which broadcast one or more of the offered programming options. These programming options feature talk shows, news and music.  The principal source of network revenue is from the sale of advertising time.

We own and operate SMR, a sales representation company specializing in placing national advertising on religious format radio stations.  SRN and our radio stations each have relationships with SMR for the sale of available SRN spot advertising.  SMR also contracts with individual radio stations to sell airtime to national advertisers desiring to include selected company stations in national buys covering multiple markets.  In 2005, we established VMR, a sales representation company specializing in placing national advertising on non-religious radio stations.

We recognize our advertising and commission revenue from radio stations as the spots air.  SRN’s net revenue, including commission revenue for SMR and VMR, for the year ended December 31, 2010 was $15.7 million, or 9.0% of net broadcast revenue.

NON-BROADCAST MEDIA

Salem Web Network™.  We recognize our Internet related revenues based on the delivery of online impressions or based on the length of time of the advertisement placement.  Revenues from the sales of products and services are recognized when the products are shipped or when the services are rendered.  Total Internet revenue, including SWN, for the year ended December 31, 2010 was $20.2 million, or 9.7% of total revenue.

Salem Publishing™.   We recognize advertising revenue from our magazines as the publications are issued.  Subscription revenues are recognized over the life of the subscription.  Revenues from book sales on Xulon Press™ are recognized when shipment occurs.  For the year ended December 31, 2010, our publishing businesses generated revenues of $11.8 million, or 5.7% of total revenue.

COMPETITION

Our radio stations are in a highly competitive business. Our radio stations compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as broadcast and cable television, newspapers and magazines, national and local digital services, outdoor advertising and direct mail. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if another existing or new radio station in a market were to convert its programming format to a format similar to one of our stations or if an existing competitor were to strengthen its operations, our stations could suffer a reduction in ratings and/or advertising revenue and could incur increased promotional and other expenses. We cannot be assured that any of our stations will be able to maintain or increase their current audience ratings and advertising revenues.

Christian and Family Themed Radio.  The segment of this industry that focuses on Christian and family themes, is also a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and non-commercial radio station licensees. While no commercial group owner in the United States specializing in Christian and family- themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in all markets.

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

Competition also comes from new media technologies and services.  These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile telephony including smart phone applications for iPhone, Blackberry and Android, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which deliver multiple audio programming formats to local and national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk on SiriusXM, a satellite digital audio radio service.

NETWORK. Salem Radio Network® competes with other commercial radio networks that offer news and talk programming to religious and general format stations and other noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

NON-BROADCAST MEDIA. Our magazines compete for readers and advertisers with other publications that follow the Christian music industry and publications that address themes of interest to church leadership and the Christian audience.  Xulon Press™ competes for authors with other on-demand publishers and other Christian book publishers.  Our Internet business competes for visitors and advertisers with other companies that deliver on-line audio programming and Christian and conservative Internet content as well as providers of general market Internet sites.

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

Petitions to deny license renewals can be filed by certain interested parties, including members of the public in a station’s market. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant’s license is restricted. License renewal applications filed in December 2004 are currently pending for two of our stations, KBJD-AM and KRKS-AM due to those stations’ operation as “expanded band” AM stations. Except for these two stations, we are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that our licenses will be renewed.

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

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets and could limit the potential buyers of any stations we may attempt to sell. The FCC is also required by the Communications Act to review its broadcast ownership rules every four years. The 2010 quadrennial review is ongoing and expected to be completed in 2011.  As part of this proceeding, the FCC may adopt changes to its ownership rules.  Previous attempts by the FCC to modify its ownership rules in 2003 and in 2008 also have resulted in court challenges, which remain pending. Any changes to the ownership rules could impact our existing ownership as well as our ability to acquire additional stations or sell existing stations.

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

Proposed Changes. As noted above, the FCC 2010 quadrennial review of broadcast ownership rules is ongoing and expected to be completed in 2011.   The FCC commenced this proceeding in November 2009 by holding a series of public workshops, but has not yet announced any proposed changes to its rules. We can make no determination as to what effect, if any, this proposed rulemaking will have on Salem. The Congress and the FCC from time to time have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the company’s radio stations, result in the loss of audience share and revenue for the company’s radio stations, and affect the ability of the company to acquire additional radio stations or finance such acquisitions. Such matters under consideration include, or may come to include:

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

Federal Antitrust Considerations. The Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”), which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, are also active in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

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

SEGMENTS

We have one reportable operating segment—radio broadcasting.  The remaining non-reportable segments consist of our Internet businesses (SWN, Townhall.com®, and Salem Consumer Products) and our publishing businesses (Salem Publishing and Xulon Press™) which do not meet the reportable segment quantitative thresholds and accordingly are aggregated under the non-broadcast segment.  The radio-broadcasting segment also operates various radio networks.  We present our segment operating results in Note 16.

EMPLOYEES

On February 25, 2011, Salem employed 1,104 full-time and 361 part-time employees. None of Salem’s employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

We are fundamentally committed to broadcasting, Internet and publishing formats and programming emphasizing Christian, conservative news talk and family themes. We may choose not to switch to other formats or pursue potentially more profitable business opportunities due to this commitment. We do not intend to pursue business opportunities or broadcast programming that would conflict with our core commitment to Christian and family themes formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats or broadcast programming inconsistent with our programming standards might result in lower operating revenues and profits than we might otherwise achieve.

We may be adversely affected by deteriorating economic conditions including the economic climate failing to improve.

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

Beginning in July 2007, our advertising revenue was negatively impacted by declining advertising from our customers, particularly in the financial services and auto industries.   We believe this was primarily the result of the struggling United States economy and corresponding reductions in discretionary advertising spending by our customers.  Declines in advertising revenue have affected both our broadcasting segment and non-broadcasting segment. In response to these economic challenges, we initiated several cost reduction strategies including (1) reducing headcount by approximately 15%, (2) temporarily suspending the company match on 401(k) contributions as of July 2008, (3) temporarily suspending the management bonus program, (4) limiting capital expenditures, (5) reducing the base salary for all employees by 5% as of February 1, 2009 with certain members of executive management reduced by 10%, (6) requiring all employees to use accrued vacation balances by March 31, 2009, (7) offering incentives to employees to use accrued vacation balances as of December 31, 2009, and (8) consolidating programming on most of our Contemporary Christian Music stations.  During 2010, advertising revenues showed signs of improvement in both our broadcast and non-broadcast segments.

Should a double-dip recession occur, or if the economic climate does not continue to improve, our exposure to several risks increases, including but not limited to:

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

•

Limitations on our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements;

•

Limitations on our ability to pursue projects that could have been beneficial; and

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

•

Low-power FM radio, which could result in additional FM radio broadcast outlets including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act;

•

Mobile telephony;

•

High Definition radio;

•

Internet radio; and

•

Personal digital audio devices (e.g., iPods, mp3 players, audio via WiFi, mobile phones, WiMAX) or other emerging next-generation networks and technologies.

We currently program one channel on XM Satellite Radio and one channel on SIRIUS Satellite Radio. We also offer pod-casts and downloads of portions of our programming; however, we cannot assure you that this arrangement will continue, will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcast industry or on our financial condition and results of operations.

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

In prior years, we incurred significant impairment losses with regard to our broadcast indefinite-lived intangible assets.  These losses were attributable to the following variables as the primary drivers used in our assumptions that lead to our impairment of broadcast licenses and goodwill balances (1) an increase in the weighted average cost of capital from 8.0% as of the testing period ended December 31, 2007 to 9.5% for the testing period ended December 31, 2009, (2) a decline in the estimated terminal or exit values assigned to the licenses as a result of industry wide declines in radio station transaction multiples, (3) a decrease in projected future cash flows from a range of 2.0% to 3.5% for the testing period ended December 31, 2007 to a range of 1.0% to 2.5% for the testing period ended December 31, 2009, and (4) a significant decline in projected revenues from up to a 12.6% increase projected at the end of 2007 for the 2009 year to a 3.0% decline at the end of 2009 for 2010, followed by up to a 2.5% projected increase in 2011 as compared to 2010.

In prior years, we have also incurred significant impairment losses with regard to our non-broadcast indefinite-lived intangible assets.  These losses were incurred as a result of our interim impairment testing for the period ended June 30, 2009. There were no impairment losses for the annual testing periods ending December 31, 2009 or 2010.  The losses recognized for the period ended June 30, 2009 were attributable to the following variables as the primary drivers used in our assumptions that lead to our impairment of mastheads and goodwill balances: (1) an increase in the weighted average cost of capital from 8.0% as of the testing period ended December 31, 2007 to 9.0% for the interim testing period ended June 30, 2009, (2) a decline in the estimated terminal or exit values assigned to the assets as a result of industry wide declines in the total number of magazines sold, (3) a decrease in projected future cash flows from 2.9% for the testing period ended December 31, 2007 to 2.0% for the interim testing period ended June 30, 2009, and (4) a significant decline in projected profit margins from a range of 3.0% to 10.0% as of the December 31, 2007 testing period to a range of 0.5% to 6.0% as of the June 30, 2009 interim testing period.

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

Given the current economic environment and uncertainties surrounding the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the economic downturn, or the period and strength of recovery, made for the purpose of our indefinite-lived intangible fair value estimates will prove to be accurate.

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

During 2009 and 2010, we spent $3.7 million and $8.6 million, respectively, on the acquisition of radio stations and non-broadcast businesses.  We expect to make additional acquisitions of radio stations and related non-broadcast businesses in the future. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that might be acquired in the future. Continued acquisitions of radio stations will require us to manage a larger and likely more geographically diverse radio station and non-broadcast portfolio than historically has been the case. Our inability to integrate and manage newly acquired radio stations or non-broadcast businesses successfully could have a material adverse effect on our business and operating results.

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

Additionally, FCC rules and policies allow a broadcaster to own a number of radio stations in a given market and permit, within limits, joint arrangements with other stations in a market relating to programming, advertising sales and station operations. We believe that radio stations that elect to take advantage of these clustering opportunities may have lower operating costs and may be able to offer advertisers more attractive rates and services. The future development of our business in new markets, as well as the maintenance of our business growth in those markets in which we do not currently have radio station clusters, may be negatively impacted by competitors who are taking or may take advantage of these clustering opportunities by operating multiple radio stations within markets.

The restrictions on ownership of multiple stations in each market may prevent us from implementing our cluster strategy.

As part of our growth strategy, we seek to acquire additional radio stations in markets in which we already have existing stations. However, our ability to acquire, operate and integrate any such future acquisitions as part of a cluster is limited by antitrust laws, the Communications Act, FCC regulations and other applicable laws and regulations. Changes to any of these laws or regulations may affect our ability to acquire additional stations in radio markets where we already own one or more radio stations.  In 1996, Congress passed legislation that requires the FCC to periodically conduct reviews of its regulations, including ones that govern the maximum number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations (the “Ownership Limits”). The FCC has adopted radio multiple ownership rules that depend upon the total number of radio stations located in the market in determining the applicable Ownership Limits. In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market.” Specifically, in larger markets the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by Arbitron, which is a commercial ratings service, as reported in the BIA database. For smaller radio markets for which Arbitron has not delineated a geographic market, the “signal contour method” continues to be the method of defining the market and determining the number of radio stations in the market. The methods the FCC uses to define markets affect the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Arbitron market. In 2010, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules. The FCC sought public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity and held public meetings around the country on the issue of media ownership rules.  The FCC 2010 quadrennial review of broadcast ownership rules is ongoing and expected to be completed in 2011.

We cannot predict the impact of possible modifications to the FCC’s local radio multiple ownership rules on our business operations. Likewise, we cannot predict whether there will be a change in the antitrust laws, Communications Act or other laws governing the ownership or operation of radio stations, or whether the FCC, DOJ or FTC will modify their regulations and policies governing or affecting the acquisition of additional radio stations in a market. In addition, we cannot predict whether a private party will challenge acquisitions we propose in the future. These events could adversely affect our ability to implement our cluster acquisition strategy.

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

The Broadcast Decency Enforcement Act of 2005 enhances the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material became law. This legislation increased the FCC’s authority in this area to impose substantially higher monetary forfeiture penalties, up to $325,000 per violation and a total of $3,000,000 for any one incident. While we do not anticipate these increased penalties to impact us as significantly as some of our competitors given the nature of our programming, we could face increased costs in the form of fines as a result of this legislation.

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

Our syndicated programming is dependent upon maintenance of our transponder equipment, which is located at various customer sites.

Delivery of our national programs is dependent upon transmitter equipment that is located at various customer locations.  The quality and durability of this equipment, as well as our ability to protect the equipment from damage, destruction or theft, directly impacts our ability to transmit programming.  Losses to the equipment and any business interruption may not be fully insurable.

Our advertising revenues in certain markets are ratings sensitive and subject to decline based on agency projections.

Arbitron has developed technology to collect data for its ratings service. The Portable People Meter TM (PPMTM ) is a small, pager-sized device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. In markets where we subscribe to Arbitron that have switched to PPM, our ratings have been less consistent.  It is not clear what long-term impact, if any, the introduction of the PPM will have on our revenues for stations that subscribe to Arbitron.

Capital requirements necessary to implement acquisitions could pose risks.

We face competition from other companies for acquisition opportunities. If the prices sought by sellers of these companies were to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

We also employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences on both a national level and in their respective markets.  Several of our on-air personalities have a presence that extends beyond our radio platforms into other strategic non-broadcast areas.  Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms that we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

If we are not able to obtain financing or generate sufficient cash flows from operations, we may be unable to fund future acquisitions.

We may require significant financing to fund our acquisition strategy. This financing may not be available to us. The availability of funds under our senior credit facility at any time is dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot assure you that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

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

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations.  Block programming accounted for 40.3% of our net broadcast revenue for the year ended December 31, 2010, and 40.8% of our net broadcast operating revenue for the same period of the prior year.  We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue.

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

We derive a substantial part of our total revenues from the sale of advertising on our radio stations. For the years ended December 31, 2008, 2009 and 2010, 46.2%, 43.1% and 43.4% of our total revenues, respectively, were generated from the sale of advertising.  We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 16.9% and 17.2%, respectively, of our total net advertising revenues for the year ended December 31, 2009, 15.8%, and 18.8%, respectively, of our total net advertising revenues for the year ended December 31, 2010.  Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

As of December 31, 2010, Edward G. Atsinger III, Stuart W. Epperson, Nancy A. Epperson and Edward C. Atsinger controlled approximately 87.2% in aggregate of the voting power of our capital stock. These four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of other stockholders in a material manner.

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

Proposed legislation requires radio broadcasters to pay higher royalties to record labels and recording artists.

We must maintain music programming royalty arrangements with, and pay license fees to, Broadcast Music, Inc. (“BMI”), American Society Composers, Authors and Publishers (“ASCAP”), and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. Currently, we pay royalties to song composers and publishers through BMI, ASCAP and SESAC.

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

We currently hold various domain name registrations relating to our brands, including Christianity.com, OnePlace.com, Crosswalk.com and GodTube.com. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under such debt.

At December 31, 2010, we and our subsidiary guarantors have approximately $305 million aggregate principal amount of outstanding indebtedness, of which $270.0 million is outstanding on the 9 5/8 Notes, of which approximately $35 million effectively ranks senior to the outstanding notes to the extent of the assets securing such debt. In addition, the terms of the Revolver and the indenture governing the 9 5/8 Notes permit us to incur additional indebtedness, including up to approximately $40 million that would be available under our Revolver, subject to our ability to meet certain borrowing conditions.

Our substantial debt may have important consequences. For instance, it could:

•

make it more difficult for us to satisfy our financial obligations, including those relating to the 9 5/8 Notes;

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

The agreements governing our various debt obligations, including the indenture governing the 9 5/8 Notes and the agreements governing our Revolver, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

•

incur additional debt;

•

declare or pay dividends, redeem stock or make other distributions to stockholders;

•

make investments;

•

create liens or use assets as security in other transactions;

•

merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•

engage in transactions with affiliates; and

•

sell or transfer assets.

Our Revolver also requires us to comply with a number of financial ratios and covenants and restricts our ability to make certain capital expenditures.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture governing the 9 5/8 Notes or the Revolver. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Revolver, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under our Revolver could be terminated. If we were unable to repay debt to our lenders, or are otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the 9 5/8 Notes and repay the principal amount of or repurchase the 9 5/8 Notes or may cause the subsidiary guarantors to be unable to make payments under the guarantees.

To service our indebtedness, we will require a significant amount of cash. However, our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, and to refinance, our indebtedness, and to fund capital expenditures, will depend on our ability to generate cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness, including the 9 5/8 Notes, or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our revolver and the 9 5/8% Notes, on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of our revolver and the indenture governing the 9 5/8% Notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

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

Radio Broadcasting

The types of properties required to support our radio stations include offices, studios, transmitter, antenna and tower sites. A station’s studios are generally located in an office in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage. We either own or lease our radio transmitting properties under agreements that generally range from five to twenty-five years. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary. Our SRN and SMR offices and Dallas radio stations are located in an office building in the Dallas, Texas metropolitan area, where we own an approximately 34,000 square foot office building. Our network operations are supported by various offices and studios from which its programming originates or is relayed from a remote point of origination. Our network leases satellite transponders used for delivery of its programming. We also own office buildings in Honolulu, Hawaii; Tampa, Florida;  Miami, Florida; and Orlando, Florida.

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

 Non-Broadcast

Salem Publishing and Salem Web Network operate from leased office facilities in Nashville, Tennessee; Orlando, Florida; Richmond, Virginia; and Tarzana, California.   The lease agreements range from one to ten years remaining on the lease term.  We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

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

On July 10, 2010, Asia Vision, Inc. and Rehan Siddiqi amended a complaint they had previously filed against third parties in the 152nd Judicial District Court of Harris County, Houston, Texas, naming Salem Communications Corporation, South Texas Broadcasting, Inc. and one of Salem’s officers as defendants. In their complaint, Asia Vision claims that the Salem defendants interfered with Asia Vision’s contractual right to purchase radio station KTEK-AM from Business Radio Licensee, LLC. In their complaint, Asia Vision and Rehan Siddiqi make a claim for injunctive relief and monetary damages. On July 21, 2010, Salem Communications and South Texas Broadcasting were served with the complaint but the Salem officer has not been served.  Salem has retained counsel, has tendered defense of the matter to several insurance companies, and will vigorously defend this action.

On March 7, 2011, Salem entered into a tentative settlement of the matter, which still requires court approval.  If approved, the settlement will result in no liability to the Salem defendants.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On March 7, 2011, the company had approximately 70 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 18,703,232 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sales price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2009				2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

High (mid-day)	$ 1.60	$ 1.19	$ 3.49	$ 5.99	$ 5.96	$ 5.50	$ 4.24	$ 3.96
Low (mid-day)	$ 0.25	$ 0.47	$ 0.65	$ 2.19	$ 3.45	$ 3.35	$ 2.10	$ 2.70

There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

After careful review and consideration of its earnings, financial position, capital requirements, its Revolver and the indenture governing the 9 5/8% Notes, the company approved a special dividend of approximately $0.20 per share on its Class A and Class B Common stock.  On December 13, 2010, the company paid the $0.20 per share special cash distribution, or approximately $4.8 million to shareholders of record as of the close of business on December 6, 2010.  No dividends were paid during the years ended December 31, 2009 or December 31, 2008.

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

The Statements of Operations Data for all prior periods presented were reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin as discontinued operations.  In 2007, we had a plan in place to sell these radio stations and completed the sale of these entities during the year ended December 31, 2008.

The Statements of Operations Data for all periods presented were reclassified to reflect the operating results of CCM Magazine as a discontinued operation as of its final publication in March 2008.

The Statements of Operations Data for all periods presented were reclassified to reflect the operating results of WRFD-AM, Columbus, Ohio in continuing operations from discontinued operations.  We had entered into an asset purchase agreement on July 31, 2008, to sell this radio station and exit the Columbus market.  At that time, the Consolidated Balance Sheets and Statements of Operations for all periods presented had been reclassified to reflect the operating results and net assets of this market as a discontinued operation as of the date of the asset purchase agreement through December 2009.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement.  Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.  In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to termination of the asset purchase agreement.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$ 206,367	$ 206,055	$ 194,113	$ 172,055	$ 174,933
Non-broadcast revenue	17,896	24,622	28,377	27,158	31,989
Total revenue	224,263	230,677	222,490	199,213	206,922
Operating expenses:
Broadcast operating expenses	129,438	130,844	124,881	108,149	110,421
Non-broadcast operating expenses	16,680	22,921	25,867	23,555	28,418
Corporate expenses	24,043	22,314	20,040	14,005	16,613
Depreciation and amortization	15,026	15,082	16,136	15,120	14,654
Cost of denied tower site, abandoned projects and terminated transactions	—	—	1,275	1,111	—
Impairment of indefinite-lived intangible assets	—	—	73,010	27,996	—
(Gain) loss on disposal of assets	(18,653)	(2,190)	(6,892)	1,676	255
Total operating expenses	166,534	188,971	254,317	191,612	170,361
Operating income (loss) from continuing operations	57,729	41,706	(31,827)	7,601	36,561
Other income (expense):
Interest income	210	183	247	290	183
Interest expense	(26,342)	(25,488)	(22,381)	(20,079)	(30,297)
Change in fair value of interest rate swaps	—	—	(4,827)	(781)	—
Gain on bargain purchase	—	—	—	1,634	—
Gain (loss) on early redemption of long-term debt	(3,625)	—	4,664	(1,050)	(1,832)
Other income (expense)	(420)	164	121	(88)	(16)
Total other expense	(30,177)	(25,141)	(22,176)	(20,074)	(31,962)
Income (loss) from continuing operations before income taxes	27,552	16,565	(54,003)	(12,473)	4,599
Provision for (benefit from) income taxes	11,103	7,379	(19,151)	(4,210)	2,667
Income (loss) from continuing operations	16,449	9,186	(34,852)	(8,263)	1,932
Income (loss) from discontinued operations, net of tax	2,550	(1,011)	1,766	(83)	—
Net income (loss)	$ 18,999	$ 8,175	$ (33,086)	$ (8,346)	$ 1,932

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.68	$ 0.39	$ (1.47)	$ (0.35)	$ 0.08
Income (loss) from discontinued operations	0.11	(0.04)	0.07	—	—
Net earnings (loss) per share	$ 0.78	$ 0.34	$ (1.40)	$ (0.35)	$ 0.08
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$ 0.68	$ 0.39	$ (1.47)	$ (0.35)	$ 0.08
Earnings (loss) per share from discontinued operations	0.11	(0.04)	0.07	—	—
Net earnings (loss) per share	$ 0.78	$ 0.34	$ (1.40)	$ (0.35)	$ 0.08
Basic weighted average shares outstanding	24,215,867	23,785,015	23,671,288	23,803,864	24,086,829
Diluted weighted average shares outstanding	24,223,751	23,788,568	23,671,288	23,803,864	24,653,465

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$ 710	$ 447	$ 1,892	$ 8,945	$ 828
Broadcast licenses	468,630	464,549	398,135	375,317	378,362
Other intangible assets including goodwill, net	30,004	27,607	25,574	22,484	25,850
Total assets	686,264	679,798	607,718	579,045	574,486
Long-term debt (including current portion)	361,026	354,284	325,375	314,047	304,527
Stockholders’ equity	237,716	233,178	203,116	197,199	196,404

Cash flows related to:
Operating activities	$ 36,390	$ 30,983	$ 37,901	$ 39,468	$ 22,621
Investing activities	(50,509)	(11,312)	(21,817)	(2,851)	(14,588)
Financing activities	(3,773)	(20,854)	(25,004)	(29,481)	(16,150)

Other Data:
Station operating income (1)	$ 76,929	$ 75,211	$ 69,232	$ 63,906	$ 64,512
Station operating income margin (2)	37.3%	36.5%	35.7%	37.1%	36.9%

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

RECONCILIATION OF STATION OPERATING INCOME TO OPERATING INCOME

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(Dollars in thousands)
Station operating income	$ 76,929	$ 75,211	$ 69,232	$ 63,906	$ 64,512
Plus non-broadcast revenue	17,896	24,622	28,377	27,158	31,989
Less non-broadcast operating expenses	(16,680)	(22,921)	(25,867)	(23,555)	(28,418)
Less corporate expenses	(24,043)	(22,314)	(20,040)	(14,005)	(16,613)
Less depreciation and amortization	(15,026)	(15,082)	(16,136)	(15,120)	(14,654)
Less cost of denied tower site, abandoned projects and terminated transactions	—	—	(1,275)	(1,111)	—
Less impairment of indefinite-lived intangible assets	—	—	(73,010)	(27,996)	—
Less gain (loss) on disposal of assets	18,653	2,190	6,892	(1,676)	(255)
Operating income (loss) from continuing operations	$ 57,729	$ 41,706	$ (31,827)	$ 7,601	$ 36,561

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

 Historically, our principal sources of broadcast revenue have been:

•

the sale of block program time, both to national and local program producers;

•

the sale of advertising time on our radio stations, both to national and local advertisers; and

•

the sale of advertising time on our national radio network.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•

audience share;

•

how well our stations perform for our clients;

•

the size of the market;,

•

the general economic conditions in each market; and

•

supply and demand on both a local and national level.

Our principal sources of non-broadcast revenue include:

•

the sale of internet advertising;

•

the support and promotion to stream third-party content on our websites;

•

sales of software and support services

•

fees from authors for book publishing;

•

subscription fees for our magazines;

•

the sale of print magazine advertising; and

•

product sales and royalties for on-air host materials

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2008		2009		2010
	(Dollars in thousands)
Block program time:
National	$ 42,781	22.0%	$ 38,842	22.6%	$ 38,736	22.1%
Local	32,099	16.6	31,344	18.2	31,848	18.2
	74,880	38.6	70,186	40.8	70,584	40.3
Advertising:
National	13,531	7.0	12,649	7.3	14,200	8.1
Local	76,137	39.2	61,557	35.8	61,494	35.2
	89,668	46.2	74,206	43.1	75,694	43.3
Infomercials	8,691	4.5	7,225	4.2	6,661	3.8
Network	15,583	8.0	15,244	8.9	15,657	9.0
Other	5,291	2.7	5,194	3.0	6,337	3.6
Net broadcast revenue	$ 194,113	100.0%	$ 172,055	100.0%	$ 174,933	100.0%

Our broadcast revenues are impacted by the program rates our radio stations charge, the level of broadcast airtime sold and by the advertising rates our radio stations and networks charge. The rates for block programming time are based upon our stations’ ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations and networks’ ability to produce results for their advertisers. We do not subscribe to traditional audience measuring services for most of our radio stations. Instead, we have marketed ourselves to advertisers based upon the responsiveness of our audiences. In selected markets, we do subscribe to Arbitron, which develops quarterly reports to measure a radio station’s audience share in the demographic groups targeted by advertisers. Each of our radio stations and our networks has a pre-determined level of time that they make available for block programming and/or advertising, which may vary at different times of the day.

Arbitron has developed technology to collect data for its ratings service. The PPM is a small pager size device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. It is not clear what long-term impact, if any, the introduction of the PPM will have on our revenues for stations that subscribe to Arbitron.

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Quarterly revenue from the sale of block programming time does not tend to vary significantly, however, because program rates are generally set annually and are recognized on a per program basis.  We currently program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes.  We also program 24 News Talk stations, 11 Contemporary Christian Music stations, 11 Business format stations, and five Spanish-language Christian Teaching and Talk stations.  During 2009 and 2010, we increased the number of stations that we operate in our business format from two to eleven.  The business format features financial experts, business talk, and nationally recognized Bloomberg programming.  The business format operates similar to our Christian Teaching & Talk format as it features long-form block programming.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash.  In 2010, we sold 97% of our broadcast revenue for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

Salem Web Network™ and Townhall.com®, our Internet businesses, earn revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. Salem Publishing™, our publishing business, earns its revenue by selling advertising in and subscriptions to its publications and by selling books. Xulon Press™ generally earns its revenue from the publishing of books. The revenues of these businesses are reported as “non-broadcast” on our Consolidated Statement of Operations.

The primary operating expense incurred in the operation of our non-broadcast entities include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) printing and production costs.  The expenses directly associated with these businesses are reported as “non-broadcast” on our Consolidated Statement of Operations.

KNOWN TRENDS AND UNCERTAINTIES

Beginning in July 2007, our advertising revenue was negatively impacted by declining advertising from our customers, particularly in the financial services and auto industries.   We believe this decline was primarily the result of the struggling United States economy and corresponding reductions in discretionary advertising spending by our customers.  Declines in advertising revenue have affected both our broadcasting segment and non-broadcasting segment. In response to these economic challenges, we initiated several cost reduction strategies including (1) reducing headcount by approximately 15%, (2) temporarily suspending the company match on 401(k) contributions as of July 2008, (3) temporarily suspending the management bonus program, (4) limiting capital expenditures, (5) reducing the base salary for all employees by 5% as of February 1, 2009 with certain members of executive management reduced by 10%, (6) requiring all employees to use accrued vacation balances by March 31, 2009, (7) offering incentives to employees to use accrued vacation balances as of December 31, 2009, and (8) consolidating programming on most of our Contemporary Christian Music stations.  During 2010, advertising revenue showed signs of improvement in both our broadcast and non-broadcast segments.  If a double-dip recession were to occur, or if the economic climate does not continue to improve, our exposure to several risks increases, including but not limited to:

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

•

Limitations on our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements;

•

Limitations on our ability to purse projects that could have been beneficial; and

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

RESULTS OF OPERATIONS

The Statements of Operations Data for all periods presented were reclassified to reflect the operating results of WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin as discontinued operations.   In 2007, we had a plan in place to sell these radio stations and completed the sale of entities during the year ended December 31, 2008.

The Statements of Operations Data for all periods presented were reclassified to reflect the operating results of CCM Magazine as a discontinued operation as of the March 2008 publication.

The amounts presented below were reclassified to reflect the operating results of WRFD-AM, Columbus, Ohio in continuing operations from discontinued operations. We had entered into an asset purchase agreement on July 31, 2008, to sell this radio station and exit the Columbus market. At that time, the Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified to reflect the operating results and net assets of this market as a discontinued operation as of the date of the asset purchase agreement through December 2009. The sale was expected to close in the fourth quarter of 2009. On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement. Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations. In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to the asset purchase agreement.

The following table sets forth certain Statements of Operations Data for the periods indicated and shows annual changes:

	Year Ended December 31,
	2008	2009	2010	2009 over 2008	2010 over 2009
	(Dollars in thousands)			% change
Net broadcast revenue	$ 194,113	$ 172,055	$ 174,933	(11.4)%	1.7%
Non-broadcast revenue	28,377	27,158	31,989	(4.3)%	17.8%
Total revenue	222,490	199,213	206,922	(10.5)%	3.9%
Operating expenses:
Broadcast operating expenses	124,881	108,149	110,421	(13.4)%	2.1%
Non-broadcast operating expenses	25,867	23,555	28,418	(8.9)%	20.6%
Corporate expenses	20,040	14,005	16,613	(30.1)%	18.6%
Depreciation	13,333	13,441	12,570	0.8%	(6.5)%
Amortization	2,803	1,679	2,084	(40.1)%	24.1%
Cost of denied tower site, abandoned projects and terminated transactions	1,275	1,111	—	(12.9)%	(100.0)%
Impairment of indefinite-lived intangible assets	73,010	27,996	—	(61.7)%	(100.0)%
(Gain) loss on disposal of assets	(6,892)	1,676	255	(124.3)%	(84.8)%
Total operating expenses	254,317	191,612	170,361	(24.7)%	(11.1)%
Operating income (loss) from continuing operations	(31,827)	7,601	36,561	(123.9)%	381.0%
Other income (expense):
Interest income	247	290	183	17.4%	(36.9)%
Interest expense	(22,381)	(20,079)	(30,297)	(10.3)%	50.9%
Change in fair value of interest rate swaps	(4,827)	(781)	—	(83.8)%	100.0%
Gain on bargain purchase	—	1,634	—	100.0%	(100.0)%
Gain (loss) on early redemption of long-term debt	4,664	(1,050)	(1,832)	(122.5)%	74.5%
Other income (expense), net	121	(88)	(16)	(172.7)%	(81.8)%
Income (loss) from continuing operations before income taxes	(54,003)	(12,473)	4,599	(76.9)%	(136.9)%
Provision for (benefit from) income taxes	(19,151)	(4,210)	2,667	(78.0)%	(163.3)%
Income (loss) from continuing operations	(34,852)	(8,263)	1,932	(76.3)%	(123.4)%
Income (loss) from discontinued operations, net of tax	1,766	(83)	—	(104.7)%	(100.0)%
Net income (loss)	$ (33,086)	$ (8,346)	$ 1,932	(74.8)%	(123.1)%

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Year Ended December 31,
	2008	2009	2010

Net broadcast revenue	87%	86%	85%
Non-broadcast revenue	13%	14%	15%
Total revenue	100%	100%	100%
Operating expenses:
Broadcast operating expenses	56%	54%	53%
Cost of denied tower site, abandoned projects and terminated transactions	1%	—%	—%
Non-broadcast operating expenses	12%	12%	14%
Corporate expenses	9%	7%	8%
Impairment of indefinite-lived intangible assets	33%	14%	—%
Depreciation	6%	7%	6%
Amortization	1%	1%	1%
Gain (loss) on disposal of assets	(3)%	1%	—%
Total operating expenses	115%	96%	82%
Operating income (loss) from continuing operations	(15)%	4%	18%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(10)%	(10)%	(15)%
Change in fair value of interest rate swaps	(2)%	—%	—%
Gain on bargain purchase	—%	1%	—%
Gain (loss) on early redemption of long-term debt	2%	(1)%	(1)%
Other expense, net	—%	—%	—%
Income (loss) from continuing operations before income taxes	(25)%	(6)%	2%
Provision for (benefit from) income taxes	(9)%	(2)%	1%
Income (loss) from continuing operations	(16)%	(4)%	1%
Income from discontinued operations, net of tax	1%	—%	—%
Net income (loss)	(15)%	(4)%	1%

Year ended December 31, 2010 compared to year ended December 31, 2009

NET BROADCAST REVENUE.  Net broadcast revenue increased $2.8 million, or 1.7%, to $174.9 million for the year ended December 31, 2010, from $172.1 million for the same period of the prior year.  On a same station basis, net broadcast revenue increased $2.5 million, or 1.5%, to $173.8 million for the year ended December 31, 2010, from $171.3 million for the same period of the prior year.  The increase includes a $0.5 million increase in local program revenue, a $1.6 million increase in national spot revenue, a $0.4 million increase in network revenue, and a $1.1 million increase in event revenue, offset by a $0.1 million decrease in national program revenue, a $0.1 million decrease in local spot revenue, and a $0.6 million decrease in infomercial revenue primarily on our Christian Teaching and Talk and News Talk formats.  Included in this increase in revenue is a $2.6 million increase in non-recurring political advertisements.  Revenue from advertising as a percentage of our net broadcast revenue increased to 43.3% for the year ended December 31, 2010 compared to 43.1% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue decreased to 40.3% for the year ended December 31, 2010, from 40.8% for the same period of the prior year.  The revenue increases are the result of an increase in sales volume and number of minutes sold with little to no change in rates charged to our customers.

NON-BROADCAST REVENUE.  Non-broadcast revenue increased $4.8 million, or 17.8%, to $32.0 million for the year ended December 31, 2010, from $27.2 million for the same period of the prior year.  The increase is comprised of a $4.0 million increase in banner advertising revenue generated from our Internet businesses, and a $0.3 million increase in website hosting revenues from Salem Consumer Products, and a $0.5 million increase in publishing revenues associated with magazines and books.  The increase in revenue includes the impact of recent acquisitions that generate revenues across all web-based platforms.  The increases resulted from higher sales volume with minimal impact from rates charged to our customers.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses increased $2.3 million, or 2.1%, to $110.4 million for the year ended December 31, 2010, from $108.1 million for the same period of the prior year.  On a same station basis, broadcast operating expense increased $2.0 million, or 1.9%, to $109.2 million for the year ended December 31, 2010, compared to $107.2 million for the same period of the prior year.  The increase includes $4.9 million of higher personnel-related costs, a $1.1 million increase in advertising expenses, a $0.2 million increase in commissions, and a $0.1 million increase in facility related expenses, partially offset by a $2.8 million decrease in bad debt expense, a $0.2 million decrease in music license fees, a $0.2 million decrease in professional services and a $0.4 million decrease in production and programming expenses.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses increased $4.8 million, or 20.6%, to $28.4 million for the year ended December 31, 2010, compared to $23.6 million for the same period of the prior year.  The increase is comprised of a $2.0 million increase in personnel-related costs including commissions based on higher levels of collected revenues, a $1.7 million increase in advertising expenses promoting our Internet businesses and publishing businesses, a $0.5 million increase in streaming, hosting and software expenses related to our Internet businesses, a $0.2 million increase in royalties generated from our Internet businesses, and a $0.2 million increase in royalties generated from our Salem Consumer Products business.

CORPORATE EXPENSES.  Corporate expenses increased $2.6 million, or 18.6%, to $16.6 million for the year ended December 31, 2010, compared to $14.0 million for the same period of the prior year.  The increase includes $0.8 million of accrued management bonuses, a $0.7 million increase in non-cash stock-based compensation expense associated with new option grants, a $0.5 million increase in repairs and maintenance costs and a $0.4 million increase in facility related costs.

DEPRECIATION.  Depreciation expense decreased $0.8 million, or 6.5%, to $12.6 million for the year ended December 31, 2010, compared to $13.4 million for the same period of the prior year.  The decrease reflects the overall impact of reduced capital expenditures and reduced station acquisitions during 2009 and 2010 as compared to prior years.

AMORTIZATION.   Amortization expense increased $0.4 million, or 24.1%, to $2.1 million for the year ended December 31, 2010, compared to $1.7 million for the same period of the prior year.  The increase is due to certain intangibles associated with our recent acquisitions of HotAir.com, GodTube.com and Samaritan Fundraising.

COST OF DENIED TOWER SITE, ABANDONED PROJECTS AND TERMINATED TRANSACTIONS.   Costs associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, that was rejected by the City of Hayward, of $0.9 million were recognized during the year ended December 31, 2009 along with costs of $0.2 million associated with capital projects that will not be pursued.

IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS.   In accordance with FASB ASC Topic 350 “Intangibles – Goodwill and Other,” we review the recorded values of our indefinite-lived intangible assets including broadcast licenses, goodwill, and mastheads on an annual basis or more frequently if conditions indicate that we may have an impairment.  There were no impairment charges for the annual testing period ending December 31, 2010.  During the year ending December 31, 2009, we recorded impairment charges of $26.8 million associated with the FCC Licenses and goodwill in the Dallas, Atlanta, Detroit, Portland and Cleveland markets and impairment charges of $1.2 million associated with the value of goodwill and Mastheads in our non-broadcast segment.  These impairment charges resulted from weakening valuations based on lower revenues and lower growth expectations.  These trends were not specific to any of our individual markets, but rather were affecting valuations in the industry as a whole.  For the year ended December 31, 2010 and 2009, the markets for which impairment charges were recorded during 2009 accounted 23.6% and 25.7% of total net revenues, respectively.

LOSS ON DISPOSAL OF ASSETS.   The net loss on disposal of assets of $0.3 million for the year ended December 31, 2010, is comprised of a $0.2 million pre-tax loss on the sale of WAMD-AM, Aberdeen, Maryland, a $0.2 million pre-tax loss from the sale of Chicago real estate associated with the relocation of our Radio Division President and $0.2 million of losses from various fixed asset and equipment disposals offset by a $0.3 million pre-tax gain from the eminent domain seizure of property by the Dallas County School District.  The loss on disposal of assets of $1.7 million for the same period of the prior year reflects the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million and $0.1 million of various fixed asset and equipment disposals.

GAIN ON BARGAIN PURCHASE.  In accordance with FASB ASC Topic 805 “Business Combinations,” effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase.  Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued.  During 2009, we underwent such a reassessment, and recorded a gain on the bargain purchase WZAB-AM in Miami, Florida, of $1.6 million.  We believe that the gain on bargain purchase resulted from various factors that may have influenced the acquisition price of WZAB-AM, including, without limitation, significant declines in broadcast revenues throughout the industry.  We have completed the one-year measurement period and have not obtained information about facts and circumstances that existed as of the acquisition date that would have affected the amounts recognized for assets acquired and liabilities assumed.

OTHER INCOME (EXPENSE).  Interest income of $0.2 million and $0.3 million for the year ended December 31, 2010 and 2009 was interest earned on excess cash.  Interest expense increased $10.2 million, or 50.9%, to $30.3 million for the year ended December 31, 2010, compared to $20.1 million for the same period of the prior year due to the issuance of the 9 5/8% Notes in December 2009 as compared to the prior capital structure.  Change in fair value of interest rate swaps of $0.8 million for the year ended December 31, 2009, represents the change in the fair market value of our swaps that were terminated in December 2009.  Other expense, net of $16,000 for the year ended December 31, 2010 includes the $0.2 million termination fee from the cancellation of our sale agreement for WRFD-AM, Columbus, Ohio offset by a $0.2 million loss on a second lien real estate note with an employee not associated with our operating activities.  Other expense, net, of $0.1 million for the year ended December 31, 2009 includes bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.  In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $2.7 million for the year ended December 31, 2010 compared to a tax benefit of $4.2 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 58.0% for the year ended December 31, 2010 compared to 33.8% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX.   The loss from discontinued operations of $0.1 million, net of taxes, for the year ended December 31, 2009 relates to facility charges incurred on the Milwaukee property offset by a gain from recording fixed assets that had been abandoned and written-off at the Milwaukee facility and later placed back into service in other markets.

NET INCOME (LOSS).   We recognized net income of $1.9 million for the year ended December 31, 2010 compared to a net loss of $8.3 million for the same period of the prior year.  The increase of $10.2 million includes a $29.0 million increase in our net operating income and a $0.8 million benefit compared to the prior year change in fair value of the interest rate swaps offset by a $10.2 million increase in interest expense, $0.7 million in losses on the early redemption of $30.0 million of the 9 5/8% Notes, a $6.9 million increase in our tax provision and the prior year impact of the  $1.6 million gain on bargain purchase of WZAB-AM, Miami, Florida.

Year ended December 31, 2009 compared to year ended December 31, 2008

NET BROADCAST REVENUE.  Net broadcast revenue decreased $22.0 million, or 11.4%, to $172.1 million for the year ended December 31, 2009, from $194.1 million for the same period of the prior year.  On a same station basis, net broadcast revenue declined $22.3 million, or 11.7%, to $167.4 million for the year ended December 31, 2009, from $189.7 million for the same period of the prior year.  The decline in net broadcast revenue is comprised of a $14.6 million decrease in local advertising revenues across all station formats, a $3.9 million decrease in national program revenue primarily on our Christian Teaching and Talk and News Talk stations, a $1.5 million decrease in infomercial revenue primarily on our Christian Teaching and Talk and News Talk formats, a $0.8 million decrease in local program revenue across all station formats, a $0.3 million decrease in network revenue, and a $0.5 million decrease in event revenue primarily associated with our Celebrate Freedom festivals.  Revenue from advertising as a percentage of our net broadcast revenue decreased to 43.1% for the year ended December 31, 2009, from 46.2% for the same period of the prior year.  The decline in revenue reflects a reduction in the number of advertisers and minutes sold combined with lower average rates per minute at the local level.  Revenue from block program time as a percentage of our net broadcast revenue increased to 40.8% for the year ended December 31, 2009, from 38.6% for the same period of the prior year.  Block programming revenue has continued to increase as a percentage of our total broadcast revenue, particularly on our Christian Teaching and Talk stations.

NON-BROADCAST REVENUE.  Non-broadcast revenue decreased $1.2 million, or 4.3%, to $27.2 million for the year ended December 31, 2009, from $28.4 million for the same period of the prior year.  The decrease is comprised of a $1.0 million decrease in publishing revenue associated with magazines and books on Salem Publishing and a $0.2 million decrease in advertising revenues associated with our internet businesses on our web network.  The declines were primarily due to a reduced number of advertisers.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses decreased $16.8 million, or 13.4%, to $108.1 million for the year ended December 31, 2009, from $124.9 million for the same period of the prior year.  On a same station basis, broadcast operating expense decreased $17.0 million, or 14.1%, to $104.1 million for the year ended December 31, 2009, compared to $121.1 million for the same period of the prior year.  The decline in broadcast operating expenses reflects an overall cost reduction initiative that includes a $12.8 million decrease in personnel-related costs due to reductions in work force and salary reductions, a $2.5 million decrease in advertising expenses, a $0.3 million decrease in LMA fees, a $0.4 million decrease in production and programming expenses, a $0.5 million decrease in facility-related costs and a $0.3 million reduction in professional service fees.

NON-BROADCAST OPERATING EXPENSES.   Non-broadcast operating expenses decreased $2.3 million, or 8.9%, to $23.6 million for the year ended December 31, 2009, compared to $25.9 million for the same period of the prior year.  The decrease includes a $1.6 million decline in personnel and circulation expenses associated with print magazines and books on Salem Publishing and a $0.9 million reduction in advertising, promotion and streaming expenses on Salem Web Network, partially offset by an increase of $0.2 million in operating expenses on Salem Consumer Products as a result of expanding product lines that are offered.

CORPORATE EXPENSES.  Corporate expenses decreased $6.0 million, or 30.1%, to $14.0 million for the year ended December 31, 2009, compared to $20.0 million for the same period of the prior year.  The decrease reflects the impact of an overall cost reduction initiative that includes a reduction in work force and salary reductions resulting in a $4.3 million reduction in personnel-related costs and a $2.5 million decline in non-cash stock-based compensation expense when comparing this period against the prior year accelerated vesting of unvested options voluntarily surrendered by members of senior management.  This was partially offset by an increase of $0.2 million in facility related costs and a $0.4 million executive bonus accrual.

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

IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS.   In accordance with FASB ASC Topic 350 “Intangibles – Goodwill and Other,” we review the recorded values of our indefinite-lived intangible assets including broadcast licenses, goodwill, and mastheads on an annual basis or more frequently if conditions indicate that we may have an impairment.  During the year ended December 31, 2009, we recorded an impairment charge of $26.8 million associated with the value of broadcast licenses and goodwill in the Dallas, Atlanta, Detroit, Portland and Cleveland market clusters, an impairment charge of $1.2 million associated with the value of goodwill and mastheads in the non-broadcast segment.  For the same period of the prior year, we recorded a $73.0 million impairment charge associated with the value of broadcast licenses and goodwill in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.  The impairment charges resulted from weakening valuations due to lower revenues and lower growth expectations.  These trends were not specific to any of our individual markets, but rather were affecting valuations in the industry as a whole.  The markets and entities for which impairment charges were recorded during the year ended December 31, 2009 accounted for 27.5% of total revenues for the period compared to 27.9% for the same period of the prior year.

(GAIN) LOSS ON DISPOSAL OF ASSETS.  The loss on disposal of assets of $1.7 million for the year ended December 31, 2009, reflects the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million and $0.1 million in various other fixed asset and equipment disposals.  Gain on disposal of assets of $6.9 million for the same period of the prior year includes the sale of radio station WRVI-FM, Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million, the sale of radio station KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by $0.3 million in various other fixed asset and equipment disposals.

GAIN ON BARGAIN PURCHASE.  In accordance with FASB ASC Topic 805 “Business Combinations,” effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase.  Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued.  During 2009, we underwent such a reassessment, and recorded a gain on the bargain purchase WZAB-AM in Miami, Florida, of $1.6 million.  We believe that the gain on bargain purchase resulted from various factors that may have influenced the acquisition price of WZAB-AM, including, without limitation, significant declines in broadcast revenues throughout the industry.  We have completed the one-year measurement period and have not obtained information about facts and circumstances that existed as of the acquisition date that would have affected the amounts recognized for assets acquired and liabilities assumed.

OTHER INCOME (EXPENSE).  Interest income represents interest earned on excess cash.  Interest income increased to $0.3 million for the year ended December 31, 2009, compared to $0.2 million for the same period of the prior year.  Interest expense decreased $2.3 million or 10.3% to $20.1 million for the year ended December 31, 2009, compared to $22.4 million for the same period of the prior year due to a lower net outstanding debt balance and lower interest rates during the year.  Interest expense for the year ended December 31, 2009, also includes a $3.1 million charge associated with the termination of interest rate swaps.  Change in fair value of interest rate swaps of $0.8 million represents the change in the fair market value of the terminated swaps.  Other expense, net, of $0.1 million for the year ended December 31, 2009 relates to bank commitment fees associated with our then outstanding credit facilities.  Other income, net, of $0.1 million for the same period of the prior year consists of non-recurring reimbursements received, including $0.2 million associated with the terminated sale of KKMO-AM in Seattle, Washington, partially offset with bank commitment fees associated with our credit facilities outstanding at the time.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

STATION OPERATING INCOME.   SOI increased $0.6 million, or 0.9%, to $64.5 million for the year ended December 31, 2010 compared to $63.9 million for the same period of the prior year as a result of the changes in net broadcast revenue and broadcast operating expense explained above.  As a percentage of net broadcast revenue, SOI decreased to 36.9% for the year ended December 31, 2010 from 37.1% for the same period of the prior year.  On a same station basis, SOI increased $0.5 million, or 0.8%, to $64.6 million for the year ended December 31, 2010 from $64.1 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI decreased to 37.2% for the year ended December 31, 2010, compared to 37.4% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2010 and 2009:

	Year Ended December 31,
	2009	2010
	(Dollars in thousands)
Station operating income	$63,906	$64,512
Plus non-broadcast revenue	27,158	31,989
Less non-broadcast operating expenses	(23,555)	(28,418)
Less corporate expenses	(14,005)	(16,613)
Less depreciation and amortization	(15,120)	(14,654)
Less cost of denied tower site, abandoned projects and terminated transactions	(1,111)	—
Less impairment of indefinite-lived intangible assets	(27,996)	—
Less gain (loss) on disposal of assets	(1,676)	(255)
Operating income (loss) from continuing operations	$7,601	$36,561

Year ended December 31, 2009 compared to year ended December 31, 2008

STATION OPERATING INCOME.   SOI decreased $5.3 million, or 7.7%, to $63.9 million for the year ended December 31, 2009 compared to $69.2 million for the same period of the prior year as a result of the changes in net broadcast revenue and broadcast operating expense explained above.  As a percentage of net broadcast revenue, SOI increased to 37.1% for the year ended December 31, 2009 from 35.7% for the same period of the prior year.  On a same station basis, SOI declined $5.3 million, or 7.7%, to $63.3 million for the year ended December 31, 2009 from $68.6 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI increased to 37.8% for the year ended December 31, 2009, compared to 36.2% for the same period of the prior year.

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

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing.  Our customers principally include not-for-profit charitable organizations and commercial advertisers.  Revenue from the sale of products and services from our non-broadcast businesses are recognized when the products are shipped and the services are rendered.  Revenues from the sale of advertising in our magazines are recognized upon publication.  Revenue from the sale of subscriptions to our publications are recognized over the life of the subscription.  Revenue from book sales are recorded when shipment occurs.

Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received.  The value of the goods and services received in such barter transactions is charged to expense when used.  Barter advertising revenue included in broadcast revenue for the years ended December 31, 2008, 2009 and 2010 was approximately $4.9 million, $5.0 million and $4.6 million, respectively, and barter expenses were approximately the same as barter revenue for each period.  We record broadcast advertising provided in exchange for goods and services as broadcast revenue and the goods or services received in exchange for such advertising as broadcast operating expenses.

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events or some combination thereof.  The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available.  Objective evidence of fair value includes the price charged for each element when it is sold separately.  The estimated selling price is the price that we would transact if the deliverable were sold regularly on a standalone basis.  Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.  The adoption of ASU No, 2009-13 did not change the units of accounting, how we allocate consideration to various units of accounting, or the timing of revenue recognition.

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

We entered a plan to sell all radio stations in the Milwaukee market during 2007.  We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  We entered into an LMA with the buyer of WFZH-FM effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Consolidated Statements of Operations reflect the operating results of the Milwaukee stations as a discontinued operation for the year ended December 31, 2008.

We ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine were reported as a discontinued operation as of this date.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the year ended December 31, 2008.

On July 31, 2008, we entered into an asset purchase agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million.  As a result of the sale, we were to exit the Columbus, Ohio market.  The Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified as of the date of the asset purchase agreement to reflect the operating results and net assets of this market as a discontinued operation through December 2009.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement. Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.  In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to the asset purchase agreement.

The following table sets forth the components of income (loss) from discontinued operations as reclassified, net of tax, for the years ended December 31, 2008 and 2009:

	Year Ended December 31,
	2008	2009
	(Dollars in thousands)
Net revenues	$772	$(3)
Operating expenses	841	193
Operating loss	$(69)	$(196)
Gain (loss) on sale of radio station assets	3,360	(11)
Income (loss) from discontinued operations	$3,291	$(207)
Provision for (benefit from) income taxes	1,525	(124)
Income (loss) from discontinued operations, net of tax	$1,766	$(83)

Goodwill and indefinite-lived intangible assets

Approximately 69% of our total assets as of December 31, 2010, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property.  Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. The unit of accounting used to test broadcast licenses is the cluster level, which we defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information is available and the level reviewed by management to analyze operating results.  Goodwill and mastheads, primarily attributable to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.

We complete our annual impairment tests in the fourth quarter of each year.  Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our goodwill and other indefinite-lived intangible assets for impairment in the second, third and fourth quarters of 2009.  During 2010, we did not have indications of impairment at interim dates.  We performed annually testing for this period that did not result in impairment charges.

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

When performing our impairment testing for broadcast licenses we review the financial performance of the market clusters against established internal benchmarks.  For testing periods as of December 31, 2008 and prior, the first step of our impairment testing process compared the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differed.  We had discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 interim testing based on reduced revenues and overall market conditions, including declines in market values associated with radio station sales.  If the discounted prior period fair value exceeded the carrying value of the broadcast licenses, the assets were deemed not to be impaired.  For our impairment reviews completed during 2009 and 2010, we did not discount the prior period appraised fair value of any broadcast market cluster as in most markets the carrying value has been reduced to equal the fair value.  Due to the number of recent appraisals, we compared actual operating revenues as of the period end to the projected revenues used in the most recent appraisals. Markets with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

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

For market clusters that do not meet the first or second test benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, is engaged to perform an appraisal of the indefinite-lived intangible asset(s). Bond & Pecaro utilizes an income approach to value broadcast licenses.  The income approach measures the expected economic benefits that the broadcast licenses provides and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license.  The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate.  The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business.  The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(13.2%) - (15.2%)	(13.2%) - (15.2%)
Out-year market growth range	(0.2%) – 2.5%	(0.2%) – 2.5%
Market share range	0.7% - 20.2%	0.7% - 20.2%
Operating profit margin range	4.7% - 40.9%	4.7% - 40.9%

As of the interim testing period ended September 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(2.0%)	(2.0%)
Out-year market growth range	0.4% - 2.5%	0.4% - 2.5%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 40.7%	4.7% - 40.7%

As of the annual testing period ended December 31, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
2010 Market growth rates	(3.0%)	(3.0%)
Out-year market growth range	0.3% - 3.8%	0.3% - 3.8%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 38.3%	4.7% - 38.3%

As of the annual testing period ended December 31, 2010:	Broadcast Licenses	Goodwill
Discount rate	9.0%	9.0%
2011 Market growth rates	2.5% - 3.1%	2.5% - 3.1%
Out-year market growth range	0.25% - 2.5%	0.25% - 2.5%
Market share range	0.3% - 7.1%	0.3% - 7.1%
Operating profit margin range	4.5% - 36.3%	4.5% - 36.3%

We also test goodwill balances within the broadcast segment for impairment on an annual basis and between annual tests when there are indications of impairment.  The first step of our goodwill impairment test, used to identify potential impairment, compares the most recent appraised fair value of the market cluster for markets with actual operating results that exceeded the estimates used in the appraisal model to the carrying value of the market cluster, including goodwill.  If the appraised fair value exceeded the carrying value, goodwill is deemed not to be impaired.  For market clusters that were not appraised, we determined the implied fair value of the market cluster as a multiple of SOI as noted in our second test of the FCC license value.  If the implied fair value exceeded the carrying value of the market cluster, goodwill is deemed not to be impaired.  Market clusters that do not meet these two tests are subject to appraisal.

The second test of the goodwill impairment test, used to measure the impairment loss, compares either the appraised value or the implied fair value of the market cluster including goodwill to the carrying value of the market cluster including goodwill.  If the carrying value exceeded these amounts, a loss is recognized in an amount equal to the excess.

The results of our impairment testing for our broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2009
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Colorado Springs, CO	Yes	66.6%
Solid Gospel Radio Network	Yes	121.7%
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

As of the annual testing period ended December 31, 2010
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Boston, MA	Yes	2.4%
Chicago, IL	Yes	20.6%
Detroit, MI	Yes	13.3%
Phoenix, AZ	Yes	17.9%
Sacramento, CA	Yes	6.0%
San Francisco, CA	Yes	28.3%

There was no goodwill impairment for the testing period ended December 31, 2010.  As a result of our review and valuation for the testing period ended December 31, 2009, we recognized a pre-tax impairment charge of $0.2 million associated with the value of broadcast licenses in the Detroit market.  In addition, we recognized (1) pre-tax impairment charges during our September 30, 2009, interim review and valuation of $14.1 million associated with the value of broadcast licenses in the Cleveland, Atlanta, Detroit and Portland markets; and (2) pre-tax impairment charges recognized during our June 30, 2009 interim review and valuation of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets and $0.4 million associated with the value of goodwill in the Dallas market.  For the annual review and valuation for the period ended December 31, 2008, we recognized impairment charges of $73.0 million associated with the value of broadcast licenses and goodwill in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.

The broadcast impairments recognized during 2009 were driven in part by declining revenues at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments were indicative of a trend in the broadcast industry and were not unique to the company.

When performing impairment testing for our non-broadcast indefinite-lived intangible assets, we review the financial performance of the reporting unit against established internal benchmarks. For testing periods as of December 31, 2008 and prior, the first step of our impairment testing compared the fair value as determined from an independent third-party to the carrying value to determine the degree by which the amounts differed.  We had discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions.  If the discounted fair value exceeded the carrying value of the indefinite-lived intangible assets, the assets were deemed not to be impaired.  For our impairment reviews completed during 2009 and 2010, we did not discount the prior period appraised fair value of any reporting unit as the carrying value of the unit had already been reduced to equal the fair value.  Due to the number of recent appraisals, we compared actual operating revenues as of the period end to the projected revenues used in the most recent appraisals. Reporting units with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

The second step of our impairment testing process compared the carrying value of the indefinite-lived intangible assets, specifically mastheads and goodwill, for each reporting unit as of the testing date to the enterprise value. Enterprise value is defined as six times the net operating income for each reporting unit as of the trailing 12 months plus the net book value of the property, plant and equipment of the operating unit. For the annual testing periods ended December 31, 2010 and 2009, we used the actual net operating income for each reporting unit for the last twelve months.  As media entities are typically sold on the basis of a multiple of projected operating income, usually in excess of eight, we believe that a benchmark of six appears conservative even in today’s market. We evaluate the multiples used in our testing based on market data available as of each testing date. If the carrying value of the intangibles is less than the enterprise value, the intangible assets are deemed not to be impaired.

For reporting units that do not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, is engaged to perform an appraisal of the indefinite-lived asset(s). Bond & Pecaro utilizes an income approach to estimate the fair value of the businesses. The income approach measures the expected economic benefits these assets bring to the holder. The fair value of the business may be expressed by discounting these future benefits. The discounted cash flow model incorporated variables such as projected revenues, operating cash flow margins, and a discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years; which is typically the time media and technology property investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment for each testing period was as follows:

As of the interim testing period ended June 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.0%	9.0%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

As of the interim testing period ended September 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	17.0%	17.0%
Operating cash flow growth rate	3.5%	3.5%
Long-term growth rate	3.5%	3.5%

As of the annual testing period ended December 31, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.5%	9.5%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%
As of the annual testing period ended December 31, 2010:	Other indefinite-lived intangible assets	Goodwill
Discount rate	8.5%	8.5%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

We also test goodwill balances within the non-broadcast segment for impairment on an annual basis and between annual dates when there are indications of impairment. The first step of the goodwill impairment test is used to identify potential impairment; by comparing the most recent appraised fair value of the reporting unit to the carrying value of the reporting unit including goodwill. If the appraised fair value exceeds the carrying value, goodwill is deemed not to be impaired. For reporting units that were not appraised, we use the implied fair value of the reporting unit, or enterprise value, as noted in our second test of the internal review. If the implied fair value exceeds the carrying value, goodwill is deemed not to be impaired. If these criteria are not met, a second test is applied.

The second test of the goodwill impairment test, used to measure the amount of any impairment loss, compares either the appraised fair value or the implied fair value of the reporting unit including goodwill to the carrying value of the reporting unit including goodwill. If the carrying value exceeds these amounts, a loss is recognized in an amount equal to the excess.  There were no impairments recognized for the annual testing period ended December 31, 2010.  For the interim testing period ended June 30, 2009, we recognized an impairment charge of $1.2 million associated with the value of goodwill and mastheads in our non-broadcast segment.  For the interim testing period ended September 30, 2009 and the annual testing period ended December 31, 2009, there were no impairments recognized.

The results of our impairment testing process for our non-broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	26.1%

As of the interim testing period ended September 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
OnePlace	Yes	35.5%
Townhall.com	Yes	57.0%

As of the annual testing period ended December 31, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	26.6%

As of the annual testing period ended December 31, 2010
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	79.2%

The economic downturn that began during 2007 negatively affected our ability to generate revenues. The discount rate assumptions used in our impairment tests are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units. Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. Included in our broadcast valuation estimates are a 2.5% to a 3.1% increase in revenues for 2011 as compared to 2010 followed by up to a 1.6% increase in 2012 as compared to 2011. Included in our non-broadcast valuation estimates are projected profit margins of up to 2.0% projected for 2011, increasing to 3.3% in 2012.  Failure to achieve the anticipated growth rates and/or declines in excess of those amounts may result in future impairment losses, the amount of which may be material.

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.  During 2010, we recognized a net decrease of $0.1 million in liabilities and at December 31, 2010, had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2010, is as follows (dollars in thousands):

Balance at January 1, 2010	$3,754
Additions based on tax positions related to the current year	208
Additions based on tax positions related to prior years	8
Reductions related to tax positions of prior years	-
Decrease due to statute expirations	(241)
Related interest and penalties, net of federal tax benefits	(75)
Balance as of December 31, 2010	$3,654

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.6 million as of December 31, 2010 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

The fair value of our liabilities is impacted by our credit ratings as established by agencies such as Moody’s Investor Services (“Moody’s) and Standard & Poor’s (“S&P”).  The estimated change in the fair value of these liabilities, including the credit risk and all other market variables, was a gain of $1.5 million for the period ended December 31, 2009.  We settled our outstanding swap transactions on December 1, 2009 when we terminated our then existing bank credit facilities, resulting in a loss of $2.3 million.  The loss represents the difference in the discounted value as estimated in accordance with FASB ASC Topic 820 and the actual amount the bank was willing to accept in an arms-length transaction.

As of December 31, 2010, each major category of assets measured at fair value on a non-recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
As of December 31, 2010:	(Dollars in thousands)
Non-recurring assets subject to fair value measurement:
Broadcast licenses	$ 82,881	—	—	$ 82,881
Goodwill	483	—	—	483
Other indefinite-lived intangible assets	1,961	—	—	1,961
Total	$ 85,325	—	—	$ 85,325

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

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock awards are granted to employees, directors, officers and advisors of the company.  A maximum of 3,100,000 shares are authorized under the Plan, of which 1,151,998 are outstanding and 560,151 are exercisable as of December 31, 2010.

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.”  We record equity awards under the fair value method with share-based compensation measured at the fair value of the award as of the grant date.  The exercise price for options is equal to the closing market price of Salem Communications common stock on the date of grant.  We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events).  ASU No. 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU No. 2010-09 is effective upon the issuance of the final update and had no impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”), which replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis.  The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”).  The party that meets both these criteria is deemed to have a controlling financial interest.  The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  ASU No. 2009-17 had no impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “ Improving Disclosures about Fair Value Measurements ” (“ASU No. 2010-06”), which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU No. 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 provides guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  ASU No. 2009-13 also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  ASU No. 2009-13 is effective as of January 2011 with early adoption permitted. The adoption of ASU No. 2009-13 did not have a material impact on our financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We currently expect to fund any future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facility, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and the notes from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations.

Cash Flows

Cash and cash equivalents decreased $8.1 million to $0.8 million as of December 31, 2010 compared to $8.9 million as of the same period of the prior year.  Working capital decreased $6.7 million to $17.4 million as of December 31, 2010, compared to $24.1 million for the same period of the prior year.

The following events impacted our liquidity and capital resources during the year ended December 31, 2010:

•

Our net income from continuing operations increased $10.2 million to $1.9 million from a loss of $8.3 million for the prior year;

•

Consolidated net receivables increased $2.4 million to $30.0 million from $27.6 million as of the prior year;

•

Capital expenditures increased $4.1 million to $7.8 million from $3.7 million for the prior year;

•

Cash paid for acquisitions increased $4.7 million to $8.4 million from $3.7 million for the prior year;

•

A special cash distribution of $0.20 per share on our outstanding Class A Common Stock was paid on December 13, 2010 in the amount of $4.8 million;

•

We redeemed $30.0 million of total principal on the 9 5/8% notes at a price equal to 103% of face value, or $30.9 million in cash; and

•

We increased the outstanding balance on our Revolver by $20.0 million, to $35.0 million as of December 31, 2010 compared to $15.0 million as of the same period of the prior year.

Credit Facilities

The Revolver and the 9 5/8% Notes have been entered into by Salem Communications Corporation.  Our parent company, Salem Communications Corporation has no independent assets or operations.  All of the subsidiaries of Salem Communications Corporation are currently guarantors of the Revolver and the 9 5/8% Notes. The guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into the Revolver.  We amended the Revolver on November 1, 2010 to increase the capacity from $30 million to $40 million.  The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/8% Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.  The Revolver is a three-year credit facility, which includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the Credit Agreement relating to the Revolver. Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium.  At December 31, 2010, the blended interest rate on amounts outstanding under the Revolver was 3.76%.

During the year ended December 31, 2010, the amounts outstanding on our Revolver ranged from zero to $37.0 million.  Cash flows from operations during the first quarter of 2010 were used to pay down the Revolver balance to $2.0 million as of March 31, 2010.  The Revolver balance was paid in full as of April 4, 2010.  During the second quarter of 2010, we increased the Revolver balance to $26.0 million, inclusive of the $2.0 million repayment, to fund our acquisition of GodTube.com for $2.5 million on June 8, 2010 and to redeem $17.5 million of principal on our 9 5/8% Notes for $18.0 million on June 1, 2010, as well as our bond interest payment on June 15, 2010 of $14.7 million.  During the third quarter of 2010, we used cash flows from operations of $11.5 million to reduce the balance outstanding on the Revolver to $17.5 million at September 30, 2010.  During this quarter we used $3.0 million of borrowings to fund our acquisition of WWRC-AM for $3.1 million on August 3, 2010 and Samaritan Funding for $0.6 million on September 1, 2010.  The Revolver balance increased by $17.5 million, inclusive of $7.5 million in repayments, during the fourth quarter of 2010 due to the redemption of $12.5 million of principal on our 9 5/8% Notes for $12.9 million on December 1, 2010, the cash distribution of $4.8 million on December 6, 2010, and the bond interest payment of $13.0 million on December 15, 2010.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of December 31, 2010, our leverage ratio was 5.76 to 1 and our interest coverage ratio was 1.76 to 1.  We were and remain compliant with our debt covenants.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of the 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of December 31, 2009 and 2010, accrued interest on 9 5/8% Notes was $2.4 million and $1.2 million, respectively.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  During the year ended December 31, 2009 and 2010, approximately $16,000 and $0.2 million of the discount has been recognized as interest expense.

On June 1, 2010, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt which includes $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8%  Notes.

On December 1, 2010, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8%  Notes.

The carrying value of the 9 5/8% Notes is $298.1 million and $268.5 million as of December 31, 2009 and 2010.

Prior Credit Facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), was the borrower under our prior credit facilities.  The prior credit facilities included commitments of $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“Term Loan B”) and a $165.0 million term loan C facility (“Term Loan C”).  On December 1, 2009, we used the proceeds of the 9 5/8% Notes, a portion of the Revolver, and approximately $27 million of cash on hand to fully repay amounts outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to fully repay all outstanding aggregate principal of $89.7 million on the 7 ¾% Notes.  We recorded a loss of $1.7 million which included $1.1 million of unamortized bank loan fees on the prior credit facility, $0.1 million of unamortized bond issue costs on the 7 ¾% Notes and $0.4 million of legal and dealer fees associated with the calling of the 7 ¾% Notes and prior credit facility.

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

Summary of long-term debt obligations

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2009	As of December 31, 2010
	(Dollars in thousands)
Revolving credit facility under senior credit facility	$15,000	$35,000
9 5/8% senior secured second lien notes due 2016	298,111	268,479
Capital leases and other loans	936	1,048
	$314,047	$304,527
Less current portion	(78)	(111)
	$313,969	$304,416

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2010:

•

Outstanding borrowings of $35.0 million under the Revolver, with interest payments equal to LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$270.0 million 9 5/8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fee of 0.75% on the unused portion of the Revolver.

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

In prior years, we incurred significant impairment losses with regard to our broadcast indefinite-lived intangible assets.  These losses are attributable to estimated increases in the weighted-average cost of capital, a decline in the estimated terminal or exit values assigned to broadcast licenses because of industry wide declines in radio station transaction multiples, decreases in projected future cash flows, and a significant decline in projected revenues as of the impairment dates as compared to prior periods.

In prior years, we also incurred significant impairment losses with regard to our non-broadcast indefinite-lived intangible assets.  These losses are attributable to an increase in the weighted average cost of capital, a decline in the estimated terminal or exit values assigned to the assets because of industry wide declines in the total number of magazines sold, a decrease in projected future cash flows, and a significant decline in projected profit margins.

Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues.  Our non-broadcast operating entities are also dependent upon advertising revenue.  The economic downturn that began during 2007 negatively impacted our ability to generate revenues.  Included in the broadcast valuation estimates prepared by Bond & Pecaro on a market participant basis for the testing period ended December 31, 2010, are increases in revenue of 2.5% to 3.1% for 2011 as compared to 2010 followed by increases of 0.25% to 1.6% in 2012 as compared to 2011. Included in the non-broadcast valuation estimates prepared by Bond & Pecaro on a market participant basis are projected profit margins of 2.0% for 2011.  Failure to achieve these anticipated growth rates may result in future impairment losses, the amount of which may be material.

Given the current economic environment and uncertainties surrounding the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the economic downturn, or the period and strength of recovery, made for the purpose of our indefinite-lived intangible fair value estimates will prove to be accurate.  Using market indicators from several industry analysts, our valuation estimates prepared by Bond & Pecaro on a market participant basis anticipate revenues to show improvements of between 2.5% to 3.1% for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2009 and 2010, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

The following table summarizes our aggregate contractual obligations at December 31, 2010, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than than 1	1-3	3-5	More Than 5
Obligations	Total	One year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	303,479	—	35,000	—	268,479
Interest payments on long-term debt (1)	159,015	27,375	53,415	52,076	26,149
Capital lease obligations and other loans	1,048	111	222	163	552
Operating leases	63,684	8,861	15,458	12,769	26,596
Total contractual cash obligations	527,226	36,347	104,095	65,008	321,776

(1)

Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2010 rates.  Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing.   See Note 6 to the accompanying consolidated financial statements for further details.

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

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.99% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.9 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $3.1 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.6 million gain and upon termination of the swap, we recognized a $0.8 million loss.   Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three-month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap after October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $1.0 million in accumulated other comprehensive losses was reclassified into interest expense.

On April 26, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.70% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.9 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.5 million gain and upon termination of the swap, we recognized a $0.8 million loss.  Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three-month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap after October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.7 million in accumulated other comprehensive losses was reclassified into interest expense.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.53% as compared to LIBOR on then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.7 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.5 million gain and upon termination of the swap, we recognized a $0.7 million loss.  Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three-month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap after October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.2 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.6 million in accumulated other comprehensive losses was reclassified into interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salem Communications Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

SingerLewak LLP

Los Angeles, California

March 11, 2011

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31,
ASSETS	2009	2010
Current assets:
Cash and cash equivalents	$8,945	$828
Restricted cash	100	100
Trade accounts receivable (less allowance for doubtful accounts of $10,303 in 2009 and $10,040 in 2010)	27,289	29,363
Other receivables	282	623
Prepaid expenses	3,177	3,320
Deferred income taxes	4,700	5,974
Total current assets	44,493	40,208
Property, plant and equipment (net of accumulated depreciation of $107,141 in 2009 and $117,212 in 2010)	121,174	115,867
Broadcast licenses	375,317	378,362
Goodwill	17,642	18,361
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $18,412 in 2009 and $20,496 in 2010)	2,881	5,528
Bond issue costs	7,078	6,084
Bank loan fees	1,515	1,265
Notes receivable	2,673	2,327
Other assets	4,311	4,523
Total assets	$579,045	$574,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,758	$961
Accrued expenses	5,318	7,425
Accrued compensation and related expenses	4,677	6,325
Accrued interest	2,450	1,264
Deferred revenue	6,005	6,513
Income tax payable	87	210
Current portion of long-term debt and capital lease obligations	78	111
Total current liabilities	20,373	22,809
Long-term debt and capital lease obligations, less current portion	313,969	304,416
Deferred income taxes	38,973	42,296
Deferred revenue	7,728	7,898
Other liabilities	803	663
Total liabilities	381,846	378,082
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 20,437,742 and 21,000,193 issued and 18,120,092 and 18,682,543 outstanding at December 31, 2009 and 2010, respectively	204	209
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2009 and 2010	56	56
Additional paid-in capital	228,839	230,947
Retained earnings (loss)	2,106	(802)
Treasury stock, at cost (2,317,650 shares at December 31, 2009 and 2010)	(34,006)	(34,006)
Total stockholders’ equity	197,199	196,404
Total liabilities and stockholders’ equity	$579,045	$574,486
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2008	2009	2010
Net broadcast revenue	$194,113	$172,055	$174,933
Non-broadcast revenue	28,377	27,158	31,989
Total revenue	222,490	199,213	206,922
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $1,255, $1,246 and $1,268 for the years ended December 31, 2008, 2009 and 2010, respectively, paid to related parties)	124,881	108,149	110,421
Non-broadcast operating expenses exclusive of depreciation and amortization shown below	25,867	23,555	28,418
Corporate expenses exclusive of depreciation and amortization shown below (including $188, $135 and $209 for the years ended December 31, 2008, 2009 and 2010, respectively, paid to related parties)	20,040	14,005	16,613
Depreciation (including $1,506, $1,965 and $2,034 for the years ended December 31, 2008, 2009 and 2010, respectively, for non-broadcast businesses)	13,333	13,441	12,570
Amortization (including $2,720, $1,624 and $1,977 for the years ended December 31, 2008, 2009 and 2010, respectively, for non-broadcast businesses)	2,803	1,679	2,084
Cost of denied tower site, abandoned projects and terminated transactions	1,275	1,111	—
Impairment of indefinite-lived intangible assets	73,010	27,996	—
(Gain) loss on disposal of assets	(6,892)	1,676	255
Total operating expenses	254,317	191,612	170,361
Operating income (loss) from continuing operations	(31,827)	7,601	36,561
Other income (expense):
Interest income	247	290	183
Interest expense	(22,381)	(20,079)	(30,297)
Change in fair value of interest rate swaps	(4,827)	(781)	—
Gain on bargain purchase	—	1,634	—
Gain (loss) on early redemption of long-term debt	4,664	(1,050)	(1,832)
Other income (expense), net	121	(88)	(16)
Income (loss) from continuing operations before income taxes	(54,003)	(12,473)	4,599
Provision for (benefit from) income taxes	(19,151)	(4,210)	2,667
Income (loss) from continuing operations	(34,852)	(8,263)	1,932
Income (loss) from discontinued operations, net of tax	1,766	(83)	—
Net income (loss)	$(33,086)	$(8,346)	$1,932
Other comprehensive loss, net of tax	(480)	—	—
Comprehensive income (loss)	$(33,566)	$(8,346)	$1,932

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2008	2009	2010
Basic earnings per share data:
Earnings (loss) per share from continuing operations	$(1.47)	$(0.35)	$0.08
Earnings (loss) per share from discontinued operations	0.07	—	—
Basic earnings (loss) per share	(1.40)	(0.35)	0.08

Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$(1.47)	$(0.35)	$0.08
Earnings (loss) from discontinued operations	0.07	—	—
Diluted earnings (loss) per share	(1.40)	(0.35)	0.08

Basic weighted average shares outstanding	23,671,288	23,803,864	24,086,829

Diluted weighted average shares outstanding	23,671,288	23,803,864	24,653,465

See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

	Class A		Class B					Accumulated
	Common Stock		Common Stock		Additional	Retained		Other
					Paid-In	Earnings	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Loss)	Stock	Income (Loss)	Total
Stockholders' equity, December 31, 2007	20,432,742	204	5,553,696	56	224,878	43,538	(34,006)	(1,492)	233,178
Lapse of restricted shares	5,000	—	—	—	—	—	—	—	—
Tax benefit related to stock options exercised	—	—	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	3,374	—	—	—	3,374
Net unrealized (loss) on interest rate swaps	—	—	—	—	—	—	—	(480)	(480)
Change in fair value of interest rate swaps								131	131
Net loss	—	—	—	—	—	(33,086)	—	—	(33,086)
Stockholders' equity, December 31, 2008	20,437,742	204	5,553,696	56	228,251	10,452	(34,006)	(1,841)	203,116
Stock-based compensation	—	—	—	—	588	—	—	—	588
Change in fair value of interest rate swaps	—	—	—	—	—	—	—	482	482
Termination of interest rate swaps	—	—	—	—	—	—	—	1,359	1,359
Net loss	—	—	—	—	—	(8,346)	—	—	(8,346)
Stockholders' equity, December 31, 2009	20,437,742	204	5,553,696	56	228,839	2,106	(34,006)	—	197,199
Stock-based compensation	—	—	—	—	1,437	—	—	—	1,437
Lapse of restricted shares	5,000	—	—	—	—	—	—	—	—
Options exercised	557,451	5	—	—	333	—	—	—	338
Tax benefit related to stock options exercised	—	—	—	—	338	—	—	—	338
Dividends	—	—	—	—	—	(4,840)	—		(4,840)
Net income	—	—	—	—	—	1,932	—	—	1,932
Stockholders' equity, December 31, 2010	21,000,193	209	5,553,696	56	230,947	(802)	(34,006)	—	196,404
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2008	2009	2010
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(34,852)	$(8,263)	$1,932
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	3,374	588	1,437
Excess tax benefit from stock options exercised	1	—	(338)
Depreciation and amortization	16,136	15,120	14,654
Amortization of bond issue costs and bank loan fees	1,161	1,400	1,639
Amortization and accretion of financing items	49	21	189
Provision for bad debts	5,006	4,881	2,205
Deferred income taxes	(18,144)	(3,161)	2,387
Change in fair value of interest rate swaps	4,827	781	—
Cost of denied tower site, abandoned projects and terminated transactions	1,275	1,111	—
Impairment of indefinite-lived intangible assets	73,010	27,996	—
(Gain) loss on disposal of assets	(6,892)	1,676	255
Gain on bargain purchase	—	(1,634)	—
(Gain) loss on early redemption of debt	(4,664)	1,050	1,832
Non-cash interest charges related to interest rate swaps	—	1,841	—
Changes in operating assets and liabilities:
Accounts receivable	(3,023)	(3,618)	(4,620)
Prepaid expenses and other current assets	81	(430)	(181)
Accounts payable and accrued expenses	(1,396)	643	710
Deferred revenue	1,844	127	843
Other liabilities	(128)	(401)	(446)
Income taxes payable	238	(260)	123
Net cash provided by continuing operating activities	37,901	39,468	22,621
INVESTING ACTIVITIES
Capital expenditures	(9,084)	(3,731)	(7,831)
Deposits on radio station acquisitions	(2,725)	2,725	—
Deposit on equipment	—	—	(193)
Purchases of broadcast businesses and assets	(12,418)	(3,745)	(3,090)
Purchases of non-broadcast businesses	(1,339)	—	(5,270)
Purchases of real estate from principal stockholders	(5,013)	—	—
Proceeds from the disposal of assets	9,253	353	44
Deposit received on pending sale of broadcast business	—	—	1,000
Proceeds from eminent domain of property	—	—	996
Net cash outflows from related party residential purchase	—	—	(155)
Reimbursement of tower relocation costs	—	1,742	—
Other	(491)	(195)	(89)
Net cash used in investing activities of continuing operations	(21,817)	(2,851)	(14,588)
FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	—	(2,850)	(319)
Payments of bond issue costs	—	(7,163)	(681)
Payments of bond premium in connection with early redemption	—	—	(900)
Payments to terminate interest rate swap agreements	—	(8,679)	—
Payments to redeem 7 3/4% Notes	(4,698)	(89,945)	—
Payments to redeem 9 5/8% Notes	—	—	(30,000)
Proceeds from issuance 9 5/8% Notes, net of original issue discount	—	298,095	—
Proceeds from borrowings under credit facilities	15,000	15,000	54,000
Payments of long-term debt and notes payable	(30,402)	(232,468)	(34,000)
Net borrowings and repayment of Swingline credit facility	(2,952)	—	—
Proceeds from exercise of stock options	—	—	338
Excess tax benefit related to stock options exercised	(1)	—	338
Payment of cash dividend on common stock	—	—	(4,840)
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Year Ended December 31,
	2008	2009	2010
Payments on capital lease obligations and seller financed note	(1,396)	(1,371)	(86)
Restricted cash	—	(100)	—
Book overdraft	(555)	—	—
Net cash used in financing activities	(25,004)	(29,481)	(16,150)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(1,485)	(83)	—
Investing cash flows	11,850	—	—
Total cash inflow (outflows) from discontinued operations	10,365	(83)	—
Net increase (decrease) in cash and cash equivalents	1,445	7,053	(8,117)
Cash and cash equivalents at beginning of period	447	1,892	8,945
Cash and cash equivalents at end of period	$1,892	$8,945	$828

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	17,974	14,200	29,668
Income taxes	428	314	160
Non-cash investing and financing activities:
Note receivable acquired in exchange for radio station	1,500	—	—
Assets acquired under capital leases	—	—	238
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

Description of Business

Salem is a domestic commercial radio broadcasting company that provides programming targeting audiences interested in Christian and family-themed content.  Our core business is the ownership and operation of radio stations in large metropolitan markets.  Upon the close of all announced transactions, we will own and/or operate 95 radio stations across the United States.  We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and RSN are radio networks that produce and distribute talk, news and music programming to numerous radio stations in the U.S., including some of our own stations.  SMR and VMR sell commercial air time to national advertisers for Salem’s radio stations and networks, as well as for independent radio station affiliates.

In addition to our radio broadcast business, we also own and operate a non-broadcast media division.  This division consists of Salem Web Network (“SWN”), a provider of online Christian and conservative-themed content in addition to audio and video streaming, Salem Publishing™, a publisher of Christian magazines and Xulon Press™, a provider of print-on-demand publishing services targeting the Christian audience. SWN’s content, both in text and audio, can be accessed through our national portals that include OnePlace.com, Crosswalk.com®, Christianity.com, GodTube.com and Townhall.com®. SWN’s content can also be accessed through our local radio station websites, which provide content of interest to local listeners.  We also own and operate Salem Consumer Products, an online site providing books, DVD’s and editorial content.  The revenue and related operating expenses of these businesses are reported as “non-broadcast” on our Consolidated Statements of Operations.

Cash and Cash Equivalents

We consider all highly liquid debt instruments, purchased with an initial maturity of three-months or less, to be cash equivalents. The carrying value of our cash equivalents approximated fair value at each balance sheet date.

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

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing.  Our customers principally include not-for-profit charitable organizations and commercial advertisers.  Revenue from the sale of products and services from our non-broadcast businesses are recognized when the products are shipped and the services are rendered.  Revenues from the sale of advertising in our magazines are recognized upon publication.  Revenue from the sale of subscriptions to our publications are recognized over the life of the subscription.  Revenue from book sales are recorded when shipment occurs.

Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received.  The value of the goods and services received in such barter transactions is charged to expense when used.  Barter advertising revenue included in broadcast revenue for the years ended December 31, 2008, 2009 and 2010 was approximately $4.9 million, $5.0 million and $4.6 million, respectively, and barter expenses were approximately the same as barter revenue for each period.  We record broadcast advertising provided in exchange for goods and services as broadcast revenue and the goods or services received in exchange for such advertising as broadcast operating expenses.

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events or some combination thereof.  The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available.  Objective evidence of fair value includes the price charged for each element when it is sold separately.  The estimated selling price is the price that we would transact if the deliverable were sold regularly on a standalone basis.  Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.  The adoption of ASU No. 2009-13 did not change the units of accounting, how we allocate consideration to various units of accounting, or the timing of revenue recognition.

Accounting for Stock-Based Compensation

The company has one employee stock compensation plan, described more fully in “Note 11. Stock Option Plan.”  We account for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation—Stock Compensation.”  We record equity awards under the fair value method with share-based compensation measured at the fair value of the award as of the grant date.  The exercise price for options is equal to the closing market price of Salem Communications common stock on the date of grant.

We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-

out basis as if each vesting period was a separate award. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, we followed the alternative transition method discussed in the FASB ASC Topic 718.

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

Accounting for Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation.  Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and building that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest.  The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt.  We capitalized interest of $45,000 and $26,000 during the years ended December 31, 2009 and 2010, respectively.  Repair and maintenance costs are charged to expense as incurred.  Capital improvements are capitalized when they extend the life of the asset or enhance the quality or ability of the asset to benefit operations.  Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software and website development costs	3 years
Record and tape libraries	5 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment.  When indicators of impairment are present and the cash flows estimated to be generated from these assets is less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary.  No adjustments to the carrying amounts of property, plant and equipment were made during the years ended December 31, 2008, 2009 and 2010.

Accounting for Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in FASB ASC Topic 350-40 “Internal-Use Software.”  Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred.  Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites.  Costs incurred that involve providing additional functions and features to the website are capitalized.  Costs associated with website planning, maintenance, content development and training are expensed as incurred.  Capitalized costs are generally amortized over the estimated useful life of three years.  We capitalized $1.8 million, $1.2 million and $2.7 million during the years ended December 31, 2008, 2009 and 2010, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $0.7 million, $1.3 million and $1.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

The carrying value of amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment.  In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary.  No adjustments to the carrying amounts of amortizable intangible assets have been made during the years ended December 31, 2008, 2009 and 2010.

Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 69% of our total assets as of December 31, 2010 consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related broadcast license for each property.  Broadcast licenses are renewed  with the FCC every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.  Please refer to “Note 2 – Impairment of Goodwill and Other Indefinite-Lived Intangible Assets” for a further discussion of our testing plan and impairments recognized.  The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information is available and the level reviewed by management to analyze operating results.  Goodwill and mastheads, primarily attributable to our non-broadcast operating segment, are tested at the business unit level, which we define by publication or website.

Gain or Loss on Disposal of Assets

We record gains or losses on the disposal of assets equal to the proceeds, if any, compared to the net book value.  Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “Non-Monetary Transactions.”  For the year ended December 31, 2010, we recorded a loss on disposal of assets of $0.3 million which includes a $0.2 million pre-tax loss pending the sale of WAMD-AM, Aberdeen, Maryland, that closed on March 1, 2011, a $0.2 million loss on a related party real estate transaction and $0.2 million of losses related to various other fixed assets and equipment disposals offset by a $0.3 million pre-tax gain associated with the seizure of our property by the Dallas County School District.  For the year ended December 31, 2009, we recorded a loss on disposal of assets of $1.7 million that included the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.  For the year ended December 31, 2008, we recorded a gain on the disposal of assets of $6.9 million which included the sale of radio station WRVI-FM, Louisville, Kentucky for $3.0 million resulting in a pre-tax gain of $1.1 million, the sale of radio station KTEK-AM, Houston, Texas for $7.8 million resulting in a pre-tax gain of $6.1 million, partially offset by various fixed assets disposals.

Leases

We lease various facilities including broadcast tower and transmitter sites.  When a lease is entered, we determine the classification of the lease as either a capital or operating lease based on the factors listed in FASB ASC Topic 840 “Leases.”  Lease terms generally range from one to twenty-five years with rent expense recorded on a straight line basis for financial reporting purposes.  We also sublease owned towers under various agreements with other broadcasters.  Lease terms generally cover a sixty year term, over which time we recognize rental income on a straight-line basis.  Deferred rent revenue was $4.9 million and $4.8 million at December 31, 2009 and 2010, respectively.

Leasehold Improvements

We may elect to construct or otherwise invest in leasehold improvements to properties.  We capitalize the cost of the improvements that are then amortized over the shorter of the useful life of the improvement or the remaining lease term.

Bond Issue Costs and Bank Loan Fees

Bond issue costs represent costs incurred in conjunction with the issuance of the 9 5/8% Senior Secured Second Lien Notes on December 1, 2009 (“9 5/8%  Notes”).  The costs are being amortized over the term of the 9 5/8% Notes as an adjustment to interest expense.  Bank loan fees represent costs incurred with the new Senior Credit Facility, which is a revolving credit facility (“Revolver”) entered on December 1, 2009.  The costs are being amortized over the three-year term of the Revolver as an adjustment to interest expense.  During the year ended December 31, 2010, approximately $0.7 million of bond issue costs were written off in conjunction with the early redemption of $30.0 million of the 9 5/8%  Notes.  During the year ended December 31, 2009, approximately $0.1 million of bond issues costs were written off upon the calling and retirement of the 7 ¾% Notes.  Also during the year ended December 31, 2009, bank loan fees associated with our prior credit facility of $1.1 million were written-off.   During the year ended December 31, 2008, approximately $28,000 of bond issue costs were written off in conjunction with the early redemption of $9.4 million of the 7 3/4% Notes through the use of an unsecured subsidiary, SIC.

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits.  We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported.  Any projection of losses concerning our liability is subject to a high degree of variability.  Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns.  Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted in the future.  The self-insurance liability was $0.5 million and $0.6 million at December 31, 2009 and 2010, respectively.

Local Programming and Marketing Agreement Fees

We enter into Local Marketing Agreement (“LMA”) or Time Brokerage Agreements (“TBA”) in connection with acquisitions of radio stations that are pending FCC regulatory approval of transfer of the broadcast licenses.  Under the terms of these agreements, we make specified periodic payments to the owner in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time.  We record revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages.  Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.  We also enter into LMA’s in connection with dispositions of radio stations.  In such cases, we may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.

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

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings.  Included in the $2.1 million accrual was $0.1 million related interest, net of federal income tax benefits.  During 2009, we recognized a net increase of $0.1 million in liabilities and at December 31, 2009, had $3.8 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.1 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.  During 2010, we recognized a net decrease of $0.1 million in liabilities and at December 31, 2010, had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2010, is as follows (dollars in thousands):

Balance at January 1, 2010	$3,754
Additions based on tax positions related to the current year	208
Additions based on tax positions related to prior years	8
Reductions related to tax positions of prior years	-
Decrease due to statute expirations	(241)
Related interest and penalties, net of federal tax benefits	(75)
Balance as of December 31, 2010	$3,654

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.6 million as of December 31, 2010 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Comprehensive Loss

We recognized the gains and losses on the effective portion of our interest rate swap derivative instruments that were designated as, and qualified as, cash flow hedges as a component of Other Comprehensive Loss as defined by FASB ASC Topic 220 “Comprehensive Income.”  As of October 1, 2008, we elected a one-month reset on our then outstanding Term Loan C rather than the three-month reset period.  As our interest rate swap agreements contained a three-month reset period, the swaps were no longer effective and no longer qualified as cash flow hedges.  As a result, changes in the fair value of our swaps were no longer deferred in other comprehensive income, but rather impacted current period income.

Other comprehensive loss recognized in prior periods reflects changes in the fair value of each of our cash flow hedges for the time that the cash flow hedges qualified as effective as follows:

Year Ended December 31,
2008
(Dollars in thousands)
Mark-to-market loss	$(800)
Less tax benefit	(320)
Other comprehensive loss, net of tax	$(480)

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period.  Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 562,175, 1,341,875 and 1,151,998 shares of Class A common stock and unvested restricted stock shares of zero, 5,000 and 10,000 were outstanding at December 31, 2008, 2009 and 2010.  Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price.  These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.  There were no dilutive shares for the years ended December 31, 2008 or 2009.  The number of anti-dilutive shares as of December 31, 2010 was 360,164.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
Weighted average shares	23,671,288	23,803,864	24,086,829
Effect of dilutive securities - stock options	—	—	566,636
Weighted average shares adjusted for dilutive securities	23,671,288	23,803,864	24,653,465

Segments

We have one reportable operating segment—radio broadcasting.  The remaining non-reportable segments consist of our Internet businesses, SWN, Townhall.com®, and Salem Consumer Products and our publishing businesses, Salem Publishing and Xulon Press™, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated as non-broadcast.  The radio broadcasting segment also operates various radio networks.  We present our segment operating results in Note 16.

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

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.  These reclassifications include the accounting for WRRD-AM, Milwaukee, Wisconsin, WFZH-FM, Milwaukee, Wisconsin, and CCM Magazine, as discontinued operations as discussed in Note 3.  The accompanying Consolidated Statements of Operations reflect the operating results of these entities as discontinued operations for the years ended December 31, 2009 and 2008.

These reclassifications also include the operating results of WRFD-AM, Columbus, Ohio that are now shown as part of continuing operations from discontinued operations.  We had entered into an Asset Purchase Agreement (“APA”) on July 31, 2008, to sell this radio station and exit the Columbus market.  At that time, the Consolidated Balance Sheets and Statements of Operations for all periods presented were reclassified to reflect the operating results and net assets of this market as a discontinued operation as of the date of the APA through December 2009.  The sale was expected to close in the fourth quarter of 2009.  On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the APA.  Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events).  ASU No. 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU No. 2010-09 is effective upon the issuance of the final update and had no impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU No. 2009-17”), which replaced the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis.  The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”).  The party that meets both these criteria is deemed to have a controlling financial interest.  The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  ASU No. 2009-17 had no impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “ Improving Disclosures about Fair Value Measurements ” (“ASU No. 2010-06”), which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU No. 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the disclosure impact of adoption on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 provides guidance for arrangements with multiple deliverables. Specifically, the updated accounting standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices.  ASU No. 2009-13 also eliminates the residual method of allocation and requires use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables.  ASU No. 2009-13 is effective as of January 2011 with early adoption permitted. The adoption of ASU No. 2009-13 did not have a material impact on our financial position, results of operations or cash flows.

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

We complete our annual impairment tests in the fourth quarter of each year.  Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our goodwill and other indefinite-lived intangible assets for impairment in the second, third and fourth quarters of 2009.  During 2010, we did not have indications of impairment at interim dates.  We performed our annual tests in the fourth quarter of 2010 that did not result in impairment charges.

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

When performing our impairment testing for broadcast licenses we review the financial performance of the market clusters against established internal benchmarks.  For testing periods as of December 31, 2008 and prior, the first step of our impairment testing process compared the fair value as determined from valuations obtained in prior periods from an independent third-party to the carrying value to determine the degree by which the amounts differed.  We had discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 interim testing based on reduced revenues and overall market conditions, including declines in market values associated with radio station sales.  If the discounted prior period fair value exceeded the carrying value of the broadcast licenses, the assets were deemed not to be impaired.  For our impairment reviews completed during 2009 and 2010, we did not discount the prior period appraised fair value of any broadcast market cluster as in most markets the carrying value has been reduced to equal the fair value.  Due to the number of recent appraisals, we compared actual operating revenues as of the period end to the projected revenues used in the most recent appraisals. Markets with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

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

For market clusters that do not meet the first or second test benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, is engaged to perform an appraisal of the indefinite-lived intangible asset(s). Bond & Pecaro utilizes an income approach to value broadcast licenses.  The income approach measures the expected economic benefits that the broadcast licenses provides and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses are held by hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license.  The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, and a discount rate.  The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business.  The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(13.2%) - (15.2%)	(13.2%) - (15.2%)
Out-year market growth range	(0.2%) – 2.5%	(0.2%) – 2.5%
Market share range	0.7% - 20.2%	0.7% - 20.2%
Operating profit margin range	4.7% - 40.9%	4.7% - 40.9%

As of the interim testing period ended September 30, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
Market growth rates next 12 months	(2.0%)	(2.0%)
Out-year market growth range	0.4% - 2.5%	0.4% - 2.5%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 40.7%	4.7% - 40.7%

As of the annual testing period ended December 31, 2009:	Broadcast Licenses	Goodwill
Discount rate	9.5%	9.5%
2010 Market growth rates	(3.0%)	(3.0%)
Out-year market growth range	0.3% - 3.8%	0.3% - 3.8%
Market share range	0.7% - 15.3%	0.7% - 15.3%
Operating profit margin range	4.7% - 38.3%	4.7% - 38.3%

As of the annual testing period ended December 31, 2010:	Broadcast Licenses	Goodwill
Discount rate	9.0%	9.0%
2011 Market growth rates	2.5% - 3.1%	2.5% - 3.1%
Out-year market growth range	0.25% - 2.5%	0.25% - 2.5%
Market share range	0.3% - 7.1%	0.3% - 7.1%
Operating profit margin range	4.5% - 36.3%	4.5% - 36.3%

We also test goodwill balances within the broadcast segment for impairment on an annual basis and between annual tests when there are indications of impairment.  The first step of our goodwill impairment test, used to identify potential impairment, compares the most recent appraised fair value of the market cluster for markets with actual operating results that exceeded the estimates used in the appraisal model to the carrying value of the market cluster, including goodwill.  If the appraised fair value exceeded the carrying value, goodwill is deemed not to be impaired.  For market clusters that were not appraised, we determined the implied fair value of the market cluster as a multiple of SOI as noted in our second test of the FCC license value.  If the implied fair value exceeded the carrying value of the market cluster, goodwill is deemed not to be impaired.  Market clusters that do not meet these two tests are subject to appraisal.

The second test of the goodwill impairment test, used to measure the impairment loss, compares either the appraised value or the implied fair value of the market cluster including goodwill to the carrying value of the market cluster including goodwill.  If the carrying value exceeded these amounts, a loss is recognized in an amount equal to the excess.

The results of our impairment testing for our broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2009
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Dallas-Fort Worth, TX	Yes	0.0%	(1)
Portland, OR	Yes	0.0%	(1)
Colorado Springs, CO	Yes	66.6%
Solid Gospel Radio Network	Yes	121.7%
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

As of the annual testing period ended December 31, 2010
Market Cluster	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Boston, MA	Yes	2.4%
Chicago, IL	Yes	20.6%
Detroit, MI	Yes	13.3%
Phoenix, AZ	Yes	17.9%
Sacramento, CA	Yes	6.0%
San Francisco, CA	Yes	28.3%

There was no goodwill impairment for the testing period ended December 31, 2010.  As a result of our review and valuation for the testing period ended December 31, 2009, we recognized a pre-tax impairment charge of $0.2 million associated with the value of broadcast licenses in the Detroit market.  In addition, we recognized (1) pre-tax impairment charges during our September 30, 2009, interim review and valuation of $14.1 million associated with the value of broadcast licenses in the Cleveland, Atlanta, Detroit and Portland markets; and (2) pre-tax impairment charges recognized during our June 30, 2009 interim review and valuation of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets and $0.4 million associated with the value of goodwill in the Dallas market.  For the annual review and valuation for the period ended December 31, 2008, we recognized impairment charges of $73.0 million associated with the value of broadcast licenses and goodwill in the Boston, Detroit, Cleveland, Louisville, Tampa, Miami, Orlando, Sacramento, Omaha, and Nashville market clusters.

The broadcast impairments recognized during 2009 were driven in part by declining revenues at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments were indicative of a trend in the broadcast industry and were not unique to the company.

.  When performing impairment testing for our non-broadcast indefinite-lived intangible assets, we review the financial performance of the reporting unit against established internal benchmarks. For testing periods as of December 31, 2008 and prior, the first step of our impairment testing compared the fair value as determined from an independent third-party to the carrying value to determine the degree by which the amounts differed.  We had discounted the prior period appraised fair values by 25% to 70%, adjusting our discount percentages higher each period beginning with our 2008 testing based on reduced revenues and overall market conditions.  If the discounted fair value exceeded the carrying value of the indefinite-lived intangible assets, the assets were deemed not to be impaired.  For our impairment reviews completed during 2009 and 2010, we did not discount the prior period appraised fair value of any reporting unit as the carrying value of the unit had already been reduced to equal the fair value.  Due to the number of recent appraisals, we compared actual operating revenues as of the period end to the projected revenues used in the most recent appraisals. Reporting units with actual operating results that exceeded the projections, which were not subject to changes in other assumptions such as the weighted average cost of capital, were deemed not to be impaired.

The second step of our impairment testing process compared the carrying value of the indefinite-lived intangible assets, specifically mastheads and goodwill, for each reporting unit as of the testing date to the enterprise value. Enterprise value is defined as six times the net operating income for each reporting unit as of the trailing 12 months plus the net book value of the property, plant and equipment of the operating unit. For the annual testing periods ended December 31, 2010 and 2009, we used the actual net operating income for each reporting unit for the last twelve months.  As media entities are typically sold on the basis of a multiple of projected operating income, usually in excess of eight, we believe that a benchmark of six appears conservative even in today’s market. We evaluate the multiples used in our testing based on market data available as of each testing date. If the carrying value of the intangibles is less than the enterprise value, the intangible assets are deemed not to be impaired.

For reporting units that do not meet the internal benchmarks, Bond & Pecaro, an independent third-party appraisal and valuation firm, is engaged to perform an appraisal of the indefinite-lived asset(s). Bond & Pecaro utilizes an income approach to estimate the fair value of the businesses. The income approach measures the expected economic benefits these assets bring to the holder. The fair value of the business may be expressed by discounting these future benefits. The discounted cash flow model incorporated variables such as projected revenues, operating cash flow margins, and a discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years; which is typically the time media and technology property investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key assumptions used in the Bond & Pecaro analysis to estimate the fair value of each major category of assets in our non-broadcast segment for each testing period was as follows:

As of the interim testing period ended June 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.0%	9.0%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

As of the interim testing period ended September 30, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	17.0%	17.0%
Operating cash flow growth rate	3.5%	3.5%
Long-term growth rate	3.5%	3.5%

As of the annual testing period ended December 31, 2009:	Other indefinite-lived intangible assets	Goodwill
Discount rate	9.5%	9.5%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%
As of the annual testing period ended December 31, 2010:	Other indefinite-lived intangible assets	Goodwill
Discount rate	8.5%	8.5%
Operating cash flow growth rate	2.0%	2.0%
Long-term growth rate	2.0%	2.0%

We also test goodwill balances within the non-broadcast segment for impairment on an annual basis and between annual dates when there are indications of impairment. The first step of the goodwill impairment test is used to identify potential impairment; by comparing the most recent appraised fair value of the reporting unit to the carrying value of the reporting unit including goodwill. If the appraised fair value exceeds the carrying value, goodwill is deemed not to be impaired. For reporting units that were not appraised, we use the implied fair value of the reporting unit, or enterprise value, as noted in our second test of the internal review. If the implied fair value exceeds the carrying value, goodwill is deemed not to be impaired. If these criteria are not met, a second test is applied.

The second test of the goodwill impairment test, used to measure the amount of any impairment loss, compares either the appraised fair value or the implied fair value of the reporting unit including goodwill to the carrying value of the reporting unit including goodwill. If the carrying value exceeds these amounts, a loss is recognized in an amount equal to the excess.  There were no impairments recognized for the annual testing period ended December 31, 2010.  For the interim testing period ended June 30, 2009, we recognized an impairment charge of $1.2 million associated with the value of goodwill and mastheads in our non-broadcast segment.  For the interim testing period ended September 30, 2009 and the annual testing period ended December 31, 2009, there were no impairments recognized.

The results of our impairment testing process for our non-broadcast segment for each testing period were as follows:

As of the interim testing period ended June 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	26.1%

As of the interim testing period ended September 30, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
OnePlace	Yes	35.5%
Townhall.com	Yes	57.0%

As of the annual testing period ended December 31, 2009
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	26.6%

As of the annual testing period ended December 31, 2010
Reporting Unit	Impairment based on internal benchmarks	Percentage by which fair value exceeds carrying value
Salem Publishing	Yes	79.2%

The economic downturn that began during 2007 negatively affected our ability to generate revenues. The discount rate assumptions used in our impairment tests are based on an assessment of the risk inherent in the future cash flows of the respective market clusters and reporting units. Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues. Our non-broadcast operating entities are also dependent upon advertising revenue. Included in our broadcast valuation estimates are a 2.5% to a 3.1% increase in revenues for 2011 as compared to 2010 followed by up to a 1.6% increase in 2012 as compared to 2011. Included in our non-broadcast valuation estimates are projected profit margins of up to 2.0% projected for 2011, increasing to 3.3% in 2012.  Failure to achieve the anticipated growth rates and/or declines in excess of those amounts may result in future impairment losses, the amount of which may be material.

NOTE 3.  SIGNIFICANT TRANSACTIONS

On December 1, 2010, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8%  Notes.

On November 1, 2010, we amended our Revolver to allow us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/8% Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.  Additionally, we increased the total capacity of the Revolver from $30.0 million to $40.0 million.

On September 28, 2010, we received approximately $1.0 million as compensation for loss of our property rights under an Eminent Domain Petition from the Dallas Independent School District.  We reduced the proceeds by the net book value of our property, which was not directly associated with the operations of radio station, KSKY-AM, Dallas, Texas, resulting in a pre-tax gain of $0.3 million.  The property rights were related to our back-up transmitter site.  We do not expect the loss of these property rights to negatively impact our operations.

On September 1, 2010, we acquired Samaritan Fundraising, a web-based fundraising products company, for $0.6 million in cash plus $0.2 million contingent consideration payable in the future based on achieving certain revenue and profit goals as specified in the APA.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.  The acquisition resulted in goodwill of $0.3 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On August 3, 2010, we completed the acquisition of WWRC-AM in Washington, D.C. for $3.1 million.  We had begun operating the station under a local marketing agreement (“LMA”) effective May 15, 2010.   The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date.  The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date.

On June 1, 2010, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8%  Notes.

On June 8, 2010, we completed the acquisition of tangle.com and GodTube.com, Christian content and community websites, for $2.5 million.  We ceased using the tangle.com name shortly after completing the acquisition having identified all acquired content under the GodTube.com brand.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of these entities as of the acquisition date.  The acquisition resulted in goodwill of $0.3 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On February 12, 2010, we completed the acquisition of HotAir.com, a website blog featuring news, analysis and commentary, for $2.0 million.  The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.  The acquisition resulted in goodwill of $0.2 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2010, none of which were material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 12, 2010	HotAir.com (business acquisition)	$2,000
June 8, 2010	GodTube.com (business acquisition)	2,500
August 3, 2010	WWRC-AM, Washington, D.C. (business acquisition)	3,090
September 28, 2010	Samaritan Fundraising (business acquisition)	800
Various	Purchase of various Internet domain names (asset purchases)	170
		$8,560

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

The total acquisition consideration was allocated to the net assets acquired as follows:

Net Assets Acquired
(Dollars in thousands)
Asset
Property and equipment	$159
Broadcast licenses	2,948
Goodwill	724
Customer lists and contracts	1,834
Domain and brand names	2,097
Other amortizable intangible assets	798
Liabilities
Contingent consideration arrangement	(200)
$8,360

Pending Transactions:

On November 11, 2010, we entered into a Time Brokerage Agreement (“TBA”) to acquire KVCE-AM, Highland Park, Texas.  We began programming the station on January 3, 2011, pursuant to the TBA.

On November 8, 2010, we entered into an APA to acquire WDDZ-AM, Pawtucket, Rhode Island, for $0.6 million.  The purchase is subject to the approval by the FCC and is expected to close in the first quarter of 2011.

On October 15, 2010, we entered into an APA to sell radio station KKMO-AM in Seattle, Washington for $2.7 million.  The sale was subject to the approval of the FCC and closed on January 6, 2011.

On September 23, 2010, we entered into an APA to sell radio station, WAMD-AM, Aberdeen, Maryland, for $1.  The sale closed on March 1, 2011.  The loss on the sale of $0.2 million was recognized when the APA was entered during the quarter ended September 30, 2010.

On June 24, 2010, we entered into an agreement to sell radio station KXMX-AM, Los Angeles, California, for $12.0 million.  We have collected an earnest deposit on the sale of $1.0 million that is included in current liabilities as of December 31, 2010.  On December 30, 2010, we agreed to amend the agreement extending the purchase date to June 30, 2011.  We collected an additional $1.0 million earnest deposit on February 1, 2011, according to the terms of the extension.  The sale closed on February 25, 2011.

On March 5, 2010, we entered into an APA to re-acquire KTEK-AM, Houston, Texas for $3.7 million, which includes forgiveness of the promissory note that we received upon our original sale of the station.  We began programming the station pursuant to a TBA with the current owner on March 8, 2010.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date.  The purchase is subject to the approval by the FCC and is expected to close in the first half of 2011.

During the year ended December 31, 2009, we completed the following business acquisitions and asset purchases, none of which were material in aggregate or individually to our consolidated financial position as of the date of acquisition:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
March 31, 2009	WAMD-AM, Aberdeen, Maryland (business acquisition)	$227
March 31, 2009	License upgrade for WNYM-AM New York, NY (asset purchase)	2,498
July 24, 2009	WZAB-AM, Miami, Florida (business acquisition)	1,020
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
$5,379

On December 1, 2009, we entered into the Revolver and issued $300 million of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%.  The revolver includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver (the “Credit Agreement”).  The net proceeds from the 9 5/8% Notes of $291.7 million, borrowings under our Revolver of $15.0 million and cash on hand were used to repay and terminate Salem Holding’s then existing credit facilities which included the Term Loan B and Term Loan C and to repurchase all of the outstanding 7¾% Notes due 2010.

On July 24, 2009, we completed the purchase of radio station WZAB-AM in Miami, Florida for $1.0 million.  The accompanying Consolidated Statements of Operations reflect the operating results of this radio station as of the acquisition date.  The business combination is not material in the aggregate or individually to our financial position as of the date of acquisition.

In accordance with FASB ASC Topic 805 “Business Combinations,” effective as of January 1, 2009, any excess of fair value of the acquired net assets over the acquisition consideration shall be recognized as a gain on a bargain purchase.  Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued.  We underwent such a reassessment, and as a result, have recorded a gain on the bargain purchase of WZAB-AM in Miami, Florida, of $1.6 million.  We have completed the measurement period and have not obtained information about facts and circumstances that existed as of the acquisition date that would have affected the amounts recognized for assets acquired and liabilities assumed.  We believe that the gain on bargain purchase resulted from various factors that may have impacted the acquisition price of WZAB-AM, including, without limitation, that the previous owner of the license for WZAB-AM did not have the technical facilities from which to broadcast.

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

Discontinued Operations

We entered a plan to sell all radio stations in the Milwaukee market during 2007.  We sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million on March 28, 2008 and sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million on May 30, 2008.  We entered into an LMA with the buyer of WFZH-FM effective as of February 15, 2008, under which the buyer began programming the station and paying a majority of operational costs of the station.  The accompanying Consolidated Statements of Operations reflect the operating results of the Milwaukee stations as a discontinued operation for the year ended December 31, 2008.

We ceased publishing the CCM Magazine as of March 2008.  The operating results for CCM Magazine were reported as a discontinued operation as of this date.  The accompanying Consolidated Statements of Operations reflect the operating results of this entity as a discontinued operation for the year ended December 31, 2008.

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

The following table sets forth the components of income (loss) from discontinued operations as reclassified, net of tax, for the years ended December 31, 2008 and 2009:

	Year Ended December 31,
	2008	2009
	(Dollars in thousands)
Net revenues	$772	$(3)
Operating expenses	841	193
Operating loss	$(69)	$(196)
Gain (loss) on sale of radio station assets	3,360	(11)
Income (loss) from discontinued operations	$3,291	$(207)
Provision for (benefit from) income taxes	1,525	(124)
Income (loss) from discontinued operations, net of tax	$1,766	$(83)

 During the year ended December 31, 2008, we completed the following business acquisitions and asset purchases, none of which were material in aggregate or individually to our consolidated financial position as of the date of acquisition:

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

On May 30, 2008, we sold radio station WFZH-FM in Milwaukee, Wisconsin for $8.1 million resulting in a pre-tax gain of $1.4 million that is reported as a component of discontinued operations.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2008 reflect WFZH-FM as a discontinued operation.

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

On March 28, 2008, we sold radio station WRRD-AM in Milwaukee, Wisconsin for $3.8 million resulting in a pre-tax gain of $2.0 million that is reported as a component of discontinued operations.  The accompanying Consolidated Statements of Operations for the year ended December 31, 2008 reflect WRRD-AM as a discontinued operation.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2009	2010
	(Dollars in thousands)
Land	$37,345	$36,858
Buildings	24,771	24,772
Office furnishings and equipment	34,998	36,957
Antennae, towers and transmitting equipment	74,225	74,518
Studio and production equipment	28,724	29,120
Computer software and website development costs	8,835	11,794
Record and tape libraries	65	65
Automobiles	1,046	1,004
Leasehold improvements	15,399	15,658
Construction-in-progress	2,907	2,333
	$228,315	$233,079
Less accumulated depreciation	(107,141)	(117,212)
	$121,174	$115,867

Depreciation expense was approximately $13.3 million, $13.4 million and $12.6 million for the years ended December 31, 2008, 2009, and 2010, respectively, which includes depreciation of $53,000 for each of the years ended December 31, 2008,  2009 and 2010 on a radio station tower that was valued at $0.8 million under a capital lease obligation.  Accumulated depreciation associated with the capital lease was $132,000 and $185,000 at December 31, 2009 and 2010.

NOTE 5.  AMORTIZABLE INANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2010
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$12,881	$(10,313)	$2,568
Domain and brand names	7,695	(5,492)	2,203
Favorable and assigned leases	1,649	(1,444)	205
Other amortizable intangible assets	3,799	(3,247)	552
	$26,024	$(20,496)	$5,528

	As of December 31, 2009
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$11,018	$(9,826)	$1,192
Domain and brand names	5,626	(4,236)	1,390
Favorable and assigned leases	1,581	(1,365)	216
Other amortizable intangible assets	3,068	(2,985)	83
	$21,293	$(18,412)	$2,881

Based on the amortizable intangible assets as of December 31, 2010, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2011	$1,911
2012	1,249
2013	930
2014	801
2015	292
Thereafter	345
Total	$5,528

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into the Revolver.  We amended the Revolver on November 1, 2010 to increase the capacity from $30 million to $40 million.  The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/8% Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.  The Revolver is a three-year credit facility, which includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the Credit Agreement relating to the Revolver.  Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium.  At December 31, 2010, the blended interest rate on amounts outstanding under the Revolver was 3.76%.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of December 31, 2010, our leverage ratio was 5.76 to 1 and our interest coverage ratio was 1.76 to 1.  We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of the 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  We are required to pay $28.9 million per year in interest on the 9 5/8% Notes.  As of December 31, 2009 and 2010, accrued interest on the 9 5/8% Notes was $2.4 million and $1.2 million, respectively.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  During the year ended December 31, 2009 and 2010, approximately $16,000 and $0.2 million, respectively, of the discount has been recognized as interest expense.

On June 1, 2010, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value.  This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt which includes $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8%  Notes.

On December 1, 2010, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value.  This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8%  Notes.

The carrying value of the 9 5/8% Notes is $298.1 million and $268.5 million as of December 31, 2009 and 2010.

Prior Credit Facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), was the borrower under our prior credit facilities.  The prior credit facilities included a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“Term Loan B”) and a $165.0 million term loan C facility (“Term Loan C”).  On December 1, 2009, we used the proceeds of the 9 5/8% Notes, a portion of the Revolver, and approximately $27 million of cash on hand to fully repay amounts outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to fully repay all outstanding aggregate principal of $89.7 million on the 7¾% Notes.  We recorded a loss of $1.7 million  which included $1.1 million of unamortized bank loan fees on the prior credit facility, $0.1 million of unamortized bond issue costs on the 7¾% Notes and $0.4 million of legal and dealer fees associated with the calling of the 7 ¾% Notes and prior credit facility.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2009	2010
	(Dollars in thousands)
Revolver under senior credit facility	$15,000	$35,000
9 5/8% senior secured second lien notes due 2016	298,111	268,479
Capital leases and other loans	936	1,048
	314,047	304,527
Less current portion	(78)	(111)
	$313,969	$304,416

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2010:

•

Outstanding borrowings of $35.0 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$270.0 million 9 5/8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fee of 0.75% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various data processing equipment.  The obligation recorded at December 31, 2009 and 2010 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2010 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2011	$111
2012	35,119
2013	103
2014	89
2015	74
Thereafter	269,031
$304,527

NOTE 7. DERIVATIVE INSTRUMENTS

During 2005, we entered into three interest rate swap transactions intended to offset the risks associated with the variable interest rate on our then outstanding Term Loan C.  The interest rate swaps were designated and qualified as cash flow hedges under FASB ASC Topic 815 “Derivatives and Hedging.”   The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affected earnings.  Effective October 1, 2008, we elected a one-month reset on our Term Loan C rather than a three-month , resulting in the swaps no longer qualifying as a cash flow hedge.  As the interest rate swap agreements contained a three-month reset period, the swaps were no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of these swaps after October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  On December 1, 2009, the swap transactions were terminated when the underlying Term Loan C was paid in full.

Details of the three swap transaction were as follows:

On April 8, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.99% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.9 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $3.1 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.6 million gain and upon termination of the swap, we recognized a $0.8 million loss.  Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three-month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap after October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $1.0 million in accumulated other comprehensive loss was reclassified into interest expense.

On April 26, 2005, we entered into an interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.70% as compared to LIBOR on our then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.9 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.5 million gain and upon termination of the swap, we recognized a $0.8 million loss.  Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three-month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap after October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.3 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.7 million in accumulated other comprehensive loss was reclassified into interest expense.

On May 5, 2005, we entered into a third interest rate swap arrangement for the notional principal amount of $30.0 million whereby we were to pay a fixed interest rate of 4.53% as compared to LIBOR on then outstanding bank credit facility borrowing.  Interest expense for year ended December 31, 2009, was approximately $0.8 million based on the difference between the interest rates.  The swap was settled on December 1, 2009 for $2.7 million when the underlying bank credit facility was terminated.  The ineffective portion of this swap reported in current period expenses was a $0.5 million gain and upon termination of the swap, we recognized a $0.7 million loss.  Effective on October 1, 2008, we had elected a one-month reset on our Term Loan C rather than the three-month reset period.  As this interest rate swap agreement contained a three-month reset period, the swap was no longer effective and no longer qualified as a cash flow hedge.  Changes in the fair value of this swap after October 1, 2008 were reported in current period income rather than deferred in other comprehensive income.  An additional $0.2 million of accumulated other comprehensive loss was reclassified into interest expense as of December 1, 2009 in order to recognize the impact over the same period in which the hedged transaction affected earnings. On December 1, 2009, the remaining $0.6 million in accumulated other comprehensive loss was reclassified into interest expense.

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

As of December 31, 2010, each major category of assets measured at fair value on a non-recurring basis was categorized as follows:

	Total	Level 1	Level 2	Level 3
As of December 31, 2010:	(Dollars in thousands)
Non-recurring assets subject to fair value measurement:
Broadcast licenses	$ 82,881	—	—	$ 82,881
Goodwill	483	—	—	483
Other indefinite-lived intangible assets	1,961	—	—	1,961
Total	$ 85,325	—	—	$ 85,325

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR.  The first interest rate cap covers $50.0 million of borrowings under the credit facility for a three-year period.  The second interest rate cap covers $50.0 million of borrowings under the credit facility for a four-year period.  Both interest rate caps are at 7.25%.  The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense.  For the years ended December 31, 2008 and 2009, interest expense of $14,000 and $350, respectively, was recorded related to our interest rate caps.   The interest rate cap agreements were terminated in December 2009 in conjunction with the cancellation of the underlying debt under our prior credit facilities.

NOTE 9. INCOME TAXES

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following:

	December 31,
	2008	2009	2010
	(Dollars in thousands)
Current:
Federal	$ (61)	$ (237)	$ (4)
State	323	293	286
	262	56	282
Deferred:
Federal	(14,985)	(3,038)	1,864
State	(4,428)	(1,228)	521
	(19,413)	(4,266)	2,385
Provision for (benefit from) income taxes	$ (19,151)	$ (4,210)	$ 2,667

Discontinued operations are reported net of the tax provision (benefit) of $1.5 million in 2008 and $(0.1) million in 2009.

The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2009	2010
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$ 4,598	$ 5,928
Net operating loss, AMT credit and other carryforwards	41,636	49,382
State taxes	151	100
Other	2,475	2,656
Total deferred tax assets	48,860	58,066
Valuation allowance for deferred tax assets	(2,385)	(2,644)
Net deferred tax assets	$ 46,475	$ 55,422
Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$ 10,484	$ 9,138
Excess of net book value of intangible assets for financial reporting purposes over tax basis	66,510	78,952
Unrecognized tax benefits	3,754	3,654
Total deferred tax liabilities	80,748	91,744
Net deferred tax liabilities	$ 34,273	$ 36,322

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2009	2010
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$4,700	$5,974
Deferred income tax liability per balance sheet	(38,973)	(42,296)
	$(34,273)	$(36,322)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$(18,901)	$(4,365)	$1,610
Effect of state taxes, net of federal	(2,683)	(608)	525
Permanent items	2,247	1,316	174
ISO benefit	—	—	338
Other, net	186	(553)	20
Provision for (benefit from) income taxes	$(19,151)	$(4,210)	$2,667

      At December 31, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $104.9 million that expire in 2019 through 2030 and for state income tax purposes of approximately $807.7 million that expire in years 2011 through 2030. For financial reporting purposes at December 31, 2010, we had a valuation allowance of $2.6 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards that may not be realized.

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

On July 10, 2010, Asia Vision, Inc. and Rehan Siddiqi amended a complaint they had previously filed against third parties in the 152nd Judicial District Court of Harris County, Houston, Texas, naming Salem Communications Corporation, South Texas Broadcasting, Inc. and one of Salem’s officers as defendants. In their complaint, Asia Vision claims that the Salem defendants interfered with Asia Vision’s contractual right to purchase radio station KTEK-AM from Business Radio Licensee, LLC. In their complaint, Asia Vision and Rehan Siddiqi make a claim for injunctive relief and monetary damages. On July 21, 2010, Salem Communications and South Texas Broadcasting were served with the complaint but the Salem officer has not been served.  Salem has retained counsel, has tendered defense of the matter to several insurance companies, and will vigorously defend this action.

On March 7, 2011, Salem entered into a tentative settlement of the matter, which still requires court approval.  If approved, the settlement will result in no liability to the Salem defendants.

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years.  The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments.  Rental expense included in operating expense under all lease agreements was $15.5 million, $15.7 million and $15.4 million in 2008, 2009 and 2010, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2011	$1,215	$7,646	$8,861
2012	914	7,035	7,949
2013	828	6,681	7,509
2014	749	6,081	6,830
2015	749	5,190	5,939
Thereafter	3,855	22,741	26,596
	$8,310	$55,374	$63,684

NOTE 11. STOCK OPTION PLAN

The company has one stock option plan.  The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the company to grant stock options to employees, directors, officers and advisors of the company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options.   We recognize non-cash stock-based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.”

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$2,727	$272	$947
Restricted stock shares compensation expense included in corporate expenses	36	—	17
Stock option compensation expense included in broadcast operating expenses	471	220	380
Stock option compensation expense included in non-broadcast operating expenses	140	96	93
Total stock-based compensation expense, pre-tax	$3,374	$588	$1,437
Tax benefit from stock-based compensation expense	(1,422)	208	(792)
Total stock-based compensation expense, net of tax	$1,952	$796	$645

Stock option and restricted stock grants

The Plan allows the company to grant stock options and shares of restricted stock to employees, directors, officers and advisors of the company. The option exercise price is set at the closing price of the company’s common stock on the date of grant, and the related number of shares granted is fixed at that point in time. The Plan also provides for grants of restricted stock.  Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment. Non-employee directors of the company have been awarded restricted stock grants that vest one year from the date of issuance as well as stock options that vest immediately. The Plan does not allow key employees and directors (restricted persons) to exercise options during pre-defined black out periods.  Employees may participate in 10b5-1 Plans that allow them to exercise options according to predefined criteria.

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the option.  The expected dividends reflected in 2008 take into consideration our payment of special dividends in 2006 and 2007. The expected term of the option is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
Expected volatility	44.58%	77.23%	94.26%
Expected dividends	3.90%	0.0%	0.0%
Expected term (in years)	8.5	6.2	7.3
Risk-free interest rate	3.22%	2.34%	3.11%

Stock option information with respect to the company’s stock-based compensation plans during the three years ended December 31, 2010 is as follows (Dollars in thousands, except share amounts, weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,422,024	$ 20.73	$ 13.98		$ —
Granted	55,000	5.48	1.86		—
Exercised	—	—	—		—
Forfeited or expired	(1,914,849)	22.12	14.04
Outstanding at December 31, 2008	562,175	$ 14.56	$ 9.11	4.0 years	$ —
Exercisable at December 31, 2008	329,772	$ 16.57	$ 10.22	2.4 years	$ —

Outstanding at January 1, 2009	562,175	$ 14.56	$ 9.11	4.0 years	$ 28
Granted	910,000	0.73	1.49		4,787
Exercised	—	—	—		—
Forfeited or expired	(130,300)	16.32	10.66		53
Outstanding at December 31, 2009	1,341,875	$ 5.01	$ 3.80	5.0 years	$ 4,762
Exercisable at December 31, 2009	304,688	$ 15.15	$ 9.18	2.9 years	$ 6
Expected to Vest	984,809	$ 2.03

Outstanding at January 1, 2010	1,341,875	$ 5.01	$ 3.80	5.0 years	$ 4,762
Granted	430,500	5.20	4.32		—
Exercised	(557,451)	0.61	0.41		1,718
Forfeited or expired	(62,926)	11.88	8.79		—
Outstanding at December 31, 2010	1,151,998	$ 6.83	$ 5.36	5.0 years	$ 748
Exercisable at December 31, 2010	560,151	$ 8.79	$ 5.73	3.3 years	$ 554
Expected to Vest	561,959	$ 4.97	$ 5.01	6.5 years	$ 184

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2010 of $3.17 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options.  The total fair value of options vested during the years ended December 31, 2008, 2009 and 2010 was $2.4 million, $0.8 million and $1.1 million, respectively.

The fair values of shares of restricted stock are determined based on the closing price of the company common stock on the grant dates.  Information regarding the company’s restricted stock during the three years ended December 31, 2010 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2008	5,000	$ 10.15
Granted	—	—
Lapsed	(5,000)	10.15
Forfeited	—	—
Non-Vested at December 31, 2008	—	$ —

Non-Vested at January 1, 2009	—	$ —
Granted	5,000	0.36
Lapsed	—	—
Forfeited	—	—
Non-Vested at December 31, 2009	5,000	$ 0.36

Non-Vested at January 1, 2010	5,000	$ 0.36
Granted	10,000	2.03
Lapsed	(5,000)	0.36
Forfeited	—
Non-Vested at December 31, 2010	10,000	$ 2.03

As of December 31, 2010, there was $1.5 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares.  This cost is expected to be recognized over a weighted-average period of 2.0 years.

Additional information regarding options outstanding as of December 31, 2010, is as follows:

		Weighted Average
		Contractual Life	Weighted		Weighted
Range of		Remaining	Average	Exercisable	Average
Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
$ 0.36 - $ 3.00	293,549	4.8	$ 0.62	219,552	$ 0.65
$ 3.01 - $ 6.00	514,500	6.6	$ 5.13	27,500	$ 4.84
$ 6.01 - $ 9.00	1,500	4.4	$ 7.99	1,125	$ 7.99
$ 9.01 - $ 12.00	107,462	3.4	$ 11.69	83,612	$ 11.66
$ 12.01 - $ 15.00	121,012	2.9	$ 13.88	116,887	$ 13.90
$ 15.01 - $ 18.00	61,250	1.9	$ 16.75	61,250	$ 16.75
$ 18.01 - $ 21.00	28,500	1.9	$ 18.77	28,500	$ 18.77
$ 21.01 - $ 24.00	22,150	2.3	$ 21.71	19,650	$ 21.74
$ 24.01 - $ 25.50	2,075	1.7	$ 24.80	2,075	$ 24.79
$ 0.36 - $ 25.50	1,151,998	5.0	$ 6.83	560,151	$ 8.79

NOTE 12.  RELATED PARTY TRANSACTIONS

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

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2008, 2009 and 2010 amounted to $145,000, $151,000 and $156,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board.  Rental expense under these leases included in operating expense for 2008, 2009 and 2010 amounted to $1.3 million, $1.2 million and $1.3 million, respectively.

On April 8, 2008, we acquired land in Seattle, Washington; Denver, Colorado; and Pittsburgh, Pennsylvania from entities controlled by Principal Shareholders for approximately $5.0 million. This transaction was approved by the independent members of the company Board of Directors and was based on the appraised value from a third-party valuation firm. As a result of this transaction, the company will reduce rental expense by approximately $148,000 annually and has permanently secured these AM transmitter site locations. We also assumed two income-producing lease agreements as follows: (a) a diplex agreement at the Seattle-Tacoma, Washington site generating current annual rental income of approximately $139,000, and (b) a mobile telephone lease at the Pittsburgh, Pennsylvania site generating current annual rental income of approximately $26,000. A prerequisite negotiated by the company as an important condition of the closing of the Transmitter Site Purchases was the entry by the company into new transmitter site leases for eight existing transmitter sites (the “New Transmitter Site Leases”) operated by the company and leased from the Principal Stockholders. Seven of these New Transmitter Site Leases replace existing transmitter site leases between the company and the Principal Shareholder which were either scheduled to expire or had option exercise deadlines in 2009 or 2010. As a result, we are not required to renegotiate a new lease or exercise an option on any of its related party leases until 2016.

Radio Stations Owned by the Epperson’s

Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, currently serves as an officer, director and stockholder of six radio stations in Virginia, five radio stations in North Carolina, and five radio stations in Florida.

Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”) is a company controlled by Nancy Epperson, wife of Salem’s Chairman of the Board Stuart W. Epperson and sister of CEO Edward G. Atsinger III.  Chesapeake-Portsmouth owns and operates radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida, which we sold to Chesapeake-Portsmouth on December 1, 2006, for $2.8 million resulting in a pre-tax gain of $0.1 million.

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

Truth For Life—Mr. Hinz and Mr. Riddle

Truth For Life is a non-profit organization that is a customer of Salem Communications. During 2008, 2009 and 2010, Truth For Life paid the company approximately $2.4 million, $2.0 million and $2.0 million, respectively, for airtime on its stations. Mr. Hinz was an active member of the board of directors of Truth for Life for 2008, 2009, and through September 2010.  Mr. Riddle joined the Truth for Life Board in October 2010.

Split-Dollar Life Insurance

The company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997.  The premiums were $230,000, for each of the years ended December 31, 2008, 2009 and 2010, respectively.  The company is the owner of the policies and is entitled to recover all of the premiums paid on these policies.  The company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value.  As of December 31, 2009 and 2010, we recorded net assets of $2.4 million and $2.8 million, respectively.  Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company that is owned by Edward G. Atsinger III. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs.  Total rental expense for these aircraft for 2008, 2009 and 2010 amounted to approximately $188,000, $135,000 and $209,000, respectively.

Other Related Party Transactions

On June 3, 2010, we entered into a related party transaction under which the company purchased the former primary residence of our President, Radio Division.  The transaction was entered to facilitate the relocation of the President, Radio Division, in order for him to reside near the corporate office as necessary to effectively perform employment related duties.  We obtained an independent third-party appraisal of the purchase price of the residence for $0.7 million.  On December 29, 2010, we sold the property sold for $0.5 million, resulting in a pre-tax loss of $0.2 million.

During the period ended March 31, 2010, we recorded a loss of $0.2 million associated with a second lien real estate note with an employee.

NOTE 13. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service.  The plan allows a company match of 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period.  We contributed and expensed $0.7 million to the 401(k) Plan in 2008.  The company match was temporarily suspended in July 2008 as part of an extensive cost reduction program.

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

On December 13, 2010, we paid a special cash distribution of $0.20 per share on its Class A and Class B common stock to shareholders of record as of the close of business on December 6, 2010.  The distribution amounted to approximately $4.8 million.

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.”  As a result, $3.4 million, $0.6 million and $1.4 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2008, 2009, and 2010, respectively.

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the company on a quarterly basis.

	March 31		June 30		September 30		December 31
	2009	2010	2009	2010	2009	2010	2009	2010
(Dollars in thousands, except per share data)
Total revenue	$ 48,659	$ 48,324	$ 50,492	$ 53,124	$ 49,224	$ 51,390	$ 50,838	$ 54,084
Operating income (loss)	8,921	8,098	(6,461)	10,088	(5,452)	8,172	10,593	10,203
Net income (loss) before discontinued operations	2,912	204	(5,053)	698	(4,631)	343	(1,491)	687
Net income (loss)	$ 2,889	$ 204	$ (5,017)	$ 698	$ (4,636)	$ 343	$ (1,582)	$ 687
Basic earnings (loss) share from continuing operations	$ 0.12	$ 0.01	$ (0.21)	$ 0.03	$ (0.19)	$ 0.01	$ (0.06)	$ 0.03
Diluted earnings (loss) per share from continuing operations	$ 0.12	$ 0.01	$ (0.21)	$ 0.03	$ (0.19)	$ 0.01	$ (0.06)	$ 0.03
Basic and diluted earnings (loss) per share	$ 0.12	$ 0.01	$ (0.21)	$ 0.03	$ (0.19)	$ 0.01	$ (0.07)	$ 0.03
Basic and diluted earnings (loss) per share	$ 0.12	$ 0.01	$ (0.21)	$ 0.03	$ (0.19)	$ 0.01	$ (0.07)	$ 0.03

NOTE 16. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments.  We have one reportable operating segment - radio broadcasting.  The remaining non-reportable segments consist of our Internet businesses, SWN, Townhall.com®, and Salem Consumer Products and our publishing businesses, Salem Publishing and Xulon Press™, which do not meet the reportable segment quantitative thresholds and accordingly are aggregated below as non-broadcast. The radio-broadcasting segment also operates various radio networks.

Management uses operating income before depreciation, amortization, impairments of indefinite-lived intangible assets, (gain) loss on disposal of assets, and costs of denied towers, abandoned projects and terminated transactions as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
Year Ended December 31, 2010
Net revenue	$174,933	$31,989	$—	$206,922
Operating expenses	110,421	28,418	16,613	155,452
Operating income (loss) before depreciation, amortization, and (gain) loss on disposal of assets	$64,512	$3,571	$(16,613)	$51,470
Depreciation	9,391	2,034	1,145	12,570
Amortization	102	1,977	5	2,084
(Gain) loss on disposal of assets	(10)	62	203	255
Operating income (loss) from continuing operations	$55,029	$(502)	$(17,966)	$36,561

Year Ended December 31, 2009
Net revenue	$172,055	$27,158	$—	$199,213
Operating expenses	108,149	23,555	14,005	145,709
Operating income (loss) before depreciation, amortization, costs of denied tower site, abandoned projects and terminated transactions, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets	63,906	3,603	(14,005)	53,504
Depreciation	$10,418	$1,965	$1,058	$13,441
Amortization	45	1,624	10	1,679
Cost of denied tower site, abandoned projects and terminated transactions	1,111	—	—	1,111
Impairment of indefinite-lived intangible assets	26,837	1,159	—	27,996
(Gain) loss on disposal of assets	1,666	12	(2)	1,676
Operating income (loss) from continuing operations	$23,829	$(1,157)	$(15,071)	$7,601

Year Ended December 31, 2008
Net revenue	$194,113	$28,377	$—	$222,490
Operating expenses	124,881	25,867	20,040	170,788
Operating income (loss) before depreciation, amortization, cost of denied tower site, abandoned projects and terminated transactions, impairment of indefinite-lived intangible assets and (gain) loss on disposal of assets	$69,232	$2,510	$(20,040)	$51,702
Depreciation	10,536	1,506	1,291	13,333
Amortization	68	2,720	15	2,803
Cost of denied tower site, abandoned projects and terminated transactions	1,275	—	—	1,275
Impairment of indefinite-lived intangible assets	73,010	—	—	73,010
(Gain) loss on disposal of assets	(6,918)	24	2	(6,892)
Operating income (loss) from continuing operations	$(8,739)	$(1,740)	$(21,348)	$(31,827)

	Radio Broadcast	Non-broadcast	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2010
Total property, plant and equipment, net	$ 99,621	$ 6,486	$ 9,760	$ 115,867
Goodwill	4,006	14,347	8	18,361
As of December 31, 2009
Total property, plant and equipment, net	$ 105,726	$ 5,564	$ 9,884	$ 121,174
Goodwill	4,003	13,631	8	17,642

NOTE 17. SUBSEQUENT EVENTS

On January 6, 2011, we completed the sale of radio station KKMO-AM in Seattle, Washington for $2.7 million.

On February 25, 2011, we completed the sale of radio station KXMX-AM in Los Angeles, California for $12.0 million.

On March 1, 2011, we completed the sale of radio station WAMD-AM in Aberdeen, Maryland resulting in a loss of $0.2 million that was recognized when the APA was entered in September 2010.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

(c) Attestation Report of Registered Public Accounting Firm.  This annual report does not include an attestation report of our registered public accounting firm regarding the internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2008, 2009 and 2010 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION
Schedule II – Valuation & Qualifying Accounts
(Dollars in thousands)

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Bad Debt	Balance at
Description	Period	Expense	Write-offs	End of Period

Year Ended December 31, 2008 Allowance for Doubtful Accounts	8,131	5,006	(4,316)	8,821
Year Ended December 31, 2009 Allowance for Doubtful Accounts	8,821	4,881	(3,399)	10,303
Year Ended December 31, 2010 Allowance for Doubtful Accounts	10,303	2,205	(2,468)	10,040

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1
3.02.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	000-26497	06/26/07	3.1
3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01
3.04.02	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation.	10-Q	000-26497	08/09/07	3.04.01
3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03
3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04
3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06
4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 6/30/99	4.09
4.02	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09
4.03	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02
4.04	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11
4.05	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12
4.06	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03
4.07	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.08	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01
4.09	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28
4.10	Indenture, dated as of December 23, 2002, relating to the 7¾% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.10
4.11	Form of 7¾% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.12	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02
4.13	Supplemental Indenture No. 1 to the 7¾% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22
4.14	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23
4.15	Supplemental Indenture No. 2 to the 7¾% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24
4.16	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25
4.17	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26
4.18	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13
4.19	Amendment #4, dated as of October 24, 2007, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	10/30/07	4.19
4.20	Amendment #5, dated as of March 11, 2009, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Sun Trust Bank, as Syndication Agent, Bank of America, N.A. (successor by merger to Fleet National Bank), as Documentation Agent, ING Capital, LLC, as Documentation Agent, The Bank of New York Mellon (formerly the Bank of New York), as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	03/12/09	99.1
4.21	Indenture, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.	8-K	000-26497	12/03/09	4.1
4.22	Form of 9.625% Senior Secured Second Lien Notes due 2016 (filed as part of Exhibit 4.21).	8-K	000-26497	12/03/09	4.2
4.23	Second Lien Security Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.	8-K	000-26497	12/03/09	4.3
4.24	Registration Rights Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Banc of America Securities LLC, as Representative of the Initial Purchasers.	8-K	000-26497	12/03/09	4.4
4.25	Third Supplemental Indenture, dated as of November 30, 2009, among Salem Communications Holding Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	000-26497	12/03/09	4.5
10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01
10.01.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/26/07	10.2
10.01.03	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Edward G. Atsinger III	8-K	000-26497	6/8/10	99.1
10.01.04	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Edward G. Atsinger III	10-Q	000-26497	6/8/10	99.1
10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01
10.02.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/26/07	10.1
10.02.03	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Stuart W. Epperson	8-K	000-26497	2/22/10	99.1
10.02.04	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Stuart W. Epperson	10-Q	000-26497	2/22/10	99.1
10.03.01	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Eric H. Halvorson.	8-K	000-26497	06/26/07	10.3
10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1
10.04.02	Employment Agreement, effective as of July 1, 2007, between Salem Communications Holding Corporation and Joe D. Davis	8-K	000-26497	06/26/07	10.4
10.05.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1
10.05.02	Employment Agreement, effective as of September 15, 2008, between Salem Communications Holding Corporation and David A.R. Evans	8-K	000-26497	09/09/2008	99.1
10.06.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04
10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06
10.06.04	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08
10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09
10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02
10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12
10.06.08	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13
10.06.09	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15
10.06.10	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16
10.06.11	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02
10.06.12	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18
10.06.13	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19
10.06.13.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017	10-K	000-26497	03/17/2008	10.06.13.01
10.06.13.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017	10-K	000-26497	03/17/2008	10.06.13.02
10.06.14	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20
10.06.15	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21
10.06.17	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23
10.06.18	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24
10.06.19	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25
10.06.20	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.20
10.06.21	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc.(KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.21
10.06.22	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.22
10.06.23	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.23
10.06.24	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.24
10.06.25	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.25
10.06.26	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.26
10.06.27	Lease Agreement, dated April 8, 2008, between Pennsylvania Media Associates, Inc. (WFIL-AM and WNTP-AM/Philadelphia, PA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/2008	10.06.27
10.07.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.02
10.07.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.03
10.07.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.04
10.07.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.05
10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B
10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02
10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01
10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2
10.08.04.01	Amended and Restated 1999 Stock Incentive Plan as amended and restated through June 3, 2009.	8-K	000-26497	06/09/09	10.08.04.01
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11
10.10.01	Employment Agreement dated January 1, 2008, between Salem Communications Holding Corporation and Evan D. Masyr	8-K	000-26497	12/19/07	99.1
10.11	Intercreditor Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto, Bank of America, N.A., as first lien agent and control agent and the Collateral Agent.	8-K	000-26497	12/03/09	10.1
10.12.01	Credit Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, as the borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and a Lender, the other Lenders party thereto, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, Barclays Capital and ING Capital LLC, as Joint Lead Arrangers, Barclays Capital, as Syndication Agent, and ING Capital LLC, as Documentation Agent.	8-K	000-26497	12/03/09	10.2
10.12.02	Amendment No. 1 and Waiver to Credit Agreement dated as of November 1, 2010, among Salem Communications Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender party thereto	8-K	00026497	11/14/10	99.2
10.13	First Lien Security Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	12/03/09	10.3
10.14	Increase Joinder dated as of November 1, 2010 among Salem Communications Corporation, Wells Fargo Bank, National Association, the Guarantors party thereto, and Bank of America, N.A., as Administrative Agent	8-K	000-26497	11/4/10	99.1
10.15	Employment Agreement with Evan D. Masyr dated as of January 1, 2011	8-K	000-26497	12/13/10	99.1
16.01	Letter from Ernst & Young LLP regarding change in certifying accountant	8-K	000-26497	06/12/07	16.1
21.01	Subsidiaries of Salem Communications Corporation	-	-	-	-	X
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	-	-	-	-	X
23.3	Consent of Bond & Pecaro, Inc., dated March 9, 2011	-	-	-		X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	-	-	-	-	X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	-	-	-	-	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 11, 2011
By: /s/ EDWARD G. ATSINGER III

Edward G. Atsinger III
Chief Executive Officer
March 11, 2011
By: /s/ EVAN D. MASYR

Evan D. Masyr
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III	Chief Executive Officer
	(Principal Executive Officer)	March 11, 2011
Edward G. Atsinger III

/s/ EVAN D. MASYR	Senior Vice President and Chief Financial Officer
	(Principal Financial Officer and Principal Accounting Officer)	March 11, 2011
Evan D. Masyr

/s/ STUART W. EPPERSON	Chairman
March 11, 2011
Stuart W. Epperson

/s/ DAVID DAVENPORT	Director
March 11, 2011
David Davenport

/s/ ROLAND S. HINZ	Director
March 11, 2011
Roland S. Hinz

/s/ PAUL PRESSLER	Director
March 11, 2011
Paul Pressler

/s/ RICHARD A. RIDDLE	Director
March 11, 2011
Richard A. Riddle

/s/ DENNIS M. WEINBERG	Director
March 11, 2011
Dennis M. Weinberg

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
21.01	Subsidiaries of Salem Communications Corporation.
23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
23.3	Consent of Bond & Pecaro, Inc.
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.