Form 10-Q
period 2011-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2011-05-09
CIK 1050606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes [   ]

No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 5, 2011
Common Stock, $0.01 par value per share	18,723,655 shares

Class B	Outstanding at May 5, 2011
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)
	December 31, 2010	March 31, 2011
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$828	$263
Restricted cash	100	100
Trade accounts receivable (less allowance for doubtful accounts of $10,040 in 2010 and $9,907 in 2011)	29,363	28,316
Other receivables	623	395
Prepaid expenses	3,320	4,261
Deferred income taxes	5,974	5,338
Total current assets	40,208	38,673
Property, plant and equipment (net of accumulated depreciation of $117,212 in 2010 and $118,617 in 2011)	115,867	115,225
Broadcast licenses	378,362	369,361
Goodwill	18,361	20,343
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $20,496 in 2010 and $21,001 in 2011)	5,528	8,671
Bond issue costs	6,084	5,869
Bank loan fees	1,265	1,146
Notes receivable	2,327	3,281
Other assets	4,523	3,930
Total assets	$574,486	$568,460
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961	$2,674
Accrued expenses	7,425	5,036
Accrued compensation and related expenses	6,325	5,626
Accrued interest	1,264	7,668
Deferred revenue	6,513	7,628
Income tax payable	210	480
Current portion of long-term debt and capital lease obligations	111	114
Total current liabilities	22,809	29,226
Long-term debt and capital lease obligations, less current portion	304,416	288,434
Deferred income taxes	42,296	43,521
Deferred revenue	7,898	7,704
Other liabilities	663	229
Total liabilities	378,082	369,114
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,000,193 and 21,041,305 issued and 18,682,543 and 18,723,655 outstanding at December 31, 2010 and March 31, 2011, respectively	209	210
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2010 and March 31, 2011	56	56
Additional paid-in capital	230,947	231,301
Retained earnings (loss)	(802)	1,785
Treasury stock, at cost (2,317,650 shares at December 31, 2010 and March 31, 2011)	(34,006)	(34,006)
Total stockholders’ equity	196,404	199,346
Total liabilities and stockholders’ equity	$574,486	$568,460
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)
	Three Months Ended March 31,
	2010	2011
Net broadcast revenue	$41,408	$42,730
Internet revenue	4,490	6,212
Publishing revenue	2,426	2,841
Total revenue	48,324	51,783
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $312 and $324 for the quarters ended March 31, 2010 and 2011, respectively, paid to related parties)	25,997	27,802
Internet operating expenses exclusive of depreciation and amortization shown below	3,868	5,361
Publishing operating expenses exclusive of depreciation and amortization shown below	2,523	2,880
Corporate expenses exclusive of depreciation and amortization shown below (including $83 and $156 for the quarters ended March 31, 2010 and 2011, respectively, paid to related parties)	4,269	4,551
Depreciation (including $2,404, $421, $68 and $264 related to broadcast, internet, publishing and corporate, respectively, for the quarter ended March 31, 2010 and including $2,278, $529, $66 and $310 related to broadcast, internet, publishing and corporate, respectively for the quarter ended March 31, 2011)	3,157	3,183
Amortization (including $18, $305, $75 and $1 related to broadcast, internet, publishing and corporate, respectively, for the quarter ended March 31, 2010 and including $31, $484, $54 and $0 related to broadcast, internet, publishing and corporate, respectively for the quarter ended March 31, 2011)	399	569
(Gain) loss on disposal of assets	13	(4,525)
Total operating expenses	40,226	39,821
Operating income	8,098	11,962
Other income (expense):
Interest income	48	43
Interest expense	(7,692)	(7,235)
Other expense, net	(31)	(11)
Income before income taxes	423	4,759
Provision for income taxes	219	2,172
Net income	$204	$2,587

Basic earnings per share	$0.01	$0.11
Diluted earnings per share	$0.01	$0.10
Basic weighted average shares outstanding	23,724,192	24,520,858
Diluted weighted average shares outstanding	24,441,944	24,759,253
See accompanying notes

SALEM COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2010	2011
OPERATING ACTIVITIES
Net income	$204	$2,587
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	332	306
Excess tax benefit from stock options exercised	(43)	(30)
Depreciation and amortization	3,556	3,752
Amortization of bond issue costs and bank loan fees	389	425
Amortization and accretion of financing items	48	48
Provision for bad debts	33	698
Deferred income taxes	(40)	1,891
(Gain) loss on disposal of assets	13	(4,525)
Changes in operating assets and liabilities:
Accounts receivable	2,747	1,816
Prepaid expenses and other current assets	(82)	(941)
Accounts payable and accrued expenses	7,376	4,123
Deferred revenue	110	(257)
Other liabilities	(76)	(74)
Income taxes payable	279	270
Net cash provided by operating activities	14,846	10,089
INVESTING ACTIVITIES
Capital expenditures	(1,384)	(2,449)
Deposits on radio station acquisitions	—	55
Deposits on equipment	—	193
Purchases of broadcast assets and radio stations	—	(550)
Purchases of Internet businesses and assets	(2,000)	(6,000)
Proceeds from the disposal of assets	15	12,716
Other	(128)	(461)
Net cash provided by (used in) investing activities	(3,497)	3,504
FINANCING ACTIVITIES
Payments of costs related to bank credit facility	(48)	(50)
Payments of bond issue costs	(135)	(41)
Proceeds from borrowings under bank credit facility	—	13,100
Payments on bank credit facility	(13,000)	(29,100)
Proceeds from exercise of stock options	63	19
Excess tax benefit from stock options exercised	43	30
Book overdraft	—	1,916
Payments on capital lease obligations	(21)	(32)
Net cash used in financing activities	(13,098)	(14,158)
Net decrease in cash and cash equivalents	(1,749)	(565)
Cash and cash equivalents at beginning of year	8,945	828
Cash and cash equivalents at end of period	$7,196	$263
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90	$354
Income taxes	$17	$13
Non-cash investing and financing activities:
Note receivable acquired in exchange for radio station	$—	$1,000
Assets acquired under capital leases	$—	$5

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

Information with respect to the three months ended March 31, 2010 and 2011 is unaudited.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multi-media company with integrated business operations covering radio broadcasting, publishing and the Internet.  Our programming is intended for all audiences interested in Christian and family-themed content.  Our primary business is the ownership and operation of radio stations in large metropolitan markets.  Upon the close of all announced transactions, we will own and/or operate 95 radio stations across the United States.  We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”).  SRN, SNN, SMN and RSN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations.  SMR and VMR sell commercial air time to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

Salem Web Network™ (“SWN”), is one our two non-broadcast segments.  SWN operates our Internet businesses providing Christian and conservative-themed content, audio and video streaming, and other resources on the web.  SWN’s Internet portals include OnePlace.com, Jesus.org, HotAir.com, Crosswalk.com®, Christianity.com, GodTube.com, Townhall.com®, Samaritan Fundraising and WorshipHouse Media.  SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States.  SWN operates these Salem radio station websites as well as Salem Consumer Products, a website offering books, DVD’s and editorial content that is developed by many of our on-air radio personalities and are available for purchase.

Our second non-broadcast segment, Salem Publishing™ produces and distributes Christian print magazines and books.  Salem Publishing also operates Xulon Press™, a print-on-demand self publishing service for Christian authors.

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

NOTE 2. RECLASSIFICATIONS

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.   These reclassifications include the separation of our non-broadcast segment into two components, Internet and Publishing.  We believe that this information regarding our non-broadcast segment is useful to readers of our financial statements.  Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouse Media as discussed in Note 4, our Internet segment qualifies for disclosure as a reportable segment.  All prior periods have been updated to reflect the separation of these non-broadcast segments.

NOTE 3.  IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.  We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  There were no indications of impairment present during the period ending March 31, 2011.  Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.

NOTE 4.  SIGNIFICANT TRANSACTIONS

On March 28, 2011, we completed the acquisition of the Internet business, WorshipHouse Media, an on-line church media and video ministry website, for $6.0 million.  WorshipHouse Media offers users worship and small group resources, including movie illustrations, song tracks, worship backgrounds, small group video curriculum and worship software, to churches that may face budget, time and in-house talent constraints.  The site also includes WorshipHouse Kids, which offers similar products crafted to meet the needs of children's ministry media in the church.  The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.  The acquisition resulted in goodwill of $2.1 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On March 14, 2011, we completed the acquisition of radio station WDDZ-AM, Pawtucket, Rhode Island, for $0.6 million.  We began operating the station as WBZS-AM upon the close of the transaction.  The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.

On March 1, 2011, we sold radio station WAMD-AM in Aberdeen, Maryland resulting in a pre-tax loss of $0.2 million that was previously recognized upon entering into the Asset Purchase Agreement (“APA”) in September 2010.

On February 25, 2011, we sold radio station KXMX-AM in Los Angeles, California for $12.0 million, including $11.0 million in cash and a $1.0 million promissory note.  The $1.0 million promissory note has a three-year term, bearing interest at 7% compounded annually, due on February 25, 2016.  The sale resulted in a pre-tax gain of $2.1 million.

On January 6, 2011, we sold radio station KKMO-AM in Seattle, Washington for $2.7 million resulting in a pre-tax gain of $2.4 million.

On January 3, 2011, we began programming radio station KVCE-AM, Highland Park, Texas pursuant to a long-term Time Brokerage Agreement (“TBA”).

A summary of our business acquisitions and asset purchases for the three months ended March 31, 2011, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
March 28, 2011	WorshipHouse Media	$6,000
March 14, 2011	WBZS-AM, Pawtucket, Rhode Island	550
		$6,550

Under the acquisition method of accounting as specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction.  We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the transaction noted.

The total acquisition consideration was allocated to the net assets acquired as follows:

Net Assets Acquired
(Dollars in thousands)
Asset
Property and equipment	$416
Broadcast licenses	141
Goodwill	2,144
Customer lists and contracts	80
Domain and brand names	457
Internally developed software	311
Customer relationships	2,451
Other amortizable intangible assets	550
$6,550

Pending Transactions:

On March 5, 2010, we entered into an APA to re-acquire radio station KTEK-AM, Houston, Texas for $3.7 million, which includes forgiveness of the promissory note that we received upon our original sale of the station.  We began programming the station pursuant to a TBA with the current owner on March 8, 2010.  The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date.  The purchase is subject to the approval by the FCC and is expected to close in the third quarter of 2011.

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Stock option compensation expense included in Corporate expenses	$311	$183
Restricted stock shares compensation expense included in Corporate expenses	2	4
Stock option compensation expense included in Broadcast operating expenses	10	100
Stock option compensation expense included in Internet operating expenses	7	19
Stock option compensation expense included in Publishing operating expenses	2	—
Total stock-based compensation expense, pre-tax	$332	$306
Tax provision for stock-based compensation expense	(172)	(140)
Total stock-based compensation expense, net of tax	$160	$166

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

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the option.  The expected dividend is zero as the 2010 distribution is not expected to be recurring in nature.  The expected term of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
Expected volatility	94.3%	100.5%
Expected dividends	0%	0%
Expected term (in years)	7.3	7.6
Risk-free interest rate	3.11%	3.08%

Stock option information with respect to the company’s stock-based compensation plans during the three months ended March 31, 2011 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,151,998	$ 6.83	$ 5.36	5.0 years	$ 748
Granted	21,000	3.83	3.25		2
Exercised	(31,112)	0.57	0.40		103
Forfeited or expired	(3,975)	5.57	7.02		6
Outstanding at March 31, 2011	1,137,911	$ 6.95	$ 5.45	4.8 years	$ 825
Exercisable at March 31, 2011	681,788	$ 8.48	$ 5.64	3.4 years	$ 632
Expected to Vest	433,089	$ 4.65	$ 5.16	6.8 years	$ 183

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 31, 2011 of $3.75 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options.  The total fair value of options vested during the three months ended March 31, 2010 and 2011 was $0.5 million and $0.7 million, respectively.

The fair values of shares of restricted stock are determined based on the closing price of the company’s common stock on the grant dates.  Information regarding the company’s restricted stock during the three months ended March 31, 2011 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2011	10,000	$ 2.03
Granted	—	—
Lapsed	(10,000)	$ (2.03)
Forfeited	—	—
Non-Vested at March 31, 2011	—	—

As of March 31, 2011, there was $1.2 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares.  This cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the annual report on Form 10-K for the year ended December 31, 2010 that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “ Improving Disclosures about Fair Value Measurements ” (“ASU No. 2010-06”), which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU No. 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU No. 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, which amends “Intangibles-Goodwill and Other” (Topic 350) (“ASU 2010-28). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of ASU No. 2010-28 did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (Topic 805) (“ASU 2010-29”), which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805).  This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of ASU No. 2010-29 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation-Stock Expense.”  As a result, $0.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for each of the three months ended March 31, 2010 and 2011.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a senior credit facility which is a revolver (“Revolver”).  We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million.  The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of our 9 5/8% Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.  The Revolver is a three-year credit facility, which includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the Credit Agreement relating to the Revolver.  Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium.  At March 31, 2011, the blended interest rate on amounts outstanding under the Revolver was 4.40%.  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of March 31, 2011, our leverage ratio was 5.55 to 1 and our interest coverage ratio was 1.77 to 1.  We were in compliance with our debt covenants at March 31, 2011 and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/8% Notes.  As of December 31, 2010 and March 31, 2011, accrued interest on the 9 5/8% Notes was $1.2 million and $7.6 million, respectively.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  For each of the three months ended March 31, 2010 and 2011, approximately $48,000 of the discount has been recognized as interest expense.

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

The carrying value of the 9 5/8% Notes was $268.5 million at December 31, 2010 and March 31, 2011.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2010	As of March 31, 2011
	(Dollars in thousands)
Revolver under senior credit facility	$35,000	$19,000
9 5/8% senior secured second lien notes due 2016	268,479	268,527
Capital leases and other loans	1,048	1,021
	304,527	288,548
Less current portion	(111)	(114)
	$304,416	$288,434

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2011:

•

Outstanding borrowings of $19.0 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•

$270.0 million 9 5/8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•

Commitment fees of 0.75% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various office equipment.  The obligation recorded at December 31, 2010 and March 31, 2011 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2011 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2012	$114
2013	19,120
2014	94
2015	89
2016	66
Thereafter	269,065
$288,548

NOTE 9.  AMORTIZABLE INANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2011
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$15,556	$(10,474)	$5,082
Domain and brand names	8,125	(5,741)	2,384
Favorable and assigned leases	1,649	(1,467)	182
Other amortizable intangible assets	4,342	(3,319)	1,023
	$29,672	$(21,001)	$8,671

	As of December 31, 2010
		Accumulated
	Cost	Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$12,881	$(10,313)	$2,568
Domain and brand names	7,695	(5,492)	2,203
Favorable and assigned leases	1,649	(1,444)	205
Other amortizable intangible assets	3,799	(3,247)	552
	$26,024	$(20,496)	$5,528

Based on the amortizable intangible assets as of March 31, 2011, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2011 (Apr – Dec)	$2,067
2012	2,140
2013	1,800
2014	1,392
2015	801
Thereafter	471
Total	$8,671

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

Options to purchase 1,611,786 and 1,137,911 shares of Class A common stock were outstanding at March 31, 2010 and 2011, respectively.  Also outstanding on March 31, 2010 were unvested restricted stock shares of 10,000.   Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price.  These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive.  As of March 31, 2010 and 2011, there were 717,752 and 238,395 dilutive shares, respectively.

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

As of March 31, 2011, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

NOTE 13. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  We recorded an increase in our unrecognized tax benefits of $0.1 million as of March 31, 2010.  At December 31, 2010,we had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.2 million as of March 31, 2011.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.7 million as of March 31, 2011 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

NOTE 15. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments.  We have two reportable operating segments, radio broadcasting and Internet.  The remaining non-reportable segment consists of our publishing businesses, Salem Publishing and Xulon Press™, which do not meet the reportable segment quantitative thresholds.  The radio-broadcasting segment also owns and operates radio networks.

Management uses operating income before depreciation, amortization and (gain) loss on disposal of assets, as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2011
Net revenue	$42,730	$6,212	$2,841	$—	$51,783
Operating expenses	27,802	5,361	2,880	4,551	40,594
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$14,928	$851	$(39)	$(4,551)	$11,189
Depreciation	2,278	529	66	310	3,183
Amortization	31	484	54	—	569
(Gain) loss on disposal of assets	(4,540)	15	—	—	(4,525)
Operating income (loss)	$17,159	$(177)	$(159)	$(4,861)	$11,962

Three Months Ended March 31, 2010
Net revenue	$41,408	$4,490	$2,426	$—	$48,324
Operating expenses	25,997	3,868	2,523	4,269	36,657
Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$15,411	$622	$(97)	$(4,269)	$11,667
Depreciation	2,404	421	68	264	3,157
Amortization	18	305	75	1	399
(Gain) loss on disposal of assets	—	—	8	5	13
Operating income (loss)	$12,989	$(104)	$(248)	$(4,539)	$8,098

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2011
Total property, plant and equipment, net	$98,551	$5,860	$1,032	$9,782	$115,225
Goodwill	3,871	15,127	1,337	8	20,343
As of December 31, 2010
Total property, plant and equipment, net	$99,621	$5,517	$969	$9,760	$115,867
Goodwill	4,006	13,010	1,337	8	18,361

NOTE 16. SUBSEQUENT EVENTS

On May 2, 2011, we instructed the trustee of our Indenture to notify our bondholders of our intent to complete another redemption of $17.5 million of our 9 5/8% Senior Secured Second Lien Notes at a price equal to 103% of the face value.  We expect this redemption to close on June 1, 2011.

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.  Our condensed consolidated financial statements are not directly comparable from period to period due to acquisitions and dispositions of selected assets of radio stations and acquisitions of various Internet and publishing businesses.  See Note 4 of our condensed consolidated financial statements for additional information.

Salem is a domestic multimedia company with integrated business operations covering radio broadcasting, publishing and the Internet.  Our programming is intended for all audiences interested in Christian and family-themed content.

Our primary business is the ownership and operation of radio stations in large metropolitan markets.  Upon completion of all announced transactions, we will own/operate a national portfolio of 95 radio stations in 37 markets, including 59 stations in 22 of the top 25 markets, which consists of 27 FM stations and 68 AM stations.  We believe that we are the largest commercial U.S. radio broadcasting company providing programming targeting audiences interested in Christian and family-themed content, as measured by number of stations and audience coverage.  We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets.  We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

Our radio segment focuses on the clustering of strategic formats, mainly Christian Teaching and Talk, Contemporary Christian Music, conservative News Talk and Business News.  We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”).  SRN, SNN, SMN and RSN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations.  SMR and VMR sell commercial air time to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

Salem Web Network™ (“SWN”), is one our two non-broadcast segments.  SWN operates our Internet businesses providing Christian and conservative-themed content, audio and video streaming, and other resources on the web.  SWN’s Internet portals include OnePlace.com, Jesus.org, HotAir.com, Crosswalk.com®, Christianity.com, GodTube.com, Townhall.com®, Samaritan Fundraising and WorshipHouse Media.  SWN’s content is also accessible through our radio station websites that feature content of interest to local listeners throughout the United States.  SWN operates our radio station websites and Salem Consumer Products, a website offering books, DVD’s and editorial content that is developed by many of our on-air radio personalities and are available for purchase.

Our second non-broadcast segment, Salem Publishing™ produces and distributes Christian print magazines and books.  Salem Publishing also operates Xulon Press™, a print-on-demand self publishing service for Christian authors.

Our principal business strategy is to expand our national presence in order to reach all audiences interested in Christian and family-themed content as well as conservative news talk.  To do this, we must continually improve our radio platform and invest in and build our Internet and publishing businesses as marketplace expands.  We are fundamentally committed to content that emphasizes Christian, conservative news talk and family themes.  As part of this business philosophy, we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences.

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

OVERVIEW

      Our radio segment derives revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

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

the size of the market;

•

the general economic conditions in each market; and

•

supply and demand on both a local and national level.

Our principal sources of Internet revenue include:

•

the sale of internet advertising;

•

the support and promotion to stream third-party content on our websites;

•

sales of software and support services; and

•

product sales and royalties for on-air host materials.

Our principal sources of publishing revenue include:

•

subscription fees for our magazines;

•

the sale of print magazine advertising;

•

fees from authors for book publishing; and

•

the sale of books.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2010	2010	2011	2011
	(Dollars in thousands)
Block program time:
National	$ 9,123	22.0%	$ 10,428	24.4%
Local	7,922	19.2	7,738	18.1
	17,045	41.2	18,166	42.5
Advertising:
National	3,208	7.8	2,932	6.9
Local	13,883	33.5	15,079	35.3
	17,091	41.3	18,011	42.2
Infomercials	1,819	4.4	1,577	3.7
Network	4,200	10.1	3,458	8.1
Other	1,253	3.0	1,518	3.5
Net broadcast revenue	$ 41,408	100.0%	$ 42,730	100.0%

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

Historically, our cash flow is affected by a transitional period experienced when we change a radio station format.  At various times due to the nature of the radio station, our plans for the market in which the station operates, or other circumstances, we find it beneficial to change a station format.  This transitional period occurs when we develop the radio station’s listener and customer base. During this transitional period, a station may generate negative or insignificant cash flow.

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash.  During the quarter ending March 31, 2011, we sold 96% of our net broadcast revenue for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

Salem Web Network™ and our Internet business earns revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. The revenues of these businesses are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

The primary operating expense incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) streaming costs.

Our publishing business, Salem Publishing™, earns revenues by selling advertising in and subscriptions to its publications and by selling books. Xulon Press™ generally earns its revenue from fees paid by authors in association with the publishing of their books. The revenues of these businesses are reported as Publishing on our Condensed Consolidated Statements of Operations.

The primary operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) printing and production costs, including paper costs.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended
	March 31,
	2010	2011	% Change
	(Dollars in thousands)
Net broadcast revenue	$41,408	$42,730	3.2%
Internet revenue	4,490	6,212	38.4%
Publishing revenue	2,426	2,841	17.1%
Total revenue	48,324	51,783	7.2%
Operating expenses:
Broadcast operating expenses	25,997	27,802	6.9%
Internet operating expenses	3,868	5,361	38.6%
Publishing operating expenses	2,523	2,880	14.1%
Corporate expenses	4,269	4,551	6.6%
Depreciation	3,157	3,183	0.8%
Amortization	399	569	42.6%
(Gain) loss on disposal of assets	13	(4,525)	(34,907.7)%
Total operating expenses	40,226	39,821	(1.0)%
Operating income	8,098	11,962	47.7%
Other income (expense):			%
Interest income	48	43	(10.4)%
Interest expense	(7,692)	(7,235)	(5.9)%
Other expense, net	(31)	(11)	(64.5)%
Income before income taxes	423	4,759	1,025.1%
Provision for income taxes	219	2,172	891.8%
Net income	$204	$2,587	1,168.1%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31,
	2010	2011
Net broadcast revenue	86%	83%
Internet revenue	9%	12%
Publishing revenue	5%	5%
Total revenue	100%	100%
Operating expenses:
Broadcast operating expenses	54%	54%
Internet operating expenses	8%	10%
Publishing operating expenses	5%	6%
Corporate expenses	9%	9%
Depreciation	6%	6%
Amortization	1%	1%
(Gain) loss on disposal of assets	—%	(9)%
Total operating expenses	83%	77%
Operating income	17%	23%
Other income (expense):
Interest income	—%	—%
Interest expense	(16)%	(14)%
Other expense, net	—%	—%
Income before income taxes	1%	9%
Provision for income taxes	1%	4%
Net income	—%	5%

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

NET BROADCAST REVENUE.  Net broadcast revenue increased $1.3 million, or 3.2%, to $42.7 million for the three months ended March 31, 2011, from $41.4 million for the same period of the prior year.  On a same station basis, net broadcast revenue increased $1.5 million, or 3.7%, to $41.8 million for the three months ended March 31, 2011, from $40.3 million for the same period of the prior year.  Revenue from advertising as a percentage of our net broadcast revenue increased to 42.2% for the three months ended March 31, 2011, from 41.3% for the same period of the prior year.  Revenue from block program time as a percentage of our net broadcast revenue increased to 42.5% for the three months ended March 31, 2011, from 41.2% for the same period of the prior year.

Included in the increase in net broadcast revenue is a $1.3 million increase in national program revenue primarily on our Christian Teaching and Talk and News Talk format stations.  We benefited from rate increases as well as from a new sales strategy in which we sold bundles of air time to programmers at discounted rates that allowed us to monetize what might have otherwise been unsold air time.

Also included in the increase in net broadcast revenue is a $1.2 million increase in local advertising revenue across all station formats.  The increase is attributable to a combination of higher rates, particularly on our ratings driven stations and an increase in the number of advertisers.  We also saw a $0.2 million increase in broadcast revenues from non-traditional sources, including donor development campaigns, half-price deals and discount shopping shows.

 These increases were partially offset by a decline of $0.7 million in network revenues primarily due to a decrease in political driven sources, a $0.3 million decline in national advertising revenues due to higher competition to keep rates low, and a $0.2 million decline in infomercial revenues as a result of our efforts to reduce this type of programming.

INTERNET REVENUE.  Internet revenue increased by $1.7 million, or 38.4%, to $6.2 million for the three months ended March 31, 2011, from $4.5 million for the same period of the prior year.  Included in this increase is $0.6 million of revenue generated from Samaritan Fundraising, which we acquired in September 2010, an increase of $0.2 million in banner advertising revenue primarily due to an increased number of buys, a $0.2 million increase in website subscription audio streaming revenues from higher volumes , and a $0.2 million increase in revenue generated from our radio station websites including new vendor discount programs and similar half-price deals fulfilled by a third-party agency.

PUBLISHING REVENUE.  Publishing revenue increased $0.4 million, or 17.1%, to $2.8 million for the three months ended March 31, 2011, from $2.4 million for the same period of the prior year. Included in this increase is a $0.3 million increase in submission fees and book sales primarily due to increased volume from Xulon Press, our print-on-demand self publisher.

BROADCAST OPERATING EXPENSES.  Broadcast operating expenses increased $1.8 million, or 6.9%, to $27.8 million for the three months ended March 31, 2011, from $26.0 million for the same period of the prior year.  On a same station basis, broadcast operating expense increased $2.1 million, or 8.1%, to $27.2 million for the three months ended March 31, 2011, compared to $25.1 million for the same period of the prior year.  Included in this increase is a $0.6 million increase in bad debt expense due to the favorable impact on the prior year of the recovery of a past-due account, a $1.0 million increase in personnel-related costs, a $0.1 million increase in facility-related costs, a $0.2 million increase in FCC license fees, and a $0.2 million increase in production and programming expenses, partially offset by a $0.4 million decrease in advertising expenses.

INTERNET OPERATING EXPENSES.   Internet operating expenses increased $1.5 million, or 38.6%, to $5.4 million for the three months ended March 31, 2011, compared to $3.9 million for the same period of the prior year.  Included in this increase is a $0.3 million increase in personnel-related costs, including commissions, a $0.1 million increase in advertising expenses incurred to further promote our Internet businesses, a $0.6 million increase in streaming and hosting expenses associated with higher site traffic, and $0.6 million of operating expenses from Samaritan Fundraising, which was acquired in September of 2010.

PUBLISHING OPERATING EXPENSES.   Publishing operating expenses increased $0.4 million, or 14.1%, to $2.9 million for the three months ended March 31, 2011, compared to $2.5 million for the same period of the prior year.  Included in the increase is a $0.1 million increase in personnel-related costs, including commissions, a $0.1 million increase in production and paper costs resulting from higher sales volumes and a $0.1 million increase in advertising expense incurred to promote our publishing operations.

CORPORATE EXPENSES.  Corporate expenses increased $0.3 million, or 6.6%, to $4.6 million for the three months ended March 31, 2011, compared to $4.3 million for the same period of the prior year.  Included in this increase is a $0.2 million increase in personnel-related costs and a $0.2 million increase in travel expenses, partially offset by a $0.1 million decrease in non-cash stock based compensation expense as a result of reduced option awards as compared to the same period of the prior year.

DEPRECIATION.  Depreciation expense remained consistent at $3.2 million for the three months ended March 31, 2011 and 2010.

AMORTIZATION.   Amortization expense increased $0.2 million, or 42.6%, to $0.6 million for the three months ended March 31, 2011, compared to $0.4 million for the same period of the prior year.  The increase is due to amortization of intangible assets acquired during 2010, including HotAir.com, GodTube.com & Samaritan Fundraising.

(GAIN) LOSS ON DISPOSAL OF ASSETS.   The net gain on disposal of assets of $4.5 million for the three months ended March 31, 2011, includes the $2.4 million pre-tax gain from the sale of KKMO-AM in Seattle, Washington and the $2.1 million pre-tax gain from the sale of KXMX-AM in Los Angeles, California, offset by losses from various fixed asset and equipment disposals.  The net loss on disposal of assets of $13,000 for the same period of the prior year represents losses from various fixed asset and equipment disposals.

OTHER INCOME (EXPENSE).  Interest income remained constant at $0.1 million for the three months ended March 31, 2011 and the same period of the prior year and represents earnings on excess cash.  Interest expense decreased $0.5 million, or 5.9%, to $7.2 million for the three months ended March 31, 2011, compared to $7.7 million for the same period of the prior year due to the redemption of $30.0 million in outstanding principal of the 9 5/8% Notes during 2010, partially offset with increased interest expenses on our Revolver.  Other expense, net, of $11,000 for the three months ended March 31, 2011 relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.  Other expense, net of $31,000 for the three months ended March 31, 2010 includes a $0.2 million loss related to debt forgiveness on a promissory note not associated with our operating activities offset by the APA termination fee of $0.2 million received from escrow upon the termination of the sale agreement for WRFD-AM, Columbus, Ohio.

PROVISION FOR INCOME TAXES.  In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $2.2 million for the three months ended March 31, 2011 compared to $0.2 million for the same period of the prior year.  Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 45.6% for the three months ended March 31, 2011 compared to 51.8% for the same period of the prior year.  The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

NET INCOME.   We recognized net income of $2.6 million for the three months ended March 31, 2011 compared to $0.2 million for the same period of the prior year.  The increase of $2.4 million reflects a $3.9 million increase in net operating income and a $0.5 million decrease in interest expense, offset by a $2.0 million increase in our tax provision.

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

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

STATION OPERATING INCOME.   SOI decreased $0.5 million, or 3.1%, to $14.9 million for the three months ended March 31, 2011, compared to $15.4 million for the same period of the prior year.  As a percentage of net broadcast revenue, SOI decreased to 34.9% for the three months ended March 31, 2011 from 37.2% for the same period of the prior year.  On a same station basis, SOI decreased $0.6 million, or 3.7%, to $14.6 million for the three months ended March 31, 2011 from $15.2 million for the same period of the prior year.  As a percentage of same station net broadcast revenue, same station SOI decreased to 35.0% for the three months ended March 31, 2011 from 37.7% for the same period of the prior year.  The decline in SOI is primarily due to the political revenue generated on our networks in the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three months ended March 31, 2010 and 2011:

	Three Months Ended
	March 31,
	2010	2011
	(Dollars in thousands)
Station operating income	$15,411	$14,928
Plus Internet revenue	4,490	6,212
Plus publishing revenue	2,426	2,841
Less Internet operating expenses	(3,868)	(5,361)
Less publishing operating expenses	(2,523)	(2,880)
Less corporate expenses	(4,269)	(4,551)
Less deprecation and amortization	(3,556)	(3,752)
Less gain (loss) on disposal of assets	(13)	4,525
Operating income	$8,098	$11,962

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

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial.  As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license.  It is our policy generally to retain third-party appraisers to value radio stations, networks or other business properties.  The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment.  We believe the allocations represent appropriate estimates of the fair value of the assets acquired.  As part of the valuation and appraisal process, the third-party appraisers prepare reports that assign values to the various asset categories in our financial statements.  Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of the radio station, network or other properties at the close of the transaction.

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

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing.  Our customers principally include not-for-profit charitable organizations and commercial advertisers.  Revenue from the sale of products and services from our Internet businesses are recognized when the advertisement is delivered, when products are shipped or when the related services are rendered.  Revenues from the sale of advertising in our magazines are recognized upon publication.  Revenues from the sale of subscriptions to our publications are recognized over the life of the subscription.  Revenue from book sales are recorded when shipment occurs.

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

Accounting for discontinued operations

We regularly review underperforming entities, including stations operating in non-strategic formats, to determine if a sale might be a better way to monetize the assets.  When we commit to plan to sell an entity, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.”  This pronouncement specifies that the operations and cash flow of the entity disposed of (to be sold) have or will be eliminated from the ongoing operations as a result of the disposal and that we will not have significant continuing involvement in the operations after the disposal transaction.  Within our broadcast operating segment, we define a cluster as a group of radio stations operating in the same geographic market, sharing the same building and equipment and being managed by a single general manager.  The cluster level is the lowest level for which discrete financial information is available and the level reviewed by management to analyze operating results.  General managers are compensated based on the results of their cluster as a whole, not the results of any individual radio stations.  Therefore, we have determined that a broadcast entity qualifies as a discontinued operation when management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), the sale is probable, and the sale will result in the exit of a particular geographic market.  Our Internet and publishing businesses are considered at the business unit level, which we define by publication or website.

Goodwill and indefinite-lived intangible assets

Approximately 69% of our total assets as of December 31, 2010, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses.  In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property.  Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred.  We continually monitor our stations’ compliance with the various regulatory requirements.  Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.”  We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. The unit of accounting used to test broadcast licenses is the cluster level, which we defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information is available and the level reviewed by management to analyze operating results.  Goodwill and mastheads, primarily attributable to our Internet and publishing operating segments, are tested at the business unit level, which we define by publication or website. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets.  Goodwill and magazine mastheads account for the remaining 5%.  We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.  There were no indications of impairment present for the period ended March 31, 2011.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future, the amount of which may be material.  The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 12 to our Condensed Consolidated Financial Statements.

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  We recorded an increase in our unrecognized tax benefits of $0.1 million as of March 31, 2010.  At December 31, 2010, we had $3.7 million in liabilities for unrecognized tax benefits.  Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.  We recorded an increase in our unrecognized tax benefits of $0.2 million as of March 31, 2011.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.7 million as of March 31, 2011 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.  Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes.  Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Fair Value Accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value.  As of March 31, 2011, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments.  The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

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

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock awards are granted to employees, directors, officers and advisors of the company.  A maximum of 3,100,000 shares are authorized under the Plan, of which 1,137,911 are outstanding and 681,788 are exercisable as of March 31, 2011.

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.”  We record equity awards under the fair value method with share-based compensation measured at the fair value of the award as of the grant date.  The exercise price for options is equal to the closing market price of Salem Communications common stock on the date of grant.  We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.  Total stock based compensation expense for each of the three months ended March 31, 2011and 2010 was $0.3 million.

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

Cash Flows

Cash and cash equivalents decreased $0.5 million to $0.3 million as of March 31, 2011 compared to $0.8 million as of the December 31, 2010.  Working capital decreased $8.0 million to $9.4 million as of March 31, 2011, compared to $17.4 million as of December 31, 2010.

The following events impacted our liquidity and capital resources during the three months ended March 31, 2011:

•

We decreased the outstanding balance on our Revolver by $16.0 million, to $19.0 million as of March 31, 2011 compared to $35.0 million as of December 31, 2010;

•

We collected $12.7 million from the sale of radio station assets;

•

Cash paid for acquisitions increased $4.6 million to $6.6 million from $2.0 million for the same period of the prior year;

•

Capital expenditures increased $1.1 million to $2.5 million from $1.4 million for the same period of the prior year;

•

Consolidated net receivables increased $1.1 million to $28.3 million from $29.4 million as of December 31, 2010; and

•

Our net income from continuing operations increased $2.4 million to $2.6 million from $0.2 million for the same period of the prior year.

Credit Facilities

The Revolver and the 9 5/8% Notes have been entered into by Salem Communications Corporation, our parent company.  Salem Communications Corporation has no independent assets or operations.  All of the subsidiaries of Salem Communications Corporation are currently guarantors of the Revolver and the 9 5/8% Notes. The guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a senior credit facility which is a revolver (“Revolver”).  We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million.  The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of our 9 5/8% Notes.  The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.  The Revolver is a three-year credit facility, which includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the Credit Agreement relating to the Revolver.  Amounts outstanding under the Revolver bear interest at a rate based on

LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year.  If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium.  At March 31, 2011, the blended interest rate on amounts outstanding under the Revolver was 4.40%.  We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends.  As of March 31, 2011, our leverage ratio was 5.55 to 1 and our interest coverage ratio was 1.77 to 1.  We were in compliance with our debt covenants at March 31, 2011 and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%.  Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity.  We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016.  The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries.  Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/8% Notes.  As of December 31, 2010 and March 31, 2011, accrued interest on the 9 5/8% Notes was $1.2 million and $7.6 million, respectively.  The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method.  For each of the three months ended March 31, 2010 and 2011, approximately $48,000 of the discount has been recognized as interest expense.

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

The carrying value of the 9 5/8% Notes was $268.5 million at December 31, 2010 and March 31, 2011.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2010	As of March 31, 2011
	(Dollars in thousands)
Revolver under senior credit facility	$35,000	$19,000
9 5/8% senior secured second lien notes due 2016	268,479	268,527
Capital leases and other loans	1,048	1,021
	304,527	288,548
Less current portion	(111)	(114)
	$304,416	$288,434

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2011:

•

Outstanding borrowings of $19.0 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

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

In prior years, we also incurred significant impairment losses with regard to indefinite-lived intangible assets within our publishing businesses.  These losses are attributable to an increase in the weighted average cost of capital, a decline in the estimated terminal or exit values assigned to the assets because of industry wide declines in the total number of magazines sold, a decrease in projected future cash flows, and a significant decline in projected profit margins.

Cash flows and operating income for each of our reporting units is contingent upon the ability of the entity to generate revenues. Our radio stations are to varying degrees dependent upon advertising for their revenues.  Our Internet and publishing operating entities are also dependent upon advertising revenue.  The economic downturn that began during 2007 negatively impacted our ability to generate revenues.  Included in the broadcast valuation estimates prepared by Bond & Pecaro on a market participant basis for the testing period ended December 31, 2010, are increases in revenue of 2.5% to 3.1% for 2011 as compared to 2010 followed by increases of 0.25% to 1.6% in 2012 as compared to 2011. Included in the publishing valuation estimates prepared by Bond & Pecaro on a market participant basis are projected profit margins of 2.0% for 2011.  Failure to achieve these anticipated growth rates may result in future impairment losses, the amount of which may be material.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2011, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

ITEM 4T. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”).  The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q.  Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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
May 9, 2011
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 9, 2011
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