Form 10-Q
period 2011-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2011-08-08
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]            No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2011
Common Stock, $0.01 par value per share	18,725,555 shares

Class B	Outstanding at August 1, 2011
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2010	June 30, 2011
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$828	$1,370
Restricted cash	100	100
Trade accounts receivable (less allowance for doubtful accounts of $10,040 in 2010 and $10,011 in 2011)	29,363	30,225
Other receivables	623	463
Prepaid expenses	3,320	3,990
Deferred income taxes	5,974	5,665

Total current assets	40,208	41,813

Property, plant and equipment (net of accumulated depreciation of $117,212 in 2010 and $121,129 in 2011)	115,867	113,877
Broadcast licenses	378,362	369,367
Goodwill	18,361	20,342
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $20,496 in 2010 and $21,734 in 2011)	5,528	7,948
Deferred financing costs	7,349	6,125
Notes receivable	2,327	3,250
Other assets	4,523	1,063

Total assets	$574,486	$565,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961	$3,206
Accrued expenses	6,020	5,257
Accrued compensation and related expenses	7,730	7,138
Accrued interest	1,264	1,119
Deferred revenue	6,513	7,398
Income tax payable	210	114
Current portion of long-term debt and capital lease obligations	111	121

Total current liabilities	22,809	24,353

Long-term debt and capital lease obligations, less current portion	304,416	288,058
Deferred income taxes	42,296	44,727
Deferred revenue	7,898	7,759
Other liabilities	663	229

Total liabilities	378,082	365,126

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,000,193 and 21,043,205 issued and 18,682,543 and 18,725,555 outstanding at December 31, 2010 and June 30, 2011, respectively	209	210
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2010 and June 30, 2011	56	56
Additional paid-in capital	230,947	231,475
Retained earnings (loss)	(802)	2,885
Treasury stock, at cost (2,317,650 shares at December 31, 2010 and June 30, 2011)	(34,006)	(34,006)

Total stockholders’ equity	196,404	200,620

Total liabilities and stockholders’ equity	$574,486	$565,746

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net broadcast revenue	$45,471	$45,406	$86,879	$88,136
Internet revenue	4,712	7,582	9,202	13,794
Publishing revenue	2,940	3,144	5,366	5,985

Total revenue	53,123	56,132	101,447	107,915
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $319 and $324 for the three months ended June 30, 2010 and 2011, respectively, and $630 and $648 for the six months ended June 30, 2010 and 2011, respectively, paid to related parties)	28,984	29,054	54,981	56,856
Internet operating expenses exclusive of depreciation and amortization shown below	3,946	6,158	7,814	11,519
Publishing operating expenses exclusive of depreciation and amortization shown below	2,785	2,771	5,308	5,651
Corporate expenses exclusive of depreciation and amortization shown below (including $51 and $170 for the three months ended June 30, 2010 and 2011, and $134 and $326 for the six months ended June 30, 2010 and 2011, respectively, paid to related parties)	3,717	4,204	7,986	8,755

Depreciation (including $2,367, $413, $58 and $294 related to broadcast, Internet, publishing and corporate, respectively, for the three months ended June 30, 2010 and $2,210, $523, $71 and $314 related to broadcast, Internet, publishing and corporate, respectively, for the three months ended June 30, 2011. Also including $4,771, $834, $126 and $558 related to broadcast, Internet, publishing and corporate, respectively for the six months ended June 30, 2010 and $4,488, $1,052, $137 and $624 related to broadcast, Internet, publishing and corporate, respectively for the six months ended June 30, 2011)

	3,132	3,118	6,289	6,301
Amortization (including $18, $395, $74 and $2 related to broadcast, Internet, publishing and corporate, respectively, for the three months ended June 30, 2010 and $35, $655, $42 and $1 related to broadcast, Internet, publishing and corporate, respectively, for the three months ended June 30, 2011. Also including $36, $700, $149 and $3 related to broadcast, Internet, publishing and corporate, respectively for the six months ended June 30, 2010 and $66, $1,139, $96 and $1 related to broadcast, Internet, publishing and corporate, respectively for the six months ended June 30, 2011)	489	733	888	1,302
(Gain) loss on disposal of assets	(18)	150	(5)	(4,375)

Total operating expenses	43,035	46,188	83,261	86,009

Operating income	10,088	9,944	18,186	21,906

Other income (expense):
Interest income	46	54	94	97
Interest expense	(7,776)	(7,064)	(15,468)	(14,299)
Loss on early redemption of long-term debt	(1,050)	(1,090)	(1,050)	(1,090)
Other income (expense), net	0	(12)	(31)	(23)

Income before income taxes	1,308	1,832	1,731	6,591
Provision for income taxes	610	732	829	2,904

Net income	$698	$1,100	$902	$3,687

Basic earnings per share data:	$0.03	$0.05	$0.04	$0.15
Diluted earnings per share data:	$0.03	$0.04	$0.04	$0.15

Basic weighted average shares outstanding	23,819,158	24,279,251	23,771,675	24,400,054

Diluted weighted average shares outstanding	24,542,417	24,491,530	24,492,180	24,625,391

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2011
OPERATING ACTIVITIES
Net income	$902	$3,687
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	736	481
Excess tax benefit from stock options exercised	(62)	(29)
Depreciation and amortization	7,177	7,603
Amortization of deferred financing costs	807	847
Amortization and accretion of financing items	94	94
Provision for bad debts	603	1,537
Deferred income taxes	636	2,769
(Gain) loss on disposal of assets	(5)	(4,375)
Loss on early redemption of long-term debt	1,050	1,090
Changes in operating assets and liabilities:
Accounts receivable	(383)	(660)
Prepaid expenses and other current assets	(360)	(670)
Accounts payable and accrued expenses	(623)	1,745
Deferred revenue	1	(749)
Other liabilities	(292)	2,799
Income taxes payable	(23)	(96)

Net cash provided by operating activities	10,258	16,073

INVESTING ACTIVITIES
Capital expenditures	(3,786)	(4,411)
Deposits on radio station acquisitions and equipment	—	248
Purchases of broadcast assets and radio stations	—	(550)
Purchases of Internet businesses and assets	(4,650)	(6,000)
Deposit received on pending sale of broadcast business	1,000	—
Proceeds from the disposal of assets	43	12,739
Related party residential purchase	(676)	—
Other	(25)	(425)

Net cash provided by (used in) investing activities	(8,094)	1,601

FINANCING ACTIVITIES
Payments of costs related to bank credit facility	(95)	(52)
Payments of bond issue costs	(627)	(43)
Payment of bond premium in connection with early redemption	(525)	(525)
Payments to redeem 9 5/8% Notes	(17,500)	(17,500)
Proceeds from borrowings under bank credit facility	26,000	39,700
Payments on bank credit facility	(15,000)	(38,700)
Proceeds from exercise of stock options	93	19
Excess tax benefit from stock options exercised	62	29
Payments on capital lease obligations	(42)	(60)

Net cash used in financing activities	(7,634)	(17,132)

Net increase (decrease) in cash and cash equivalents	(5,470)	542

Cash and cash equivalents at beginning of year	8,945	828

Cash and cash equivalents at end of period	$3,475	$1,370

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,741	$13,497
Income taxes	$252	$233
Non-cash investing and financing activities:
Note receivable acquired in exchange for radio station	$—	$1,000
Assets acquired under capital leases	$189	$25

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

Information with respect to the three and six months ended June 30, 2010 and 2011 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multimedia company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for all audiences interested in Christian and family-themed content and complementary programming. Our primary business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 95 radio stations across the United States. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Reach Satellite Network (“RSN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and RSN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial air time to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

Salem Web Network™ (“SWN”), is one of our two non-broadcast segments. SWN operates our Internet businesses providing Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Jesus.org, HotAir.com, Crosswalk.com®, Christianity.com, GodTube.com, Townhall.com®, Samaritan Fundraising and WorshipHouse Media. SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates these Salem radio station websites as well as Salem Consumer Products, a website offering books, DVD’s and editorial content that is developed by many of our on-air radio personalities and are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

Our second non-broadcast segment, Salem Publishing™ produces and distributes Christian and conservative opinion print magazines. Salem Publishing also operates Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Condensed Consolidated Statements of Operations.

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

NOTE 3. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ending June 30, 2011. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 5%.

NOTE 4. SIGNIFICANT TRANSACTIONS

On June 1, 2011, we redeemed $17.5 million of our 9 5/8% senior secured second lien notes due 2016 (the “9 5/8% Notes”) for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

On March 28, 2011, we completed the acquisition of the Internet business, WorshipHouse Media, an on-line church media and video ministry website, for $6.0 million in cash. WorshipHouse Media offers users worship and small group resources, including movie illustrations, song tracks, worship backgrounds, small group video curriculum and worship software, to churches that may face budget, time and in-house talent constraints. The site also includes WorshipHouse Kids, which offers similar products crafted to meet the needs of children’s ministry media in the church. The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. The acquisition resulted in goodwill of $2.1 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On March 14, 2011, we completed the acquisition of radio station WDDZ-AM, Pawtucket, Rhode Island, for $0.6 million in cash. We began operating the station as WBZS-AM upon the close of the transaction. The accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.

On March 1, 2011, we sold radio station WAMD-AM in Aberdeen, Maryland resulting in a pre-tax loss of $0.2 million that was previously recognized upon entering into the Asset Purchase Agreement (“APA”) in September 2010.

On February 25, 2011, we sold radio station KXMX-AM in Los Angeles, California for $12.0 million, which was comprised of $11.0 million in cash and a $1.0 million promissory note. The $1.0 million promissory note has a three-year term, bearing interest at 7% compounded annually, due on February 25, 2016. The sale resulted in a pre-tax gain of $2.1 million.

On January 6, 2011, we sold radio station KKMO-AM in Seattle, Washington for $2.7 million in cash resulting in a pre-tax gain of $2.4 million.

On January 3, 2011, we began programming radio station KVCE-AM, Highland Park, Texas pursuant to a long-term Time Brokerage Agreement (“TBA”).

A summary of our business acquisitions for the six months ended June 30, 2011, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$207	$115	$518	$298
Restricted stock compensation expense included in corporate expenses	5	—	7	4
Stock option compensation expense included in broadcast operating expenses	150	44	160	144
Stock option compensation expense included in Internet operating expenses	40	13	47	32
Stock option compensation expense included in Publishing operating expenses	2	3	4	3

Total stock-based compensation expense, pre-tax	404	$175	736	$481
Tax provision for stock-based compensation expense	(188)	(70)	(360)	(210)

Total stock-based compensation expense, net of tax	$216	$105	$376	$270

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

We use the Black-Scholes option valuation model to estimate the fair value of stock options as of the grant date. The expected volatility considers the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the option. The expected dividend is zero as the 2010 distribution is not expected to be recurring in nature. The expected term of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Expected volatility	n/a	n/a	94.26%	100.5%
Expected dividends	n/a	n/a	—%	—%
Expected term (in years)	n/a	n/a	7.3	7.6
Risk-free interest rate	n/a	n/a	3.11%	3.08%

Stock option information with respect to the company’s stock-based compensation plans during the six months ended June 30, 2011 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,151,998	$ 6.83	$ 5.36	5.0 years	$ 748
Granted	21,000	3.83	3.25		2
Exercised	(33,012)	0.57	0.41		109
Forfeited or expired	(25,311)	14.64	8.99		5

Outstanding at June 30, 2011	1,114,675	$ 6.78	$ 5.38	4.6 years	$ 761

Exercisable at June 30, 2011	688,928	$ 8.08	$ 5.46	3.3 years	$ 647

Expected to Vest	405,306	$ 4.67	$ 5.26	6.6 years	$ 109

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 30, 2011 of $3.55 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the six months ended June 30, 2010 and 2011 was $0.9 million and $0.8 million, respectively.

The fair values of shares of restricted stock are determined based on the closing price of the company’s common stock on the grant dates. Information regarding the company’s restricted stock during the six months ended June 30, 2011 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2011	10,000	$2.03
Granted	—	—
Lapsed	(10,000)	$(2.03)
Forfeited	—	—

Non-Vested at June 30, 2011	—	—

As of June 30, 2011, there was $1.0 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. This cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the annual report on Form 10-K for the year ended December 31, 2010 that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05), which is an update to ASC Topic 220, “Comprehensive Income”, eliminating the option to present other comprehensive income and its components in the statement of shareholders’ equity. We can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of ASC No. 2011-05 will not impact our financial position, results of operations, cash flows, or presentation thereof.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends ASC Topic 820, “Fair Value Measurement”. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRSs”). ASU No. 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. We will adopt this guidance at the beginning of our first quarter of fiscal year 2012. We not expect the adoption of ASU No. 2011-04 to have a material impact on our financial position, results of operations or cash flows.

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.” As a result, $0.2 million and $0.5 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2011, respectively, in comparison to $0.4 million and $0.7 million for the three and six months ended June 30, 2010.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a senior credit facility which is a revolver (“Revolver”). We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/8% Notes. The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1. The Revolver is a three-year credit facility, which includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the Credit Agreement relating to the Revolver. Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At June 30, 2011, the blended interest rate on amounts outstanding under the Revolver was 3.68%. We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of June 30, 2011, our leverage ratio was 5.53 to 1 and our interest coverage ratio was 1.81 to 1. We were in compliance with our debt covenants at June 30, 2011 and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/ 8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2010 and June 30, 2011, accrued interest on the 9 5/8% Notes was $1.2 million and $1.1 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three and six months ended June 30, 2010 and 2011, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.

On June 1, 2011, we redeemed an additional $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

Information regarding redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 1, 2010	$ 17,500	$ 525	$ 105	$ 417
December 1, 2010	12,500	375	70	334
June 1, 2011	17,500	525	93	472

The carrying value of the 9 5/8% Notes was $268.5 million and $251.2 million at December 31, 2010 and June 30, 2011, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2010	As of June 30, 2011
	(Dollars in thousands)
Revolver under senior credit facility	$35,000	$36,000
9 5/8% senior secured second lien notes due 2016	268,479	251,166
Capital leases and other loans	1,048	1,013

	304,527	288,179
Less current portion	(111)	(121)

	$304,416	$288,058

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2011:

•	Outstanding borrowings of $36.0 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•	$252.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•	Commitment fees of 0.75% on the unused portion of the Revolver.

Other Debt

We lease various office equipment under agreements that are accounted for as capital leases. The liability recorded at December 31, 2010 and June 30, 2011 represents the present value of future commitments under these lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2011 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2012	$121
2013	36,117
2014	99
2015	90
2016	63
Thereafter	251,689

$288,179

NOTE 9. DEFERRED FINANCING COSTS

Deferred financing costs consist of bond issue costs and bank loan fees associated with the 9 5/ 8% Notes and our Revolver. The capitalized costs are being amortized over the debt term on a straight-line basis. Deferred financing costs consist of the following:

	As of December 31, 2010	As of June 30, 2011
	(Dollars in thousands)
Bond issue costs	$6,084	$5,149
Bank loan fees	1,265	976

	$7,349	$6,125

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2011
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$15,556	$(10,796)	$4,760
Domain and brand names	8,135	(6,011)	2,124
Favorable and assigned leases	1,649	(1,490)	159
Other amortizable intangible assets	4,342	(3,437)	905

	$29,682	$(21,734)	$7,948

	As of December 31, 2010
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)

Customer lists and contracts	$12,881	$(10,313)	$2,568
Domain and brand names	7,695	(5,492)	2,203
Favorable and assigned leases	1,649	(1,444)	205
Other amortizable intangible assets	3,799	(3,247)	552

	$26,024	$(20,496)	$5,528

Based on the amortizable intangible assets as of June 30, 2011, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2011 (July – Dec)	$1,335
2012	2,142
2013	1,802
2014	1,394
2015	803
Thereafter	472

Total	$7,948

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

Options to purchase 1,559,885 and 1,114,675 shares of Class A common stock were outstanding at June 30, 2010 and 2011, respectively. Also outstanding on June 30, 2010 were unvested restricted stock shares of 10,000. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of June 30, 2010 and 2011, there were 723,259 and 212,279 dilutive shares, respectively.

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

As of June 30, 2011, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

NOTE 14. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.1 million as of June 30, 2010. At December 31, 2010, had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We recorded an increase in our unrecognized tax benefits of $0.2 million as of June 30, 2011.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.7 million as of June 30, 2011 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The company enters into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the fair value of these arrangements is zero.

The company and its subsidiaries, incident to its business activities, at various times are parties to a number of legal proceedings, lawsuits, arbitration and other claims including the purported class action described below. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. The company maintains insurance that may provide coverage for such matters. Consequently, the company is unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. The company believes, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon the company’s consolidated financial position, results of operations or cash flows.

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

NOTE 16. SEGMENT DATA Continued.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)

Three Months Ended June 30, 2011
Net revenue	$45,406	$7,582	$3,144	$—	$56,132
Operating expenses	29,054	6,158	2,771	4,204	42,187

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$16,352	$1,424	$373	$(4,204)	$13,945

Depreciation	2,210	523	71	314	3,118
Amortization	35	655	42	1	733
(Gain) loss on disposal of assets	—	1	—	149	150

Operating income (loss)	$14,107	$245	$260	$(4,668)	$9,944

Three Months Ended June 30, 2010
Net revenue	$45,471	$4,712	$2,940	$—	$53,123
Operating expenses	28,984	3,946	2,785	3,717	39,432

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$16,487	$766	$155	$(3,717)	$13,691

Depreciation	2,367	413	58	294	3,132
Amortization	18	395	74	2	489
(Gain) loss on disposal of assets	(18)	—	—	—	(18)

Operating income (loss)	$14,120	$(42)	$23	$(4,013)	$10,088

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)

Six Months Ended June 30, 2011
Net revenue	$88,136	$13,794	$5,985	$—	$107,915
Operating expenses	56,856	11,519	5,651	8,755	82,781

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$31,280	$2,275	$334	$(8,755)	$25,134

Depreciation	4,488	1,052	137	624	6,301
Amortization	66	1,139	96	1	1,302
(Gain) loss on disposal of assets	(4,540)	16	—	149	(4,375)

Operating income (loss)	$31,266	$68	$101	$(9,529)	$21,906

Six Months Ended June 30, 2010
Net revenue	$86,879	$9,202	$5,366	$—	$101,447
Operating expenses	54,981	7,814	5,308	7,986	76,089

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$31,898	$1,388	$58	$(7,986)	$25,358

Depreciation	4,771	834	126	558	6,289
Amortization	36	700	149	3	888
(Gain) loss on disposal of assets	(18)	—	8	5	(5)

Operating income (loss)	$27,109	$(146)	$(225)	$(8,552)	$18,186

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2011
Total property, plant and equipment, net	$97,212	$5,981	$1,070	$9,614	$113,877
Goodwill	3,870	15,127	1,337	8	20,342
As of December 31, 2010
Total property, plant and equipment, net	$99,621	$5,517	$969	$9,760	$115,867
Goodwill	4,006	13,010	1,337	8	18,361

NOTE 17. SUBSEQUENT EVENTS

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

Salem is a domestic multimedia company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for all audiences interested in Christian and family-themed content and complementary programming.

Our primary business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own/operate a national portfolio of 95 radio stations in 37 markets, including 59 stations in 22 of the top 25 markets, which consists of 27 FM stations and 68 AM stations. We believe that we are the largest commercial U.S. radio broadcasting company providing programming targeting audiences interested in Christian and family-themed content and complementary programming as measured by number of stations and audience coverage. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

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

Salem Web Network™ (“SWN”), is one of our two non-broadcast segments. SWN operates our Internet businesses providing Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Jesus.org, HotAir.com, Crosswalk.com®, Christianity.com, GodTube.com, Townhall.com®, Samaritan Fundraising and WorshipHouse Media. SWN’s content is also accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates our radio station websites and Salem Consumer Products, a website offering books, DVD’s and editorial content that is developed by many of our on-air radio personalities and are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

Our second non-broadcast segment, Salem Publishing™ produces and distributes Christian and conservative opinion print magazines. Salem Publishing also operates Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Condensed Consolidated Statements of Operations.

Our principal business strategy is to expand our national presence in order to reach all audiences interested in Christian and family-themed content as well as conservative news talk and complementary programming. To do this, we must continually improve our radio platform and invest in and build our Internet and publishing businesses as the marketplace expands. We are fundamentally committed to content that emphasizes Christian, conservative news talk and family themes. As part of this business philosophy, we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changing audience preferences.

We program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of religious and charitable organizations that create compelling radio programs. Typically, more than 90% of our block programming partners annually renew their respective relationships with us. Based on these renewal rates, we believe that block programming provides a steady and consistent stream of revenue and cash flow. Our top ten programmers have averaged nearly 25 years on-air and have remained relatively constant. Total programming revenue has comprised 35% to 41% of total net broadcast revenue from 2007 through 2011. We also program 24 News Talk stations, 11 Contemporary Christian Music stations, 11 Business format stations, and five Spanish-language Christian Teaching and Talk stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations. Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

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

OVERVIEW

RADIO BROADCASTING

Our radio segment derives revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

Our principal sources of broadcast revenue include:

—	the sale of block program time, both to national and local program producers;
—	the sale of advertising time on our radio stations, both to national and local advertisers; and
—	the sale of advertising time on our national radio network.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

—	audience share;
—	how well our stations perform for our clients;
—	the size of the market;
—	the general economic conditions in each market; and
—	supply and demand on both a local and national level.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2010	2011	2011	2010	2010	2011	2011
	(Dollars in thousands)
Block program time:
National	$9,672	21.3%	$10,693	23.6%	$18,795	21.6%	$21,121	24.0%
Local	7,817	17.2%	7,349	16.2%	15,739	18.1%	15,087	17.1%

	17,489	38.5%	18,042	39.8%	34,534	39.7%	36,208	41.1%

Advertising:
National	3,647	8.0%	3,631	8.0%	6,855	7.9%	6,563	7.4%
Local	16,492	36.3%	16,499	36.3%	30,375	35.0%	31,578	35.8%

	20,139	44.3%	20,130	44.3%	37,230	42.9%	38,141	43.2%

Infomercials	1,732	3.8%	1,562	3.4%	3,551	4.1%	3,139	3.6%
Network	3,977	8.7%	3,862	8.5%	8,177	9.4%	7,320	8.3%
Other	2,134	4.7%	1,810	4.0%	3,387	3.9%	3,328	3.8%

Net broadcast revenue	$45,471	100.0%	$45,406	100.0%	$86,879	100.0%	$88,136	100.0%

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

Arbitron has developed technology to collect data for its ratings service. The PPM is a device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM methodology offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. It is not clear what long-term impact, if any, the introduction of the PPM methodology will have on our revenues for stations that subscribe to Arbitron.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. During the six months ending June 30, 2011, we sold 97% of our net broadcast revenue for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

INTERNET

Salem Web Network™ and our Internet business earns revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software and software support contracts. The revenues of these businesses are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

Our principal sources of Internet revenue include:

—	the sale of Internet advertising;
—	the support and promotion to stream third-party content on our websites;
—	sales of software and support services; and
—	product sales and royalties for on-air host materials.

The primary operating expense incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) streaming costs.

PUBLISHING

Our publishing business, Salem Publishing™, earns revenues by selling advertising in and subscriptions to its publications and by selling books. Xulon Press™ generally earns its revenue from fees paid by authors in association with the publishing of their books. The revenues of these businesses are reported as Publishing on our Condensed Consolidated Statements of Operations.

Our principal sources of publishing revenue include:

—	subscription fees for our magazines;
—	the sale of print magazine advertising;
—	fees from authors for book publishing; and
—	the sale of books.

The primary operating expenses incurred by Salem Publishing™ include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) printing and production costs, including paper costs.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2011	Change	2010	2011	Change
	(Dollars in thousands)
Net broadcast revenue	$45,471	$45,406	(0.1)%	$86,879	$88,136	1.4%
Internet revenue	4,712	7,582	60.9%	9,202	13,794	49.9%
Publishing revenue	2,940	3,144	6.9%	5,366	5,985	11.5%

Total revenue	53,123	56,132	5.7%	101,447	107,915	6.4%
Operating expenses:
Broadcast operating expenses	28,984	29,054	0.2%	54,981	56,856	3.4%
Internet operating expenses	3,946	6,158	56.1%	7,814	11,519	47.4%
Publishing operating expenses	2,785	2,771	(0.5)%	5,308	5,651	6.5%
Corporate expenses	3,717	4,204	13.1%	7,986	8,755	9.6%
Depreciation	3,132	3,118	(0.4)%	6,289	6,301	0.2%
Amortization	489	733	49.9%	888	1,302	46.6%
Loss on disposal of assets	(18)	150	(933.3)%	(5)	(4,375)	87,400.0%

Total operating expenses	43,035	46,188	7.3%	83,261	86,009	3.3%

Operating income	10,088	9,944	(1.4)%	18,186	21,906	20.5%
Other income (expense):
Interest income	46	54	17.4%	94	97	3.2%
Interest expense	(7,776)	(7,064)	(9.2)%	(15,468)	(14,299)	(7.6)%
Loss on early redemption of long-term debt	(1,050)	(1,090)	3.8%	(1,050)	(1,090)	3.8%
Other income (expense), net	—	(12)	—%	(31)	(23)	(25.8)%

Income before income taxes	1,308	1,832	40.1%	1,731	6,591	280.8%
Provision for (benefit from) income taxes	610	732	20.0%	829	2,904	250.3%

Net income	$698	$1,100	57.6%	$902	$3,687	308.8%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Net broadcast revenue	86%	81%	86%	82%
Internet revenue	9%	13%	9%	13%
Publishing revenue	5%	6%	5%	5%

Total revenue	100%	100%	100%	100%
Operating expenses:	%	%	%	%
Broadcast operating expenses	55%	52%	54%	53%
Internet operating expenses	7%	11%	8%	11%
Publishing operating expenses	5%	5%	5%	5%
Corporate expenses	7%	7%	8%	8%
Depreciation	6%	6%	6%	6%
Amortization	1%	1%	1%	1%
Loss on disposal of assets	— %	— %	— %	(4) %

Total operating expenses	81%	82%	82%	80%

Operating income	19%	18%	18%	20%
Other income (expense):	%	%	%	%
Interest income	— %	— %	— %	— %
Interest expense	(15) %	(13) %	(15) %	(13) %
Loss on early redemption of long-term debt	(2) %	(2) %	(1) %	(1) %
Other income (expense), net	— %	— %	— %	— %

Income from before income taxes	2%	3%	2%	6%
Provision for income taxes	1%	2%	1%	3%

Net income	1%	1%	1%	3%

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

NET BROADCAST REVENUE. Net broadcast revenue decreased $0.1 million, or 0.1%, to $45.4 million for the three months ended June 30, 2011, from $45.5 million for the same period of the prior year. On a same station basis, net broadcast revenue increased $0.3 million, or 0.7%, to $44.8 million for the three months ended June 30, 2011, from $44.5 million for the same period of the prior year. Revenue from advertising as a percentage of our net broadcast revenue remained consistent at 44.3% for the three months ended June 30, 2011 and 2010. Revenue from block program time as a percentage of our net broadcast revenue increased to 39.7% for the three months ended June 30, 2011, from 38.5% for the same period of the prior year.

The decline in net broadcast revenue of $0.1 million was due to a $0.5 million decline in political advertising, a $0.2 million decline in infomercial revenues due to our efforts to reduce this type of programming, a $0.5 million decline in local programs and a $0.3 million decline in event revenue that were offset by a $1.0 million increase in national program revenue primarily on our Christian Teaching and Talk and Business format stations and a $0.3 million increase in local advertising, driven largely by ratings on our music format stations. National program revenue benefited from a rate increase effective in January 2011 as well as from a new sales strategy in which bundles of available air time were sold to programmers at discounted rates that allowed us to monetize what might have otherwise been unsold air time.

INTERNET REVENUE. Internet revenue increased $2.9 million, or 60.9%, to $7.6 million for the three months ended June 30, 2011, from $4.7 million for the same period of the prior year. Contributing to this increase is $0.7 million of revenue generated from Samaritan Fundraising, which we acquired in September of 2010, an increase of $1.0 million in downloadable content from WorshipHouse Media, which we acquired in March of 2011, a $0.7 million increase in banner advertising revenue primarily due to an increased number of buys and from GodTube which we acquired in June of 2010, a $0.1 million increase in website hosting and streaming revenues from new customers, and a $0.4 million increase in revenue generated from our radio station websites that include new vendor discount programs and similar half-price deals fulfilled by a third-party agency.

PUBLISHING REVENUE. Publishing revenue increased $0.2 million, or 6.9%, to $3.1 million for the three months ended June 30, 2011, from $2.9 million for the same period of the prior year. Contributing to this increase is a $0.3 million increase in submission fees and book sales primarily due to increased volume from Xulon Press, our print-on-demand publisher.

BROADCAST OPERATING EXPENSES. Broadcast operating expenses increased $0.1 million, or 0.2%, to $29.1 million for the three months ended June 30, 2011, from $29.0 million for the same period of the prior year. On a same station basis, broadcast operating expense increased $0.3 million, or 1.1%, to $28.4 million for the three months ended June 30, 2011, compared to $28.1 million for the same period of the prior year. Contributing to this increase is a $0.2 million increase in bad debt expense due to the favorable impact of recovering a past-due account during the same period of the prior year and a $0.2 million increase in production and programming expenses, offset by a $0.2 million decrease in advertising costs and a $0.1 million decrease in professional services.

INTERNET OPERATING EXPENSES. Internet operating expenses increased $2.3 million, or 56.1%, to $6.2 million for the three months ended June 30, 2011, compared to $3.9 million for the same period of the prior year. Included in this increase is a $0.5 million increase in personnel-related costs that includes sales commissions, a $0.3 million increase in advertising expenses incurred to further promote our Internet businesses, a $0.2 million increase in streaming and hosting expenses associated with higher site traffic and GodTube which we acquired in June of 2010, a $0.8 million increase in operating expenses for Samaritan Fundraising, which we acquired in September of 2010 and a $0.7 increase in operating expense for WorshipHouse Media which we acquired in March of 2011 offset by a $0.1 million decline in royalty expenses exclusive of Samaritan Fundraising and WorshipHouse Media.

PUBLISHING OPERATING EXPENSES. Publishing operating expenses remained consistent at $2.8 million for the three months ended June 30, 2011 and 2010.

CORPORATE EXPENSES. Corporate expenses increased $0.5 million, or 13.1%, to $4.2 million for the three months ended June 30, 2011, compared to $3.7 million for the same period of the prior year. Included in this increase are a $0.6 million increase in personnel-related costs and a $0.1 million increase in travel expenses, partially offset by a $0.1 million decrease in non-cash stock based compensation expense as a result of reduced option awards as compared to the same period of the prior year.

DEPRECIATION. Depreciation expense remained consistent at $3.1 million for the three months ended June 30, 2011 and 2010.

AMORTIZATION. Amortization expense increased $0.2 million, or 49.9%, to $0.7 million for the three months ended June 30, 2011, compared to $0.5 million for the same period of the prior year. The increase is due to amortization of intangible assets acquired during 2010, including HotAir.com, GodTube and Samaritan Fundraising as well as early 2011, including WorshipHouse Media with useful lives between one and three years.

(GAIN) LOSS ON DISPOSAL OF ASSETS. The net loss on disposal of assets of $0.2 million for the three months ended June 30, 2011, and the net gain on disposal of assets of $18,000 for the same period of the prior year represent gains and losses from various fixed asset and equipment disposals.

OTHER INCOME (EXPENSE). Interest income represents earnings on excess cash that remained constant at $0.1 million for the three months ended June 30, 2011 compared to the same period of the prior year. Interest expense decreased $0.7 million, or 9.2%, to $7.1 million for the three months ended June 30, 2011, compared to $7.8 million for the same period of the prior year due to the lower principal outstanding on the 9 5/8% Notes, partially offset with increased interest on our Revolver. Loss on early retirement of debt of $1.1 million for the three months ended June 30, 2011 and for the same period of the prior year represents the redemption in each period of $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. Other expense, net, of $12,000 for the three months ended June 30, 2011 relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties

PROVISION FOR INCOME TAXES. In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.7 million for the three months ended June 30, 2011 compared to $0.6 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 40.0% for the three months ended June 30, 2011 compared to 46.6% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

NET INCOME. We recognized net income of $1.1 million for the three months ended June 30, 2011 and 2010. This reflects a $0.7 million decrease in interest expense, offset by a $0.2 million decrease in net operating income and a $0.1 million increase in our tax provision.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

NET BROADCAST REVENUE. Net broadcast revenue increased $1.3 million, or 1.4%, to $88.1 million for the six months ended June 30, 2011, from $86.9 million for the same period of the prior year. On a same station basis, net broadcast revenue increased $1.7 million, or 2.1%, to $86.5 million for the six months ended June 30, 2011, from $84.8 million for the same period of the prior year. Revenue from advertising as a percentage of our net broadcast revenue increased to 43.3% for the six months ended June 30, 2011, from 42.9% for the same period of the prior year. Revenue from block program time as a percentage of our net broadcast revenue increased to 41.1% for the six months ended June 30, 2011, from 39.7% for the same period of the prior year.

Included in the increase in net broadcast revenue is a $2.3 million increase in national program revenue primarily on our Christian Teaching and Talk, News Talk and Business format stations. We benefited from rate increases as well as from a new sales strategy in which we sold bundles of available air time to programmers at discounted rates that allowed us to monetize what might have otherwise been unsold air time. Also included in the increase in net broadcast revenue is a $1.2 million increase in local advertising revenue from all station formats. The increase is attributable to a combination of higher rates, particularly on our ratings driven stations and an increase in the number of advertisers. We also saw a $0.4 million increase in broadcast revenues from non-traditional sources, including donor development campaigns, half-price deals and discount shopping shows. These increases were partially offset by a decline of $0.9 million in network revenues primarily due to decreases in political sources, a $0.7 million decrease in local programs, a $0.3 million decline in national advertising revenues due to higher competition to keep rates low, and a $0.4 million decline in infomercial revenues as a result of our efforts to reduce this type of programming.

INTERNET REVENUE. Internet revenue increased by $4.6 million, or 49.9%, to $13.8 million for the six months ended June 30, 2011, from $9.2 million for the same period of the prior year. Included in this increase is $1.3 million of revenue generated from Samaritan Fundraising, which we acquired in September of 2010, an increase of $1.0 million in downloadable content from our acquisition of WorshipHouse Media in the first quarter of 2011, a $1.0 million in banner advertising revenue primarily due to an increased number of buys, a $0.1 million increase in website hosting and streaming revenues from new customers, and a $1.0 million increase in revenue generated from our radio station websites that include new vendor discount programs and similar half-price deals fulfilled by a third-party agency.

PUBLISHING REVENUE. Publishing revenue increased $0.6 million, or 11.5%, to $6.0 million for the six months ended June 30, 2011, from $5.4 million for the same period of the prior year. Included in this increase is a $0.8 million increase in submission fees and book sales primarily due to increased volume from Xulon Press, our print-on-demand publisher.

BROADCAST OPERATING EXPENSES. Broadcast operating expenses increased $1.9 million, or 3.4%, to $56.9 million for the six months ended June 30, 2011, from $55.0 million for the same period of the prior year. On a same station basis, broadcast operating expense increased $2.4 million, or 4.4%, to $55.6 million for the six months ended June 30, 2011, compared to $53.2 million for the same period of the prior year. Included in this increase is a $1.0 million increase in bad debt expense due to the favorable impact of the recovery of a past-due account during the prior year, a $0.9 million increase in personnel-related costs, a $0.1 million increase in facility-related costs, a $0.1 million increase in music license fees, and a $0.4 million increase in production and programming expenses, offset by a $0.7 million decline in advertising expenses, a $0.1 million decline in FCC license fees, and a $0.1 million decline in production and programming expenses.

INTERNET OPERATING EXPENSES. Internet operating expenses increased $3.7 million, or 47.4%, to $11.5 million for the six months ended June 30, 2011, compared to $7.8 million for the same period of the prior year. Included in this increase is a $0.7 million increase in personnel-related costs that includes sales commissions, a $0.4 million increase in advertising expenses that were incurred to further promote our Internet businesses, a $0.6 million increase in streaming and hosting expenses associated with higher site traffic and GodTube, which was acquired in June 2010, $1.4 million of operating expenses of Samaritan Fundraising, which was acquired in September of 2010 and $0.7 million of operating expense for WorshipHouse Media, which was acquired in March 2011, partially offset by lower administrative and legal fees.

PUBLISHING OPERATING EXPENSES. Publishing operating expenses increased $0.4 million, or 6.5%, to $5.7 million for the six months ended June 30, 2011, compared to $5.3 million for the same period of the prior year. Included in the increase are a $0.1 million increase in personnel-related costs, including sales commissions, a $0.3 million increase in production and paper costs resulting from higher sales volumes and a $0.1 million increase in advertising expenses incurred to promote our publishing operations.

CORPORATE EXPENSES. Corporate expenses increased $0.8 million, or 9.6%, to $8.8 million for the six months ended June 30, 2011, compared to $8.0 million for the same period of the prior year. Included in this increase are a $0.8 million increase in personnel-related costs and a $0.2 million increase in travel expenses, partially offset by a $0.2 million decrease in non-cash stock based compensation expense as a result of reduced option awards as compared to the same period of the prior year.

DEPRECIATION. Depreciation expense remained consistent at $6.3 million for the six months ended June 30, 2011 and 2010.

AMORTIZATION. Amortization expense increased $0.4 million, or 46.6%, to $1.3 million for the six months ended June 30, 2011, compared to $0.9 million for the same period of the prior year. The increase is due to amortization of intangible assets acquired during 2010, including HotAir.com, GodTube and Samaritan Fundraising as well as early 2011, including WorshipHouse Media with useful lives between one and three years.

(GAIN) LOSS ON DISPOSAL OF ASSETS. The net gain on disposal of assets of $4.4 million for the six months ended June 30, 2011, includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, offset by various fixed asset and equipment disposals. The net loss on disposal of assets of $5,000 for the same period of the prior year represents losses from various fixed asset and equipment disposals.

OTHER INCOME (EXPENSE). Interest income represents earnings on excess cash that remained constant at $0.1 million for the six months ended June 30, 2011 compared to the same period of the prior year. Interest expense decreased $1.2 million, or 7.6%, to $14.3 million for the six months ended June 30, 2011, compared to $15.5 million for the same period of the prior year due to the lower principal outstanding on the 9 5/8% Notes, partially offset by higher interest on our Revolver. Loss on early retirement of debt of $1.1 million for the six months ended June 30, 2011 and for the same period of the prior year represents the redemption in each period of $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. Other expense, net, of $23,000 for the six months ended June 30, 2011 relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties. Other expense, net of $31,000 for the six months ended June 30, 2010 includes a $0.2 million loss related to debt forgiveness on a promissory note not associated with our operating activities offset by the APA termination fee of $0.2 million received from escrow upon the termination of the sale agreement for WRFD-AM, Columbus, Ohio.

PROVISION FOR INCOME TAXES. In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $2.9 million for the six months ended June 30, 2011 compared to $0.8 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 44.1% for the six months ended June 30, 2011 compared to 47.9% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

NET INCOME. We recognized net income of $3.7 million for the six months ended June 30, 2011 compared to $0.9 million for the same period of the prior year. The increase of $2.8 million reflects a $3.7 million increase in net operating income and a $1.2 million decrease in interest expense, offset by a $2.1 million increase in our tax provision.

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

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

STATION OPERATING INCOME.     SOI decreased $0.1 million, or 0.8%, to $16.4 million for the three months ended June 30, 2011, compared to $16.5 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 36.0% for the three months ended June 30, 2011 from 36.3% for the same period of the prior year. On a same station basis, SOI remained consistent at $16.3 million for the three months ended June 30, 2011 and 2010. As a percentage of same station net broadcast revenue, same station SOI decreased to 36.4% for the three months ended June 30, 2011 from 36.7% for the same period of the prior year. The decline in SOI is primarily due to the political revenue generated on our networks during the same period of the prior year.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

STATION OPERATING INCOME.     SOI decreased $0.6 million, or 1.9%, to $31.3 million for the six months ended June 30, 2011, compared to $31.9 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 35.5% for the six months ended June 30, 2011 from 36.7% for the same period of the prior year. On a same station basis, SOI decreased $0.6 million, or 1.9%, to $30.9 million for the six months ended June 30, 2011 from $31.5 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 35.7% for the six months ended June 30, 2011 from 37.2% for the same period of the prior year. The decline in SOI is primarily due to the political revenue generated on our networks during the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(Dollars in thousands)
Station operating income	$16,487	$16,352	$31,898	$31,280
Plus Internet revenue	4,712	7,582	9,202	13,794
Plus Publishing revenue	2,940	3,144	5,366	5,985
Less Internet operating expenses	(3,946)	(6,158)	(7,814)	(11,519)
Less Publishing operating expenses	(2,785)	(2,771)	(5,308)	(5,651)
Less corporate expenses	(3,717)	(4,204)	(7,986)	(8,755)
Less deprecation and amortization	(3,621)	(3,851)	(7,177)	(7,603)
Less gain (loss) on disposal of assets	18	(150)	5	4,375

Operating income	$10,088	$9,944	$18,186	$21,906

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

Goodwill and indefinite-lived intangible assets

Approximately 69% of our total assets as of June 30, 2011, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. The unit of accounting used to test broadcast licenses is the cluster level, which we defines as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information is available and the level reviewed by management to analyze operating results. Goodwill and mastheads, primarily attributable to our Internet and publishing operating segments, are tested at the business unit level, which we define by publication or website. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 5%. We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present for the period ended June 30, 2011.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.2 million as of June 30, 2011. At December 31, 2010, we had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.7 million as of June 30, 2011 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Fair Value Accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. As of June 30, 2011, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

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

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock awards are granted to employees, directors, officers and advisors of the company. A maximum of 3,100,000 shares are authorized under the Plan, of which 1,114,675 are outstanding and 688,928 are exercisable as of June 30, 2011.

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.” We record equity awards under the fair value method with share-based compensation measured at the fair value of the award as of the grant date. The exercise price for options is equal to the closing market price of Salem Communications common stock on the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. Total stock based compensation expense for the three and six months ended June 30, 2011 was $0.2 million and $0.5 million compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2010.

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

Cash Flows

Cash and cash equivalents increased $0.6 million to $1.4 million as of June 30, 2011 compared to $0.8 million as of the December 31, 2010. Working capital increased $0.1 million to $17.5 million as of June 30, 2011, compared to $17.4 million as of December 31, 2010.

The following events impacted our liquidity and capital resources during the six months ended June 30, 2011:

•	We redeemed $17.5 million of the 9 5/8% Notes for $18.0 million;
•	We collected $12.7 million from the sale of radio station assets;
•	Cash paid for acquisitions increased $1.9 million to $6.6 million from $4.7 million for the same period of the prior year;
•	Capital expenditures increased $0.6 million to $4.4 million from $3.8 million for the same period of the prior year;
•	Consolidated net receivables increased $0.9 million to $30.2 million from $29.4 million as of December 31, 2010; and
•	Our net income from continuing operations increased $2.4 million to $3.3 million from $0.9 million for the same period of the prior year.

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

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a senior credit facility which is a revolver (“Revolver”). We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of our 9  5/8% Notes. The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1. The Revolver is a three-year credit facility, which includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the Credit Agreement relating to the Revolver. Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At June 30, 2011, the blended interest rate on amounts outstanding under the Revolver was 3.68%. We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

During the six months ended June 30, 2011, the amounts outstanding under our Revolver ranged from $13.0 million to $37.6 million. During the first quarter of 2011 cash flows from operations were used to pay down the Revolver to $13.0 million which was offset by a $6.0 million increase to fund the acquisition of WorshipHouse Media. During the second quarter we increased the Revolver by up to $18.6 million, of which $1.6 million was repaid as of the quarter end. The net increase in the Revolver during the second quarter of 2011 of $17.0 million was used to redeem $17.5 million of principal on the 9 5/8% Notes.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of June 30, 2011, our leverage ratio was 5.53 to 1 and our interest coverage ratio was 1.81 to 1. We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2010 and June 30, 2011, accrued interest on the 9 5/8% Notes was $1.2 million and $1.1 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three and six months ended June 30, 2010 and 2011, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.

On June 1, 2011, we redeemed an additional $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

Information regarding redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 1, 2010	$17,500	$525	$105	$417
December 1, 2010	12,500	375	70	334
June 1, 2011	17,500	525	93	472

The carrying value of the 9 5/8% Notes was $268.5 million and $251.2 million at December 31, 2010 and June 30, 2011, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2010	As of June 30, 2011
	(Dollars in thousands)
Revolver under senior credit facility	$ 35,000	$ 36,000
9 5/8% senior secured second lien notes due 2016	268,479	251,166
Capital leases and other loans	1,048	1,013

	304,527	288,179
Less current portion	(111)	(121)

	$ 304,416	$ 288,058

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2011:

—	Outstanding borrowings of $36.0 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

—	$252.5 million 9 5/8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

—	Commitment fees of 0.75% on the unused portion of the Revolver.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We and our subsidiaries, incident to our business activities, at various times are parties to a number of legal proceedings, lawsuits, arbitration and other claims. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We maintain insurance that may provide coverage for such matters. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or the financial impact with respect to these matters. We believe, at this time, that the final resolution of these matters, individually and in the aggregate, will not have a material adverse effect upon our annual consolidated financial position, results of operations or cash flows.

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

SALEM COMMUNICATIONS CORPORATION
August 8, 2011
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 8, 2011
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.02.05	Employment Agreement, dated July 1, 2011 between Salem Communications Holding Corporation and Stuart W. Epperson	8-K	000-26497	06/22/2011	99.1
10.05.03	Employment Agreement, effective as of September 15, 2011 between Salem Communications Holding Corporation and David A.R. Evans	8-K	000-26497	06/22/2011	99.2
23.3	Consent of Bond & Pecaro, Inc.					X
31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X
32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X
101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.					X