Form 10-Q
period 2011-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2011-11-04
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-26497

SALEM COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA	93012
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 3, 2011
Common Stock, $0.01 par value per share	18,725,555 shares

Class B	Outstanding at November 3, 2011
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2010	September 30, 2011
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$828	$19
Restricted cash	100	—
Trade accounts receivable (less allowance for doubtful accounts of $10,040 in 2010 and $10,244 in 2011)	29,363	30,748
Other receivables	623	1,018
Prepaid expenses	3,320	4,654
Deferred income taxes	5,974	5,842

Total current assets	40,208	42,281

Property, plant and equipment (net of accumulated depreciation of $117,212 in 2010 and $123,214 in 2011)	115,867	112,382
Broadcast licenses	378,362	369,370
Goodwill	18,361	20,343
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $20,496 in 2010 and $22,414 in 2011)	5,528	7,276
Deferred financing costs	7,349	5,584
Notes receivable	2,327	2,761
Other assets	4,523	1,253

Total assets	$574,486	$563,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961	$2,166
Accrued expenses	6,020	5,804
Accrued compensation and related expenses	7,730	6,585
Accrued interest	1,264	7,052
Deferred revenue	6,513	8,049
Income tax payable	210	7
Current portion of long-term debt and capital lease obligations	111	119

Total current liabilities	22,809	29,782

Long-term debt and capital lease obligations, less current portion	304,416	277,586
Deferred income taxes	42,296	45,451
Deferred revenue	7,898	7,893
Other liabilities	663	229

Total liabilities	378,082	360,941

Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,000,193 and 21,043,205 issued and 18,682,543 and 18,725,555 outstanding at December 31, 2010 and September 30, 2011, respectively	209	210
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2010 and September 30, 2011	56	56
Additional paid-in capital	230,947	231,640
Retained earnings (loss)	(802)	4,370
Treasury stock, at cost (2,317,650 shares at December 31, 2010 and September 30, 2011)	(34,006)	(34,006)

Total stockholders’ equity	196,404	202,270

Total liabilities and stockholders’ equity	$574,486	$563,211

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net broadcast revenue	$43,507	$44,793	$130,386	$132,929
Internet revenue	5,052	7,079	14,254	20,873
Publishing revenue	2,832	3,024	8,198	9,009

Total revenue	51,391	54,896	152,838	162,811
Operating expenses:
Broadcast operating expenses—exclusive of depreciation and amortization shown below (including $317 and $324 for the three months ended September 30, 2010 and 2011, respectively, and $948 and $972 for the nine months ended September 30, 2010 and 2011, respectively, paid to related parties)	27,940	29,198	82,921	86,054
Internet operating expenses—exclusive of depreciation and amortization shown below	4,432	5,724	12,246	17,243
Publishing operating expenses—exclusive of depreciation and amortization shown below	2,962	2,890	8,270	8,541
Corporate expenses—exclusive of depreciation and amortization shown below (including $30 and $53 for the three months ended September 30, 2010 and 2011, and $164 and $379 for the nine months ended September 30, 2010 and 2011, respectively, paid to related parties)	4,154	4,285	12,140	13,040

Depreciation (including $2,329, $443, $61 and $293 related to broadcast, Internet, publishing and corporate, respectively, for the three months ended September 30, 2010 and $2,182, $522, $87 and $311 related to broadcast, Internet, publishing and corporate, respectively, for the three months ended September 30, 2011. Also including $7,100, $1,277, $187 and $851 related to broadcast, Internet, publishing and corporate, respectively for the nine months ended September 30, 2010 and $6,670, $1,574, $224 and $935 related to broadcast, Internet, publishing and corporate, respectively for the nine months ended September 30, 2011)

	3,126	3,102	9,415	9,403

Amortization (including $22, $496, $68 and $1 related to broadcast, Internet, publishing and corporate, respectively, for the three months ended September 30, 2010 and $35, $627, $18 and $0 related to broadcast, Internet, publishing and corporate, respectively, for the three months ended September 30, 2011. Also including $58, $1,196, $217 and $4 related to broadcast, Internet, publishing and corporate, respectively for the nine months ended September 30, 2010 and $101, $1,766, $114 and $1 related to broadcast, Internet, publishing and corporate, respectively for the nine months ended September 30, 2011)

	587	680	1,475	1,982
(Gain) loss on disposal of assets	18	32	13	(4,343)

Total operating expenses	43,219	45,911	126,480	131,920

Operating income	8,172	8,985	26,358	30,891
Other income (expense):
Interest income	48	57	142	154
Interest expense	(7,435)	(6,826)	(22,903)	(21,125)
Loss on early retirement of long-term debt	—	(305)	(1,050)	(1,395)
Other income (expense), net	13	3	(18)	(20)

Income before income taxes	798	1,914	2,529	8,505
Provision for income taxes	455	429	1,284	3,333

Net income	$343	$1,485	$1,245	$5,172

Basic earnings per share data:	$0.01	$0.06	$0.05	$0.21
Diluted earnings per share data:	$0.01	$0.06	$0.05	$0.21
Basic weighted average shares outstanding	24,357,042	24,546,056	23,966,797	24,448,722

Diluted weighted average shares outstanding	24,822,412	24,746,164	24,602,258	24,665,649

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
OPERATING ACTIVITIES
Net income	$1,245	$5,172
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock-based compensation	1,109	646
Excess tax benefit from stock options exercised	(135)	(29)
Depreciation and amortization	10,890	11,385
Amortization of deferred financing costs	1,214	1,253
Amortization and accretion of financing items	141	140
Provision for bad debts	1,280	2,242
Deferred income taxes	1,113	3,316
(Gain) loss on disposal of assets	13	(4,343)
Loss on early retirement of long-term debt	1,050	1,395
Changes in operating assets and liabilities:
Accounts receivable	(2,068)	(1,745)
Prepaid expenses and other current assets	(449)	(1,334)
Accounts payable and accrued expenses	5,271	5,473
Deferred revenue	690	(182)
Other liabilities	(368)	2,799
Income taxes payable	(62)	(203)

Net cash provided by operating activities	20,934	25,985

INVESTING ACTIVITIES
Capital expenditures	(5,866)	(6,032)
Deposits on radio station acquisitions and equipment	—	248
Purchases of broadcast assets and radio stations	(3,090)	(550)
Purchases of Internet businesses and assets	(5,245)	(6,000)
Deposit received on pending sale of broadcast business	1,000	—
Proceeds from eminent domain	996	—
Proceeds from disposal of assets	36	12,744
Related party residential purchase	(676)	—
Other	(67)	(592)

Net cash used in investing activities	(12,912)	(182)

FINANCING ACTIVITIES
Payments of costs related to bank credit facility	(96)	(52)
Payments of bond issue costs	(659)	(43)
Payment of bond premium in connection with early retirement	(525)	(669)
Payments to redeem 9 5/8% Notes	(17,500)	(22,500)
Proceeds from borrowings under bank credit facility	29,000	52,700
Payments on bank credit facility	(26,500)	(57,200)
Proceeds from exercise of stock options	278	19
Excess tax benefit from stock options exercised	135	29
Payments on capital lease obligations	(65)	(86)
Release of restricted cash	—	100
Book overdraft	—	1,090

Net cash used in financing activities	(15,932)	(26,612)

Net increase (decrease) in cash and cash equivalents	(7,910)	(809)

Cash and cash equivalents at beginning of year	8,945	828

Cash and cash equivalents at end of period	$1,035	$19

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,982	$13,937
Income taxes	$270	$250
Non-cash activities:
Note receivable acquired in exchange for radio station	$—	$1,000
Assets acquired under capital leases	$189	$8
Trade revenue	3,703	3,967
Trade expense	3,539	3,416

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

Information with respect to the three and nine months ended September 30, 2010 and 2011 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multi-media company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for all audiences interested in Christian and family-themed content and complementary programming. Our primary business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 96 radio stations across the United States. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial air time to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

We also operate Salem Web Network™ (“SWN”), our Internet businesses that provide Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Jesus.org, HotAir.com, Crosswalk.com®, Christianity.com, GodTube.com, Townhall.com®, Samaritan Fundraising and WorshipHouse Media. SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates these Salem radio station websites as well as Salem Consumer Products, a website offering books, DVD’s and editorial content that is developed by many of our on-air radio personalities and are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

We also operate Salem Publishing™, that produces and distributes Christian and conservative opinion print magazines. Salem Publishing operates Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Condensed Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates are allowance for bad debts, income tax valuation allowance, impairment analysis for indefinite-lived intangible assets including broadcast licenses and goodwill, impairment analysis on other long-lived assets, stock-based compensation expense, and liabilities incurred under our partial self-insurance plan.

NOTE 2. RECLASSIFICATIONS

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation. These reclassifications include the separation of our non-broadcast segment into two components, Internet and Publishing. We believe that this information regarding our non-broadcast segments is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouse Media as discussed in Note 4, our Internet segment qualifies for disclosure as a reportable segment. All prior periods have been updated to reflect the separation of these non-broadcast segments.

NOTE 3. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ending September 30, 2011. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 5%.

NOTE 4. SIGNIFICANT TRANSACTIONS

On September 6, 2011, we repurchased $5.0 million of our 9 5/8% senior secured second lien notes due 2016 (the “9 5/8% Notes”) for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issues costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed $17.5 million of our 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

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

On March 1, 2011, we sold radio station WAMD-AM in Aberdeen, Maryland resulting in a pre-tax loss of $0.2 million that was previously recognized upon entering into the agreement in September 2010.

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

On January 3, 2011, we began programming radio station KVCE-AM, Highland Park, Texas pursuant to a long-term Time Brokerage Agreement (“TBA”).

A summary of our business acquisitions for the nine months ended September 30, 2011, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

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

The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Internet Assets Acquired	Net Assets Acquired
			(Dollars in thousands)
Asset
Property and equipment	$408	$8	$416
Broadcast licenses	141	—	141
Goodwill	1	2,143	2,144
Customer lists and contracts	—	80	80
Domain and brand names	—	457	457
Internally developed software	—	311	311
Customer relationships	—	2,451	2,451
Other amortizable intangible assets	—	550	550

	$550	$6,000	$6,550

Pending Transactions:

On March 5, 2010, we entered into an agreement to re-acquire radio station KTEK-AM, Houston, Texas for $3.7 million, which includes forgiveness of the promissory note that we received upon our original sale of the station. We began programming the station pursuant to a TBA with the current owner on March 8, 2010. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The purchase is subject to the approval by the FCC and is expected to close in the fourth quarter of 2011.

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$221	$97	$739	$395
Restricted stock compensation expense included in corporate expenses	5	—	12	4
Stock option compensation expense included in broadcast operating expenses	118	51	278	195
Stock option compensation expense included in Internet operating expenses	24	15	71	47
Stock option compensation expense included in Publishing operating expenses	5	2	9	5

Total stock-based compensation expense, pre-tax	373	$165	1,109	$646
Tax provision for stock-based compensation expense	(213)	(37)	(573)	(247)

Total stock-based compensation expense, net of tax	$160	$128	$536	$399

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Expected volatility	n/a	101.52%	94.26%	101.49%
Expected dividends	n/a	—%	—%	—%
Expected term (in years)	n/a	7.5	7.3	7.5
Risk-free interest rate	n/a	1.59%	3.11%	1.64%

Stock option information with respect to the company’s stock-based compensation plans during the nine months ended September 30, 2011 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,151,998	$6.83	$5.36	5.0 years	$748
Granted	630,000	2.43	2.05		—
Exercised	(33,012)	0.57	0.41		109
Forfeited or expired	(41,961)	12.78	7.94		3

Outstanding at September 30, 2011	1,707,025	$5.18	$4.17	5.5 years	$420

Exercisable at September 30, 2011	680,528	$8.00	$5.42	3.1 years	$358

Expected to Vest	974,659	$3.29	$3.30	7.1 years	$59

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 30, 2011 of $2.25 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the nine months ended September 30, 2010 and 2011 was $0.9 million and $0.8 million, respectively.

The fair values of shares of restricted stock are determined based on the closing price of the company’s common stock on the grant dates. Information regarding the company’s restricted stock during the nine months ended September 30, 2011 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2011	10,000	$2.03
Granted	—	—
Lapsed	(10,000)	$(2.03)
Forfeited	—	—

Non-Vested at September 30, 2011	—	—

As of September 30, 2011, there was $2.1 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. This cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the annual report on Form 10-K for the year ended December 31, 2010 that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which is intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASC No. 2011-08 will not impact our financial position, results of operations, cash flows, or presentation thereof.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which is an update to ASC Topic 220, “Comprehensive Income”, eliminating the option to present other comprehensive income and its components in the statement of shareholders’ equity. We can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of ASC No. 2011-05 will not impact our financial position, results of operations, cash flows, or presentation thereof.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” ("ASU No. 2011-04"), which amends ASC Topic 820, “Fair Value Measurement”. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. ASU No. 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-14 clarifies the FASB's intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. We will adopt this guidance at the beginning of our first quarter of fiscal year 2012. We not expect the adoption of ASU No. 2011-04 to have a material impact on our financial position, results of operations or cash flows.

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.” As a result, $0.2 million and $0.6 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2011, respectively, in comparison to $0.4 million and $1.1 million for the three and nine months ended September 30, 2010.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a senior credit facility which is a revolver (“Revolver”). We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/8% Notes. The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1. The Revolver is a three-year credit facility, which includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the Credit Agreement relating to the Revolver. Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At September 30, 2011, the blended interest rate on amounts outstanding under the Revolver was 3.73%. We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of September 30, 2011, our leverage ratio was 5.25 to 1 and our interest coverage ratio was 1.88 to 1. We were in compliance with our debt covenants at September 30, 2011 and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2010 and September 30, 2011, accrued interest on the 9 5/8% Notes was $1.2 million and $7.0 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three and nine months ended September 30, 2010 and 2011, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.

On September 6, 2011, we repurchased $5.0 million of the 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issues costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed an additional $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

Information regarding retirements of the 9 5/8% Notes are as follows:

Date	Principal Redeemed	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 1, 2010	$17,500	$525	$105	$417
December 1, 2010	12,500	375	70	334
June 1, 2011	17,500	525	93	472
September 6, 2011	5,000	144	26	135

The carrying value of the 9 5/8% Notes was $268.5 million and $246.2 million at December 31, 2010 and September 30, 2011, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2010	As of September 30, 2011
	(Dollars in thousands)
Revolver under senior credit facility	$35,000	$30,500
9 5/8% senior secured second lien notes due 2016	268,479	246,238
Capital leases and other loans	1,048	967

	304,527	277,705
Less current portion	(111)	(119)

	$304,416	$277,586

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2011:

•	Outstanding borrowings of $30.5 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•	$247.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•	Commitment fees of 0.75% on the unused portion of the Revolver.

Other Debt

We lease various office equipment under agreements that are accounted for as capital leases. The liability recorded at December 31, 2010 and September 30, 2011 represents the present value of future commitments under these lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2011 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2012	$119
2013	30,605
2014	94
2015	80
2016	62
Thereafter	246,745

$277,705

NOTE 9. DEFERRED FINANCING COSTS

Deferred financing costs consist of bond issue costs and bank loan fees associated with the 9 5/ 8% Notes and our Revolver. The capitalized costs are being amortized over the debt term on a straight-line basis. Deferred financing costs consist of the following:

	As of December 31, 2010	As of September 30, 2011
	(Dollars in thousands)
Bond issue costs	$6,084	$4,780
Bank loan fees	1,265	804

	$7,349	$5,584

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2011
	Cost	Accumulated Amortization	Net

	(Dollars in thousands)
Customer lists and contracts	$15,556	$(11,113)	$4,443
Domain and brand names	8,143	(6,233)	1,910
Favorable and assigned leases	1,649	(1,513)	136
Other amortizable intangible assets	4,342	(3,555)	787

	$29,690	$(22,414)	$7,276

	As of December 31, 2010
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$12,881	$(10,313)	$2,568
Domain and brand names	7,695	(5,492)	2,203
Favorable and assigned leases	1,649	(1,444)	205
Other amortizable intangible assets	3,799	(3,247)	552

	$26,024	$(20,496)	$5,528

Based on the amortizable intangible assets as of September 30, 2011, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2011 (Oct – Dec)	$656
2012	2,144
2013	1,803
2014	1,396
2015	804
Thereafter	473

Total	$7,276

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

Options to purchase 1,250,999 and 1,707,025 shares of Class A common stock were outstanding at September 30, 2010 and 2011, respectively. Also outstanding on September 30, 2010 were unvested restricted stock shares of 10,000. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2010 and 2011, there were 465,370 and 200,108 dilutive shares, respectively.

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

As of September 30, 2011, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

NOTE 13. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.1 million as of September 30, 2010. At December 31, 2010, we had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. We recorded an increase in our unrecognized tax benefits of $0.4 million as of September 30, 2011.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.7 million as of September 30, 2011 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

On March 7, 2011, Salem entered into a tentative settlement of the matter. The court approved the settlement on October 27, 2011. Third parties now have until November 28 to file an appeal. If no appeal is filed, the order will become final at that time and we should close on the purchase mid-December following final FCC approval.

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

NOTE 15. SEGMENT DATA Continued.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2011
Net revenue	$44,793	$7,079	$3,024	$—	$54,896
Operating expenses	29,198	5,724	2,890	4,285	42,097

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$15,595	$1,355	$134	$(4,285)	$12,799

Depreciation	2,182	522	87	311	3,102
Amortization	35	627	18	—	680
(Gain) loss on disposal of assets	53	(28)	—	7	32

Operating income (loss)	$13,325	$234	$29	$(4,603)	$8,985

Three Months Ended September 30, 2010
Net revenue	$43,507	$5,052	$2,832	$—	$51,391
Operating expenses	27,940	4,432	2,962	4,154	39,488

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$15,567	$620	$(130)	$(4,154)	$11,903

Depreciation	2,329	443	61	293	3,126
Amortization	22	496	68	1	587
(Gain) loss on disposal of assets	9	7	2	—	18

Operating income (loss)	$13,207	$(326)	$(261)	$(4,448)	$8,172

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Nine months Ended September 30, 2011
Net revenue	$132,929	$20,873	$9,009	$—	$162,811
Operating expenses	86,054	17,243	8,541	13,040	124,878

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$46,875	$3,630	$468	$(13,040)	$37,933

Depreciation	6,670	1,574	224	935	9,403
Amortization	101	1,766	114	1	1,982
(Gain) loss on disposal of assets	(4,487)	(12)	—	156	(4,343)

Operating income (loss)	$44,591	$302	$130	$(14,132)	$30,891

Nine months Ended September 30, 2010
Net revenue	$130,386	$14,254	$8,198	$—	$152,838
Operating expenses	82,921	12,246	8,270	12,140	115,577

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$47,465	$2,008	$(72)	$(12,140)	$37,261

Depreciation	7,100	1,277	187	851	9,415
Amortization	58	1,196	217	4	1,475
(Gain) loss on disposal of assets	(9)	7	10	5	13

Operating income (loss)	$40,316	$(472)	$(486)	$(13,000)	$26,358

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2011
Total property, plant and equipment, net	$96,089	$5,910	$1,179	$9,204	$112,382
Goodwill	3,871	15,127	1,337	8	20,343
As of December 31, 2010
Total property, plant and equipment, net	$99,621	$5,517	$969	$9,760	$115,867
Goodwill	4,006	13,010	1,337	8	18,361

NOTE 16. SUBSEQUENT EVENTS

On October 17, 2011, we entered an agreement acquire KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a Time Brokerage Agreement with the current owner on November 1, 2011

Subsequent events reflect all applicable transactions through the date of the filing.

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

Our primary business is the ownership and operation of radio stations in large metropolitan markets. Upon completion of all announced transactions, we will own/operate a national portfolio of 96 radio stations in 37 markets, including 60 stations in 22 of the top 25 markets, which consists of 27 FM stations and 69 AM stations. We believe that we are the largest commercial U.S. radio broadcasting company providing programming targeting audiences interested in Christian and family-themed content, and complementary programming as measured by number of stations and audience coverage. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

Our radio segment focuses on the clustering of strategic formats, mainly Christian Teaching and Talk, Contemporary Christian Music, conservative News Talk and Business News. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial air time to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

We also operate Salem Web Network™ (“SWN”), our Internet businesses that provide Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Jesus.org, HotAir.com, Crosswalk.com®, Christianity.com, GodTube.com, Townhall.com®, Samaritan Fundraising and WorshipHouse Media. SWN’s content is also accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates our radio station websites and Salem Consumer Products, a website offering books, DVD’s and editorial content that is developed by many of our on-air radio personalities and are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

We also operate Salem Publishing™, that produces and distributes Christian and conservative opinion print magazines. Salem Publishing includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Condensed Consolidated Statements of Operations.

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

We program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. A key programming strategy on our Christian Teaching and Talk radio stations is to sell blocks of time to a variety of religious and charitable organizations that create compelling radio programs. Typically, more than 90% of our block programming partners annually renew their respective relationships with us. Based on these renewal rates, we believe that block programming provides a steady and consistent stream of revenue and cash flow. Our top ten programmers have averaged nearly 25 years on-air and have remained relatively constant. Total programming revenue has comprised 35% to 41% of total net broadcast revenue from 2007 through 2011. We also program 24 News Talk stations, 11 Contemporary Christian Music stations, 11 Business format stations, and six Spanish-language Christian Teaching and Talk stations. SRN supports our strategy by allowing us to reach listeners in markets where we do not own or operate stations. Additionally, we operate numerous Internet websites and publish periodicals and books that target similar audiences in order to provide cross-platform synergies.

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

OVERVIEW

Our radio segment derives revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

Our principal sources of broadcast revenue include:

•	the sale of block program time, both to national and local program producers;

•	the sale of advertising time on our radio stations, both to national and local advertisers; and

•	the sale of advertising time on our national radio network.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share;

•	how well our stations perform for our clients;

•	the size of the market;

•	the general economic conditions in each market; and

•	supply and demand on both a local and national level.

Our principal sources of Internet revenue include:

•	the sale of internet advertising;

•	the support and promotion to stream third-party content on our websites;

•	sales of software and support services; and

•	product sales and royalties for on-air host materials.

Our principal sources of publishing revenue include:

•	subscription fees for our magazines;

•	the sale of print magazine advertising;

•	fees from authors for book publishing; and

•	the sale of books.

Radio Segment

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2010	2011	2011	2010	2010	2011	2011
	(Dollars in thousands)
Block program time:
National	$9,923	22.8%	$10,913	24.3%	$28,718	22.0%	$32,034	24.1%
Local	7,978	18.3%	7,673	17.1%	23,717	18.2%	22,760	17.1%

	17,901	41.1%	18,586	41.4%	52,435	40.2%	54,794	41.2%

Advertising:
National	3,473	8.0%	3,424	7.6%	10,328	7.9%	9,987	7.5%
Local	15,412	35.4%	15,750	35.2%	45,787	35.1%	47,328	35.6%

	18,885	43.4%	19,174	42.8%	56,115	43.0%	57,315	43.1%

Infomercials	1,528	3.5%	1,603	3.6%	5,079	3.9%	4,742	3.6%
Network	3,631	8.4%	3,521	7.9%	11,808	9.1%	10,841	8.2%
Other	1,562	3.6%	1,909	4.3%	4,949	3.8%	5,237	3.9%

Net broadcast revenue	$43,507	100.0%	$44,793	100.0%	$130,386	100.0%	$132,929	100.0%

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. During the nine months ending September 30, 2011, we sold 97% of our net broadcast revenue for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

Internet Segment

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

Publishing Segment

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

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data for the periods indicated and shows percentage changes:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2010	2011	Change	2010	2011	Change
	(Dollars in thousands)
Net broadcast revenue	$43,507	$44,793	3.0%	$130,386	$132,929	2.0%
Internet revenue	5,052	7,079	40.1%	14,254	20,873	46.4%
Publishing revenue	2,832	3,024	6.8%	8,198	9,009	9.9%

Total revenue	51,391	54,896	6.8%	152,838	162,811	6.5%
Operating expenses:
Broadcast operating expenses	27,940	29,198	4.5%	82,921	86,054	3.8%
Internet operating expenses	4,432	5,724	29.1%	12,246	17,243	40.8%
Publishing operating expenses	2,962	2,890	(2.4)%	8,270	8,541	3.3%
Corporate expenses	4,154	4,285	3.2%	12,140	13,040	7.4%
Depreciation	3,126	3,102	(0.8)%	9,415	9,403	(0.1)%
Amortization	587	680	15.8%	1,475	1,982	34.4%
Loss on disposal of assets	18	32	77.8%	13	(4,343)	(33,507.7)%

Total operating expenses	43,219	45,911	6.2%	126,480	131,920	4.3%

Operating income	8,172	8,985	10.0%	26,358	30,891	17.2%
Other income (expense):
Interest income	48	57	18.8%	142	154	8.5%
Interest expense	(7,435)	(6,826)	(8.2)%	(22,903)	(21,125)	(7.8)%
Loss on early retirement of long-term debt	—	(305)	(100.0)%	(1,050)	(1,395)	32.9%
Other income (expense), net	13	3	(76.9)%	18	(20)	11.1%

Income before income taxes	798	1,914	139.9%	2,529	8,505	236.3%
Provision for (benefit from) income taxes	455	429	(5.7%)	1,284	3,333	159.6%

Net income	$343	$1,485	333.1%	$1,245	$5,172	315.5%

The following table presents selected financial data for the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2011		2010	2011
Net broadcast revenue	85%	82%		85%	82%
Internet revenue	10%	13%		9%	13%
Publishing revenue	5%	5%		6%	5%

Total revenue	100%	100%		100%	100%
Operating expenses:
Broadcast operating expenses	55%	53%		55%	53%
Internet operating expenses	9%	11%		8%	11%
Publishing operating expenses	5%	5%		5%	5%
Corporate expenses	7%	8%		8%	8%
Depreciation	7%	6%		6%	6%
Amortization	1%	1%		1%	1%
Loss on disposal of assets	—%	—%		—%	(3	) %

Total operating expenses	84%	84%		83%	81%

Operating income	16%	16%		17%	19%
Other income (expense):
Interest income	—%	—%		—%	—%
Interest expense	(14)%	(12	) %	(15)%	(13	) %
Loss on early retirement of long-term debt	—%	(1	) %	—%	(1	) %
Other income (expense), net	—%	—%		—%	—%

Income from before income taxes	2%	3%		2%	5%
Provision for income taxes	1%	1%		1%	2%

Net income	1%	2%		1%	3%

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

NET BROADCAST REVENUE. Net broadcast revenue increased $1.3 million, or 3.0%, to $44.8 million for the three months ended September 30, 2011, from $43.5 million for the same period of the prior year. On a same station basis, net broadcast revenue increased $1.8 million, or 4.2%, to $44.3 million for the three months ended September 30, 2011, from $42.5 million for the same period of the prior year. Revenue from advertising as a percentage of our net broadcast revenue decreased to 42.8% for the three months ended September 30, 2011, from 43.4% for the same period of the prior year. Revenue from block program time as a percentage of our net broadcast revenue increased to 41.5% for the three months ended September 30, 2011, from 41.1% for the same period of the prior year.

Included in the increase in net broadcast revenue is a $1.0 million increase in national program revenue primarily on our Christian Teaching and Talk and Business format stations. We benefited from rate increases as well as from our new sales strategy in which we sold bundles of available air time to programmers at discounted rates that allowed us to monetize what might have otherwise been unsold air time.

Also included in the increase in net broadcast revenue is a $1.3 million increase in local advertising revenue on our Contemporary Christian Music stations in our major metropolitan markets partially offset by declines of $0.7 million in local advertising revenue across other station formats. The increase in our larger markets is attributable to a combination of higher rates driven by increases in our ratings and an increase in the number of advertisers. Local advertising remains challenging in markets outside of these areas. We also saw a $0.2 million increase in broadcast revenues from non-traditional sources, such as auction and discount shopping shows.

Our results for the three months ended September 30, 2011, were also impacted by a loss of revenue from politically driven sources of approximately $0.9 million compared to the same period of the prior year.

INTERNET REVENUE. Internet revenue increased $2.0 million, or 40.1%, to $7.1 million for the three months ended September 30, 2011, from $5.1 million for the same period of the prior year. Contributing to this increase is an increase of $0.7 million in downloadable content from WorshipHouse Media, which we acquired in March of 2011, a $0.6 million increase in banner advertising revenue primarily due to increases in volume and from GodTube, which was acquired in June of 2010, $0.3 million of revenue generated from Samaritan Fundraising, which we acquired in September of 2010, and a $0.3 million increase in revenue generated from our radio station websites that include new vendor discount programs and similar half-price deals.

PUBLISHING REVENUE. Publishing revenue increased $0.2 million, or 6.8%, to $3.0 million for the three months ended September 30, 2011, from $2.8 million for the same period of the prior year. This increase is comprised of a $0.2 million increase in submission fees and book sales primarily due to increased volume from Xulon Press, our print-on-demand publisher.

BROADCAST OPERATING EXPENSES. Broadcast operating expenses increased $1.3 million, or 4.5%, to $29.2 million for the three months ended September 30, 2011, from $27.9 million for the same period of the prior year. On a same station basis, broadcast operating expense increased $1.5 million, or 5.5%, to $28.7 million for the three months ended September 30, 2011, compared to $27.2 million for the same period of the prior year. Contributing to this increase is a $0.4 million increase in production and programming expenses, a $0.3 million increase in personnel related costs including sales commissions, a $0.2 million increase in professional services and a $0.2 million increase in advertising costs.

INTERNET OPERATING EXPENSES. Internet operating expenses increased $1.3 million, or 29.1%, to $5.7 million for the three months ended September 30, 2011, compared to $4.4 million for the same period of the prior year. Included in this increase is a $0.4 million increase in personnel-related costs including sales commissions, a $0.6 million increase in operating expenses for Samaritan Fundraising, which we acquired in September of 2010 and a $0.5 million increase in operating expense for WorshipHouse Media which we acquired in March of 2011 partially offset by a $0.1 million decline in bad debt expenses.

PUBLISHING OPERATING EXPENSES. Publishing operating expenses decreased $0.1 million or 2.4%, to $2.9 million for the three months ended September 30, 2011, compared to $3.0 million for the same period of the prior year.

CORPORATE EXPENSES. Corporate expenses increased $0.1 million, or 3.2%, to $4.3 million for the three months ended September 30, 2011, compared to $4.2 million for the same period of the prior year. Included in this increase are a $0.4 million increase in personnel-related costs partially offset by a $0.1 million decrease in non-cash stock based compensation expense as a result of reduced option awards as compared to the same period of the prior year and a $0.2 million decline in operating expense including facility costs and repairs.

DEPRECIATION. Depreciation expense remained consistent at $3.1 million for the three months ended September 30, 2011 and 2010.

AMORTIZATION. Amortization expense increased $0.1 million, or 15.8%, to $0.7 million for the three months ended September 30, 2011, compared to $0.6 million for the same period of the prior year. The increase is due to amortization of intangible assets acquired during 2010, including HotAir.com, GodTube and Samaritan Fundraising as well as early 2011, including WorshipHouse Media with useful lives between one and three years.

(GAIN) LOSS ON DISPOSAL OF ASSETS. The net loss on disposal of assets of $32,000 for the three months ended September 30, 2011 represent gains and losses from various fixed asset and equipment disposals. The net loss on disposal of assets of $18,000 for the three months ended September 30, 2010, is comprised of a $0.3 million pre-tax gain associated with the seizure of our property by Eminent Domain of the Dallas County School District offset by a $0.2 million pre-tax loss pending the probable sale of WAMD-AM, Aberdeen, Maryland, and various fixed assets and equipment disposals.

OTHER INCOME (EXPENSE). Interest income represents earnings on excess cash that remained consistent at $0.1 million for the three months ended September 30, 2011 and 2010. Interest expense decreased $0.6 million, or 8.2%, to $6.8 million for the three months ended September 30, 2011, compared to $7.4 million for the same period of the prior year due to the lower principal outstanding on the 9 5/8% Notes, partially offset with increased interest on our Revolver. Loss on early retirement of debt of $0.3 million for the three months ended September 30, 2011 represents the open market repurchase of $5.0 million of the 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value. Other expense, net, of $3,000 for the three months ended September 30, 2011 and $13,000 for the same period of the prior year relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties.

PROVISION FOR INCOME TAXES. In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.4 million for the three months ended September 30, 2011 compared to $0.5 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 22.4% for the three months ended September 30, 2011 compared to 57.0% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

NET INCOME. We recognized net income of $1.5 million for the three months ended September 30, 2011 compared to $0.3 million for the same period of the prior year. The increase of $1.2 million or 327.5% includes a $3.5 million or 6.8% increase in net revenue combined with a $2.7 million or 6.2% increase in operating expenses and a $0.6 million or 8.2% decline in interest expense.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

NET BROADCAST REVENUE. Net broadcast revenue increased $2.5 million, or 2.0%, to $132.9 million for the nine months ended September 30, 2011, from $130.4 million for the same period of the prior year. On a same station basis, net broadcast revenue increased $3.5 million, or 2.8%, to $130.8 million for the nine months ended September 30, 2011, from $127.3 million for the same period of the prior year. Revenue from advertising as a percentage of our net broadcast revenue increased to 43.1% for the nine months ended September 30, 2011, from 43.0% for the same period of the prior year. Revenue from block program time as a percentage of our net broadcast revenue increased to 41.2% for the nine months ended September 30, 2011, from 40.2% for the same period of the prior year.

Included in the increase in net broadcast revenue is a $3.3 million increase in national program revenue primarily on our Christian Teaching and Talk, News Talk and Business format stations. We benefited from rate increases as well as from a new sales strategy in which we sold bundles of available air time to programmers at discounted rates that allowed us to monetize what might have otherwise been unsold air time. Also included in the increase in net broadcast revenue is a $1.5 million increase in local advertising revenue primarily due to higher rates, particularly on our ratings driven stations in larger metropolitan areas. These increases were partially offset by a decline of $1.0 million in network revenues primarily due to decreases in political source revenues, a $1.0 million decrease in local programs, and a $0.3 million decline in national advertising revenues due to a more competitive rate structure.

INTERNET REVENUE. Internet revenue increased $6.6 million, or 46.4%, to $20.9 million for the nine months ended September 30, 2011, from $14.3 million for the same period of the prior year. Included in this increase is $1.6 million of revenue generated from Samaritan Fundraising, which we acquired in September of 2010 and $1.7 million of revenue generated from downloadable content on WorshipHouse Media, which we acquired in March of 2011. Also included in this increase is a $2.0 million increase in banner advertising revenues generated due to increases in volume and to our acquisition of GodTube in June of 2010 as well as banner advertisements sold by SRN. Internet revenue generated from our radio stations, including listener purchasing programs, increased $0.7 million compared to the same period of the prior year while streaming revenues increased $0.2 million.

PUBLISHING REVENUE. Publishing revenue increased $0.8 million, or 9.9%, to $9.0 million for the nine months ended September 30, 2011, from $8.2 million for the same period of the prior year. Included in this increase is a $0.9 million increase in submission fees and book sales primarily due to increased volume from Xulon Press, our print-on-demand publisher offset by a $0.1 million decline in print magazine revenues.

BROADCAST OPERATING EXPENSES. Broadcast operating expenses increased $3.2 million, or 3.8%, to $86.1 million for the nine months ended September 30, 2011, from $82.9 million for the same period of the prior year. On a same station basis, broadcast operating expense increased $3.9 million, or 4.8%, to $84.3 million for the nine months ended September 30, 2011, compared to $80.4 million for the same period of the prior year. Included in this increase is a $1.4 million increase in personnel-related costs, a $0.8 million increase in production and programming expenses, a $0.8 million increase in bad debt expense due to the favorable impact on the prior year of a past due collection, and a $0.2 million increase in music license fees.

INTERNET OPERATING EXPENSES. Internet operating expenses increased $5.0 million, or 40.8%, to $17.2 million for the nine months ended September 30, 2011, compared to $12.2 million for the same period of the prior year. Included in this increase is a $2.1 million increase in operating expenses of Samaritan Fundraising, which was acquired in September of 2010 and $1.3 million of operating expense associated with WorshipHouse Media, which was acquired in March 2011. Additionally, we recognized a $1.1 million increase in personnel-related costs that includes sales commissions, a $0.4 million increase in advertising expenses that were incurred to further promote our Internet businesses, and a $0.7 million increase in streaming and hosting expenses associated with higher site traffic that were partially offset by a $0.1 million decrease in bad debt expense, a $0.1 million decrease in royalty fees and a $0.1 million decrease in legal fees.

PUBLISHING OPERATING EXPENSES. Publishing operating expenses increased $0.2 million, or 3.3%, to $8.5 million for the nine months ended September 30, 2011, compared to $8.3 million for the same period of the prior year. Included in the increase are a $0.3 million increase in production and paper costs resulting from higher sales volumes and a $0.2 million increase in advertising expenses incurred to promote our publishing operations.

CORPORATE EXPENSES. Corporate expenses increased $0.9 million, or 7.4%, to $13.0 million for the nine months ended September 30, 2011, compared to $12.1 million for the same period of the prior year. Included in this increase are a $1.2 million increase in personnel-related costs and a $0.3 million increase in travel expenses, partially offset by a $0.4 million decrease in non-cash stock based compensation expense as a result of reduced option awards as compared to the same period of the prior year and a $0.2 million decline in operating expense including facility costs and repairs.

DEPRECIATION. Depreciation expense remained consistent at $9.4 million for the nine months ended September 30, 2011 and 2010.

AMORTIZATION. Amortization expense increased $0.5 million, or 34.4%, to $2.0 million for the nine months ended September 30, 2011, compared to $1.5 million for the same period of the prior year. The increase is due to amortization of intangible assets acquired during 2010, including HotAir.com, GodTube and Samaritan Fundraising as well as early 2011, including WorshipHouse Media with useful lives between one and three years.

(GAIN) LOSS ON DISPOSAL OF ASSETS. The net gain on disposal of assets of $4.3 million for the nine months ended September 30, 2011, includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, offset by various fixed asset and equipment disposals. The net loss on disposal of assets of $13,000 for the three months ended September 30, 2010, is comprised of a $0.3 million pre-tax gain associated with the seizure of our property by Eminent Domain of the Dallas County School District offset by a $0.2 million pre-tax loss pending the probable sale of WAMD-AM, Aberdeen, Maryland, and various fixed assets and equipment disposals.

OTHER INCOME (EXPENSE). Interest income represents earnings on excess cash that remained consistent at $0.1 million for the nine months ended September 30, 2011 compared to the same period of the prior year. Interest expense decreased $1.8 million, or 7.8%, to $21.1 million for the nine months ended September 30, 2011, compared to $22.9 million for the same period of the prior year due to the lower principal outstanding on the 9 5/8% Notes, partially offset by higher interest on our Revolver. Loss on early retirement of debt of $1.4 million for the nine months ended September 30, 2011 compared to $1.1 million for the same period of the prior year represents the redemption in each period of $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value and an open market repurchase of $5.0 million of bonds in September 2011 for $5.1 million, or at a price equal to 102 7/8% of the face value. Other expense, net, of $20,000 for the nine months ended September 30, 2011 relates to bank commitment fees associated with our credit facility offset with royalty income from real estate properties. Other expense, net of $18,000 for the nine months ended September 30, 2010 includes a $0.2 million loss related to debt forgiveness on a promissory note not associated with our operating activities offset by the APA termination fee of $0.2 million received from escrow upon the termination of the sale agreement for WRFD-AM, Columbus, Ohio.

PROVISION FOR INCOME TAXES. In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $3.4 million for the nine months ended September 30, 2011 compared to $1.3 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 39.2% for the nine months ended September 30, 2011 compared to 50.8% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

NET INCOME. We recognized net income of $5.2 million for the nine months ended September 30, 2011 compared to $1.2 million for the same period of the prior year. The increase of $4.0 million, or 313.9%, reflects a $10.0 million increase in net operating revenue and a $5.4 million increase in operating expenses.

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

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

STATION OPERATING INCOME. SOI remained consistent at $15.6 million for the three months ended September 30, 2011 and 2010. As a percentage of net broadcast revenue, SOI decreased to 34.8% for the three months ended September 30, 2011 from 35.8% for the same period of the prior year. On a same station basis, SOI remained increased $0.3 million, or 1.7%, to $15.6 million for the three months ended September 30, 2011 from $15.3 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 35.2% for the three months ended September 30, 2011 from 36.0% for the same period of the prior year. The decline in SOI is primarily due to the political revenue generated on our networks during the same period of the prior year.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

STATION OPERATING INCOME. SOI decreased $0.6 million, or 1.2%, to $46.9 million for the nine months ended September 30, 2011, compared to $47.5 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 35.3% for the nine months ended September 30, 2011 from 36.4% for the same period of the prior year. On a same station basis, SOI decreased $0.3 million, or 0.7%, to $46.5 million for the nine months ended September 30, 2011 from $46.8 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 35.6% for the nine months ended September 30, 2011 from 36.8% for the same period of the prior year. The decline in SOI is primarily due to the political revenue generated on our networks during the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(Dollars in thousands)
Station operating income	$15,567	$15,595	$47,465	$46,875
Plus Internet revenue	5,052	7,079	14,254	20,873
Plus Publishing revenue	2,832	3,024	8,198	9,009
Less Internet operating expenses	(4,432)	(5,724)	(12,246)	(17,243)
Less Publishing operating expenses	(2,962)	(2,890)	(8,270)	(8,541)
Less corporate expenses	(4,154)	(4,285)	(12,140)	(13,040)
Less deprecation and amortization	(3,713)	(3,782)	(10,890)	(11,385)
Less gain (loss) on disposal of assets	(18)	(32)	(13)	4,343

Operating income	$8,172	$8,985	$26,358	$30,891

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

Accounting for Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and building that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. Repair and maintenance costs are charged to expense as incurred. Capital improvements are capitalized when they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives.

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

Accounting for Amortizable Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets have been acquired in conjunction with the acquisition of various radio stations and non-broadcast businesses. They are being amortized over their estimated useful lives using the straight-line method.

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

Bond Issue Costs and Bank Loan Fees

Bond issue costs represent costs incurred in conjunction with the issuance of the 9 5/8% Notes on December 1, 2009. The costs are being amortized over the term of the 9 5/8% Notes as an adjustment to interest expense. Bank loan fees represent costs incurred with the new Senior Credit Facility, which is a revolving credit facility (“Revolver”) entered on December 1, 2009. The costs are being amortized over the three-year term of the Revolver as an adjustment to interest expense.

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

Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the estimated value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the nine months ended September 30, 2011 and 2010 was approximately $4.0 million and $3.7 million, respectively, and barter expenses were approximately the same as barter revenue for each period. We record broadcast advertising provided in exchange for goods and services as broadcast revenue and the goods or services received in exchange for such advertising as broadcast operating expenses.

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

Goodwill and Indefinite-Lived Intangible Assets

Approximately 69% of our total assets as of September 30, 2011, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information is available and the level reviewed by management to analyze operating results. Goodwill and mastheads, primarily attributable to our Internet and publishing operating segments, are tested at the business unit level, which we define by publication or website. Broadcast licenses account for approximately 95% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 5%. We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present for the period ended September 30, 2011.

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

Income Taxes and Uncertain Tax Positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.4 million as of September 30, 2011. At December 31, 2010, we had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.7 million as of September 30, 2011 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Fair Value Accounting

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” established a single definition of fair value in generally accepted accounting principles and expanded disclosure requirements about fair value measurements. The provision applies to other accounting pronouncements that require or permit fair value measurements. This includes applying the fair value concept to (i) nonfinancial assets and liabilities initially measured at fair value in business combinations; (ii) reporting units or nonfinancial assets and liabilities measured at fair value in conjunction with goodwill impairment testing; (iii) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (iv) asset retirement obligations initially measured at fair value. As of September 30, 2011, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

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

Stock-Based Compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which stock options and restricted stock awards are granted to employees, directors, officers and advisors of the company. A maximum of 3,100,000 shares are authorized under the Plan, of which 1,707,024 are outstanding and 680,528 are exercisable as of September 30, 2011.

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation – Stock Compensation.” We record equity awards under the fair value method with share-based compensation measured at the fair value of the award as of the grant date. The exercise price for options is equal to the closing market price of Salem Communications common stock on the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. Total stock based compensation expense for the three and nine months ended September 30, 2011 was $0.2 million and $0.6 million compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2010.

Segments

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

Cash Flows

Cash and cash equivalents decreased $0.8 million to $19,000 as of September 30, 2011 compared to $0.8 million as of December 31, 2010. Working capital decreased $4.9 million to $12.5 million as of September 30, 2011, compared to $17.4 million as of December 31, 2010.

The following events impacted our liquidity and capital resources during the nine months ended September 30, 2011:

•	We retired $22.5 million of the 9 5/8% Notes for $23.1 million;

•	We collected $12.7 million from the sale of radio station assets;

•	We invested $6.6 million to acquire an Internet business and a radio station;

•	We invested $6.0 million in capital expenditures including approximately $1.4 million in software related expenditures;

•	We made net repayments of $4.5 million on our Revolver;

•	Consolidated net receivables increased $1.9 million to $31.8 million from $29.9 million as of December 31, 2010; and

•	Our net income increased $4.0 million to $5.2 million from $1.2 million for the same period of the prior year.

Credit Facilities

The Revolver has been entered into, and the 9 5/8% Notes were issued by Salem Communications Corporation, our parent company. Salem Communications Corporation has no independent assets or operations. All of the subsidiaries of Salem Communications Corporation are currently guarantors of the Revolver and the 9 5/ 8% Notes. The guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a senior credit facility which is a revolver (“Revolver”). We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of our 9 5/ 8% Notes. The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1. The Revolver is a three-year credit facility, which includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the Credit Agreement relating to the Revolver. Amounts outstanding under the Revolver bear interest at a rate based on LIBOR plus a spread of 3.50% per annum or at the Base Rate (as defined in the Credit Agreement) plus a spread of 2.50% per annum, at our option as of the date of determination. Additionally, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At September 30, 2011, the blended interest rate on amounts outstanding under the Revolver was 3.73%. We believe that the Revolver will allow us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

During the nine months ended September 30, 2011, the amounts outstanding under our Revolver ranged from $13.0 million to $37.6 million. During the first quarter of 2011 cash flows from operations were used to pay down the Revolver to $13.0 million which was offset by a $6.0 million increase to fund the acquisition of WorshipHouse Media. During the second quarter we increased the amount outstanding under the Revolver up to $18.6 million, of which $1.6 million was repaid as of the third quarter. The net increase in the Revolver during the second quarter of 2011 of $17.0 million was used to redeem $17.5 million of principal on the 9 5/ 8% Notes. During the third quarter we increased the amount outstanding under the Revolver up to $35.5 million of which of which $5.0 million was repaid as of the end of the third quarter. Similarly to the prior quarter, the largest draw on the Revolver of $7.0 million was used primarily toward the repurchase of $5.0 million of the 9 5/8% Notes.

With respect to financial covenants, the Credit Agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The Credit Agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of September 30, 2011, our leverage ratio was 5.25 to 1 and our interest coverage ratio was 1.88 to 1. We were and remain compliant with our debt covenants.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/ 8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2010 and September 30, 2011, accrued interest on the 9 5/8% Notes was $1.2 million and $7.0 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three and nine months ended September 30, 2010 and 2011, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.

On September 6, 2011, we repurchased $5.0 million of our 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issues costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed an additional $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

Information regarding retirements of the 9 5/8% Notes are as follows:

Date	Principal Redeemed	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 1, 2010	$17,500	$525	$105	$417
December 1, 2010	12,500	375	70	334
June 1, 2011	17,500	525	93	472
September 6, 2011	5,000	144	26	135

The carrying value of the 9 5/8% Notes was $268.5 million and $246.2 million at December 31, 2010 and September 30, 2011, respectively.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2010	As of September 30, 2011
	(Dollars in thousands)
Revolver under senior credit facility	$35,000	$30,500
9 5/8% senior secured second lien notes due 2016	268,479	246,238
Capital leases and other loans	1,048	967

	304,527	277,705
Less current portion	(111)	(119)

	$304,416	$277,586

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2011:

•	Outstanding borrowings of $30.5 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•	$247.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•	Commitment fees of 0.75% on the unused portion of the Revolver.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2011, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

DERIVATIVE INSTRUMENTS

We are exposed to fluctuations in interest rates. We actively monitor these fluctuations and use derivative instruments from time to time to manage the related risk. In accordance with our risk management strategy, we may use derivative instruments only for the purpose of managing risk associated with an asset, liability, committed transaction, or probable forecasted transaction that is identified by management. Our use of derivative instruments may result in short-term gains or losses that may increase the volatility of our earnings.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

On March 7, 2011, Salem entered into a tentative settlement of the matter. The court approved the settlement on October 27, 2011. Third parties now have until November 28 to file an appeal. If no appeal is filed, the order will become final at that time and we should close on the purchase mid-December following final FCC approval.

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

SALEM COMMUNICATIONS CORPORATION

November 4, 2011

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

November 4, 2011

By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.02.05	Employment Agreement, dated July 1, 2011 between Salem Communications Holding Corporation and Stuart W. Epperson	8-K	000-26497	06/22/2011	99.1

10.05.03	Employment Agreement, effective as of September 15, 2011 between Salem Communications Holding Corporation and David A.R. Evans	8-K	000-26497	06/22/2011	99.2

23.3	Consent of Bond & Pecaro, Inc.					X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial information from the Quarterly Report on Form 10Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.					X