Form 10-K
period 2011-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2012-03-09
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-26497

SALEM COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0121400 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	93012 ( ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the Exchange on which registered
Class A Common Stock, $0.01 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if Smaller Reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,803,011 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at March 1, 2012
Common Stock, $0.01 par value per share	18,735,555 shares

Class B	Outstanding at March 1, 2012
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held June 22, 2012	Part III, Items 10, 11, 12, 13 and 14

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

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2011 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company (“Arbitron”). According to the Radio Market Survey, the population estimates used are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2011 by Nielsen Claritas, Inc.

PART I

ITEM 1.	BUSINESS.

CORPORATE INFORMATION

Salem Communications Corporation (“Salem”) was formed in 1986 as a California corporation and reincorporated in Delaware in 1999. Salem is a domestic multi-media company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for audiences interested in Christian and conservative opinion content. We maintain a website at www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

BUSINESS STRATEGY

Our principal business strategy is to expand our abilities to produce and deliver compelling content as the interactive marketplace evolves so that we are positioned to be the market leader for audiences interested in Christian and family-themed programming and conservative news talk. We offer traditional radio and emerging media, including web-based offerings, magazine, and book publishing throughout the United States. We continually evaluate opportunities to improve our radio platform, invest in and build our Internet sites, and support our publishing operations. Our national presence in each of these mediums provides advertisers and programmers with a powerful integrated platform to reach our audiences.

We are fundamentally committed to programming and content emphasizing Christian values, conservative family themes and news. Our commitment to these values means that we may choose not to switch to other formats or pursue potentially more profitable business opportunities in response to changes in audience preferences.

Broadcast Programming Strategy

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We believe that we are the largest commercial U.S. radio broadcasting company delivering Christian and conservative opinion content as measured by our number of radio stations and audience coverage. Upon the close of all announced transactions, we will own and/or operate a national portfolio of 96 radio stations in 37 markets, including 59 stations in 22 of the top 25 markets, which consists of 27 FM stations and 69 AM stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the seventh largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

Our broadcast business also includes Salem Radio Network® (“SRN”), a wholly owned national radio network syndicating music, news and talk programs to over approximately 2,000 affiliated radio stations, in addition to those stations that we own and operate. We also own and operate Salem Media Representatives® (“SMR”), a national advertising sales firm with offices in 12 U.S. cities, and SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), and Vista Media Representatives (“VMR”). Like SRN, SNN, SMN and SGN are radio networks that produce and distribute talk, news and music programming to numerous radio stations in the U.S., including some of our own stations. SMR and VMR sell commercial airtime to national advertisers on our radio stations and our networks, as well as for independent radio station affiliates.

Our broadcast business strategy is to assemble radio station clusters, defined as a group of radio stations operating within the same geographic market. We program our radio stations in formats that we believe target various demographic segments of the audience interested in Christian and family-themed programming and conservative news talk content. Several benefits are achievable when operating multiple radio stations in the same market. First, this clustering and programming strategy allows us to achieve greater access into each segment of our target market, and collectively our stations afford our clients a larger percentage of advertising time in that market. We offer advertisers multiple audiences and can bundle each radio station for advertising sales purposes when advantageous. Second, we realize several cost and operating efficiencies by consolidating sales, technical and administrative support and promotional function where possible. Finally, the addition of radio stations in our existing markets allows us to leverage our hands-on knowledge of that market to appeal to our listeners and advertisers.

We program our radio stations in five main formats. Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format, the continued popularity of our Contemporary Christian Music format, and the roll-out of our Spanish Christian Teaching and Talk and Business formats, we believe that we are well-positioned to continually improve our leadership role in Christian and family-themed and conservative news talk radio.

Christian Teaching and Talk. Christian Teaching and Talk is our foundational format. We currently program 39 of our radio stations in our Christian Teaching and Talk format, which is talk programming emphasizing Christian and family themes. Through this format, a listener can hear Bible teachings and sermons, as well as gain insight to questions related to daily life, such as raising children to religious legal rights in education and the workplace. This format serves as a learning resource and as a source of personal support for listeners nationwide. In response to our daily block programming, listeners often contact our programmers to ask questions, obtain materials on a subject matter or receive study guides based on what they have learned on the radio.

Block Programming. Our national station platform and focused programming strategy provides us with the ability to sell blocks of airtime to a variety of religious and charitable organizations that create compelling radio programs. Historically, more than 90% of our block programming partners renew their annual relationships with us. Based on these renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average nearly 25 years on-air. Programming revenue has comprised 35% to 41% of our total net broadcast revenue from 2007 through 2011.

News Talk. We currently program 25 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by our network, SRN. SRN’s nationally syndicated programs are distributed nationally through approximately 2,000 affiliate stations. The syndication of our programs through SRN allows us to reach listeners in markets where we do not own or operate stations.

Contemporary Christian Music- The FISH®. We currently program 11 radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format is branded “Safe for the Whole Family®”, with sounds that all ages of listeners enjoy and lyrics that can be appreciated. The CCM genre continues to be popular. We believe that this listener base is underserved in terms of radio coverage, particularly in larger markets, and our stations fill an otherwise void in listener choices.

Spanish Christian Teaching and Talk. We currently program six of our radio stations in a Spanish Christian Teaching and Talk format. This format is similar to our core Christian Teaching and Talk format in that it broadcasts biblical and family-themed programming for our Spanish speaking audiences. However, most of the block programming on our Spanish Christian Teaching and Talk stations is local rather than national.

Business. We began offering business format stations in 2009, with additional markets added in 2010 and 2011. We currently program 10 of our stations in a business format. Our business format stations feature financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

SiriusXM Satellite Radio. Our satellite radio station, SiriusXM Channel 131, is the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

Salem Web Network™ Online Media Strategy

Salem Web Network (“SWN”), our Internet business includes our websites providing Christian and conservative themed content, audio and video streaming, and other resources on the web. SWN’s national web portals include OnePlace.com, Christianity.com, Crosswalk.com, BibleStudyTools.com, GodTube.com, Townhall.com®, HotAir.com, WorshipHouse Media.com and Jesus.org. SWN’s content is also accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates our radio station websites and Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air radio personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Consolidated Statements of Operations.

Our online business strategy is to build a robust web-based platform designed for audiences interested in Christian and family-themed content and conservative news talk. The Internet continues to change the way in which media is delivered to audiences. Continual advancements with online search engines and social media sites provide consumers with numerous methods to locate specific information and content online. These advancements have also enabled a large number of individuals to create and publish content that may or may not be tailored to that specific consumer. Our talent, including our on-air personalities, provides web-based commentaries, programs, text, audio and video content that we believe to be knowledge based, credible and reliable. This highly specific web-based content provides our advertisers a unique and powerful way to reach their targeted audiences. We believe that our content is decidedly relevant and valuable with long-term advantages in providing advertisers a useful tool to match their advertisements with our audiences.

During 2011, we acquired WorshipHouse Media, an on-line church media and video ministry website, for $6.0 million. WorshipHouse Media offers users worship and small group resources, including movie illustrations, song tracks, worship backgrounds, small group video curriculum and worship software, to the majority of churches in America who face budget, time and in-house talent constraints. The site also includes WorshipHouseKids.com, which offers similar products designed to meet the needs of children’s ministry media in the church.

Salem Publishing™ Printing Strategy

Our production and distribution of Christian and conservative content extends to print media through Salem Publishing™. Salem Publishing™ produces and distributes the following Christian and conservative opinion print magazines: Homecoming® The Magazine, YouthWorker Journal™, Singing News, FaithTalk Magazine, Preaching and Townhall Magazine™. Salem Publishing also includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Consolidated Statements of Operations.

Our publishing strategy mirrors that of our other segments, to build and maintain a distribution network targeting audiences interested in Christian and family-themed content as well as conservative news talk. Content from our print magazines is also available on branded websites for each publication.

Audience Growth

The continued success of our business is dependent upon our ability to reach a growing audience. We continually seek opportunities for growth by increasing the strength and number of our broadcast signals, increasing the number of page-views on our Internet platform and increasing the subscriber base of our magazines. To accomplish this, we produce content that we believe is both compelling and of high commercial value based on our market testing and fine-tuning. We rely on a combination of research, marketing, targeted promotions and live events to create visibility and brand awareness in each of our markets. By maximizing our audience share, we achieve higher ratings and page turns that can be converted into advertising revenues. To maximize results, we cross-promote our content on each of our media platforms to enhance our brand names and reach our targeted audiences. We believe that the growth of our media platform provides advertisers with effective methods to reach an expanding audience.

Technical Improvements

We rely on continued technical improvements to expand our broadcasting, Internet and publication footprint. We focus on identifying ways to improve our radio station broadcast signals so that they can reach as many listeners as possible, both during the day and at night. We have completed numerous enhancements to increase the coverage of our signals. During 2011, we expanded our satellite distribution platform to include the WEGENER® 6240 store-forward DVB Receiver and we launched numerous iPhone® applications including one for our BibleStudyTools.

Advertising Sales Professionals

We have assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. We hire sales professionals for each of our markets, as well as for our Internet and publishing divisions that are capable of selling integrated or stand-alone advertisements. We provide our sales professionals with the resources necessary to compete effectively in the marketplace. We utilize various sales strategies to sell and market our platforms as stand-alone products or in combination with other offerings. We tailor our platform to meet each advertiser’s needs, including the geographic coverage area, event sponsorships and special features, Internet promotions, e-mail sponsorships, and /or print advertisements.

Marketing Platform to National Advertisers

National companies often prefer to advertise across the United States as an efficient and cost effective way to reach all target audiences. Our advertisers can benefit by gaining access to our audiences through our national broadcasts, print magazines and our Internet portals. We operate a national platform of radio stations that reach more than 6.7 million listeners each week. Through SMR and VMR, we bundle and sell airtime on this national platform of radio stations, as well as Internet placements and/or print magazine space. We average approximately 86 million page views per month on our websites, produce 1.5 million print magazines each year and produce over 1 million books annually.

Significant Community Involvement

We believe that our ongoing active involvement and our significant relationships within the Christian community provide us with a unique competitive advantage to reach Christian audiences. Our proactive involvement in the Christian community in each of our markets significantly improves the marketability of our advertising space and broadcast airtime to advertisers targeting such communities. We believe that our public image reflects the lifestyle and viewpoints of the target demographic group that we serve. We regularly collaborate with organizations serving the Christian and family-themed audience and we sponsor and support events important to this group. Our sponsored events include listener rallies, speaking tours, pastor appreciation events and concerts such as our Celebrate Freedom® Music Festival and our Fishfest®. Events such as these connect us with our listeners and enable us to create an enhanced awareness and name recognition in our markets. Involvement leads to increased effectiveness in developing and improving our programming formats, leading to greater audience share and higher ratings over the long-term.

Corporate Structure

The management of our operations is decentralized. Our broadcast operations vice presidents are experienced radio broadcasters with expertise in sales, programming, marketing and production. Our broadcast operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. We anticipate relying on this strategy of decentralization and encourage broadcast operations vice presidents to apply innovative techniques for improvement and growth of the operations they oversee which can be implemented in our other markets.

Our SWN and publishing operations vice presidents and general managers are located throughout the United States in offices in which our Internet and publishing entities operate. Like broadcasting, these operations are decentralized with each vice president encouraged to apply innovative techniques to the operations that they oversee.

Each of our business segments receives executive leadership and oversight from our corporate staff. Corporate staff members have experience and expertise in, among other things, accounting and finance, treasury, risk management, insurance, information technology, human resources, legal, engineering, real estate, strategic direction and other support functions designed to provide resources to local management. Corporate staff oversee placement and rate negotiations for our national block programs. Centralized oversight of this component of our revenue is necessary because our key block program customers purchase time in many of our radio markets.

Recent Events

On December 21, 2011, we completed the acquisition of KTEK-AM in Houston, Texas for $2.6 million, which includes $1.0 million of cash and $1.6 million netted against the unpaid portion of our note receivable. We began operating the station on March 5, 2010, pursuant to a long-term Time Brokerage Agreement (“TBA”). The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date. We previously sold the assets of KTEK-AM on March 28, 2008 for $7.8 million, which included $4.5 million in cash and $3.3 million in notes receivable of which we collected $1.8 million. Our 2011 purchase was partially funded by the unpaid portion of the note of $1.5 million.

On December 12, 2011, we redeemed $12.5 million of our 9 5/8% senior secured second lien notes due 2016 (the “9 5/8% Notes”) for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On November 15, 2011, we completed the Second Amendment to our Senior Credit Facility, which is a revolving credit facility (“Revolver”) to among other things: (1) extend the maturity date from December 1, 2012 to December 1, 2014 (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which are being amortized over the remaining term of the credit agreement. The applicable interest rate relating to the amended credit agreement is LIBOR plus a spread of 3.0% per annum or the Base Rate (as defined in the credit agreement) plus a spread of 1.25% per annum, which is adjusted based on our leverage ratio.

On November 17, 2011, Salem entered into lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors (the “Affiliate Lenders”). Pursuant to the agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million (together, the “Affiliate Lines of Credit “). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding senior secured notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum and must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Affiliate Lines of Credit.

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

On March 28, 2011, we completed the acquisition of the Internet business, WorshipHouse Media, an on-line church media and video ministry website, for $6.0 million in cash. WorshipHouse Media offers users worship and small group resources, including movie illustrations, song tracks, worship backgrounds, small group video curriculum and worship software, to churches that may face budget, time and in-house talent constraints. The site also includes WorshipHouseKids.com, which offers similar products designed to meet the needs of children’s ministry media in the church. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. The acquisition resulted in goodwill of $2.1 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On March 14, 2011, we completed the acquisition of radio station WDDZ-AM, Pawtucket, Rhode Island, for $0.6 million in cash. We began operating the station as WBZS-AM upon the close of the transaction. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. On January 5, 2012, we entered into an asset purchase agreement (“APA”) to sell this radio station for $0.8 million.

On March 1, 2011, we completed the sale of radio station WAMD-AM in Aberdeen, Maryland resulting in a pre-tax loss of $0.2 million. The loss was recognized in September 2010 upon entering into the APA.

On February 25, 2011, we completed the sale of radio station KXMX-AM in Los Angeles, California for $12.0 million, including $11.0 million in cash and a $1.0 million promissory note. The $1.0 million promissory note has a three-year term, bearing interest at 7% compounded annually, due on February 25, 2016. The sale resulted in a pre-tax gain of $2.1 million.

On January 6, 2011, we completed the sale of radio station KKMO-AM in Seattle, Washington for $2.7 million resulting in a pre-tax gain of $2.4 million.

On January 3, 2011, we began programming radio station KVCE-AM, Highland Park, Texas pursuant to a long-term TBA.

DEVELOPMENT OF THE BUSINESS

During the year ended December 31, 2011, we completed the following business acquisitions:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 21, 2011	KTEK-AM, Alvin Texas	$2,601
March 28, 2011	WorshipHouse Media	6,000
March 14, 2011	WBZS-AM, Pawtucket, Rhode Island	550

		$9,151

Radio Stations

Upon the close of all announced transactions, we will own and/or operate a national portfolio of 96 radio stations in 37 markets, consisting of 27 FM stations and 69 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
New York, NY	1, 17(3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 33(4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KVCE-AM	Pending	Business
		KTNO_AM	2012	Spanish Christian Teaching and Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
		KTEK-AM	2011	Business
Philadelphia, PA	7	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Washington, D.C.	8	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2010	News Talk
Atlanta, GA	9	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Business
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Christian Teaching and Talk
Detroit, MI	11	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Miami, FL	12	WKAT-AM	2005	Spanish Christian Teaching and Talk
		WHIM-AM (formerly WMCU-AM)	2008	Christian Teaching and Talk
		WZAB-AM	2009	Business
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM(5)	1997	Spanish Christian Teaching and Talk
		KKOL-AM	1997	Business
Phoenix, AZ	14	KKNT-AM	1996	News Talk

		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	Business
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	18	WTWD-AM(7)	2000	Christian Teaching and Talk
		WTBN-AM(7)	2001	Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Denver-Boulder, CO	19	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM (6)	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM(6)	1999	Spanish Christian Teaching and Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
Pittsburgh, PA	24	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
San Antonio, TX	27	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Cleveland, OH	29	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Orlando, FL	33	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM (formerly WHIM-AM)	2006	Business
Columbus, OH	34	WRFD-AM	1987	Christian Teaching and Talk
Nashville, TN	44	WBOZ-FM	2000	Southern Gospel
		WFFH-FM(8)	2002	Contemporary Christian Music
		WFFI-FM(8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Christian Teaching and Talk
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Honolulu, HI	63	KHNR-AM	2006	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Business
		KHCM-FM	2004	Country Music
		KHCM-AM	2000	Chinese
		KGU-AM (formerly KHUI-FM)	2004	Christian Teaching and Talk
		KKOL-FM (formerly KGMZ-FM)	2005	Oldies
Omaha, NE	73	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	Spanish Christian Teaching and Talk
		KCRO-AM	2005	Christian Teaching and Talk
Sarasota-Bradenton, FL	75	WLSS-AM	2005	News Talk
Colorado Springs, CO	91	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	118	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	128	WHKZ-AM	2001	Christian Teaching and Talk
Warrenton, VA		WKDL-AM	Pending	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)	“MSA” means metropolitan statistical area per the Fall 2011 Radio Market Survey Schedule and Population Rankings published by Arbitron, excluding the Commonwealth of Puerto Rico.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 17.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 36.
(5)	KNTS-AM is an expanded band AM station paired with KLFE-AM. The licenses for these stations include a condition requiring that one or the other be surrendered by July 15, 2009. However, the Federal Communications Commission (“FCC”) is currently permitting these paired expanded band stations to continue to operate beyond the specified surrender date, pursuant to a special temporary authority (“STA”) granted by the FCC and a request for extension of that STA.
(6)	KBJD-AM is an expanded band AM station paired with KRKS-AM, which licenses have not been renewed by the FCC. The original license for KBJD-AM includes a condition requiring that one or the other paired license be surrendered by February 20, 2006. However, the FCC is currently permitting these paired expanded band stations to continue to operate beyond their license expirations date pursuant to the pending license renewal applications for those stations, and to continue to operate beyond the specified surrender date pursuant to an STA granted by the FCC and a request for extension of that STA.
(7)	WTBN-AM is simulcast with WTWD-AM, Tampa, FL.
(8)	WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

PROGRAM REVENUE. For the year ended December 31, 2011, we derived 24.0% and 17.5% of our net broadcast revenue, or $42.8 million and $31.2 million, respectively, from the sale of national and local block program time. We derive national program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. National program producers typically purchase 13, 26 or 52-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase for weekend releases and from local speakers who purchase daily releases. We believe our management has been successful in identifying and assisting quality local programs expand into national syndication.

ADVERTISING REVENUE. For the year ended December 31, 2011, we derived 35.5 % of our net broadcast revenue, or $63.4 million, from the sale of local spot advertising and 7.5% of our net broadcast revenue, or $13.4 million, from the sale of national spot advertising.

Salem Radio Network® and Salem Media Representatives™

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

We own and operate SMR, a sales representation company specializing in placing national advertising on religious format radio stations. SRN and our radio stations each have relationships with SMR for the sale of available SRN spot advertising. SMR also contracts with individual radio stations to sell airtime to national advertisers desiring to include selected company stations in national buys covering multiple markets. We also operate VMR, a sales representation company specializing in placing national advertising on non-religious radio stations.

We recognize our advertising and commission revenue from radio stations as the spots air. SRN’s net revenue, including commission revenue for SMR and VMR, for the year ended December 31, 2011 was $14.7 million, or 8.2% of net broadcast revenue.

Salem Web Network ™

We own and operate the following Christian and Conservative opinion websites:

Christian Content Websites:

BibleStudyTools.com is an online Bible website for verse search and in-depth studies of the Bible

OnePlace.com ™ is a provider of audio streaming for Christian ministries. Oneplace.com™ serves both as a complement to, and as an extension of, our block programming radio business. It serves more than 150 of our broadcast ministry partners, providing 30-day archived, on-demand audio streaming of more than 200 audio programs.

Crosswalk.com® offers biblically-based content on the web, and is built around four primary content areas—Faith, Family, Fun and Community. Each category is further subdivided into areas of interest including Bible study, devotionals, marriage, parenting, music, etc.

GodTube.com is a video sharing platform for Christian videos with faith-based, family friendly content.

CrossCards.com™ provides the online faith-based audience with e-greeting cards that offer messages of God’s love, inspiration, encouragement, etc.

LightSource.com provides video streaming and downloading for Christian ministries. It allows users to extend their ministry by reaching a worldwide audience.

Christianity.com is an online resource for Christian Bible Study and devotional content. As well as providing links to the best Christian articles on the web, Christianity.com also brings the reader material from major ministries such as A Love Worth Finding, Moody Church Hour, Living on the Edge and A New Beginning.

Jesus.org is a site with Biblical answers to questions about Jesus Christ, Faith, Salvation, Christianity and the early Church.

TheFISH.com™ is an online resource for digital delivery of Christian music. TheFISH.com™ also offers entertainment news and information of interest to Christian music listeners.

CCMmagazine.com is the interactive version of what was the Nashville-based CCM Magazine®, which provides information and insight on the Christian music scene.

WorshipHouseMedia.com is an on-line church media and video ministry website, including WorshipHouse Kids, which offers products designed to meet the needs of children’s ministry media in the church.

ChurchStaffing.com™ is a source of job search information for churches and church staff members in the area of personnel and staff relations. This site allows those seeking employment to submit resumes, and view job listings.

ChristianJobs.com™ provides services catering to the hiring needs of Christian-friendly companies and organizations while enabling job seekers to network into that community.

SermonSearch.com provides access to searchable, archived sermons submitted by many of America’s spiritual leaders. Subscribers are pastors or other church professionals as well as many Sunday school teachers, small group and Bible study leaders.

Churchsoftware.net CCIS Church Management Software provides management tools for churches including software solutions that run on a Windows ® platform.

Conservative Opinion Websites:

TownHall.com™ is an interactive community that brings users, conservative public policy organizations, congressional staff and political activists together under the broad umbrella of conservative thoughts, ideas and actions.

HotAir.com is a leading news and commentary site with conservative news and opinions.

In addition, we own and operate websites for each of our radio stations and print publications.

Our Internet division also includes Salem Consumer Products, which hosts several websites for our audience to purchase Christian and conservative content from our on-air hosts and contributors. These sites include:

•	ConservativeStore.com

•	ChristianBookstore.net

•	Dennis Prager’s Pragertopia

•	Hugh Hewitt’s Hughniverse

•	Michael Medved’s Medheads

•	Bill Bennett’s Round Table

•	Mike Gallagher’s World

Our revenue generating advertising arrangements include cost-per-click performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products or services. Revenues from online product sales are recognized when the products are shipped. We also generate revenue from annual support plans on our CCIS Software, which we recognize pro-ratably over the term. Total Internet revenue, including SWN, for the year ended December 31, 2011 was $27.3 million, or 12.5% of total revenue.

Salem Publishing™ and Xulon Press

Our Publishing segment consists of a Book Publishing business, Xulon Press, and a Magazine Publishing business, Salem Publishing.

Magazine Publishing:

We publish several print magazines on a monthly or semi-monthly basis. Our publications include the following Christian or Conservative publications:

•	The Singing News

•	Homecoming® The Magazine

•	YouthWorker Journal™

•	Preaching Magazine

•	FaithTalk Magazine

•	Townhall™ Magazine

Book Publishing:

Xulon Press™ is a print-on-demand self-publishing service for Christian authors.

COMPETITION

We operate in a highly competitive broadcast and media business. We compete for advertisers and customers with other radio broadcasters, as well as with other media sources including broadcast and cable television, newspapers and magazines, national and local digital services, outdoor advertising, direct mail, online marketing and media companies, social media platforms, web-based blogs, and mobile telephony devices.

BROADCASTING. Our broadcast audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with stations that offer similar formats, if another radio station were to convert its programming to a format similar to one of ours, or if an existing competitor were to strengthen its operations, our stations could suffer reduced ratings and/or reduced revenues. In these circumstances, we could also incur significantly higher promotional and other related expenses. We cannot assure that our stations will maintain or increase their current audience ratings and revenues.

Christian and Family Themed Radio. The segment of this industry that focuses on Christian and family themes, is also a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and non-commercial radio station licensees. While no commercial group owner in the United States specializing in Christian and family-themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in all markets.

We also compete for advertising revenue with other commercial religious format and general format radio station licensees. Our competition for advertising dollars includes other radio stations as well as broadcast television, cable television, newspapers, magazines, direct mail, Internet and billboard advertising, some of which may be controlled by horizontally-integrated companies. Several factors can materially affect competitive advantage, including audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

Competition also comes from new media technologies and services. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, mobile telephony including smart phone applications for iPhone®, Blackberry® and Android®, personal communications services and the service of low powered, limited coverage FM radio stations authorized by the FCC. The delivery of live and stored audio programming through the Internet has also created new competition. In addition, satellite delivered digital audio radio, which deliver multiple audio programming formats to national audiences, has created competition. We have attempted to address these existing and potential competitive threats through a more active strategy to acquire and integrate new electronic communications formats including Internet acquisitions made by SWN and our exclusive arrangement to provide Christian and family-themed talk on SiriusXM, a satellite digital audio radio service.

NETWORK. Salem Radio Network competes with other commercial radio networks that offer news and talk programming to religious and general format stations and noncommercial networks that offer Christian music formats. SRN also competes with other radio networks for the services of talk show personalities.

INTERNET. Salem Web Network® competes for visitors and advertisers with other companies that deliver on-line audio programming and Christian and conservative Internet content as well as providers of general market Internet sites. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers.

PUBLISHING. Our print magazines compete for readers and advertisers with other print publications including those that follow the Christian music industry and those that address themes of interest to church leadership and the Christian audience. Xulon Press™ competes for authors with other on-demand publishers including those focused exclusively on Christian book publishers.

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

Petitions to deny license renewals can be filed by certain interested parties, including members of the public in a station’s market. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. In addition, during certain periods when a renewal application is pending, the transferability of the applicant’s license is restricted.

Radio station KNTS(AM) is an expanded band station paired with station KLFE(AM) in the Seattle, WA market, and station KBJD(AM) is an expanded band station paired with KRKS(AM) in the Denver, CO market. We are operating these four stations pursuant to FCC licenses or other FCC authority pending resolution by the FCC of the issue of AM expanded band dual operating authority. Depending upon how the FCC resolves that issue, it is possible that we will be required to surrender one station license in each station pair. Except for these stations, we are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that our licenses will be renewed.

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

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets and could limit the potential buyers of any stations we may attempt to sell. The FCC is also required by the Communications Act to review its broadcast ownership rules every four years. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. We believe that the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. We can make no determination as to what effect, if any, this proposed rulemaking will have on Salem.

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

Generally, debt interests held in a broadcast licensee, cable system owner, daily newspaper publisher, or parent company are not deemed attributable. Debt holders will be subject to attribution, however, where the aggregate value of the equity and debt held in the broadcast, cable, or newspaper company exceeds 33% of that company’s total asset value and the debt holder also holds another attributable interest in the relevant market or the debt holder supplies over 15% of the programming, on a weekly basis, for the station in which the interest is held.

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

Proposed Changes. As noted above, in May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. We believe that the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. We can make no determination as to what effect, if any, this proposed rulemaking will have on Salem.

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

Although we do not believe our acquisition strategy as a whole will be adversely affected in any material respect by antitrust review, we can provide no assurances as such.

SEGMENTS

We have historically had one reportable operating segment—radio broadcasting. The radio-broadcasting segment operates radio stations throughout the United States, various radio networks and our National sales group. Beginning with the first quarter of 2011, we separated our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segment is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouse Media on March 28, 2011, our Internet segment qualifies for disclosure as a reportable segment. All prior periods were updated to reflect the separation of these non-broadcast segments. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazines and Xulon Press, a print-on-demand book publisher. We present our segment operating results in Note 16.

EMPLOYEES

As of February 20, 2012, we employed 1,130 employees in radio broadcasting, 134 employees in Internet entities, 88 employees in publishing and 105 employees in corporate functions. Of these employees, 1,115 are full-time and 342 are part-time employees. Our employees are not covered by collective bargaining agreements and we consider our relations with our employees to be good.

We employ many on-air personalities in our businesses and enter into employment agreements with certain on-air personalities in order to protect our interests in these employee relationships; however, talent may sometimes be lost to competitors or for various other reasons. While we do not believe that the loss of any one of our on-air personalities would have a material adverse effect on our consolidated financial condition and results of operations, the loss of several key on-air personalities combined could have a material adverse effect on our business.

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

We are fundamentally committed to broadcasting, Internet and publishing formats and programming emphasizing Christian values, conservative family themes and news. We may choose not to switch to other formats or pursue potentially more profitable business opportunities due to this commitment. We do not intend to pursue business opportunities or broadcast programming that would conflict with our core commitment to Christian and family themes formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats or broadcast programming inconsistent with our programming standards might result in lower operating revenues and profits than we might otherwise achieve.

RISKS ASSOCIATED WITH BUSINESS OPERATIONS

We may be adversely affected by deteriorating economic conditions including the economic climate failing to improve.

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which are often accompanied by a decrease in advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During economic slowdowns in the United States, many advertisers have reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising.

Our exposure to several risks increases with slowing economies or a recession, including but not limited to:

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

We currently program one channel on SiriusXM. We also offer pod-casts and downloads of portions of our programming; however, we cannot assure you that this arrangement will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcast industry or on our financial condition and results of operations.

The accounting treatment of goodwill and indefinite-lived intangible assets could cause future losses due to asset impairment.

Under FASB ASC Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We have incurred significant impairment losses in prior periods with regard to our indefinite-lived intangible assets.

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. The fair value measurements of our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. Given the current economic environment and uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions made for the purpose of our indefinite-lived intangible fair value estimates will prove to be accurate.

The impairment charges we have recognized are non-cash in nature and did not violate covenants on our then existing credit facilities or Revolver. However, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

We may be unable to integrate the operations and management of acquired stations or businesses, which could have a material adverse effect on our business and operating results.

During 2010 and 2011, we spent $7.8 million and $9.2 million, respectively, on the acquisition of radio station and Internet businesses. We expect to make additional acquisitions of radio stations, Internet businesses or publishing entities. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that may be acquired in the future. Continued acquisitions will require us to manage a larger and likely more geographically diverse radio station, Internet and publishing portfolio than historically has been the case. Our inability to integrate and manage newly acquired radio stations, Internet businesses or publishing entities successfully could have a material adverse effect on our business and operating results.

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

We base capital allocation decisions primarily on our analysis of the predicted internal rate of return. If the estimates and assumptions we use in calculating the internal rate of return are inaccurate, our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results will be adversely affected.

We continually seek opportunities for growth by increasing the strength and number of our broadcast signals, increasing the number of page-views on our web platform and increasing the subscriber base of our magazines. In order to realize these growth opportunities, we must rely on continued technical improvements to expand our broadcasting, Internet and publication footprint. When deciding which opportunities to pursue, we must predict the internal rate of return associated with each project. Our calculations are based on certain estimates and assumptions that may not be realized. Accordingly, the calculation of internal rate of return may not be reflective of our actual returns.

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

Delivery of our national programs is dependent upon transponder equipment that is located at various customer locations. The quality and durability of this equipment, as well as our ability to protect the equipment from damage, destruction or theft, directly impacts our ability to transmit programming. Losses to the equipment and any business interruption may not be fully insurable.

Our advertising revenues in certain markets are ratings sensitive and subject to decline based on ratings agency projections.

Arbitron uses their own technology to collect data for its ratings service. The Portable People Meter TM (PPMTM ) is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. In markets where we subscribe to Arbitron under the PPM, our ratings have been less consistent. It is not clear what long-term impact, if any, the PPM will have on our revenues for stations that subscribe to Arbitron.

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

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is dependent, to a significant degree, upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations. Block programming accounted for 41.5% of our net broadcast revenue for the year ended December 31, 2011, and 40.3% of our net broadcast revenue for the same period of the prior year. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue.

If we are unable to maintain or grow our advertising revenues, our business and operating results may be adversely affected.

Our radio stations, Internet sites and publications are to varying degrees dependent upon advertising for their revenues. In the advertising market, we compete for revenue with other commercial religious format and general format radio stations, as well as with other media outlets including broadcast and cable television, newspapers, magazines, direct mail, Internet and billboard advertising. Due to this significant competition, we may not be able to maintain or increase our current advertising revenue. Any sustained economic downturn could negatively impact our ability to generate revenues.

We face significant competition, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.

We operate in a highly competitive broadcast and media business. We compete for advertisers and customers with other radio broadcasters, as well as with other media sources including broadcast and cable television, newspapers and magazines, national and local digital services, outdoor advertising, direct mail, online marketing and media companies, social media platforms, web-based blogs, and mobile telephony devices. We face intense competition from a wide range of competitors, including online marketing and media companies, integrated social media platforms and other specialist and enthusiast websites.

Our broadcast audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. Salem Web Network competes for visitors and advertisers with other companies that deliver on-line audio programming and Christian and conservative Internet content as well as providers of general market Internet sites. Our print magazines compete for readers and advertisers with other print publications including those that follow the Christian music industry and those that address themes of interest to church leadership and the Christian audience. Xulon Press™ competes for authors with other on-demand publishers including those focused exclusively on Christian book publishers.

This competition could make it more difficult for us to provide value to our consumers, our advertisers and our content creators and result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, decreased website traffic and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, revenue, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors.

Our business generates revenue from the sale of advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2009, 2010 and 2011, 43.1%, 43.3% and 43.0% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from our Los Angeles and Dallas clusters , which generated 16.9% and 17.2%, respectively, of our total net advertising revenues for the year ended December 31, 2009, 15.8%, and 18.8%, respectively, of our total net advertising revenues for the year ended December 31, 2010 and 15.2% and 23.2% for the year ended December 31, 2011. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

If we are unable to continue to drive and increase visitors to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers cost-effectively, our business, financial condition and results of operations could be adversely affected.

We attract traffic to our owned and operated websites by offering content that is highly specific and that we believe to be relevant to our audiences. How successful we are in these efforts depends, in part, upon our continued ability to create and distribute high-quality, commercially valuable content in a cost effective manner at scale that connects consumers with content that meets their specific interests and enables them to share and interact with the content and supporting communities. We may not be able to create content in a cost effective manner or that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our websites that would adversely affect our business, revenue, financial condition and results of operations.

Even if we succeed in driving traffic to our owned and operated websites and to our customer websites, neither we nor our advertisers and customers may be able to monetize this traffic or otherwise retain consumers. Our failure to do so could result in decreases in customers and related advertising revenue, which would have an adverse effect on our business, revenue, financial condition and results of operations.

New technologies may increase competition with our broadcasting operations

Our radio broadcasting business faces increasing competition from new technologies, such as broadband wireless, satellite radio and audio broadcasting by cable television systems, as well as new customer products, such as portable digital audio players and smart mobile phones. These new technologies and alternative media platforms compete with our radio stations for audience share and advertising revenues. The FCC also has approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial. We cannot assure that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, and other companies employing such new technologies or services could increase competition with our businesses.

The company must respond to changes in consumer behavior as a result of new technologies in order to remain competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that the Company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In publishing, the trending toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses and results of operations.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, may adversely affect our business, operating results and financial condition.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems, or those of third parties that we rely upon (co-location providers for data servers, storage devices, and network access) could result in interruptions in our service, which could reduce our revenue and profits. Our systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems.

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business, revenue, financial condition and results of operations.

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

If Internet search engines’ methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search engines, such as Google®, Bing®, Yahoo!®, and other search engines to direct a significant amount of traffic to our websites. Our ability to maintain the number of visitors directed to our websites through which we distribute our content by search engines is not entirely within our control. Changes in the methodologies used by search engines to display results could cause our websites to receive less favorable placements, which could reduce the number of unique visitors who link to our websites. Any reduction in the number of users directed to our websites could negatively affect our ability to earn revenue. If traffic on our websites declines, we may need more costly sources to replace lost traffic, and such increased expense could adversely affect our business, revenue, financial condition and results of operations.

Wireless devices and mobile phones are used to access the Internet, and our online marketing services may not be as effective when accessed through these devices, which could cause harm to our business.

The number of people who access the Internet through devices other than personal computers has increased substantially in the last few years. Our websites were originally designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of these devices may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high and may not be cost-effective for our services. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. If we cannot effectively make our content, products and services available on these devices, fewer consumers may access and use our content, products and services. In addition, if our services continue to be less effective or economically attractive for customers seeking to engage in advertising through these devices and this segment of Internet traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining customers and our operating results and business will be harmed.

As a creator and a distributor of Internet content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, or that are accessible via our owned and operated websites and our network of customer websites. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.

We rely on the work product of various content creators to produce original content for our programs, websites and publications. We face potential liability based on a variety of theories, including defamation, negligence, unlawful practice of a licensed profession, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites and to our network of customer websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites or our network of customer websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, including an automated plagiarism program, there is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that we create or distribute. Should the content distributed through our owned and operated websites and our network of customer websites violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, revenue and financial condition.

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising each of which could harm our operating results, cash flow and financial condition.

We may have difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of current and potential customers and advertisers, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential customers and advertisers. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our business, revenue and financial condition.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our principal executive offices are located in Southern California, a region known for seismic activity. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality service to our listeners, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential listeners and advertisers and increased maintenance costs, which would adversely affect our operating results and financial condition.

We are controlled by a few controlling stockholders.

As of December 31, 2011, Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) controlled approximately 85.5% in aggregate of the voting power of our capital stock. These four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of other stockholders in a material manner.

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

Poor perception of our brand, business or industry could harm our reputation and adversely affect our business, financial condition and results of operations.

Our business is dependent on attracting a large audience to our radio stations, websites and publications. Our brand, business and reputation are vulnerable to poor perception. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and content creators, which could materially adversely affect our results of operations, financial condition and business.

If we are unable to protect our domain names, our reputation and brands could be adversely affected.

We currently hold various domain name registrations relating to our brands. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

RISKS ASSOCIATED WITH REGULATIONS

The restrictions on ownership of multiple stations in each market may prevent us from implementing our cluster strategy.

As part of our growth strategy, we seek to acquire additional radio stations in markets in which we already have existing stations. However, our ability to acquire, operate and integrate any such future acquisitions as part of a cluster is limited by antitrust laws, the Communications Act, FCC regulations and other applicable laws and regulations. Changes to any of these laws or regulations may affect our ability to acquire additional stations in radio markets where we already own one or more radio stations. In 1996, Congress passed legislation that requires the FCC to periodically conduct reviews of its regulations, including ones that govern the maximum number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations (the “Ownership Limits”). The FCC has adopted radio multiple ownership rules that depend upon the total number of radio stations located in the market in determining the applicable Ownership Limits. In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market.” Specifically, in larger markets the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by Arbitron, which is a commercial ratings service, as reported in the BIA database. For smaller radio markets for which Arbitron has not delineated a geographic market, the “signal contour method” continues to be the method of defining the market and determining the number of radio stations in the market. The methods the FCC uses to define markets affect the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Arbitron market. In 2010, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules. The FCC sought public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity and held public meetings around the country on the issue of media ownership rules. The FCC 2010 quadrennial review of broadcast ownership rules is ongoing and expected to be completed in 2012.

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

We must maintain music programming royalty arrangements with, and pay license fees to, Broadcast Music, Inc. (“BMI”), American Society Composers, Authors and Publishers (“ASCAP”), and SESAC, Inc. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. Currently, we pay royalties to song composers and publishers through BMI, ASCAP and SESAC.

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

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could diminish the value of our services and cause us to lose customers and revenue.

When a user visits our websites or certain pages of our customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites which set forth our policies and practices related to the collection and use of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of customer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose customers and revenues.

In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. New laws may be enacted, or existing laws may be amended or re-interpreted, in a manner which limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

Certain U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations that are particularly relevant to our business address (a) privacy; (b) freedom of expression; (c) information security; (d) content and distribution of content, including liability for user reliance on such content; (e) intellectual property rights, including secondary liability for infringement by others; (f) domain name registration; and (g) online advertising and marketing, including email marketing and unsolicited commercial email.

Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. Moreover, the applicability and scope of the laws that do address the Internet remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, copyright infringement, cybersquatting and trademark infringement. In the future, claims may also be alleged against us based on tort claims and other theories based on our content, products and services or content generated by our users.

We receive, process and store large amounts of personal user data on our owned and operated websites and from our freelance content creators. Our privacy and data security policies govern the collection, use, sharing, disclosure and protection of this data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for customer and other user data we collect. Our failure or the failure of various third-party vendors and service providers to comply with applicable privacy policies or applicable laws and regulations or any compromise of security that results in the unauthorized release of personal information or other user data could adversely affect our business, revenue, financial condition and results of operations.

Government regulation of the Internet is evolving, and unfavorable developments could have an adverse affect on our operating results.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, customer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply to the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet, including laws limiting Internet neutrality, could decrease listener demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and our operating results.

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

RISKS ASSOCIATED WITH OUR SUBSTANTIAL INDEBTEDNESS

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

We intend to continue to selectively acquire radio stations, complementary publishing and Internet media businesses. With respect to the acquisition of radio stations, our acquisition strategy has been, and will continue to focus primarily on, the acquisition of stations in the top 50 markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. With respect to our acquisition strategy of Internet and publishing businesses, we may not be able to identify and consummate the acquisition of future businesses successfully. Additionally, we may not be able to effectively integrate the operation of newly acquired businesses with our existing businesses that could result in reduced operating income from our businesses. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

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

At December 31, 2011, we and our subsidiary guarantors have approximately $275.0 million aggregate principal amount of outstanding indebtedness, of which $235.0 million is outstanding on the 9 5/8% Notes and $9.0 million is outstanding on Affiliate Letters of Credit. The balance outstanding on the Revolver of approximately $31.0 million effectively ranks senior to the outstanding notes to the extent of the assets securing such debt. In addition, the terms of the Revolver and the indenture governing the 9 5/ 8% Notes permit us to incur additional indebtedness, including up to approximately $40 million that would be available under our Revolver, subject to our ability to meet certain borrowing conditions.

Our substantial debt may have important consequences. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the 9 5/8% Notes;

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

The agreements governing our various debt obligations, including the indenture governing the 9 5/8% Notes and the agreements governing our Revolver, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

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

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture governing the 9 5/ 8% Notes or the Revolver. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Revolver, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under our Revolver could be terminated. If we were unable to repay debt to our lenders, or are otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the 9 5/8% Notes and repay the principal amount of or repurchase the 9 5/8% Notes or may cause the subsidiary guarantors to be unable to make payments under the guarantees.

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

Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness, including the 9 5/8% Notes, or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including our Revolver, the 9 5/8% Notes, and the Affiliate Lines of Credit on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of our revolver and the indenture governing the 9 5/8% Notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

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

Radio Broadcasting

The types of properties required to support our radio stations include offices, studios, transmitter, antenna and tower sites. A station’s studios are generally located in an office in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage. We either own or lease our radio transmitting properties under agreements that generally range from five to twenty-five years. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary. Our SRN and SMR offices and Dallas radio stations are located in an office building in the Dallas, Texas metropolitan area, where we own an approximately 34,000 square foot office building. Our radio network operates from various offices and studios from which the programming originates or is relayed from a remote point of origination. Our network leases satellite transponders used for delivery of its programming. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; Miami, Florida; and Altamonte Springs, Florida.

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

Salem Web Network

Salem Web Network operates from leased office facilities in Nashville, Tennessee, Tarzana, California, and Richmond, Virginia. The lease agreements range from one to ten years remaining on the lease term. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

Salem Publishing

Salem Publishing operates from leased office facilities in Nashville, Tennessee, and Orlando, Florida. The lease agreements range from one to ten years remaining on the lease term. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

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

On July 10, 2010, Asia Vision, Inc. and Rehan Siddiqi amended a complaint they had previously filed against third parties in the 152nd Judicial District Court of Harris County, Houston, Texas, naming Salem Communications Corporation, South Texas Broadcasting, Inc. and one of Salem’s officers as defendants. In their complaint, Asia Vision claims that the Salem defendants interfered with Asia Vision’s contractual right to purchase radio station KTEK-AM from Business Radio Licensee, LLC. In their complaint, Asia Vision and Rehan Siddiqi make a claim for injunctive relief and monetary damages. On July 21, 2010, Salem Communications and South Texas Broadcasting were served with the complaint but the Salem officer has not been served. On March 7, 2011, Salem entered into a tentative settlement of the matter. The court approved the settlement on October 27, 2011. No appeals were filed and as a result, the order became final and we closed on the purchase on December 21, 2011.

ITEM 4.	MINE AND SAFETY DISCLSOURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On March 1, 2012, the company had approximately 73 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 18,735,555 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sales price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2010				2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High (mid-day)	$5.96	$5.50	$4.24	$3.96	$4.38	$3.98	$3.96	$2.99
Low (mid-day)	$3.45	$3.35	$2.10	$2.70	$2.99	$3.08	$2.20	$2.12

There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

After careful review and consideration of its earnings, financial position, capital requirements, the Revolver and the indenture governing the 9 5/8% Notes, the company paid a $0.20 per share special cash distribution, or approximately $4.8 million to shareholders of record as of the close of business on December 6, 2010. There were no dividends or distributions paid during the year ended December 31, 2011.

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

The following table sets forth selected financial data and other operating information of Salem. The selected financial data in the table is derived from the consolidated financial statements of Salem. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included (incorporated by reference) herein. The selected financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically the disclosure concerning a reconciliation for historical Non-GAAP measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this report.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the separation of our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segments is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouse Media as discussed in Note 3, our Internet segment qualifies for disclosure as a reportable segment. All prior periods are updated to reflect the separation of these non-broadcast segments. These reclassifications also include the accounting for discontinued operations.

In December 2011, due to operating results that were below expectations, we ceased operations of Samaritan Fundraising. All employees of the entity were terminated as of December 31, 2011. The Statements of Operations Data for all periods presented are updated to reflect the operating results of Samaritan Fundraising as a discontinued operation. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as assets of discontinued operations for each applicable period presented.

In January 2010, we collected a $0.2 million termination fee from the buyer of radio station WRFD-AM, Columbus, Ohio pursuant to termination of the asset purchase agreement. The accompanying Statements of Operations Data for all periods presented are updated to reflect the operating results of WRFD-AM, Columbus, Ohio in continuing operations from discontinued operations. The accompanying Consolidated Balance Sheets reflect the net assets of this entity within our assets from continuing operations for each period presented. We had entered into an asset purchase agreement on July 31, 2008, to sell this radio station and exit the Columbus market. We accounted for this market as a discontinued operation until being notified in December 2009 that the buyer would not be able to meet the terms of the asset purchase agreement.

We ceased publishing CCM Magazine as of the March 2008 publication. The Statements of Operations Data for periods prior to this final publication are updated to reflect the operating results of CCM Magazine as a discontinued operation.

During the year ending December 31, 2008, we sold radio stations WRRD-AM, Milwaukee, Wisconsin and WFZH-FM, Milwaukee, Wisconsin. The Statements of Operations Data presented for periods prior to the sale are updated to reflect the operating results of this market as discontinued operations.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$206,055	$194,113	$172,055	$174,933	$178,731
Internet revenue	13,454	16,583	16,232	20,104	27,304
Publishing revenue	11,174	11,794	10,926	11,421	12,131

Total revenue	230,683	222,490	199,213	206,458	218,166
Operating expenses:
Broadcast operating expenses	130,844	124,881	108,106	110,421	115,482
Internet operating expenses	11,883	14,050	13,361	16,722	20,889
Publishing operating expenses	11,075	11,817	10,237	11,226	11,475
Corporate expenses	22,283	20,040	14,005	16,613	17,503
Depreciation and amortization	15,082	16,136	15,120	14,588	14,971
Cost of denied tower site, abandoned projects and terminated transactions	—	1,275	1,111	—	—
Impairment of indefinite-lived intangible assets	—	73,010	27,996	—	—
(Gain) loss on disposal of assets	(2,190)	(6,892)	1,676	255	(4,153)

Total operating expenses	188,977	254,317	191,612	169,825	176,167
Operating income (loss) from continuing operations	41,706	(31,827)	7,601	36,633	41,999
Other income (expense):
Interest income	183	247	290	183	344
Interest expense	(25,488)	(22,381)	(20,079)	(30,297)	(27,665)
Change in fair value of interest rate swaps	—	(4,827)	(781)	—	—
Gain on bargain purchase	—	—	1,634	—	—
Gain (loss) on early retirement of long-term debt	—	4,664	(1,050)	(1,832)	(2,169)
Other income (expense)	164	121	(88)	(16)	(40)

Total other expense	(25,141)	(22,176)	(20,074)	(31,962)	(29,530)
Income (loss) from continuing operations before income taxes	16,565	(54,003)	(12,473)	4,671	12,469
Provision for (benefit from) income taxes	7,379	(19,151)	(4,210)	2,695	6,110

Income (loss) from continuing operations	9,186	(34,852)	(8,263)	1,976	6,359
Income (loss) from discontinued operations, net of tax	(1,011)	1,766	(83)	(44)	(741)

Net income (loss)	$8,175	$(33,086)	$(8,346)	$1,932	$5,618

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$0.39	$(1.47)	$(0.35)	$0.08	$0.26
Income (loss) from discontinued operations	(0.04)	0.07	—	—	(0.03)
Net earnings (loss) per share	$0.34	$(1.40)	$(0.35)	$0.08	$0.23
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$0.39	$(1.47)	$(0.35)	$0.08	$0.26
Earnings (loss) per share from discontinued operations	(0.04)	0.07	—	—	(0.03)
Net earnings (loss) per share	$0.34	$(1.40)	$(0.35)	$0.08	$0.23
Basic weighted average shares outstanding	23,785,015	23,671,288	23,803,864	24,086,829	24,475,102
Diluted weighted average shares outstanding	23,788,568	23,671,288	23,803,864	24,653,465	24,683,644

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$447	$1,892	$8,945	$828	67
Broadcast licenses	464,549	398,135	375,317	378,362	371,420
Other intangible assets including goodwill, net	27,607	25,574	22,484	25,122	28,522
Total assets	679,798	607,718	579,045	574,486	561,310
Long-term debt (including current portion)	354,284	325,375	314,047	304,527	274,803
Stockholders’ equity	233,178	203,116	197,199	196,404	203,048

Cash flows related to:
Operating activities	$30,983	$37,901	$39,468	$22,817	31,705
Investing activities	(11,312)	(21,817)	(2,851)	(13,777)	(4,501)
Financing activities	(20,854)	(25,004)	29,481	(16,150)	(28,084)

Other Data:
Station operating income (1)	$75,211	$69,232	$63,949	$64,512	63,249
Station operating income margin (2)	36.5%	35.7%	37.2%	36.9%	35.4%

(1)	We define station operating income as net broadcast revenue less broadcast operating expenses.
(2)	Station operating income margin is station operating income as a percentage of net broadcast revenue.

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

RECONCILIATION OF STATION OPERATING INCOME TO OPERATING INCOME

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in thousands)
Station operating income	$75,211	$69,232	$63,949	$64,512	$63,249
Plus Internet revenue	13,454	16,583	16,232	20,104	27,304
Plus publishing revenue	11,174	11,794	10,926	11,421	12,131
Less Internet operating expenses	(11,883)	(14,050)	(13,361)	(16,722)	(20,889)
Less publishing operating expenses	(11,075)	(11,817)	(10,237)	(11,226)	(11,475)
Less corporate expenses	(22,283)	(20,040)	(14,005)	(16,613)	(17,503)
Less depreciation and amortization	(15,082)	(16,136)	(15,120)	(14,588)	(14,971)
Less cost of denied tower site, abandoned projects and terminated transactions	—	(1,275)	(1,111)	—	—
Less impairment of indefinite-lived intangible assets	—	(73,010)	(27,996)	—	—
Less gain (loss) on disposal of assets	2,190	6,892	(1,676)	(255)	4,153

Operating income (loss) from continuing operations	$41,706	$(31,827)	$7,601	$36,633	$41,999

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period due to acquisitions and dispositions of selected radio station assets and Internet and publishing businesses. Refer to Note 3 of our consolidated financial statements under Item 8 for details of each of these transactions.

Salem is a domestic multi-media company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for audiences interested in Christian and conservative opinion content. We maintain a website at www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Any information found on our website is not a part of or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

OVERVIEW

Our radio-broadcasting segment derives revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

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

Broadcast Segment

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

Arbitron has developed technology to collect data for its ratings service. The PPM is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. It is not clear what long-term impact, if any, the introduction of the PPM will have on our revenues for stations that subscribe to Arbitron.

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Quarterly revenue from the sale of block programming time does not tend to vary significantly, however, because program rates are generally set annually and are recognized on a per program basis. We currently program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 25 News Talk stations, 11 Contemporary Christian Music stations, 10 Business format stations, and 6 Spanish-language Christian Teaching and Talk stations. The business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming.

Our cash flow is historically affected by a transitional period experienced by radio stations when, due to the nature of the radio station, our plans for the market and other circumstances, we find it beneficial to change its format. This transitional period is when we develop a radio station’s listener and customer base. During this period, a station may generate negative or insignificant cash flow.

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2011, we sold 97% of our broadcast revenue for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

Internet Segment

Salem Web Network™ and our Internet business earns revenues from the sales of streaming services, sales of advertising and, to a lesser extent, sales of software, software support contracts and consumer products such as DVD’s and editorial products. The revenues of these businesses are reported as Internet revenue on our Consolidated Statements of Operations.

The primary operating expense incurred in the ownership and operation of our Internet businesses include: (i) employee salaries, commissions and related employee benefits and taxes, (ii) facility expenses such as rent and utilities, (iii) marketing and promotional expenses and (iv) streaming costs.

Publishing Segment

Our publishing business, Salem Publishing™, earns revenues from advertising in and subscriptions to our magazine publications and from book sales. Xulon Press™ generally earns its revenue from fees paid by authors in association with the publishing of their books. The revenues of these businesses are reported as Publishing on our Consolidated Statements of Operations.

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

RESULTS OF OPERATIONS

Year ended December 31, 2011 compared to year ended December 31, 2010

The following factors affected our results of operations for the year ended December 31, 2011 as compared to the prior year:

Financing

•

On December 12, 2011, we redeemed $12.5 million of our 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

•

On November 17, 2011, Salem entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding senior secured notes. Amounts outstanding under each Affiliate Line of Credit bear interest at an amount equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. The indebtedness under the Affiliate Lines of Credit is subordinated to the indebtedness under the Salem credit facility described above pursuant to a subordination agreement to be entered into among Wells Fargo, Salem and the Affiliate Lenders and the description of terms herein is subject to such subordination agreement. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Affiliate Lines of Credit.

•

On November 15, 2011, we completed the Second Amendment to our Revolver to among other things: (1) extend the maturity date from December 1, 2012 to December 1, 2014 (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. The applicable interest rate relating to the amended credit agreement is LIBOR plus a spread of 3.0% per annum or the Base Rate plus a spread of 1.25% per annum, which is adjusted based on our leverage ratio. We incurred $0.5 million in fees to complete this amendment, which are being amortized over the remaining term of the credit agreement.

•

On September 6, 2011, we repurchased $5.0 million of our 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issues costs associated with the 9 5/8% Notes.

•

On June 1, 2011, we redeemed $17.5 million of our 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

Acquisitions

•

On December 21, 2011, we completed the acquisition of KTEK-AM in Houston, Texas for $2.6 million, which includes $1.0 million of cash and $1.6 million netted against the unpaid portion of our note receivable. We began operating the station on March 5, 2010, pursuant to a long-term TBA. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the acquisition date. We previously sold the assets of KTEK-AM on March 28, 2008 for $7.8 million, which included $4.5 million in cash and $3.3 million in notes receivable of which we collected $1.8 million. Our 2011 purchase was partially funded by the unpaid portion of the note of $1.5 million.

•

On March 28, 2011, we completed the acquisition of the Internet business, WorshipHouse Media, an on-line church media and video ministry website, for $6.0 million in cash. WorshipHouse Media offers users worship and small group resources, including movie illustrations, song tracks, worship backgrounds, small group video curriculum and worship software, to churches that may face budget, time and in-house talent constraints. The site also includes WorshipHouse Kids, which offers similar products designed to meet the needs of children’s ministry media in the church. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. The acquisition resulted in goodwill of $2.1 million representing the excess value of the business resulting from the integrated business model and services already established that provide future economic benefits to us.

•

On March 14, 2011, we completed the acquisition of radio station WDDZ-AM, Pawtucket, Rhode Island, for $0.6 million in cash. We began operating the station as WBZS-AM upon the close of the transaction. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. On January 5, 2012, we entered into an APA to sell this radio station for $0.8 million.

•	On January 3, 2011, we began programming radio station KVCE-AM, Highland Park, Texas pursuant to a long-term TBA.

Dispositions

•

On March 1, 2011, we completed the sale of radio station WAMD-AM in Aberdeen, Maryland resulting in a pre-tax loss of $0.2 million. The loss was recognized in September 2010 upon entering the sale agreement.

•

On February 25, 2011, we completed the sale of radio station KXMX-AM in Los Angeles, California for $12.0 million, consisting of $11.0 million in cash and a $1.0 million promissory note. The $1.0 million promissory note has a three-year term, bearing interest at 7% compounded annually, due February 25, 2016. We recognized a pre-tax gain of $2.1 million from the sale.

•	On January 6, 2011, we completed the sale of radio station KKMO-AM in Seattle, Washington for $2.7 million in cash resulting in a pre-tax gain of $2.4 million.

Net Broadcasting Revenue

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$174,933	$178,731	$3,798	2.2%	84.7%	81.9%
Same Station Net Broadcast Revenue	$170,908	$175,957	$5,049	3.0%

Net broadcast revenues increased due to overall improving economic conditions and a greater demand for radio advertising compared to the prior year. Our results reflect higher sales volume in the number of minutes sold with little change in the rates we charge our customers.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2010		2011
	(Dollars in thousands)
Block program time:
National	$38,736	22.1%	$42,812	24.0%
Local	31,848	18.2	31,227	17.5

	70,584	40.3	74,039	41.5
Advertising:
National	14,200	8.1	13,426	7.5
Local	61,494	35.2	63,446	35.5

	75,694	43.3	76,872	43.0
Infomercials	6,661	3.8	6,303	3.5
Network	15,657	9.0	14,699	8.2
Other	6,337	3.6	6,818	3.8

Net broadcast revenue	$174,933	100.0%	$178,731	100.0%

Internet Revenue

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$20,104	$27,304	$7,200	35.8%	9.7%	12.5%

The increase in Internet revenues reflect improving overall economic conditions and higher demand for banner advertisements as well as growth from acquisitions that generate revenues across all of our web-based platforms. The increases are driven primarily by a higher sales volume and secondarily to higher rates charged to our customers. Banner advertisements, including those on our station websites, increased $4.0 million due to higher demand. WorshipHouse Media, which we acquired in March 2011, generated revenue of $2.7 million and Salem Consumer Products revenues increased $0.4 million.

Publishing Revenue

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$11,421	$12,131	$710	6.2%	5.5%	5.6%

Publishing revenue increased $0.9 million based on higher submission fees and book sales from Xulon Press partially offset by a $0.2 million decline in subscription revenues from our print magazines based on a lower number of subscribers.

Broadcast Operating Expenses

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$110,421	$115,482	$5,061	4.6%	53.5%	52.9%
Same Station Net Broadcast Operating Expenses	$107,232	$113,061	$5,829	5.4%

Broadcast operating expenses increased due to higher variable expenses associated with higher revenues, including a $2.3 million increase in personnel-related costs including commissions, a $1.0 million increase in production and programming expenses, a $0.6 million increase in facility related costs, a $0.4 million increase in music license fees, a $0.4 million increase in bad debt expense and a $0.3 million increase in professional services.

Internet Operating Expenses

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$16,722	$20,889	$4,167	24.9%	8.1%	9.6%

Internet operating expenses increased due to higher variable expenses associated with higher revenues, including a $1.8 million increase in personnel-related costs including commissions, a $1.3 million increase in royalty expenses, a $0.3 million increase in advertising expenses incurred to promote our Internet businesses, as well as a $0.8 million increase in streaming, hosting and software expenses.

Publishing Operating Expenses

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$11,226	$11,475	$249	2.2%	5.4%	5.3%

Publishing operating expenses increased from Xulon Press, our digital book publishing service that incurred higher variable costs associated with revenue growth. These costs include an increase of $0.1 million in personnel related costs including commissions and a $0.1 million increase in advertising expense partially offset by lower printing costs associated with reduced distribution levels of our print magazines.

Corporate Expenses

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$16,613	$17,503	$890	5.4%	8.0%	8.0%

Corporate expenses include shared general and administrative services. The increase of $0.9 million includes a $1.5 million increase in personnel-related costs and a $0.1 million increase in professional services, offset by a $0.4 million decrease in non-cash stock-based compensation expense, a $0.2 million decrease in repair and maintenance costs and a $0.2 million decrease in facility related costs.

Depreciation Expense

	$0000000	$0000000	$0000000	$0000000		$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %		2010	2011
	(Dollars in thousands)					% of Total Net Revenue
Depreciation Expense	$12,570	$12,520	$(50)	(0.4	) %	6.1%	5.7%

Depreciation expense remained flat because of reductions in capital expenditures and acquisition related activity, primarily in our broadcast operating segment.

Amortization Expense

	$0000000	$0000000	$0000000	$0000000	$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,018	$2,451	$433	21.5%	1.0%	1.1%

Amortization expense increased primarily due to the acquisitions of intangible assets from our 2010 acquisitions of HotAir.com and GodTube.com and our 2011 acquisition of WorshipHouse Media. These intangible assets include customer lists and domain names with useful lives of between one and five years.

(Gain) Loss on disposal of assets

	$0000000	$0000000	$0000000	$0000000		$0000000	$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %		2010	2011
	(Dollars in thousands)					% of Total Net Revenue
(Gain) loss on disposal of assets	$255	$(4,153)	$(4,408)	(1,728.6	) %	0.1%	(1.9	) %

The net gain on disposal of assets of $4.2 million for the year ended December 31, 2011, includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, offset by various fixed asset and equipment disposals. The net loss on disposal of assets of $0.3 million for the same period of the prior year, is comprised of a $0.2 million pre-tax loss on the sale of WAMD-AM, Aberdeen, Maryland, a $0.2 million pre-tax loss from the sale of Chicago real estate associated with the relocation of our Radio Division President and $0.2 million of losses from various fixed asset and equipment disposals offset by a $0.3 million pre-tax gain from the eminent domain seizure of property by the Dallas County School District.

Other income (expense), net

	$0000000	$0000000	$0000000	$0000000		$0000000		$0000000
	Year Ended December 31,
	2010	2011	Change $	Change %		2010		2011
	(Dollars in thousands)					% of Total Net Revenue
Interest Income	$183	$344	$183	88.0%		0.1%		0.2%
Interest Expense	(30,297)	(27,665)	2,632	(8.7	) %	(14.7	) %	(12.7)%
Loss on early retirement of long-term debt	(1,832)	(2,169)	(337)	18.4%		(0.1	) %	(0.9)%
Other Income (Expense)	(16)	(40)	(24)	150.0%		0.1%		—%

Interest income of $0.3 million and $0.2 million for the years ended December 31, 2011 and 2010 represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on our 9 5/8% Notes, partially offset by higher interest on the outstanding balances on our Revolver. Loss on early retirement of debt represents the redemptions and open market repurchases in each period of principle amounts of our 9 5/8% Notes at a price equal to 103% of the face value.

Provision for (benefit from) income taxes

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$2,695	$6,110	$3,415	126.7%	1.3%	2.8%

In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $6.1 million for the year ended December 31, 2011 compared to a tax benefit of $2.7 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 49.0% for the year ended December 31, 2011 compared to 57.7% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Income (loss) from discontinued operations, net of tax

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Income (loss) from discontinued operations, net of tax	$(44)	$(741)	$(697)	1,584.1%	—%	(0.3)%

The loss from discontinued operations of $0.7 million and $44,000, respectively, for the years ended December 31, 2011 and 2010 relate to the operating results of Samaritan Fundraising that ceased operations in December 2011.

Net Income (Loss)

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$1,932	$5,618	$3,686	190.7%	0.9%	2.6%

Net income increased $3.7 million due to a $5.4 million increase in our net operating income and a $2.6 million decrease in interest expense offset by a $3.4 million increase in our tax provision, a $0.4 million increase in losses associated with the early redemption of $35.0 million of the 9 5/8% Notes, and a $0.7 increase in the loss associated with the discontinued operations of Samaritan Fundraising.

Year ended December 31, 2010 compared to year ended December 31, 2009

The following factors affected our results of operations for the year ended December 31, 2010 as compared to the prior year:

Financing

•

On December 1, 2010, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

•

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

•

On June 1, 2010, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8% Notes.

Acquisitions

•

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

•

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

•

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

Other

•

On September 28, 2010, we received approximately $1.0 million as compensation for loss of our property rights under an Eminent Domain Petition from the Dallas Independent School District. We recorded these proceeds less the net book value of our property, which was not directly associated with the operations of radio station, KSKY-AM, Dallas, Texas, resulting in a pre-tax gain of $0.3 million. The property rights related to our back-up transmitter site. The loss of these property rights will not impact our results of operations.

Net Broadcasting Revenue

	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$172,055	$174,933	$2,878	1.7%	86.4%	84.7%
Same Station Basis	$171,343	$173,838	$2,495	1.5%

Net broadcast revenue increased due to improving economic conditions and a greater demand for radio advertising over the prior year. We experienced higher sales volume in the number of minutes sold with little to no change in the rates charged to our customers. Also included in this increase is a $2.6 million increase in political advertisements, which favorably affects our revenue in active election years.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2009		2010
	(Dollars in thousands)
Block program time:
National	$38,842	22.6%	$38,736	22.1%
Local	31,344	18.2	31,848	18.2

	70,186	40.8	70,584	40.3
Advertising:
National	12,649	7.3	14,200	8.1
Local	61,557	35.8	61,494	35.2

	74,206	43.1	75,694	43.3
Infomercials	7,225	4.2	6,661	3.8
Network	15,244	8.9	15,657	9.0
Other	5,194	3.0	6,337	3.6

Net broadcast revenue	$172,055	100.0%	$174,933	100.0%

Internet Revenue

	Year Ended December 31,
	2009	2010	$ Change	% Change	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Internet revenue	$16,232	$20,104	$3,872	23.9%	8.1%	9.7%

Internet revenue increased due to improving economic conditions and an increased demand for banner advertisements as well as growth from recent acquisitions that generate revenues across all of our web-based platforms. The increases primarily resulted from higher sales volume with minimal impact from the rates charged to our customers. Banner advertisements, including our station websites, increased $3.5 million due to higher demand while Salem Consumer Products revenues increased $0.3 million.

Publishing Revenue

	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000
	Year Ended December 31,
	2009	2010	$ Change	% Change	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Publishing revenue	$10,926	$11,421	$495	4.5%	5.5%	5.5%

Publishing revenue increased $0.7 million based on higher submission fees and book sales from Xulon Press offset by a $0.2 million decline in subscription revenues from our print magazines based on a lower number of subscribers.

Broadcast Operating Expenses

	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$108,106	$110,421	$2,315	2.1%	54.3%	53.5%
Same Station Basis	$109,229	$107,227	$2,002	1.9%

Broadcast operating expenses increased due to higher variable expenses associated with higher revenues, including a $4.9 million increase in personnel-related costs, a $1.1 million increase in advertising expenses and a $0.2 million increase in commissions. These higher costs were partially offset by a $2.8 million decrease in bad debt expense, a $0.2 million decrease in music license fees, a $0.2 million decrease in professional services and a $0.4 million decrease in production and programming expenses.

Internet Operating Expenses

	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Internet operating expenses	$13,361	$16,722	$3,361	25.2%	6.7%	8.1%

Internet operating expenses increased due to higher variable expenses associated with higher revenues, including a $1.7 million increase in personnel-related costs including commissions based on higher levels of collected revenues, a $0.9 million increase in advertising expenses promoting our Internet businesses, a $0.5 million increase in streaming, hosting and software expenses, and a $0.4 million increase in royalties.

Publishing Operating Expenses

	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Publishing operating expenses	$10,237	$11,226	$989	9.7%	5.1%	5.4%

Publishing operating expenses primarily increased on Xulon Press, our digital book publishing service, due to higher variable costs associated with revenue growth. These increases include $0.2 million of personnel related costs including sales commissions and a $0.6 million increase in advertising costs partially offset by lower printing costs associated with reduced distribution levels of our print magazines.

Corporate Expenses

	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000	$0000.000
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Corporate expenses	$14,005	$16,613	$2,608	18.6%	7.0%	8.0%

Corporate expenses include shared general and administrative services. The increase in corporate expenses includes a $0.8 million increase in management bonuses, a $0.7 million increase in non-cash stock-based compensation expense from options granted during the year, a $0.5 million increase in repair and maintenance costs and a $0.4 million increase in facility related costs.

Depreciation Expenses

	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Depreciation	$13,441	$12,570	$(870)	(6.5)%	6.7%	6.1%

The decrease in depreciation reflects the overall impact of reduced capital expenditures and reduced station acquisitions during 2009 and 2010 as compared to prior years.

Amortization Expenses

	$0000.00	$0000.00	$0000.00	$0000.00	$0000.00	$0000.00
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Amortization	$1,679	$2,018	$339	20.2%	0.8%	1.0%

The increase in amortization expense is due to the amortization of intangible assets associated with the acquisitions of HotAir.com and GodTube.com during 2010.

Cost of denied tower site, abandoned projects and terminated transactions

	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Cost of denied tower site, abandoned projects and terminated transactions	$1,111	$—	$(1,111)	(100.0)%	0.6%	—%

During 2009, we abandoned certain capital projects that we felt would not be economically advantageous to complete. Costs incurred to date on these projects of $0.2 million were charged to expense. Additionally, we incurred costs of $0.9 million associated with a tower relocation project for radio station KDOW-AM, San Francisco, California, that was rejected by the City of Hayward.

Impairment of indefinite-lived intangible assets

	$0000.00	$0000.00	$0000.00	$0000.00	$0000.00	$0000.00
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Impairment of indefinite-lived intangible assets	$27,996	$—	$(27,996)	(100.0)%	14.1%	—%

We test all non-amortizable intangible assets for impairment annually. Due to lower revenues and lower growth expectations during the year ending December 31, 2009, we recognized impairment charges of $26.8 million on our FCC Licenses and goodwill in the Dallas, Atlanta, Detroit, Portland and Cleveland markets as well as impairment charges of $1.2 million on goodwill and mastheads in our publishing segment. These impairment charges resulted from weakening valuations based on lower revenues and lower growth expectations. These trends were not specific to any of our individual markets, but rather were affecting valuations in the industry as a whole. For the year ended December 31, 2010 and 2009, the markets for which impairment charges were recorded during 2009 accounted for 23.6% and 25.7% of total net revenues, respectively. There were no impairments as of the December 31, 2010 testing period.

Loss on disposal of assets

	$000.00	$000.00	$000.00	$000.00	$000.00	$000.00
	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Loss on disposal of assets	$1,676	$255	$(1,421)	(84.8)%	0.8%	0.1%

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

Gain on bargain purchase

	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Gain on bargain purchase	$1,634	$—	$(1,634)	(100.0)%	0.8%	—%

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

Other income (expense), net

	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Interest income	$290	$183	$(107)	(36.9)%	0.1%	0.1%
Interest expense	$(20,079)	$(30,297)	$(10,218)	50.9%	(10.1)%	(14.7)%
Change in fair value of interest rate swaps	$(781)	$—	$781	(100.0)%	(0.4)%	—%
Other income (expense), net	$(88)	$(16)	$72	(81.8)%	—%	—%

Interest income of $0.2 million and $0.3 million for the year ended December 31, 2010 and 2009 was interest earned on excess cash. Interest expense increased due to the issuance of our 9 5/8% Notes in December 2009. The change in fair value of interest rate swaps represents the change in the fair market value of our swaps that were terminated in December 2009.

Provision for (benefit from) income taxes

	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$(4,210)	$2,695	$6,905	(164.0)%	(2.1)%	1.3%

In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $2.7 million for the year ended December 31, 2010 compared to a tax benefit of $4.2 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 57.7% for the year ended December 31, 2010 compared to 33.8% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Income (loss) from discontinued operations, net of tax

	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Income (loss) from discontinued operations, net of tax	$(83)	$(44)	$39	(47.0)%	—%	—%

The loss from discontinued operations of $44,000, net of taxes, for the year ended December 31, 2010, relates to the operating results of Samaritan Fundraising, which we ceased operating in December 2011. The loss from discontinued operations of $0.1 million, net of taxes, for the same period of the prior year relates to facility charges incurred on the Milwaukee property offset by a gain from recording fixed assets that had been abandoned and written-off at the Milwaukee facility and later placed back into service in other markets.

Net Income (loss)

	Year Ended December 31,
	2009	2010	Change $	Change %	2009	2010
	(Dollars in thousands)				% of Total Net Revenue
Net income (loss)	$(8,346)	$1,932	$10,278	(123.1)%	(4.2)%	0.9%

Net income increased $10.3 million due to a $29.0 million increase in our net operating income and a $0.8 million benefit from the change in fair value of the interest rate swaps offset by a $10.2 million increase in interest expense, $0.7 million increase in losses associated with the early redemption of $30.0 million of the 9 5/ 8% Notes, a $6.9 million increase in our tax provision and the prior year impact of the $1.6 million gain on bargain purchase of WZAB-AM, Miami, Florida.

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

Year ended December 31, 2011 compared to year ended December 31, 2010

STATION OPERATING INCOME. SOI decreased $1.3 million, or 2.0%, to $63.2 million for the year ended December 31, 2011 compared to $64.5 million for the same period of the prior year as a result of the changes in net broadcast revenue and broadcast operating expense explained above. As a percentage of net broadcast revenue, SOI decreased to 35.4% for the year ended December 31, 2011 from 36.9% for the same period of the prior year. On a same station basis, SOI decreased $0.8 million, or 1.2%, to $62.9 million for the year ended December 31, 2011 from $63.7 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 35.7% for the year ended December 31, 2011, compared to 37.3% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2010 and 2011:

	Year Ended December 31,
	2010	2011
	(Dollars in thousands)
Station operating income	$64,512	$63,249
Plus Internet revenue	20,104	27,304
Plus publishing revenue	11,421	12,131
Less Internet operating expenses	(16,722)	(20,889)
Less publishing operating expenses	(11,226)	(11,475)
Less corporate expenses	(16,613)	(17,503)
Less depreciation and amortization	(14,588)	(14,971)
Less gain (loss) on disposal of assets	(255)	4,153

Operating income from continuing operations	$36,633	$41,999

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

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our financial statements) for the year ended December 31, 2009 and 2010:

	Year Ended December 31,
	2009	2010
	(Dollars in thousands)
Station operating income	$63,949	$64,512
Plus Internet revenue	16,232	20,104
Plus publishing revenue	10,926	11,421
Less Internet operating expenses	(13,361)	(16,722)
Less publishing operating expenses	(10,237)	(11,226)
Less corporate expenses	(14,005)	(16,613)
Less depreciation and amortization	(15,120)	(14,588)
Less cost of denied tower site, abandoned projects and terminated transactions	(1111)	—
Less impairment of indefinite-lived intangible assets	(27,996)	—
Less gain (loss) on disposal of assets	(1,676)	(255)

Operating income from continuing operations	$7,601	$36,633

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

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our consolidated financial statements. For a more comprehensive list of our accounting policies, see Note 1, Significant Accounting Policies, accompanying the consolidated financial statements included in this annual report. Note 1 contains several other policies which are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. It is our policy generally to retain third-party appraisers to value radio stations, networks, Internet businesses or publishing properties. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports that assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition of these properties at the close of the transaction.

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

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Our customers principally include not-for-profit charitable organizations and commercial advertisers. Revenue from the sale of products and services are recognized when the products are shipped and the services are rendered. Revenues from the sale of advertising in our magazines are recognized upon publication. Revenue from the sale of subscriptions to our publications is recognized over the life of the subscription. Revenue from book sales are recorded when shipment occurs.

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events, or some combination thereof. The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when it is sold separately. The estimated selling price is the price that we would transact if the deliverable were sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The adoption of ASU No, 2009-13 did not change the units of accounting, how we allocate consideration to various units of accounting, or the timing of revenue recognition.

Barter Transactions

We may provide advertising time in exchange for certain products, supplies and services. The terms of the exchanges generally permit for the preemption of such broadcast time in favor of advertisers who purchase time on regular terms. We include the value of such exchanges in both net broadcasting revenues and broadcast operating expenses. The value recorded for barter revenues is based upon management’s estimate of the fair value of the products, supplies and services received.

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2009, 2010 and 2011 was approximately $5.0 million, $4.6 million and $5.2 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

Advertising by our Internet businesses exchanged for goods and or services are recognized as the advertisements are delivered at an amount equal to the estimated fair value of the goods or services received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in Internet revenue for the years ended December 31, 2009, 2010 and 2011 was approximately $72,000, $0.1 million and $0.1 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

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

Accounting for discontinued operations

We regularly review underperforming assets to determine if a sale might be a better way to monetize the assets. When a station, group of stations, or other asset groups are considered for sale, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” This pronouncement specifies that the operations and cash flow of the entity disposed of, or to be sold, have or will be eliminated from the ongoing operations as a result of the disposal and that we will not have significant continuing involvement in the operations after the disposal transaction. For our radio stations, we define a cluster as a group of radio stations operating in the same geographic market, sharing the same building, equipment, and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. General Managers are compensated based on the results of their cluster as a whole, not the results of any individual radio stations. We have determined that a radio market qualifies for a discontinued operation when management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), the sale is probable, and the sale will result in the exit of a particular geographic market.

During the 4th quarter of 2011, based on operating results that did not meet expectations, we ceased operating Samaritan Fundraising as of December 31, 2011. Samaritan Fundraising, reported in our Internet operations, was a web-based fundraising products company operating from a single facility in Fairfax, VA, under the control of one general manager. As a result of our decision to close operations, there will be no material cash flows associated with this entity and we will have no ongoing or further involvement in the operations of this entity. We have reported the operating results and net assets of this entity as a discontinued operation for all periods presented.

Goodwill and indefinite-lived intangible assets

Approximately 70% of our total assets as of December 31, 2011, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses are renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and business segments. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 8 to our Consolidated Financial Statements.

Broadcast licenses

The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. We apply the start-up income approach, which measures the expected future economic benefits that the broadcast licenses provide and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate. Impairment losses are recognized if the carrying amount exceeds the estimated fair value as determined by the start-up income approach.

The key estimates and assumptions used in the start-up income valuation of our broadcast segment for each testing period are as follows:

	December 31,
Broadcast Licenses	2009	2010	2011
Discount rate	9.5%	9.0%	9.0%
Operating profit margin ranges	0.3% - 36.5%	3.8% - 36.3%	3.8% - 38.0%
Long-term market revenue growth rate ranges	(3.0%) - 18.7%	0.25% - 3.5%	1.0% - 4.0%

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of our broadcasting licenses for each of our clusters.

	Geographic Clusters as of December 31, 2011 Percentage Range By Which Fair Value Exceeds Carrying Value

	≤ 10%	>10% to 25%	>25% to 75%	> than 75%
Number of market clusters	2	11	7	10
Broadcast license carrying value (in thousands)	$78,951	$183,696	$34,055	$74,718

	Geographic Clusters as of December 31, 2010 Percentage Range By Which Fair Value Exceeds Carrying Value

	≤ 10%	>10% to 25%	>25% to 75%	> than 75%
Number of market clusters	12	4	6	8
Broadcast license carrying value (in thousands)	$230,583	$47,331	$68,336	$32,112

	Geographic Clusters as of December 31, 2009 Percentage Range By Which Fair Value Exceeds Carrying Value

	≤ 10%	>10% to 25%	>25% to 75%	> than 75%
Number of market clusters	12	4	5	9
Broadcast license carrying value (in thousands)	$234,525	$47,196	$58,723	$34,873

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2010 and 2011. For the annual testing period ending December 31, 2009, we recognized a pre-tax impairment charge of $0.2 million associated with the value of broadcast licenses in the Detroit market.

Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our broadcast licenses for impairment in the second and third quarters of 2009. We recognized (1) pre-tax impairment charges during our September 30, 2009, interim review and valuation of $14.1 million associated with the value of broadcast licenses in the Cleveland, Atlanta, Detroit and Portland markets; and (2) pre-tax impairment charges recognized during our June 30, 2009 interim review and valuation of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets. The impairments recognized during 2009 were driven in part by declining revenues at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments were indicative of a trend in the broadcast industry and were not unique to the company.

Mastheads

Mastheads consist of the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We test the value of mastheads as a single combined publishing entity as our print magazines operate from one shared facility under one general manager with operating results and cash flows reported on a combined basis for all publications. We engaged Bond & Pecaro, an independent third-party appraisal firm, to perform an income-based approach to determine the estimated fair value of our mastheads. The income approach is based upon an estimated royalty stream that measures a cost savings to the business because it does not have to pay a royalty to use the owned trade name and content. The analysis assumes that the assets are employed by a typical market participant in their highest and best use. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of our mastheads, the key estimates and assumptions to which are as follows:

	December 31,
Mastheads	2009	2010	2011
Discount rate	9.5%	8.5%	8.5%
Projected revenue growth ranges	2.5%	2.0% - 2.5%	1.5% - 2.50%
Royalty growth rate	3.0%	3.0%	3.0%

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2009, 2010 and 2011. The estimated fair value exceeded the carrying value of our mastheads by 3.3% as of December 31, 2011.

Based on then deteriorating macro-economic factors, including declining magazine industry revenues throughout 2009, we tested our mastheads for impairment in the second quarter of 2009. For the interim testing period ended June 30, 2009, we recognized an impairment charge of $0.9 million associated with the value of mastheads in our publishing segment. The impairment recognized during 2009 was driven by negative revenue growth projections and a reduction in cash flows for magazine operations. The impairments were indicative of a trend in the publishing industry and were not unique to the company.

Goodwill—Broadcast

The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. We apply a market approach and an income approach to estimate the estimated fair value of each of our clusters when testing goodwill associated with our broadcast segment for impairment. Eight of our 30 market clusters and our networks have goodwill associated with them as of our annual testing period ending December 31, 2011. Seven of our thirty market clusters and our network had goodwill associated with them for our annual testing periods ending December 31, 2010 and 2009. The first step of our review compares the estimated fair value of each cluster to its carrying value including goodwill. Under the market approach, we apply a multiple of six to each clusters’ station operating income (“SOI”) to calculate the estimated fair value. As radio stations are typically sold on the basis of a multiple of SOI, typically in excess of eight, we believe that a benchmark of six is a conservative measure even in today’s market. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow analysis assumes that the broadcast licenses are hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable to the broadcast license.

The key estimates and assumptions used in the start-up income valuation of our broadcast units for each testing period are as follows:

	December 31,
Goodwill –Radio clusters	2009	2010	2011
Discount rate	9.5%	9.0%	9.0%
Operating profit margin ranges	0.3% - 36.5%	3.8% - 36.3%	3.8% - 38.0%
Long-term market revenue growth rate ranges	(3.0%)- 18.7%	0.25% - 3.5%	1.0% - 4.0%

If the carrying amount, including goodwill, exceeds the estimated fair value of the cluster, an indication exists that the amount of goodwill attributed to that cluster may be impaired. When we have indication of impairment, we perform a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of five of our clusters and our networks in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31, 2011
Enterprise Valuations	Networks	Radio Clusters
Discount rate	9.0%	9.0%
Operating profit margin ranges	(4.5%) - 10.0%	6.8% - 45.4%
Long-term revenue market growth rate ranges	1.5%	1.5% - 3.5%

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2011, 2010 and 2009. The estimated fair value of our networks exceeded the carrying value by 101.6%, 98.6% and 93.1% for each of the annual testing periods ending December 31, 2011, 2010 and 2009, respectively. The table below presents the percentage within a range by which the enterprise value exceeded the carrying value of each of our clusters, including goodwill.

	Geographic Clusters as of December 31, 2011
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	1	2	3	2
Enterprise carrying value (in thousands)	$9,877	$17,487	$68,506	$5,178

	Geographic Clusters as of December 31, 2010
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	2	—	2	3
Enterprise carrying value (in thousands)	$19,502	$—	$66,871	$7,295

	Geographic Clusters as of December 31, 2009
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	1	2	—	4
Enterprise carrying value (in thousands)	$9,782	$61,128	$—	$21,556

Based on then deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested the goodwill balance in our broadcast segment for impairment in the second quarter of 2009. We recognized pre-tax impairment charges during our June 30, 2009 interim review and valuation of $0.4 million associated with the value of goodwill in the Dallas markets. The impairments recognized during 2009 were driven in part by declining revenues at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments were indicative of a trend in the broadcast industry and were not unique to the company.

Goodwill—Internet & Publishing

The units of accounting we use to test goodwill in our Internet business include Townhall.com and Salem Web Network. The operating results for Salem Web Network reflect the operating results and cash flows for all of our Internet sites exclusive of Towhnhall.com. We also separate our publishing business into two accounting units. The first publishing accounting unit is the magazine unit, which operates and produces all publications from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. The second accounting unit is our book publishing division, Xulon Press, which also operates from a stand-alone facility, under one general manager who is responsible for the separately stated operating results and cash flows. Four of these accounting units have goodwill associated with them as our annual testing period.

We apply a market approach to estimate the fair value of each or our accounting units. Under the market approach, we apply a multiple of six to each accounting units’ operating income to estimate the fair value. We believe that a multiple of six is a conservative benchmark based on actual industry transactions. The first step of our review compares the estimated fair value of each accounting unit to its carrying value including goodwill. If the carrying amount, including goodwill, exceeds the estimated fair value of the unit, an indication exists that the amount of goodwill attributed to that unit may be impaired. When we have indication of impairment, we perform a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of one of our accounting units in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31,
Enterprise Valuations	2009	2010	2011
Discount rate	9.5%	8.5%	13.5%
Operating profit margin ranges	1.9% - 7.1%	2.0% - 8.4%	18.4% - 22.0%
Long-term revenue growth rate ranges	2.0%	2.0%	3.0%

The key assumptions in our third-party enterprise valuation varied from the testing period ending December 31, 2011 to the testing period ending December 31, 2010 due to the accounting units for which the enterprise valuations were performed. Due to the nature of the business, publishing varies greatly from our print magazines to our online print-on demand digital book publisher and our Internet businesses.

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2011, 2010 and 2009. The table below presents the percentage within a range by which the enterprise value exceeded the carrying value of our accounting units, including goodwill.

	Internet and Publishing Accounting units as of December 31, 2011
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	1	1	1	1
Enterprise carrying value (in thousands)	$1,123	$3,764	$22,757	$(46)

Based on then deteriorating macro-economic factors, including declining magazine industry revenue and a reduction in Internet company valuations throughout 2009, we tested the goodwill value in our Internet and publishing accounting units for impairment in the second quarter of 2009. For the interim testing period ended June 30, 2009, we recognized an impairment charge of $0.2 million associated with the value of goodwill in our publishing segment. The impairments recognized during 2009 were driven by negative revenue growth projections and a reduction in cash flows for magazine operations. The impairments were indicative of a trend in the publishing industry and were not unique to the company. Based on our review and analysis we determined that no impairment charges were necessary for goodwill associated with our Internet accounting units for the interim testing period ending June 30, 2009.

We believe we have made reasonable estimates and assumptions to calculate the estimated fair value of our indefinite-lived intangible assets, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings. Included in the $2.1 million accrual was $0.1 million in related interest, net of federal income tax benefits. During 2010, we recognized a net decrease of $0.1 million in liabilities and at December 31, 2010, had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations. During 2011, we recognized a net increase of $0.2 million in liabilities and at December 31, 2011, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits and $0.02 million for the related penalties recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2011
(Dollars in thousands)
Balance at January 1, 2011	$3,654
Additions based on tax positions related to the current year	326
Additions based on tax positions related to prior years	85
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(239)
Related interest and penalties, net of federal tax benefits	26

Balance as of December 31, 2011	$3,852

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of December 31, 2011 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

As a result of the adoption of the fair value provisions, we modified the assumptions used in measuring the fair value of our derivative positions. Specifically, we include the impact of our own credit risk on derivative liabilities measured at fair value as defined. Counterparty credit-risk adjustments are applied to derivatives, such as over-the-counter derivatives, where the base valuation uses market parameters based on LIBOR interest rate curves. Not all counterparties have the same credit risk as that implied by the relevant LIBOR curve, so it is necessary to consider the market value of the credit risk of the counterparty in order to estimate the fair value of such an item. Bilateral or “own” credit risk adjustments are applied to our own credit risk when valuing derivatives measured at fair value. Credit adjustments consider the estimated future cash flows between the company and its counterparties under the terms of the instruments and affect the credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability.

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

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which equity awards, including stock options and restricted stock may be granted to employees, consultants and non-employee members of the Board of the Directors of the company. A maximum of 3,100,000 shares are authorized under the Plan, of which 1,640,392 are outstanding and 655,228 are exercisable as of December 31, 2011.

We account for stock-based compensation under the provisions of FASB ASC Topic 718 “Compensation—Stock Compensation.” We record equity awards with stock-based compensation measured at the fair value of the award as of the grant date. We determine the fair value of our options using the Black-Scholes option-pricing model that requires the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The exercise price for options is equal to the closing market price of Salem Communications common stock as of the date of grant. We use the straight-line attribution method to recognize share-based compensation costs over the expected service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock awards, deferred tax assets for options and restricted stock awards with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU No. 2011-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which is intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASC No. 2011-08 will not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which is an update to ASC Topic 220, “Comprehensive Income”, eliminating the option to present other comprehensive income and its components in the statement of shareholders’ equity. We can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of ASC No. 2011-05 will not impact our financial position, results of operations, cash flows, or presentation thereof.

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

Cash Flows

Cash and cash equivalents decreased $0.7 million to $0.1 million as of December 31, 2011 compared to $0.8 million as of the same period of the prior year. Working capital decreased $12.7 million to $5.4 million as of December 31, 2011, compared to $18.1 million for the same period of the prior year.

The following events impacted our liquidity and capital resources during the year ended December 31, 2011:

•	Our net income from continuing operations increased $4.4 million to $6.4 million from $2.0 million for the prior year;

•	Consolidated net receivables increased $1.8 million to $31.0 million from $29.2 million as of the prior year;

•	Our Day’s Sales Outstanding “DSO” improved to 67 days as of December 31, 2011 compared to 69 days for the same period of the prior year;

•	Capital expenditures decreased $0.3 million to $7.5 million from $7.8 million for the prior year;

•	Cash paid for acquisitions increased $1.6 million to $9.2 million from $7.6 million for the prior year;

•	We redeemed $35.0 million of total principal on the 9 5/8% Notes at a price equal to 103% of face value, or $36.0 million in cash; and

•	We decreased the outstanding balance on our Revolver by $4.0 million, to $31.0 million as of December 31, 2011 compared to $35.0 million as of the same period of the prior year.

•	We borrowed $9.0 million under Affiliate Lines of Credit that bear simple interest at 5% to be repaid within three months, the proceeds of which were used to redeem principal on our 9 5/8% Notes.

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

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into the Revolver. We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allowed us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/ 8% Notes. The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.

On November 15, 2011, we completed the Second Amendment of our Revolver to among other things, (1) extend the maturity date from December 1, 2012 to December 1, 2014 (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which are being amortized over the remaining term of the credit agreement. The applicable interest rate on the amended credit agreement is LIBOR plus a spread of 3.0% per annum or the Base Rate plus a spread of 1.25% per annum, which is adjusted based on our leverage ratio. The applicable interest rate prior to the Second Amendment was LIBOR plus a spread of 3.5% per annum or the Base Rate plus a spread of 2.5% per annum. If an event of default occurs, the interest rate may increase by 2.0% per annum. Details of the adjustment to our interest rate based on our leverage ratio are as follows:

Consolidated Leverage Ratio	Base Rate	Eurodollar Rate Loans	Applicable Fee Rate
Less than 3.25 to 1.00	0.75%	2.25%	0.40%
Greater than or equal to 3.25 to 1.00 but less than 4.50 to 1.00	0.75%	2.50%	0.50%
Greater than or equal to 4.50 to 1.00 but less than 6.00 to 1.00	1.25%	3.00%	0.60%
Greater than or equal to 6.00 to 1.00	2.25%	3.50%	0.75%

We believe the borrowing capacity of the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements. The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At December 31, 2011, the blended interest rate on amounts outstanding under the Revolver was 3.29%.

During the year ended December 31, 2011, the amounts outstanding on our Revolver ranged from $12.0 million to $37.0 million. During the first quarter of 2011, cash flows from operations were used to pay down the Revolver to $13.0 million that was offset by a $6.0 million increase to fund the acquisition of WorshipHouse Media. During the second quarter of 2011, we increased the amount outstanding under the Revolver up to $18.6 million, of which $1.6 million was repaid as of the third quarter of 2011. The net increase in the Revolver during the second quarter of 2011 of $17.0 million was used to redeem $17.5 million of principal on the 9 5/8% Notes. During the third quarter of 2011, we increased the net amount due on the Revolver up to $35.5 million of which of which $5.0 million was repaid as of the end of the third quarter of 2011. The largest draw on the Revolver of $7.0 million during the third quarter of 2011 was used primarily toward the repurchase of $5.0 million of the 9 5/8% Notes. During the fourth quarter of 2011, the balance outstanding on our revolver increased by a net amount of $5.0 million with repayments on the Revolver generated from our operating cash flow. Increases during the fourth quarter of 2011 were used to redeem $12.5 million principal on the 9 5/8% Notes, interest due on our notes, and the acquisition of KTEK-AM in Alvin, Texas for $1.0 million in cash.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the credit agreement, restrict the ability of Salem and the guarantors (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of December 31, 2011, our leverage ratio was 5.13 to 1 and our interest coverage ratio was 1.97 to 1. We were and remain compliant with our debt covenants.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of the 9 5/ 8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. We are required to pay $28.9 million per year in interest on the 9 5/8% Notes. As of December 31, 2010 and 2011, accrued interest on 9 5/ 8% Notes was $1.2 million and $1.0 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the twelve months ended December 31, 2010 and 2011, approximately $0.2 million of the discount has been recognized as interest expense.

On December 12, 2011, we redeemed $12.5 million of our 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On September 6, 2011, we repurchased $5.0 million of our 9 5/8% Notes due 2016 for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issues costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 1, 2010	$17,500	$525	$105	$417
December 1, 2010	12,500	375	70	334
June 1, 2011	17,500	525	93	472
September 6, 2011	5,000	144	26	135
December 12, 2011	12,500	375	62	337

The carrying value of the 9 5/8% Notes was $268.5 million and $233.8 million at December 31, 2010 and December 31, 2011, respectively.

Affiliate Lines of Credit

On November 17, 2011, Salem entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million . The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding senior secured notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Affiliate Lines of Credit.

Prior Credit Facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), was the borrower under our prior credit facilities. The prior credit facilities included commitments of $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“Term Loan B”) and a $165.0 million term loan C facility (“Term Loan C”). On December 1, 2009, we used the proceeds of the 9 5/8% Notes, a portion of the Revolver, and approximately $27 million of cash on hand to fully repay amounts outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to fully repay all outstanding aggregate principal of $89.7 million on the 7 3/4% Notes. We recorded a loss of $1.7 million which included $1.1 million of unamortized bank loan fees on the prior credit facility, $0.1 million of unamortized bond issue costs on the 7 3/4% Notes and $0.4 million of legal and dealer fees associated with the calling of the 7 3/4% Notes and prior credit facility.

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

7 3/4% Notes

In December 2002, Salem Holding issued $100.0 million principal amount of 7 3/ 4% Notes. The indenture for the 7 3/4% Notes contained restrictive covenants that, among other things, limited the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Through the use of an unrestricted subsidiary, we repurchased $9.4 million of our 7 3/4% Notes for $4.7 million in December 2008. This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt. Through the use of an unrestricted subsidiary, we repurchased $1.0 million of our 7 3/4% Notes for $0.3 million in April 2009. This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt. As of September 30, 2009, there was $89.7 million aggregate principal amount of the 7 3 /4% Notes outstanding. Based on this principal amount, Salem Holding was required to pay $7.0 million per year in interest on the 7 3/4% Notes. As of December 1, 2009, we used the net proceeds from the offering of the 9 5/8% Notes, borrowings under the Revolver, and approximately $27 million of cash on hand to fund the payment of consideration and certain costs relating to the early settlement of the Tender Offer and consent solicitation with respect to the outstanding $89.7 million in aggregate principal amount of the 7 3/4% Notes. Accrued interest on the tendered 7 3/4% Notes was also paid. Since all outstanding 7 3/4% Notes were tendered, accepted for payment and cancelled, the indenture relating to the 7 3/4% Notes was discharged.

Summary of long-term debt obligations

Long-term debt consisted of the following at the balance sheet date indicated:

	As of December 31, 2010	As of December 31, 2011
	(Dollars in thousands)
Revolving credit facility under senior credit facility	$35,000	$31,000
9 5/8% senior secured second lien notes due 2016	268,479	233,846
Affiliate lines of credit	—	9,000
Capital leases and other loans	1,048	957

	$304,527	$274,803
Less current portion	(111)	(9,124)

	$304,416	$265,679

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2011:

•	Outstanding borrowings of $31.0 million under the Revolver, with interest payments equal to LIBOR plus 3.00% or at prime rate plus 1.25%;

•	$235.0 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•	Commitment fee of 0.6% on the unused portion of the Revolver.

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We have incurred significant impairment losses in prior periods with regard to our indefinite-lived intangible assets.

These losses, recognized during 2009, were attributable to the following variables used in our assumptions to calculate the estimated fair value of our broadcast licenses and goodwill balances:

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

These losses were also attributable to the following variables used in our assumptions to calculate the estimated fair value of our mastheads and goodwill associated with our publishing and Internet segment:

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

The valuation of intangible assets is subjective and based on estimates rather than precise calculations. The fair value measurements of our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material. Given the current economic environment and uncertainties that can negatively impact our business, there can be no assurance that our estimates and assumptions made for the purpose of our indefinite-lived intangible fair value estimates will prove to be accurate.

The impairment charges we have recognized are non-cash in nature and did violate covenants on our then existing credit facilities or Revolver. However, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010 and 2011, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

The company enters into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the estimated fair value of these arrangements is zero.

The following table summarizes our aggregate contractual obligations at December 31, 2011, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than One year	1-3 years	3-5 years	More Than 5 years
	(Dollars in thousands)
Long-term debt, including current portion	$273,846	$9,000	$31,000	$233,846	$—
Interest payments on long-term debt (1)	115,649	23,457	46,745	45,329	118
Capital lease obligations and other loans	957	124	199	143	491
Operating leases	62,947	9,744	17,635	13,225	22,343
On-Air Talent	4,881	2,567	2,296	18	—
Other Contracts (2)	8,589	2,751	5,838	—	—

Total contractual cash obligations	$466,869	$47,643	$103,713	$292,561	$22,952

(1)	Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2011 rates. Interest ultimately paid on these obligations may differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing. See Note 6 to the accompanying consolidated financial statements for further details.
(2)	Other contracts consist of purchase commitments and royalty agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salem Communications Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP

Los Angeles, California

March 9, 2012

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$828	$67
Restricted cash	100	110
Trade accounts receivable (less allowance for doubtful accounts of $10,026 in 2010 and $9,300 in 2011)	29,157	31,001
Other receivables	623	888
Prepaid expenses	3,314	3,395
Deferred income taxes	5,974	6,403
Assets of discontinued operations	962	102

Total current assets	40,958	41,966

Property, plant and equipment (net of accumulated depreciation of $117,211 in 2010 and $125,708 in 2011)	115,851	111,222
Broadcast licenses	378,362	371,420
Goodwill	18,108	20,092
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $20,430 in 2010 and $22,817 in 2011)	5,053	6,469
Deferred financing costs	7,349	5,489
Notes receivable (net of allowance of $289 in 2010 and $100 in 2011)	2,327	1,459
Other assets	4,517	1,232

Total assets	$574,486	$561,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961	$4,565
Accrued expenses	6,020	5,542
Accrued compensation and related expenses	7,730	8,431
Accrued interest	1,264	1,127
Deferred revenue	6,513	7,521
Income tax payable	210	205
Affiliate lines of credit	—	9,000
Current portion of long-term debt and capital lease obligations	111	124

Total current liabilities	22,809	36,515

Long-term debt and capital lease obligations, less current portion	304,416	265,679
Deferred income taxes	42,296	48,077
Deferred revenue	7,898	7,962
Other liabilities	663	29

Total liabilities	378,082	358,262

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,000,193 and 21,051,305 issued and 18,682,543 and 18,733,655 outstanding at December 31, 2010 and 2011, respectively	209	210
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2010 and 2011	56	56
Additional paid-in capital	230,947	231,972
Retained earnings (loss)	(802)	4,816
Treasury stock, at cost (2,317,650 shares at December 31, 2010 and 2011)	(34,006)	(34,006)

Total stockholders’ equity	196,404	203,048

Total liabilities and stockholders’ equity	$574,486	$561,310

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2009	2010	2011
Net broadcast revenue	$172,055	$174,933	$178,731
Net Internet revenue	16,232	20,104	27,304
Net publishing revenue	10,926	11,421	12,131

Total net revenue	199,213	206,458	218,166

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $1,246, $1,268 and $1,297 for the years ended December 31, 2009, 2010 and 2011, respectively, paid to related parties)	108,106	110,421	115,482
Internet operating expenses exclusive of depreciation and amortization shown below	13,361	16,722	20,889
Publishing operating expenses exclusive of depreciation and amortization shown below	10,237	11,226	11,475
Corporate expenses exclusive of depreciation and amortization shown below (including $135, $209 and $402 for the years ended December 31, 2009, 2010 and 2011, respectively, paid to related parties)	14,005	16,613	17,503
Depreciation (including $10,418, $1,709, $256 and $1,058 for the year ended December 31, 2009, respectively, for broadcast, Internet, publishing and corporate, including $9,391, $1,771, $263 and $1,145 for the year ended December 31, 2010, respectively, for broadcast, Internet, publishing and corporate, including $8,834, $2,139, $308 and $1,239 for the year ended December 31, 2011, respectively, for broadcast, Internet, publishing and corporate)	13,441	12,570	12,520
Amortization (including $45, $1,187, $437 and $10 for the year ended December 31, 2009, respectively, for broadcast, Internet, publishing and corporate, including $102, $1,637, $274 and $5 for the year ended December 31, 2010, respectively, for broadcast, Internet, publishing and corporate, including $136, $2,186, $127 and $2 for the year ended December 31, 2011, respectively, for broadcast, Internet, publishing and corporate)	1,679	2,018	2,451
Cost of denied tower site, abandoned projects and terminated transactions	1,111	—	—
Impairment of indefinite-lived intangible assets other than goodwill	27,409	—	—
Impairment of goodwill	587	—	—
(Gain) loss on disposal of assets	1,676	255	(4,153)

Total operating expenses	191,612	169,825	176,167

Operating income (loss) from continuing operations	7,601	36,633	41,999
Other income (expense):
Interest income	290	183	344
Interest expense	(20,079)	(30,297)	(27,665)
Change in fair value of interest rate swaps	(781)	—	—
Gain on bargain purchase	1,634	—	—
Gain (loss) on early retirement of long-term debt	(1,050)	(1,832)	(2,169)
Other income (expense), net	(88)	(16)	(40)

Income (loss) from continuing operations before income taxes	(12,473)	4,671	12,469
Provision for (benefit from) income taxes	(4,210)	2,695	6,110

Income (loss) from continuing operations	(8,263)	1,976	6,359
Loss from discontinued operations, net of tax	(83)	(44)	(741)

Net income (loss)	$(8,346)	$1,932	$5,618

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2009	2010	2011
Basic earnings per share data:
Earnings (loss) per share from continuing operations	$(0.35)	$0.08	$0.26
Earnings (loss) per share from discontinued operations	—	—	(0.03)
Basic earnings (loss) per share	(0.35)	0.08	0.23

Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$(0.35)	$0.08	$0.26
Earnings (loss) from discontinued operations	—	—	(0.03)
Diluted earnings (loss) per share	(0.35)	0.08	0.23

Basic weighted average shares outstanding	23,803,864	24,086,829	24,475,102

Diluted weighted average shares outstanding	23,803,864	24,653,465	24,683,644

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional	Retained		Accumulated Other
					Paid-In	Earnings	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Loss)	Stock	Income (Loss)	Total
Stockholders’ equity, December 31, 2008	20,437,742	204	5,553,696	56	228,251	10,452	(34,006)	(1,841)	203,116
Stock-based compensation	—	—	—	—	588	—	—	—	588
Change in fair value of interest rate swaps	—	—	—	—	—	—	—	482	482
Termination of interest rate swaps	—	—	—	—	—	—	—	1,359	1,359
Net loss	—	—	—	—	—	(8,346)	—	—	(8,346)

Stockholders’ equity, December 31, 2009	20,437,742	204	5,553,696	56	228,839	2,106	(34,006)	—	197,199

Stock-based compensation	—	—	—	—	1,437	—	—	—	1,437

Lapse of restricted shares	5,000	—	—	—	—	—	—	—	—

Options exercised	557,451	5	—	—	333	—	—	—	338
Tax benefit related to stock options exercised	—	—	—	—	338	—	—	—	338

Dividends	—	—	—	—	—	(4,840)	—		(4,840)

Net income	—	—	—	—	—	1,932	—	—	1,932

Stockholders’ equity, December 31, 2010	21,000,193	209	5,553,696	56	230,947	(802)	(34,006)	—	196,404

Stock-based compensation	—	—	—	—	950	—	—	—	950
Lapse of restricted shares	10,000	—	—	—	—	—	—	—	—

Options exercised	41,112	1	—	—	23	—	—	—	24

Tax benefit related to stock options exercised	—	—	—	—	52	—	—	—	52

Net income	—	—	—	—	—	5,618	—	—	5,618

Stockholders’ equity, December 31, 2011	21,051,305	210	5,553,696	56	231,972	4,816	(34,006)	—	203,048

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2010	2011
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(8,263)	$1,976	$6,359
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	588	1,437	950
Excess tax benefit from stock options exercised	—	(338)	(52)
Depreciation and amortization	15,120	14,588	14,971
Amortization of bond issue costs and bank loan fees	1,400	1,639	1,556
Amortization and accretion of financing items	21	189	186
Provision for bad debts	4,881	2,198	2,069
Deferred income taxes	(3,161)	2,387	5,404
Change in fair value of interest rate swaps	781	—	—
Cost of denied tower site, abandoned projects and terminated transactions	1,111	—	—
Impairment of indefinite-lived intangible assets other than goodwill	27,409	—	—
Impairment of goodwill	587	—	—
(Gain) loss on disposal of assets	1,676	255	(4,153)
Gain on bargain purchase	(1,634)	—	—
Loss on early retirement of debt	1,050	1,832	2,169
Non-cash interest charges related to interest rate swaps	1,841	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,618)	(4,407)	(633)
Prepaid expenses and other current assets	(430)	(175)	(81)
Accounts payable and accrued expenses	643	710	980
Deferred revenue	127	849	(616)
Other liabilities	(401)	(446)	2,601
Income taxes payable	(260)	123	(5)

Net cash provided by continuing operating activities	39,468	22,817	31,705

INVESTING ACTIVITIES
Capital expenditures	(3,731)	(7,819)	(7,522)
Deposits on radio station acquisitions and equipment	2,725	(193)	248
Purchases of broadcast assets and radio stations	(3,745)	(3,090)	(3,151)
Purchases of Internet businesses and assets	—	(4,470)	(6,000)
Proceeds from the disposal of assets	353	44	12,750
Deposit received on pending sale of broadcast business	—	1,000	—
Proceeds from eminent domain	—	996	—
Net cash outflows from related party residential purchase	—	(155)	—
Reimbursement of tower relocation costs	1,742	—	—
Other	(195)	(90)	(826)

Net cash used in investing activities of continuing operations	(2,851)	(13,777)	(4,501)

FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	(2,850)	(319)	(597)
Payments of bond issue costs	(7,163)	(681)	(43)
Payments of bond premium in connection with early redemption	—	(900)	(1,044)
Payments to terminate interest rate swap agreements	(8,679)	—	—
Payments to redeem 7 3/4% Notes	(89,945)	—	—
Payments to redeem 9 5/8% Notes	—	(30,000)	(35,000)
Proceeds from issuance 9 5/8% Notes, net of original issue discount	298,095	—	—
Proceeds from borrowings under credit facilities	15,000	54,000	108,400
Payments under credit facilities	(232,468)	(34,000)	(112,400)
Proceeds from Affiliate Lines of Credit	—	—	9,000
Proceeds from exercise of stock options	—	338	24
Excess tax benefit from stock options exercised	—	338	52
Payment of cash dividend on common stock	—	(4,840)	—

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2009	2010	2011
Payments on capital lease obligations and seller financed note	(1,371)	(86)	(116)
Restricted cash	(100)	—	(10)
Book overdraft	—	—	3,650

Net cash used in financing activities	(29,481)	(16,150)	(28,084)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(83)	(262)	(625)
Investing cash flows	—	(745)	744

Total cash inflows (outflows) from discontinued operations	(83)	(1,007)	119

Net increase (decrease) in cash and cash equivalents	7,053	(8,117)	(761)
Cash and cash equivalents at beginning of period	1,892	8,945	828

Cash and cash equivalents at end of period	$8,945	$828	$67

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	14,200	29,668	26,053
Income taxes	314	295	263
Non-cash investing and financing activities:
Trade revenue	5,076	4,773	5,352
Trade expense	4,585	4,514	4,680
Note receivable acquired in exchange for radio station	—	—	1,000
Assets acquired under capital leases	—	238	25

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Salem Communications Corporation (“Salem” “we” or the “company”) include the company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Description of Business

Salem is a domestic multi-media company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for audiences interested in Christian and conservative opinion content and complementary programming. Our primary business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 96 radio stations across the United States. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

We also operate Salem Web Network™ (“SWN”), our Internet businesses that provide Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Christianity.com, Crosswalk.com, BibleStudyTools.com, GodTube.com, Townhall.com®, HotAir.com, WorshipHouse Media.com and Jesus.org . SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates these Salem radio station websites as well as Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Consolidated Statements of Operations.

We also operate Salem Publishing™, that produces and distributes Christian and conservative opinion print magazines. Salem Publishing includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Consolidated Statements of Operations.

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

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Our customers principally include not-for-profit charitable organizations and commercial advertisers. Revenue from the sale of products and services are recognized when the products are shipped and the services are rendered. Revenues from the sale of advertising in our magazines are recognized upon publication. Revenue from the sale of subscriptions to our publications is recognized over the life of the subscription. Revenue from book sales are recorded when shipment occurs.

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

Barter Transactions

We may provide advertising time in exchange for certain products, supplies and services. The terms of the exchanges generally permit for the preemption of such broadcast time in favor of advertisers who purchase time on regular terms. We include the value of such exchanges in both net broadcasting revenues and broadcast operating expenses. The value recorded for barter revenues is based upon management’s estimate of the fair value of the products, supplies and services received.

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2009, 2010 and 2011 was approximately $5.0 million, $4.6 million and $5.2 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

Advertising by our Internet businesses exchanged for goods and or services are recognized as the advertisements are delivered at an amount equal to the estimated fair value of the goods or services received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in Internet revenue for the years ended December 31, 2009, 2010 and 2011 was approximately $72,000, $0.1 million and $0.1 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

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

Accounting for Acquisitions and Upgrades of Radio Station and Network Assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. It is our policy generally to retain third-party appraisers to value radio stations, networks, Internet or publishing properties. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports that assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition at the close of the transaction.

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

Accounting for Discontinued Operations

We regularly review underperforming assets to determine if a sale might be a better way to monetize the assets. When a station, group of stations, or other asset groups are considered for sale, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” This pronouncement specifies that the operations and cash flow of the entity disposed of, or to be sold, have or will be eliminated from the ongoing operations as a result of the disposal and that we will not have significant continuing involvement in the operations after the disposal transaction. For our radio stations, we define a cluster as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. General Managers are compensated based on the results of their cluster as a whole, not the results of any individual radio stations. We have determined that a radio market qualifies for a discontinued operation when management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), the sale is probable, and the sale will result in the exit of a particular geographic market.

Based on operating results that did not meet expectations, we ceased operating Samaritan Fundraising as of December 31, 2011. Samaritan Fundraising, previously included in our Internet operations, was a web-based fundraising products company that operated from a single facility in Fairfax, VA, under the control of one general manager. As a result of our decision to cease operations, the cash flows associated with this entity will cease and we will have no continuing involvement in the operations of the entity. We have reported the operating results and net assets of this entity as a discontinued operation for all periods presented.

The markets and entities that we have accounted for as a discontinued operation are explained in more fully in “Note 3 – Significant Transactions.”

Accounting for Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and building that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $26,000 and $0.1 million during the years ended December 31, 2010 and 2011, respectively. Repair and maintenance costs are charged to expense as incurred. Capital improvements are capitalized when they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and Production equipment	10 years
Computer software and website development costs	3 years
Record and tape libraries	5 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the cash flows estimated to be generated from these assets is less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment were made during the years ended December 31, 2009, 2010 and 2011.

Accounting for Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in FASB ASC Topic 350-40 “Internal-Use Software.” Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. Capitalized costs are generally amortized over the estimated useful life of three years. We capitalized $1.2 million, $2.7 million and $2.3 million during the years ended December 31, 2009, 2010 and 2011, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $1.3 million, $1.4 million and $1.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Accounting for Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $6.0 million, $8.6 million and $10.3 million for each of years ending December 31, 2009, 2010, and 2011, respectively.

Accounting for Amortizable Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Typically, intangible assets are acquired in conjunction with the acquisition of radio stations, Internet businesses and publishing entities. These intangibles are amortized using the straight-line method over the following estimated useful lives:

Category	Life
Customer lists and contracts	Lesser of 5 years or life of contract
Favorable and assigned leases	Life of the lease
Domain and brand names	5 years
Internally developed software	3 to 5 years
Customer relationships	1 to 3 years
Other amortizable intangible assets	5 to 10 years

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the years ended December 31, 2009, 2010 or 2011.

Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 70% of our total assets as of December 31, 2011, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 8 to our Consolidated Financial Statements. Please refer to “Note 2 – Impairment of Goodwill and Other Indefinite-Lived Intangible Assets” for a further discussion of our testing plan and impairments recognized.

Gain or Loss on Disposal of Assets

We record gains or losses on the disposal of assets equal to the proceeds, if any, compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “Non-Monetary Transactions.” For the year ended December 31, 2011, we recorded a gain on disposal of assets of $4.2 million that includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, offset by various fixed asset and equipment disposals. For the year ended December 31, 2010, we recorded a loss on disposal of assets of $0.3 million which includes a $0.2 million pre-tax loss pending the sale of WAMD-AM, Aberdeen, Maryland, that closed on March 1, 2011, a $0.2 million loss on a related party real estate transaction and $0.2 million of losses related to various other fixed assets and equipment disposals offset by a $0.3 million pre-tax gain associated with the seizure of our property by the Dallas County School District. For the year ended December 31, 2009, we recorded a loss on disposal of assets of $1.7 million that included the sale of radio station KPXI-FM, Tyler-Longview, Texas for $0.4 million resulting in a pre-tax loss of $1.6 million.

Leases

We lease various facilities including broadcast tower and transmitter sites. When we enter a lease agreement, we review the terms to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 “Leases.” Our current lease terms generally range from one to twenty-five years with rent expense recorded on a straight-line basis for financial reporting purposes. We also sublease towers that we own under various agreements with other broadcasters. Subleases generally cover a sixty-year term, over which time we recognize rental income on a straight-line basis. Deferred rent revenue was $4.8 million and $4.7 million at December 31, 2010 and 2011, respectively.

Leasehold Improvements

We may elect to construct or otherwise invest in leasehold improvements to properties. We capitalize the cost of the improvements that are then amortized over the shorter of the useful life of the improvement or the remaining lease term.

Deferred Financing Costs

Deferred financing costs consist of bond issue costs and bank loan fees. Bond issue costs represent costs incurred in conjunction with the issuance of the 9 5/ 8% Senior Secured Second Lien Notes on December 1, 2009 (“9 5/8% Notes”). The costs are being amortized over the term of the 9 5/ 8% Notes as an adjustment to interest expense. Bank loan fees represent costs incurred with the new

Senior Credit Facility, which is a revolving credit facility (“Revolver”) entered on December 1, 2009. The costs are being amortized over the three-year term of the Revolver as an adjustment to interest expense. During the year ended December 31, 2010, approximately $0.7 million of bond issue costs were written off in conjunction with the early redemption of $30.0 million of the 9 5/8% Notes. During the year ended December 31, 2011, approximately $0.1 million of bond issue costs were written off upon the calling and retirement of the 9 5/8% Notes. During the year ended December 31, 2009, approximately $0.1 million of bond issues costs were written off upon the calling and retirement of the 7  3/4% Notes. Also during the year ended December 31, 2009, bank loan fees associated with our prior credit facility of $1.1 million were written-off. Deferred financing costs consist of the following:

	As of December 31, 2010	As of December 31, 2011
	(Dollars in thousands)
Bond issue costs	$6,084	$4,219
Bank loan fees	1,265	1,270

	$7,349	$5,489

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated we may need to adjust our future reserves. Our self-insurance liability was $0.6 million at December 31, 2010 and 2011, respectively.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings. Included in the $2.1 million accrual was $0.1 million in related interest, net of federal income tax benefits. During 2010, we recognized a net decrease of $0.1 million in liabilities and at December 31, 2010, had $3.7 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.05 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations. During 2011, we recognized a net increase of $0.2 million in liabilities and at December 31, 2011, had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits and $0.02 million for the related penalties recorded in income tax expense on our Consolidated Statements of Operations.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2011
(Dollars in thousands)
Balance at January 1, 2011	$3,654
Additions based on tax positions related to the current year	326
Additions based on tax positions related to prior years	85
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(239)
Related interest and penalties, net of federal tax benefits	26

Balance as of December 31, 2011	$3,852

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.8 million as of December 31, 2011 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Comprehensive Loss

We recognized the gains and losses on the effective portion of our interest rate swap derivative instruments that were designated as, and qualified as, cash flow hedges as a component of Other Comprehensive Loss as defined by FASB ASC Topic 220 “Comprehensive Income.” As of October 1, 2008, we elected a one-month reset on our then outstanding Term Loan C rather than the three-month reset period. As our interest rate swap agreements contained a three-month reset period, the swaps were no longer effective and no longer qualified as cash flow hedges. As a result, changes in the fair value of our then existing swaps were reported in current period income rather than as a component of other comprehensive income.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,341,875, 1,151,998, and 1,640,392 shares of Class A common stock and unvested restricted stock shares of 5,000, 10,000 and zero were outstanding at December 31, 2009, 2010 and 2011. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. There were no dilutive shares for the year ended December 31, 2009. The number of anti-dilutive shares as of December 31, 2010 and 2011 was 360,164 and 183,384, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2009	2010	2011
Weighted average shares	23,803,864	24,086,829	24,475,102
Effect of dilutive securities - stock options	—	566,636	208,542

Weighted average shares adjusted for dilutive securities	23,803,864	24,653,465	24,683,644

Segments

We have historically had one reportable operating segment—radio broadcasting. The radio-broadcasting segment operates radio stations throughout the United States, various radio networks and our National sales group. Beginning with the first quarter of 2011, we separated our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segment is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouse Media on March 28, 2011, our Internet segment qualifies for disclosure as a reportable segment. All prior periods are updated to reflect the separation of these non-broadcast segments. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazine and Xulon Press, a print-on-demand book publisher. We present our segment operating results in Note 16.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2009, 2010 and 2011, 43.1%, 43.3% and 43.0% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 16.9% and 17.2%, respectively, of our total net advertising revenues for the year ended December 31, 2009, 15.8%, and 18.8%, respectively, of our total net advertising revenues for the year ended December 31, 2010 and 15.2% and 23.2% for the year ended December 31, 2011. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

Concentrations of Credit Risks

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include, but are not limited to: (1) asset impairments, including broadcasting licenses and goodwill; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements; and (9) contingency reserves. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the separation of our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segments is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouse Media as discussed in Note 3, our Internet segment qualifies for disclosure as a reportable segment. All prior periods are updated to reflect the separation of these non-broadcast segments. These reclassifications also include the accounting for discontinued operations as described in more detail in Note 3 to our consolidated financial statements.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU No. 2011-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which is intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASC No. 2011-08 will not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which is an update to ASC Topic 220, “Comprehensive Income”, eliminating the option to present other comprehensive income and its components in the statement of shareholders’ equity. We can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of ASC No. 2011-05 will not impact our financial position, results of operations, cash flows, or presentation thereof.

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

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. Approximately 70% of our total assets as of December 31, 2011, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses are renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. Based on deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our goodwill and other indefinite-lived intangible assets for impairment in the second, third and fourth quarters of 2009. During 2010 and 2011, we did not have indications of impairment at interim dates. We performed our annual tests in the fourth quarter of 2010 and 2011 that did not result in impairment charges.

We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 8 to our Consolidated Financial Statements.

Broadcast licenses

The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. We apply the start-up income approach, which measures the expected future economic benefits that the broadcast licenses provide and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate. Impairment losses are recognized if the carrying amount exceeds the estimated fair value as determined by the start-up income approach.

The key estimates and assumptions used in the start-up income valuation of our broadcast segment for each testing period are as follows:

	December 31,
Broadcast Licenses	2009	2010	2011
Discount rate	9.5%	9.0%	9.0%
Operating profit margin ranges	0.3% - 36.5%	3.8% - 36.3%	3.8% - 38.0%
Long-term market revenue growth rate ranges	(3.0%)- 18.7%	0.25% - 3.5%	1.0% - 4.0%

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of our broadcasting licenses for each of our clusters.

	Geographic Clusters as of December 31, 2011 Percentage Range By Which Fair Value Exceeds Carrying Value
	< 10%	>10% to 25%	>25% to 75%	> than 75%
Number of market clusters	2	11	7	10
Broadcast license carrying value (in thousands)	$78,951	$183,696	$34,055	$74,718

	Geographic Clusters as of December 31, 2010 Percentage Range By Which Fair Value Exceeds Carrying Value
	< 10%	>10% to 25%	>25% to 75%	> than 75%
Number of market clusters	12	4	6	8
Broadcast license carrying value (in thousands)	$230,583	$47,331	$68,336	$32,112

	Geographic Clusters as of December 31, 2009 Percentage Range By Which Fair Value Exceeds Carrying Value
	< 10%	>10% to 25%	>25% to 75%	> than 75%
Number of market clusters	12	4	5	9
Broadcast license carrying value (in thousands)	$234,525	$47,196	$58,723	$34,873

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2010 and 2011. For the annual testing period ending December 31, 2009, we recognized a pre-tax impairment charge of $0.2 million associated with the value of broadcast licenses in the Detroit market.

Based on then deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested our broadcast licenses for impairment in the second and third quarters of 2009. We recognized (1) pre-tax impairment charges during our September 30, 2009, interim review and valuation of $14.1 million associated with the value of broadcast licenses in the Cleveland, Atlanta, Detroit and Portland markets; and (2) pre-tax impairment charges recognized during our June 30, 2009 interim review and valuation of $12.1 million associated with the value of broadcast licenses in the Dallas and Portland markets. The impairments recognized during 2009 were driven in part by declining revenues at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments were indicative of a trend in the broadcast industry and were not unique to the company.

Mastheads

Mastheads consist of the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We test the value of mastheads as a single combined publishing entity as our print magazines operate from one shared facility under one general manager with operating results and cash flows reported on a combined basis for all publications. We engaged Bond & Pecaro, an independent third-party appraisal firm, to perform an income-based approach to determine the fair value of our mastheads. The income approach is based upon an estimated royalty stream that measures a cost savings to the business because it does not have to pay a royalty to use the owned trade name and content. The analysis assumes that the assets are employed by a typical market participant in their highest and best use. Under the income approach, we utilize a discounted cash flow method to calculate the fair value of our mastheads, the key estimates and assumptions to which are as follows:

	December 31,
Mastheads	2009	2010	2011
Discount rate	9.5%	8.5%	8.5%
Projected revenue growth ranges	2.5%	2.0% - 2.5%	1.5% - 2.50%
Royalty growth rate	3.0%	3.0%	3.0%

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2009, 2010 and 2011. The estimated fair value exceeded the carrying value of our mastheads by 3.3% as of December 31, 2011.

Based on then deteriorating macro-economic factors, including declining magazine industry revenues throughout 2009, we tested our mastheads for impairment in the second quarter of 2009. For the interim testing period ended June 30, 2009, we recognized an impairment charge of $0.9 million associated with the value of mastheads in our publishing segment. The impairments recognized during 2009 were driven by negative revenue growth projections and a reduction in cash flows for magazine operations. The impairments were indicative of a trend in the publishing industry and were not unique to the company.

Goodwill - Broadcast

The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. We apply a market approach and an income approach to estimate the fair value of each of our clusters when testing goodwill associated with our broadcast segment for impairment. Eight of our 30 market clusters and our networks have goodwill associated with them as of our annual testing period ending December 31, 2011. Seven of our thirty market clusters and our network had goodwill associated with them for our annual testing periods ending December 31, 2010 and 2009. The first step of our review compares the estimated fair value of each cluster to its carrying value including goodwill. Under the market approach, we apply a multiple of six to each clusters’ station operating income (“SOI”) to calculate the estimated fair value. As radio stations are typically sold on the basis of a multiple of SOI, typically in excess of eight, we believe that a benchmark of six is a conservative measure even in today’s market. Under the income approach, we utilize a discounted cash flow method to calculate the fair value of the accounting unit. The discounted cash flow analysis assumes that the broadcast licenses are hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable to the broadcast license.

The key estimates and assumptions used in the start-up income valuation of our broadcast units for each testing period are as follows:

	December 31,
Goodwill –Radio clusters	2009	2010	2011
Discount rate	9.5%	9.0%	9.0%
Operating profit margin ranges	0.3% - 36.5%	3.8% - 36.3%	3.8% - 38.0%
Long-term market revenue growth rate ranges	(3.0%) - 18.7%	0.25% - 3.5%	1.0% - 4.0%

If the carrying amount, including goodwill, exceeds the estimated fair value of the cluster, an indication exists that the amount of goodwill attributed to that cluster may be impaired. When we have indication of impairment, we perform a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of five of our clusters and our networks in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31, 2011
Enterprise Valuations	Networks	Radio Clusters
Discount rate	9.0%	9.0%
Operating profit margin ranges	(4.5%) - 10.0%	6.8% - 45.4%
Long-term revenue market growth rate ranges	1.5%	1.5% - 3.5%

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2011, 2010 and 2009. The estimated fair value of our networks exceeded the carrying value by 101.6%, 98.6% and 93.1% for each of the annual testing periods ending December 31, 2011, 2010 and 2009, respectively. The table below presents the percentage within a range by which the enterprise value exceeded the carrying value of each of our clusters, including goodwill.

	Geographic Clusters as of December 31, 2011
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	1	2	3	2
Enterprise carrying value (in thousands)	$9,877	$17,487	$68,506	$5,178

	Geographic Clusters as of December 31, 2010
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	2	—	2	3
Enterprise carrying value (in thousands)	$19,502	$—	$66,871	$7,295

	Geographic Clusters as of December 31, 2009
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	1	2	—	4
Enterprise carrying value (in thousands)	$9,782	$61,128	$—	$21,556

Based on than deteriorating macro-economic factors, including declining radio industry revenues throughout 2009 and a weakening in prevailing radio station transaction multiples, we tested the goodwill balance in our broadcast segment for impairment in the second quarter of 2009. We recognized pre-tax impairment charges during our June 30, 2009 interim review and valuation of $0.4 million associated with the value of goodwill in the Dallas markets. The impairments recognized during 2009 were driven in part by declining revenues at the industry and market levels, declining radio stations transaction multiples and a higher cost of capital. The impairments were indicative of a trend in the broadcast industry and were not unique to the company.

Goodwill – Internet & Publishing

The units of accounting we use to test goodwill in our Internet business include Townhall.com and Salem Web Network. The operating results for Salem Web Network reflect the operating results and cash flows for all of our Internet sites exclusive of Towhnhall.com. We also separate our publishing business into two accounting units. The first publishing accounting unit is the magazine unit, which operates and produces all publications from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. The second accounting unit is our book publishing division, Xulon Press, which also operates from a stand-alone facility, under one general manager who is responsible for the separately stated operating results and cash flows. Four of these accounting units have goodwill associated with them as our annual testing period.

We apply a market approach to estimate the fair value of each or our accounting units. Under the market approach, we apply a multiple of six to each accounting units’ operating income to estimate the fair value. We believe that a multiple of six is a conservative benchmark based on actual industry transactions. The first step of our review compares the estimated fair value of each accounting unit to its carrying value including goodwill. If the carrying amount, including goodwill, exceeds the estimated fair value of the unit, an indication exists that the amount of goodwill attributed to that unit may be impaired. When we have indication of impairment, we perform a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of one of our accounting units in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31,
Enterprise Valuations	2009	2010	2011
Discount rate	9.5%	8.5%	13.5%
Operating profit margin ranges	1.9% - 7.1%	2.0% - 8.4%	18.4% - 22.0%
Long-term revenue growth rate ranges	2.0%	2.0%	3.0%

The key assumptions in our third-party enterprise valuation varied from the testing period ending December 31, 2011 to the testing period ending December 31, 2010 due to the accounting units for which the enterprise valuations were performed. Due to the nature of the business, publishing varies greatly from our print magazines to our online print-on demand digital book publisher and our Internet businesses.

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2011, 2010 and 2009. The table below presents the percentage within a range by which the enterprise value exceeded the carrying value of our accounting units, including goodwill.

	Internet and Publishing Accounting units as of December 31, 2011 Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	1	1	1	1
Enterprise carrying value (in thousands)	$1,123	$3,764	$22,757	$(46)

Based on than deteriorating macro-economic factors, including declining magazine industry revenue and a reduction in Internet company valuations throughout 2009, we tested the goodwill value in our Internet and publishing accounting units for impairment in the second quarter of 2009. For the interim testing period ended June 30, 2009, we recognized an impairment charge of $0.2 million associated with the value of goodwill in our publishing segment. The impairments recognized during 2009 were driven by negative revenue growth projections and a reduction in cash flows for magazine operations. The impairments were indicative of a trend in the publishing industry and were not unique to the company. Based on our review and analysis we determined that no impairment charges were necessary for goodwill associated with our Internet accounting units for the interim testing period ending June 30, 2009.

We believe we have made reasonable estimates and assumptions to calculate the fair value of our indefinite-lived intangible assets, however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the fair value of our indefinite-lived intangible assets below the amounts reflected on our balance sheet, we may recognize future impairment charges, the amount of which may be material.

NOTE 3. SIGNIFICANT TRANSACTIONS

On December 21, 2011, we completed the acquisition of KTEK-AM in Houston, Texas for $2.6 million, which includes $1.0 million of cash and $1.6 million netted against the unpaid portion of our note receivable. We began operating the station on March 5, 2010, pursuant to a long-term Time Brokerage Agreement (“TBA”). The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date. We previously sold the assets of KTEK-AM on March 28, 2008 for $7.8 million, which included $4.5 million in cash and $3.3 million in notes receivable of which we collected $1.8 million. Our 2011 purchase was partially funded by the unpaid portion of the note of $1.5 million.

On December 12, 2011, we redeemed $12.5 million of our 9 5/ 8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On November 15, 2011, we completed the Second Amendment to our Senior Credit Facility, which is a revolving credit facility (“Revolver”) entered on December 1, 2009, to among other things: (1) extend the maturity date from December 1, 2012 to December 1, 2014 (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which are being amortized over the remaining term of the credit agreement. The applicable interest rate relating to the amended credit agreement is LIBOR plus a spread of 3.0% per annum or the Base Rate (as defined in the credit agreement) plus a spread of 1.25% per annum, which is adjusted based on our leverage ratio.

On November 17, 2011, Salem entered into lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors (the “Affiliate Lenders”). Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million (together, the “Affiliate Lines of Credit ”). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding senior secured notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Affiliate Lines of Credit.

On September 6, 2011, we repurchased $5.0 million of our 9 5/8% Notes due 2016 for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issues costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed $17.5 million of our 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

On March 28, 2011, we completed the acquisition of the Internet business, WorshipHouse Media, an on-line church media and video ministry website, for $6.0 million in cash. WorshipHouse Media offers users worship and small group resources, including movie illustrations, song tracks, worship backgrounds, small group video curriculum and worship software, to churches that may face budget, time and in-house talent constraints. The site also includes WorshipHouse Kids, which offers similar products designed to meet the needs of children’s ministry media in the church. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. The acquisition resulted in goodwill of $2.1 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

On March 14, 2011, we completed the acquisition of radio station WDDZ-AM, Pawtucket, Rhode Island, for $0.6 million in cash. We began operating the station as WBZS-AM upon the close of the transaction. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. On January 5, 2012, we entered into an APA to sell this radio station for $0.8 million.

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

On January 3, 2011, we began programming radio station KVCE-AM, Highland Park, Texas pursuant to a long-term TBA.

A summary of our business acquisitions for the year ended December 31, 2011, none of which were material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 21, 2011	KTEK-AM, Alvin Texas	$2,601
March 28, 2011	WorshipHouse Media	6,000
March 14, 2011	WBZS-AM, Pawtucket, Rhode Island	550

		$9,151

Under the acquisition method of accounting as specified in FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the transactions noted. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives as described in Note 1- Summary of our Significant Accounting Policies. Intangible assets are also recorded at their estimated fair value and amortized using the straight-line method over their estimated useful lives as described in Note 1- Summary of our Significant Accounting Policies. The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Internet Assets Acquired	Net Assets Acquired
			(Dollars in thousands)
Asset
Property and equipment	$1,018	$8	$1,026
Broadcast licenses	2,130	—	2,130
Goodwill	3	2,143	2,146
Customer lists and contracts	—	80	80
Domain and brand names	—	457	457
Internally developed software	—	311	311
Customer relationships	—	2,451	2,451
Other amortizable intangible assets	—	550	550

	$3,151	$6,000	$9,151

Pending Transactions:

On October 17, 2011, we entered an agreement acquire KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a Time Brokerage Agreement with the current owner on November 1, 2011. The transaction closed on January 13, 2012.

Discontinued Operations

In December 2011, we ceased operating Samaritan Fundraising based on operating results that did not meet our expectations. As of December 31, 2011, we have terminated all employees of this entity. The entity was eliminated from our ongoing operations and we will have no ongoing involvement in the operation. The Consolidated Balance Sheets and Statements of Operations for all periods presented are reclassified to reflect the operating results and net assets of this entity as a discontinued operation.

On July 31, 2008, we entered into an asset purchase agreement to sell radio station WRFD-AM in Columbus, Ohio for $4.0 million. As a result of the sale, we were to exit the Columbus, Ohio market. The Consolidated Balance Sheets and Statements of Operations for all periods presented are reclassified as of the date of the asset purchase agreement to reflect the operating results and net assets of this market as a discontinued operation through December 2009. The sale was expected to close in the fourth quarter of 2009. On December 30, 2009, the buyer of the radio station advised us that they would not be able to meet the terms of the asset purchase agreement. Because of the buyer terminating the agreement, we have reclassified the accompanying Consolidated Balance Sheets and Statements of Operations for all periods presented to reflect the operating results and net assets of this market in continuing operations. In January 2010, we collected a $0.2 million termination fee from the buyer pursuant to the asset purchase agreement.

The following table sets forth the components of income (loss) from discontinued operations as reclassified, net of tax, for the years ending:

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Net revenues	$(3)	$464	$1,950
Operating expenses	193	536	2,793

Operating loss	$(196)	$(72)	$(843)
Impairment of assets used in discontinued operations	—	—	(382)
Loss on sale of radio station assets	(11)	—	—

Loss from discontinued operations	$(207)	$(72)	$(1,225)
Benefit from income taxes	(124)	(28)	(484)

Loss from discontinued operations, net of tax	$(83)	$(44)	$(741)

A summary of our business acquisitions and asset purchases for the year ended December 31, 2010, none of which were material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
February 12, 2010	HotAir.com (business acquisition)	$2,000
June 8, 2010	GodTube.com (business acquisition)	2,500
August 3, 2010	WWRC-AM, Washington, D.C. (business acquisition)	3,090
September 1, 2010	Samaritan Fundraising (business acquisition)	800
Various	Purchase of various Internet domain names (asset purchases)	170

		$8,560

Under the acquisition method of accounting as specified in FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the transactions noted. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives as described in Note 1- Summary of our Significant Accounting Policies. Intangible assets are also recorded at their estimated fair value and amortized using the straight-line method over their estimated useful lives as described in Note 1- Summary of our Significant Accounting Policies. The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Internet Assets Acquired	Net Assets Acquired
			(Dollars in thousands)
Asset
Property and equipment	$71	88	$159
Broadcast licenses	2,948	—	2,948
Goodwill	4	720	724
Customer lists and contracts	—	1,834	1,834
Domain and brand names	—	2,097	2,097
Affiliate agreements	—	450	450
Other amortizable intangible assets	67	281	348
Liabilities
Contingent consideration arrangement	—	(200)	(200)

	$3,090	5,270	$8,360

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

On September 28, 2010, we received approximately $1.0 million as compensation for loss of our property rights under an Eminent Domain Petition from the Dallas Independent School District. We reduced the proceeds by the net book value of our property, which was not directly associated with the operations of radio station, KSKY-AM, Dallas, Texas, resulting in a pre-tax gain of $0.3 million. The property rights related to our back-up transmitter site. We do not expect the loss of these property rights to negatively affect our operations.

On September 1, 2010, we acquired Samaritan Fundraising, a web-based fundraising products company, for $0.6 million in cash plus $0.2 million contingent consideration payable in the future based on achieving certain revenue and profit goals as specified in the APA. The accompanying Consolidated Balance Sheets and Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. The acquisition resulted in goodwill of $0.3 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us. As discussed above, we ceased operating this entity on December 31, 2011. The Consolidated Balance Sheets and Statements of Operations for all periods presented are reclassified to reflect the operating results and net assets of this entity as a discontinued operation.

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

On June 1, 2010, we redeemed $17.5 million of the 9 5/ 8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.4 million of bond issues costs associated with the 9 5/8% Notes.

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

During the year ended December 31, 2009, we completed the following business acquisitions and asset purchases, none of which were material in aggregate or individually to our consolidated financial position as of the date of acquisition:

Acquisition Date	Description	Net Broadcast Assets Acquired
		(Dollars in thousands)
March 31, 2009	WAMD-AM, Aberdeen, Maryland (business acquisition)	$227
March 31, 2009	License upgrade for WNYM-AM New York, NY (asset purchase)	2,498
July 24, 2009	WZAB-AM, Miami, Florida (business acquisition)	1,020

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

Total Broadcast Assets Acquired
(Dollars in thousands)
Asset
Property and equipment	$213
FCC License	5,166

$5,379

On December 1, 2009, we entered into the Revolver and issued $300 million of 9 5/ 8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. The revolver includes a $5 million subfacility for standby letters of credit, a subfacility for swingline loans of up to $5 million and an optional $10 million incremental facility under which we may increase the commitments available, subject to the terms and conditions of the credit agreement relating to the Revolver (the “Credit Agreement”). The net proceeds from the 9 5/8% Notes of $291.7 million, borrowings under our Revolver of $15.0 million and cash on hand were used to repay and terminate Salem Holding’s then existing credit facilities which included the Term Loan B and Term Loan C and to repurchase all of the outstanding 7 3/4% Notes due 2010.

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

On June 1, 2009, we completed the sale of radio station KPXI-FM in Tyler-Longview, Texas for $0.4 million that resulted in a pre-tax loss of $1.6 million. The operating results of KPXI-FM are excluded from the Consolidated Statements of Operations as of the date of the sale.

On April 9, 2009, SIC purchased $1.0 million of Salem Holding’s 7 3/4% Notes for $0.3 million. Salem Holding agreed to cancel the outstanding promissory note in exchange for the cancellation by SIC of the 7  3/4% Notes. On a consolidated basis, the transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt.

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2010	2011
	(Dollars in thousands)
Land	$36,858	$37,107
Buildings	24,772	24,690
Office furnishings and equipment	36,950	37,523
Antennae, towers and transmitting equipment	74,518	73,517
Studio and production equipment	29,120	29,110
Computer software and website development costs	11,794	14,817
Record and tape libraries	65	65
Automobiles	1,004	1,031
Leasehold improvements	15,658	16,558
Construction-in-progress	2,323	2,512

	$233,062	$236,930
Less accumulated depreciation	(117,211)	(125,708)

	$115,851	$111,222

Depreciation expense was approximately $13.4 million, $12.6 million and $12.5 million for the years ended December 31, 2009, 2010, and 2011, respectively, which includes depreciation of $53,000 for each of the years ended December 31, 2009, 2010 and 2011 on a radio station tower that was valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $132,000, $185,000 and $238,000 at December 31, 2009, 2010 and 2011, respectively.

NOTE 5. AMORTIZABLE INANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2011
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$15,519	$(11,372)	$4,147
Domain and brand names	8,227	(6,436)	1,791
Favorable and assigned leases	1,649	(1,536)	113
Other amortizable intangible assets	3,891	(3,473)	418

	$29,286	$(22,817)	$6,469

	As of December 31, 2010
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$12,837	$(10,300)	$2,537
Domain and brand names	7,649	(5,490)	2,159
Favorable and assigned leases	1,649	(1,444)	205
Other amortizable intangible assets	3,348	(3,196)	152

	$25,483	$(20,430)	$5,053

Based on the amortizable intangible assets as of December 31, 2011, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2012	$2,009
2013	1,719
2014	1,415
2015	826
2016	252
Thereafter	248

Total	$6,469

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation entered into a Revolver. We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/8% Notes. The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.

On November 15, 2011, we completed the Second Amendment of our Revolver to among other things, (1) extend the maturity date from December 1, 2012 to December 1, 2014 (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which are being amortized over the remaining term of the agreement. The applicable interest rate relating to the amended credit agreement is LIBOR plus a spread of 3.0% per annum or the Base Rate plus a spread of 1.25% per annum, which is adjusted based on our leverage ratio. If an event of default occurs, the interest rate may increase by 2.0% per annum. Details of the change in our rate based on our leverage ratio are as follows:

Consolidated Leverage Ratio	Base Rate	Eurodollar Rate Loans	Applicable Fee Rate
Less than 3.25 to 1.00	0.75%	2.25%	0.40%
Greater than or equal to 3.25 to 1.00 but less than 4.50 to 1.00	0.75%	2.50%	0.50%
Greater than or equal to 4.50 to 1.00 but less than 6.00 to 1.00	1.25%	3.00%	0.60%
Greater than or equal to 6.00 to 1.00	2.25%	3.50%	0.75%

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At December 31, 2011, the blended interest rate on amounts outstanding under the Revolver was 3.29%. We believe that our borrowing capacity under the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 7.0 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of December 31, 2011, our leverage ratio was 5.13 to 1 and our interest coverage ratio was 1.97 to 1. We were in compliance with our debt covenants at December 31, 2011, and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/ 8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2010 and 2011, accrued interest on the 9 5/8% Notes was $1.2 million and $1.0 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each the twelve months ended December 31, 2010 and 2011, approximately $0.2 million of the discount has been recognized as interest expense.

On December 12, 2011, we redeemed $12.5 million of our 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On September 6, 2011, we repurchased $5.0 million of our 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issues costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issues costs associated with the 9 5/8% Notes.

Information regarding repurchased and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 1, 2010	$17,500	$525	$105	$417
December 1, 2010	12,500	375	70	334
June 1, 2011	17,500	525	93	472
September 6, 2011	5,000	144	26	135
December 12, 2011	12,500	375	62	337

The carrying value of the 9 5/8% Notes was $268.5 million and $233.8 million at December 31, 2010 and December 31, 2011, respectively.

Affiliate Lines of Credit

On November 17, 2011, Salem entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million (together, the “Affiliate Lines of Credit ”). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding senior secured notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to aboveplus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Affiliate Lines of Credit.

Prior Credit Facility

Our wholly-owned subsidiary, Salem Communications Holding Corporation (“Salem Holding”), was the borrower under our prior credit facilities. The prior credit facilities included a $75.0 million senior secured reducing revolving credit facility (“revolving credit facility”), a $75.0 million term loan B facility (“Term Loan B”) and a $165.0 million term loan C facility (“Term Loan C”). On December 1, 2009, we used the proceeds of the 9 5/8% Notes, a portion of the Revolver, and approximately $27 million of cash on hand to fully repay amounts outstanding under the Term Loan B of $71.2 million, the Term Loan C of $160.0 million, and to fully repay all outstanding aggregate principal of $89.7 million on the 7 3/4% Notes. We recorded a loss of $1.7 million which included $1.1 million of unamortized bank loan fees on the prior credit facility, $0.1 million of unamortized bond issue costs on the 7 3/4% Notes and $0.4 million of legal and dealer fees associated with the calling of the 7  3/4% Notes and prior credit facility.

Swingline Credit Facility

On June 1, 2005, we entered into an agreement for a swingline credit facility (“Swingline”) with a borrowing capacity of $5.0 million. The agreement was amended on June 1, 2009 and had a borrowing capacity of $4.3 million. The interest rate was the bank’s prime rate plus 0.75% per annum. As collateral for the Swingline, we pledged our corporate office building. We terminated the Swingline as of December 1, 2009.

7 3/4% Notes

In December 2002, Salem Holding issued $100.0 million principal amount of 7 3/ 4% Notes. The indenture for the 7 3/4% Notes contained restrictive covenants that, among other things, limited the incurrence of debt by Salem Holding and its subsidiaries, the payment of dividends, the use of proceeds of specified asset sales and transactions with affiliates. Through the use of an unrestricted subsidiary, we repurchased $9.4 million of our 7 3/4% Notes for $4.7 million in December 2008. This transaction resulted in a $4.7 million pre-tax gain on the early retirement of debt. Through the use of an unrestricted subsidiary, we repurchased $1.0 million of our 7 3/4% Notes for $0.3 million in April 2009. This transaction resulted in a $0.7 million pre-tax gain on the early retirement of debt. As of September 30, 2009, there was $89.7 million aggregate principal amount of the 7 3 /4% Notes outstanding. Based on this principal amount, Salem Holding was required to pay $7.0 million per year in interest on the 7 3/4% Notes. As of December 1, 2009, we used the net proceeds from the offering of the 9 5/8% Notes, borrowings under the Revolver, and approximately $27 million of cash on hand to fund the payment of consideration and certain costs relating to the early settlement of the Tender Offer and consent solicitation with respect to the outstanding $89.7 million in aggregate principal amount of the 7 3/4% Notes. Accrued interest on the tendered 7 3/4% Notes was also paid. Since all outstanding 7 3/4% Notes were tendered, accepted for payment and cancelled, the indenture relating to the 7 3/4% Notes was discharged.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2010	2011
	(Dollars in thousands)
Revolver under senior credit facility	$35,000	$31,000
9 5/8% senior secured second lien notes due 2016	268,479	233,846
Affiliate Lines of Credit	—	9,000
Capital leases and other loans	1,048	957

	304,527	274,803
Less current portion	(111)	(9,124)

	$304,416	$265,679

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2011:

•	Outstanding borrowings of $31.0 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 1.25%;

•	$235.0 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•	Commitment fee of 0.60% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various data processing equipment. The obligation recorded at December 31, 2010 and 2011 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2011 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2012	$9,124
2013	102
2014	31,097
2015	78
2016	233,911
Thereafter	491

$274,803

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

The fair value of our liabilities was impacted by our credit ratings as established by agencies such as Moody’s Investor Services (“Moody’s) and Standard & Poor’s (“S&P”). The estimated change in the fair value of these liabilities, including the credit risk and all other market variables, was a gain of $1.5 million for the period ended December 1, 2009. We settled our outstanding swap transactions on December 1, 2009 when we terminated our then existing bank credit facilities resulting in a loss of $2.3 million. The loss represents the difference in the discounted value estimated in accordance with FASB ASC Topic 820 and the actual amount the bank was willing to accept in an arm’s length transaction.

Interest Rate Caps

On October 18, 2006, we purchased two interest rate caps for $0.1 million to mitigate exposure to rising interest rates based on LIBOR. The first interest rate cap covers $50.0 million of borrowings under the credit facility for a three-year period. The second interest rate cap covers $50.0 million of borrowings under the credit facility for a four-year period. Both interest rate caps are at 7.25%. The caps do not qualify for hedge accounting and accordingly, all changes in fair value have been included as a component of interest expense. For the year ended December 31, 2009, interest expense of $350 was recorded related to our interest rate caps. The interest rate cap agreements were terminated in December 2009 in conjunction with the cancellation of the underlying debt under our prior credit facilities.

NOTE 9. INCOME TAXES

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following:

	December 31,
	2009	2010	2011
	(Dollars in thousands)
Current:
Federal	$(237)	$(4)	$(8)
State	293	286	282

	56	282	274

Deferred:
Federal	(3,038)	1,887	4,425
State	(1,228)	526	1,411

	(4,266)	2,413	5,836

Provision for (benefit from) income taxes	$(4,210)	$2,695	$6,110

Discontinued operations are reported net of the tax benefit of $0.1 million in 2009, $0.03 million in 2010 and $0.5 million in 2011.

The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2010	2011
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$5,928	$6,303
Net operating loss, AMT credit and other carryforwards	49,382	54,327
State taxes	100	100
Other	2,656	2,864

Total deferred tax assets	58,066	63,594
Valuation allowance for deferred tax assets	(2,644)	(2,798)

Net deferred tax assets	$55,422	$60,796

Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$9,138	$8,794
Excess of net book value of intangible assets for financial reporting purposes over tax basis	78,952	89,824
Unrecognized tax benefits	3,654	3,852

Total deferred tax liabilities	91,744	102,470

Net deferred tax liabilities	$(36,322)	$(41,674)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2010	2011
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$5,974	$6,403
Deferred income tax liability per balance sheet	(42,296)	(48,077)

	$(36,322)	$(41,674)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$(4,365)	$1,638	$4,364
Effect of state taxes, net of federal	(608)	525	1,102
Permanent items	1,316	174	696
ISO benefit	—	338	—
Other, net	(553)	20	(52)

Provision for (benefit from) income taxes	$(4,210)	$2,695	$6,110

At December 31, 2011, we had net operating loss carryforwards for federal income tax purposes of approximately $115.3 million that expire in 2020 through 2031 and for state income tax purposes of approximately $790.0 million that expire in years 2012 through 2031. For financial reporting purposes at December 31, 2011, we had a valuation allowance of $2.8 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards that may not be realized.

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $15.7 million, $15.4 million and $14.9 million in 2009, 2010 and 2011, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2012	$1,287	$8,458	$9,745
2013	1,205	8,001	9,206
2014	1,124	7,304	8,428
2015	1,124	6,580	7,704
2016	1,059	4,462	5,521
Thereafter	3,135	19,208	22,343

	$8,934	$54,013	$62,947

NOTE 11. STOCK OPTION PLAN

We have one stock option plan. The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the company to grant equity-based awards, including stock options and restricted share awards to employees, advisors and non-employee members of the Board of Directors to the company. A maximum of 3,100,000 shares are authorized under the Plan. Options generally vest over a four-year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the company. The Plan provides that the Board of Directors, or a committee appointed by the Board, have discretion, subject to certain limits, to modify the terms of outstanding options. We recognize non-cash stock-based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.”

The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$272	$947	$603
Restricted stock shares compensation expense included in corporate expenses	—	17	4
Stock option compensation expense included in broadcast operating expenses	220	380	281
Stock option compensation expense included in Internet operating expenses	69	79	52
Stock option compensation expense included in publishing operating expenses	27	14	10

Total stock-based compensation expense, pre-tax	$588	$1,437	$950

Tax benefit (expense) from stock-based compensation expense	208	(792)	(220)

Total stock-based compensation expense, net of tax	$796	$645	$730

Stock option and restricted stock grants

The Plan allows grants of equity-based awards, including stock options and restricted stock awards to employees, advisors and non-employee members of the Board of Directors of the company. The stock option exercise price is set at the closing price of the company’s common stock on the date of grant, and the related number of shares granted is fixed at that point in time. Eligible employees may receive stock options annually with the number of shares and type of instrument generally determined by the employee’s salary grade and performance level. Certain management and professional level employees may also receive a stock option grant upon commencement of employment. Non-employee directors of the company may receive restricted stock awards that vest one year from the date of issuance in addition to stock option awards that vest immediately. The Plan does not allow key employees and directors (restricted persons) to exercise options during pre-defined blackout periods. However, restricted persons may participate in 10b5-1 Plans that allow them to exercise options according to predefined criteria.

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the option. The expected dividend is zero, as the 2010 distribution was not expected to be recurring in nature. The expected term of each option is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Expected volatility	77.23%	94.26%	101.49%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	6.2	7.3	7.5
Risk-free interest rate	2.34%	3.11%	1.64%

Stock option information with respect to the company’s stock-based compensation plans during the three years ended December 31, 2011 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	562,175	$14.56	$9.11	4.0 years	$28
Granted	910,000	0.73	1.49		4,787
Exercised	—	—	—		—
Forfeited or expired	(130,300)	16.32	10.66		53

Outstanding at December 31, 2009	1,341,875	$5.01	$3.80	5.0 years	$4,762

Exercisable at December 31, 2009	304,688	$15.15	$9.18	2.9 years	$6

Outstanding at January 1, 2010	1,341,875	$5.01	$3.80	5.0 years	$4,762
Granted	430,500	5.20	4.32		—
Exercised	(557,451)	0.61	0.41		1,718
Forfeited or expired	(62,926)	11.88	8.79		—

Outstanding at December 31, 2010	1,151,998	$6.83	$5.36	5.0 years	$748

Exercisable at December 31, 2010	560,151	$8.79	$5.73	3.3 years	$554

Expected to Vest	561,959	$4.97	$5.01	6.5 years	$184

Outstanding at January 1, 2011	1,151,998	$6.83	$5.36	5.0 years	$748
Granted	630,000	2.43	2.05		116
Exercised	(41,112)	0.59	0.42		125
Forfeited or expired	(100,494)	11.47	7.72		22

Outstanding at December 31, 2011	1,640,392	$5.01	$4.07	5.2 years	$584

Exercisable at December 31, 2011	655,228	7.56	5.47	2.9 years	414

Expected to Vest	980,189	$3.31	$3.13	6.8 years	$170

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 30, 2011 of $2.57 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2009, 2010 and 2011 was $0.8 million, $1.1 million and $1.0 million, respectively.

The fair values of shares of restricted stock are determined based on the closing price of the company common stock on the grant dates. Information regarding the company’s restricted stock during the three years ended December 31, 2011 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2009	—	$—
Granted	5,000	0.36
Lapsed	—	—
Forfeited	—	—

Non-Vested at December 31, 2009	5,000	$0.36

Non-Vested at January 1, 2010	5,000	$0.36
Granted	10,000	2.03
Lapsed	(5,000)	0.36
Forfeited	—

Non-Vested at December 31, 2010	10,000	$2.03

Non-Vested at January 1, 2011	10,000	$2.03
Granted
Lapsed	(10,000)	2.03
Forfeited	—

Non-Vested at December 31, 2011	—	$—

As of December 31, 2011, there was $1.7 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Additional information regarding options outstanding as of December 31, 2011, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$ 0.36 - $ 3.00	840,229	6.2	$1.87	214,315	$0.64
$ 3.01 - $ 6.00	510,750	5.5	5.07	151,500	5.06
$ 6.01 - $ 9.00	1,500	3.4	7.99	1,500	7.99
$ 9.01 - $ 12.00	101,900	2.6	11.72	101,900	11.72
$ 12.01 - $ 15.00	119,762	1.9	13.88	119,762	13.88
$ 15.01 - $ 18.00	45,001	1.4	16.75	45,001	16.75
$ 18.01 - $ 21.00	13,875	1.9	18.89	13,875	18.89
$ 21.01 - $ 24.00	6,075	0.5	21.92	6,075	21.92
$ 24.01 - $ 25.50	1,300	1.2	24.78	1,300	24.78

$ 0.36 - $ 25.50	1,640,392			655,228

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

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2009, 2010 and 2011 amounted to $151,000, $156,000 and $160,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for 2009, 2010 and 2011 amounted to $1.2 million, $1.3 million and $1.3 million, respectively.

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

Affiliate Lines of Credit

On November 17, 2011, Salem entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million (together, the “Affiliate Lines of Credit ”). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding senior secured notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Affiliate Lines of Credit.

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

Truth For Life—Mr. Hinz, Mr. Riddle and Mrs. Weinberg

Truth For Life is a non-profit organization that is a customer of Salem Communications. During 2009, 2010 and 2011, Truth For Life paid the company approximately $2.0 million, $2.0 million and $1.9 million, respectively, for airtime on its stations. Mr. Hinz was an active member of the board of directors of Truth for Life during 2009 and through September 2010. Mr. Riddle joined the Truth for Life board in October 2010 and remains a member of this board. Mrs. Allyson Weinberg is the wife of Salem Communication’s director Dennis M. Weinberg. Mrs. Weinberg joined the board of Truth for Life in April 2011 and remains a member of this board.

Split-Dollar Life Insurance

The company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. During 2011, the then existing policies were cancelled and new policies were entered. The company is the owner of the policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value. The premiums were $230,000, for each of the years ended December 31, 2009 and 2010, and $990,000 for the year ended December 31, 2011. As of December 31, 2009, 2010, and 2011 we recorded net assets of $2.4 million, $2.8 million and $1.1 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company that is owned by Edward G. Atsinger III. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2009, 2010 and 2011 amounted to approximately $135,000, $209,000 and $402,000, respectively.

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

NOTE 13. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The plan previously allowed for a company match of 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. The company match was temporarily suspended in July 2008 as part of an extensive cost reduction program. The company match was reinstated effective January 1, 2012 under new terms that allow for a company match of 50% on the first 5% of the amounts contributed by each participant.

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

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.” As a result, $0.6 million, $1.4 million and $1.0 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2009, 2010, and 2011, respectively.

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the company on a quarterly basis.

	March 31		June 30		September 30		December 31
	2010	2011	2010	2011	2010	2011	2010	2011
	(Dollars in thousands, except per share data)
Total revenue	$48,324	$51,163	$53,123	$55,440	$51,305	$54,503	$53,706	$57,060
Operating income (loss)	8,098	11,918	10,088	9,920	8,188	9,286	10,259	10,875
Net income (loss) before discontinued operations	204	2,559	698	1,085	353	1,689	721	1,026
Net income	$204	$2,587	$698	$1,100	$343	$1,485	$687	$446
Basic earnings (loss) per share	$0.01	$0.10	$0.03	$0.04	$0.01	$0.07	$0.03	$0.04
Basic earnings (loss) per share from continuing operations	$0.01	$0.11	$0.03	$0.05	$0.01	$0.06	$0.03	$0.02
Diluted earnings (loss) per share	$0.01	$0.10	$0.03	$0.04	$0.01	$0.07	$0.03	$0.04
Diluted earnings (loss) per share from continuing operations	$0.01	$0.10	$0.03	$0.04	$0.01	$0.06	$0.03	$0.02
Weighted average shares outstanding – basic	23,724,192	24,520,858	23,819,158	24,279,251	24,357,042	24,546,056	24,446,924	24,554,245
Weighted average shares outstanding – diluted	24,441,944	24,759,253	24,542,417	24,491,530	24,822,412	24,746,164	24,807,088	24,737,629

NOTE 16. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments. We have historically had one reportable operating segment—radio broadcasting. Our radio broadcasting segment operates radio stations throughout the United States, as well as various radio networks and our National sales group. Beginning with the first quarter of 2011, we separated our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segment is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouse Media on March 28, 2011, our Internet segment meets the threshold for disclosure as a reportable segment. All prior periods have been updated to separate these non-broadcast segments. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazine and Xulon Press, a print-on-demand book publisher.

Management uses operating income before depreciation, amortization, impairments of indefinite-lived intangible assets, (gain) loss on disposal of assets, and costs of denied towers, abandoned projects and terminated transactions as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2011
Net revenue	$178,731	$27,304	$12,131	$—	$218,166
Operating expenses	115,482	20,889	11,475	17,503	165,349

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$63,249	$6,415	$656	$(17,503)	$52,817

Depreciation	8,834	2,139	308	1,239	12,520
Amortization	136	2,186	127	2	2,451
(Gain) loss on disposal of assets	(4,332)	(11)	23	167	(4,153)

Operating income (loss)	$58,611	$2,101	$198	$(18,911)	$41,999

Year Ended December 31, 2010
Net revenue	$174,933	$20,104	$11,421	$—	$206,458
Operating expenses	110,421	16,722	11,226	16,613	154,982

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$64,512	$3,382	$195	$(16,613)	$51,476

Depreciation	9,391	1,771	263	1,145	12,570
Amortization	102	1,637	274	5	2,018
(Gain) loss on disposal of assets	(10)	7	55	203	255

Operating income (loss)	$55,029	$(33)	$(397)	$(17,966)	$36,633

Year Ended December 31, 2009
Net revenue	$172,055	$16,232	$10,926	$—	$199,213
Operating expenses	108,106	13,361	10,237	14,005	145,709

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$63,949	$2,871	$689	$(14,005)	$53,504

Depreciation	10,418	1,709	256	1,058	13,441
Amortization	45	1,187	437	10	1,679
Costs of denied tower site, abandoned projects and terminated transactions	1,111	—	—	—	1,111
Impairment of indefinite-live intangible assets	26,837	—	1,159	—	27,996
(Gain) loss on disposal of assets	1,666	12	—	(2)	1,676

Operating income (loss)	$23,872	$(37)	$(1,163)	$(15,071)	$7,601

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2011
Total property, plant and equipment, net	$95,295	$5,752	$1,233	$8,942	$111,222
Goodwill	3,873	14,874	1,337	8	20,092
As of December 31, 2010
Total property, plant and equipment, net	$99,621	$5,501	$969	$9,760	$115,851
Goodwill	4,006	12,757	1,337	8	18,108

NOTE 17. SUBSEQUENT EVENTS

On January 5, 2012, we entered into an APA to sell radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million.

On January 13, 2012, we completed the acquisition of KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a Time Brokerage Agreement with the current owner on November 1, 2011.

On February 15, 2012, we entered into an APA to acquire radio station WKDL-AM in Warrenton, Virginia for $30,000.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. The initial quarterly cash dividend of $0.035 per share will be paid on March 30, 2012 to all common stockholders of record as of March 23, 2012. We anticipate paying the quarterly dividends in March, June, September and December of each year. Based on the number of shares currently outstanding we expect to pay a total annual dividend of $3.4 million.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2009, 2010 and 2011 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION

Schedule II – Valuation & Qualifying Accounts

(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Cost and Expense	Deductions Bad Debt Write-offs	Balance at End of Period
Year Ended December 31, 2009 Allowance for Doubtful Accounts	8,821	4,881	(3,399)	10,303
Year Ended December 31, 2010 Allowance for Doubtful Accounts	10,303	2,198	(2,475)	10,026
Year Ended December 31, 2011 Allowance for Doubtful Accounts	10,026	2,069	(2,795)	9,300

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1

3.02.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	000-26497	06/26/07	3.1

3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01

3.04.02	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation.	10-Q	000-26497	08/09/07	3.04.01

3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03

3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04

3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.06

3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 6/30/99	4.09

4.02	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02

4.03	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03

4.04	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01

4.05	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01

4.06	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28

4.07	Indenture, dated as of December 23, 2002, relating to the 7 3/4% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated	8-K	000-26497	12/23/02	4.10

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
4.08	Form of 7 3/4% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02

4.09	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02

4.10	Supplemental Indenture No. 1 to the 7 3/4% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22

4.11	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23

4.12	Supplemental Indenture No. 2 to the 7 3/4% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24

4.13	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25

4.14	Indenture, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.	8-K	000-26497	12/03/09	4.1

4.15	Form of 9.625% Senior Secured Second Lien Notes due 2016 (filed as part of Exhibit 4.21).	8-K	000-26497	12/03/09	4.2

4.16	Second Lien Security Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.	8-K	000-26497	12/03/09	4.3

4.17	Registration Rights Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Banc of America Securities LLC, as Representative of the Initial Purchasers.	8-K	000-26497	12/03/09	4.4

4.18	Third Supplemental Indenture, dated as of November 30, 2009, among Salem Communications Holding Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	000-26497	12/03/09	4.5

10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.01.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/26/07	10.2

10.01.03	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Edward G. Atsinger III	8-K	000-26497	6/8/10	99.1

10.01.04	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Edward G. Atsinger III	10-Q	000-26497	6/8/10	99.1

10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01

10.02.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/26/07	10.1

10.02.03	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Stuart W. Epperson	8-K	000-26497	2/22/10	99.1

10.02.04	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Stuart W. Epperson	10-Q	000-26497	2/22/10	99.1

10.02.05	Employment Agreement, dated July 1, 2011 between Salem Communications Holding Corporation and Stuart W. Epperson	8-K	000-26497	06/22/11	99.1

10.03.01	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Eric H. Halvorson.	8-K	000-26497	06/26/07	10.3

10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis	8-K/A	000-26497	05/25/05	99.1

10.04.02	Employment Agreement, effective as of July 1, 2007, between Salem Communications Holding Corporation and Joe D. Davis	8-K	000-26497	06/26/07	10.4

10.05.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1

10.05.02	Employment Agreement, effective as of September 15, 2008, between Salem Communications Holding Corporation and David A.R. Evans	8-K	000-26497	09/09/08	99.1

10.05.03	Employment Agreement, effective as of September 15, 2011, between Salem Communications Holding Corporation and David A.R. Evans	8-K	000-26497	06/22/11	99.2

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.06.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04

10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06

10.06.04	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08

10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02

10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12

10.06.08	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13

10.06.09	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15

10.06.10	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16

10.06.11	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02

10.06.12	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18

10.06.13	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.06.13.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017	10-K	000-26497	03/17/08	10.06.13.01

10.06.13.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017	10-K	000-26497	03/17/08	10.06.13.02

10.06.14	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20

10.06.15	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21

10.06.17	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23

10.06.18	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24

10.06.19	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25

10.06.20	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.20

10.06.21	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc.(KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.21

10.06.22	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.22

10.06.23	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.23

10.06.24	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.24

10.06.25	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.25

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.06.26	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.26

10.06.27	Lease Agreement, dated April 8, 2008, between Pennsylvania Media Associates, Inc. (WFIL-AM and WNTP-AM/Philadelphia, PA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.27

10.07.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.02

10.07.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.03

10.07.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.04

10.07.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida)	10-Q	000-26497	11/09/06	10.06.05

10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B

10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01

10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2

10.08.04.01	Amended and Restated 1999 Stock Incentive Plan as amended and restated through June 3, 2009.	8-K	000-26497	06/09/09	10.08.04.01

10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11). (7)	10-Q	000-26497	05/15/01	10.11

10.10.01	Employment Agreement dated January 1, 2008, between Salem Communications Holding Corporation and Evan D. Masyr	8-K	000-26497	12/19/07	99.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.11	Intercreditor Agreement dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto, Bank of America, N.A., as first lien agent and control agent and the Collateral Agent.	8-K	000-26497	12/03/09	10.1

10.12.01	Credit Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, as the borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and a Lender, the other Lenders party thereto, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, Barclays Capital and ING Capital LLC, as Joint Lead Arrangers, Barclays Capital, as Syndication Agent, and ING Capital LLC, as Documentation Agent.	8-K	000-26497	12/03/09	10.2

10.12.02	Amendment No. 1 and Waiver to Credit Agreement dated as of November 1, 2010, among Salem Communications Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender party thereto	8-K	000-26497	11/14/10	99.2

10.12.03	Second Amendment to the Credit Agreement dated as of November 15, 2011 by and between Salem Communications Corporation and Wells Fargo Bank, N.A.	8-K	000-26497	11/21/11	10.1

10.13	First Lien Security Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	12/03/09	10.3

10.14	Increase Joinder dated as of November 1, 2010 among Salem Communications Corporation, Wells Fargo Bank, National Association, the Guarantors party thereto, and Bank of America, N.A., as Administrative Agent	8-K	000-26497	11/4/10	99.1

10.15	Employment Agreement with Evan D. Masyr dated as of January 1, 2011	8-K	000-26497	12/13/10	99.1

10.16	Affiliate Line of Credit , dated as of November 17, 2011 between Salem Communications Corporation and Edward G. Atsinger III	—	—	—	—	X

10.17	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications Corporation and Stuart W. Epperson	—	—	—	—	X

10.18.01	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.18.02	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11

10.18.03	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12

10.18.04	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26

10.18.05	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13

10.18.06	Amendment #4, dated as of October 24, 2007, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	10/30/07	4.19

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.18.07	Amendment #5, dated as of March 11, 2009, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Sun Trust Bank, as Syndication Agent, Bank of America, N.A. (successor by merger to Fleet National Bank), as Documentation Agent, ING Capital, LLC, as Documentation Agent, The Bank of New York Mellon (formerly the Bank of New York), as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	03/12/09	99.1

16.01	Letter from Ernst & Young LLP regarding change in certifying accountant	8-K	000-26497	06/12/07	16.1

21.01	Subsidiaries of Salem Communications Corporation	—	—	—	—	X

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.3	Consent of Bond & Pecaro, Inc., dated March 9, 2011	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 9, 2012
	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer

March 9, 2012
	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III Edward G. Atsinger III	Chief Executive Officer (Principal Executive Officer)	March 9, 2012

/s/ EVAN D. MASYR Evan D. Masyr	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/s/ STUART W. EPPERSON Stuart W. Epperson	Chairman	March 9, 2012

/s/ DAVID DAVENPORT David Davenport	Director	March 9, 2012

/s/ ROLAND S. HINZ Roland S. Hinz	Director	March 9, 2012

/s/ JONATHAN VENVERLOH Jonathan Venverloh	Director	March 9, 2012

/s/ RICHARD A. RIDDLE Richard A. Riddle	Director	March 9, 2012

/s/ DENNIS M. WEINBERG Dennis M. Weinberg	Director	March 9, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.16	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications and Edward G. Atsinger III

10.17	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications and Stuart W. Epperson

21.01	Subsidiaries of Salem Communications Corporation.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.

23.3	Consent of Bond & Pecaro, Inc.

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.