Form 10-Q
period 2012-03-31
SALEM COMMUNICATIONS CORP /DE/
filed 2012-05-04
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2012
Common Stock, $0.01 par value per share	18,762,931 shares

Class B	Outstanding at May 2 2012
Common Stock, $0.01 par value per share	5,553,696 shares

SALEM COMMUNICATIONS CORPORATION

FORWARD-LOOKING STATEMENTS

From time to time, in both written reports (such as this report) and oral statements, Salem Communications Corporation, (“Salem” or the “company,” including references to Salem by “we,” “us” and “our”) makes “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements, as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the company’s current expectations and are based upon data available to the company at the time the statements are made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in Salem’s reports on Forms 10-K, 10-Q and 8-K filed with or furnished to the Securities and Exchange Commission. Forward-looking statements made in this report speak as of the date hereof. Except as required by law, the company undertakes no obligation to update or revise any forward-looking statements made in this report. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by Salem about its business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67	$312
Restricted cash	110	—
Trade accounts receivable (less allowance for doubtful accounts of $9,300 in 2011 and $9,141 in 2012)	31,001	30,502
Other receivables	888	850
Prepaid expenses	3,395	3,603
Deferred income taxes	6,403	6,812
Assets of discontinued operations	102	56

Total current assets	41,966	42,135

Notes receivable (less allowance for doubtful accounts of $100 in 2011 and $83 in 2012)	1,459	1,481
Property, plant and equipment (net of accumulated depreciation of $125,708 in 2011 and $128,337 in 2012)	111,222	111,761
Broadcast licenses	371,420	372,181
Goodwill	20,092	20,096
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $22,817 in 2011 and $23,405 in 2012)	6,469	5,881
Deferred financing costs	5,489	5,175
Other assets	1,232	1,269

Total assets	$561,310	$561,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,565	$4,121
Accrued expenses	5,542	5,191
Accrued compensation and related expenses	8,431	5,939
Accrued interest	1,127	6,743
Deferred revenue	7,521	8,077
Income tax payable	205	212
Lines of credit due to related parties	9,000	—
Current portion of long-term debt and capital lease obligations	124	128

Total current liabilities	36,515	30,411

Long-term debt and capital lease obligations, less current portion	265,679	271,001
Deferred income taxes	48,077	49,130
Deferred revenue	7,962	7,990
Other liabilities	29	29

Total liabilities	358,262	358,561

Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,051,305 and 21,069,038 issued and 18,733,655 and 18,751,388 outstanding at December 31, 2011 and March 31, 2012, respectively	210	210
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2011 and March 31, 2012	56	56
Additional paid-in capital	231,972	232,310
Retained earnings	4,816	4,809
Treasury stock, at cost (2,317,650 shares at December 31, 2011 and March 31, 2012)	(34,006)	(34,006)

Total stockholders’ equity	203,048	203,379

Total liabilities and stockholders’ equity	$561,310	$561,940

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Net broadcast revenue	$42,730	$43,957
Net Internet revenue	5,592	7,434
Net publishing revenue	2,841	2,893

Total revenue	51,163	54,284
Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $324 for the quarters ended March 31, 2011 and 2012, respectively, paid to related parties)	27,802	29,142
Internet operating expenses exclusive of depreciation and amortization shown below	4,836	5,924
Publishing operating expenses exclusive of depreciation and amortization shown below	2,880	2,971
Corporate expenses exclusive of depreciation and amortization shown below (including $156 and $52 for the quarters ended March 31, 2011 and 2012, respectively, paid to related parties)	4,551	4,867
Depreciation (including $2,278, $528, $66 and $310 related to broadcast, Internet, publishing and corporate, respectively, for the quarter ended March 31, 2011 and including $2,078, $569, $96 and $287 related to broadcast, Internet, publishing and corporate, respectively for the quarter ended March 31, 2012)	3,182	3,030
Amortization (including $31, $434, $54 and $0 related to broadcast, internet, publishing and corporate, respectively, for the quarter ended March 31, 2011 and including $35, $551, $2 and $1 related to broadcast, Internet, publishing and corporate, respectively for the quarter ended March 31, 2012)	519	589
Gain on disposal of assets	(4,525)	(169)

Total operating expenses	39,245	46,354

Operating income from continuing operations	11,918	7,930
Other income (expense):
Interest income	43	31
Interest expense	(7,235)	(6,396)
Other (income) expense, net	(11)	7

Income from continuing operations before income taxes	4,715	1,572
Provision for income taxes	2,156	687

Income from continuing operations	2,559	885
Income (loss) from discontinued operations, net of tax	28	(42)

Net income	$2,587	$843

Basic earnings per share data:
Earnings per share from continuing operations	$0.10	$0.04
Earnings (loss) per share from discontinued operations	—	—
Basic earnings per share	0.11	0.03
Diluted earnings per share data:
Earnings per share from continuing operations	$0.10	$0.04
Earnings (loss) per share from discontinued operations	—	—
Diluted earnings per share	0.10	0.03
Dividends per share	$—	$0.04
Basic weighted average shares outstanding	24,520,858	24,564,947

Diluted weighted average shares outstanding	24,759,253	24,753,671

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
OPERATING ACTIVITIES
Net income from continuing operations	$2,559	$885
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	306	327
Excess tax benefit from stock options exercised	(30)	—
Depreciation and amortization	3,701	3,619
Amortization of bond issue costs and bank loan fees	425	322
Amortization and accretion of financing items	48	45
Provision for bad debts	672	417
Deferred income taxes	1,891	644
Gain on disposal of assets	(4,525)	(169)
Changes in operating assets and liabilities:
Accounts receivable	1,983	1,964
Prepaid expenses and other current assets	(917)	(208)
Accounts payable and accrued expenses	4,123	3,761
Deferred revenue	(257)	(1,297)
Other liabilities	(74)	—
Income taxes payable	270	7

Net cash provided by operating activities	10,175	10,317
INVESTING ACTIVITIES
Capital expenditures	(2,412)	(2,761)
Deposits on radio station acquisitions and equipment	248	(30)
Release of restricted cash	—	110
Purchases of broadcast assets and radio stations	(550)	(2,150)
Purchases of Internet businesses and assets	(6,000)	—
Proceeds from the sale of assets	12,716	765
Other	(459)	(15)

Net cash provided by (used in) investing activities	3,543	(4,081)

FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	(50)	(8)
Payments of bond issue costs	(41)	—
Proceeds from borrowings under bank credit facilities	13,100	31,774
Payments under bank credit facilities	(29,100)	(26,464)
Payments under lines of credit due to related parties	—	(9,000)
Proceeds from exercise of stock options	19	11
Excess tax benefit from stock options exercised	30	—
Payments on capital lease obligations	(32)	(30)
Payment of cash dividend on common stock	—	(850)
Book overdraft	1,916	(1,428)

Net cash used in financing activities	(14,158)	(5,995)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(86)	4
Investing cash flows	(39)	—

Net cash inflows (outflows) from discontinued operations	(125)	4

Net decrease in cash and cash equivalents	(565)	245

Cash and cash equivalents at beginning of year	828	67

Cash and cash equivalents at end of period	$263	$312

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including $113 paid to related parties for the three months ending March 31, 2012	$354	$410
Income taxes	$13	$8
Non-cash investing and financing activities:
Trade revenue	$1,252	$1,047
Trade expense	$974	$1,114
Note receivable acquired in exchange for radio station	$1,000	$—
Assets acquired under capital leases	$5	$—

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements of Salem Communications Corporation (“Salem,” “we” or the “company”) include the company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Information with respect to the three months ended March 31, 2011 and 2012 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

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

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC Topic 810, Consolidation (“ASC 810”) which requires VIE’s to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

We may enter into Local Marketing Agreements (“LMA’s”) contemporaneously with entering an Asset Purchase Agreement (“APA”) to acquire or sell a radio station. We may also enter into Time Brokerage Agreements (“TBA’s”). Typically, both LMA’s and TBA’s are contractual agreements under which the station owner / licensee makes air-time available to a programmer / licensee in exchange for a fee and reimbursement of certain expenses. LMA’s and TBA’s are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

The requirements of ASC 810 may apply to entities under LMA’s or TBA’s, depending on the facts and circumstances related to each transaction. We did not consolidate any LMA’s or TBA’s under the guidance in ASC 810 as of March 31, 2012.

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

NOTE 2. RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the accounting for discontinued operations as described in more detail in Note 4 to our condensed consolidated financial statements and the separation as of March 2011 of our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this segment information is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouse Media in March 2011, our Internet segment qualified for disclosure as a reportable segment. All prior periods presented have been updated to reflect these reclassifications.

NOTE 3. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired. There were no indications of impairment present during the period ending March 31, 2012. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%.

NOTE 4. SIGNIFICANT TRANSACTIONS

On March 16, 2012, we completed the sale of radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million in cash. The sale resulted in a pre-tax gain of $0.2 million. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity through the date of the sale.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. The initial quarterly cash dividend of $0.9 million or $0.035 per share was paid on March 30, 2012 to all common stockholders of record as of March 23, 2012. We anticipate paying quarterly dividends in March, June, September and December of each year. Based on the number of shares currently outstanding we expect to pay total annual dividends of approximately $3.4 million.

On January 13, 2012, we completed the acquisition of KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a TBA with the current owner on November 1, 2011. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date

A summary of our business acquisitions and asset purchases for the three months ended March 31, 2012, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
January 13, 2012	KTNO-AM, Dallas, Texas	$2,150

		$2,150

Under the acquisition method of accounting as specified in FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the transactions noted. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Intangible assets are also recorded at their estimated fair value and amortized using the straight-line method over their estimated useful lives. The total acquisition consideration was allocated to the net assets acquired as follows:

Net Broadcast Assets Acquired
(Dollars in thousands)
Asset
Property and equipment	$1,242
Broadcast licenses	902
Goodwill	6

$2,150

Discontinued Operations:

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there will be no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The Condensed Consolidated Balance Sheets and Statements of Operations for all prior periods presented were reclassified to reflect the operating results and net assets of this entity as a discontinued operation. As of March 31, 2012, assets of discontinued operations consist of net receivables due to us from sales occurring prior to ceasing operations.

The following table sets forth the components of income (loss) from discontinued operations:

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Net revenues	$620	$(2)
Operating expenses	(576)	(68)

Operating income (loss)	$44	$(70)
Provision for (benefit from) income taxes	16	(28)

Income (loss) from discontinued operations, net of tax	$28	$(42)

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Stock option compensation expense included in Corporate expenses	$183	$207
Restricted stock shares compensation expense included in Corporate expenses	4	—
Stock option compensation expense included in Broadcast operating expenses	100	87
Stock option compensation expense included in Internet operating expenses	19	28
Stock option compensation expense included in Publishing operating expenses	—	5

Total stock-based compensation expense, pre-tax	$306	$327
Tax provision for stock-based compensation expense	(140)	(143)

Total stock-based compensation expense, net of tax	$166	$184

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

We use the Black-Scholes option valuation model to estimate the grant date fair value of stock options. The expected volatility reflects the consideration of the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the option. The expected dividend reflects the quarterly dividend authorized and declared on March 7, 2012 of $0.035 per share on Class A and Class B common stock. The expected term of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
Expected volatility	100.5%	102.4%
Expected dividends	0%	5.07%
Expected term (in years)	7.6	8.2
Risk-free interest rate	3.08%	1.66%

Stock option information with respect to the company’s stock-based compensation plans during the three months ended March 31, 2012 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,640,392	$5.01	$4.07	5.2 years	$584
Granted	626,000	2.74	1.51		1,234
Exercised	(17,733)	0.61	0.44		57
Forfeited or expired	(22,712)	13.26	7.08		3

Outstanding at March 31, 2012	2,225,947	4.32	3.34	5.9 years	3,598

Exercisable at March 31, 2012	734,249	7.11	5.25	3.1 year	882

Expected to Vest	1,416,367	2.93	2.38	7.4 years	2,741

The aggregate intrinsic value represents the difference between the company’s closing stock price on March 30, 2012 of $4.71 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the three months ended March 31, 2011 and 2012 was $0.7 million and $0.5 million, respectively.

As of March 31, 2012, there was $2.3 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. This cost is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends ASC Topic 820, “Fair Value Measurement”. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. Adoption of ASU No. 2011-04 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 7. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation-Stock Expense.” As a result, $0.3 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for each of the three months ended March 31, 2011 and 2012.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. The initial quarterly cash dividend of $0.9 million or $0.035 per share was paid on March 30, 2012 to all common stockholders of record as of March 23, 2012. We anticipate paying quarterly dividends in March, June, September and December of each year. Based on the number of shares currently outstanding we expect to pay total annual dividends of approximately $3.4 million.

NOTE 8. NOTES PAYABLE AND LONG-TERM DEBT

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation, entered into a Revolver. We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/8% Notes. The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.

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

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At March 31, 2012, the blended interest rate on amounts outstanding under the Revolver was 3.38%. We believe that our borrowing capacity under the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 6.25 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of March 31, 2012, our leverage ratio was 5.02 to 1 and our interest coverage ratio was 2.05 to 1. We were in compliance with our debt covenants at March 31, 2012, and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/ 8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2011 and March 31, 2012, accrued interest on the 9 5/8% Notes was $1.0 million and $6.7 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three months ended March 31, 2011 and 2012, approximately $48,000 and $45,000, respectively, of the discount has been recognized as interest expense.

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

The carrying value of the 9 5/8% Notes was $233.8 million and $233.9 million at December 31, 2011 and March 31, 2012, respectively.

Lines of Credit due to Related Parties

On November 17, 2011, Salem entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million (together, the “Affiliate Lines of Credit “). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Affiliate Lines of Credit. On March 1, 2012 we paid the outstanding balances under the Affiliate Lines of Credit of $9.0 million plus interest of $0.1 million.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2011	As of March 31, 2012
	(Dollars in thousands)
Revolver under senior credit facility	$31,000	$36,310
9 5/8% senior secured second lien notes due 2016	233,846	233,891
Lines of credit due to related parties	9,000	—
Capital leases and other loans	957	928

	274,803	271,129
Less current portion	(9,124)	(128)

	$265,679	$271,001

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of March 31, 2012:

•	Outstanding borrowings of $36.3 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•	$235.0 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%; and

•	Commitment fee of 0.60% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2011 and March 31, 2012 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at March 31, 2012 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended March 31,	(Dollars in thousands)
2013	$128
2014	36,406
2015	93
2016	70
2017	233,957
Thereafter	475

$271,129

NOTE 9. DEFERRED FINANCING COSTS

Deferred financing costs consist of bond issue costs and bank loan fees associated with the 95/8% Notes and our Revolver. The capitalized costs are being amortized over the debt term on a straight-line basis. Deferred financing costs consist of the following:

	As of December 31, 2011	As of March 31, 2012
	(Dollars in thousands)
Bond issue costs	$4,219	$4,005
Bank loan fees	1,270	1,170

	$5,489	$5,175

NOTE 10. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of March 31, 2012
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$15,519	$(11,670)	$3,849
Domain and brand names	8,227	(6,647)	1,580
Favorable and assigned leases	1,649	(1,559)	90
Other amortizable intangible assets	3,891	(3,529)	362

	$29,286	$(23,405)	$5,881

	As of December 31, 2011
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$15,519	$(11,372)	$4,147
Domain and brand names	8,227	(6,436)	1,791
Favorable and assigned leases	1,649	(1,536)	113
Other amortizable intangible assets	3,891	(3,473)	418

	$29,286	$(22,817)	$6,469

Based on the amortizable intangible assets as of March 31, 2012, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2012 (Apr – Dec)	$1,421
2013	1,719
2014	1,415
2015	826
2016	252
Thereafter	248

Total	$5,881

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

Options to purchase 1,137,911 and 2,225,947 shares of Class A common stock were outstanding at March 31, 2011 and 2012, respectively. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of March 31, 2011 and 2012, there were 238,395 and 188,724 dilutive shares, respectively.

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

As of March 31, 2012, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

NOTE 13. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.2 million and $0.03 million as of March 31, 2011 and 2012. At December 31, 2011, we had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0. 2 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $0. 1 million as of March 31, 2012 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2012
Net revenue	$43,957	$7,434	$2,893	$—	$54,284
Operating expenses	29,142	5,924	2,971	4,867	42,904

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$14,815	$1,510	$(78)	$(4,867)	$11,380

Depreciation	2,078	569	96	287	3,030
Amortization	35	551	2	1	589
(Gain) loss on disposal of assets	(179)	7	—	3	(169)

Operating income (loss) from continuing operations	$12,881	$383	$(176)	$(5,158)	$7,930

Three Months Ended March 31, 2011
Net revenue	$42,730	$5,592	$2,841	$—	$51,163
Operating expenses	27,802	4,836	2,880	4,551	40,069

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$14,928	$756	$(39)	$(4,551)	$11,094

Depreciation	2,278	528	66	310	3,182
Amortization	31	434	54	—	519
(Gain) loss on disposal of assets	(4,540)	15	—	—	(4,525)

Operating income (loss) from continuing operations	$17,159	$(221)	$(159)	$(4,861)	$11,918

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of March 31, 2012
Property, plant and equipment, net	$95,797	$5,925	$1,234	$8,805	$111,761
Broadcast licenses	372,181	—	—	—	372,181
Goodwill	3,877	14,874	1,337	8	20,096
Other indefinite-lived intangible assets	—	—	1,961	—	1,961
Amortizable intangible assets, net	176	5,684	17	4	5,881
As of December 31, 2011
Property, plant and equipment, net	$95,295	$5,752	$1,233	$8,942	$111,222
Broadcast licenses	371,420	—	—	—	371,420
Goodwill	3,873	14,874	1,337	8	20,092
Other indefinite-lived intangible assets	—	—	1,961	—	1,961
Amortizable intangible assets, net	211	6,235	19	4	6,469

NOTE 16. SUBSEQUENT EVENTS

On April 10, 2012, we completed the acquisition of radio station WKDL-AM in Warrenton, Virginia for $30,000. We began programming the station upon the close of the transaction.

On April 27, 2012, we received a non-binding commitment letter from First California Bank (“FCB”) (the “Letter”). Pursuant to the Letter, FCB has committed to provide an unsecured term credit facility in a principal amount of $10 million (the “FCB Facility”). FCB’s commitment to make the FCB Facility available to Salem is subject to the execution of a definitive loan agreement and other documentation acceptable to the FCB and its counsel.

        The proceeds of the FCB Facility may be used to repurchase a portion of Salem’s outstanding senior secured notes. Outstanding amounts under the FCB Facility will bear interest at a floating rate equal to Wall Street Journal (“WSJ”) Prime Rate plus 1.0% (adjusted when WSJ’s Prime Rate changes) with a minimum interest rate of 4.25%. Interest is payable monthly. In addition, the term of the FCB Facility will be twenty four months. Amounts borrowed under the FCB Facility may be repaid at Salem’s discretion without penalty or premium.

The indebtedness under the FCB Facility will be subordinated to the indebtedness under the existing Revolver. A separate subordination agreement is anticipated to be entered into among Wells Fargo, FCB and Salem and the description of terms herein is subject to such subordination agreement. The parties intend to execute definitive credit agreements reflecting the terms set forth in the Letter on or before May 31, 2012.

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

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. Quarterly revenue from the sale of block programming time does not tend to vary significantly because program rates are generally set annually and are recognized on a per program basis. We currently program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 25 News Talk stations, 11 Contemporary Christian Music stations, 10 Business format stations, and 6 Spanish-language Christian Teaching and Talk stations. The business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming.

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

OVERVIEW

Our radio-broadcasting segment derives revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

Our principal sources of broadcast revenue include:

•	the sale of block program time, both to national and local program producers;

•	the sale of advertising time on our radio stations, both to national and local advertisers;

•	the sale of advertising time on our national radio network; and

•	revenue derived from radio station sponsored events.

The rates we are able to charge for broadcast time and advertising time are dependent upon several factors, including:

•	audience share;

•	how well our stations perform for our clients;

•	the size of the market;

•	the general economic conditions in each market; and

•	supply and demand on both a local and national level.

Our principal sources of Internet revenue include:

•	the sale of Internet advertising;

•	the support and promotion to stream third-party content on our websites;

•	sales of software and support services; and

•	product sales and royalties for on-air host materials.

Our principal sources of publishing revenue include:

•	subscription fees for our magazines;

•	the sale of print magazine advertising;

•	fees from authors for book publishing; and

•	the sale of books.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following factors affected our results of operations and cash flows for the three months ended March 31, 2012 as compared to same period of the prior year:

Financing

•

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. The initial quarterly cash dividend of $0.035 per share will be paid on March 30, 2012 to all common stockholders of record as of March 23, 2012. We anticipate paying the quarterly dividends in March, June, September and December of each year. Based on the number of shares currently outstanding we expect to pay a total annual dividend of approximately $3.4 million.

Acquisitions

•

On January 13, 2012, we completed the acquisition of KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a Time Brokerage Agreement with the current owner on November 1, 2011.

Dispositions

•	On March 16, 2012, we completed the sale of radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million in cash. The sale resulted in a pre-tax gain of $0.2 million.

Net Broadcasting Revenue

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$42,730	$43,957	$1,227	2.9%	83.5%	81.0%
Same Station Net Broadcast Revenue	$42,244	$43,524	$1,280	3.0%

Net broadcast revenues increased due to overall improving economic conditions and a greater demand for radio advertising as compared to the prior year. Included in these results are a $0.8 million increase in block programming and a $0.2 million increase in political advertisements. These results reflect higher sales volume due to advertisers and programmers purchasing more air-time and the annual rate increase for block programming.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Three Months Ended March 31,
	2011		2012
	(Dollars in thousands)
Block program time:
National	$10,428	24.4%	$10,708	24.4%
Local	7,738	18.1%	8,239	18.7%

	18,166	42.5%	18,947	43.1%
Advertising:
National	2,932	6.9%	3,257	7.4%
Local	15,079	35.3%	14,554	33.1%

	18,011	42.2%	17,811	40.5%
Infomercials	1,577	3.7%	1,630	3.7%
Network	3,458	8.1%	3,831	8.7%
Other	1,518	3.5%	1,738	4.0%

Net broadcast revenue	$42,730	100.0%	$43,957	100.0%

Internet Revenue

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$5,592	$7,434	$1,842	32.9%	10.9%	13.7%

The increase in Internet revenues reflect growth from acquisitions and improving overall economic conditions with higher demand for banner advertisements across all of our web-based platforms. The increases are driven primarily by a higher sales volume and secondarily to higher rates charged to our customers. Banner advertisements, including those on our station websites, increased $1.0 million due to higher demand.

Publishing Revenue

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$2,841	$2,893	$52	1.8%	5.6%	5.3%

Publishing revenue increased from higher submission fees and book sales with Xulon Press that were partially offset by declines in subscription revenues from our print magazines as a result of a lower number of subscribers.

Broadcast Operating Expenses

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$27,802	$29,142	$1,340	4.8%	54.3%	53.7%
Same Station Net Broadcast Operating Expenses	$27,578	$28,756	$1,178	4.3%

Broadcast operating expenses increased due to higher expenses primarily associated with higher revenues, including a $0.6 million increase in personnel-related costs including commissions, a $0.3 million increase in advertising expenses, a $0.3 million increase in facility related costs, a $0.2 million increase in production and programming, a $0.1 million increase in music license fees, and a $0.1 million increase in professional services offset by a decrease in bad debt expense of $0.3 million.

Internet Operating Expenses

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$4,836	$5,924	$1,088	22.5%	9.5%	10.9%

Internet operating expenses increased due to higher variable expenses associated with higher revenues, including a $0.4 million increase in personnel-related costs including commissions and expense associated with acquisitions.

Publishing Operating Expenses

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$2,880	$2,971	$91	3.2%	5.6%	5.5%

Publishing operating expenses increased from Xulon Press, our digital book publishing service that incurred higher variable costs associated with revenue growth. These costs primarily include an increase of $0.1 million in personnel related costs including commissions.

Corporate Expenses

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$4,551	$4,867	$316	6.9%	8.9%	9.0%

Corporate expenses include shared general and administrative services. The increase over the same period of the prior year includes $0.2 million in personnel-related costs and a $0.1 million increase in accounting and public reporting costs.

Depreciation Expense

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,182	$3,030	$(152)	(4.8)%	6.2%	5.6%

Depreciation expense decreased due to reductions in capital expenditures and acquisition related activity, primarily in our broadcast operating segment.

Amortization Expense

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$519	$589	$70	13.5%	1.0%	1.1%

Amortization expense increased primarily due to the acquisitions of intangible assets from our 2010 acquisitions of HotAir.com and GodTube.com and our 2011 acquisition of WorshipHouse Media. These intangible assets include customer lists and domain names with useful lives of between one and five years.

Gain on disposal of assets

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Gain on disposal of assets	$(4,525)	$(169)	$4,356	(96.3)%	(8.8)%	(0.3)%

The net gain on disposal of assets for the three months ended March 31, 2012, includes a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island. The net gain on disposal of assets for the same period of the prior year includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, partially offset by various fixed asset and equipment disposals.

Other income (expense), net

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$43	$31	$(12)	(27.9)%	0.1%	0.1%
Interest Expense	(7,235)	(6,396)	(839)	(11.6)%	(14.1)%	(11.8)%
Other Income (Expense)	(11)	7	18	(163.6)%	—%	—%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on our 9 5/ 8% Notes, partially offset by higher interest on the outstanding balances on our Revolver. Other income and expense, net relates royalty income from real estate properties.

Provision for income taxes

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Provision for income taxes	$2,156	$687	$(1,469)	(68.1)%	4.2%	1.3%

In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.7 million for the three months ended March 31, 2012 compared to $2.2 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 43.7% for the three months ended March 31, 2012 compared to 45.7% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Income (loss) from discontinued operations, net of tax

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Income (loss) from discontinued operations, net of tax	$28	$(42)	$(70)	(251.3)%	0.1%	(0.1)%

The income (loss) from discontinued operations for the three months ended March 31, 2012 and 2011 relate to the operating results of Samaritan Fundraising that ceased operations in December 2011.

Net Income

	Three Months Ended March 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Income	$2,587	$843	$(1,744)	(67.4)%	5.1%	1.6%

Net income decreased due to a $4.0 million decrease in our net operating income due primarily to higher operating costs as discussed above, offset by a $0.8 million decrease in interest expense and a $1.5 million decrease in our tax provision.

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

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

STATION OPERATING INCOME. SOI decreased $0.1 million, or 0.8%, to $14.8 million for the three months ended March 31, 2012, compared to $14.9 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 33.7% for the three months ended March 31, 2012 from 34.9% for the same period of the prior year. On a same station basis, SOI increased $0.1 million, or 0.7%, to $14.8 million for the three months ended March 31, 2012 from $14.7 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 33.9% for the three months ended March 31, 2012 from 34.7% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the three months ending March 31, 2012 compared to the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(Dollars in thousands)
Station operating income	$14,928	$14,815
Plus Internet revenue	5,592	7,434
Plus publishing revenue	2,841	2,893
Less Internet operating expenses	(4,836)	(5,924)
Less publishing operating expenses	(2,880)	(2,971)
Less corporate expenses	(4,551)	(4,867)
Less depreciation and amortization	(3,701)	(3,619)
Less gain (loss) on disposal of assets	4,525	169

Operating income from continuing operations	$11,918	$7,930

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

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. It is our policy generally to retain third-party appraisers to value radio stations, networks, Internet and publishing properties. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports that assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition at the close of the transaction.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the three months ended March 31, 2011 and 2012 was approximately $1.2 million and $1.0 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

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

During the 4th quarter of 2011, based on operating results that did not meet expectations, we ceased operating Samaritan Fundraising as of December 31, 2011. Samaritan Fundraising, reported in our Internet operations, was a web-based fundraising products company operating from a single facility in Fairfax, VA, under the control of one general manager. As a result of our decision to close operations, there will be no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. We have reported the operating results and net assets of this entity as a discontinued operation for all prior periods presented.

Goodwill and other indefinite-lived intangible assets

Approximately 70% of our total assets as of March 31, 2012, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.2 million and $0.03 million as of March 31, 2011 and 2012. At December 31, 2011, we had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0. 2 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $0. 1 million as of March 31, 2012 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Please refer to “Note 12 Fair Value Accounting” for a further discussion.

Stock-Based compensation

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

Cash Flows

Cash and cash equivalents increased $0.2 million to $0.3 million as of March 31, 2012 compared to $0.1 million as of December 31, 2011. Working capital increased $1.5 million to $11.7 million as of March 31, 2012, compared to $10.2 million for the same period of the prior year.

The following events impacted our liquidity and capital resources during the three months ended March 31, 2012:

•	Capital expenditures increased $0.4 million to $2.8 million from $2.4 million for the prior year;

•	Our Day’s Sales Outstanding “DSO” improved to 66 days as of March 31, 2012 compared to 67 days for the same period of the prior year;

•	Cash paid for acquisitions decreased $4.5 million to $2.1 million from $6.6 million for the same period of the prior year;

•	Cash proceeds from the sale of assets decreased $11.9 million to $0.8 million compared to $12.7 million for the same period of the prior year;

•

We increased the outstanding balance on our Revolver by $5.3 million compared to a $16.0 million decrease in the same period of the prior year, primarily due to cash proceeds from the sale of assets; We repaid $9.0 million under Affiliate Lines of Credit; and

•	On March 30, 2012 we paid a cash dividend of $0.9 million or $0.035 per share to all common stockholders of record as of March 23, 2012.

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

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At March 31, 2012, the blended interest rate on amounts outstanding under the Revolver was 3.38%. We believe that our borrowing capacity under the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 6.25 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of March 31, 2012, our leverage ratio was 5.02 to 1 and our interest coverage ratio was 2.05 to 1. We were in compliance with our debt covenants at March 31, 2012, and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/ 8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2011 and March 31, 2012, accrued interest on the 9 5/8% Notes was $1.0 million and $6.7 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three months ended March 31, 2011 and 2012, approximately $48,000 and $45,000, respectively, of the discount has been recognized as interest expense.

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

The carrying value of the 9 5/8% Notes was $233.8 million and $233.9 million at December 31, 2011 and March 31, 2012, respectively.

Lines of Credit due to Related Parties

On November 17, 2011, Salem entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million (together, the “Affiliate Lines of Credit “). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Affiliate Lines of Credit. On March 1, 2012 we paid the outstanding balances under the Affiliate Lines of Credit of $9.0 million plus interest of $0.1 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have, from time to time, divested certain of our radio stations and assets. In connection with these divestitures, we often provide representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as environmental liabilities. We cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions.

We indemnify our directors and certain employees as permitted by law. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any losses associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain; however, such insurance may not cover any of, or may cover only a portion of, the amounts we may be required to pay. In addition, such insurance coverage could change in the future.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2012. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2102, we had no other off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

ITEM 1A. RISK FACTORS.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Salem Communications Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION

May 4, 2012

By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

May 4, 2012

By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Quarterly Report on Form 10Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Notes to the Condensed Consolidated Financial Statements.	—	—	—	—	X