Form 10-Q
period 2012-06-30
SALEM COMMUNICATIONS CORP /DE/
filed 2012-08-09
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 1, 2012
Common Stock, $0.01 par value per share	18,839,260 shares

Class B	Outstanding at August 1, 2012
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I – FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2011	June 30, 2012
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67	$299
Restricted cash	110	—
Trade accounts receivable (less allowance for doubtful accounts of $9,300 in 2011 and $8,687 in 2012)	31,001	32,189
Other receivables	888	126
Prepaid expenses	3,395	3,720
Deferred income taxes	6,403	9,797
Assets held for sale	—	2,900
Assets of discontinued operations	102	46

Total current assets	41,966	49,077

Notes receivable (less allowance for doubtful accounts of $100 in 2011 and $174 in 2012) less current portion	1,459	1,936
Property, plant and equipment (net of accumulated depreciation of $125,708 in 2011 and $131,009 in 2012)	111,222	102,341
Broadcast licenses	371,420	372,211
Goodwill	20,092	20,097
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $22,817 in 2011 and $23,948 in 2012)	6,469	5,436
Deferred financing costs	5,489	4,687
Other assets	1,232	1,554

Total assets	$561,310	$559,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,565	$4,399
Accrued expenses	5,542	5,233
Accrued compensation and related expenses	8,431	7,705
Accrued interest	1,127	1,113
Deferred revenue	7,521	7,987
Income tax payable	205	212
Subordinated debt due to related parties	9,000	9,000
Current portion of long-term debt and capital lease obligations	124	120

Total current liabilities	36,515	35,769

Long-term debt and capital lease obligations, less current portion	265,679	263,880
Deferred income taxes	48,077	50,430
Deferred revenue	7,962	8,040
Other liabilities	29	29

Total liabilities	358,262	358,148

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,051,305 and 21,151,910 issued and 18,733,655 and 18,834,260 outstanding at December 31, 2011 and June 30, 2012, respectively	210	211
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2011 and June 30, 2012	56	56
Additional paid-in capital	231,972	232,728
Retained earnings	4,816	2,163
Treasury stock, at cost (2,317,650 shares at December 31, 2011 and June 30, 2012)	(34,006)	(34,006)

Total stockholders’ equity	203,048	201,152

Total liabilities and stockholders’ equity	$561,310	$559,300

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Net broadcast revenue	$45,406	$46,372	$88,136	$90,329
Net Internet revenue	6,890	8,035	12,482	15,469
Net publishing revenue	3,144	3,219	5,985	6,112

Total revenue	55,440	57,626	106,603	111,910

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $324 and $335 for the three months ended June 30, 2011 and 2012, respectively, and $648 and $659 for the six months ended June 30, 2011 and 2012, respectively, paid to related parties)	29,054	30,519	56,856	59,661
Internet operating expenses exclusive of depreciation and amortization shown below	5,541	6,109	10,377	12,033
Publishing operating expenses exclusive of depreciation and amortization shown below	2,771	3,000	5,651	5,971
Corporate expenses exclusive of depreciation and amortization shown below (including $170 and $148 for the three months ended June 30, 2011 and 2012, and $326 and $200 for the six months ended June 30, 2011 and 2012, respectively, paid to related parties)	4,204	4,804	8,755	9,671
Depreciation	3,117	3,037	6,299	6,067
Amortization	683	542	1,202	1,131
Impairment of long-lived assets	—	5,608	—	5,608
(Gain) loss on disposal of assets	150	145	(4,375)	(24)

Total operating expenses	45,520	53,764	84,765	100,118

Operating income from continuing operations	9,920	3,862	21,838	11,792
Other income (expense):
Interest income	54	28	97	59
Interest expense including $39 and $114 respectively, for the three months ended June 30, 2012 paid to related parties.	(7,064)	(6,264)	(14,299)	(12,660)
Loss on early redemption of long-term debt	(1,090)	(893)	(1,090)	(893)
Other income (expense), net	(12)	4	(23)	11

Income (loss) from continuing operations before income taxes	1,808	(3,263)	6,523	(1,691)
Provision for (benefit from) income taxes	723	(1,484)	2,879	(797)

Income (loss) from continuing operations	1,085	(1,779)	3,644	(894)
Income (loss) from discontinued operations	15	(13)	43	(55)

Net income (loss)	$1,100	$(1,792)	$3,687	$(949)

Basic earnings per share data:
Earnings (loss) per share from continuing operations	$0.04	$(0.07)	$0.15	$(0.04)
Earnings (loss) per share from discontinued operations	—	—	—	—
Basic earnings (loss) per share	$0.05	$(0.07)	$0.15	$(0.04)
Diluted earnings per share data:
Earnings (loss) per share from continuing operations	$0.04	$(0.07)	$0.15	$(0.04)
Earnings (loss) per share from discontinued operations	—	—	—	—
Diluted earnings (loss) per share	$0.04	$(0.07)	$0.15	$(0.04)
Dividends per share	$—	$0.04	$—	$0.07
Basic weighted average shares outstanding	24,279,251	24,356,298	24,400,054	24,460,623

Diluted weighted average shares outstanding	24,491,530	24,356,298	24,625,391	24,460,623

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2012
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$3,644	$(894)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	481	696
Excess tax benefit from stock options exercised	(29)	—
Depreciation and amortization	7,502	7,198
Amortization of deferred financing costs	847	649
Amortization and accretion of financing items	94	90
Provision for bad debts	1,469	791
Deferred income taxes	2,769	(1,041)
Impairment of long-lived assets	—	5,608
(Gain) loss on disposal of assets	(4,375)	(24)
Loss on early redemption of long-term debt	1,090	893
Changes in operating assets and liabilities:
Accounts receivable	(292)	2,171
Prepaid expenses and other current assets	(637)	(325)
Accounts payable and accrued expenses	1,745	368
Deferred revenue	(749)	(3,443)
Other liabilities	2,799	—
Income taxes payable	(96)	7

Net cash provided by operating activities	16,262	12,744

INVESTING ACTIVITIES
Capital expenditures	(4,324)	(4,846)
Deposits on radio station acquisitions and equipment	248	(307)
Release of restricted cash	—	110
Purchases of broadcast assets and radio stations	(550)	(2,180)
Purchases of Internet businesses and assets	(6,000)	(165)
Proceeds from the disposal of assets	12,739	765
Other	(424)	(34)

Net cash provided by (used in) investing activities	1,689	(6,657)

FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	(52)	(134)
Payments of bond issue costs	(43)	—
Payment of bond premium in connection with early redemption	(525)	(525)
Payments to redeem 9 5/8% Notes	(17,500)	(17,500)
Proceeds from borrowings under bank credit facility and subordinated debt	39,700	77,429
Payments on bank credit facility	(38,700)	(61,842)
Proceeds from lines of credits due to related parties	—	9,000
Payments under lines of credits due to related parties	—	(9,000)
Proceeds from exercise of stock options	19	61
Excess tax benefit from stock options exercised	29	—
Payments on capital lease obligations	(60)	(61)
Payment of cash dividend on common stock	—	(1,704)
Book overdraft	—	(1,580)

Net cash used in financing activities	(17,132)	(5,856)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(189)	1
Investing cash flows	(88)	—

Net cash inflows (outflows) from discontinued operations	(277)	1

Net increase in cash and cash equivalents	542	232

Cash and cash equivalents at beginning of year	828	67

Cash and cash equivalents at end of period	$1,370	$299

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including $113 paid to related parties during the six months ending June 30, 2012	$13,497	$11,937
Income taxes	$233	$206
Non-cash investing and financing activities:
Trade Revenue	$2,649	$2,578
Trade Expense	$2,105	$2,590
Note receivable acquired in exchange for radio station	$1,000	$—
Assets acquired under capital leases	$25	$—

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

Information with respect to the three and six months ended June 30, 2011 and 2012 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multi-media company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for audiences interested in Christian and conservative opinion content and complementary programming. Our primary business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 97 radio stations across the United States. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

We also operate Salem Web Network™ (“SWN”), our Internet businesses which provide Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Christianity.com, Crosswalk.com, BibleStudyTools.com, GodTube.com, Townhall.com®, HotAir.com, WorshipHouseMedia.com and Jesus.org. SWN’s content is accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates these Salem radio station websites as well as Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Condensed Consolidated Statements of Operations.

We also operate Salem Publishing™, which produces and distributes Christian and conservative opinion print magazines. Salem Publishing includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Condensed Consolidated Statements of Operations.

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

The requirements of ASC 810 may apply to entities under LMA’s or TBA’s, depending on the facts and circumstances related to each transaction. We did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in ASC 810 as of June 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include, but are not limited to: (1) asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements; and (9) contingency reserves. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

NOTE 2. RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the accounting for discontinued operations as described in more detail in Note 5 to our condensed consolidated financial statements.

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

Due to actual operating results that did not meet or exceed our expectations and assumptions used in prior valuations, we performed an interim valuation of mastheads as of June 30, 2012.

Mastheads

Mastheads consist of the graphic elements that identify our publications to readers and advertisers. These include customized typeset page headers, section headers, and column graphics as well as other name and identity stylized elements within the body of each publication. We test the value of mastheads as a single combined publishing entity as our print magazines operate from one shared facility under one general manager with operating results and cash flows reported on a combined basis for all publications. This is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to perform an income-based approach to determine the estimated fair value of our mastheads. The income approach is based upon an estimated royalty stream that measures a cost savings to the business because it does not have to pay a royalty to use the owned trade name and content. The analysis assumes that the assets are employed by a typical market participant in their highest and best use. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of our mastheads, the key estimates and assumptions to which are as follows:

Mastheads	December 31, 2011	June 30, 2012
Discount rate	8.5%	8.5%
Projected revenue growth ranges	1.5% - 2.50%	1.5% - 2.50%
Royalty growth rate	3.0%	3.0%

Based on our review and analysis we determined that no impairment charges were necessary for mastheads as of the interim testing period ending June 31, 2012. The estimated fair value exceeded the carrying value of our mastheads by 1.7% as of June 30, 2012.

Goodwill – Publishing

Our publishing segment consists of two accounting units for goodwill testing. The first publishing accounting unit is the magazine unit, which operates and produces all publications from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. The second accounting unit is our book publishing division, Xulon Press, which also operates from a stand-alone facility, under one general manager who is responsible for the separately stated operating results and cash flows. These are the lowest levels for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. During the period ending June 30, 2012, we performed an interim review and valuation of goodwill in our magazine unit.

Our review consisted of a qualitative assessment of the circumstances to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Our assessment included reviews of the actual operating results for our magazine publishing unit compared to our projections and compared to growth rates and estimates used in prior period valuations. Based on our review, we performed additional analysis to estimate the fair value of the reporting unit for comparison to the carrying amount.

We engaged Bond & Pecaro to determine the enterprise value of our magazine business in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

Enterprise Valuations	June 30, 2012
Discount rate	8.5%
Operating profit margin ranges	1.4% - 7.5%
Long-term revenue growth rate ranges	1.5%

Based on our analysis we determined that no impairment charge was necessary as of the interim testing period ending June 30, 2012. The table below presents the percentage within a range by which the enterprise value exceeded the carrying value of our accounting units, including goodwill.

Publishing Accounting units as of June 30, 2012 Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	—	—	—	-1-
Enterprise carrying value (in thousands)	$—	$—	$—	$-962-

There were no indications of impairment during the period ending June 30, 2012 for our broadcast licenses or Internet entities. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%.

NOTE 4. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

During June 2012, based on changes in managements’ intended use of land in Covina, CA we reclassified the land from our broadcast segment to assets held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We estimated the fair value of the land based on our estimated future cash flows expected from the sale of the land to a willing party less our estimated closing costs. As a result of our analysis, we recorded an impairment charge of $5.6 million associated with the land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using
		(Dollars in thousands)
Description	As of June 30, 2012	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$2,900			$2,900	$5,608

NOTE 5. SIGNIFICANT TRANSACTIONS

On June 1, 2012, we redeemed $17.5 million of our 9 5/8% senior secured second lien notes (“9 5/8% Notes”) for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On May 29, 2012, we acquired an FM translator and related construction permits for $0.3 million that will be used in our Detroit market.

On May 15, 2012, we purchased Churchangel.com and rchurch.com for $0.2 million. These Internet sites are operated under SWN to enhance and build our relationships with local churches and pastors.

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

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.9 million and $0.9 million or $0.035 per share, were paid on March 31, 2012 and June 29, 2012, respectively, to all common stockholders of record as of indicated date. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding we expect to pay total annual common stock dividends of approximately $3.4 million.

On January 13, 2012, we completed the acquisition of radio station KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a TBA with the current owner on November 1, 2011. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Condensed Consolidated Balance Sheets reflect the net assets of this entity as of the closing date.

A summary of our business acquisitions and asset purchases for the six months ended June 30, 2012, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
May 15, 2012	Churchangel.com and rchurch.com	$165
April 10, 2012	WKDL-AM, Warrenton, Texas	30
January 13, 2012	KTNO-AM, Dallas, Texas	2,150

		$2,345

Under the acquisition method of accounting as specified in FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. We obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date for the significant transactions noted. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Intangible assets are also recorded at their estimated fair value and amortized using the straight-line method over their estimated useful lives. The total acquisition consideration was allocated to the net assets acquired as follows:

	Net Broadcast Assets Acquired	Net Internet Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Asset
Property and equipment	$1,242	$87	$1,329
Broadcast licenses	932	—	932
Goodwill	6	—	6
Customer lists and contracts	—	46	46
Domain and brand names	—	32	32

	$2,180	$165	$2,345

Discontinued Operations:

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there will be no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The Condensed Consolidated Balance Sheets and Statements of Operations for all prior periods presented were reclassified to reflect the operating results and net assets of this entity as a discontinued operation. As of June 30, 2012, assets of discontinued operations consist of net receivables due to us from sales occurring prior to ceasing operations. The following table sets forth the components of income (loss) from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Net revenues	$692	$13	$1,312	$11
Operating expenses	(668)	(34)	(1,244)	(102)

Operating income (loss)	$24	$(21)	$68	$(91)
Provision for (benefit from) income taxes	9	8	25	36

Income (loss) from discontinued operations, net of tax	$15	$13	$43	$(55)

Pending Transactions:

On May 23, 2012 we entered into an agreement to acquire radio station WLCC-AM, Tampa, Florida for $1.2 million. The purchase is subject to the approval by the FCC and is expected to close in the third quarter of 2012.

NOTE 6. STOCK OPTION PLAN

The company has one stock option plan. The Amended and Restated 1999 Stock Incentive Plan (the “Plan”) allows the company to grant stock options to employees, directors, officers and advisors of the company. At the annual meeting of the company held on June 22, 2012, the company stockholders approved a revision to the Plan to increase the number of shares authorized by 1,900,000. As a result, a maximum of 5,000,000 shares are now authorized under the Plan. Options generally vest over a four year period and have a maximum term of five years from the vesting date. The Plan provides that vesting may be accelerated in certain corporate transactions of the company. The Plan provides that the Board of Directors, or a committee appointed by the Board, has discretion, subject to certain limits, to modify the terms of outstanding options. We recognize non-cash stock-based compensation expense related to the estimated fair value of stock options granted in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.”

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$115	$250	$298	$457
Restricted stock compensation expense included in corporate expenses	—	—	4	—
Stock option compensation expense included in broadcast operating expenses	44	83	144	170
Stock option compensation expense included in Internet operating expenses	13	31	32	59
Stock option compensation expense included in Publishing operating expenses	3	5	3	10

Total stock-based compensation expense, pre-tax	175	$369	481	$696
Tax provision for stock-based compensation expense	(70)	(168)	(210)	(311)

Total stock-based compensation expense, net of tax	$105	$201	$270	$385

Stock Options and Restricted Stock Grants

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

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Expected volatility	n/a	n/a	100.5%	102.4%
Expected dividends	n/a	n/a	—%	5.07%
Expected term (in years)	n/a	n/a	7.6	8.2
Risk-free interest rate	n/a	n/a	3.08%	1.66%

Stock option information with respect to the company’s stock-based compensation plans during the six months ended June 30, 2012 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,640,392	$5.01	$4.07	5.2 years	$584
Granted	626,000	2.74	1.51		1,710
Exercised	(100,605)	0.62	0.44		421
Forfeited or expired	(59,113)	14.21	7.99		10

Outstanding at June 30, 2012	2,106,674	4.29	3.37	5.9 years	4,447

Exercisable at June 30, 2012	638,974	7.29	5.53	3.0 years	785

Expected to Vest	1,393,581	2.97	2.40	7.1 years	3,658

The aggregate intrinsic value represents the difference between the company’s closing stock price on June 29, 2012 of $5.47 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the six months ended June 30, 2011 and 2012 was $0.8 million and $0.5 million, respectively. The fair values of shares of restricted stock are determined based on the closing price of the company’s common stock on the grant dates.

As of June 30, 2012, there was $2.0 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. This cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles – Goodwill and Other “Testing Indefinite-lived Intangible Assets for Impairment.” The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30. This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012. Early adoption is permitted as of a date before July 27, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”). This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU No. 2011-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”), which is intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASC No. 2011-08 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.” As a result, $0.4 million and $0.7 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and six months ended June 30, 2012, respectively, in comparison to $0.2 million and $0.5 million for the three and six months ended June 30, 2011.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.9 million and $0.9 million, or $0.035 per share, were paid on March 31, 2012 and June 29, 2012, respectively to all common stockholders of record as of indicated date. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding we expect to pay total annual common stock dividends of approximately $3.4 million.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

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

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At June 30, 2012 the blended interest rate on amounts outstanding under the Revolver was 3.30%. We believe that our borrowing capacity under the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 6.25 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of June 30, 2012, our leverage ratio was 5.10 to 1 and our interest coverage ratio was 2.09 to 1. We were in compliance with our debt covenants under the Revolver at June 30, 2012, and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2011 and June 30, 2012, accrued interest on the 9 5/8% Notes was $1.0 million and $0.9 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three and six months ended June 30, 2012 and 2011, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

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

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed/ Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 1, 2012	$17,500	$525	$80	$287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

The carrying value of the 9 5/8% Notes was $233.8 million and $216.5 million at December 31, 2011 and June 30, 2012, respectively.

Subordinated Credit Facility with First California Bank

On May 21, 2012, we entered into a new Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. The interest rate for the FCB Loan (“Interest Rate”) is variable and shall be equal to the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%.

We are required to repay the FCB Loan as follows: (a) twenty three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan may be prepaid at any time subject to a minimum interest charge of Fifty Dollars ($50). If an event of default occurs on the FCB Loan, the Interest Rate may increase by 5.00% per annum. At June 30, 2012, the outstanding principal balance on the FCB loan was $10.0 million with approximately $48,400 of accrued interest.

The FCB Loan is unsecured and is subordinate in all respects to our existing Revolver. Our obligations under the FCB Loan are guaranteed by personal guaranties executed in favor of FCB by Edward G. Atsinger III, Salem’s CEO and board member, Mr. Stuart Epperson, Salem’s Chairman of the Board and board member and trusts controlled by these two individuals. With respect to financial covenants, the FCB Loan includes a maximum leverage ratio of 6.25 to 1.0 through December 31, 2012, 6.00 to 1.0 from January 1, 2013 through December 31, 2013, and 5.50 to 1.0 from January 1, 2014 through maturity; and a minimum interest coverage ratio of 1.5 to 1. The FCB Loan also includes other customary negative covenants that restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. At June 30, 2012, our leverage ratio was 5.10 to 1 and our interest coverage ratio was 2.09 to 1. We were in compliance with our debt covenants under the FCB Loan at June 30, 2012, and we remain in compliance.

Subordinated Lines of Credit with Related Parties

On November 17, 2011, we entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we entered into a line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz has committed to provide an unsecured revolving line of credit (“LOC”) in a principal amount of up to $6.0 million (together, the “Affiliate Lines of Credit”). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011 and June 30, 2012, $9.0 million was outstanding under these Affiliate Lines of Credit.

Because the transactions with Msrs. Atsinger, Epperson and Hinz described above constitute related party transactions, the nominating and corporate governance committee (the “Committee”) of Salem’s board of directors approved the entry by Salem into the LOC and any definitive credit agreements associated therewith. As part of its consideration, the Committee concluded that the terms of the LOC were more favorable to Salem as compared to terms of lines of credit available from unaffiliated third parties.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2011	As of June 30, 2012
	(Dollars in thousands)
Revolver under senior credit facility	$31,000	$36,587
9 5/8% senior secured second lien notes due 2016	233,846	216,517
Subordinated debt	—	10,000
Subordinated debt due to related parties	9,000	9,000
Capital leases and other loans	957	896

	274,803	273,000
Less current portion	(9,124)	(9,120)

	$265,679	$263,880

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2012:

•	Outstanding borrowings of $36.6 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•	$217.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%;

•

Outstanding borrowings of $10.0 million on the FCB loan with interest payments due at the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%;

•

Outstanding borrowings of $9.0 million due to related parties at an interest rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver plus 2% per annum; and

•	Commitment fee of 0.60% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2011 and June 30, 2012 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at June 30, 2012 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended June 30,	(Dollars in thousands)
2013	$9,120
2014	46,683
2015	89
2016	67
2017	216,584
Thereafter	457

$273,000

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

NOTE 10. DEFERRED FINANCING COSTS

Deferred financing costs consist of bond issue costs associated with the 9 5/8% Notes and bank loan fees associated with the Revolver and FCB Loan. The capitalized costs are being amortized over the debt term on a straight-line basis. Deferred financing costs consist of the following:

	As of December 31, 2011	As of June 30, 2012
	(Dollars in thousands)
Bond issue costs	$4,219	$3,511
Bank loan fees	1,270	1,176

	$5,489	$4,687

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of June 30, 2012
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$15,565	$(11,954)	$3,611
Domain and brand names	8,279	(6,839)	1,440
Favorable and assigned leases	1,649	(1,580)	69
Other amortizable intangible assets	3,891	(3,575)	316

	$29,384	$(23,948)	$5,436

	As of December 31, 2011
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$15,519	$(11,372)	$4,147
Domain and brand names	8,227	(6,436)	1,791
Favorable and assigned leases	1,649	(1,536)	113
Other amortizable intangible assets	3,891	(3,473)	418

	$29,286	$(22,817)	$6,469

Based on the amortizable intangible assets as of June 30, 2012, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2012 (July – Dec)	$915
2013	1,745
2014	1,426
2015	836
2016	262
Thereafter	252

Total	$5,436

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

Options to purchase 1,114,675 and 2,106,674 shares of Class A common stock were outstanding at June 30, 2011 and 2012, respectively. There were no outstanding restricted stock awards as of June 30, 2011 or 2012. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of June 30, 2011 and 2012, there were 212,279 and 213,476 dilutive shares, respectively.

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

As of June 30, 2012, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

NOTE 14. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.08 million and $0.3 million as of June 30, 2011 and 2012. At December 31, 2011, we had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $0.2 million as of June 30, 2012 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

NOTE 16. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments. We operate in three segments, radio broadcasting, Internet and Publishing of which our radio broadcasting and Internet segment are reportable segments. Our radio broadcasting segment operates radio stations throughout the United States, as well as various radio networks and our National sales group. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazine and Xulon Press, a print-on-demand book publisher.

Management uses operating income before depreciation, amortization, impairment of long-lived assets, and (gain) loss on disposal of assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2012
Net revenue	$46,372	$8,035	$3,219	$—	$57,626
Operating expenses	30,519	6,109	3,000	4,804	44,432

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on disposal of assets	$15,853	$1,926	$219	$(4,804)	$13,194

Depreciation	2,057	573	100	307	3,037
Amortization	32	507	3	—	542
Impairment of long-lived assets	5,608	—	—	—	5,608
(Gain) loss on disposal of assets	144	—	—	1	145

Operating income (loss) from continuing operations	$8,012	$846	$116	$(5,112)	$3,862

Three Months Ended June 30, 2011
Net revenue	$45,406	$6,890	$3,144	$—	$55,440
Operating expenses	29,054	5,541	2,771	4,204	41,570

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on disposal of assets	$16,352	$1,349	$373	$(4,204)	$13,870

Depreciation	2,210	522	71	314	3,117
Amortization	35	605	42	1	683
(Gain) loss on disposal of assets	—	1	—	149	150

Operating income (loss) from continuing operations	$14,107	$221	$260	$(4,668)	$9,920

NOTE 16. SEGMENT DATA (CONT’D)

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2012
Net revenue	$90,329	$15,469	$6,112	$—	$111,910
Operating expenses	59,661	12,033	5,971	9,671	87,336

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on disposal of assets	$30,668	$3,436	$141	$(9,671)	$24,574

Depreciation	4,135	1,142	196	594	6,067
Amortization	67	1,058	5	1	1,131
Impairment of long-lived assets	5,608	—	—	—	5,608
(Gain) loss on disposal of assets	(35)	7	—	4	(24)

Operating income (loss) from continuing operations	$20,893	$1,229	$(60)	$(10,270)	$11,792

Six Months Ended June 30, 2011
Net revenue	$88,136	$12,482	$5,985	$—	$106,603
Operating expenses	56,856	10,377	5,651	8,755	81,639

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on disposal of assets	$31,280	$2,105	$334	$(8,755)	$24,964

Depreciation	4,488	1,050	137	624	6,299
Amortization	66	1,039	96	1	1,202
(Gain) loss on disposal of assets	(4,540)	16	—	149	(4,375)

Operating income (loss) from continuing operations	$31,266	$—	$101	$(9,529)	$21,838

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of June 30, 2012
Property, plant and equipment, net	$85,929	$5,897	$1,305	$9,210	$102,341
Broadcast licenses	372,211	—	—	—	372,211
Goodwill	3,878	14,874	1,337	8	20,097
Other indefinite-lived intangible assets	—	—	1,961	—	1,961
Amortizable intangible assets, net	143	5,275	15	3	5,436

As of December 31, 2011
Property, plant and equipment, net	$95,295	$5,752	$1,233	$8,942	$111,222
Broadcast licenses	371,420	—	—	—	371,420
Goodwill	3,873	14,874	1,337	8	20,092
Other indefinite-lived intangible assets	—	—	1,961	—	1,961
Amortizable intangible assets, net	211	6,235	19	4	6,469

NOTE 17. SUBSEQUENT EVENTS

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Our condensed consolidated financial statements are not directly comparable from period to period due to acquisitions and dispositions of selected assets of radio stations and acquisitions of various Internet and publishing businesses. See Note 5 of our condensed consolidated financial statements for additional information.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The following factors affected our results of operations and cash flows for the three months ended June 30, 2012 as compared to the same period of the prior year:

Financing

•

On May 21, 2012, we entered into a new Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. The interest rate for the FCB Loan (“Interest Rate”) is variable and shall be equal to the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%. With respect to financial covenants, the FCB Loan includes a maximum leverage ratio of 6.25 to 1.0 through December 31, 2012, 6.00 to 1.0 from January 1, 2013 through December 31, 2013, and 5.50 to 1.0 from January 1, 2014 through maturity; and a minimum interest coverage ratio of 1.5 to 1. The FCB Loan also includes other customary negative covenants that restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. At June 30, 2012, our leverage ratio was 5.10 to 1 and our interest coverage ratio was 2.09 to 1. We were in compliance with our debt covenants under the FCB Loan at June 30, 2012, and we remain in compliance.

•

On May 21, 2012, we entered into a line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz has committed to provide an unsecured revolving line of credit (“LOC”) in a principal amount of up to $6.0 million (together, the “Affiliate Lines of Credit”). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011 and June 30, 2012, $9.0 million was outstanding under these Affiliate Lines of Credit.

•

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.9 million or $0.035 per share, were paid on June 29, 2012 to all common stockholders of record as of indicated date. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding we expect to pay total annual common stock dividends of approximately $3.4 million.

Acquisitions

•	On May 15, 2012, we purchased Churchangel.com and rchurch.com for $0.2 million.

•	On April 10, 2012, we completed the acquisition of radio station WKDL-AM in Warrenton, Virginia for $30,000. We began programming the station upon the close of the transaction.

Net Broadcasting Revenue

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$45,406	$46,372	$966	2.1%	81.9%	80.5%
Same Station Net Broadcast Revenue	$45,352	$46,211	$859	1.9%

Net broadcast revenues increased due to overall improving economic conditions and a greater demand for radio air time as compared to the same period of the prior year. Included in these results are a $0.4 million increase in political advertisements and a

$0.5 million increase in local program revenues primarily from our Christian Teaching and Talk formatted stations. Increases in block programming revenues reflect annual rate increases partially offset by discounts offered through our unwired network under which available air-time is packaged and sold to programmers at discounted rates. Increases in advertising revenues reflect higher volume due to advertisers purchasing more air-time or participation in listener purchasing programs.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source:

	Three Months Ended June 30,
	2011		2012
	(Dollars in thousands)
Block program time:
National	$10,693	23.6%	10,731	23.1%
Local	7,349	16.2%	7,865	17.0%

	18,042	39.8%	18,596	40.1%
Advertising:
National	3,631	8.0%	3,587	7.7%
Local	16,499	36.3%	16,655	35.9%

	20,130	44.3%	20,242	43.6%
Infomercials	1,562	3.4%	1,620	3.5%
Network	3,862	8.5%	3,846	8.3%
Other	1,810	4.0%	2,068	4.5%

Net broadcast revenue	$45,406	100.0%	46,372	100.0%

Internet Revenue

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$6,890	$8,035	$1,145	16.6%	12.4%	13.9%

The increases in Internet revenue reflect improving overall economic conditions, a higher demand for Internet advertisements, and growth from our Internet acquisitions that typically generate revenues across all of our web-based platforms. Banner advertisements, including those on our station websites, increased $1.0 million primarily due to higher demand for placement from our advertisers and secondarily to rate increases.

Publishing Revenue

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$3,144	$3,219	$75	2.4%	5.7%	5.6%

Publishing revenue increased from higher submission fees and book sales with Xulon Press that were partially offset by declines in subscription revenues from our print magazines as a result of a lower number of subscribers.

Broadcast Operating Expenses

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$29,054	$30,519	$1,465	5.0%	52.4%	53.0%
Same Station Net Broadcast Operating Expenses	$28,989	$30,359	$1,370	4.7%

Increases in broadcast operating expenses include higher variable costs associated with revenue growth. These costs include a $1.0 million increase in personnel-related costs including commissions, a $0.3 million increase in advertising expenses, a $0.2 million increase in facility related costs, and a $0.2 million increase in production and programming costs. These increases were partially offset by a reduction in bad debt expenses of $0.4 million.

Internet Operating Expenses

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$5,541	$6,109	$568	10.3%	10.0%	10.6%

Internet operating expenses increased due to higher variable costs associated with revenue growth, including a $0.4 million increase in personnel-related costs including commissions and a $0.2 million increase in streaming and hosting fees.

Publishing Operating Expenses

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$2,771	$3,000	$229	8.3%	5.0%	5.2%

Operating expenses for Xulon Press, our digital book publishing service, increased due to higher variable costs associated with revenue growth. These costs include an increase of $0.1 million in personnel related costs including commissions and a $0.1 million increase in facility related costs and advertising.

Corporate Expenses

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$4,204	$4,804	$600	14.3%	7.6%	8.3%

Corporate expenses include shared general and administrative services. Higher costs include a $0.4 million increase in personnel-related costs primarily due to strategic new-hires, a $0.1 million increase in non-cash stock-based compensation expense and a $0.1 million increase in accounting and public reporting costs.

Depreciation Expense

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,117	$3,037	$(80)	(2.6)%	5.6%	5.3%

Depreciation expense decreased due to lower levels of capital expenditures and lower levels of acquisitions, primarily in our broadcast operating segment as compared to prior years.

Amortization Expense

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$683	$542	$(141)	(20.6)%	1.2%	0.9%

The decrease in amortization expense reflects the impact of higher amortization recognized during 2011 for intangibles, such as advertising agreements, customer lists and domain names, which were acquired during that year and prior years with useful lives ranging from one to five years.

Impairment of Long-Lived Assets

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$—	$5,608	$5,608	100.0%	—%	9.7%

During June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with this land.

Loss on Disposal of Assets

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Loss on Disposal of Assets	$150	$145	$(5)	(3.3)%	0.3%	0.3%

The net loss on disposal of assets for the three months ended June 30, 2012 and 2011 represents gains and losses from various fixed asset and equipment disposals.

Other Income (Expense), Net

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$54	$28	$(26)	(48.1)%	0.1%	—%
Interest Expense	(7,064)	(6,264)	800	(11.3)%	(12.7)%	(10.9)%
Loss on Early Redemption of Long-Term Debt	(1,090)	(893)	197	(18.1)%	(2.0)%	(1.5)%
Other Income (Expense)	(12)	4	16	(133.3)%	—%	—%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on our 9 5/ 8% Notes, partially offset by higher interest on the outstanding balances on our Revolver and line of credit with First California Bank. Other income and expense, net relates to royalty income from real estate properties.

Loss on early retirement of debt of $0.9 million for the three months ended June 30, 2012 and for the same period of the prior year represents the redemption in each period of $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$723	$(1,484)	$(2,207)	(305.2)%	1.3%	(2.6)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $1.5 million for the three months ended June 30, 2012 compared to a provision of $0.7 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 45.5% for the three months ended June 30, 2012 compared to 40.0% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Income (loss) from Discontinued Operations, Net of Tax

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Income (loss) from Discontinued Operations, Net of Tax	$15	$(13)	$(28)	(186.4)%	—%	—%

The income (loss) from discontinued operations for the three months ended June 30, 2012 and 2011 relate to the operating results of Samaritan Fundraising that ceased operations in December 2011.

Net Income (Loss)

	Three Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$1,100	$(1,792)	$(2,892)	(262.9)%	2.0%	(3.1)%

Net income decreased due to a $6.0 million decrease in our net operating income due primarily to higher operating costs as discussed above, including the $5.6 million impairment of long-lived assets partially offset by a $0.8 million decrease in interest expense and a $2.2 million decrease in our tax provision.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The following factors affected our results of operations and cash flows for the six months ended June 30, 2012 as compared to the same period of the prior year:

Financing

•

On May 21, 2012, we entered into a new Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. The interest rate for the FCB Loan (“Interest Rate”) is variable and shall be equal to the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%. With respect to financial covenants, the FCB Loan includes a maximum leverage ratio of 6.25 to 1.0 through December 31, 2012, 6.00 to 1.0 from January 1, 2013 through December 31, 2013, and 5.50 to 1.0 from January 1, 2014 through maturity; and a minimum interest coverage ratio of 1.5 to 1. The FCB Loan also includes other customary negative covenants that restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. At June 30, 2012, our leverage ratio was 5.10 to 1 and our interest coverage ratio was 2.09 to 1. We were in compliance with our debt covenants under the FCB Loan at June 30, 2012, and we remain in compliance.

•

On May 21, 2012, we entered into a line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz has committed to provide an unsecured revolving line of credit (“LOC”) in a principal amount of up to $6.0 million (together, the “Affiliate Lines of Credit”). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011 and June 30, 2012, $9.0 million was outstanding under these Affiliate Lines of Credit.

•

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.9 million and $0.9 million or $0.035 per share, were paid on March 31, 2012 and June 29, 2012, respectively to all common stockholders of record as of indicated date. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding we expect to pay total annual common stock dividends of approximately $3.4 million.

Acquisitions

•	On May 15, 2012, we purchased the Internet sites Churchangel.com and rchurch.com for $0.2 million.

•	On April 10, 2012, we completed the acquisition of radio station WKDL-AM in Warrenton, Virginia for $30,000. We began programming the station upon the close of the transaction.

•

On January 13, 2012, we completed the acquisition of radio station KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a Time Brokerage Agreement with the current owner on November 1, 2011.

Dispositions

•	On March 16, 2012, we completed the sale of radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million in cash. The sale resulted in a pre-tax gain of $0.2 million.

Net Broadcasting Revenue

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$88,136	$90,329	$2,193	2.5%	82.7%	80.7%
Same Station Net Broadcast Revenue	$87,596	$89,735	$2,139	2.4%

Net broadcast revenues increased due to overall improving economic conditions and a greater demand for radio air time as compared to the same period of the prior year. Included in these results are a $0.6 million increase in political advertisements and a $1.3 million increase in block programming revenue primarily from our Christian Teaching and Talk formatted stations. Increases in block programming revenues reflect the annual rate increases partially offset by discounts offered through our unwired network under which available air-time is packaged and sold to programmers at discounted rates. Also included in this increase are a $0.4 million increase in network revenues and a $0.1 million increase in national spots primarily from our News Talk and Business format stations. Overall, increases in national advertising reflect higher sales volume due to advertisers purchasing more air-time. These increases were partially offset by a decline of $0.4 million in local spot advertising sales.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Six Months Ended June 30,
	2011		2012
	(Dollars in thousands)
Block program time:
National	21,121	24.0%	21,439	23.7%
Local	15,087	17.1%	16,104	17.8%

	36,208	41.1%	37,543	41.5%
Advertising:
National	6,563	7.4%	6,844	7.6%
Local	31,578	35.8%	31,209	34.6%

	38,141	43.2%	38,053	42.2%
Infomercials	3,139	3.6%	3,250	3.6%
Network	7,320	8.3%	7,677	8.5%
Other	3,328	3.8%	3,806	4.2%

Net broadcast revenue	88,136	100.0%	90,329	100.0%

Internet Revenue

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$12,482	$15,469	$2,987	23.9%	11.7%	13.8%

The increases in Internet revenue reflect improving overall economic conditions, a higher demand for Internet advertisements, and growth from our Internet acquisitions that typically generate revenues across all of our web-based platforms. Banner advertisements, including those on our station websites, increased $2.1 million due to higher demand for placement from our advertisers and secondarily to rate increases.

Publishing Revenue

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$5,985	$6,112	$127	2.1%	5.6%	5.5%

Publishing revenue increased from higher submission fees and book sales with Xulon Press that were partially offset by declines in subscription revenues from our print magazines as a result of a lower number of subscribers.

Broadcast Operating Expenses

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$56,856	$59,661	$2,805	4.9%	53.3%	53.3%
Same Station Net Broadcast Operating Expenses	$56,567	$59,115	$2,548	4.5%

Broadcast operating expenses increased due to higher variable expenses associated with higher revenues, including a $1.6 million increase in personnel-related costs including commissions, a $0.5 million increase in advertising expenses, a $0.5 million increase in facility related costs, a $0.4 million increase in production and programming costs and a $0.2 million increase in professional services partially offset by a reduction in bad debt expense of $0.4 million and a decrease in repairs and maintenance costs of $0.1 million.

Internet Operating Expenses

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$10,377	$12,033	$1,656	16.0%	9.7%	10.8%

Internet operating expenses increased due to higher variable expenses associated with higher revenues, including a $1.0 million increase in personnel-related costs including commissions, a $0.4 million increase in royalty expense, and a $0.3 million increase in streaming and hosting.

Publishing Operating Expenses

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$5,651	$5,971	$320	5.7%	5.3%	5.3%

Operating expense for Xulon Press, our digital book publishing service, increased due to higher variable costs associated with revenue growth. These costs include an increase of $0.2 million in personnel related costs including commissions.

Corporate Expenses

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$8,755	$9,671	$916	10.5%	8.2%	8.6%

Corporate expenses include shared general and administrative services. Higher costs include a $0.7 million in personnel-related costs primarily due to strategic new hires, a $0.1 million increase in non-cash stock-based compensation expense and a $0.1 million increase in accounting and public reporting costs.

Depreciation Expense

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$6,299	$6,067	$(232)	(3.7)%	5.9%	5.4%

Depreciation expense decreased due to lower levels of capital expenditures and acquisition related activity, primarily in our broadcast operating segment as compared to prior years.

Amortization Expense

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,202	$1,131	$(71)	(5.9)%	1.1%	1.0%

The decrease in amortization expense reflects the impact of higher amortization recognized during 2011 for intangibles, such as advertising agreements, customer lists and domain names that were acquired during that year and prior years with useful lives ranging from one to five years.

Impairment of Long-Lived Assets

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$—	$5,608	$5,608	100.0%	—%	5.0%

During June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with this land.

(Gain) on Disposal of Assets

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
(Gain) on Disposal of Assets	$(4,375)	$(24)	$4,351	(99.5)%	(4.1)%	—%

The net gain on disposal of assets for the six months ended June 30, 2012, includes a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island, partially offset by various fixed asset and equipment disposals. The net gain on disposal of assets for the same period of the prior year includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, partially offset by various fixed asset and equipment disposals.

Other Income (Expense), Net

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$97	$59	$(38)	(39.2)%	0.1%	0.1%
Interest Expense	(14,299)	(12,660)	1,639	(11.5)%	(13.4)%	(11.3)%
Loss on Early Redemption of Long-Term Debt	(1,090)	(893)	197	(18.1)%	(1.0)%	(0.8)%
Other Income (Expense)	(23)	11	34	(147.8)%	—%	—%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on our 9 5/ 8% Notes, partially offset by higher interest on the outstanding balances on our Revolver and subordinated debt. Other income and expense, net relates to royalty income from real estate properties. For the same period of the prior year other income and expense, net also includes a $0.2 million loss related to debt forgiveness on a promissory note not associated with our operating activities offset by the APA termination fee of $0.2 million received from escrow upon the termination of the sale agreement for WRFD-AM, Columbus, Ohio.

Loss on early retirement of debt of $0.9 million for the six months ended June 30, 2011 and for the same period of the prior year represents the redemption in each period of $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$2,879	$(797)	$(3,676)	(127.7)%	2.7%	(0.7)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $0.8 million for the six months ended June 30, 2012 compared to a tax provision of $2.9 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 47.1% for the six months ended June 30, 2012 compared to 44.1% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards.

Income (Loss) from Discontinued Operations, Net of Tax

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Income (Loss) from Discontinued Operations, Net of Tax	$43	$(55)	$(98)	(228.4)%	—%	—%

The income (loss) from discontinued operations for the six months ended June 30, 2012 and 2011 relate to the operating results of Samaritan Fundraising that ceased operations in December 2011.

Net Income (Loss)

	Six Months Ended June 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$3,687	$(949)	$(4,636)	(125.7)%	3.5%	(0.8)%

Net income decreased due to a $10.0 million decrease in our net operating income due primarily to higher operating costs as discussed above, including the $5.6 million impairment of long-lived assets partially offset by a $1.6 million decrease in interest expense and a $3.7 million decrease in our tax provision.

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

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

STATION OPERATING INCOME. SOI decreased $0.5 million, or 3.1%, to $15.9 million for the three months ended June 30, 2012, compared to $16.4 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 34.2% for the three months ended June 30, 2012 from 36.0% for the same period of the prior year. On a same station basis, SOI decreased $0.5 million, or 3.1%, to $15.9 million for the three months ended June 30, 2012 from $16.4 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 34.3% for the three months ended June 30, 2012 from 36.1% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the three months ending June 30, 2012 compared to the same period of the prior year.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

STATION OPERATING INCOME. SOI decreased $0.6 million, or 2.0%, to $30.7 million for the six months ended June 30, 2012, compared to $31.3 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 34.0% for the six months ended June 30, 2012 from 35.5% for the same period of the prior year. On a same station basis, SOI decreased $0.4 million, or 1.3%, to $30.6 million for the six months ended June 30, 2012 from $31.0 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 34.1% for the six months ended June 30, 2012 from 35.4% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the three months ending June 30, 2012 compared to the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Station Operating Income	$16,352	$15,853	$31,280	$30,668
Plus Internet revenue	6,890	8,035	12,482	15,469
Plus publishing revenue	3,144	3,219	5,985	6,112
Less Internet operating expenses	(5,541)	(6,109)	(10,377)	(12,033)
Less publishing operating expenses	(2,771)	(3,000)	(5,651)	(5,971)
Less corporate expenses	(4,204)	(4,804)	(8,755)	(9,671)
Less depreciation and amortization	(3,800)	(3,579)	(7,501)	(7,198)
Less impairment of long-lived assets	—	(5,608)	—	(5,608)
Less gain (loss) on disposal of assets	(150)	(145)	4,375	24

Operating income from continuing operations	$9,920	$3,862	$21,838	$11,792

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

Accounting for acquisitions and upgrades of radio station and network assets

A majority of our radio station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market. We often do not acquire the existing format, or we change the format upon acquisition when we find it beneficial. As a result, a substantial portion of the purchase price for the assets of a radio station is allocated to the broadcast license. It is our policy generally to retain third-party appraisers to value significant radio stations, networks, Internet and publishing properties. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired. As part of the valuation and appraisal process, the third-party appraisers prepare reports that assign values to the various asset categories in our financial statements. Our management reviews these reports and determines the reasonableness of the assigned values used to record the acquisition at the close of the transaction.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue included in broadcast revenue for the three and six months ended June 30, 2012 was approximately $1.5 million and $2.6 million, and $1.4 million and $2.6 million for the same period of the prior year. Barter expenses were approximately the same as barter revenue for each period.

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

Goodwill and other indefinite-lived intangible assets

Approximately 70% of our total assets as of June 30, 2012, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Impairment losses long-lived assets

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In accordance with the authoritative guidance for impairment of long-lived assets we must estimate the fair value of assets when events for circumstances indicate that they may be impaired. The fair value measurements of our long-lived assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.2 million and $0.08 million as of June 30, 2011 and 2012. At December 31, 2011, we had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $0.2 million as of June 30, 2012 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Please refer to “Note 13 Fair Value Accounting” for a further discussion.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include, but are not limited to: (1) asset impairments, including broadcasting licenses, goodwill and other indefinite-lived intangible assets; (2) income tax valuation allowances; (3) uncertain tax positions; (4) allowance for doubtful accounts; (5) self-insurance reserves; (6) fair value of equity awards; (7) estimated lives for tangible and intangible assets; (8) fair value measurements; and (9) contingency reserves. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and we may consult outside experts to assist as considered necessary.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and selected asset dispositions. We expect to fund future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets. We have funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from operating cash flow, borrowings allowed under our credit facilities and subordinated debt, and if necessary, proceeds from the sale of selected assets or radio stations.

Cash Flows

Cash and cash equivalents increased $0.2 million to $0.3 million as of June 30, 2011 compared to $0.1 million as of the December 31, 2011. Working capital increased $7.9 million to $13.3 million as of June 30, 2012, compared to $5.5 million as of December 31, 2011.

The following events impacted our liquidity and capital resources during the six months ended June 30, 2012:

•	Capital expenditures increased $0.5 million to $4.8 million from $4.3 million for same period of the prior year;

•	Our Day’s Sales Outstanding “DSO” improved to 66 days as of June 30, 2012 from 68 days for the same period of the prior year;

•	Cash paid for acquisitions decreased $4.2 million to $2.4 million from $6.6 million for the same period of the prior year;

•	Our net cash inflows from debt borrowings increased $14.6 million to $15.6 million from $1.0 million for the same period of the prior year;

•	We paid two quarterly cash common stock dividends during the six months ending June 2012 of $1.7 million, or $0.07 per share to all common stockholders of record as the date of record; and

•	Our net income from continuing operations decreased $4.5 million to a net loss of $0.8 million from net income of $3.6 million for the same period of the prior year.

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

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance of 0.75% per year. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At June 30, 2012 the blended interest rate on amounts outstanding under the Revolver was 3.30%. We believe that our borrowing capacity under the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 6.25 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of June 30, 2012, our leverage ratio was 5.10 to 1 and our interest coverage ratio was 2.09 to 1. We were in compliance with our debt covenants under the Revolver at June 30, 2012, and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/ 8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2011 and June 30, 2012, accrued interest on the 9 5/8% Notes was $1.0 million and $0.9 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three and six months ended June 30, 2012 and 2011, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

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

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed/Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
June 1, 2012	$17,500	$525	$80	$287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

The carrying value of the 9 5/8% Notes was $233.8 million and $216.5 million at December 31, 2011 and June 30, 2012, respectively.

Subordinated Credit Facility with First California Bank

On May 21, 2012, we entered into a new Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. The interest rate for the FCB Loan (“Interest Rate”) is variable and shall be equal to the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%.

We are required to repay the FCB Loan as follows: (a) twenty three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan may be prepaid at any time subject to a minimum interest charge of Fifty Dollars ($50). If an event of default occurs on the FCB Loan, the Interest Rate may increase by 5.00% per annum. At June 30, 2012, the outstanding principal balance on the FCB loan was $10.0 million with approximately $48,400 of accrued interest.

The FCB Loan is unsecured and is subordinate in all respects to our existing Revolver. Our obligations under the FCB Loan are guaranteed by personal guaranties executed in favor of FCB by Edward G. Atsinger III, Salem’s CEO and board member, Mr. Stuart Epperson, Salem’s Chairman of the Board and board member and trusts controlled by these two individuals. With respect to financial covenants, the FCB Loan includes a maximum leverage ratio of 6.25 to 1.0 through December 31, 2012, 6.00 to 1.0 from January 1, 2013 through December 31, 2013, and 5.50 to 1.0 from January 1, 2014 through maturity; and a minimum interest coverage ratio of 1.5 to 1. The FCB Loan also includes other customary negative covenants that restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. At June 30, 2012, our leverage ratio was 5.10 to 1 and our interest coverage ratio was 2.09 to 1. We were in compliance with our debt covenants under the FCB Loan at June 30, 2012, and we remain in compliance.

Subordinated Lines of Credit with Related Parties

On November 17, 2011, we entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we entered into a line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz has committed to provide an unsecured revolving line of credit (“LOC”) in a principal amount of up to $6.0 million (together, the “Affiliate Lines of Credit”). The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding 9 5/ 8% Notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011 and June 30, 2012, $9.0 million was outstanding under these Affiliate Lines of Credit.

Because the transactions with Msrs. Atsinger, Epperson and Hinz described above constitute related party transactions, the nominating and corporate governance committee (the “Committee”) of Salem’s board of directors approved the entry by Salem into the LOC and any definitive credit agreements associated therewith. As part of its consideration, the Committee concluded that the terms of the LOC were more favorable to Salem as compared to terms of lines of credit available from unaffiliated third parties.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2011	As of June 30, 2012
	(Dollars in thousands)
Revolver under senior credit facility	$31,000	$36,587
9 5/8% senior secured second lien notes due 2016	233,846	216,517
Subordinated debt	—	10,000
Subordinated debt due to related parties	9,000	9,000
Capital leases and other loans	957	896

	274,803	273,000
Less current portion	(9,124)	(9,120)

	$265,679	$263,880

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of June 30, 2012:

•	Outstanding borrowings of $36.6 million under the Revolver, with interest payments due at LIBOR plus 3.50% or at prime rate plus 2.50%;

•	$217.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%;

•

Outstanding borrowings of $10.0 million on the FCB loan with interest payments due at the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%;

•

Outstanding borrowings of $9.0 million due to related parties at an interest rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver plus 2% per annum; and

•	Commitment fee of 0.60% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2011 and June 30, 2012 represents the present value of future commitments under the lease agreements.

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

Impairment losses long-lived assets

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

During June 2012, based on changes in managements’ intended use of land in Covina, CA we reclassified the land from our broadcast segment to assets held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We estimated the fair value of the land based on our estimated future cash flows expected from the sale of the land to a willing party less our estimated closing costs. As a result of our analysis, we recorded an impairment charge of $5.6 million associated with the land. The fair value measurements of our long-lived assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. If actual future results are less favorable than the assumptions and estimates we used, we are subject to future impairment charges, the amount of which may be material.

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2012. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2102, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

SALEM COMMUNICATIONS CORPORATION
August 9, 2012
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)

August 9, 2012
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.19	Affiliate Line of Credit, dated as of May 1, 2012 between Salem Communications Corporation and Roland S. Hinz.					X

10.20.01	Business Loan Agreement dated as of May 21, 2012 between Salem Communications Corp. and First California Bank.					X

10.20.02	Promissory Note dated May 21, 2012 between Salem Communications Corporation and First California Bank.					X

10.20.03	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, First California Bank and Wells Fargo Bank, National Association.					X

10.20.04	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and Wells Fargo Bank, National Association.					X

10.20.05	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and Wells Fargo Bank, National Association.					X

10.20.06	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Roland Hinz and Wells Fargo Bank, National Association.					X

10.20.07	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Atsinger Family Trust and First California Bank.					X

10.20.08	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and First California Bank.					X

10.20.09	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, The Stuart W. Epperson Revocable Living Trust under agreement dated January 14, 1993, as amended and First California Bank.					X

10.20.10	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and First California Bank.					X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.