Form 10-Q
period 2012-09-30
SALEM COMMUNICATIONS CORP /DE/
filed 2012-11-09
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 1, 2012
Common Stock, $0.01 par value per share	18,851,235 shares

Class B	Outstanding at November 1, 2012
Common Stock, $0.01 par value per share	5,553,696 shares

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

PART I—FINANCIAL INFORMATION

SALEM COMMUNICATIONS CORPORATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67	$195
Restricted cash	110	—
Trade accounts receivable (less allowance for doubtful accounts of $9,300 in 2011 and $9,020 in 2012)	31,001	33,168
Other receivables	888	376
Prepaid expenses	3,395	3,904
Deferred income taxes	6,403	7,027
Assets held for sale	—	2,900
Assets of discontinued operations	102	8

Total current assets	41,966	47,578

Notes receivable (less allowance for doubtful accounts of $100 in 2011 and $615 in 2012) less current portion	1,459	1,458
Property, plant and equipment (net of accumulated depreciation of $125,708 in 2011 and $133,631 in 2012)	111,222	100,668
Broadcast licenses	371,420	373,720
Goodwill	20,092	21,330
Other indefinite-lived intangible assets	1,961	1,961
Amortizable intangible assets (net of accumulated amortization of $22,817 in 2011 and $24,442 in 2012)	6,469	6,484
Deferred financing costs	5,489	4,379
Other assets	1,232	1,506

Total assets	$561,310	$559,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,565	$2,684
Accrued expenses	5,542	5,587
Accrued compensation and related expenses	8,431	6,785
Accrued interest	1,127	6,389
Deferred revenue	7,521	8,153
Income tax payable	205	168
Subordinated debt due to related parties	9,000	15,000
Current portion of long-term debt and capital lease obligations	124	5,115

Total current liabilities	36,515	49,881

Long-term debt and capital lease obligations, less current portion	265,679	250,455
Deferred income taxes	48,077	46,660
Deferred revenue	7,962	8,087
Other liabilities	29	29

Total liabilities	358,262	355,112

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,051,305 and 21,151,910 issued and 18,733,655 and 18,842,260 outstanding at December 31, 2011 and September 30, 2012, respectively	210	211
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2011 and September 30, 2012	56	56
Additional paid-in capital	231,972	233,034
Retained earnings	4,816	4,677
Treasury stock, at cost (2,317,650 shares at December 31, 2011 and September 30, 2012)	(34,006)	(34,006)

Total stockholders’ equity	203,048	203,972

Total liabilities and stockholders’ equity	$561,310	$559,084

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Net broadcast revenue	$44,793	$45,895	$132,929	$136,224
Net Internet revenue	6,686	7,800	19,168	23,269
Net publishing revenue	3,024	3,024	9,009	9,136

Total revenue	54,503	56,719	161,106	168,629

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $324 and $334 for the three months ended September 30, 2011 and 2012, respectively, and $972 and $993 for the nine months ended September 30, 2011 and 2012, respectively, paid to related parties)	29,198	30,628	86,054	90,289
Internet operating expenses exclusive of depreciation and amortization shown below	5,080	5,825	15,457	17,858
Publishing operating expenses exclusive of depreciation and amortization shown below	2,890	2,980	8,541	8,951
Corporate expenses exclusive of depreciation and amortization shown below (including $53 and $35 for the three months ended September 30, 2011 and 2012, and $379 and $235 for the nine months ended September 30, 2011 and 2012, respectively, paid to related parties)	4,285	4,643	13,040	14,314
Depreciation	3,099	3,083	9,398	9,150
Amortization	633	494	1,835	1,625
Impairment of long-lived assets	—	—	—	5,608
(Gain) loss on disposal of assets	32	587	(4,343)	563

Total operating expenses	45,217	48,240	129,982	148,358

Operating income from continuing operations	9,286	8,479	31,124	20,271
Other income (expense):
Interest income	57	24	154	83
Interest expense (including $124 and $238 respectively, for the three and nine months ended September 30, 2012 on related party debt).	(6,826)	(6,127)	(21,125)	(18,787)
Loss on early redemption of long-term debt	(305)	—	(1,395)	(893)
Other income (expense), net	3	60	(20)	71

Income (loss) from continuing operations before income taxes	2,215	2,436	8,738	745
Provision for (benefit from) income taxes	526	(971)	3,405	(1,768)

Income from continuing operations	1,689	3,407	5,333	2,513
Loss from discontinued operations	(204)	(39)	(161)	(94)

Net income	$1,485	$3,368	$5,172	$2,419

Basic earnings per share data:
Earnings per share from continuing operations	$0.07	$0.14	$0.22	$0.10
Earnings (loss) per share from discontinued operations	(0.01)	—	(0.01)	—
Basic earnings per share	$0.06	$0.13	$0.21	$0.10
Diluted earnings per share data:
Earnings per share from continuing operations	$0.07	$0.14	$0.22	$0.10
Earnings (loss) per share from discontinued operations	(0.01)	—	(0.01)	—
Diluted earnings per share	$0.06	$0.13	$0.21	$0.10
Dividends per share	$—	$0.13	$—	$0.10
Basic weighted average shares outstanding	24,546,056	24,663,027	24,448,722	24,528,091

Diluted weighted average shares outstanding	24,746,164	25,358,052	24,665,649	24,893,832

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
OPERATING ACTIVITIES
Net income from continuing operations	$5,333	$2,513
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	646	995
Excess tax benefit from stock options exercised	(29)	—
Depreciation and amortization	11,233	10,775
Amortization of deferred financing costs	1,253	970
Amortization and accretion of financing items	140	134
Provision for bad debts	2,099	1,860
Deferred income taxes	3,316	(2,041)
Impairment of long-lived assets	—	5,608
(Gain) loss on disposal of assets	(4,343)	563
Loss on early redemption of long-term debt	1,395	893
Changes in operating assets and liabilities:
Accounts receivable	(1,392)	(1,579)
Prepaid expenses and other current assets	(1,311)	(509)
Accounts payable and accrued expenses	5,473	3,968
Deferred revenue	(182)	(1,752)
Other liabilities	2,799	—
Income taxes payable	(203)	(37)

Net cash provided by operating activities	26,227	22,361

INVESTING ACTIVITIES
Capital expenditures	(5,931)	(6,407)
Deposits on radio station acquisitions and equipment	248	(250)
Release of restricted cash	100	110
Purchases radio stations and broadcast assets	(550)	(3,330)
Purchases of Internet businesses and assets	(6,000)	(3,165)
Proceeds from the disposal of assets	12,744	768
Other	(587)	(110)

Net cash provided by (used in) investing activities	24	(12,384)

FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	(52)	(148)
Payments of bond issue costs	(43)	—
Payment of bond premium in connection with early redemption	(669)	(525)
Payments to redeem 9 5/8% Notes	(22,500)	(17,500)
Proceeds from borrowings under bank credit facility and subordinated debt	52,700	108,932
Payments on bank credit facility	(57,200)	(101,813)
Proceeds from lines of credits due to related parties	—	18,000
Payments under lines of credits due to related parties	—	(12,000)
Proceeds from exercise of stock options	19	68
Excess tax benefit from stock options exercised	29	—
Payments on capital lease obligations	(86)	(93)
Payment of cash dividend on common stock	—	(2,558)
Book overdraft	1,090	(2,212)

Net cash used in financing activities	(26,712)	(9,849)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(242)	—
Investing cash flows	(106)	—

Net cash inflows (outflows) from discontinued operations	(348)	—

Net increase in cash and cash equivalents	(809)	128

Cash and cash equivalents at beginning of year	828	67

Cash and cash equivalents at end of period	$19	$195

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (including $150 paid to related parties during the nine months ending September 30, 2012)	$13,937	$12,417
Income taxes	$250	$251
Non-cash investing and financing activities:
Trade Revenue	$4,089	$4,006
Trade Expense	$3,443	$4,012
Note receivable acquired in exchange for radio station	$1,000	$—
Assets acquired under capital leases	$8	$27

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

Information with respect to the three and nine months ended September 30, 2011 and 2012 is unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the company. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 included in this report has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

Description of Business

Salem is a domestic multi-media company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for audiences interested in Christian and conservative opinion content and complementary programming. Our primary business is the ownership and operation of radio stations in large metropolitan markets. Upon the close of all announced transactions, we will own and/or operate 99 radio stations across the United States. We also own and operate Salem Radio Network® (“SRN”), SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), Salem Media Representatives (“SMR”) and Vista Media Representatives (“VMR”). SRN, SNN, SMN and SGN are radio networks that produce and distribute programming, such as talk, news and music segments to radio stations throughout the United States, including Salem owned and operated stations. SMR and VMR sell commercial airtime to national advertisers on radio stations and networks that we own, as well as on independent radio station affiliates.

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

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 810, Consolidation which requires VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

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

The requirements of FASB ASC Topic 810 may apply to entities under LMA’s or TBA’s, depending on the facts and circumstances related to each transaction. We did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in FASB ASC Topic 810 as of September 30, 2012.

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

NOTE 3. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with the FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. We complete our annual impairment tests in the fourth quarter of each year unless events or circumstances indicate that an asset may be impaired.

Due to actual operating results that did not meet or exceed our expectations and assumptions used in prior valuations, we performed an interim valuation of mastheads as of June 30, 2012. Based on our review and analysis, we determined that no impairment charges were necessary for mastheads as of the interim testing period ending June 30, 2012. The estimated fair value exceeded the carrying value by approximately 1.7% as of the June 30, 2012 interim test. There were no further indications of impairment as of the period ending September 30, 2012. There were no indications of impairment during the period ending September 30, 2012, for our broadcast licenses or Internet entities. Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%.

NOTE 4. IMPAIRMENT OF LONG-LIVED ASSETS

We account for property, plant and equipment in accordance with FASB ASC Topic 360-10, “Property, Plant and Equipment”. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

In June 2012, based on changes in managements’ intended use of land in Covina, CA, we reclassified the land from our broadcast segment to assets held for sale and evaluated the land for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We estimated the fair value of the land based on our estimated future cash flows expected from the sale of the land to a willing party less our estimated closing costs. As a result of our analysis, we recorded an impairment charge of $5.6 million associated with the land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of September 30, 2012	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$2,900			$2,900	$5,608

NOTE 5. SIGNIFICANT TRANSACTIONS

On August 31, 2012, we completed the acquisition of radio station WLCC-AM, Tampa, Florida, for $1.2 million. We began operating the station as of the closing date.

On August 30, 2012, we acquired SermonSpice.com for $3.0 million. SermonSpice.com is an online provider of church media for local churches and ministries. The acquisition resulted in goodwill of $1.2 million representing the excess value of the business as a result of the organizational systems and procedures already in place to ensure the effective operation of the business.

On June 1, 2012, we redeemed $17.5 million of our 9 5/8% senior secured second lien notes (“9 5/8% Notes”) for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On May 29, 2012, we acquired an FM translator and related construction permits for $0.3 million that will be used in our Detroit broadcast market.

On May 15, 2012, we purchased Churchangel.com and rchurch.com for $0.2 million. These Internet sites are operated under SWN to enhance and build our relationships with local churches and pastors.

On April 10, 2012, we completed the acquisition of radio station WKDL-AM in Warrenton, Virginia for $30,000. We began operating the station as of the closing date.

On March 16, 2012, we completed the sale of radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million in cash. The sale resulted in a pre-tax gain of $0.2 million. The accompanying Condensed Consolidated Statements of Operations reflect the operating results of this entity through the date of the sale.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.9 million, or $0.035 per share, were paid on March 31, 2012, June 29, 2012 and September 28, 2012, respectively, to all common stockholders of record. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding, we expect to pay total annual common stock dividends of approximately $3.4 million.

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

A summary of our business acquisitions and asset purchases for the nine months ended September 30, 2012, none of which were material to our condensed consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
August 31, 2012	WLCC-AM, Tampa, Florida	$1,150
August 30, 2012	Sermonspice.com	3,000
May 15, 2012	Churchangel.com and rchurch.com	165
April 10, 2012	WKDL-AM, Warrenton, Virginia	30
January 13, 2012	KTNO-AM, Dallas, Texas	2,150

		$6,495

Under the acquisition method of accounting as specified in FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the transaction. We obtained an independent third-party appraisal from Bond & Pecaro to estimate the fair value of the acquired net assets as of the acquisition date for the significant transactions noted. Property, plant and equipment are recorded at the estimated fair value and depreciated on a straight-line basis over their estimated useful lives. Intangible assets are also recorded at their estimated fair value and amortized using the straight-line method over their estimated useful lives. The total acquisition consideration was allocated to the net assets acquired as follows:

	Broadcast Assets Acquired	Internet Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Asset
Property and equipment	$2,235	$89	$2,324
Broadcast licenses	1,086	—	1,086
Goodwill	9	1,231	1,240
Customer lists and contracts	—	157	157
Software	—	309	309
Customer relationships	—	927	927
Domain and brand names	—	479	479
Liabilities
Subscriber liabilities assumed	—	(27)	(27)

	$3,330	$3,165	$6,495

Discontinued Operations:

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there will be no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The Condensed Consolidated Balance Sheets and Statements of Operations for all prior periods presented were reclassified to reflect the operating results and net assets of this entity as a discontinued operation. As of September 30, 2012, assets of discontinued operations consist of net receivables due to us from sales occurring prior to ceasing operations. The following table sets forth the components of income (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Net revenues	$393	$11	$1,705	$22
Operating expenses	(694)	(76)	(1,938)	(178)

Operating income (loss)	$(301)	$(65)	$(233)	$(156)
Provision for (benefit from) income taxes	(97)	(26)	(72)	(62)

Income (loss) from discontinued operations, net of tax	$(204)	$(39)	$(161)	$(94)

Pending Transactions:

On August 30, 2012, we entered into an agreement to acquire radio station WMUU-FM, Greenville, South Carolina for $6.0 million. The $6.0 million purchase price will consist of $1.0 million due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station owner. The purchase is subject to the approval by the FCC and is expected to close in the first quarter of 2013.

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

The following table reflects the components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$97	$195	$395	$652
Restricted stock compensation expense included in corporate expenses	—	—	4	—
Stock option compensation expense included in broadcast operating expenses	51	71	195	241
Stock option compensation expense included in Internet operating expenses	15	28	47	87
Stock option compensation expense included in publishing operating expenses	2	5	5	15

Total stock-based compensation expense, pre-tax	$165	$299	$646	$995
Tax provision for stock-based compensation expense	(37)	(119)	(247)	(430)

Total stock-based compensation expense, net of tax	$128	$180	$399	$565

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

We use the Black-Scholes option valuation model to estimate the fair value of stock options as of the grant date. The expected volatility considers the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the option. Expected dividends reflect the quarterly dividends authorized and declared on March 8, 2012, May 31, 2012 and August 30, 2012 of $0.035 per share on Class A and Class B common stock. The expected term of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012[1]	2011	2012
Expected volatility	101.5%	n/a	101.5%	102.4%
Expected dividends	—%	n/a	—%	5.07%
Expected term (in years)	7.5	n/a	7.5	8.2
Risk-free interest rate	1.59%	n/a	1.64%	1.66%

Stock option information with respect to the company’s stock-based compensation plans during the nine months ended September 30, 2012 is as follows (dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,640,392	$5.01	$4.07	5.2 years	$2,935
Granted	626,000	2.74	1.51		1,566
Exercised	(108,605)	0.62	0.44		458
Forfeited or expired	(68,263)	14.00	7.91		9

Outstanding at September 30, 2012	2,089,524	4.26	3.36	5.7 years	3,991

Exercisable at September 30, 2012	770,949	6.34	4.86	3.2 years	1,090

Expected to Vest	1,251,987	3.05	2.49	7.1 years	2,754

[1]	No stock options were granted during this period.

The aggregate intrinsic value represents the difference between the company’s closing stock price on September 28, 2012 of $5.24 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the nine months ended September 30, 2011 and 2012 was $0.8 million and $0.7 million, respectively. There were no restricted stock grants outstanding as of the three or nine months ended September 30, 2011 and 2012, respectively.

As of September 30, 2012, there was $1.6 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. This cost is expected to be recognized over a weighted-average period of 2.2 years.

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

NOTE 8. EQUITY TRANSACTIONS

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.” As a result, $0.3 million and $1.0 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the three and nine months ended September 30, 2012, respectively, in comparison to $0.2 million and $0.6 million for the three and nine months ended September 30, 2011.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.9 million, or $0.035 per share, were paid on March 31, 2012, June 29, 2012 and September 28, 2012, to all common stockholders of record. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding, we expect to pay total annual common stock dividends of approximately $3.4 million.

NOTE 9. NOTES PAYABLE AND LONG-TERM DEBT

Senior Credit Facility

On December 1, 2009, our parent company, Salem Communications Corporation, entered into a revolver (the “Revolver”). We amended the Revolver on November 1, 2010 to increase the borrowing capacity from $30 million to $40 million. The amendment allows us to use borrowings under the Revolver, subject to the “Available Amount” as defined by the terms of the Credit Agreement, to redeem applicable portions of the 9 5/ 8% Notes. The calculation of the “Available Amount” also pertains to the payment of dividends when the leverage ratio is above 5.0 to 1.

On November 15, 2011, we completed the Second Amendment of our Revolver to among other things, (1) extend the maturity date from December 1, 2012 to December 1, 2014, (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which are being amortized over the remaining term of the agreement. The applicable interest rate relating to the amended credit agreement is LIBOR plus a spread of 3.0% per annum or the Base Rate plus a spread of 1.25% per annum, which is adjusted based on our leverage ratio. If an event of default occurs, the interest rate may increase by 2.0% per annum. Details of the change in our rate based on our leverage ratio are as follows:

Consolidated Leverage Ratio	Base Rate	Eurodollar Rate Loans	Applicable Fee Rate
Less than 3.25 to 1.00	0.75%	2.25%	0.40%
Greater than or equal to 3.25 to 1.00 but less than 4.50 to 1.00	0.75%	2.50%	0.50%
Greater than or equal to 4.50 to 1.00 but less than 6.00 to 1.00	1.25%	3.00%	0.60%
Greater than or equal to 6.00 to 1.00	2.25%	3.50%	0.75%

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance based on the Applicable Fee Rate in the above table. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at the company’s discretion without penalty or premium. At September 30, 2012 the blended interest rate on amounts outstanding under the Revolver was 3.29%. We believe that our borrowing capacity under the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 6.25 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of September 30, 2012, our leverage ratio was 4.97 to 1 and our interest coverage ratio was 2.18 to 1. We were in compliance with our debt covenants under the Revolver at September 30, 2012, and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/ 8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2011 and September 30, 2012, accrued interest on the 9 5/8% Notes was $1.0 million and $6.2 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three and nine months ended September 30, 2012 and 2011, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On December 12, 2011, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

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

The carrying value of the 9 5/8% Notes was $233.8 million and $216.5 million at December 31, 2011 and September 30, 2012, respectively.

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

We are required to repay the FCB Loan as follows: (a) twenty three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan may be prepaid at any time subject to a minimum interest charge of Fifty Dollars ($50). If an event of default occurs on the FCB Loan, the Interest Rate may increase by 5.00% per annum. At September 30, 2012, the outstanding principal balance on the FCB loan was $8.8 million with approximately $26,900 of accrued interest.

The FCB Loan is unsecured and is subordinate in all respects to our existing Revolver. Our obligations under the FCB Loan are guaranteed by personal guaranties executed in favor of FCB by Edward G. Atsinger III, Salem’s CEO and board member, Mr. Stuart Epperson, Salem’s Chairman of the Board and board member and trusts controlled by these two individuals. With respect to financial covenants, the FCB Loan includes a maximum leverage ratio of 6.25 to 1.0 through December 31, 2012, 6.00 to 1.0 from January 1, 2013 through December 31, 2013, and 5.50 to 1.0 from January 1, 2014 through maturity; and a minimum interest coverage ratio of 1.5 to 1. The FCB Loan also includes other customary negative covenants that restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. At September 30, 2012, our leverage ratio was 4.97 to 1 and our interest coverage ratio was 2.18 to 1. We were in compliance with our debt covenants under the FCB Loan at September 30, 2012, and we remain in compliance.

Subordinated Lines of Credit with Related Parties

On November 17, 2011, we entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we entered into a line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit (“LOC”) in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million (together, the “Affiliate Lines of Credit”).

The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the LOC with Mr. Hinz, which must be repaid within six (6) months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011 and September 30, 2012, $9.0 million and $15.0 million, respectively, was outstanding under these Affiliate Lines of Credit.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2011	As of September 30, 2012
	(Dollars in thousands)
Revolver under senior credit facility	$31,000	$29,369
9 5/8% senior secured second lien notes due 2016	233,846	216,561
Subordinated debt	—	8,750
Subordinated debt due to related parties	9,000	15,000
Capital leases and other loans	957	890

	274,803	270,570
Less current portion	(9,124)	(20,115)

	$265,679	$250,455

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2012:

•	Outstanding borrowings of $29.4 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 1.25%;

•	$217.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%;

•

Outstanding borrowings of $10.0 million on the FCB loan with interest payments due at the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%;

•

Outstanding borrowings of $15.0 million due to related parties at an interest rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver plus 2% per annum; and

•	Commitment fee of 0.60% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2011 and September 30, 2012 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at September 30, 2012 for each of the next five years and thereafter are as follows:

Amount
For the Twelve Months Ended September 30,	(Dollars in thousands)
2013	$20,115
2014	3,849
2015	29,459
2016	71
2017	216,635
Thereafter	441

$270,570

NOTE 10. DEFERRED FINANCING COSTS

Deferred financing costs consist of bond issue costs associated with the 9 5/8% Notes and bank loan fees associated with the Revolver and FCB Loan. The capitalized costs are being amortized over the debt term on a straight-line basis. Deferred financing costs consist of the following:

	As of December 31, 2011	As of September 30, 2012
	(Dollars in thousands)
Bond issue costs	$4,219	$3,313
Bank loan fees	1,270	1,066

	$5,489	$4,379

NOTE 11. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of September 30, 2012
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$16,604	$(12,267)	$4,337
Domain and brand names	8,782	(6,968)	1,814
Favorable and assigned leases	1,649	(1,587)	62
Other amortizable intangible assets	3,891	(3,620)	271

	$30,926	$(24,442)	$6,484

	As of December 31, 2011
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$15,519	$(11,372)	$4,147
Domain and brand names	8,227	(6,436)	1,791
Favorable and assigned leases	1,649	(1,536)	113
Other amortizable intangible assets	3,891	(3,473)	418

	$29,286	$(22,817)	$6,469

Based on the amortizable intangible assets as of September 30, 2012, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2012 (July – Dec)	$557
2013	2,151
2014	1,829
2015	1,160
2016	426
Thereafter	361

Total	$6,484

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

Options to purchase 1,707,025 and 2,089,524 shares of Class A common stock were outstanding at September 30, 2011 and 2012, respectively. There were no outstanding restricted stock awards as of September 30, 2011 or 2012. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. As of September 30, 2011 and 2012, there were 200,108 and 695,025 dilutive shares, respectively.

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

As of September 30, 2012, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

NOTE 14. INCOME TAXES

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.3 million as of September 30, 2011 and a net decrease of $2.1 million as of September 30, 2012. At December 31, 2011, we had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. During the three months ending September 30, 2012, we released a portion of the reserve related to state income taxes for which the statute of limitations has expired. In addition, we have re-evaluated our position related to the reasoning for establishing the reserve and determined that additions to the reserve are no longer applicable. Accordingly, as the statute of limitations expires for each tax year, an additional portion of the reserve will be released.

Valuation Allowance (Deferred Taxes)

For financial reporting purposes, we recorded a valuation allowance of $0.2 million as of September 30, 2012 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2012
Net revenue	$45,895	$7,800	$3,024	$—	$56,719
Operating expenses	30,628	5,825	2,980	4,643	44,076

Operating income (loss) before depreciation, amortization , impairment of long-lived assets and (gain) loss on disposal of assets	$15,267	$1,975	$44	$(4,643)	$12,643

Depreciation	2,059	604	109	311	3,083
Amortization	19	473	2	—	494
Impairment of long-lived assets	—	—	—	—	—
(Gain) loss on disposal of assets	588	—	—	(1)	587

Operating income (loss) from continuing operations	$12,601	$898	$(67)	$(4,953)	$8,479

Three Months Ended September 30, 2011
Net revenue	$44,793	$6,686	$3,024	$—	$54,503
Operating expenses	29,198	5,080	2,890	4,285	41,453

Operating income (loss) before depreciation, amortization , impairment of long-lived assets and (gain) loss on disposal of assets	$15,595	$1,606	$134	$(4,285)	$13,050
Depreciation	2,182	519	87	311	3,099
Amortization	35	580	18	—	633
(Gain) loss on disposal of assets	53	(28)	—	7	32

Operating income (loss) from continuing operations	$13,325	$535	$29	$(4,603)	$9,286

Nine months Ended September 30, 2012
Net revenue	$136,224	$23,269	$9,136	$—	$168,629
Operating expenses	90,289	17,858	8,951	14,314	131,412

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on disposal of assets	$45,935	$5,411	$185	$(14,314)	$37,217

Depreciation	6,194	1,746	305	905	9,150
Amortization	86	1,531	7	1	1,625
Impairment of long-lived assets	5,608	—	—	—	5,608
(Gain) loss on disposal of assets	553	7	—	3	563

Operating income (loss) from continuing operations	$33,494	$2,127	$(127)	$(15,223)	$20,271

Nine months Ended September 30, 2011
Net revenue	$132,929	$19,168	$9,009	$—	$161,106
Operating expenses	86,054	15,457	8,541	13,040	123,092

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on disposal of assets	$46,875	$3,711	$468	$(13,040)	$38,014

Depreciation	6,670	1,569	224	935	9,398
Amortization	101	1,619	114	1	1,835
(Gain) loss on disposal of assets	(4,487)	(12)	—	156	(4,343)

Operating income (loss) from continuing operations	$44,591	$535	$130	$(14,132)	$31,124

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of September 30, 2012
Property, plant and equipment, net	$84,018	$6,268	$1,307	$9,075	$100,668
Broadcast licenses	373,720	—	—	—	373,720
Goodwill	3,881	16,104	1,337	8	21,330
Other indefinite-lived intangible assets	—	—	1,961	—	1,961
Amortizable intangible assets, net	125	6,343	13	3	6,484

As of December 31, 2011
Property, plant and equipment, net	$95,295	$5,752	$1,233	$8,942	$111,222
Broadcast licenses	371,420	—	—	—	371,420
Goodwill	3,873	14,874	1,337	8	20,092
Other indefinite-lived intangible assets	—	—	1,961	—	1,961
Amortizable intangible assets, net	211	6,235	19	4	6,469

NOTE 17. SUBSEQUENT EVENTS

On October 2, 2012, we acquired Godvine.com for $4.2 million. Godvine.com is a website with family-friendly videos that expands our online presence and audience reach.

On October 19, 2012, we entered into an agreement to purchase radio station WJKR-FM in Columbus, Ohio for $4.0 million. We began programming this station under an LMA agreement as of November 1, 2012. The purchase is subject to the approval by the FCC and is expected to close in the first quarter of 2013.

On November 6, 2012, we gave notice to redeem $4.0 million of our 9 5/8% Notes at a price equal to 103% of the face value on December 12, 2012.

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

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Additionally, we experience increased demand for advertising during election years by way of political advertisements. Quarterly revenue from the sale of block programming time does not tend to vary significantly because program rates are generally set annually and are recognized on a per program basis. We currently program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 25 News Talk stations, 11 Contemporary Christian Music stations, 10 Business format stations, and 7 Spanish-language Christian Teaching and Talk stations. The business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The following factors affected our results of operations and cash flows for the three months ended September 30, 2012 as compared to the same period of the prior year:

Financing

•	On September 28, 2012, we paid a quarterly common stock dividend of $0.9 million, or $0.035 per share.

•

On September 12, 2012, we amended and restated the original affiliate line of credit with Roland S. Hinz, a Salem board member, to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million, the full amount of which was outstanding at September 30, 2012.

Acquisitions

•	On August 31, 2012, we completed the acquisition of radio station WLCC-AM, Tampa, Florida, for $1.2 million.

•	On August 30, 2012, we purchased SermonSpice.com for $3.0 million.

Net Broadcasting Revenue

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$44,793	$45,895	$1,102	2.5%	82.2%	80.9%
Same Station Net Broadcast Revenue	$44,763	$45,721	$958	2.1%

Net broadcast revenues increased over the same period of the prior year due to a $1.1 million increase in political advertisements as well as a $0.3 million increase in block programming revenue primarily on our Christian Teaching and Talk format stations partially offset by a reduction in the number of infomercials. Increases in block programming revenues reflect annual rate increases and additional time sold. Increases in advertising revenues reflect higher volume due to advertisers purchasing more air-time or participation in listener purchasing programs.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source:

	Three Months Ended September 30,
	2011		2012
	(Dollars in thousands)
Block program time:
National	$10,913	24.3%	$10,992	24.0%
Local	7,673	17.1%	7,972	17.4%

	18,586	41.4%	18,964	41.3%
Advertising:
National	3,424	7.6%	3,570	7.8%
Local	15,750	35.2%	15,730	34.2%

	19,174	42.8%	19,300	42.0%
Infomercials	1,603	3.6%	1,487	3.2%
Network	3,521	7.9%	4,173	9.1%
Other	1,909	4.3%	1,971	4.3%

Net broadcast revenue	$44,793	100.0%	$45,895	100.0%

Internet Revenue

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$6,686	$7,800	$1,114	16.7%	12.3%	13.8%

The increases in Internet revenue reflect improving overall economic conditions, a higher demand for Internet advertisements, and growth from our Internet acquisitions that typically generate revenues across all of our web-based platforms. Banner advertisements, including those on our station websites, increased $1.1 million, including $0.3 million of political revenue, primarily due to higher demand for placement from our advertisers and secondarily to rate increases.

Publishing Revenue

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$3,024	$3,024	$—	—%	5.5%	5.3%

Publishing revenue increased from higher submission fees and book sales with Xulon Press that were offset by declines in subscription revenues from our print magazines as a result of a lower number of subscribers.

Broadcast Operating Expenses

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$29,198	$30,628	$1,430	4.9%	53.6%	54.0%
Same Station Net Broadcast Operating Expenses	$29,117	$30,452	$1,335	4.6%

Increases in broadcast operating expenses include higher variable costs associated with revenue growth. These costs include a $0.7 million increase in personnel-related costs including commissions, a $0.5 million increase in bad debt expense, a $0.2 million increase in facility related costs, and a $0.1 million increase in music license fees. These increases were partially offset by a reduction in advertising expense of $0.1 million.

Internet Operating Expenses

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$5,080	$5,825	$745	14.7%	9.3%	10.3%

Internet operating expenses increased due to higher variable costs associated with revenue growth, including a $0.4 million increase in personnel-related costs including commissions and a $0.3 million increase in advertising expense.

Publishing Operating Expenses

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$2,890	$2,980	$90	3.1%	5.3%	5.3%

Operating expenses for Xulon Press increased due to higher variable costs associated with revenue growth. These costs include an increase of $0.2 million in personnel related costs including commissions. This was partially offset by a decrease in our publishing printing costs associated with reduced distribution levels of our print magazines.

Corporate Expenses

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$4,285	$4,643	$358	8.4%	7.9%	8.2%

Corporate expenses include shared general and administrative services. Higher costs include a $0.2 million increase in personnel-related costs primarily due to strategic new-hires, a $0.1 million increase in non-cash stock-based compensation expense and a $0.1 million increase in accounting and public reporting costs.

Depreciation Expense

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$3,099	$3,083	$(16)	(0.5)%	5.7%	5.4%

Depreciation expense decreased due to lower levels of capital expenditures and lower levels of acquisitions, primarily in our broadcast operating segment as compared to prior years.

Amortization Expense

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$633	$494	$(139)	(22.0)%	1.2%	0.9%

The decrease in amortization expense reflects the impact of higher amortization recognized during 2011 for intangibles, such as advertising agreements, customer lists and domain names, which were acquired during that year and prior years with useful lives ranging from one to five years.

(Gain)/Loss on Disposal of Assets

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
(Gain)/Loss on Disposal of Assets	$32	$587	$555	1,734.4%	0.1%	1.0%

The net loss on disposal of assets for the three months ended September 30, 2012 and 2011 represents gains and losses from various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale.

Other Income (Expense), Net

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$57	$24	$(33)	(57.9)%	0.1%	—%
Interest Expense	(6,826)	(6,127)	699	(10.2)%	(12.5)%	(10.8)%
Loss on Early Redemption of Long-Term Debt	(305)	—	(305)	(100.0)%	(0.6)%	—%
Other Income (Expense)	3	60	57	1,900.0%	—%	0.1%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on our 9 5/ 8% Notes, partially offset by higher interest on the outstanding balances on our Revolver, line of credit with First California Bank and subordinated debt due to related parties. Other income and expense, net relates to royalty income from real estate properties.

Loss on early retirement of debt of $0.3 million for the three months ended September 30, 2011 represents the redemption in each period of $5.0 million of the 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$526	$(971)	$(1,497)	(284.5)%	1.0%	(1.7)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $1.0 million for the three months ended September 30, 2012 compared to a provision of $0.5 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 39.9% for the three months ended September 30, 2012 compared to 40.0% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 23.8% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards. During the three months ending September 30, 2012, we released a portion of the reserve related to state income taxes for which the statute of limitations has expired. In addition, we have re-evaluated our position related to the reasoning for establishing the reserve and determined that additions to the reserve are no longer applicable. Accordingly, as the statute of limitations expires for each tax year, an additional portion of the reserve will be released.

Loss from Discontinued Operations, Net of Tax

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011		2012
	(Dollars in thousands)				% of Total Net Revenue
Loss from Discontinued Operations, Net of Tax	$(204)	$(39)	$165	(80.8)%	(0.4	) %	(0.1)%

The loss from discontinued operations for the three months ended September 30, 2012 and 2011 relate to the operating results of Samaritan Fundraising that ceased operations in December 2011.

Net Income (Loss)

	Three Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$1,485	$3,368	$1,883	126.8%	2.7%	5.9%

Net income increased due primarily to higher revenue from political advertisements and our Internet business partially offset by higher operating costs. Additionally, there was a $0.7 million decrease in interest expense and a $1.5 million decrease in our tax provision as discussed above.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The following factors affected our results of operations and cash flows for the nine months ended September 30, 2012 as compared to the same period of the prior year:

Financing

•

On May 21, 2012, we entered into a new Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. At September 30, 2012, our leverage ratio was 4.97 to 1 and our interest coverage ratio was 2.18 to 1. We were in compliance with our debt covenants under the FCB Loan at September 30, 2012, and we remain in compliance.

•

On May 21, 2012, we entered into an affiliate line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original affiliate line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million. At December 31, 2011 and September 30, 2012, $9.0 million and $15.0 million, respectively, was outstanding under all Affiliate Lines of Credit.

•

On March 8, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Common stock dividends of $0.9 million, or $0.035 per share, were paid on March 31, 2012, June 29, 2012 and September 28, 2012, respectively to all common stockholders of record. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding, we expect to pay total annual common stock dividends of approximately $3.4 million.

Acquisitions

•	On August 31, 2012, we completed the acquisition of radio station WLCC-AM, Tampa, Florida, for $1.2 million.

•	On August 30, 2012, we purchased the Internet site SermonSpice.com for $3.0 million.

•	On May 15, 2012, we purchased the Internet sites Churchangel.com and rchurch.com for $0.2 million.

•	On April 10, 2012, we completed the acquisition of radio station WKDL-AM in Warrenton, Virginia for $30,000. We began programming the station upon the close of the transaction.

•

On January 13, 2012, we completed the acquisition of radio station KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a Time Brokerage Agreement with the current owner on November 1, 2011.

Dispositions

•	On March 16, 2012, we completed the sale of radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million in cash. The sale resulted in a pre-tax gain of $0.2 million.

Net Broadcasting Revenue

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$132,929	$136,224	$3,295	2.5%	82.5%	80.8%
Same Station Net Broadcast Revenue	$132,359	$135,456	$3,097	2.3%

Net broadcast revenues increased due to overall improving economic conditions and a greater demand for radio air time as compared to the same period of the prior year. Included in these results are a $1.7 million increase in political advertisements and a $1.7 million increase in block programming revenue primarily from our Christian Teaching and Talk formatted stations. Overall, increases in national advertising reflect higher sales volume due to advertisers purchasing more air-time. These increases were partially offset by a decline of $0.4 million in local spot advertising sales.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Nine Months Ended September 30,
	2011		2012
	(Dollars in thousands)
Block program time:
National	$32,034	24.1%	$32,431	23.8%
Local	22,760	17.1%	24,076	17.7%

	54,794	41.2%	56,507	41.5%
Advertising:
National	9,987	7.5%	10,414	7.6%
Local	47,328	35.6%	46,939	34.5%

	57,315	43.1%	57,353	42.1%
Infomercials	4,742	3.6%	4,737	3.5%
Network	10,841	8.2%	11,850	8.7%
Other	5,237	3.9%	5,777	4.2%

Net broadcast revenue	$132,929	100.0%	$136,224	100.0%

Internet Revenue

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$19,168	$23,269	$4,101	21.4%	11.9%	3.8%

The increases in Internet revenue reflect improving overall economic conditions, a higher demand for Internet advertisements, and growth from our Internet acquisitions that typically generate revenues across all of our web-based platforms. Banner advertisements, including those on our station websites, increased $3.2 million, including $0.6 million of political revenue, due to higher demand for placement from our advertisers and secondarily to rate increases and a $0.9 million increase in video and graphic downloads.

Publishing Revenue

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$9,009	$9,136	$127	1.4%	5.6%	5.4%

Publishing revenue increased from higher submission fees and book sales with Xulon Press that were partially offset by declines in subscription revenues from our print magazines as a result of a lower number of subscribers.

Broadcast Operating Expenses

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$86,054	$90,289	$4,235	4.9%	53.4%	53.5%
Same Station Net Broadcast Operating Expenses	$85,684	$89,567	$3,883	4.5%

Broadcast operating expenses increased due to higher variable expenses associated with higher revenues, including a $2.4 million increase in personnel-related costs including commissions, a $0.7 million increase in facility related costs, a $0.4 million increase in advertising expenses, a $0.4 million increase in production and programming costs, a $0.2 million increase in music license fees and a $0.1 million increase in professional services partially offset by a reduction in bad debt expense of $0.2 million and a decrease in repairs and maintenance costs of $0.1 million.

Internet Operating Expenses

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$15,457	$17,858	$2,401	15.5%	9.6%	10.6)%

Internet operating expenses increased due to higher variable expenses associated with higher revenues, including a $1.5 million increase in personnel-related costs including commissions, a $0.5 million increase in royalty expense, a $0.3 million increase in advertising expense and a $0.1 million increase in streaming and hosting.

Publishing Operating Expenses

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$8,541	$8,951	$410	4.8%	5.3%	5.3%

Operating expenses for Xulon Press increased due to higher variable costs associated with revenue growth. These costs include an increase of $0.3 million in personnel related costs including commissions and a $0.1 million increase in advertising expense. This was offset by a decrease in our publishing printing costs associated with reduced distribution levels of our print magazines.

Corporate Expenses

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$13,040	$14,314	$1,274	9.8%	8.1%	8.5%

Corporate expenses include shared general and administrative services. Higher costs include a $0.8 million in personnel-related costs primarily due to strategic new-hires, a $0.2 million increase in non-cash stock-based compensation expense and a $0.2 million increase in accounting and public reporting costs.

Depreciation Expense

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$9,398	$9,150	$(248)	(2.6)%	5.8%	5.4%

Depreciation expense decreased due to lower levels of capital expenditures and acquisition related activity, primarily in our broadcast operating segment as compared to prior years.

Amortization Expense

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$1,835	$1,625	$(210)	(11.4)%	1.1%	1.0%

The decrease in amortization expense reflects the impact of higher amortization recognized during 2011 for intangibles, such as advertising agreements, customer lists and domain names that were acquired during that year and prior years with useful lives ranging from one to five years.

Impairment of Long-Lived Assets

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$—	$5,608	$5,608	100.0%	—%	3.3%

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

(Gain)/Loss on Disposal of Assets

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
(Gain)/Loss on Disposal of Assets	$(4,343)	$563	$4,906	(113.0)%	(2.7)%	0.3%

The net gain on disposal of assets for the nine months ended September 30, 2012, includes a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island, partially offset by various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale. The net gain on disposal of assets for the same period of the prior year includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, partially offset by various fixed asset and equipment disposals.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011		2012
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$154	$83	$(71)	(46.1)%	0.1%		—%
Interest Expense	(21,125)	(18,787)	2,338	(11.1)%	(13.1	) %	(11.1)%
Loss on Early Redemption of Long-Term Debt	(1,395)	(893)	502	(36.0)%	(0.9	) %	(0.5)%
Other Income (Expense)	(20)	71	91	(455.0)%	—%		—%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on our 9 5/ 8% Notes, partially offset by higher interest on the outstanding balances on our Revolver and subordinated debt. Other income and expense, net relates to royalty income from real estate properties.

Loss on early retirement of debt of $0.9 million for the nine months ended September 30, 2012 compared to $1.4 million for the same period of the prior year represents the redemption in each period of $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value and an open market repurchase of $5.0 million of bonds in September 2011 for $5.1 million, or at a price equal to 102 7/8% of the face value.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Provision for (Benefit from) Income Taxes	$3,405	$(1,768)	$(5,173)	(151.9)%	2.1%	(1.0)%

In accordance with FASB ASC Topic 740 “Income Taxes,” our benefit from income taxes was $1.8 million for the nine months ended September 30, 2012 compared to a tax provision of $3.4 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 237.3% for the nine months ended September 30, 2012 compared to 39% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards. During the nine months ending September 30, 2012, we released a portion of the reserve related to state income taxes for which the statute of limitations has expired. In addition, we have re-evaluated our position related to the reasoning for establishing the reserve and determined that additions to the reserve are no longer applicable. Accordingly, as the statute of limitations expires for each tax year, an additional portion of the reserve will be released.

Loss from Discontinued Operations, Net of Tax

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Loss from Discontinued Operations, Net of Tax	$(161)	$94	$67	(41.5)%	(0.1)%	(0.1)%

The loss from discontinued operations for the nine months ended September 30, 2012 and 2011 relate to the operating results of Samaritan Fundraising that ceased operations in December 2011.

Net Income (Loss)

	Nine Months Ended September 30,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$5,172	$2,419	$(2,753)	(53.2)%	3.2%	1.4%

The decrease in net income is due to a $10.0 million decrease in net operating income as a result of higher operating costs as discussed above, including the $5.6 million impairment of long-lived assets that was partially offset by a $1.6 million decrease in interest expense and a $3.7 million decrease in our tax provision.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

STATION OPERATING INCOME. SOI decreased $0.3 million, or 2.1%, to $15.3 million for the three months ended September 30, 2012, compared to $15.6 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 33.3% for the three months ended September 30, 2012 from 34.8% for the same period of the prior year. On a same station basis, SOI decreased $0.3 million, or 2.4%, to $15.3 million for the three months ended September 30, 2012 from $15.6 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 33.4% for the three months ended September 30, 2012 from 35.0% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the three months ending September 30, 2012 compared to the same period of the prior year.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

STATION OPERATING INCOME. SOI decreased $1.0 million, or 2.0%, to $45.9 million for the nine months ended September 30, 2012, compared to $46.9 million for the same period of the prior year. As a percentage of net broadcast revenue, SOI decreased to 33.7% for the nine months ended September 30, 2012 from 35.3% for the same period of the prior year. On a same station basis, SOI decreased $0.8 million, or 1.7%, to $45.9 million for the nine months ended September 30, 2012 from $46.7 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 33.9% for the nine months ended September 30, 2012 from 35.3% for the same period of the prior year. The decline in SOI is primarily due to higher operating expenses, including personnel related costs during the three months ending September 30, 2012 compared to the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to operating income (as presented in our condensed consolidated financial statements) for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(Dollars in thousands)
Station Operating Income	$15,595	$15,267	$46,875	$45,935
Plus Internet revenue	6,686	7,800	19,168	23,269
Plus publishing revenue	3,024	3,024	9,009	9,136
Less Internet operating expenses	(5,080)	(5,825)	(15,457)	(17,858)
Less publishing operating expenses	(2,890)	(2,980)	(8,541)	(8,951)
Less corporate expenses	(4,285)	(4,643)	(13,040)	(14,314)
Less depreciation and amortization	(3,732)	(3,577)	(11,233)	(10,775)
Less impairment of long-lived assets	—	—	—	(5,608)
Less gain (loss) on disposal of assets	(32)	(587)	4,343	(563)

Operating income from continuing operations	$9,286	$8,479	$31,124	$20,271

Plus interest income	57	24	154	83
Less interest expense	(6,826)	(6,127)	(21,125)	(18,787)
Less loss on early redemption of long-term debt	(305)	—	(1,395)	(893)
Less other income (expense), net	3	60	(20)	71
Less provision for (benefit from) income taxes	(526)	971	(3,405)	1,768
Less discontinued operations	(204)	(39)	(161)	(94)

Net income	$1,485	$3,368	$5,172	$2,419

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter advertising revenue for the three and nine months ended September 30, 2012 was approximately $1.4 million and $4.0 million, respectively, and $1.4 million and $4.1 million, respectively, for the same period of the prior year. Barter expenses were approximately the same as barter revenue for each period.

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

Accounting for discontinued operations

We regularly review underperforming assets to determine if a sale might be a better way to monetize the assets. When a station, group of stations, or other asset groups are considered for sale, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 205-20 “Discontinued Operations.” This pronouncement specifies that the operations and cash flow of the entity disposed of, or to be sold, have or will be eliminated from the ongoing operations as a result of the disposal and that we will not have significant continuing involvement in the operations after the disposal transaction. For our radio stations, we define a cluster as a group of radio stations operating in the same geographic market, sharing the same building, equipment, and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results. General Managers are compensated based on the results of their cluster as a whole, not the results of any individual radio stations. We have determined that a radio market qualifies for a discontinued operation when management, having the authority to approve the action, commits to a plan to sell the asset (disposal group), the sale is probable, and the sale will result in the exit of a particular geographic market.

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

Goodwill and other indefinite-lived intangible assets

Approximately 70% of our total assets as of September 30, 2012, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” We recorded an increase in our unrecognized tax benefits of $0.2 million as of September 30, 2011 and a net decrease of $2.1 million as of September 30, 2012. At December 31, 2011, we had $3.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.1 million accrued for the related interest, net of federal income tax benefits, and $0.02 million for the related penalty recorded in income tax expense on our Condensed Consolidated Statements of Operations. During the nine months ending September 30, 2012, we released a portion of the reserve related to state income taxes for which the statute of limitations has expired. In addition, we have re-evaluated our position related to the reasoning for establishing the reserve and determined that additions to the reserve are no longer applicable. Accordingly, as the statute of limitations expires for each tax year, an additional portion of the reserve will be released.

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $0.2 million as of September 30, 2012 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

Cash Flows

Cash and cash equivalents increased $0.1 million to $0.2 million as of September 30, 2012 compared to $0.1 million as of the December 31, 2011. Working capital decreased $7.8 million to ($2.3) million as of September 30, 2012, compared to $5.5 million as of December 31, 2011 primarily due to the short-term affiliate lines of credit.

The following events impacted our liquidity and capital resources during the nine months ended September 30, 2012:

•	Capital expenditures increased $0.5 million to $6.4 million from $5.9 million for same period of the prior year;

•	Our Day’s Sales Outstanding “DSO” improved to 68 days as of September 30, 2012 from 69 days for the same period of the prior year;

•	Cash paid for acquisitions was $6.5 million;

•

Our net cash outflows toward outstanding debt decreased $22.6 million to $4.4 million from $27.0 million for the same period of the prior year due to additional funding from the new First California Bank loan and new affiliate lines of credit, both of which have favorable interest rates as compared to our existing debt;

•	We paid common stock dividends of $2.6 million cash, or $0.10 per share, during the nine months ending September 2012; and

•	Our net income from continuing operations decreased $2.8 million to $2.4 million from $5.3 million for the same period of the prior year.

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

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance based on the Applicable Fee Rate in the above table. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At September 30, 2012 the blended interest rate on amounts outstanding under the Revolver was 3.29%. We believe that our borrowing capacity under the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 6.25 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of September 30, 2012, our leverage ratio was 4.97 to 1 and our interest coverage ratio was 2.18 to 1. We were in compliance with our debt covenants under the Revolver at September 30, 2012, and we remain in compliance.

Our parent company, Salem Communications Corporation, has no independent assets or operations, the subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/ 8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2011 and September 30, 2012, accrued interest on the 9 5/8% Notes was $1.0 million and $6.2 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the three and nine months ended September 30, 2012 and 2011, approximately $48,000 and $0.1 million, respectively, of the discount has been recognized as interest expense.

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

On December 12, 2011, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issues costs associated with the 9 5/8% Notes.

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

The carrying value of the 9 5/8% Notes was $233.8 million and $216.5 million at December 31, 2011 and September 30, 2012, respectively.

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

We are required to repay the FCB Loan as follows: (a) twenty three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan may be prepaid at any time subject to a minimum interest charge of Fifty Dollars ($50). If an event of default occurs on the FCB Loan, the Interest Rate may increase by 5.00% per annum. At September 30, 2012, the outstanding principal balance on the FCB loan was $8.8 million with approximately $26,900 of accrued interest.

The FCB Loan is unsecured and is subordinate in all respects to our existing Revolver. Our obligations under the FCB Loan are guaranteed by personal guaranties executed in favor of FCB by Edward G. Atsinger III, Salem’s CEO and board member, Mr. Stuart Epperson, Salem’s Chairman of the Board and board member and trusts controlled by these two individuals. With respect to financial covenants, the FCB Loan includes a maximum leverage ratio of 6.25 to 1.0 through December 31, 2012, 6.00 to 1.0 from January 1, 2013 through December 31, 2013, and 5.50 to 1.0 from January 1, 2014 through maturity; and a minimum interest coverage ratio of 1.5 to 1. The FCB Loan also includes other customary negative covenants that restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. At September 30, 2012, our leverage ratio was 4.97 to 1 and our interest coverage ratio was 2.18 to 1. We were in compliance with our debt covenants under the FCB Loan at September 30, 2012, and we remain in compliance.

Subordinated Lines of Credit with Related Parties

On November 17, 2011, we entered into Affiliate Lines of Credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we entered into a line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit (“LOC”) in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million (together, the “Affiliate Lines of Credit”).

The proceeds of the Affiliate Lines of Credit may be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each Affiliate Line of Credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each Affiliate Line of Credit must be repaid within three months from the time that such amounts are borrowed, with the exception of the LOC with Mr. Hinz, which must be repaid within six (6) months from the time that such amounts are borrowed. The Affiliate Lines of Credit do not contain any covenants. At December 31, 2011 and September 30, 2012, $9.0 million and $15.0 million, respectively, was outstanding under these Affiliate Lines of Credit.

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

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31, 2011	As of September 30, 2012
	(Dollars in thousands)
Revolver under senior credit facility	$31,000	$29,369
9 5/8% senior secured second lien notes due 2016	233,846	216,561
Subordinated debt	—	8,750
Subordinated debt due to related parties	9,000	15,000
Capital leases and other loans	957	890

	274,803	270,570
Less current portion	(9,124)	(20,115)

	$265,679	$250,455

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of September 30, 2012:

•	Outstanding borrowings of $29.4 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 1.25%;

•	$217.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%;

•

Outstanding borrowings of $10.0 million on the FCB loan with interest payments due at the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%;

•

Outstanding borrowings of $15.0 million due to related parties at an interest rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver plus 2% per annum; and

•	Commitment fee of 0.60% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various office equipment. The obligation recorded at December 31, 2011 and September 30, 2012 represents the present value of future commitments under the lease agreements.

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2012. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2012, we had no off-balance sheet arrangements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

SALEM COMMUNICATIONS CORPORATION
November 9, 2012
By: /s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
(Principal Executive Officer)
November 9, 2012
By: /s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith

10.19.02	Amended and Restated Affiliate Line of Credit, dated as of September 12, 2012 between Salem Communications Corporation and Roland S. Hinz.	8-K	000-26497	09/17/12	99.1

23.3	Consent of Bond & Pecaro					X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.					X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.					X

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.