Form 10-K
period 2012-12-31
SALEM COMMUNICATIONS CORP /DE/
filed 2013-03-01
CIK 1050606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-26497

SALEM COMMUNICATIONS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0121400
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4880 SANTA ROSA ROAD CAMARILLO, CALIFORNIA	93012 ( ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of the Exchange on which registered
Class A Common Stock, $0.01 par value per share	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26,005,840 based on the closing sale price as reported on the NASDAQ Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 20, 2013
Common Stock, $0.01 par value per share	19,004,901 shares

Class B	Outstanding at February 20, 2013
Common Stock, $0.01 par value per share	5,553,696 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2013	Part III, Items 10, 11, 12, 13 and 14

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

All metropolitan statistical area (“MSA”) rank information used in this report, excluding information concerning The Commonwealth of Puerto Rico, is from the Fall 2012 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company (“Arbitron”). According to the Radio Market Survey, the population estimates used are based upon the 2010 U.S. Bureau Census estimates updated and projected to January 1, 2013 by Nielsen Claritas, Inc.

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

Broadcast Programming Strategy

Our foundational business is the ownership and operation of radio stations in large metropolitan markets. We believe that we are the largest commercial U.S. radio broadcasting company delivering Christian and conservative opinion content as measured by our number of radio stations and audience coverage. Upon the close of all announced transactions, we will own and/or operate a national portfolio of 99 radio stations in 38 markets, including 61 stations in 22 of the top 25 markets, which consists of 29 FM stations and 70 AM stations. We are one of only three commercial radio broadcasters with radio stations in all of the top 10 markets. We are the sixth largest operator measured by number of stations overall and the third largest operator measured by number of stations in the top 25 markets. We also program the Family Talk™ Christian-themed talk format station on SiriusXM Channel 131.

Our broadcast business also includes Salem Radio Network® (“SRN”), a wholly owned national radio network syndicating music, news and talk programs to over approximately 2,400 affiliated radio stations, in addition to those stations that we own and operate. We also own and operate Salem Media Representatives® (“SMR”), a national advertising sales firm with offices in 11 U.S. cities, and SRN News Network (“SNN”), Salem Music Network (“SMN”), Solid Gospel Network (“SGN”), and Vista Media Representatives (“VMR”). Like SRN, SNN, SMN and SGN are radio networks that produce and distribute talk, news and music programming to numerous radio stations in the U.S., including some of our own stations. SMR and VMR sell commercial airtime to national advertisers on our radio stations and our networks, as well as for independent radio station affiliates.

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

We program our radio stations in five main formats. Through the strength of our Christian Teaching and Talk format, the influence of our News Talk format, the continued popularity of our Contemporary Christian Music format, and the roll-out of our Spanish Language Christian Teaching and Talk and Business formats, we believe that we are well-positioned to continually improve our leadership role in Christian and family-themed and conservative news talk radio.

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

Block Programming. Our national station platform and focused programming strategy provides us with the ability to sell blocks of airtime to a variety of religious and charitable organizations that create compelling radio programs. Historically, more than 95% of our block programming partners renew their annual relationships with us. Based on these renewal rates, we believe that block programming provides a steady and consistent source of revenue and cash flows. Our top ten programmers have remained relatively constant and average nearly 25 years on-air. Over the last five years, block programming revenue has comprised from 38% to 41% of our total net broadcast revenue.

News Talk. We currently program 27 of our radio stations in a News Talk format. Our research shows that our News Talk format is highly complementary to our core Christian Teaching and Talk format. As programmed by Salem, both of these formats express conservative views and family values. Our News Talk format also provides for the opportunity to leverage syndicated talk programming produced by our network, SRN. SRN’s nationally syndicated programs are distributed nationally through approximately 2,400 affiliated radio stations. The syndication of our programs through SRN allows us to reach listeners in markets where we do not own or operate stations.

Contemporary Christian Music- The FISH®. We currently program 11 radio stations in a Contemporary Christian Music (“CCM”) format, branded The FISH® in most markets. Through the CCM format, we are able to bring listeners the words of inspirational recording artists, set to upbeat contemporary music. Our music format, branded “Safe for the Whole Family®”, features sounds that listeners of all ages can enjoy and lyrics that can be appreciated. The CCM genre continues to be popular. We believe that this listener base is underserved in terms of radio coverage, particularly in larger markets, and that our stations fill an otherwise void area in listener choices.

Spanish Language Christian Teaching and Talk. We currently program seven of our radio stations in a Spanish Language Christian Teaching and Talk format. This format is similar to our core Christian Teaching and Talk format in that it broadcasts biblical and family-themed programming for our Spanish-speaking audiences. However, block programming on our Spanish Language Christian Teaching and Talk stations is primarily local rather than national.

Business. We currently program 10 of our radio stations in a business format. We introduced the business format during 2009, with additional markets introduced in 2010 and 2011. Our business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format in that it features long-form block programming.

SiriusXM Satellite Radio. Our satellite radio station, SiriusXM Channel 131, is the exclusive Christian Teaching and Talk channel on SiriusXM, reaching the entire nation 24 hours a day, seven days a week.

Salem Web Network™ Online Media Strategy

Salem Web Network (“SWN”), our Internet business, includes our websites providing Christian and conservative themed content, audio and video streaming, and other resources on the web. SWN’s Internet web portals include OnePlace.com, Christianity.com, Crosswalk.com, BibleStudyTools.com, GodTube.com, Townhall.com®, HotAir.com, WorshipHouseMedia.com, SermonSpice.com, GodVine.com and Jesus.org. SWN’s content is also accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates our radio station websites and Salem Consumer Products (“SCP”), a website offering books, DVD’s and editorial content developed by many of our on-air radio personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Consolidated Statements of Operations.

Our online business strategy is to build a robust web-based platform designed for audiences interested in Christian and family-themed content and conservative news talk. The Internet continues to change the way in which media is delivered to audiences. Continual advancements with online search engines and social media sites provide consumers with numerous methods to locate specific information and content online. These advancements have also enabled a large number of individuals to create and publish content that may or may not be tailored to that specific consumer. Our talent, including our on-air personalities, provides web-based commentaries, programs, text, audio and video content that we believe to be knowledge-based, credible and reliable. This highly specific web-based content provides our advertisers a unique and powerful way to reach their targeted audiences. We believe that our content is decidedly relevant and valuable with long-term advantages in providing advertisers a useful tool to match their advertisements with our audiences.

During 2012, we acquired SermonSpice.com, an online provider of church media for local churches and ministries and GodVine.com, an online site with primarily video content shared by users in an interactive environment.

Salem Publishing™ Printing Strategy

Our production and distribution of Christian and conservative content extends to print media through Salem Publishing™. Salem Publishing™ produces and distributes the following Christian and conservative opinion print magazines: Homecoming® The Magazine, YouthWorker Journal™, Singing News™, FaithTalk Magazine™, Preaching Magazine™ and Townhall Magazine™. Salem Publishing also includes Xulon Press™, a print-on-demand self-publishing service for Christian authors. The revenues generated from this segment are reported as publishing revenue on our Consolidated Statements of Operations.

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

Technical Improvements

We rely on continued technical improvements to expand our broadcasting, Internet and publication footprint. We focus on identifying ways to improve our radio station broadcast signals so that they can reach as many listeners as possible, both during the day and at night. We have completed numerous enhancements to increase the coverage of our signals. In 2012, we began an upgrade to our radio station traffic and billing system, which is expected to be fully implemented in all markets by the end of 2013 and we continued upgrades and enhancements to our data center storage sites. During 2011, our satellite distribution platform was expanded to include the WEGENER® 6240 store-forward DVB Receiver. We launched numerous iPhone® applications including one for our BibleStudyTools. All of our radio stations, in addition to some of our web portals, have iPhone and android applications.

Advertising Sales Professionals

We have assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture that rewards selling efforts through a commission and bonus compensation structure. We hire sales professionals for each of our markets, as well as for our Internet and publishing divisions that are capable of selling integrated or stand-alone advertisements. We provide our sales professionals with the resources necessary to compete effectively in the marketplace. We utilize various sales strategies to sell and market our platforms as stand-alone products or in combination with other offerings. We tailor our platform to meet each advertiser’s needs, including the geographic coverage area, event sponsorships and special features, Internet promotions, e-mail sponsorships, and-/or print advertisements.

Marketing Platform to National Advertisers

National companies often prefer to advertise across the United States as an efficient and cost effective way to reach all target audiences. Our advertisers can benefit by gaining access to our audiences through our national broadcasts, print magazines and our

Internet portals. We operate a national platform of radio stations that reach more than 3.3 million listeners. Through SMR and VMR, we bundle and sell airtime on this national platform of radio stations, as well as Internet placements and/or print magazine space. We average approximately 120 million page views per month on our websites, produce 1 million print magazines each year and produce over 1 million books and eBooks annually.

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

Corporate Structure

The management of our operations is decentralized. Our broadcast operations vice presidents are experienced radio broadcasters with expertise in sales, programming, marketing and production. Our broadcast operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. We anticipate relying on this strategy of decentralization and encourage broadcast operations vice presidents to apply innovative techniques for improving and growing their operations that may be beneficial in other markets.

Our SWN and publishing operations vice presidents and general managers are located throughout the United States in offices in which our Internet and publishing entities operate. Like broadcasting, these operations are decentralized with each vice president encouraged to apply innovative techniques to the operations that they oversee.

All of our business segments receive executive leadership and oversight from our corporate staff. Corporate staff members have experience and expertise in, among other things, accounting and finance, treasury, risk management, insurance, information technology, human resources, legal, engineering, real estate, strategic direction and other support functions designed to provide resources to local management. Corporate staff oversees placement and rate negotiations for our national block programs. Centralized oversight of our block programming is necessary because our key programming partners purchase time in several of our radio markets.

Recent Events

On February 25, 2013, we launched a tender offer to purchase for cash any and all of the outstanding 9 5/8% senior secured second lien notes (“9 5/8% Notes”) and a related consent solicitation (collectively, the “Tender Offer”), to amend the indenture governing the 9 5/8% Notes (the “Indenture”). In connection with the Tender Offer, we plan to enter into a new senior secured term loan of up to $300 million, which will be used to fund the purchase of any 9 5/ 8% Notes that are tendered in the Tender Offer. We also plan to enter into a new senior secured revolving credit facility of up to $25 million. If the requisite consents have been obtained from holders of the 9 5/8% Notes in the Tender Offer, substantially all of the restrictive covenants, certain events of default and other provisions contained in the Indenture governing the 9 5/8% Notes will be eliminated and the liens on the assets that secure the 9 5/8% Notes will be released, making any 9 5/8% Notes that remain outstanding after the consummation of the Tender Offer effectively subordinated to the new term loan and the new revolving credit facility to the extent of the value of the collateral. The proceeds from these facilities will be used to fund the Tender Offer and retire all other outstanding corporate debt. Holders of the 9 5/8% Notes who tender by the consent payment deadline, which is 5:00 pm, New York City time, on March 8, 2013, will receive a consent payment as part of the Tender Offer consideration. The Tender Offer is anticipated to expire at midnight, New York City time, on March 22, 2013. Regardless of whether we obtain the requisite consents from holders of the 9 5/ 8% Notes in the Tender Offer, we intend, at our sole discretion and without any obligation to do so, to retire any 9 5/ 8% Notes that are not tendered in the Tender Offer in accordance with the terms of the Indenture governing the 9 5/8% Notes, which may include redeeming the 9 5/8% Notes. Upon entry into the new term loan and the new revolving credit facility, the current revolving credit facility (“Revolver”), First California Bank Loan, and Subordinated Debt due to Related Parties will be terminated.

On December 12, 2012, we redeemed $4.0 million of the 9 5/8% Notes for $4.1 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.2 million pre-tax loss on the early retirement of debt, including approximately $17,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On December 3, 2012, we began operating radio station WMUU-FM, Greenville, South Carolina under a local marketing agreement (“LMA”) with the owner. We agreed to acquire the radio station for $6.0 million. The $6.0 million purchase price consists of $1.0 million due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station owner. The acquisition of this radio station closed on February 5, 2013. Effective February 11, 2013, we changed the call letters of this station to WGTK-FM.

On November 1, 2012, we began operating radio station WJKR-FM, Columbus, Ohio under an LMA with the owner. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. The acquisition of this radio station closed on February 15, 2013. Effective February 15, 2013, we changed the call letters of this station to WTOH-FM.

On October 1, 2012, we completed the acquisition of Godvine.com for $4.2 million. Godvine is a Christian video website and media platform that increases our online presence and offers significant exposure on Facebook with over 2.8 million Facebook fans. We believe that the addition of Godvine.com makes SWN the largest online destination for Christian content with an average of 5.8 million unique visits per month.

On August 31, 2012, we completed the acquisition of radio station WLCC-AM, Tampa, Florida, for $1.2 million. We began operating the station as of the closing date. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.

On August 30, 2012, we acquired SermonSpice.com for $3.0 million. SermonSpice.com is an online provider of church media for local churches and ministries. The acquisition resulted in goodwill of $1.2 million representing the excess value of the business attributable to the organizational systems and procedures already in place to ensure effective operations of the business.

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

On May 29, 2012, we acquired an FM translator and related construction permits for $0.3 million that will be used in our Detroit broadcast market.

On May 21, 2012, we entered into a new business loan agreement, promissory note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. At December 31, 2012, $7.5 million was outstanding on the FCB Loan.

On May 21, 2012, we entered into an additional subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million. At December 31, 2012, $15.0 million was outstanding on all of our Subordinated Debt due to Related Parties, including amounts due Mr. Epperson.

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

On March 16, 2012, we completed the sale of radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million in cash. The sale resulted in a pre-tax gain of $0.2 million. The accompanying Consolidated Statements of Operations reflect the operating results of this entity through the date of the sale.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.035 per share, were paid on March 30, 2012, June 29, 2012, September 28, 2012 and December 28, 2012, respectively, to all common stockholders of record. We paid $3.4 million in common stock dividends during 2012. We anticipate paying quarterly common stock dividends in March, June, September and

December of each year. Based on the number of shares currently outstanding, we expect to pay total annual common stock dividends of approximately $3.4 million.

On January 13, 2012, we completed the acquisition of radio station KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a time brokerage agreement (“TBA”) with the previous owner on November 1, 2011. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date.

DEVELOPMENT OF THE BUSINESS

During the year ended December 31, 2012, we completed the following business acquisitions and asset purchases:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
October 1, 2012	Godvine.com (business acquisition)	$4,200
August 31, 2012	WLCC-AM, Tampa, Florida (business acquisition)	1,150
August 30, 2012	Sermonspice.com (business acquisition)	3,000
May 15, 2012	Churchangel.com and rchurch.com (asset purchase)	165
April 10, 2012	WKDL-AM, Warrenton, Virginia (business acquisition)	30
January 13, 2012	KTNO-AM, Dallas, Texas (business acquisition)	2,150

		$10,695

Radio Stations

Upon the close of all announced transactions, we will own and/or operate a national portfolio of 99 radio stations in 38 markets, consisting of 29 FM stations and 70 AM stations. The following table sets forth information about each of Salem’s stations, in order of market size:

Market(1)	MSA Rank(2)	Station Call Letters	Year Acquired	Format
New York, NY	1, 18(3)	WMCA-AM	1989	Christian Teaching and Talk
		WNYM-AM	1994	News Talk
Los Angeles, CA	2	KKLA-FM	1985	Christian Teaching and Talk
		KRLA-AM	1998	News Talk
		KFSH-FM	2000	Contemporary Christian Music
Chicago, IL	3	WYLL-AM	2001	Christian Teaching and Talk
		WIND-AM	2005	News Talk
San Francisco, CA	4, 33(4)	KFAX-AM	1984	Christian Teaching and Talk
		KDOW-AM	2001	Business
Dallas-Fort Worth, TX	5	KLTY-FM	1996	Contemporary Christian Music
		KWRD-FM	2000	Christian Teaching and Talk
		KSKY-AM	2000	News Talk
		KVCE-AM	Pending	Business
		KTNO-AM	2012	Spanish Language Christian Teaching and Talk
Houston-Galveston, TX	6	KNTH-AM	1995	News Talk
		KKHT-FM	2005	Christian Teaching and Talk
		KTEK-AM	2011	Business
Washington, D.C.	7	WAVA-FM	1992	Christian Teaching and Talk
		WAVA-AM	2000	Christian Teaching and Talk
		WWRC-AM	2010	News Talk
Philadelphia, PA	8	WFIL-AM	1993	Christian Teaching and Talk
		WNTP-AM	1994	News Talk
Atlanta, GA	9	WNIV-AM	2000	Christian Teaching and Talk
		WLTA-AM	2000	Christian Teaching and Talk
		WAFS-AM	2000	Business
		WFSH-FM	2000	Contemporary Christian Music
		WGKA-AM	2004	News Talk
Boston, MA	10	WEZE-AM	1997	Christian Teaching and Talk
		WROL-AM	2001	Christian Teaching and Talk
		WWDJ-AM	2003	Spanish Language Christian Teaching and Talk
Miami, FL	11	WKAT-AM	2005	Spanish Language Christian Teaching and Talk
		WHIM-AM	2008	Christian Teaching and Talk
		WZAB-AM	2009	Business

Detroit, MI	12	WDTK-AM	2004	News Talk
		WLQV-AM	2006	Christian Teaching and Talk
Seattle-Tacoma, WA	13	KGNW-AM	1986	Christian Teaching and Talk
		KLFE-AM (5)	1994	News Talk
		KNTS-AM(5)	1997	Spanish Language Christian Teaching and Talk
		KKOL-AM	1997	Business
Phoenix, AZ	14	KKNT-AM	1996	News Talk
		KPXQ-AM	1999	Christian Teaching and Talk
Minneapolis-St. Paul, MN	15	KKMS-AM	1996	Christian Teaching and Talk
		KYCR-AM	1998	Business
		WWTC-AM	2001	News Talk
San Diego, CA	16	KPRZ-AM	1987	Christian Teaching and Talk
		KCBQ-AM	2000	News Talk
Tampa, FL	17	WTWD-AM(7)	2000	Christian Teaching and Talk
		WTBN-AM(7)	2001	Christian Teaching and Talk
		WLCC-AM	2012	Spanish Language Christian Teaching and Talk
		WGUL-AM	2005	News Talk
Denver-Boulder, CO	19	KRKS-FM	1993	Christian Teaching and Talk
		KRKS-AM (6)	1994	Christian Teaching and Talk
		KNUS-AM	1996	News Talk
		KBJD-AM(6)	1999	Spanish Language Christian Teaching and Talk
Portland, OR	22	KPDQ-FM	1986	Christian Teaching and Talk
		KPDQ-AM	1986	Christian Teaching and Talk
		KFIS-FM	2002	Contemporary Christian Music
		KRYP-FM	2005	Regional Mexican
Pittsburgh, PA	24	WORD-FM	1993	Christian Teaching and Talk
		WPIT-AM	1993	Christian Teaching and Talk
Riverside-San Bernardino, CA	25	KTIE-AM	2001	News Talk
Sacramento, CA	26	KFIA-AM	1995	Christian Teaching and Talk
		KTKZ-AM	1997	News Talk
		KSAC-FM	2002	Business
		KKFS-FM	2006	Contemporary Christian Music
San Antonio, TX	27	KSLR-AM	1994	Christian Teaching and Talk
		KLUP-AM	2000	News Talk
Cleveland, OH	29	WHKW-AM	2000	Christian Teaching and Talk
		WFHM-FM	2001	Contemporary Christian Music
		WHK-AM	2005	News Talk
Orlando, FL	33	WORL-AM	2006	News Talk
		WTLN-AM	2006	Christian Teaching and Talk
		WBZW-AM	2006	Business
Columbus, OH	34	WRFD-AM	1987	Christian Teaching and Talk
		WTOH-FM (formerly WJKR-FM	2013	News Talk
Nashville, TN	44	WBOZ-FM	2000	Southern Gospel
		WFFH-FM(8)	2002	Contemporary Christian Music
		WFFI-FM(8)	2002	Contemporary Christian Music
Louisville, KY	53	WFIA-FM	1999	Christian Teaching and Talk
		WGTK-AM	2000	News Talk
		WFIA-AM	2001	Christian Teaching and Talk
Greenville, SC	58	WGTK-FM (formerly WMUU-FM)	2013	News Talk
Honolulu, HI	63	KHNR-AM	2006	News Talk
		KAIM-FM	2000	Contemporary Christian Music
		KGU-AM	2000	Business
		KHCM-FM	2004	Country Music
		KHCM-AM	2000	Chinese
		KGU-FM	2004	Christian Teaching and Talk
		KKOL-FM	2005	Oldies
Omaha, NE	74	KGBI-FM	2005	Contemporary Christian Music
		KOTK-AM	2005	Spanish Language Christian Teaching and Talk
		KCRO-AM	2005	Christian Teaching and Talk

Sarasota-Bradenton, FL	75	WLSS-AM	2005	News Talk
Colorado Springs, CO	90	KGFT-FM	1996	Christian Teaching and Talk
		KBIQ-FM	1996	Contemporary Christian Music
		KZNT-AM	2003	News Talk
Oxnard-Ventura, CA	116	KDAR-FM	1974	Christian Teaching and Talk
Youngstown-Warren, OH	128	WHKZ-AM	2001	Christian Teaching and Talk
Warrenton, Virginia		WKDL-AM	2012	News Talk

(1)	Actual city of license may differ from metropolitan market served.
(2)	“MSA” means metropolitan statistical area per the Fall 2012 Radio Market Survey Schedule and Population Rankings published by Arbitron, excluding the Commonwealth of Puerto Rico.
(3)	This market includes the Nassau-Suffolk, NY Metro market, which independently has a MSA rank of 18.
(4)	This market includes the San Jose, CA market, which independently has a MSA rank of 35.
(5)	KNTS-AM is an expanded band AM station paired with KLFE-AM. The licenses for these stations include a condition requiring that one or the other be surrendered by July 15, 2009. However, the Federal Communications Commission (“FCC”) is currently permitting these paired expanded band stations to continue to operate beyond the specified surrender date, pursuant to a special temporary authority (“STA”) granted by the FCC and a request for extension of that STA.
(6)	KBJD-AM is an expanded band AM station paired with KRKS-AM, which licenses have not been renewed by the FCC. The original license for KBJD-AM includes a condition requiring that one or the other paired license be surrendered by February 20, 2006. However, the FCC is currently permitting these paired expanded band stations to continue to operate beyond their license expirations date pursuant to the pending license renewal applications for those stations, and to continue to operate beyond the specified surrender date pursuant to an STA granted by the FCC and a request for extension of such STA.
(7)	WTBN-AM is simulcast with WTWD-AM, Tampa, FL.
(8)	WFFH-FM is simulcast with WFFI-FM, Nashville, TN.

PROGRAM REVENUE. For the year ended December 31, 2012, we derived 23.7% and 17.7% of our net broadcast revenue, or $43.5 million and $32.3 million, respectively, from the sale of national and local block program time, respectively. We derive national program revenue from primarily geographically diverse, well-established non-profit religious and educational organizations that purchase time on our stations in a large number of markets in the United States. National program producers typically purchase 13, 26 or 52-minute blocks of time on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase blocks for weekend releases and from local speakers who purchase daily releases. We believe that our management team is successful in identifying and assisting quality local programs expand into national syndication.

ADVERTISING REVENUE. For the year ended December 31, 2012, we derived 34.5% of our net broadcast revenue, or $63.2 million, from the sale of local spot advertising and 7.8% of our net broadcast revenue, or $14.2 million, from the sale of national spot advertising.

Salem Radio Network® and Salem Media Representatives™

We own and operate SRN as part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. SRN, headquartered in Dallas, Texas, develops, produces and syndicates a broad range of programming specifically targeted to Christian and family-themed talk and music stations as well as general market News Talk stations. Currently we have rights to several full-time satellite channels to deliver SRN programs to affiliates via satellite.

SRN has approximately 2,400 affiliated radio stations, in addition to our owned and operated radio stations, which broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. The principal source of network revenue is from the sale of advertising time.

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

We recognize our advertising and commission revenue from radio stations as the spots air. SRN’s net revenue, including commission revenue for SMR and VMR, for the year ended December 31, 2012 was $16.1 million, or 8.8% of net broadcast revenue.

Salem Web Network™

We own and operate the following Christian and Conservative opinion websites:

Christian Content Websites:

BibleStudyTools.com is a free Bible website for verse search and in-depth studies packed with commentaries, reading plans, and hundreds of helpful resources designed as aids to Bible study.

OnePlace.com ™ is a leading provider of on-demand, online audio streaming for nearly 200 radio programs from more than 185 popular Christian broadcast ministries. Oneplace.com serves as both a complement to and an extension of Salem’s block programming radio business.

Crosswalk.com® offers compelling, editorial-driven, biblically based, lifestyle content to Christians who take seriously their relationship with Christ. In addition, Crosswalk provides online devotional content.

GodTube.com is a user-generated video sharing platform for Christian videos with faith-based, family-friendly content.

CrossCards.com™ provides faith-based, inspirational e-greeting cards for all occasions and holidays.

LightSource.com provides on-demand, video streaming for nearly 85 programs from more than 70 ministry partners.

Christianity.com offers engaging articles and video focused on exploring the deeper, theological issues and apologetics of the Christian faith. It is also a leading provider of online Bible trivia.

Jesus.org offers a comprehensive database of biblical answers to the most common questions about the life and work of Jesus Christ.

iBelieve.com creates editorial-driven, lifestyle content, focused on helping Christian women use personal experience to examine the deeper issues of life and faith.

CCMmagazine.com is the interactive version of what once was the Nashville-based CCM Magazine®, which provides information and insight on the Christian music scene.

WorshipHouseMedia.com is an online church media resource, providing creative videos to churches to enhance worship and sermons. In addition, WorshipHouseKids.com provides children’s ministries with products to fulfill their visual needs.

SermonSpice.com is an online provider of church media for local churches and ministries.

GodVine.com is an online platform designed to share inspirational, family-friendly video through Facebook and other social media outlets.

ChurchStaffing.com™ is a source of job search information for churches and ministries offering a platform for personnel and staff relations. This site allows those seeking employment to submit resumes and view job listings.

ChristianJobs.com™ provides services catering to the hiring needs of Christian-based businesses, nonprofit organizations, and ministries. The site connects these organizations with thousands of job seekers through its online presence and partnerships with Salem’s radio stations.

SermonSearch.com a subscription-based resource for preachers and teachers with preparation materials like sermon outlines, illustrations, and preaching ideas from many of America’s top Christian communicators.

ReligionToday.com reports the news of importance to the Christian audience with a headlines blog, persecution updates, Christian worldview commentary, and features on events from the worldwide Christian Church.

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

Our revenue generating advertising arrangements include cost-per-click performance-based advertising; display advertisements where revenue is dependent upon the number of page views; and lead generating advertisements where revenue is dependent upon users registering for, or purchasing or demonstrating interest in, advertisers’ products or services. Revenues from online product sales are recognized when the products are shipped. We also generate revenue from annual support plans on our CCIS Software, which we recognize pro-ratably over the term. Total Internet revenue, including SWN, for the year ended December 31, 2012 was $33.5 million, or 14.6% of total revenue.

Salem Publishing™ and Xulon Press

Our Publishing segment consists of a book publishing business, Xulon Press, and a magazine publishing business, Salem Publishing.

Magazine Publishing:

We publish several print magazines on a monthly or semi-monthly basis. Our publications include the following Christian or conservative publications:

•	Singing News®

•	Homecoming® The Magazine

•	YouthWorker Journal™

•	Preaching Magazine™

•	FaithTalk Magazine™

•	Townhall Magazine™

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

Christian and Family-Themed Radio. The segment of this industry that focuses on Christian and family themes, is also a highly competitive business. The financial success of each of our radio stations that focuses on Christian Teaching and Talk is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and non-commercial radio station licensees. While no commercial group owner in the United States specializing in Christian and family-themed programming approaches Salem in size of potential listening audience and presence in major markets, other religious radio stations exist and enjoy varying degrees of prominence and success in all markets.

We also compete for advertising revenue with other commercial religious format and general format radio station licensees. Our competition for advertising dollars includes other radio stations as well as broadcast television, cable television, newspapers, magazines, direct mail, Internet and billboard advertising, some of which may be controlled by horizontally-integrated companies. Several factors can materially affect competitive advantage, including, but not limited to audience ratings, program content, management talent and expertise, sales talent and experience, audience characteristics, signal strength, and the number and characteristics of other radio stations in the same market.

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

INTERNET. Salem Web Network™ competes for visitors and advertisers with other companies that deliver on-line audio programming and Christian and conservative Internet content as well as providers of general market Internet sites. The online media and distribution business changes quickly and is highly competitive. We compete to attract and maintain interactions with advertisers, consumers, content creators and web publishers.

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

Radio station KNTS-AM is an expanded band station paired with station KLFE-AM in the Seattle, WA market, and station KBJD-AM is an expanded band station paired with KRKS-AM in the Denver, CO market. We are operating these four stations pursuant to FCC licenses or other FCC authority pending resolution by the FCC of the issue of AM expanded band dual operating authority. Depending upon how the FCC resolves that issue, it is possible that we will be required to surrender one station license in each station pair. Except for these stations, we are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that our licenses will be renewed.

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

Our current ownership of radio broadcast stations complies with the FCC’s multiple ownership rules; however, these rules may limit the number of additional stations that we may acquire in the future in certain of our markets and could limit the potential buyers of any stations we may attempt to sell. The FCC is also required by the Communications Act to review its broadcast ownership rules every four years. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (“NOI”). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. We believe that the next step will be for the FCC to issue a Notice of Proposed Rulemaking (“NPRM”) to seek comment on specific proposed changes to its ownership rules. We can make no determination as to what effect, if any, this proposed rulemaking will have on Salem.

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

The Congress and the FCC from time to time have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the company’s radio stations, result in the loss of audience share and revenue for the company’s radio stations, and affect the ability of the company to acquire additional radio stations or finance such acquisitions. Such matters under consideration include, or may come to include:

•	proposals to require broadcast licenses to broadcast specific types and amounts of local programming;

•	proposals restricting the location of broadcast studios;

•	technical and frequency allocation matters, including potential reallocation of broadcast spectrum to other uses;

•	changes in multiple ownership and cross-ownership rules;

•	changes to broadcast technical requirements; and

•	proposals to require broadcasters to pay copyright royalties for over-the-air performance of sound recordings.

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

SEGMENTS

We have two reportable segments, radio-broadcasting and Internet. Our radio-broadcasting segment operates radio stations throughout the United States, various radio networks and our National sales group. Due to growth within our Internet operations, including the acquisition of WorshipHouseMedia.com on March 28, 2011, our Internet segment qualified for disclosure as a reportable segment in 2011. Beginning with the first quarter of 2011, we separated our non-broadcast segment into two operating segments, Internet and Publishing. All prior periods presented have been updated to reflect the separation of these non-broadcast segments. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazines and Xulon Press, a print-on-demand book publisher. Segment operating results are presented in Note 15 to our consolidated financial statements.

EMPLOYEES

As of January 24, 2013, we employed 1,130, employees in radio broadcasting, 137 employees in Internet entities, 87 employees in publishing and 105 employees in corporate functions. Of these employees, 1,124 are full-time and 335 are part-time employees. We consider our relations with our employees to be good and none of our employees are covered by collective bargaining agreements.

We employ on-air personalities and we may enter into employment agreements with these on-air personalities in order to protect our interests in these relationships. However, on-air talent may be lost to competitors for a variety of reasons. While we do not believe that the loss of any one of our on-air personalities would have a material and adverse effect on our consolidated financial condition and results of operations, the loss of several key on-air personalities combined could have a material and adverse effect on our business.

INTERNET ADDRESS AND INTERNET ACCESS TO SEC REPORTS

Our Internet address is www.salem.cc. You may obtain through our Internet website, free of charge, copies of our annual reports filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available as soon as reasonably practical after we electronically file them or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 1A.	RISK FACTORS

CERTAIN FACTORS AFFECTING SALEM

We may choose not to pursue potentially more profitable business opportunities outside of our Christian, conservative news talk and family-themed formats, or not to broadcast programming that violates our programming standards, either of which may have a material and adverse effect on our business.

We are fundamentally committed to broadcasting, Internet and publishing formats and programming emphasizing Christian values, conservative family themes and news. We may choose not to switch to other formats or pursue potentially more profitable business opportunities due to this commitment, which could result in lower operating revenues and profits than we might otherwise achieve. We also do not intend to pursue business opportunities or broadcast programming that would conflict with our core commitment to Christian and family-themed formats or that would violate our programming standards, even if such opportunities or programming would be more profitable. Our decision not to pursue other formats, business opportunities and/or broadcast programming that is inconsistent with our programming standards may have a material and adverse effect on our business.

RISKS ASSOCIATED WITH BUSINESS OPERATIONS

We may be adversely affected by deteriorating economic conditions including the economic climate failing to improve.

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which are often accompanied by a decrease in advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During economic slowdowns in the United States, many advertisers have reduced their advertising expenditures. While the precise impact of economic slowdowns on our business is difficult to predict, our exposure to several risks increases with a slowing economy or a recession, including but not limited to:

•	Increasing pressure to sell advertising and block programming time at discounted rates;

•	Increases in the length of time to collect receivables and higher risks that accounts become uncollectible as our customers face tight credit markets;

•	Ministries are experiencing lower levels of donations that could negatively impact their ability to purchase and pay for block programming time;

•	We may not be able to find suitable replacements for ministries that can no longer purchase and pay for block programming;

•	Limitations on our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions and other corporate requirements;

•	Limitations on our ability to pursue projects that could have been beneficial; and

•	Impairment losses on the value of our indefinite-lived intangible assets including FCC broadcast licenses, goodwill, and mastheads and impairment losses on other long-lived assets.

We must respond to the rapid changes in technology, services and standards of our industry in order to remain competitive.

The radio broadcast industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot make assurances that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are currently being developed or introduced, including but not limited to:

•	Satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

•	Audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the Internet and other digital audio broadcast formats;

•	In-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	Low-power FM radio, which could result in additional FM radio broadcast outlets including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act;

•	Mobile telephony;

•	High Definition (“HD”) radio;

•	Internet radio and other audio content offerings such as Pandora and iHeart Radio; and

•	Personal digital audio devices (e.g., iPods, mp3 players, audio via WiFi, mobile phones, WiMAX, etc.) or other emerging next-generation networks and technologies.

We currently program one channel on SiriusXM. We also offer pod-casts and downloads of portions of our programming; however, we cannot assure you that this arrangement will be successful or enable us to adapt effectively to these new media technologies. We cannot predict the effect, if any, that competition arising from new technologies or regulatory change(s) may have on the radio broadcast industry or on our financial condition and results of operations.

The accounting treatment of goodwill and other indefinite-lived intangible assets could cause future losses due to asset impairment.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets. During the current year, we recognized impairment losses of $0.1 million associated with mastheads in our publishing segment. The impairment was driven by a reduction in projected net revenues resulting from ongoing operating results that have not met expectations. The impairment was indicative of trends in the publishing industry as a whole and is not unique to our company or operations.

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

The impairment charges we have recognized are non-cash in nature and did not violate covenants on our then existing credit facilities or Revolver entered on December 1, 2009. However, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

We may be unable to integrate the operations and management of acquired stations or businesses, which could have a material and adverse effect on our business and operating results.

During 2012 and 2011, we spent $10.7 million and $9.2 million, respectively, on the acquisition of radio station and Internet businesses. We expect to make additional acquisitions of radio stations, Internet businesses or publishing entities. There can be no assurance that we will be able to successfully integrate the operations or management of acquired radio stations and businesses and realize anticipated revenue synergies, or the operations or management of stations and businesses that may be acquired in the future. Continued acquisitions will require us to manage a larger and likely more geographically diverse radio station, Internet and publishing portfolio than historically has been the case. Our inability to integrate and manage newly acquired radio stations, Internet businesses or publishing entities successfully could have a material and adverse effect on our business and operating results.

If we are unable to implement our cluster strategy, we may not realize anticipated operating efficiencies.

As part of our operating strategy, we attempt to realize efficiencies in operating costs and cross-selling of advertising by clustering the operations of two or more radio stations in a single market. However, there can be no assurance that this operating strategy will be successful. Furthermore, we cannot make any assurance that the clustering of radio stations in one market will not result in downward pressure on advertising rates at one or more of the existing or new radio stations within the cluster. Furthermore, there can be no assurance that any of our stations will be able to maintain or increase its current listening audiences and operating revenue in circumstances where we implement our clustering strategy.

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

We continually seek opportunities for growth by increasing the strength and number of our broadcast signals, increasing the number of page views on our web platform and increasing the subscriber base of our magazines. In order to realize these growth opportunities, we must rely on continued technical improvements to expand our broadcasting, Internet and publication footprint. When deciding which opportunities to pursue, we must predict the internal rate of return associated with each project. Our calculations are based on certain estimates and assumptions that may not be realized. Accordingly, the calculation of internal rate of return may not be reflective of our actual returns, and our capital may be inefficiently allocated. If we fail to appropriately allocate our capital, our growth rate and financial results will be adversely affected.

Our business is dependent upon the performance of key employees, on-air talent and program hosts.

Our business is dependent upon the performance and continued efforts of certain key individuals, including Edward G. Atsinger III, our Chief Executive Officer, and Stuart W. Epperson, our Chairman of the Board. The loss of the services of such key individuals could have a material adverse effect upon us. We have entered into employment agreements with such key individuals. Mr. Epperson has radio interests unrelated to Salem’s operations that will continue to impose demands on his time. Mr. Atsinger has an interest in an aviation business unrelated to Salem’s operations that will continue to impose demands on his time.

We also employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences on both a national level and in their respective local markets. Several of our on-air personalities have a presence that extends beyond our radio platforms into other strategic areas. Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms that we may be unable or unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

Our syndicated programming is dependent upon maintenance of our transponder equipment, which is located at various customer sites.

Delivery of our national programs is dependent upon transponder equipment that is located at various customer locations. The quality and durability of this equipment, as well as our ability to protect the equipment from damage, destruction or theft, directly impacts our ability to transmit programming. Losses to this equipment and any business interruption may not be fully insurable.

Our advertising revenues in certain markets are ratings-sensitive and subject to decline based on ratings agency projections.

Arbitron uses its own technology to collect data for its ratings service. The Portable People Meter TM (PPMTM ) is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. In markets where we subscribe to Arbitron under the PPM, our ratings have been less consistent. PPM data can fluctuate when changes are made to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

If we cannot attract the anticipated listener, programmer and advertiser base for our newly-acquired radio stations, we may not recoup associated operating costs or achieve profitability for these radio stations.

We frequently acquire selected assets of radio stations that previously broadcasted in formats other than our primary formats. We continue to program some of these stations in non-primary formats and we re-program others to one of our primary formats. During, and for a period after, the conversion of a radio station’s format, the radio station typically generates operating losses. The magnitude and duration of these losses depends on a number of factors, including the promotional and marketing costs associated with attracting listeners and advertisers to our radio station’s new format and the success of these efforts. There is no guarantee that the operation of these newly-acquired stations or our operations in new formats will attract a sufficient listener and advertiser base. If we are not successful in attracting the listener and advertiser base we anticipate, we may not recoup associated operating costs or achieve profitability for these radio stations.

If we do not maintain or increase our block programming revenues, our business and operating results may be materially and adversely affected.

The financial success of each of our radio stations that feature Christian Teaching and Talk programming is significantly dependent upon our ability to generate revenue from the sale of block programming time to national and local religious and educational organizations. Block programming accounted for 41.4% of our net broadcast revenue for the year ended December 31, 2012, and 41.5% of our net broadcast revenue for the same period of the prior year. We compete for this program revenue with a number of commercial and non-commercial radio stations. Due to the significant competition for this block programming, we may not be able to maintain or increase our current block programming revenue, in which case, our business, financial condition and results of operations may be materially and adversely affected.

If we are unable to maintain or grow our advertising revenues, our business and operating results may be adversely affected.

Our radio stations, Internet sites and publications are to varying degrees dependent upon advertising for their respective revenues. In the advertising market, we compete for revenue with other commercial religious format and general format radio stations, as well as with other media outlets including broadcast and cable television, newspapers, magazines, direct mail, Internet and billboard advertising. Due to this significant competition, we may not be able to maintain or increase our current advertising revenue. Any sustained economic downturn could negatively impact our ability to generate revenues. If we are unable to maintain and grow our advertising revenues, our business, financial condition and results of operating may be materially and adversely affected.

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

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2010, 2011 and 2012, 43.3%, 43.0% and 42.3% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from our Los Angeles and Dallas clusters, which generated 15.8% and 18.8%, respectively, of our total net advertising revenues for the year ended December 31, 2010, 15.2%, and 23.2%, respectively, of our total net advertising revenues for the year ended December 31, 2011 and 16.2% and 23.6%, respectively, for the year ended December 31, 2012. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

If we are unable to continue to drive and increase visitors to our owned and operated websites and to our customer websites and convert these visitors into repeat users and customers cost-effectively, our business, financial condition and results of operations could be adversely affected.

We attract traffic to our owned and operated websites by offering content that is highly specific and that we believe to be relevant to our audiences. How successful we are in these efforts depends, in part, upon our continued ability to create and distribute high-quality, commercially valuable content in a cost-effective manner at scale that connects consumers with content that meets their specific interests and effectively enables them to share and interact with the content and supporting communities. We may not be able to create content in a cost-effective manner or that meets rapidly changing consumer demand in a timely manner, if at all. Any such failure to do so may adversely affect user and customer experiences and reduce traffic driven to our websites that could adversely affect our business, revenue, financial condition and results of operations.

Even if we succeed in driving traffic to our owned and operated websites and to our customer websites, neither we nor our advertisers and customers may be able to monetize this traffic or otherwise retain consumers. Our failure to do so could result in decreases in customers and related advertising revenue, which would have a material adverse effect on our business, financial condition and results of operations.

New technologies may increase competition with our broadcasting operations.

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

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that the company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In publishing, the trending toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. The company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant material adverse effect on the company’s businesses and results of operations.

The interruption or failure of our information technology and communications systems, or those of third parties that we rely upon, may materially and adversely affect our business, operating results and financial condition, and results of operations.

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

Furthermore, third-party service providers may experience an interruption in operations or cease operations for any reason. If we are unable to agree on satisfactory terms for continued data center hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also rely on third-party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third-party providers may materially and adversely affect our business, financial condition and results of operations.

We may be unable to increase or maintain our Internet advertising revenues, which could have a material adverse effect on our business, operating results and financial condition and results of operations.

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

In addition, Internet advertisements are reportedly becoming a means to distribute viruses over the Internet. If this practice becomes more prevalent, it could result in consumers becoming less inclined to click through online advertisements, which could adversely affect the demand for Internet advertising. Additionally, we do not have long-term agreements with most of our advertisers. Any termination, change or decrease in our advertising relationships could have a material adverse effect on our revenues and profitability. If we do not maintain or increase our advertising revenues, our business, results of operations and financial condition could be materially and adversely affected.

If Internet search engines’ methodologies are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various Internet search engines, such as Google®, Bing®, Yahoo!®, and other search engines to direct a significant amount of traffic to our websites. Our ability to maintain the number of visitors directed to our websites through which we distribute our content by search engines is not entirely within our control. Changes in the methodologies used by search engines to display results could cause our websites to receive less favorable placements, which could reduce the number of unique visitors who link to our websites. Any reduction in the number of users directed to our websites could negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to employ more costly resources to replace lost traffic, and such increased expense could adversely affect our business, financial condition and results of operations.

Wireless devices and mobile phones are used to access the Internet, and our online marketing services may not be as effective when accessed through these devices, which could cause harm to our business.

The number of people who access the Internet through devices other than personal computers has increased substantially in the last few years. Our websites were originally designed for persons accessing the Internet on a desktop or laptop computer. The smaller screens, lower resolution graphics and less convenient typing capabilities of these wireless devices and mobile phones may make it more difficult for visitors to respond to our offerings. In addition, the cost of mobile advertising is relatively high and may not be cost-effective for our services. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. If we cannot effectively make our content, products and services available on these devices, fewer consumers may access and use our content, products and services. In addition, if our services continue to be less effective or less economically attractive for customers seeking to engage in advertising through these devices and this segment of Internet traffic grows at the expense of traditional computer Internet access, we will experience difficulty attracting website visitors and attracting and retaining customers and our business, financial condition and results of operations will be harmed.

As a creator and a distributor of multi-media content, we face potential liability and expenses for legal claims based on the nature and content of the materials that we create and/or distribute, or that are accessible via our owned and operated websites and our network of customer websites. If we are required to pay damages or expenses in connection with these legal claims, our business, financial condition and results of operations may be harmed.

We rely on the work product of various content creators to produce original content for our programs, websites and publications. We face potential liability based on a variety of theories, including defamation, negligence, unlawful practice of a licensed profession, copyright or trademark infringement or other legal theories based on the nature, creation or distribution of this information, and under various laws, including the Lanham Act and the Copyright Act. We may also be exposed to similar liability in connection with content that we do not create but that is posted to our owned and operated websites and to our network of customer websites by users and other third parties through forums, comments, personas and other social media features. In addition, it is also possible that visitors to our owned and operated websites and to our network of customer websites could make claims against us for losses incurred in reliance upon information provided on our owned and operated websites or our network of customer websites. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. While we run our content through a rigorous quality control process, including an automated plagiarism program, there is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that we create or distribute. Should the content distributed through our owned and operated websites and our network of customer websites violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, financial condition and results of operations.

We rely on third parties to provide software and related services necessary for the operation of our business.

We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so. The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising each of which could harm our business, financial conditions and results of operations.

We may have difficulty scaling and adapting our existing technology and network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of current and potential customers and advertisers, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In the future, we may spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and network infrastructure to handle increased traffic on our owned and operated websites and roll out new products and services. This expansion could be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during its implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential customers and advertisers. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our business, financial condition and results of operations.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations. Our insurance coverage may be insufficient to compensate us for losses that may occur. In October of 2012, for example, Hurricane Sandy caused significant damage to our radio station facilities located in New Jersey. Additionally, our principal executive offices are located in Southern California, a region known for seismic activity. In addition, acts of terrorism could also cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to cyber-security risks such as computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. We rely heavily on servers, computers, communications systems and the Internet to conduct our business and provide high quality service to our listeners. Disruptions in these services could negatively impact our ability to run our business, result in the loss of existing or potential listeners, the loss of existing or potential advertisers and increase maintenance costs, each of which could materially and adversely affect our operating results and financial condition. Historically, we have not experienced significant disruptions in running our businesses due to cyber-security threats or breaches.

We are controlled by a few controlling stockholders.

As of December 31, 2012, Edward G. Atsinger III (Chief Executive Officer), Stuart W. Epperson (Chairman), Nancy A. Epperson (wife of Chairman) and Edward C. Atsinger (son of Chief Executive Officer) controlled approximately 85.5% in aggregate of the voting power of our capital stock. These four stockholders thus have the ability to control fundamental corporate transactions requiring stockholder approval, including but not limited to, the election of all of our directors, approval of merger transactions involving Salem and the sale of all or substantially all of Salem’s assets. The interests of any of these controlling stockholders may differ from the interests of other stockholders in a material manner.

Our broadcasts often rely on content owned by third parties; obtaining such content could be costly and require us to enter into disadvantageous license or royalty arrangements.

We rely heavily upon content and software owned by third parties in order to provide programming for our broadcasts. The cost of obtaining all necessary licenses and permission to use this third-party content and software continues to increase. Although we attempt to avoid infringing known proprietary rights of third parties in our broadcasting efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from broadcasting all or certain portions of individual radio broadcasts containing content owned by third parties. We also rely on software that we license from third parties, including software that is integrated with internally developed software and used to perform key broadcasting and accounting functions. We could lose the right to use this software or it could be made available to us only on commercially unreasonable terms. Although we believe that alternative software is available from other third-party suppliers or internal developments, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance in a timely and cost-effective manner their products in response to changing customer needs, industry standards or technological developments could result in limitations or delays in broadcasting or accounting for programming by us until equivalent software can be developed internally or identified, licensed and integrated, which would harm our business.

Poor perception of our brand, business or industry could harm our reputation and materially and adversely affect our business, financial condition and results of operations.

Our business is dependent upon attracting a large audience to our radio stations, websites and publications. Our brand, business and reputation are vulnerable to poor perception. Any damage to our reputation could harm our ability to attract and retain advertisers, customers and content creators, which could materially and adversely affect our results of operations, financial condition and results of operations.

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

As part of our growth strategy, we seek to acquire additional radio stations in markets in which we already have existing stations. However, our ability to acquire, operate and integrate any such future acquisitions as part of a cluster is limited by antitrust laws, the Communications Act, FCC regulations and other applicable laws and regulations. Changes to any of these laws or regulations may affect our ability to acquire additional stations in radio markets where we already own one (1) or more radio station(s). In 1996, Congress passed legislation that requires the FCC to periodically conduct reviews of its regulations, including those which govern the maximum number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations (the “Ownership Limits”). The FCC has adopted radio multiple ownership rules that depend upon the total number of radio stations located in the market in determining the applicable Ownership Limits. In 2003, the FCC modified its definition of the term “market” and its method of determining the number of radio stations located in a “market.” Specifically, in larger markets, the FCC replaced its “signal contour method” of defining a market and determining the number of radio stations located in the market with the use of “geographic markets” delineated by Arbitron, which is a commercial ratings service, as reported in the BIA database. For smaller radio markets for which Arbitron has not delineated a geographic market, the “signal contour method” continues to be the method of defining the market and determining the number of radio stations in the market. The methods the FCC uses to define markets affect the number of radio stations an entity may own or have joint arrangements with relating to programming, advertising sales and station operations in areas adjacent to a delineated Arbitron market. In 2010, the FCC opened a new phase of rulemaking concerning its broadcast ownership rules. The FCC sought public comments on the existing rules, including arguments and factual data on their impact on competition, localism, and diversity and held public meetings around the country on the issue of media ownership rules. The FCC 2010 quadrennial review of broadcast ownership rules is ongoing and a report and order in the proceeding was most recently delayed into 2013.

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

The Communications Act and FCC rules and policies require prior FCC approval for transfers of control of, and assignments of, FCC broadcast licenses. The FTC and the DOJ evaluate transactions to determine whether those transactions should be challenged under federal antitrust laws. As we have gained a presence in a greater number of markets and percentage of the top 50 markets, our future proposed transactions may be subject to more frequent and aggressive review by the FTC and/or the DOJ due to market concentration concerns. This increased level of review may be accentuated in instances where we propose to engage in a transaction with parties who themselves have multiple stations in the relevant market. The FCC might not approve a proposed radio station acquisition or disposition when the DOJ has expressed market concentration concerns with respect to the buy or sell side of a given transaction, even if the proposed transaction would otherwise comply with the FCC’s numerical limits on in-market ownership. We cannot be sure that the DOJ or the FTC will not seek to prohibit or require the restructuring of our future acquisitions or dispositions on these or other bases.

If a complaint was filed against us or other FCC licensees involved in a transaction with us, or an objection to the transaction itself, the FCC could delay the grant of, or refuse to grant, its consent to an assignment or transfer of control of licenses and effectively prohibit a proposed acquisition or disposition.

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

The Broadcast Decency Enforcement Act of 2005 enhances the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material became law in 2006. This legislation increased the FCC’s authority in this area to impose substantially higher monetary forfeiture penalties, up to $325,000 per violation and a total of $3,000,000 for any one (1) incident. While we do not anticipate these increased penalties to impact us as significantly as some of our competitors given the nature of our programming, we could face increased costs in the form of fines as a result of this legislation.

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

We must maintain music programming royalty arrangements with, and pay license fees to, Broadcast Music, Inc. (“BMI”), American Society of Composers, Authors and Publishers (“ASCAP”), and SESAC, Inc. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. Currently, we pay royalties to song composers and publishers through BMI, ASCAP and SESAC.

On December 18, 2007, legislation was introduced to Congress under the Performance Rights Act that would require terrestrial radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. The bill was reintroduced on February 4, 2009. It is currently unknown what proposed legislation, if any, will become law, and what significance this royalty would have on our results from operations, cash flows or financial position.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could diminish the value of our services and cause us to lose customers and revenue.

When a user visits our websites or certain pages of our customers’ websites, we use technologies, including “cookies,” to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information, and history of the user’s interactions with advertisements previously delivered by us. The information that we collect about users helps us deliver appropriate content and targeted advertising to the user. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. We post privacy policies on all of our owned and operated websites that set forth our policies and practices related to the collection and use of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with industry standards or laws or regulations could result in a loss of customer confidence in us, or result in actions against us by governmental entities or others, all of which could potentially cause us to lose customers and revenues.

In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. New laws may be enacted, or existing laws may be amended or re-interpreted, in a manner that limits our ability to analyze user data. If our access to user data is limited through legislation or any industry development, we may be unable to provide effective technologies and services to customers and we may lose customers and revenue.

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

We receive, process and store large amounts of personal user data on our owned and operated websites and from our freelance content creators. Our privacy and data security policies govern the collection, use, sharing, disclosure and protection of this data. The storing, sharing, use, disclosure and protection of personal information and user data are subject to federal, state and international privacy laws, the purpose of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. If requirements regarding the manner in which certain personal information and other user data are processed and stored change significantly, our business may be adversely affected, impacting our financial condition and results of operations. In addition, we may be exposed to potential liabilities as a result of differing views on the level of privacy required for customer and other user data we collect. Our failure or the failure of various third-party vendors and service providers to comply with applicable privacy policies or applicable laws and regulations or any compromise of security that results in the unauthorized release of personal information or other user data could adversely affect our business, financial condition and results of operations.

Government regulation of the Internet is evolving, and unfavorable developments could have a material and adverse affect on our operating results.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations cover taxation, user privacy, data collection and protection, copyrights, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, customer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as privacy, taxation and consumer protection apply to the Internet. Moreover, as Internet commerce continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet, including laws limiting Internet neutrality, could decrease listener demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in material and adverse impacts on our business and our operating results.

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.

We must comply with various federal, state and local environmental, health, safety and land use laws and regulations that have a tendency to affect broadcast facilities differently than other uses. We are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions that may affect, among other things, the ability for us to improve or relocate our radio broadcasting facilities. Historically, we have not incurred significant expenditures to comply with these laws: however, existing laws, and those that may be applied in the future, or a finding of a violation of such laws or liability, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

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

We intend to continue to selectively acquire radio stations, complementary publishing and Internet media businesses. With respect to the acquisition of radio stations, our acquisition strategy has been, and will continue to focus primarily on, the acquisition of stations in the top fifty (50) markets. However, we may not be able to identify and consummate future acquisitions successfully, and stations that we do acquire may not increase our station operating income or yield other anticipated benefits. Acquisitions in markets in which we already own stations may not increase our station operating income due to saturation of audience demand. Acquisitions in smaller markets may have less potential to increase operating revenues. With respect to our acquisition strategy of Internet and publishing businesses, we may not be able to identify and consummate the acquisition of future businesses successfully. Additionally, we may not be able to effectively integrate the operation of newly acquired businesses with our existing businesses that could result in reduced operating income from our businesses. Our failure to execute our acquisition strategy successfully in the future could limit our ability to continue to grow in terms of number of stations or profitability.

If we are not able to obtain financing or generate sufficient cash flows from operations, we may be unable to fund future acquisitions.

We may require significant financing to fund our acquisition strategy which may not be available to us. The availability of funds under our senior credit facility at any time is dependent upon, among other factors, our ability to satisfy financial covenants. Our future operating performance will be subject to financial, economic, business, competitive, regulatory and other factors, many of which are beyond our control. Accordingly, we cannot make any assurances that our future cash flows or borrowing capacity will be sufficient to allow us to complete future acquisitions or implement our business plan, which could have a material negative impact on our business and results of operations.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under such debt

At December 31, 2012, we and our subsidiary guarantors have approximately $269.0 million aggregate principal amount of outstanding indebtedness, of which $213.5 million is outstanding on the 9 5/8% Notes and $15.0 million is outstanding on Subordinated Debt due to Related Parties. On May 21, 2012, we entered into a new Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. The balance outstanding on the FCB Loan as of December 31, 2012, was $7.5 million. The balance outstanding on the Revolver of approximately $33.0 million effectively ranks senior to the outstanding notes to the extent of the assets securing such debt. In addition, the terms of the Revolver and the indenture governing the 9 5/8% Notes permit us to incur additional indebtedness, including up to approximately $40 million that would be available under our Revolver, subject to our ability to meet certain borrowing conditions.

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

On February 25, 2013, we launched a tender offer to purchase for cash any and all of the outstanding 9 5/8% Notes and a related consent solicitation (collectively, the “Tender Offer”) to amend the indenture governing the 9 5/ 8% Notes (the “Indenture”). In connection with the Tender Offer, we plan to enter into a new senior secured term loan of up to $300 million, which will be used to fund the purchase of any 9 5/8% Notes that are tendered in the Tender Offer. We also plan to enter into a new senior secured revolving credit facility of up to $25 million. If the requisite consents have been obtained from holders of the 9 5/8% Notes in the Tender Offer, substantially all of the restrictive covenants, certain events of default and other provisions contained in the Indenture governing the 9 5/ 8% Notes will be eliminated and the liens on the assets that secure the 9 5/8% Notes will be released, making any 9 5/8% Notes that remain outstanding after the consummation of the Tender Offer effectively subordinated to the new term loan and the new revolving credit facility to the extent of the value of the collateral. The proceeds from these facilities will be used to fund the Tender Offer and retire all other outstanding corporate debt. Holders of the 9 5/8% Notes who tender by the consent payment deadline, which is 5:00 pm, New York City time, on March 8, 2013, will receive a consent payment as part of the Tender Offer consideration. The Tender Offer is anticipated to expire at midnight NewYork City time, on March 22, 2013. Regardless of whether we obtain the requisite consents from holders of the 9 5/8% Notes in the Tender Offer, we intend, at our sole discretion and without any obligation to do so, to retire any 9 5/8% Notes that are not tendered in the Tender Offer in accordance with the terms of the Indenture governing the 9 5/8% Notes, which may include redeeming the 9 5/8% Notes. Upon entry into the new term loan and the new revolving credit facility, the Revolver, FCB Loan, and Subordinated Debt due to Related Parties will be terminated.

The agreements governing our various debt obligations impose restrictions on our business and adversely affect our ability to undertake certain corporate actions.

The agreements governing our various debt obligations, including the indenture governing the 9 5/8% Notes, the agreements governing our Revolver, and the agreements governing our subordinated debt agreement with First California Bank, include covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These covenants place restrictions on our ability to, among other things:

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

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the indenture governing the 9 5/8% Notes or the Revolver. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Revolver, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, which could, in turn, trigger defaults under other debt obligations and the commitments of the lenders to make further extensions of credit under our Revolver could be terminated. If we were unable to repay debt to our lenders, or are otherwise in default under any provision governing our outstanding secured debt obligations, our secured lenders could proceed against us and the subsidiary guarantors and against the collateral securing that debt. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on the 9 5/8% Notes and repay the principal amount of or repurchase the 9 5/8% Notes or may cause the subsidiary guarantors to be unable to make payments under the guarantees.

On February 25, 2013, we launched a tender offer to purchase for cash any and all of the 9 5/8% Notes and a related consent solicitation (collectively, the “Tender Offer”) to amend the indenture governing the 9 5/8% Notes (the “Indenture”). In connection with the Tender Offer, we plan to enter into a new senior secured term loan of up to $300 million, which will be used to fund the purchase of any 9 5/8% Notes that are tendered in the Tender Offer. We also plan to enter into a new senior secured revolving credit facility of up to $25 million. If the requisite consents have been obtained from holders of the 9 5/8% Notes in the Tender Offer, substantially all of the restrictive covenants, certain events of default and other provisions contained in the Indenture governing the 9 5/8% Notes will be eliminated and the liens on the assets that secure the 9 5/8% Notes will be released, making any 9 5/8% Notes that remain outstanding after the consummation of the Tender Offer effectively subordinated to the new term loan and the new revolving credit facility to the extent of the value of the collateral. The proceeds from these facilities will be used to fund the Tender Offer and retire all other outstanding corporate debt. Holders of the 9 5/8% Notes who tender by the consent payment deadline, which is 5:00 pm, New York City time, on March 8, 2013, will receive a consent payment as part of the Tender Offer consideration. The Tender Offer is anticipated to expire at midnight, New York City time, on March 22, 2013. Regardless of whether we obtain the requisite consents from holders of the 9 5/ 8% Notes in the Tender Offer, we intend, at our sole discretion and without any obligation to do so, to retire any 9 5/ 8% Notes that are not tendered in the Tender Offer in accordance with the terms of the Indenture governing the 9 5/8% Notes, which may include redeeming the 9 5/8% Notes. Upon entry into the new term loan and the new revolving credit facility, the Revolver, First California Bank Loan, and Subordinated Debt due to Related Parties will be terminated.

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

On February 25, 2013, we launched a tender offer to purchase for cash any and all of the outstanding 9 5/8% Notes and a related consent solicitation (collectively, the “Tender Offer”) to amend the indenture governing the 9 5/8% Notes (the “Indenture”). In connection with the Tender Offer, we plan to enter into a new senior secured term loan of up to $300 million, which will be used to fund the purchase of any 9 5/8% Notes that are tendered in the Tender Offer. We also plan to enter into a new senior secured revolving credit facility of up to $25 million. If the requisite consents have been obtained from holders of the 9 5/8% Notes in the Tender Offer, substantially all of the restrictive covenants, certain events of default and other provisions contained in the Indenture governing the 9 5/8% Notes will be eliminated and the liens on the assets that secure the 9 5/8% Notes will be released, making any 9 5/8% Notes that remain outstanding after the consummation of the Tender Offer effectively subordinated to the new term loan and the new revolving credit facility to the extent of the value of the collateral. The proceeds from these facilities will be used to fund the Tender Offer and retire all other outstanding corporate debt. Holders of the 9 5/8% Notes who tender by the consent payment deadline, which is 5:00 pm, New York City time, on March 8, 2013, will receive a consent payment as part of the Tender Offer consideration. The Tender Offer is anticipated to expire at midnight, New York City time, on March 22, 2013. Regardless of whether we obtain the requisite consents from holders of the 9 5/ 8% Notes in the Tender Offer, we intend, at our sole discretion and without any obligation to do so, to retire any 9 5/ 8% Notes that are not tendered in the Tender Offer in accordance with the terms of the Indenture governing the 9 5/8% Notes, which may include redeeming the 9 5/8% Notes. Upon entry into the new term loan and the new revolving credit facility, the Revolver, First California Bank Loan, and Subordinated Debt due to Related Parties will be terminated.

Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

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

Radio Broadcasting

The types of properties required to support our radio stations include offices, studios, transmitter, antenna and tower sites. A station’s studios are generally located in an office in a downtown or business district. Transmitter, antenna and tower sites are located in areas that provide maximum market coverage. We either own or lease our radio transmitting properties under agreements that generally range from three to twenty-five years. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary. Our SRN and SMR offices and Dallas radio stations are located in an office building in the Dallas, Texas metropolitan area, where we own an approximately 34,000 square foot office building. Our radio network operates from various offices and studios from which the programming originates or is relayed from a remote point of origination. Our network leases satellite transponders used for delivery of its programming. We also own office buildings in Honolulu, Hawaii; Tampa, Florida; Miami, Florida; and Altamonte Springs, Florida.

We lease certain property from our principal stockholders or trusts and partnerships created for the benefit of the principal stockholders and their families. These leases are described in Note 11 of our consolidated financial statements. All such leases have cost of living adjustments. Based upon our management’s assessment and analysis of local market conditions for comparable properties, we believe such leases have terms that are as favorable as, or more favorable, to the company than those that would have been available from unaffiliated parties.

Salem Web Network

Salem Web Network operates from leased office facilities in Richmond, Virginia, Arlington, Virginia and Nashville, Tennessee. The lease agreements range from one to ten years remaining on the lease term. We believe we will be able to renew any such lease that expires or obtain comparable facilities, as necessary.

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

The company’s Class A common stock trades on the NASDAQ Global Market® (“NASDAQ-NGM”) under the symbol SALM. On February 20, 2013 the company had approximately 80 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 19,004,901 outstanding shares of its Class A common stock and two stockholders of record and 5,553,696 outstanding shares of its Class B common stock. The following table sets forth for the fiscal quarters indicated the range of high and low sale price information per share of the Class A common stock of the company as reported on the NASDAQ-NGM.

	2011				2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
High (mid-day)	$4.38	$3.98	$3.96	$2.99	$4.85	$5.70	$5.73	$6.00
Low (mid-day)	$2.99	$3.08	$2.20	$2.12	$2.35	$4.25	$4.64	$4.62

There is no established public trading market for the company’s Class B common stock.

DIVIDEND POLICY

After a careful review and consideration of its earnings, financial position, capital requirements, the Revolver and the indenture governing the 9 5/8% Notes, the company paid a $0.20 per share special cash distribution, or approximately $4.8 million to shareholders of record as of the close of business on December 6, 2010. There were no dividends or distributions paid during the year ended December 31, 2011.

On March 7, 2012, our Board of Directors authorized and declared quarterly dividends of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.035 per share, were paid on March 30, 2012, June 29, 2012, September 28, 2012, and December 28, 2012, respectively, to all common stockholders of record. We paid $3.4 million in dividends during 2012. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding, we expect to pay total annual common stock dividends of approximately $3.4 million.

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

The following table sets forth selected financial data and other operating information of Salem. The selected financial data in the table is derived from the consolidated financial statements of Salem. The selected financial data should be read in conjunction with, and is qualified by reference to our consolidated financial statements, related notes, other financial information included (incorporated by reference) herein, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and specifically the disclosure concerning the reconciliation for historical Non-GAAP measures presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” included in Item 7 of this report.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the separation of our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segments is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouseMedia as discussed in Note 3, our Internet segment qualified for disclosure as a reportable segment as of 2011. These reclassifications also include the accounting for discontinued operations.

In December 2011, due to operating results that were below expectations, we ceased operations of Samaritan Fundraising. All employees of the entity were terminated as of December 31, 2011. The Statements of Operations Data for all periods presented were updated to reflect the operating results of Samaritan Fundraising as a discontinued operation. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as assets of discontinued operations for each applicable period presented.

In January 2010, we collected a $0.2 million termination fee from the buyer of radio station WRFD-AM, Columbus, Ohio pursuant to termination of the asset purchase agreement. The accompanying Statements of Operations Data for all periods presented were updated to reflect the operating results of WRFD-AM, Columbus, Ohio in continuing operations from discontinued operations. The accompanying Consolidated Balance Sheets reflect the net assets of this entity within our assets from continuing operations for each period presented. We had entered into an asset purchase agreement on July 31, 2008, to sell this radio station and exit the Columbus market. We accounted for this market as a discontinued operation until being notified in December 2009 that the buyer would not be able to meet the terms of the asset purchase agreement.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net broadcast revenue	$194,113	$172,055	$174,933	$178,731	$183,180
Net Internet revenue	16,583	16,232	20,104	27,304	33,474
Net publishing revenue	11,794	10,926	11,421	12,131	12,525

Total revenue	222,490	199,213	206,458	218,166	229,179
Operating expenses:
Broadcast operating expenses	124,881	108,106	110,421	115,482	120,772
Internet operating expenses	14,050	13,361	16,722	20,889	25,145
Publishing operating expenses	11,817	10,237	11,226	11,475	12,288
Corporate expenses	20,040	14,005	16,613	17,503	18,892
Depreciation and amortization	16,136	15,120	14,588	14,971	14,647
Cost of denied tower site, abandoned projects and terminated transactions	1,275	1,111	—	—	—
Impairment of long-lived assets	73,010	27,996	—	—	6,896
(Gain) loss on disposal of assets	(6,892)	1,676	255	(4,153)	49

Total operating expenses	254,317	191,612	169,825	176,167	198,689
Operating income (loss) from continuing operations	(31,827)	7,601	36,633	41,999	30,490
Other income (expense):
Interest income	247	290	183	344	106
Interest expense	(22,381)	(20,079)	(30,297)	(27,665)	(24,911)
Change in fair value of interest rate swaps	(4,827)	(781)	—	—	—
Gain on bargain purchase	—	1,634	—	—	—
Gain (loss) on early retirement of long-term debt	4,664	(1,050)	(1,832)	(2,169)	(1,088)
Other income (expense)	121	(88)	(16)	(40)	79

Total other expense	(22,176)	(20,074)	(31,962)	(29,530)	(25,814)
Income (loss) from continuing operations before income taxes	(54,003)	(12,473)	4,671	12,469	4,676
Provision for (benefit from) income taxes	(19,151)	(4,210)	2,695	6,110	153

Income (loss) from continuing operations	(34,852)	(8,263)	1,976	6,359	4,523
Income (loss) from discontinued operations, net of tax	1,766	(83)	(44)	(741)	(95)

Net income (loss)	$(33,086)	$(8,346)	$1,932	$5,618	$4,428

Basic earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$(1.47)	$(0.35)	$0.08	$0.26	$0.18
Income (loss) from discontinued operations	0.07	—	—	(0.03)	—
Net earnings (loss) per share	$(1.40)	$(0.35)	$0.08	$0.23	$0.18
Diluted earnings (loss) per share data:
Earnings (loss) per share from continuing operations	$(1.47)	$(0.35)	$0.08	$0.26	$0.18
Earnings (loss) per share from discontinued operations	0.07	—	—	(0.03)	—
Net earnings (loss) per share	$(1.40)	$(0.35)	$0.08	$0.23	$0.18
Dividends per share	$—	$—	$0.20	$—	$0.14
Basic weighted average shares outstanding	23,671,288	23,803,864	24,086,829	24,475,102	24,577,605
Diluted weighted average shares outstanding	23,671,288	23,803,864	24,653,465	24,683,644	24,986,966

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED).

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,892	$8,945	$828	$67	$380
Broadcast licenses	398,135	375,317	378,362	371,420	373,720
Other intangible assets including goodwill, net	25,574	22,484	25,122	28,522	33,009
Total assets	607,718	579,045	574,486	561,310	559,227
Long-term debt (including current portion)	325,375	314,047	304,527	274,803	268,980
Stockholders’ equity	203,116	197,199	196,404	203,048	206,069

Cash flows related to:
Operating activities	$37,901	$39,468	$22,817	$31,705	$30,849
Investing activities	(21,817)	(2,851)	(13,777)	(4,511)	(19,066)
Financing activities	(25,004)	29,481	(16,150)	(28,074)	(11,469)

Other Data:
Station operating income (1)	$69,232	$63,949	$64,512	$63,249	$62,408
Station operating income margin (2)	35.7%	37.2%	36.9%	35.4%	34.1%

(1)	We define station operating income as net broadcast revenue less broadcast operating expenses.
(2)	Station operating income margin is station operating income as a percentage of net broadcast revenue.

Station operating income (“SOI”) is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”). Therefore, SOI should be viewed as a supplement to and not a substitute for results of operations presented on the basis of GAAP. Management believes that station operating income is useful, when considered in conjunction with operating income, the most directly comparable GAAP financial measure, because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and by analysts who report on the industry to provide comparisons between broadcast groups. Additionally, we use SOI as one of our key measures of operating efficiency and contribution to profitability. Station operating income does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. Our SOI is not necessarily comparable to similarly titled measures employed by other companies.

RECONCILIATION OF STATION OPERATING INCOME TO NET INCOME (LOSS)

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands)
Station operating income	$69,232	$63,949	$64,512	$63,249	$62,408
Plus Internet revenue	16,583	16,232	20,104	27,304	33,474
Plus publishing revenue	11,794	10,926	11,421	12,131	12,525
Less Internet operating expenses	(14,050)	(13,361)	(16,722)	(20,889)	(25,145)
Less publishing operating expenses	(11,817)	(10,237)	(11,226)	(11,475)	(12,288)
Less corporate expenses	(20,040)	(14,005)	(16,613)	(17,503)	(18,892)
Less depreciation and amortization	(16,136)	(15,120)	(14,588)	(14,971)	(14,647)
Less cost of denied tower site, abandoned projects and terminated transactions	(1,275)	(1,111)	—	—	—
Less impairment of long-lived assets	(73,010)	(27,996)	—	—	(6,896)
Less gain (loss) on disposal of assets	6,892	(1,676)	(255)	4,153	(49)

Operating income (loss) from continuing operations	$(31,827)	$7,601	$36,633	$41,999	$30,490
Plus interest income	247	290	183	344	106
Less interest expense	(22,381)	(20,079)	(30,297)	(27,665)	(24,911)
Less change in fair value of interest rate swaps	(4,827)	(781)	—	—	—
Plus gain on bargain purchase	—	1,634	—	—	—
Less gain (loss) on early retirement of long-term debt	4,664	(1,050)	(1,832)	(2,169)	(1,088)
Less other income (expense)	121	(88)	(16)	(40)	79
Less provision for (benefit from) income taxes	19,151	4,210	(2,695)	(6,110)	(153)
Less income (loss) from discontinued operations	1,766	(83)	(44)	(741)	(95)

Net income (loss)	$(33,086)	$(8,346)	$1,932	$5,618	$4,428

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Salem is a domestic multi-media company with integrated business operations covering radio broadcasting, publishing and the Internet. Our programming is intended for audiences interested in Christian and conservative opinion content. We maintain a website at www.salem.cc. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. Any information found on our website is not a part of or incorporated by reference into, this or any other report of the company filed with, or furnished to, the SEC.

OVERVIEW

Our radio broadcasting segment derives revenue primarily from the sale of broadcast time and radio advertising on a national and local basis.

Our principal sources of broadcast revenue include:

•	the sale of block program time, both to national and local program producers;

•	the sale of advertising time on our radio stations, both to national and local advertisers; and

•	the sale of advertising time on our national radio network.

Our rates for broadcast time and advertising time vary based upon several factors, including:

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

Arbitron has developed technology to collect data for its ratings service. The PPM is a small device that does not require active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. The PPM offers a number of advantages over the traditional diary ratings collection system including ease of use, more reliable ratings data and shorter time periods between when advertising runs and when audience listening or viewing habits can be reported. This service is already in a number of our markets and is scheduled to be introduced in more markets in the future. In markets where we subscribe to Arbitron under the PPM, our ratings have been less consistent. PPM data can fluctuate when changes are made to the “panel” (a group of individuals holding PPM devices). This makes all stations susceptible to some inconsistencies in ratings that may or may not accurately reflect the actual number of listeners at any given time.

As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. This seasonal fluctuation in advertising revenue corresponds with quarterly fluctuations in the retail advertising industry. Quarterly revenue from the sale of block programming time does not tend to vary significantly, however, because program rates are generally set annually and are recognized on a per program basis. We currently program 39 of our stations with our Christian Teaching and Talk format, which is talk programming with Christian and family themes. We also program 27 News Talk stations, 11 Contemporary Christian Music stations, 10 Business format stations, and seven Spanish-language Christian Teaching and Talk stations. The business format features financial experts, business talk, and nationally recognized Bloomberg programming. The business format operates similar to our Christian Teaching and Talk format as it features long-form block programming.

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

In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 2012, we sold 97% of our broadcast revenue for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

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

SAME STATION DEFINITION

In the discussion of our results of operations below, we compare our results between periods on an as-reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a “same-station” basis. With regard to fiscal quarters, we include in our same-station comparisons the results of operations of radio stations or radio station clusters and networks that we own or operate in the same format during the quarter, as well as the corresponding quarter of the prior year. Same-station results for a full year are calculated as the sum of the same station-results for each of the four quarters of that year.

RESULTS OF OPERATIONS

Year ended December 31, 2012 compared to year ended December 31, 2011

The following factors affected our results of operations for the year ended December 31, 2012 as compared to the prior year:

Financing

•

On December 12, 2012, we redeemed $4.0 million of the 9 5/8% Notes for $4.1 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.2 million pre-tax loss on the early retirement of debt, including approximately $17,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

•

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

•

On May 21, 2012, we entered into a new Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. At December 31, 2012, $7.5 million was outstanding on the FCB Loan.

•

On May 21, 2012, we entered into an additional subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million. At December 31, 2012, $15.0 million was outstanding on all of our Subordinated Debt due to Related Parties, including amounts due Mr. Epperson.

•

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Common stock dividends of $0.9 million, or $0.035 per share, were paid on March 30, 2012, June 29, 2012, September 28, 2012 and December 28, 2012, respectively to all common stockholders of record. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding, we expect to pay total annual common stock dividends of approximately $3.4 million.

Acquisitions

•

On October 1, 2012, we completed the acquisition of Godvine.com for $4.2 million. Godvine is a Christian video website and media platform that increases our online presence and offers significant exposure on Facebook with now over 3.3 million Facebook fans. We believe that the addition of Godvine.com makes SWN the largest online destination for Christian content with an average of 5.8 million unique visits per month.

•

On August 31, 2012, we completed the acquisition of radio station WLCC-AM, Tampa, Florida, for $1.2 million. We began operating the station as of the closing date. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.

•

On August 30, 2012, we acquired SermonSpice.com for $3.0 million. SermonSpice.com is an online provider of church media for local churches and ministries. The acquisition resulted in goodwill of $1.2 million representing the excess value of the business attributable to the organizational systems and procedures already in place to ensure effective operations of the business.

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

•

On January 13, 2012, we completed the acquisition of radio station KTNO-AM, Dallas, Texas, for $2.2 million. We began programming the station pursuant to a TBA with the previous owner on November 1, 2011. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date.

Dispositions

•

On March 16, 2012, we completed the sale of radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million in cash. The sale resulted in a pre-tax gain of $0.2 million. The accompanying Consolidated Statements of Operations reflect the operating results of this entity through the date of the sale.

Net Broadcasting Revenue

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Broadcast Revenue	$178,731	$183,180	$4,449	2.5%	81.9%	79.9%
Same Station Net Broadcast Revenue	$178,025	$182,106	$4,081	2.3%

Net broadcast revenues increased due to overall improving economic conditions and a greater demand for radio airtime as compared to the same period of the prior year. Included in these results are a $3.3 million increase in political advertisements and a $1.8 million increase in block programming revenue primarily from our Christian Teaching and Talk formatted stations partially offset by a $0.2 million decline in infomercial revenue and a $0.2 million decline in local spot local advertising. Block programming results reflect annual rate increases while national advertising results reflect higher sales volume due to advertisers purchasing more airtime.

The following table shows the dollar amount and percentage of net broadcast revenue for each broadcast revenue source.

	Year Ended December 31,
	2011		2012
	(Dollars in thousands)
Block program time:
National	$42,812	24.0%	$43,468	23.7%
Local	31,227	17.5	32,321	17.7

	74,039	41.5	75,789	41.4
Advertising:
National	13,426	7.5	14,200	7.8
Local	63,446	35.5	63,233	34.5

	76,872	43.0	77,433	42.3
Infomercials	6,303	3.5	6,112	3.3
Network	14,699	8.2	16,083	8.8
Other	6,818	3.8	7,763	4.2

Net broadcast revenue	$178,731	100.0%	$183,180	100.0%

Internet Revenue

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Revenue	$27,304	$33,474	$6,170	22.6%	12.5%	14.6%

Increases in Internet revenue reflect improving overall economic conditions, a higher demand for Internet advertisements, and growth from our Internet acquisitions that typically generate revenues across all of our web-based platforms. Banner advertisements, including those on our radio station branded websites, increased $4.5 million, including $0.9 million of political revenue, due primarily to higher demand for placement from advertisers and secondarily to rate increases. Video and graphic downloads increased $1.6 million over the prior year due to higher volumes.

Publishing Revenue

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Revenue	$12,131	$12,525	$394	3.2%	5.6%	5.5%

Publishing revenue increased due to higher submission fees and book sales from Xulon Press partially offset by declines in subscription revenues from our print magazines. Our print magazines, and the print magazine industry as a whole, have continued to experience declines in the number of subscribers.

Broadcast Operating Expenses

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Broadcast Operating Expenses	$115,482	$120,772	$5,290	4.6%	52.9%	52.7%
Same Station Net Broadcast Operating Expenses	$114,930	$119,745	$4,815	4.2%

Broadcast operating expenses increased due to higher variable expenses associated with higher revenues, including a $3.3 million increase in personnel-related costs including commissions and new local talent, a $0.8 million increase in facility related costs, a $0.4 million increase in advertising expenses, a $0.5 million increase in production and programming costs, a $0.1 million increase in LMA fees, and a $0.2 million increase in music license fees partially offset by a reduction in bad debt expense of $0.4 million.

Internet Operating Expenses

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Internet Operating Expenses	$20,889	$25,145	$4,256	20.4%	9.6%	11.0%

Internet operating expenses increased due to higher variable expenses associated with higher revenues, including a $1.9 million increase in personnel-related costs including commissions, a $0.8 million increase in royalty expense, a $0.7 million increase in advertising expense, a $0.3 million increase in streaming and hosting, a $0.1 million increase in product costs related to SCP, and $0.4 million increase in bad debt expense.

Publishing Operating Expenses

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Publishing Operating Expenses	$11,475	$12,288	$813	7.1%	5.3%	5.4%

Operating expenses for Xulon Press increased due to higher variable costs associated with revenue growth. These costs include an increase of $0.8 million in personnel-related costs including commissions and a $0.1 million increase in advertising expense. This was offset by a decrease in our publishing printing costs associated with reduced distribution levels of our print magazines.

Corporate Expenses

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$17,503	$18,892	$1,389	7.9%	8.0%	8.2%

Corporate expenses include shared general and administrative services. Higher costs include a $0.9 million in personnel-related costs primarily due to strategic new-hires, a $0.3 million increase in non-cash stock-based compensation expense and a $0.3 million increase in accounting and public reporting costs partially offset by a $0.1 million decrease in repairs and maintenance.

Depreciation Expense

	Year Ended December 31,
	2011	2012	Change $	Change %		2011	2012
	(Dollars in thousands)					% of Total Net Revenue
Depreciation Expense	$12,520	$12,343	$(177)	(1.4	) %	5.7%	5.4%

Depreciation expense decreased slightly due to approximately $1.4 million of computer software and website development costs acquired in 2008 that were fully depreciated during the prior year offset by a $0.5 million net increase in capital expenditures placed in service during the current year as well as the composite of current year acquisitions. During 2012 we acquired approximately $0.5 million of buildings and towers with longer estimated useful lives of thirty to thirty five years compared to the prior year in which computer software and website development costs were recorded with useful lives of three years.

Amortization Expense

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,451	$2,304	$(147)	(6.0)%	1.1%	1.0%

The decrease in amortization expense reflects the impact of higher amortization recognized during 2011 for intangibles, such as advertising agreements, customer lists and domain names that were acquired during that year and prior years with useful lives ranging from one to five years.

Impairment of Long-Lived Assets

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Impairment of Long-Lived Assets	$—	$6,896	$6,896	100.0%	—%	3.0%

During June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with this land based on the estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained a third party valuation for the land. Based on this fair value appraisal, we recorded an additional $1.2 million impairment charge associated with the land. We completed our annual impairment testing for goodwill and other indefinite-lived intangible assets during the fourth quarter of 2012. As a result of our annual testing, we recorded a $0.1 million impairment on mastheads in our publishing segment. This impairment was driven by a reduction in publishing revenue specifically from our print magazines and is a trend in the industry as a whole that is not unique to our operations.

(Gain) Loss on disposal of assets

	Year Ended December 31,
	2011	2012	Change $	Change %		2011	2012
	(Dollars in thousands)					% of Total Net Revenue
(Gain) loss on disposal of assets	$(4,153)	$49	$4,202	(101.2	) %	(1.9)%	—%

The net gain on disposal of assets for the twelve months ended December 31, 2012, includes a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island and a $0.6 million gain from insurance proceeds for repairs of storm damage in our New York market, partially offset by various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale. The net gain on disposal of assets for the same period of the prior year includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, partially offset by various fixed asset and equipment disposals.

Other income (expense), net

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$344	$106	$(238)	(69.2)%	0.2%	—%
Interest Expense	(27,665)	(24,911)	2,754	(10.0)%	(12.7)%	(10.9)%
Loss on early retirement of long-term debt	(2,169)	(1,088)	1,081	(49.8)%	(0.9)%	(0.5)%
Other Income (Expense)	(40)	79	119	(297.5)%	—%	—%

Interest income represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on the 9 5/ 8% Notes, partially offset by higher interest on amounts outstanding under our Revolver and subordinated debt. Other income and expense, net relates to royalty income from real estate properties.

Loss on early retirement of debt of $1.1 million for the year ended December 31, 2012 compared to $2.2 million for the same period of the prior year represents the redemptions at a price equal to 103% of the face value and open market repurchases in each period of principle amounts of the 9 5/8% Notes.

Provision for (benefit from) income taxes

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Provision for (benefit from) income taxes	$6,110	$153	$(5,957)	(97.5)%	2.8%	0.1%

In accordance with FASB ASC Topic 740 “Income Taxes,” our provision for income taxes was $0.2 million for the year ended December 31, 2012 compared to a tax provision of $6.1 million for the same period of the prior year. Provision for income taxes as a percentage of income before income taxes (that is, the effective tax rate) was 3.3% for the year ended December 31, 2012 compared to 49.0% for the same period of the prior year. The effective tax rate for each period differs from the federal statutory income rate of 35.0% due to the effect of state income taxes, certain expenses that are not deductible for tax purposes, and changes in the valuation allowance from the utilization of certain state net operating loss carryforwards. During the year ended December 31, 2012, we released a portion of the reserve related to state income taxes for which the statute of limitations has expired. In addition, we have re-evaluated our position related to the reasoning for establishing the reserve and determined that additions to the reserve are no longer applicable. Accordingly, as the statute of limitations expires for each tax year, an additional portion of the reserve will be released.

Income (loss) from discontinued operations, net of tax

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Income (loss) from discontinued operations, net of tax	$(741)	$(95)	$646	(87.2)%	(0.3)%	—%

The loss from discontinued operations of $0.7 million and $0.1 million, respectively, for the years ended December 31, 2012 and 2011 relate to the operating results of Samaritan Fundraising that ceased operations in December 2011.

Net Income (Loss)

	Year Ended December 31,
	2011	2012	Change $	Change %	2011	2012
	(Dollars in thousands)				% of Total Net Revenue
Net Income (Loss)	$5,618	$4,428	$(1,190)	(21.2)%	2.6%	1.9%

Net income decreased $1.2 million from the prior year due to a $6.9 million impairment of long-lived assets, a $5.3 million increase in broadcast operating expenses and a $4.2 million increase in internet operating expenses offset by an $11.0 million increase in net revenues and a $2.8 million reduction in interest expense.

Year ended December 31, 2011 compared to year ended December 31, 2010

The following factors affected our results of operations for the year ended December 31, 2011 as compared to the prior year:

Financing

•

On December 12, 2011, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

•

On November 17, 2011, Salem entered into subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. The proceeds of the subordinated lines of credit may be used to repurchase a portion of Salem’s outstanding senior secured notes. Amounts outstanding under each subordinated line of credit bear interest at an amount equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. The indebtedness under the subordinated lines of credit is subordinated to the indebtedness under the Salem credit facility described above pursuant to a subordination agreement to be entered into among Wells Fargo, Salem and the Affiliate Lenders and the description of terms herein is subject to such subordination agreement. The subordinated lines of credit (together, Subordinated Debt due to Related Parties”) do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Subordinated Debt due to Related Parties

•

On November 15, 2011, we completed the Second Amendment to our Revolver to among other things: (1) extend the maturity date from December 1, 2012 to December 1, 2014 (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. The applicable interest rate relating to the amended credit agreement is LIBOR plus a spread of 3.0% per annum or the Base Rate plus a spread of 1.25% per annum, which is adjusted based on our leverage ratio. We incurred $0.5 million in fees to complete this amendment, which are being amortized over the remaining term of the credit agreement.

•

On September 6, 2011, we repurchased $5.0 million of the 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

•

On June 1, 2011, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issue costs associated with the 9 5/8% Notes.

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

•

On March 28, 2011, we completed the acquisition of the Internet business, WorshipHouseMedia, an on-line church media and video ministry website, for $6.0 million in cash. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. The acquisition resulted in goodwill of $2.1 million representing the excess value of the business resulting from the integrated business model and services already established that provide future economic benefits to us.

•

On March 14, 2011, we completed the acquisition of radio station WDDZ-AM, Pawtucket, Rhode Island, for $0.6 million in cash. We began operating the station as WBZS-AM upon the close of the transaction. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. On January 5, 2012, we entered into an asset purchase agreement to sell this radio station for $0.8 million.

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

The increase in Internet revenues reflect improving overall economic conditions and higher demand for banner advertisements as well as growth from acquisitions that generate revenues across all of our web-based platforms. The increases are driven primarily by a higher sales volume and secondarily to higher rates charged to our customers. Banner advertisements, including those on our station websites, increased $4.0 million due to higher demand. WorshipHouseMedia, which we acquired in March 2011, generated revenue of $2.7 million and Salem Consumer Products revenues increased $0.4 million.

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

Publishing operating expenses increased from Xulon Press, our digital book publishing service that incurred higher variable costs associated with revenue growth. These costs include an increase of $0.1 million in personnel-related costs including commissions and a $0.1 million increase in advertising expense partially offset by lower printing costs associated with reduced distribution levels of our print magazines.

Corporate Expenses

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Corporate Expenses	$16,613	$17,503	$890	5.4%	8.0%	8.0%

Corporate expenses include shared general and administrative services. The increase of $0.9 million includes a $1.5 million increase in personnel-related costs and a $0.1 million increase in professional services, offset by a $0.4 million decrease in non-cash stock-based compensation expense, a $0.2 million decrease in repair and maintenance costs and a $0.2 million decrease in facility-related costs.

Depreciation Expense

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Depreciation Expense	$12,570	$12,520	$(50)	(0.4)%	6.1%	5.7%

Depreciation expense remained flat because of reductions in capital expenditures and acquisition related activity, primarily in our broadcast operating segment.

Amortization Expense

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Amortization Expense	$2,018	$2,451	$433	21.5%	1.0%	1.1%

Amortization expense increased primarily due to the acquisitions of intangible assets from our 2010 acquisitions of HotAir.com and GodTube.com and our 2011 acquisition of WorshipHouseMedia. These intangible assets include customer lists and domain names with useful lives of between one and five years.

(Gain) Loss on disposal of assets

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
(Gain) loss on disposal of assets	$255	$(4,153)	$(4,408)	(1,728.6)%	0.1%	(1.9)%

The net gain on disposal of assets of $4.2 million for the year ended December 31, 2011, includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, offset by various fixed asset and equipment disposals. The net loss on disposal of assets of $0.3 million for the same period of the prior year is comprised of a $0.2 million pre-tax loss on the sale of WAMD-AM, Aberdeen, Maryland, a $0.2 million pre-tax loss from the sale of Chicago real estate associated with the relocation of our Radio Division President and $0.2 million of losses from various fixed asset and equipment disposals offset by a $0.3 million pre-tax gain from the eminent domain seizure of property by the Dallas County School District.

Other income (expense), net

	Year Ended December 31,
	2010	2011	Change $	Change %	2010	2011
	(Dollars in thousands)				% of Total Net Revenue
Interest Income	$183	$344	$183	88.0%	0.1%	0.2%
Interest Expense	(30,297)	(27,665)	2,632	(8.7)%	(14.7)%	(12.7)%
Loss on early retirement of long-term debt	(1,832)	(2,169)	(337)	18.4%	(0.1)%	(0.9)%
Other Income (Expense)	(16)	(40)	(24)	150.0%	0.1%	—%

Interest income of $0.3 million and $0.2 million for the years ended December 31, 2011 and 2010 represents earnings on excess cash. The decrease in interest expense is due to the lower principal balance outstanding on the 9 5/8% Notes, partially offset by higher interest on the outstanding balances on our Revolver. Loss on early retirement of debt represents the redemptions and open market repurchases in each period of principle amounts of the 9 5/8% Notes at a price equal to 103% of the face value.

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

Net income increased $3.7 million from the prior year due to a $5.4 million increase in our net operating income and a $2.6 million decrease in interest expense offset by a $3.4 million increase in our tax provision, a $0.4 million increase in losses associated with the early redemption of $35.0 million of the 9 5/8% Notes, and a $0.7 million increase in the loss associated with the discontinued operations of Samaritan Fundraising.

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

SOI is not a measure of performance calculated in accordance with GAAP. SOI should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of GAAP. Management believes that SOI is a useful non-GAAP financial measure to investors, when considered in conjunction with operating income (most directly comparable GAAP financial measure), because it is generally recognized by the radio broadcasting industry as a tool in measuring performance and in applying valuation methodologies for companies in the media, entertainment and communications industries. This measure is used by investors and analysts who report on the industry to provide comparisons between broadcasting groups. Additionally, our management uses SOI as one of the key measures of operating efficiency, profitability and our internal review associated with our impairment analysis of indefinite-lived intangible assets. SOI does not purport to represent cash provided by operating activities. Our statement of cash flows presents our cash flow activity and our income statement presents our historical performance prepared in accordance with GAAP. SOI as defined by and used by our company is not necessarily comparable to similarly titled measures employed by other companies.

Year ended December 31, 2012 compared to year ended December 31, 2011

STATION OPERATING INCOME. SOI decreased $0.8 million, or 1.3%, to $62.4 million for the year ended December 31, 2012 compared to $63.2 million for the same period of the prior year as a result of the changes in net broadcast revenue and broadcast operating expense explained above. As a percentage of net broadcast revenue, SOI decreased to 34.1% for the year ended December 31, 2012 from 35.4% for the same period of the prior year. On a same station basis, SOI decreased $0.7 million, or 1.2%, to $62.4 million for the year ended December 31, 2012 from $63.1 million for the same period of the prior year. As a percentage of same station net broadcast revenue, same station SOI decreased to 34.2% for the year ended December 31, 2012, compared to 35.4% for the same period of the prior year.

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to net income (as presented in our financial statements) for the year ended December 31, 2011 and 2012:

	Year Ended December 31,
	2011	2012
	(Dollars in thousands)
Station operating income	$63,249	$62,408
Plus Internet revenue	27,304	33,474
Plus publishing revenue	12,131	12,525
Less Internet operating expenses	(20,889)	(25,145)
Less publishing operating expenses	(11,475)	(12,288)
Less corporate expenses	(17,503)	(18,892)
Less depreciation and amortization	(14,971)	(14,647)
Less impairment of long-lived assets	—	(6,896)
Less gain (loss) on disposal of assets	4,153	(49)

Operating income from continuing operations	$41,999	$30,490
Plus interest income	344	106
Less interest expense	(27,665)	(24,911)
Less loss on early retirement of long-term debt	(2,169)	(1,088)
Less other income (expense)	(40)	79
Less provision for (benefit from) income taxes	(6,110)	(153)
Less income (loss) from discontinued operations	(741)	(95)

Net income	$5,618	$4,428

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

The following table provides a reconciliation of SOI (a non-GAAP financial measure) to net income (as presented in our financial statements) for the year ended December 31, 2010 and 2011:

	Year Ended December 31,
	2010	2011
	(Dollars in thousands)
Station operating income	$64,512	$63,249
Plus Internet revenue	20,104	27,304
Plus publishing revenue	11,421	12,131
Less Internet operating expenses	(16,722)	(20,889)
Less publishing operating expenses	(11,226)	(11,475)
Less corporate expenses	(16,613)	(17,503)
Less depreciation and amortization	(14,588)	(14,971)
Less gain (loss) on disposal of assets	(255)	4,153

Operating income from continuing operations	$36,633	$41,999
Plus interest income	183	344
Less interest expense	(30,297)	(27,665)
Less loss on early retirement of long-term debt	(1,832)	(2,169)
Less other income (expense)	(16)	(40)
Less provision for (benefit from) income taxes	(2,695)	(6,110)
Less income (loss) from discontinued operations	(44)	(741)

Net income	$1,932	$5,618

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

We believe the following accounting policies and the related judgments and estimates are critical accounting policies that affect the preparation of our consolidated financial statements. For a more comprehensive list of our accounting policies, see Note 1, Significant Accounting Policies, of the accompanying the consolidated financial statements included in this annual report. Note 1 contains several other policies which are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting policies because they do not involve subjective or complex judgments.

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

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Our customers principally include not-for-profit charitable organizations and commercial advertisers. Revenue from the sale of products and services are recognized when the products are shipped and the services are rendered. Revenues from the sale of advertising in our magazines are recognized upon publication. Revenue from the sale of subscriptions to our publications is recognized over the life of the subscription. Revenue from book sales is recorded when shipment occurs.

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events, or some combination thereof. The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when it is sold separately. The estimated selling price is the price that we would transact if the deliverable was sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of the goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2010, 2011 and 2012 was approximately $4.6 million, $5.2 million and $5.3 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An analysis is performed by applying various percentages based on the age of the receivable and other subjective and historical analysis. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

During the 4th quarter of 2011, based on operating results that did not meet expectations, we ceased operating Samaritan Fundraising as of December 31, 2011. Samaritan Fundraising, reported in our Internet operations, was a web-based fundraising products company operating from a single facility in Fairfax, VA, under the control of one general manager. As a result of our decision to close operations, there were no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. We have reported the operating results and net assets of this entity as a discontinued operation for all periods presented.

Goodwill and indefinite-lived intangible assets

Approximately 71% of our total assets as of December 31, 2012, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses are renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and business segments. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 7 to our Consolidated Financial Statements.

Broadcast Licenses

The unit of accounting we use to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350).” Under ASU 2012-02, we have the option to assess whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that impairment exists, we are required to perform a quantitative analysis to estimate the fair value of the assets. The qualitative assessment requires significant judgment in considering events and circumstances that may affect the estimated fair value of our broadcast licenses and to weigh the events and circumstances by what we believe to be the strongest to weakest indicator of potential impairment. ASU 2012-02 is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of ASU 2012-02 as of our 2012 annual testing period. During 2011 and prior years, we applied the start-up income approach to estimate the fair value of each of our broadcast licenses.

We reviewed the significant assumptions in our most recent fair value estimates that were completed during our annual testing period ending December 31, 2011. Our review included an assessment to determine if events and circumstances have occurred that could affect the significant inputs used in these fair value estimates. Our 2011 fair value calculations were prepared using the start-up income approach to estimate the fair value of the broadcast license. The start-up-income approach measures the expected future economic benefits that the broadcast licenses provide and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years, which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key estimates and assumptions used in the start-up income valuation for all of our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2011
Discount rate	9.0%
Operating profit margin ranges	3.8% - 38.0%
Long-term market revenue growth rate ranges	1.0% - 4.0%

We reviewed each of the key estimates and assumptions and determined that there have been no significant changes that would need to be applied to a hypothetical start-up station in order to estimate the fair value. Projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate are consistent with those applied in the 2011 testing period. We also reviewed internal benchmarks and economic performance for each of our markets to conclude that we could reasonably rely upon the 2011 fair value estimates and assumptions as a starting point to our qualitative analysis.

We calculated the amount by which the 2011 estimated fair values exceeded our carrying amounts to calculate the excess of fair value. We concluded that markets with broadcast licenses with a 25% or more excess of the estimated fair value over the carrying value were not likely to be impaired. We believe based on our analysis and review, including the financial performance of each market, that a 25% excess fair value margin is conservative and reasonable in the qualitative analysis.

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of our broadcasting licenses for each of our clusters:

	Geographic Clusters as of December 31, 2012 Percentage Range By Which Fair Value Exceeds Carrying Value

	≤ 25%	>26-30%	>30% to 75%	> than 75%
Number of market clusters	12	2	6	9
Broadcast license carrying value (in thousands)	$248,939	$22,112	$26,586$	76,082

We considered the 12 markets with an excess fair value that was less than 25% of the carrying values to be more likely than not impaired. For these markets, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm to perform a quantitative appraisal of our broadcast licenses. Bond & Pecaro utilized the start-up income approach to value broadcast licenses. The key estimates and assumptions used in the Bond & Pecaro start-up income valuation for these selected markets were as follows:

Broadcast Licenses	December 31, 2012
Discount rate	9.0%
Operating profit margin ranges	5.1% - 35.5%
Long-term market revenue growth rate ranges	0.3% - 15.0%

The table below presents the results of our quantitative analysis for the annual testing period ending December 31, 2012:

Market Cluster	Excess Fair Value 2011 Estimate	Excess Fair Value 2012 Estimate
Atlanta, GA	13.34%	7.54%
Chicago, IL	11.85%	6.38%
Cleveland, OH	9.03%	2.23%
Dallas, TX	7.83%	10.38%
Detroit, MI	10.17%	4.69%
Louisville, KY	24.08%	7.21%
Miami, FL	14.93%	27.84%
Omaha, NE	14.36%	8.82%
Orlando, FL	19.36%	38.74%
Portland, OR	19.47%	11.00%
Sacramento, CA	10.46%	4.87%
Tampa, FL	16.17%	44.76%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast licenses as of the annual testing periods ending December 31, 2012. Based on prior tests, we determined that no impairments of our broadcast licenses were necessary for years ending December 31, 2011 or 2010, respectively.

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

Based on actual operating results as of our year end testing period that did not meet or exceed our expectations, we performed a quantitative review of mastheads as of our annual testing period ending December 31, 2012. We had also performed an interim valuation of mastheads as of June 30, 2012 in which our excess fair value was estimated to be only 1.7%. We engaged Bond & Pecaro, an independent third-party appraisal firm, to perform an income-based approach to determine the estimated fair value of our mastheads. The income approach is based upon an estimated royalty stream that measures a cost savings to the business because it does not have to pay a royalty to use the owned trade name and content. The analysis assumes that the assets are employed by a typical market participant in their highest and best use. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of our mastheads, the key estimates and assumptions to which are as follows:

Mastheads	December 31, 2010	December 31, 2011	Interim June 30, 2012	December 31, 2012
Discount rate	8.5%	8.5%	8.5%	8.5%
Projected revenue growth ranges	2.0% - 2.5%	1.5% - 2.50%	1.5% - 2.50%	1.5% - 3.0%
Royalty growth rate	3.0%	3.0%	3.0%	3.0%

We recognized an impairment charge of $0.1 million associated with the value of mastheads in our publishing segment as of the annual testing period ending December 31, 2012. The impairment was driven by a reduction in projected net revenues resulting from ongoing operating results that have not met expectations. The impairment was indicative of trends in the publishing industry as a whole and is not unique to our company or operations.

Goodwill—Broadcast

During 2012, we adopted ASU 2011-08, “Testing Goodwill for Impairment.” As a result, beginning in 2012, the first step of the impairment tests for goodwill is a thorough assessment of qualitative factors to determine if events or circumstances indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Nine of our 31 market clusters and our networks have goodwill associated with them as of our annual testing period ending December 31, 2012.

The first step of our review included an assessment to determine if events and circumstances have occurred that could affect the significant inputs used in our fair value estimates. We estimated fair values using a market and income approach and compared the estimated fair value of each cluster to its carrying value including goodwill. Using a market approach, we applied a multiple of four to each clusters’ station operating income (“SOI”) to calculate the estimated fair value. Radio stations are often sold on the basis of a multiple of projected cash flow, or SOI. Numerous trade organizations and analysts track these radio transactions. Based on reports and analysis of these transactions, we believe industry benchmarks to be in the six to seven times cash flow range. Based our analysis, we determined that an SOI benchmark of four would be a conservative indicator of fair value. Under the income approach, we utilized a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow method incorporates the cumulative present value of the net after-tax cash flows projected for each market assuming that it is a hypothetical start-up station. The key estimates and assumptions used in the start-up income valuation of our broadcast markets for each testing period are as follows:

	December 31,
Goodwill –Broadcast Market Clusters	2010	2011	2012
Discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	3.8% - 36.3%	3.8% - 38.0%	5.1% - 35.5%
Long-term market revenue growth rate ranges	0.25% - 3.5%	1.0% - 4.0%	0.3% - 15.0%

If the carrying amount, including goodwill, exceeds the estimated fair value of the cluster, an indication exists that the amount of goodwill attributed to that cluster may be impaired. When we have indication of impairment, we perform a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of three of our markets in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

December 31, 2012 Broadcast Market Clusters
Enterprise Valuations
Discount rate	9.0%
Operating profit margin ranges	16.9% - 49.2%
Long-term revenue market growth rate ranges	1.0% - 3.5%

Based on our review and analysis we determined that no broadcast goodwill impairment charges were necessary as of the annual testing periods ending December 31, 2012, 2011 and 2010. The estimated fair value of our networks exceeded the carrying value by 120.0%, 101.6%, and 98.6% for each of the annual testing periods ending December 31, 2012, 2011 and 2010, respectively.

The tables below present the percentage within a range by which the enterprise value exceeded the carrying value of each of our clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2012 Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	2	1	1	5
Enterprise carrying value (in thousands)	$18,836	$1,423	$10,506	$132,645

	Broadcast Market Clusters as of December 31, 2011
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	1	2	3	2
Enterprise carrying value (in thousands)	$9,877	$17,487	$68,506	$5,178

	Broadcast Market Clusters as of December 31, 2010
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	2	—	2	3
Enterprise carrying value (in thousands)	$19,502	$—	$66,871	$7,295

Goodwill—Internet & Publishing

During 2012, we adopted ASU 2011-08, “Testing Goodwill for Impairment.” As a result, beginning in 2012, the first step of the impairment tests for goodwill is a thorough assessment of qualitative factors to determine if events or circumstances indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. The units of accounting we use to test goodwill in our Internet business include Townhall.com and Salem Web Network. The operating results for Salem Web Network reflect the operating results and cash flows for all of our Internet sites exclusive of Townhall.com. We also separate our publishing business into two accounting units. The first publishing accounting unit is the magazine unit, which operates and produces all publications from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. The second accounting unit is our book publishing division, Xulon Press, which also operates from a stand-alone facility, under one general manager who is responsible for the separately stated operating results and cash flows. Four of these accounting units have goodwill associated with them as our annual testing period.

We applied a market approach to estimate the fair value of each or our accounting units. Under the market approach, we applied a multiple of four to each accounting units’ operating income to estimate the fair value. We believe that a multiple of four is a conservative benchmark based on actual industry transactions. The first step of our review compared the estimated fair value of each accounting unit to its carrying value including goodwill. If the carrying amount, including goodwill, exceeded the estimated fair value of the unit, an indication exists that the amount of goodwill attributed to that unit may be impaired. When we have indication of impairment, we performed a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of one of our accounting units in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31,
Enterprise Valuations	2010	2011	2012
Discount rate	8.5%	13.5%	8.5% - 13.5%
Operating profit margin ranges	2.0% - 8.4%	18.4% - 22.0%	0.5% - 22.0%
Long-term revenue growth rate ranges	2.0%	3.0%	1.5% - 3.0%

The key assumptions in our third-party enterprise valuation varied from the testing period ending December 31, 2011 to the testing period ending December 31, 2010 due to the accounting units for which the enterprise valuations were performed. Due to the nature of the business, publishing varies greatly from our print magazines to our online print-on demand digital book publisher and our Internet businesses. The key estimates for 2012 include the ranges applicable to both publishing and our Internet businesses.

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2012, 2011 and 2010. The table below presents the percentage within a range by which the enterprise value exceeded the carrying value of our accounting units, including goodwill.

	Internet and Publishing Accounting units as of December 31, 2012 Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	—	—	2	4
Enterprise carrying value (in thousands)	$—	$—	$28,722	$2,103

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings. Included in the $2.1 million accrual was $0.1 million in related interest, net of federal income tax benefits. During 2011, we recognized a net increase of $0.2 million in liabilities and at December 31, 2011, had $3.8 million in liabilities for unrecognized tax benefits. During 2012, we recognized a net decrease of $2.5 million in liabilities and at December 31, 2012, had $1.3 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits and $0.02 million for the related penalties recorded in income tax expense on our Consolidated Statements of Operations. Management expects an additional reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2012
(Dollars in thousands)
Balance at January 1, 2012	$3,852
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(2,429)
Related interest and penalties, net of federal tax benefits	(98)

Balance as of December 31, 2012	$1,325

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of December 31, 2012 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

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

As of December 31, 2012, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

Long-term debt and debt covenant compliance

Our classification of borrowings under our Revolver as long-term debt on our balance sheet is based on our assessment that, under the terms of our Credit Agreement and after considering our projected operating results and cash flows for the coming year, no principal payments are required to be made. These projections are estimates dependent upon a number of factors including but not limited to developments in the markets in which we are operating in and varying economic and political factors. Accordingly, these projections are inherently uncertain and our actual results could differ from these estimates.

Stock-Based compensation

We have one stock option plan, The Amended and Restated 1999 Stock Incentive Plan, (the “Plan”) under which equity awards, including stock options and restricted stock may be granted to employees, consultants and non-employee members of the Board of the Directors of the company. At the annual meeting of the company held on June 22, 2012, the company’s stockholders approved a revision to the Plan increasing the number of shares authorized by 1,900,000. As a result, a maximum of 5,000,000 shares are authorized under the Plan, of which 1,927,099 are outstanding and 707,024 are exercisable as of December 31, 2012.

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

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other “Testing Indefinite-lived Intangible Assets for Impairment.” The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30. This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012. Early adoption is permitted. We adopted ASU 2012-02 as of our 2012 annual impairment testing performed in the fourth quarter of 2012. Adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our focus is to continue to deleverage the company. We have historically financed acquisitions through borrowings, including borrowings under credit facilities and, to a lesser extent, from operating cash flow and from proceeds on selected asset dispositions. We expect to fund any future acquisitions from cash on hand, proceeds from debt and equity offerings, borrowings under our credit facilities, operating cash flow and possibly through the sale of income-producing assets. We have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service required by our credit facilities and the notes from operating cash flow, borrowings under the Revolver and, if necessary, proceeds from the sale of selected assets or radio stations. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and update our computer infrastructures. The nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management. We expect to incur capital expenditures of $8.4 million throughout the twelve months ending December 31, 2013.

Cash Flows

Cash and cash equivalents increased $0.3 million to $0.4 million as of December 31, 2012 compared to $0.1 million as of the same period of the prior year. Working capital decreased $8.6 million to $(3.2) million as of December 31, 2012, compared to $5.4 million for the same period of the prior year due to our short-term Subordinated Debt due to Related Parties.

The following events impacted our liquidity and capital resources during the year ended December 31, 2012:

•	Capital expenditures increased $1.0 million to $8.5 million from $7.5 million for the same period of the prior year;

•	Our Day’s Sales Outstanding “DSO” improved to 66 days as of December 31, 2012 compared to 67 days for the same period of the prior year;

•	Cash paid for acquisitions increased $1.5 million to $10.7 million from $9.2 million for the prior year;

•	We redeemed $21.5 million of total principal on the 9 5/8% Notes at a price equal to 103% of face value, or $22.1 million in cash;

•	We increased the balance outstanding on our Revolver by $2.0 million and entered the new FCB Loan that had an outstanding balance of $7.5 million,

•	We increased the amount outstanding under our Subordinated Debt due to Related Parties by $6.0 million,

•	We paid common stock dividends of $3.4 million cash, or $0.14 per share, during the year ended December 31, 2012; and

•	Our income from continuing operations decreased $1.9 million to $4.5 million from $6.4 million for the prior year.

Credit Facilities

The Revolver and the 9 5/8% Notes have been entered into by Salem Communications Corporation. Our parent company, Salem Communications Corporation, has no independent assets or operations. All of the subsidiaries of Salem Communications Corporation are currently guarantors of the Revolver and the 9 5/8% Notes. The guarantees are full and unconditional and joint and several, and any subsidiaries of the parent company other than the subsidiary guarantors are minor.

On February 25, 2013, we launched a tender offer to purchase for cash any and all of the outstanding 9 5/8% Notes and a related consent solicitation (collectively, the “Tender Offer”) to amend the indenture governing the 9 5/ 8% Notes (the “Indenture”). In connection with the Tender Offer, we plan to enter into a new senior secured term loan of up to $300 million, which will be used to fund the purchase of any 9 5/8% Notes that are tendered in the Tender Offer. We also plan to enter into a new senior secured revolving credit facility of up to $25 million. If the requisite consents have been obtained from holders of the 9 5/8% Notes in the Tender Offer, substantially all of the restrictive covenants, certain events of default and other provisions contained in the Indenture governing the 9 5/ 8% Notes will be eliminated and the liens on the assets that secure the 9 5/8% Notes will be released, making any 9 5/8% Notes that remain outstanding after the consummation of the Tender Offer effectively subordinated to the new term loan and the new revolving credit facility to the extent of the value of the collateral. The proceeds from these facilities will be used to fund the Tender Offer and retire all other outstanding corporate debt. Holders of the 9 5/8% Notes who tender by the consent payment deadline, which is 5:00 pm, New York City time, on March 8, 2013, will receive a consent payment as part of the Tender Offer consideration. The Tender Offer is anticipated to expire at midnight, New York City time, on March 22, 2013. Regardless of whether we obtain the requisite consents from holders of the 9 5/ 8% Notes in the Tender Offer, we intend, at our sole discretion and without any obligation to do so, to retire any 9 5/ 8% Notes that are not tendered in the Tender Offer in accordance with the terms of the Indenture governing the 9 5/8% Notes, which may include redeeming the 9 5/8% Notes. Upon entry into the new term loan and the new revolving credit facility, the Revolver, FCB Loan, and Subordinated Debt due to Related Parties will be terminated.

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

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance based on the Applicable Fee Rate in the above table. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at the company’s discretion without penalty or premium. We believe the borrowing capacity of the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements. The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At December 31, 2012, the blended interest rate on amounts outstanding under the Revolver was 3.32%.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 6.25 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The maximum leverage ratio declines over time until December 31, 2014, at which point it is 5.50 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of December 31, 2012, our leverage ratio was 4.87 to 1 and our interest coverage ratio was 2.23 to 1. We were in compliance with our debt covenants under the Revolver at December 31, 2012, and we remain in compliance.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2011 and 2012, accrued interest on the 9 5/8% Notes was $1.0 million and $0.9 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the twelve months ended December 31, 2012 and 2011, approximately $0.2 million, respectively, of the discount has been recognized as interest expense.

On December 12, 2012, we redeemed $4.0 million of the 9 5/8% Notes for $4.1 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.2 million pre-tax loss on the early retirement of debt, including approximately $17,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

On December 12, 2011, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

On September 6, 2011, we repurchased $5.0 million of the 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issue costs associated with the 9 5/8% Notes.

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed/Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
December 12, 2012	$4,000	$120	$17	$57
June 1, 2012	17,500	525	80	287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

The carrying value of the 9 5/ 8% Notes was $233.8 million and $212.6 million at December 31, 2011 and 2012, respectively.

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

We are required to repay the FCB Loan as follows: (a) twenty three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan may be prepaid at any time subject to a minimum interest charge of Fifty Dollars ($50). If an event of default occurs on the FCB Loan, the Interest Rate may increase by 5.00% per annum. At December 31, 2012, the outstanding principal balance on the FCB loan was $7.5 million with approximately $23,906 of accrued interest.

The FCB Loan is unsecured and is subordinate in all respects to our existing Revolver. Our obligations under the FCB Loan are guaranteed by personal guaranties executed in favor of FCB by Edward G. Atsinger III, Salem’s CEO and board member, Mr. Stuart Epperson, Salem’s Chairman of the Board and board member and trusts controlled by these two individuals. With respect to financial covenants, the FCB Loan includes a maximum leverage ratio of 6.25 to 1.0 through December 31, 2012, 6.00 to 1.0 from January 1, 2013 through December 31, 2013, and 5.50 to 1.0 from January 1, 2014 through maturity; and a minimum interest coverage ratio of 1.5 to 1. The FCB Loan also includes other customary negative covenants that restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. At December 31, 2012, our leverage ratio was 4.87 to 1 and our interest coverage ratio was 2.23 to 1. We were in compliance with our debt covenants under the FCB Loan at December 31, 2012, and we remain in compliance.

Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million (together, the “Subordinated Debt due to Related Parties”).

The proceeds of the subordinated lines of credit may be used to repurchase a portion of Salem’s outstanding 9 5/ 8% Notes. Outstanding amounts under each subordinated line of credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit must be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which must be repaid within six (6) months from the time that such amounts are borrowed. The subordinated lines of credit do not contain any covenants. At December 31, 2011 and 2012, $9.0 million and $15.0 million, respectively, was outstanding under the Subordinated Debt due to Related Parties.

Because the transactions with Msrs. Atsinger, Epperson and Hinz described above constitute related party transactions, the nominating and corporate governance committee (the “Committee”) of Salem’s board of directors approved the entry by Salem into the subordinated lines of credit any definitive credit agreements associated therewith. As part of its consideration, the Committee concluded that the terms of the subordinated lines of credit were more favorable to Salem as compared to terms of lines of credit available from unaffiliated third parties. Additionally, in August 2012, the company obtained a fairness opinion from Bond & Pecaro confirming this conclusion.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2011	2012
	(Dollars in thousands)
Revolver under senior credit facility	$31,000	$33,000
9 5/8% senior secured second lien notes due 2016	233,846	212,622
Subordinated debt	—	7,500
Subordinated debt due to related parties	9,000	15,000
Capital leases and other loans	957	858

	274,803	268,980
Less current portion	(9,124)	(20,108)

	$265,679	$248,872

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2012:

•	Outstanding borrowings of $33.0 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 1.25%;

•	$213.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%;

•

Outstanding borrowings of $7.5 million on the FCB loan with interest payments due at the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%;

•

Outstanding borrowings of $15.0 million due to related parties at an interest rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver plus 2% per annum; and

•	Commitment fee of 0.60% on the unused portion of the Revolver.

During the year ended December 31, 2012, the amounts outstanding on our Revolver and FCB loan ranged from $28.0 million to $49.0 million. During the first quarter of 2012, cash flows from operations were used to pay down the Revolver to $36.3 million. During the second quarter of 2012, we increased the amount outstanding under the Revolver and the new FCB loan to $46.6 million, during which time we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million and paid interest on the 9 5/8% Notes of $11.2 million. During the third quarter of 2012, we repaid $8.5 million of the net amount outstanding on the Revolver and FCB loan to $38.1 million while at the same time funding the $1.2 million acquisition of WLCC-AM in Tampa, Florida and SermonSpice for $3.0 million. During the fourth quarter of 2012, the balance outstanding on the Revolver and FCB Loan decreased by a net amount of $2.4 million after funding the acquisition of Godvine for $4.2 million, the $4.0 million redemption of the 9 5/8% Notes for $4.1 million and payments of interest on the 9 5/8% Notes of $10.5 million.

Impairment Losses on Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC Topic 350 “Intangibles—Goodwill and Other,” indefinite-lived intangibles, including broadcast licenses, goodwill and mastheads are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the indefinite-lived intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses. We incurred significant impairment losses in prior years with regard to our indefinite-lived intangible assets. During the current year, we recognized impairment losses of $0.1 million associated with mastheads in our publishing segment. This impairment was driven by a reduction in projected net revenues resulting from ongoing operating results that have not met expectations. The impairment was indicative of trends in the publishing industry as a whole and is not unique to our company or operations.

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

The impairment charges we have recognized are non-cash in nature and did violate covenants on our then-existing credit facilities or Revolver. However, the potential for future impairment charges can be viewed as a negative factor with regard to forecasted future performance and cash flows. We believe that we have adequately considered the economic downturn in our valuation models and do not believe that the non-cash impairments in and of themselves are a liquidity risk.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011 and 2012, Salem did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Salem is not materially exposed to any financing, liquidity, market or credit risk that could arise if Salem had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

We enter into various agreements in the normal course of business that contain minimum guarantees. The typical minimum guarantee is tied to future revenue amounts that exceed the contractual level. Accordingly, the estimated fair value of these arrangements is zero. We undertake projects from time to time to upgrade our radio station technical facilities and/or FCC broadcast licenses, expand our Internet offerings, improve our facilities and update our computer infrastructures. We expect to incur capital expenditures of approximately $8.5 million throughout the twelve months ending December 31, 2013; the nature and timing of these upgrades and expenditures can be delayed or scaled back at the discretion of management.

On February 25, 2013, we launched a tender offer to purchase for cash any and all of the outstanding 9 5/8% Notes and a related consent solicitation (collectively, the “Tender Offer”) to amend the indenture governing the 9 5/8% Notes (the “Indenture”). In connection with the Tender Offer, we plan to enter into a new senior secured term loan of up to $300 million, which will be used to fund the purchase of any 9 5/8% Notes that are tendered in the Tender Offer. We also plan to enter into a new senior secured revolving credit facility of up to $25 million. If the requisite consents have been obtained from holders of the 9 5/8% Notes in the Tender Offer, substantially all of the restrictive covenants, certain events of default and other provisions contained in the Indenture will be eliminated and the liens on the assets that secure the 9 5/8% Notes will be released, making any 9 5/8% Notes that remain outstanding after the consummation of the Tender Offer effectively subordinated to the new term loan and the new revolving credit facility to the extent of the value of the collateral. The proceeds from these facilities will be used to fund the Tender Offer and retire all other outstanding corporate debt. Holders of the 9 5/8% Notes who tender by the consent payment deadline, which is 5:00 pm, New York City time, on March 8, 2013, will receive a consent payment as part of the Tender Offer consideration. The Tender Offer is anticipated to expire at 12:00 midnight, New York City time, on March 22, 2013. Regardless of whether we obtain the requisite consents from holders of the 9 5/8% Notes in the Tender Offer, we intend, at our sole discretion and without any obligation to do so, to retire any 9 5/8% Notes that are not tendered in the Tender Offer in accordance with the terms of the Indenture, which may include redeeming the 9 5/8% Notes at a redemption price equal to 100.0% of the principal amount of the 9 5/8% Notes redeemed plus the Applicable Premium (as defined in the Indenture) as of, and accrued and unpaid interest, if any, to, but not including, the redemption date (the “Make Whole Redemption”) and/or pursuant to a provision in the Indenture whereby, prior to December 15, 2013, we may redeem up to an aggregate $30.0 million of the 9 5/8% Notes in any 12-month period, in connection with up to two redemptions in such 12-month period, at a redemption price of 103.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date (the “10% Redemption”). The first $26.0 million of untendered 9 5/8% Notes are expected to be redeemed pursuant to the 10% Redemption on June 1, 2013, the next $4.0 million of untendered 9 5/8% Notes are expected to be redeem pursuant to the 10% Redemption on December 12, 2013, and the balance of untendered 9 5/8% Notes are expected to be redeemed pursuant to the Make Whole Redemption on the applicable redemption date following the requisite notice. Upon entry into the new term loan and the new revolving credit facility, the Revolver, FCB Loan, and Subordinated Debt due to Related Parties will be terminated.

The following table summarizes our aggregate contractual obligations at December 31, 2012, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual		Less than	1-3	3-5	More Than 5
Obligations	Total	One year	years	years	years
	(Dollars in thousands)
Long-term debt, including current portion	$268,122	$20,000	$35,500	$212,622	$—
Interest payments on long-term debt (1)	84,770	21,796	42,263	20,631	80
Capital lease obligations and other loans	858	108	182	146	422
Operating leases	72,440	10,586	19,595	11,883	30,376
On-Air Talent (2)	3,326	2,232	1,040	36	18
Other Contracts (3)	7,838	2,994	4,844	—	—

Total contractual cash obligations	$437,354	$57,716	$103,424	$245,318	$30,896

(1)	Interest payments on long-term debt are based on the outstanding debt and respective interest rates with interest rates on variable-rate debt held constant through maturity at the December 31, 2012 rates. Interest ultimately paid on these obligations will differ based on changes in interest rates for variable-rate debt, as well as any potential repayments or future refinancing. See Note 6 to the accompanying consolidated financial statements for further details.
(2)	On-Air talent agreements are typically one to three years in length with various renewal dates. The liability shown is based on agreements in effect as of December 31, 2012. Future payments will vary as the agreements are renewed.
(3)	Other contracts consist of purchase commitments and royalty agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Salem Communications Corporation

We have audited the accompanying consolidated balance sheets of Salem Communications Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2012. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salem Communications Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

SingerLewak LLP

Los Angeles, California

March 1, 2013

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$67	$380
Restricted cash	110	—
Trade accounts receivable (net of allowance for doubtful accounts of $9,300 in 2011 and $8,926 in 2012)	31,001	32,874
Other receivables	888	609
Prepaid expenses	3,395	3,277
Deferred income taxes	6,403	6,248
Assets held for sale	—	1,964
Assets of discontinued operations	102	8

Total current assets	41,966	45,360

Property, plant and equipment (net of accumulated depreciation of $125,708 in 2011 and $135,823 in 2012)	111,222	99,467
Broadcast licenses	371,420	373,720
Goodwill	20,092	22,383
Other indefinite-lived intangible assets	1,961	1,873
Amortizable intangible assets (net of accumulated amortization of $22,817 in 2011 and $25,121 in 2012)	6,469	8,753
Deferred financing costs	5,489	4,002
Notes receivable (net of allowance of $100 in 2011 and $702 in 2012)	1,459	1,662
Other assets	1,232	2,007

Total assets	$561,310	$559,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,565	$4,440
Accrued expenses	5,542	6,627
Accrued compensation and related expenses	8,431	8,668
Accrued interest	1,127	1,110
Deferred revenue	7,521	7,396
Income tax payable	205	175
Subordinated debt due related parties	9,000	15,000
Current portion of long-term debt and capital lease obligations	124	5,108

Total current liabilities	36,515	48,524

Long-term debt and capital lease obligations, less current portion	265,679	248,872
Deferred income taxes	48,077	47,593
Deferred revenue	7,962	8,140
Other liabilities	29	29

Total liabilities	358,262	353,158

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Class A common stock, $0.01 par value; authorized 80,000,000 shares; 21,051,305 and 21,312,510 issued and 18,733,655 and 18,994,860 outstanding at December 31, 2011 and 2012, respectively	210	213
Class B common stock, $0.01 par value; authorized 20,000,000 shares; 5,553,696 issued and outstanding at December 31, 2011 and 2012	56	56
Additional paid-in capital	231,972	233,974
Retained earnings	4,816	5,832
Treasury stock, at cost (2,317,650 shares at December 31, 2011 and 2012)	(34,006)	(34,006)

Total stockholders’ equity	203,048	206,069

Total liabilities and stockholders’ equity	$561,310	$559,227

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2010	2011	2012
Net broadcast revenue	$174,933	$178,731	$183,180
Net Internet revenue	20,104	27,304	33,474
Net publishing revenue	11,421	12,131	12,525

Total net revenue	206,458	218,166	229,179

Operating expenses:
Broadcast operating expenses exclusive of depreciation and amortization shown below (including $1,268, $1,297 and $1,357 for the years ended December 31, 2010, 2011 and 2012, respectively, paid to related parties)	110,421	115,482	120,772
Internet operating expenses exclusive of depreciation and amortization shown below	16,722	20,889	25,145
Publishing operating expenses exclusive of depreciation and amortization shown below	11,226	11,475	12,288
Corporate expenses exclusive of depreciation and amortization shown below (including $209, $402 and $386 for the years ended December 31, 2010, 2011 and 2012, respectively, paid to related parties)	16,613	17,503	18,892
Depreciation	12,570	12,520	12,343
Amortization	2,018	2,451	2,304
Impairment of long-lived assets	—	—	6,896
(Gain) loss on disposal of assets	255	(4,153)	49

Total operating expenses	169,825	176,167	198,689

Operating income (loss) from continuing operations	36,633	41,999	30,490
Other income (expense):
Interest income	183	344	106
Interest expense (including $0, $38 and $427 for the years ended December 31, 2010, 2011 and 2012, respectively, due to related parties)	(30,297)	(27,665)	(24,911)
Loss on early retirement of long-term debt	(1,832)	(2,169)	(1,088)
Other income (expense), net	(16)	(40)	79

Income from continuing operations before income taxes	4,671	12,469	4,676
Provision for income taxes	2,695	6,110	153

Income from continuing operations	1,976	6,359	4,523
Loss from discontinued operations, net of tax	(44)	(741)	(95)

Net income	$1,932	$5,618	$4,428

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2010	2011	2012
Basic earnings per share data:
Earnings per share from continuing operations	$0.08	$0.26	$0.18
Earnings (loss) per share from discontinued operations	—	(0.03)	—
Basic earnings per share	$0.08	$0.23	$0.18

Diluted earnings per share data:
Earnings per share from continuing operations	$0.08	$0.26	$0.18
Earnings (loss) from discontinued operations	—	(0.03)	—
Diluted earnings per share	$0.08	$0.23	$0.18
Dividends per share	$0.20	$—	$0.14

Basic weighted average shares outstanding	24,086,829	24,475,102	24,577,605

Diluted weighted average shares outstanding	24,653,465	24,683,644	24,986,966

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional	Retained
					Paid-In	Earnings	Treasury
	Shares	Amount	Shares	Amount	Capital	(Loss)	Stock	Total
Stockholders’ equity, December 31, 2009	20,437,742	204	5,553,696	56	228,839	2,106	(34,006)	197,199
Stock-based compensation	—	—	—	—	1,437	—	—	1,437
Lapse of restricted shares	5,000	—	—	—	—	—	—	—
Options exercised	557,451	5	—	—	333	—	—	338
Tax benefit related to stock options exercised	—	—	—	—	338	—	—	338
Dividends	—	—	—	—	—	(4,840)	—	(4,840)

Net income	—	—	—	—	—	1,932	—	1,932

Stockholders’ equity, December 31, 2010	21,000,193	209	5,553,696	56	230,947	(802)	(34,006)	196,404

Stock-based compensation	—	—	—	—	950	—	—	950

Lapse of restricted shares	10,000	—	—	—	—	—	—	—

Options exercised	41,112	1	—	—	23	—	—	24
Tax benefit related to stock options exercised	—	—	—	—	52	—	—	52

Net income	—	—	—	—	—	5,618	—	5,618

Stockholders’ equity, December 31, 2011	21,051,305	210	5,553,696	56	231,972	4,816	(34,006)	203,048

Stock-based compensation	—	—	—	—	1,368	—	—	1,368
Lapse of restricted shares	—	—	—	—	—	—	—	—

Options exercised	261,205	3	—	—	406	—	—	409

Tax benefit related to stock options exercised	—	—	—	—	228	—	—	228

Dividends	—	—	—	—	—	(3,412)	—	(3,412)

Net income	—	—	—	—	—	4,428	—	4,428

Stockholders’ equity, December 31, 2012	21,312,510	213	5,553,696	56	233,974	5,832	(34,006)	206,069

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2011	2012
OPERATING ACTIVITIES
Income from continuing operations	$1,976	$6,359	$4,523
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash stock-based compensation	1,437	950	1,368
Excess tax benefit from stock options exercised	(338)	(52)	(228)
Depreciation and amortization	14,588	14,971	14,647
Amortization of bond issue costs and bank loan fees	1,639	1,556	1,291
Amortization and accretion of financing items	189	186	179
Provision for bad debts	2,198	2,069	2,554
Deferred income taxes	2,387	5,404	(101)
Impairment of long-lived assets	—	—	6,896
(Gain) loss on disposal of assets	255	(4,153)	49
Loss on early retirement of debt	1,832	2,169	1,088
Changes in operating assets and liabilities:
Accounts receivable	(4,407)	(633)	(2,556)
Prepaid expenses and other current assets	(175)	(81)	118
Accounts payable and accrued expenses	710	980	3,291
Deferred revenue	849	(616)	(2,240)
Other liabilities	(446)	2,601	—
Income taxes payable	123	(5)	(30)

Net cash provided by continuing operating activities	22,817	31,705	30,849

INVESTING ACTIVITIES
Capital expenditures	(7,819)	(7,522)	(8,549)
Deposits on radio station acquisitions and equipment	(193)	248	(725)
Purchases of broadcast assets and radio stations	(3,090)	(3,151)	(3,330)
Purchases of Internet businesses and assets	(4,470)	(6,000)	(7,365)
Proceeds from the disposal of assets	44	12,750	907
Deposit received on pending sale of broadcast business	1,000	—	—
Proceeds from eminent domain	996	—	—
Net cash outflows from related party residential purchase	(155)	—	—
Restricted cash	—	(10)	110
Other	(90)	(826)	(114)

Net cash used in investing activities of continuing operations	(13,777)	(4,511)	(19,066)

FINANCING ACTIVITIES
Payments of costs related to bank credit facilities	(319)	(597)	(149)
Payments of bond issue costs	(681)	(43)	—
Payments of bond premium in connection with early redemption	(900)	(1,044)	(645)
Payments to redeem 9 5/8% Notes	(30,000)	(35,000)	(21,500)
Proceeds from borrowings under credit facilities	54,000	108,400	154,169
Payments under credit facilities	(34,000)	(112,400)	(144,669)
Proceeds from subordinated debt due to related parties	—	9,000	27,000
Payments to subordinated debt due to related parties	—	—	(21,000)
Proceeds from exercise of stock options	338	24	409
Excess tax benefit from stock options exercised	338	52	228
Payment of cash dividend on common stock	(4,840)	—	(3,412)

See accompanying notes

SALEM COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Year Ended December 31,
	2010	2011	2012
Payments on capital lease obligations	(86)	(116)	(125)
Book overdraft	—	3,650	(1,775)

Net cash used in financing activities	(16,150)	(28,074)	(11,469)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating cash flows	(262)	(625)	(1)
Investing cash flows	(745)	744	—

Total cash inflows (outflows) from discontinued operations	(1,007)	119	(1)

Net increase (decrease) in cash and cash equivalents	(8,117)	(761)	313
Cash and cash equivalents at beginning of period	8,945	828	67

Cash and cash equivalents at end of period	$828	$67	$380

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest (including $0, $0 and $322 for the years ended December 31, 2010, 2011 and 2012, respectively, paid to related parties)	29,668	26,053	23,448
Income taxes	159	226	220
Non-cash investing and financing activities:
Trade revenue	4,773	5,352	5,270
Trade expense	4,514	4,680	5,309
Note receivable acquired in exchange for radio station	—	1,000	—
Assets acquired under capital leases	238	25	27

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

We also operate Salem Web Network™ (“SWN”), our Internet businesses that provide Christian and conservative-themed content, audio and video streaming, and other resources on the web. SWN’s Internet portals include OnePlace.com, Christianity.com, Crosswalk.com, BibleStudyTools.com, GodTube.com, Townhall.com®, HotAir.com, WorshipHouseMedia.com, SermonSpice.com, GodVine.com and Jesus.org. SWN’s content is also accessible through our radio station websites that feature content of interest to local listeners throughout the United States. SWN operates our radio station websites and Salem Consumer Products, a website offering books, DVD’s and editorial content developed by many of our on-air radio personalities that are available for purchase. The revenues generated from this segment are reported as Internet revenue on our Consolidated Statements of Operations.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. An analysis is performed by applying various percentages based on the age of the receivable and other subjective and historical analysis. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition

Revenues are recognized when pervasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the price to the customer is fixed or determinable and collection of the arrangement fee is reasonably assured.

Revenues from radio programs and commercial advertising are recognized when the program or advertisement is broadcast. Revenue is reported net of agency commissions, which are calculated based on a stated percentage applied to gross billing. Our customers principally include not-for-profit charitable organizations and commercial advertisers. Revenue from the sale of products and services is recognized when the products are shipped and the services are rendered. Revenues from the sale of advertising in our magazines is recognized upon publication. Revenue from the sale of subscriptions to our publications is recognized over the life of the subscription. Revenue from book sales is recorded when shipment occurs.

Multiple-Deliverables

We may enter bundled advertising agreements that include spot advertisements on our radio stations, Internet banner placements, print magazine advertisements and booth space at specific events or some combination thereof. The multiple deliverables contained in each agreement are accounted for separately over their respective delivery period provided that they are separate units of accounting. The selling price used for each deliverable is based on vendor specific objective evidence if available or estimated selling price if vendor specific objective evidence is not available. Objective evidence of fair value includes the price charged for each element when it is sold separately. The estimated selling price is the price that we would transact if the deliverable was sold regularly on a standalone basis. Arrangement consideration is allocated at the inception of each arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.

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

Advertising time that our radio stations exchange for goods and or services is recorded as barter revenue when the advertisement is broadcast at an amount equal to our estimate fair value of what was received. The value of goods or services received in such barter transactions is charged to expense as used. Barter advertising revenue included in broadcast revenue for the years ended December 31, 2010, 2011 and 2012 was approximately $4.6 million, $5.2 million and $5.3 million, respectively, and barter expenses were approximately the same as barter revenue for each period.

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

Based on operating results that did not meet expectations, we ceased operating Samaritan Fundraising as of December 31, 2011. Samaritan Fundraising, previously included in our Internet operations, was a web-based fundraising products company that operated from a single facility in Fairfax, VA, under the control of one general manager. As a result of our decision to cease operations, the cash flows associated with this entity ceased and we have no continuing involvement in the operations of the entity. We have reported the operating results and net assets of this entity as a discontinued operation for all periods presented.

The markets and entities that we have accounted for as a discontinued operation are explained in more fully in “Note 3 – Significant Transactions.”

Accounting for Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Cost represents the historical cost of acquiring the asset, including the costs necessarily incurred to bring it to the condition and location necessary for its intended use. For assets constructed for our own use, such as towers and buildings that are discrete projects for which costs are separately accumulated and for which construction takes considerable time, we record capitalized interest. The amount capitalized is the cost that could have been avoided had the asset not been constructed and is based on the average accumulated expenditures incurred over the capitalization period at the weighted average rate applicable to our outstanding variable rate debt. We capitalized interest of $0.1 million during the years ended December 31, 2011 and 2012, respectively. Repair and maintenance costs are charged to expense as incurred. Improvements are capitalized when they extend the life of the asset or enhance the quality or ability of the asset to benefit operations. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Category	Life
Buildings	40 years
Office furnishings and equipment	5-10 years
Antennae, towers and transmitting equipment	20 years
Studio and production equipment	7-10 years
Computer software and website development costs	3 years
Record and tape libraries	3 years
Automobiles	5 years
Leasehold improvements	Lesser of 15 years or life of lease

The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the cash flows estimated to be generated from these assets is less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. No adjustments to the carrying amounts of property, plant and equipment were made during the years ended December 31, 2010 and 2011.

During June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with this land based on the estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained a third party valuation for the land. Based on this fair value appraisal, we recorded an additional $1.2 million impairment charge associated with the land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of December 31, 2012	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$1,700			$1,700	$6,808

Accounting for Internally Developed Software and Website Development Costs

We capitalize costs incurred during the application development stage related to the development of internal-use software as specified in FASB ASC Topic 350-40 “Internal-Use Software.” Capitalized costs are generally amortized over the estimated useful life of three years. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Website development activities include planning, design and development of graphics and content for new websites and operation of existing sites. Costs incurred that involve providing additional functions and features to the website are capitalized. Costs associated with website planning, maintenance, content development and training are expensed as incurred. Capitalized costs are generally amortized over the estimated useful life of three years. We capitalized $2.7 million, $2.3 million and $2.3 million during the years ended December 31, 2010, 2011 and 2012, respectively, related to internally developed software and website development costs. Amortization expense of amounts capitalized was $1.4 million, $1.8 million and $2.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Accounting for Advertising and Promotional Cost

Costs of media advertising and associated production costs are expensed as incurred and amounted to approximately $8.6 million, $10.3 million and $10.5 million for each of the years ending December 31, 2010, 2011, and 2012, respectively.

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

The carrying value of our amortizable intangible assets are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” when indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value to the fair market value of these assets is recorded, if necessary. No adjustments to the carrying amounts of our amortizable intangible assets were necessary during the years ended December 31, 2010, 2011 or 2012.

Goodwill and Other Indefinite-Lived Intangible Assets

Approximately 71% of our total assets as of December 31, 2012, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses have been renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on past experiences and judgment about future operating performance of our markets and business segments. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 7 to our Consolidated Financial Statements. Please refer to “Note 2 – Impairment of Goodwill and Other Indefinite-Lived Intangible Assets” for a further discussion of our testing plan and impairments recognized.

Gain or Loss on Disposal of Assets

We record gains or losses on the disposal of assets equal to the proceeds, if any, compared to the net book value. Exchange transactions are accounted for in accordance with FASB ASC Topic 845 “Non-Monetary Transactions.” For the year ended December 31, 2010, we recorded a loss on disposal of assets of $0.3 million which includes a $0.2 million pre-tax loss pending the sale of WAMD-AM, Aberdeen, Maryland, that closed on March 1, 2011, a $0.2 million loss on a related party real estate transaction and $0.2 million of losses related to various other fixed assets and equipment disposals offset by a $0.3 million pre-tax gain associated with the seizure of our property by the Dallas County School District. For the year ended December 31, 2011, we recorded a gain on disposal of assets of $4.2 million that includes a $2.4 million pre-tax gain on the sale of KKMO-AM in Seattle, Washington and a $2.1 million pre-tax gain on the sale of KXMX-AM in Los Angeles, California, offset by various fixed asset and equipment disposals. For the year ended December 31, 2012, we recorded a $0.2 million pre-tax gain on the sale of WBZS-AM in Pawtucket, Rhode Island and a $0.6 million gain from insurance proceeds for repairs of storm damage in our New York market , partially offset by various fixed asset and equipment disposals including an additional loss associated with the write-off of a receivable from a prior station sale.

Leases

We lease various facilities including broadcast tower and transmitter sites. When we enter a lease agreement, we review the terms to determine the appropriate classification of the lease as a capital lease or operating lease based on the factors listed in FASB ASC Topic 840 “Leases.” Our current lease terms generally range from one to twenty-five years with rent expense recorded on a straight-line basis for financial reporting purposes. We also sublease towers that we own under various agreements with other broadcasters. Subleases generally cover a sixty-year term, over which time we recognize rental income on a straight-line basis. Deferred rent revenue was $4.7 million and $4.6 million at December 31, 2011 and 2012, respectively.

Leasehold Improvements

We may elect to construct or otherwise invest in leasehold improvements to properties. We capitalize the cost of the improvements that are then amortized over the shorter of the useful life of the improvement or the remaining lease term.

Deferred Financing Costs

Deferred financing costs consist of bond issue costs and bank loan fees. Bond issue costs represent costs incurred in conjunction with the issuance of the 9 5/8% Senior Secured Second Lien Notes on December 1, 2009 (“9 5/8% Notes”). The costs are being amortized over the term of the 9 5/ 8% Notes as an adjustment to interest expense. Bank loan fees represent costs incurred with the Senior Credit Facility, which is a revolving credit facility (“Revolver”) entered on December 1, 2009. The costs are being amortized over the three-year term of the Revolver as an adjustment to interest expense. During the year ended December 31, 2010, approximately $0.7 million of bond issue costs were written off in conjunction with the early redemption of $30.0 million of the 9 5/8% Notes. During the year ended December 31, 2011, approximately $0.1 million of bond issue costs were written off upon the calling and retirement of the 9 5/8% Notes. During the year ended December 31, 2012, approximately $0.3 million of bond issue costs were written off upon the calling and retirement of the 9 5/8% Notes. Deferred financing costs consist of the following:

	As of December 31, 2011	As of December 31, 2012
	(Dollars in thousands)
Bond issue costs	$4,219	$3,060
Bank loan fees	1,270	942

	$5,489	$4,002

Partial Self-Insurance on Employee Health Plan

We provide health insurance benefits to eligible employees under a self-insured plan whereby the company pays actual medical claims subject to certain stop loss limits. We record self-insurance liabilities based on actual claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should the actual amount of claims increase or decrease beyond what was anticipated, we may adjust our future reserves. Our self-insurance liability was $0.6 million at December 31, 2011 and 2012, respectively.

Local Programming and Marketing Agreement Fees

We may enter into a Local Marketing Agreement (“LMA”) or Time Brokerage Agreement (“TBA”) in connection with acquisitions of radio stations that are pending FCC regulatory approval of transfer of the broadcast licenses. Under the terms of these agreements, we make specified periodic payments to the owner in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. We record revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station. We also enter into LMA’s in connection with dispositions of radio stations. In such cases, we may receive periodic payments in exchange for allowing the buyer to program and sell advertising for a portion of the station’s inventory of broadcast time.

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

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Please refer to “Note 7 Fair Value Accounting” for a further discussion.

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

Income taxes and uncertain tax positions

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Upon the adoption of the provisions on January 1, 2007, we had $3.0 million in liabilities related to uncertain tax positions, including $0.9 million recognized under FASB ASC Topic 450 “Contingencies” and carried forward from prior years and $2.1 million recognized upon adoption of the tax provision changes as a reduction to retained earnings. Included in the $2.1 million accrual was $0.1 million in related interest, net of federal income tax benefits. During 2011, we recognized a net increase of $0.2 million in liabilities and at December 31, 2011, had $3.8 million in liabilities for unrecognized tax benefits. During 2012, we recognized a net decrease of $2.5 million in liabilities and at December 31, 2012, had $1.3 million in liabilities for unrecognized tax benefits. Included in this liability amount were $0.02 million accrued for the related interest, net of federal income tax benefits and $0.02 million for the related penalties recorded in income tax expense on our Consolidated Statements of Operations. Management expects an additional reduction of $0.4 million in the reserve over the next twelve months due to statute expirations.

A summary of the changes in the gross amount of unrecognized tax benefits is as follows:

December 31, 2012
(Dollars in thousands)
Balance at January 1, 2012	$3,852
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions related to tax positions of prior years	—
Decrease due to statute expirations	(2,429)
Related interest and penalties, net of federal tax benefits	(98)

Balance as of December 31, 2012	$1,325

Valuation allowance (deferred taxes)

For financial reporting purposes, we recorded a valuation allowance of $2.9 million as of December 31, 2012 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards. Management regularly reviews our financial forecasts in an effort to determine our ability to utilize the net operating loss carryforwards for tax purposes. Accordingly, the valuation allowance is adjusted periodically based on management’s estimate of the benefit the company will receive from such carryforwards.

Basic and Diluted Net Earnings Per Share

Basic net earnings per share has been computed using the weighted average number of Class A and Class B shares of common stock outstanding during the period. Diluted net earnings per share is computed using the weighted average number of shares of Class A and Class B common stock outstanding during the period plus the dilutive effects of stock options.

Options to purchase 1,151,998, 1,640,392 and 1,927,099 shares of Class A common stock were outstanding at December 31, 2010, 2011 and 2012, respectively. Unvested restricted stock shares of 10,000 were outstanding as of December 31, 2010. Diluted weighted average shares outstanding exclude outstanding stock options whose exercise price is in excess of the average price of the company’s stock price. These options are excluded from the respective computations of diluted net income or loss per share because their effect would be anti-dilutive. The number of anti-dilutive shares as of December 31, 2010, 2011 and 2012 was 860,449, 1,397,538 and 480,825, respectively.

The following table sets forth the shares used to compute basic and diluted net earnings per share for the periods indicated:

	Year Ended December 31,
	2010	2011	2012
Weighted average shares	24,086,829	24,475,102	24,577,605
Effect of dilutive securities - stock options	566,636	208,542	409,361

Weighted average shares adjusted for dilutive securities	24,653,465	24,683,644	24,986,966

Segments

We have historically had one reportable operating segment—radio broadcasting. Our radio-broadcasting segment operates radio stations throughout the United States, various radio networks and our National sales group. Beginning with the first quarter of 2011, we separated our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segment is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouseMedia.com on March 28, 2011, our Internet segment qualifies for disclosure as a reportable segment. All prior periods presented have been updated to reflect the separation of these non-broadcast segments. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazine and Xulon Press, a print-on-demand book publisher. We present our segment operating results in Note 15 to our consolidated financial statements.

Variable Interest Entities

We account for entities qualifying as variable interest entities (“VIEs”) in accordance with “FASB ASC Topic 810, Consolidation which requires VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

We may enter into LMA’s contemporaneously with entering an APA to acquire or sell a radio station. We may also enter into Time Brokerage Agreements (“TBA’s”). Typically, both LMA’s and TBA’s are contractual agreements under which the station owner / licensee makes air-time available to a programmer / licensee in exchange for a fee and reimbursement of certain expenses. LMA’s and TBA’s are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

The requirements of FASB ASC Topic 810 may apply to entities under LMA’s or TBA’s, depending on the facts and circumstances related to each transaction. We did not consolidate any entities with which we entered into LMA’s or TBA’s under the guidance in FASB ASC Topic 810 as of December 31, 2012.

Concentrations of Business Risks

We derive a substantial part of our total revenues from the sale of advertising. For the years ended December 31, 2010, 2011 and 2012, 43.3%, 43.0% and 42.3% of our total revenues, respectively, were generated from the sale of broadcast advertising. We are particularly dependent on revenue from stations in the Los Angeles and Dallas markets, which generated 15.8%, and 18.8%, respectively, of our total net advertising revenues for the year ended December 31, 2010, 15.2% and 23.2% for the year ended December 31, 2011 and 16.2% and 23.6% for the year ended December 31, 2012. Because substantial portions of our revenues are derived from local advertisers in these key markets, our ability to generate revenues in those markets could be adversely affected by local or regional economic downturns.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications include the separation of our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segments is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouseMedia as discussed in Note 3, our Internet segment qualifies for disclosure as a reportable segment. All prior periods presented have been updated to reflect the separation of these non-broadcast segments. These reclassifications also include the accounting for discontinued operations as described in more detail in Note 3 to our consolidated financial statements.

Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements.” The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other “Testing Indefinite-lived Intangible Assets for Impairment.” The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired. If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30. This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012. Early adoption is permitted. We adopted ASU 2012-02 as of our 2012 annual impairment testing performed in the fourth quarter of 2012. Adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires us to disclose both net and gross information about assets and liabilities that have been offset, if any, and the related arrangements. The disclosures under this new guidance are required to be provided retrospectively for all comparative periods presented. We are required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 2. IMPAIRMENT OF GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

We account for goodwill and other indefinite-lived intangible assets in accordance with FASB ASC Topic 350 “Intangibles—Goodwill and Other.” We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired.

Approximately 71% of our total assets as of December 31, 2012, consist of indefinite-lived intangible assets, such as broadcast licenses, goodwill and mastheads, the value of which depends significantly upon the operating results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. Broadcast licenses are renewed with the FCC every eight years for a nominal cost that is expensed as incurred. We continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our broadcast licenses are renewed at the end of their respective periods, and we expect that all broadcast licenses will continue to be renewed in the future. Accordingly, we consider our broadcast licenses to be indefinite-lived intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.” Broadcast licenses account for approximately 94% of our indefinite-lived intangible assets. Goodwill and magazine mastheads account for the remaining 6%. We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired.

We complete our annual impairment tests in the fourth quarter of each year. We believe that our estimate of the value of our broadcast licenses, mastheads, and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimates incorporate variables and assumptions that are based on experiences and judgment about future operating performance of our markets and business segments. The fair value measurements for our indefinite-lived intangible assets use significant unobservable inputs that reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. The unobservable inputs are defined in FASB ASC Topic 820 “Fair Value Measurements and Disclosures” as Level 3 inputs discussed in detail in Note 7 to our Consolidated Financial Statements.

Broadcast Licenses

The unit of accounting we use to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. The cluster level is the lowest level for which discrete financial information and cash flows are available and the level reviewed by management to analyze operating results.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350).” Under ASU 2012-02, we have the option to assess whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that impairment exists, we are required to perform a quantitative analysis to estimate the fair value of the assets. The qualitative assessment requires significant judgment in considering events and circumstances that may affect the estimated fair value of our broadcast licenses and to weigh the events and circumstances by what we believe to be the strongest to weakest indicator of potential impairment. ASU 2012-02 is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of ASU 2012-02 as of our 2012 annual testing period. During 2011 and prior years, we applied the start-up income approach to estimate the fair value of each of our broadcast licenses.

We reviewed the significant assumptions in our most recent fair value estimates that were completed during our annual testing period ending December 31, 2011. Our review included an assessment to determine if events and circumstances have occurred that could affect the significant inputs used in these fair value estimates. Our 2011 fair value calculations were prepared using the start-up income approach to estimate the fair value of the broadcast license. The start-up-income approach measures the expected future economic benefits that the broadcast licenses provide and discounts these future benefits using a discounted cash flow analysis. The discounted cash flow analysis assumes that the broadcast licenses hypothetical start-up stations and the values yielded by the discounted cash flow analysis represent the portion of the stations value attributable solely to the broadcast license. The discounted cash flow model incorporates variables such as projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate. The variables used reflect historical company growth trends, industry projections, and the anticipated performance of the business. The discounted cash flow projection period was determined to be ten years; which is typically the time radio station operators and investors expect to recover their investments as widely used by industry analysts in their forecasts.

The key estimates and assumptions used in the start-up income valuation for all of our broadcast licenses were as follows:

Broadcast Licenses	December 31, 2011
Discount rate	9.0%
Operating profit margin ranges	3.8% - 38.0%
Long-term market revenue growth rate ranges	1.0% - 4.0%

We reviewed each of the key estimates and assumptions and determined that there have been no significant changes that would need to be applied to a hypothetical start-up station in order to estimate the fair value. Projected revenues, operating profit margins, forecasted growth rates, estimated start-up costs, losses expected to be incurred in the early years, competition within the market, the effective tax rate, future terminal values and the risk-adjusted discount rate are consistent with those applied in the 2011 testing period. We also reviewed internal benchmarks and economic performance for each of our markets to conclude that we could reasonably rely upon the 2011 fair value estimates and assumptions as a starting point to our qualitative analysis.

We calculated the amount by which the 2011 estimated fair values exceeded our carrying amounts to calculate the excess of fair value. We concluded that markets with broadcast licenses with a 25% or more excess of the estimated fair value over the carrying value were not likely to be impaired. We believe based on our analysis and review, including the financial performance of each market, that a 25% excess fair value margin is conservative and reasonable in the qualitative analysis.

The tables below present the percentage within a range by which the estimated fair value exceeded the carrying value of our broadcasting licenses for each of our clusters:

	Geographic Clusters as of December 31, 2012
	Percentage Range By Which Fair Value Exceeds Carrying Value
	≤25%	>26-30%	>30% to 75%	> than 75%
Number of market clusters	12	2	6	9
Broadcast license carrying value (in thousands)	$248,939	$22,112	$26,586	$76,082

We considered the 12 markets with an excess fair value that was less than 25% of the carrying values to be more likely than not impaired. For these markets, we engaged Bond & Pecaro, an independent third-party appraisal and valuation firm to perform a quantitative appraisal of our broadcast licenses. Bond & Pecaro utilized the start-up income approach to value broadcast licenses. The key estimates and assumptions used in the Bond & Pecaro start-up income valuation for these selected markets were as follows:

Broadcast Licenses	December 31, 2012
Discount rate	9.0%
Operating profit margin ranges	5.1% - 35.5%
Long-term market revenue growth rate ranges	0.3% - 15.0%

The table below presents the results of our quantitative analysis for the annual testing period ending December 31, 2012:

	Excess Fair Value	Excess Fair Value
Market Cluster	2011 Estimate	2012 Estimate
Atlanta, GA	13.34%	7.54%
Chicago, IL	11.85%	6.38%
Cleveland, OH	9.03%	2.23%
Dallas, TX	7.83%	10.38%
Detroit, MI	10.17%	4.69%
Louisville, KY	24.08%	7.21%
Miami FL	14.93%	27.84%
Omaha, NE	14.36%	8.82%
Orlando, FL	19.36%	38.74%
Portland, OR	19.47%	11.00%
Sacramento, CA	10.46%	4.87%
Tampa, FL	16.17%	44.76%

Based on our review and analysis we determined that no impairment charges were necessary to the carrying value of our broadcast licenses as of the annual testing periods ending December 31, 2012. Based on prior tests, we determined that no impairments of our broadcast licenses were necessary for years ending December 31, 2011 or 2010, respectively.

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

Based on actual operating results as of our year end testing period that did not meet or exceed our expectations, we performed a quantitative review of mastheads as of our annual testing period ending December 31, 2012. We had also performed an interim valuation of mastheads as of June 30, 2012 in which our excess fair value was estimated to be only 1.7%. We engaged Bond & Pecaro, an independent third-party appraisal firm, to perform an income-based approach to determine the estimated fair value of our mastheads. The income approach is based upon an estimated royalty stream that measures a cost savings to the business because it does not have to pay a royalty to use the owned trade name and content. The analysis assumes that the assets are employed by a typical market participant in their highest and best use. Under the income approach, we utilize a discounted cash flow method to calculate the estimated fair value of our mastheads, the key estimates and assumptions to which are as follows:

Mastheads	December 31, 2010	December 31, 2011	Interim June 30, 2012	December 31, 2012
Discount rate	8.5%	8.5%	8.5%	8.5%
Projected revenue growth ranges	2.0% - 2.5%	1.5% - 2.50%	1.5% - 2.50%	1.5% - 3.0%
Royalty growth rate	3.0%	3.0%	3.0%	3.0%

We recognized an impairment charge of $0.1 million associated with the value of mastheads in our publishing segment as of the annual testing period ending December 31, 2012. This impairment was driven by a reduction in projected net revenues resulting from ongoing operating results that have not met expectations. The impairment was indicative of trends in the publishing industry as a whole and is not unique to our company or operations.

Goodwill - Broadcast

During 2012, we adopted ASU 2011-08, “Testing Goodwill for Impairment.” As a result, beginning in 2012, the first step of the impairment tests for goodwill is a thorough assessment of qualitative factors to determine if events or circumstances indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. The unit of accounting used to test broadcast licenses is the cluster level, which we define as a group of radio stations operating in the same geographic market, sharing the same building and equipment and managed by a single general manager. Nine of our 31 market clusters and our networks have goodwill associated with them as of our annual testing period ending December 31, 2012.

The first step of our review included an assessment to determine if events and circumstances have occurred that could affect the significant inputs used in our fair value estimates. We estimated fair values using a market and income approach and compared the estimated fair value of each cluster to its carrying value including goodwill. Using a market approach, we applied a multiple of four to each clusters’ station operating income (“SOI”) to calculate the estimated fair value. Radio stations are often sold on the basis of a multiple of projected cash flow, or SOI. Numerous trade organizations and analysts track these radio transactions. Based on reports and analysis of these transactions, we believe industry benchmarks to be in the six to seven times cash flow range. Based our analysis, we determined that an SOI benchmark of four would be a conservative indicator of fair value. Under the income approach, we utilized a discounted cash flow method to calculate the estimated fair value of the accounting unit. The discounted cash flow method incorporates the cumulative present value of the net after-tax cash flows projected for each market assuming that it is a hypothetical start-up station. The key estimates and assumptions used in the start-up income valuation of our broadcast markets for each testing period are as follows:

	December 31,
Goodwill –Broadcast Market Clusters	2010	2011	2012
Discount rate	9.0%	9.0%	9.0%
Operating profit margin ranges	3.8% - 36.3%	3.8% - 38.0%	5.1% - 35.5%
Long-term market revenue growth rate ranges	0.25% - 3.5%	1.0% - 4.0%	0.3% - 15.0%

If the carrying amount, including goodwill, exceeds the estimated fair value of the cluster, an indication exists that the amount of goodwill attributed to that cluster may be impaired. When we have indication of impairment, we perform a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of three of our markets in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

December 31, 2012
Enterprise Valuations	Broadcast Market Clusters
Discount rate	9.0%
Operating profit margin ranges	16.9% - 49.2%
Long-term revenue market growth rate ranges	1.0% - 3.5%

Based on our review and analysis we determined that no broadcast goodwill impairment charges were necessary as of the annual testing periods ending December 31, 2012, 2011 and 2010. The estimated fair value of our networks exceeded the carrying value by 120.0%, 101.6%, and 98.6% for each of the annual testing periods ending December 31, 2012, 2011 and 2010, respectively.

The tables below present the percentage within a range by which the enterprise value exceeded the carrying value of each of our clusters, including goodwill:

	Broadcast Market Clusters as of December 31, 2012
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	2	1	1	5
Enterprise carrying value (in thousands)	$18,836	$1,423	$10,506	$132,645

	Broadcast Market Clusters as of December 31, 2011
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	1	2	3	2
Enterprise carrying value (in thousands)	$9,877	$17,487	$68,506	$5,178

	Broadcast Market Clusters as of December 31, 2010
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of market clusters	2	—	2	3
Enterprise carrying value (in thousands)	$19,502	$—	$66,871	$7,295

Goodwill – Internet & Publishing

During 2012, we adopted ASU 2011-08, “Testing Goodwill for Impairment.” As a result, beginning in 2012, the first step of the impairment tests for goodwill is a thorough assessment of qualitative factors to determine if events or circumstances indicate that it is not more likely than not that the fair value of these assets is less than their carrying amounts. If the qualitative test indicates it is not more likely than not that the fair value of these assets is less than their carrying amounts, a quantitative assessment is not required. The units of accounting we use to test goodwill in our Internet business include Townhall.com and Salem Web Network. The operating results for Salem Web Network reflect the operating results and cash flows for all of our Internet sites exclusive of Townhall.com. We also separate our publishing business into two accounting units. The first publishing accounting unit is the magazine unit, which operates and produces all publications from a stand-alone facility, under one general manager, with operating results and cash flows of all publications reported on a combined basis. The second accounting unit is our book publishing division, Xulon Press, which also operates from a stand-alone facility, under one general manager who is responsible for the separately stated operating results and cash flows. Four of these accounting units have goodwill associated with them as our annual testing period.

We applied a market approach to estimate the fair value of each or our accounting units. Under the market approach, we applied a multiple of four to each accounting units’ operating income to estimate the fair value. We believe that a multiple of four is a conservative benchmark based on actual industry transactions. The first step of our review compared the estimated fair value of each accounting unit to its carrying value including goodwill. If the carrying amount, including goodwill, exceeded the estimated fair value of the unit, an indication exists that the amount of goodwill attributed to that unit may be impaired. When we have indication of impairment, we performed a second step to determine the amount of any impairment. We engaged Bond & Pecaro, an independent third-party appraisal and valuation firm, to determine the enterprise value of one of our accounting units in a manner similar to a purchase price allocation. The enterprise valuation assumes that the subject assets are installed as part of an operating business rather than as a hypothetical start-up. The key estimates and assumptions used for our enterprise valuations are as follows:

	December 31,
Enterprise Valuations	2010	2011	2012
Discount rate	8.5%	13.5%	8.5% - 13.5%
Operating profit margin ranges	2.0% - 8.4%	18.4% - 22.0%	0.5% - 22.0%
Long-term revenue growth rate ranges	2.0%	3.0%	1.5% - 3.0%

The key assumptions in our third-party enterprise valuation varied from the testing period ending December 31, 2011 to the testing period ending December 31, 2010 due to the accounting units for which the enterprise valuations were performed. Due to the nature of the business, publishing varies greatly from our print magazines to our online print-on demand digital book publisher and our Internet businesses. The key estimates for 2012 include the ranges applicable to both publishing and our Internet businesses.

Based on our review and analysis we determined that no impairment charges were necessary as of the annual testing periods ending December 31, 2012, 2011 and 2010. The table below presents the percentage within a range by which the enterprise value exceeded the carrying value of our accounting units, including goodwill.

	Internet and Publishing Accounting units as of December 31, 2012
	Percentage Range By Which Enterprise Value Exceeds Carrying Value Including Goodwill
	< 10%	>10% to 20%	>20% to 50%	> than 50%
Number of accounting units	—	—	2	4
Enterprise carrying value (in thousands)	$—	$—	$28,722	$2,103

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

NOTE 3. SIGNIFICANT TRANSACTIONS

On December 12, 2012, we redeemed $4.0 million of the 9 5/8% Notes for $4.1 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.2 million pre-tax loss on the early retirement of debt, including approximately $17,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On December 3, 2012, we began operating radio station WMUU-FM, Greenville, South Carolina under an LMA with the owner. We have agreed to acquire the radio station for $6.0 million. The $6.0 million purchase price consists of $1.0 million due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station owner. The acquisition of this radio station closed on February 5, 2013. Effective February 11, 2013, we changed the call letters of this station to WGTK-FM.

On November 1, 2012, we began operating radio station WJKR-FM, Columbus, Ohio under an LMA with the owner. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. The acquisition of this radio station closed on February 15, 2013. Effective February 15, 2013, we changed the call letters of this station to WTOH-FM.

On October 1, 2012, we completed the acquisition of Godvine.com for $4.2 million. Godvine is a Christian video website and media platform that increases our online presence and offers significant exposure on Facebook with over 2.8 million Facebook fans. We believe that the addition of Godvine.com makes Salem Web Network the largest online destination for Christian content with an average of 5.8 million unique visits per month.

On August 31, 2012, we completed the acquisition of radio station WLCC-AM, Tampa, Florida, for $1.2 million. We began operating the station as of the closing date. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date.

On August 30, 2012, we acquired SermonSpice.com for $3.0 million. SermonSpice.com is an online provider of church media for local churches and ministries. The acquisition resulted in goodwill of $1.2 million representing the excess value of the business attributable to the organizational systems and procedures already in place to ensure effective operations of the business.

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

On May 29, 2012, we acquired an FM translator and related construction permits for $0.3 million that will be used in our Detroit broadcast market.

On May 21, 2012, we entered into a new Business Loan Agreement, Promissory Note and related loan documents with First California Bank (the “FCB Loan”). The FCB Loan is an unsecured, $10.0 million fixed-term loan with a maturity date of June 15, 2014. At December 31, 2012, $7.5 million was outstanding on the FCB Loan.

On May 21, 2012, we entered into an additional subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million. At December 31, 2012, $15.0 million was outstanding on all of our Subordinated Debt due to Related Parties, including amounts due Mr. Epperson.

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

On March 16, 2012, we completed the sale of radio station WBZS-AM in Pawtucket, Rhode Island for $0.8 million in cash. The sale resulted in a pre-tax gain of $0.2 million. The accompanying Consolidated Statements of Operations reflect the operating results of this entity through the date of the sale.

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.035 per share, were paid on March 30, 2012, June 29, 2012, September 28, 2012 and December 28, 2012, respectively, to all common stockholders of record. We paid $3.4 million in dividends during 2012. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding, we expect to pay total annual common stock dividends of approximately $3.4 million.

On January 13, 2012, we completed the acquisition of radio station KTNO-AM, Dallas, Texas for $2.2 million. We began programming the station pursuant to a TBA with the previous owner on November 1, 2011. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the TBA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date.

A summary of our business acquisitions and asset purchases for the year ended December 31, 2012, none of which were individually or in aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
October 1, 2012	Godvine.com (business acquisition)	$4,200
August 31, 2012	WLCC-AM, Tampa, Florida (business acquisition)	1,150
August 30, 2012	Sermonspice.com (business acquisition)	3,000
May 15, 2012	Churchangel.com and rchurch.com (asset purchase)	165
April 10, 2012	WKDL-AM, Warrenton, Virginia (business acquisition)	30
January 13, 2012	KTNO-AM, Dallas, Texas (business acquisition)	2,150

		$10,695

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

	Broadcast Assets Acquired	Internet Assets Acquired	Net Assets Acquired
	(Dollars in thousands)
Asset
Property and equipment	$2,235	$289	$2,524
Broadcast licenses	1,086	—	1,086
Goodwill	9	2,283	2,292
Customer lists and contracts	—	767	767
Software	—	309	309
Customer relationships	—	927	927
Domain and brand names	—	2,711	2,711
Non-compete	—	106	106
Liabilities
Subscriber liabilities assumed	—	(27)	(27)

	$3,330	$7,365	$10,695

Discontinued Operations:

Based on operating results that did not meet our expectations, we ceased operating Samaritan Fundraising in December 2011. As of December 31, 2011, all employees of this entity were terminated. As a result of our decision to close operations, there were no material cash flows associated with this entity and we have no ongoing or further involvement in the operations of this entity. The Consolidated Balance Sheets and Statements of Operations for all prior periods presented have been updated to reflect the operating results and net assets of this entity as a discontinued operation. As of December 31, 2012, assets of discontinued operations consist of net receivables due to us from sales occurring prior to ceasing operations. The following table sets forth the components of income (loss) from discontinued operations:

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Net revenues	$464	$1,950	$38
Operating expenses	536	2,793	196

Operating loss	$(72)	$(843)	$(158)
Impairment of assets used in discontinued operations	—	(382)	—

Loss from discontinued operations	$(72)	$(1,225)	$(158)
Benefit from income taxes	(28)	(484)	(63)

Loss from discontinued operations, net of tax	$(44)	$(741)	$95

A summary of our business acquisitions for the year ended December 31, 2011, none of which were individually or in aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

Acquisition Date	Description	Total Cost
		(Dollars in thousands)
December 21, 2011	KTEK-AM, Houston, Texas	$2,601
March 28, 2011	WorshipHouseMedia	6,000
March 14, 2011	WBZS-AM, Pawtucket, Rhode Island	550

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

On December 12, 2011, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

On November 17, 2011, Salem entered into lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million (together, the “ Subordinated

Debt due to Related Parties “). The proceeds of the Subordinated Debt due to Related Parties may be used to repurchase a portion of Salem’s outstanding senior secured notes. Outstanding amounts under each subordinated line of credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Credit Agreement referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit must be repaid within three months from the time that such amounts are borrowed. The Subordinated Lines of Credit do not contain any covenants. At December 31, 2011, $9.0 million was outstanding under the Subordinated Debt due to Related Parties.

On November 15, 2011, we completed the Second Amendment to our Revolver entered on December 1, 2009, to among other things: (1) extend the maturity date from December 1, 2012 to December 1, 2014 (2) change the interest rate applicable to LIBOR or the Wells Fargo base rate plus a spread to be determined based on our leverage ratio, (3) allow us to borrow and repay unsecured indebtedness provided certain conditions are met and (4) include step-downs related to our leverage ratio covenant. We incurred $0.5 million in fees to complete this amendment, which are being amortized over the remaining term of the credit agreement. The applicable interest rate relating to the amended credit agreement is LIBOR plus a spread of 3.0% per annum or the Base Rate (as defined in the credit agreement) plus a spread of 1.25% per annum, which is adjusted based on our leverage ratio.

On September 6, 2011, we repurchased $5.0 million of the 9 5/8% Notes due 2016 for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issue costs associated with the 9 5/8% Notes.

On March 28, 2011, we completed the acquisition of the Internet business, WorshipHouseMedia, an on-line church media and video ministry website, for $6.0 million in cash. WorshipHouseMedia.com offers users worship and small group resources, including movie illustrations, song tracks, worship backgrounds, small group video curriculum and worship software, to churches that may face budget, time and in-house talent constraints. The site also includes WorshipHouseKids, which offers similar products designed to meet the needs of children’s ministry media in the church. The accompanying Consolidated Balance Sheets and Consolidated Statements of Operations reflect the operating results and net assets of this entity as of the acquisition date. The acquisition resulted in goodwill of $2.1 million representing the excess value of the business as a result of the integrated business model and services already established that provide future economic benefit to us.

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

A summary of our business acquisitions and asset purchases for the year ended December 31, 2010, none of which were individually or in aggregate material to our consolidated financial position as of the respective date of acquisition, is as follows:

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

On December 1, 2010, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

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

On August 3, 2010, we completed the acquisition of WWRC-AM in Washington, D.C. for $3.1 million. We had begun operating the station under a LMA effective May 15, 2010. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. The accompanying Consolidated Balance Sheets reflect the net assets of this entity as of the closing date.

On June 1, 2010, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.4 million of bond issue costs associated with the 9 5/8% Notes.

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2011	2012
	(Dollars in thousands)
Land	$37,107	$28,846
Buildings	24,690	24,663
Office furnishings and equipment	37,523	37,935
Antennae, towers and transmitting equipment	73,517	74,897
Studio and production equipment	29,110	29,234
Computer software and website development costs	14,817	18,859
Record and tape libraries	65	65
Automobiles	1,031	1,107
Leasehold improvements	16,558	16,721
Construction-in-progress	2,512	2,963

	$236,930	$235,290
Less accumulated depreciation	(125,708)	(135,823)

	$111,222	$99,467

Depreciation expense was approximately $12.6 million, $12.5 million and $12.3 million for the years ended December 31, 2010, 2011, and 2012, respectively, which includes depreciation of $53,000 for each of the years ended December 31, 2010, 2011 and 2012 on a radio station tower that was valued at $0.8 million under a capital lease obligation. Accumulated depreciation associated with the capital lease was $185,000, $238,000 and $291,000 at December 31, 2010, 2011 and 2012, respectively.

During June 2012, based on changes in managements’ planned usage, land in Covina, CA was classified as held for sale and evaluated for impairment as of that date. In accordance with the authoritative guidance for impairment of long-lived assets held for sale, we determined the carrying value of the land exceeded the estimated fair value less cost to sell. We recorded an impairment charge of $5.6 million associated with this land based on the estimated sale price. In December 2012, after several purchase offers for the land were terminated, we obtained a third party valuation for the land. Based on this fair value appraisal, we recorded an additional $1.2 million impairment charge associated with the land.

The table below presents the fair value measurements used to value this asset.

		Fair Value Measurements Using:
		(Dollars in thousands)
Description	As of December 31, 2012	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-Lived Asset Held for Sale	$1,700			$1,700	$6,808

NOTE 5. AMORTIZABLE INTANGIBLE ASSETS

The following tables provide details, by major category, of the significant classes of amortizable intangible assets:

	As of December 31, 2012
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$17,213	$(12,665)	$4,548
Domain and brand names	11,015	(7,192)	3,823
Favorable and assigned leases	1,649	(1,594)	55
Other amortizable intangible assets	3,997	(3,670)	327

	$33,874	$(25,121)	$8,753

	As of December 31, 2011
	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Customer lists and contracts	$15,519	$(11,372)	$4,147
Domain and brand names	8,227	(6,436)	1,791
Favorable and assigned leases	1,649	(1,536)	113
Other amortizable intangible assets	3,891	(3,473)	418

	$29,286	$(22,817)	$6,469

Based on the amortizable intangible assets as of December 31, 2012, we estimate amortization expense for the next five years to be as follows:

Year Ending December 31,	Amortization Expense
(Dollars in thousands)
2013	$2,640
2014	2,319
2015	1,649
2016	879
2017	533
Thereafter	733

Total	$8,753

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

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

The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. In addition to interest charges outlined above, we pay a commitment fee on the unused balance based on the Applicable Fee Rate in the above table. If an event of default occurs, the interest rate may increase by 2.00% per annum. Amounts outstanding under the Revolver may be paid and then reborrowed at the company’s discretion without penalty or premium. We believe the borrowing capacity of the Revolver allows us to meet our ongoing operating requirements, fund capital expenditures, and satisfy our debt service requirements. The Revolver includes a $5 million subfacility for standby letters of credit and a subfacility for swingline loans of up to $5 million, subject to the terms and conditions of the credit agreement relating to the Revolver. Amounts outstanding under the Revolver may be paid and then reborrowed at Salem’s discretion without penalty or premium. At December 31, 2012, the blended interest rate on amounts outstanding under the Revolver was 3.32%.

With respect to financial covenants, the credit agreement includes a maximum leverage ratio of 6.25 to 1.0 and a minimum interest coverage ratio of 1.5 to 1. The maximum leverage ratio declines over time until December 31, 2014, at which point it is 5.50 to 1. The credit agreement also includes other negative covenants that are customary for credit facilities of this type, including covenants that, subject to exceptions described in the Credit Agreement, restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. As of December 31, 2012, our leverage ratio was 4.87 to 1 and our interest coverage ratio was 2.23 to 1. We were in compliance with our debt covenants under the Revolver at December 31, 2012, and we remain in compliance.

Senior Secured Second Lien Notes

On December 1, 2009, we issued $300.0 million principal amount of 9 5/8% Notes at a discount for $298.1 million resulting in an effective yield of 9.75%. Interest is due and payable on June 15 and December 15 of each year, commencing June 15, 2010 until maturity. We are not required to make principal payments on the 9 5/8% Notes that are due in full in December 2016. The 9 5/8% Notes are guaranteed by all of our existing domestic restricted subsidiaries. Upon issuance, we were required to pay $28.9 million per year in interest on the then outstanding 9 5/ 8% Notes. As of December 31, 2011 and 2012, accrued interest on the 9 5/8% Notes was $1.0 million and $0.9 million, respectively. The discount is being amortized to interest expense over the term of the 9 5/8% Notes based on the effective interest method. For each of the twelve months ended December 31, 2012 and 2011, approximately $0.2 million, respectively, of the discount has been recognized as interest expense.

On December 12, 2012, we redeemed $4.0 million of the 9 5/8% Notes for $4.1 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.2 million pre-tax loss on the early retirement of debt, including approximately $17,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On June 1, 2012, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.9 million pre-tax loss on the early retirement of debt, including approximately $80,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

On December 12, 2011, we redeemed $12.5 million of the 9 5/8% Notes for $12.9 million, or at a price equal to 103% of the face value. This transaction resulted in a $0.8 million pre-tax loss on the early retirement of debt, including approximately $62,000 of unamortized discount and $0.3 million of bond issue costs associated with the 9 5/8% Notes.

On September 6, 2011, we repurchased $5.0 million of the 9 5/8% Notes for $5.1 million, or at a price equal to 102 7/8% of the face value. This transaction resulted in a $0.3 million pre-tax loss on the early retirement of debt, including approximately $26,000 of unamortized discount and $0.1 million of bond issue costs associated with the 9 5/8% Notes.

On June 1, 2011, we redeemed $17.5 million of the 9 5/8% Notes for $18.0 million, or at a price equal to 103% of the face value. This transaction resulted in a $1.1 million pre-tax loss on the early retirement of debt, including $0.1 million of unamortized discount and $0.5 million of bond issue costs associated with the 9 5/8% Notes.

Information regarding repurchases and redemptions of the 9 5/8% Notes are as follows:

Date	Principal Redeemed/Repurchased	Premium Paid	Unamortized Discount	Bond Issue Costs
	(Dollars in thousands)
December 12, 2012	$4,000	$120	$17	$57
June 1, 2012	17,500	525	80	287
December 12, 2011	12,500	375	62	337
September 6, 2011	5,000	144	26	135
June 1, 2011	17,500	525	93	472
December 1, 2010	12,500	375	70	334
June 1, 2010	17,500	525	105	417

The carrying value of the 9 5/ 8% Notes was $233.8 million and $212.6 million at December 31, 2011 and 2012, respectively.

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

We are required to repay the FCB Loan as follows: (a) twenty-three (23) consecutive monthly interest payments based upon the then-current principal balance outstanding at the then-current Interest Rate commencing on September 15, 2012; (b) seven quarterly consecutive principal payments of $1.25 million each commencing on September 15, 2012; and (c) one final principal and interest payment on June 15, 2014 of all outstanding and unpaid interest and principal as of such maturity date. The FCB Loan may be prepaid at any time subject to a minimum interest charge of Fifty Dollars ($50). If an event of default occurs on the FCB Loan, the Interest Rate may increase by 5.00% per annum. At December 31, 2012, the outstanding principal balance on the FCB loan was $7.5 million with approximately $23,906 of accrued interest.

The FCB Loan is unsecured and is subordinate in all respects to our existing Revolver. Our obligations under the FCB Loan are guaranteed by personal guaranties executed in favor of FCB by Edward G. Atsinger III, Salem’s CEO and board member, Mr. Stuart Epperson, Salem’s Chairman of the Board and board member and trusts controlled by these two individuals. With respect to financial covenants, the FCB Loan includes a maximum leverage ratio of 6.25 to 1.0 through December 31, 2012, 6.00 to 1.0 from January 1, 2013 through December 31, 2013, and 5.50 to 1.0 from January 1, 2014 through maturity; and a minimum interest coverage ratio of 1.5 to 1. The FCB Loan also includes other customary negative covenants that restrict the ability of Salem and the guarantors: (i) to incur additional indebtedness; (ii) to make investments; (iii) to make distributions, loans or transfers of assets; (iv) to enter into, create, incur, assume or suffer to exist any liens; (v) to sell assets; (vi) to enter into transactions with affiliates; (vii) to merge or consolidate with, or dispose of all or substantially all assets to, a third party; (viii) to prepay indebtedness; and (ix) to pay dividends. At December 31, 2012, our leverage ratio was 4.87 to 1 and our interest coverage ratio was 2.23 to 1. We were in compliance with our debt covenants under the FCB Loan at December 31, 2012, and we remain in compliance.

Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we entered into a subordinated line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original subordinated line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million (together, the “Subordinated Debt due to Related Parties”).

The proceeds of the subordinated lines of credit may be used to repurchase a portion of Salem’s outstanding 9 5/ 8% Notes. Outstanding amounts under each subordinated line of credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit must be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which must be repaid within six (6) months from the time that such amounts are borrowed. The subordinated lines of credit do not contain any covenants. At December 31, 2011 and 2012, $9.0 million and $15.0 million, respectively, was outstanding under the Subordinated Debt due to Related Parties.

Because the transactions with Msrs. Atsinger, Epperson and Hinz described above constitute related party transactions, the nominating and corporate governance committee (the “Committee”) of Salem’s board of directors approved the entry by Salem into the subordinated lines of credit any definitive credit agreements associated therewith. As part of its consideration, the Committee concluded that the terms of the subordinated lines of credit were more favorable to Salem as compared to terms of lines of credit available from unaffiliated third parties. Additionally, in August 2012, the company obtained a fairness opinion from Bond & Pecaro confirming this conclusion.

Summary of long-term debt obligations

Long-term debt consisted of the following:

	As of December 31,
	2011	2012
	(Dollars in thousands)
Revolver under senior credit facility	$31,000	$33,000
9 5/8% senior secured second lien notes due 2016	233,846	212,622
Subordinated debt	—	7,500
Subordinated debt due to related parties	9,000	15,000
Capital leases and other loans	957	858

	274,803	268,980
Less current portion	(9,124)	(20,108)

	$265,679	$248,872

In addition to the amounts listed above, we also have interest payments related to our long-term debt as follows as of December 31, 2012:

•	Outstanding borrowings of $33.0 million under the Revolver, with interest payments due at LIBOR plus 3.00% or at prime rate plus 1.25%;

•	$213.5 million 9 5/ 8% Notes with semi-annual interest payments at an annual rate of 9 5/8%;

•

Outstanding borrowings of $7.5 million on the FCB loan with interest payments due at the greater of: (a) 4.250% or (b) the Wall Street Journal Prime Rate as published in The Wall Street Journal and reported by FCB plus 1%;

•

Outstanding borrowings of $15.0 million due to related parties at an interest rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver plus 2% per annum; and

•	Commitment fee of 0.60% on the unused portion of the Revolver.

Other Debt

We have several capital leases related to various data processing equipment. The obligation recorded at December 31, 2011 and 2012 represents the present value of future commitments under the lease agreements.

Maturities of Long-Term Debt

Principal repayment requirements under all long-term debt agreements outstanding at December 31, 2012 for each of the next five years and thereafter are as follows:

Amount
(Dollars in thousands)
2013	$20,108
2014	2,599
2015	33,083
2016	212,692
2017	76
Thereafter	422

$268,980

NOTE 7. FAIR VALUE ACCOUNTING

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

As of December 31, 2012, the carrying value of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and accrued interest approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the company.

NOTE 8. INCOME TAXES

The consolidated provision (benefit) for income taxes from continuing operations for Salem consisted of the following:

	December 31,
	2010	2011	2012
	(Dollars in thousands)
Current:
Federal	$(4)	$(8)	$8
State	286	282	198

	282	274	206

Deferred:
Federal	1,887	4,425	3,649
State	526	1,411	(3,702)

	2,413	5,836	(53)

Provision for (benefit from) income taxes	$2,695	$6,110	$153

Discontinued operations are reported net of the tax benefit of $0.03 million in 2010, $0.5 million in 2011 and $(0.06) million in 2012.

The consolidated deferred tax asset and liability consisted of the following:

	December 31,
	2011	2012
	(Dollars in thousands)
Deferred tax assets:
Financial statement accruals not currently deductible	$6,303	$6,146
Net operating loss, AMT credit and other carryforwards	54,327	58,702
State taxes	100	103
Other	2,864	3,014

Total deferred tax assets	63,594	67,965
Valuation allowance for deferred tax assets	(2,798)	(2,913)

Net deferred tax assets	$60,796	$65,052

Deferred tax liabilities:
Excess of net book value of property, plant, equipment and software for financial reporting purposes over tax basis	$8,794	$5,032
Excess of net book value of intangible assets for financial reporting purposes over tax basis	89,824	100,040
Unrecognized tax benefits	3,852	1,325

Total deferred tax liabilities	102,470	106,397

Net deferred tax liabilities	$(41,674)	$(41,345)

The following table reconciles the above net deferred tax liabilities to the financial statements:

	December 31,
	2011	2012
	(Dollars in thousands)
Deferred income tax asset per balance sheet	$6,403	$6,248
Deferred income tax liability per balance sheet	(48,077)	(47,593)

	$(41,674)	$(41,345)

A reconciliation of the statutory federal income tax rate to the provision for income tax is as follows:

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Statutory federal income tax rate (at 35%)	$1,638	$4,364	$1,637
Effect of state taxes, net of federal	525	1,102	(2,278)
Permanent items	174	696	788
ISO benefit	338	—	—
Other, net	20	(52)	6

Provision for income taxes	$2,695	$6,110	$153

At December 31, 2012, we had net operating loss carryforwards for federal income tax purposes of approximately $125.9 million that expire in 2020 through 2032 and for state income tax purposes of approximately $844.5 million that expire in years 2013 through 2032. For financial reporting purposes at December 31, 2012, we had a valuation allowance of $2.9 million, net of federal benefit, to offset a portion of the deferred tax assets related to state net operating loss carryforwards that may not be realized.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Salem leases various land, offices, studios and other equipment under operating leases that generally expire over the next ten to twenty-five years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $15.4 million, $14.9 million and $15.7 million in 2010, 2011 and 2012, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, are as follows:

	Related Parties	Other	Total
	(Dollars in thousands)
2013	$1,319	$9,267	$10,586
2014	1,245	8,948	10,193
2015	1,250	8,152	9,402
2016	1,202	5,855	7,057
2017	1,009	3,817	4,826
Thereafter	4,330	26,046	30,376

	$10,355	$62,085	$72,440

NOTE 10. STOCK OPTION PLAN

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

During the year ending December 31, 2012, the Board of Directors accelerated the vesting period for two outstanding stock awards issued to two employees. This accelerated vesting resulted in additional compensation cost of $0.1 million recognized in the fourth quarter of 2012. The following table reflects the components of stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(Dollars in thousands)
Stock option compensation expense included in corporate expenses	$947	$603	$933
Restricted stock shares compensation expense included in corporate expenses	17	4	—
Stock option compensation expense included in broadcast operating expenses	380	281	305
Stock option compensation expense included in Internet operating expenses	79	52	111
Stock option compensation expense included in publishing operating expenses	14	10	19

Total stock-based compensation expense, pre-tax	$1,437	$950	$1,368

Tax benefit (expense) from stock-based compensation expense	(792)	(220)	(579)

Total stock-based compensation expense, net of tax	$645	$730	$789

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

We use the Black-Scholes option valuation model to estimate the fair value of stock options as of the grant date. The expected volatility considers the historical volatility of our stock as determined by the closing price over a six to ten year term that is generally commensurate with the expected term of the option. Expected dividends reflect the quarterly dividends authorized and declared on March 7, 2012, May 31, 2012, August 30, 2012, and November 29, 2012 of $0.035 per share on Class A and Class B common stock. The expected term of the options are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We use historical data to estimate future forfeiture rates to apply against the gross amount of compensation expense determined using the option valuation model.

The weighted-average assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Expected volatility	94.26%	101.49%	102.37%
Expected dividends	0.0%	0.0%	5.07%
Expected term (in years)	7.3	7.5	8.2
Risk-free interest rate	3.11%	1.64%	1.66%

Stock option information with respect to the company’s stock-based compensation plans during the three years ended December 31, 2012 is as follows (Dollars in thousands, except weighted average exercise price and weighted average grant date fair value):

Options	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,341,875	$5.01	$3.80	5.0 years	$4,762
Granted	430,500	5.20	4.32		—
Exercised	(557,451)	0.61	0.41		1,718
Forfeited or expired	(62,926)	11.88	8.79		—

Outstanding at December 31, 2010	1,151,998	$6.83	$5.36	5.0 years	$748

Exercisable at December 31, 2010	560,151	$8.79	$5.73	3.3 years	$554

Expected to Vest	561,959	$4.97	$5.01	6.5 years	$184
Outstanding at January 1, 2011	1,151,998	$6.83	$5.36	5.0 years	$748
Granted	630,000	2.43	2.05		116
Exercised	(41,112)	0.59	0.42		125
Forfeited or expired	(100,494)	11.47	7.72		22

Outstanding at December 31, 2011	1,640,392	$5.01	$4.07	5.2 years	$584

Exercisable at December 31, 2011	655,228	7.56	5.47	2.9 years	414

Expected to Vest	980,189	$3.31	$3.13	6.8 years	$170
Outstanding at January 1, 2012	1,640,392	$5.01	$4.07	5.2 years	$584
Granted	626,000	2.74	1.51		1,704
Exercised	(261,205)	1.57	1.28		910
Forfeited or expired	(78,088)	14.06	8.03		10,824

Outstanding at December 31, 2012	1,927,099	$4.37	$3.45	5.4 years	$3,899

Exercisable at December 31, 2012	707,024	6.58	5.41	2.9 years	1,004

Expected to Vest	1,158,461	$3.09	$2.32	6.8 years	$2,749

The aggregate intrinsic value represents the difference between the company’s closing stock price on December 31, 2012 of $5.46 and the option exercise price of the shares for stock options that were in the money, multiplied by the number of shares underlying such options. The total fair value of options vested during the years ended December 31, 2010, 2011 and 2012 was $1.1 million, $1.0 million and $1.2 million, respectively.

The fair values of shares of restricted stock are determined based on the closing price of the company common stock on the grant dates. There were no restricted stock awards outstanding during the year ending December 31, 2012. Information regarding the company’s restricted stock during the years ended December 31, 2010 and 2011 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 1, 2010	5,000	$0.36
Granted	10,000	2.03
Lapsed	(5,000)	0.36
Forfeited	—

Non-Vested at December 31, 2010	10,000	$2.03

Non-Vested at January 1, 2011	10,000	$2.03
Granted
Lapsed	(10,000)	2.03
Forfeited	—

Non-Vested at December 31, 2011	—	$—

As of December 31, 2012, there was $1.2 million of total unrecognized compensation cost related to non-vested awards of stock options and restricted shares. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Additional information regarding options outstanding as of December 31, 2012, is as follows:

Range of Exercise Prices	Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price
$ 0.36 - $ 3.00	1,206,024	6.5	$2.40	223,399	$1.48
$ 3.01 - $ 6.00	500,750	4.6	5.07	263,300	5.05
$ 6.01 - $ 9.00	1,500	2.4	7.99	1,500	7.99
$ 9.01 - $ 12.00	93,400	1.7	11.80	93,400	11.80
$ 12.01 - $ 15.00	87,775	1.4	13.89	87,775	13.89
$ 15.01 - $ 18.00	27,750	0.9	16.75	27,750	16.75
$ 18.01 - $ 21.00	9,250	1.4	18.89	9,250	18.89
$ 21.01 - $ 24.00	—	—	—	—
$ 24.01 - $ 25.50	650	0.7	24.78	650	24.78

$ 0.36 - $ 25.50	1,927,099	5.4	$4.37	707,024	$6.58

NOTE 11. RELATED PARTY TRANSACTIONS

Our board of directors has adopted a written policy for review, approval and monitoring of transactions between the company and its related parties. Related parties include our directors, executive officers, nominees to become a director, any person beneficially owning more than 5% of any class of our stock, immediate family members of any of the foregoing, and any entity in which any of the foregoing persons is employed or is a general partner or principal or in which the person has a 10% or greater beneficial ownership interest. The policy covers material transactions in which a related party had, has or will have a direct or indirect interest.

Leases with Principal Stockholders

A trust controlled by the Chief Executive Officer of the company, Edward G. Atsinger III, owns real estate on which assets of one radio station are located. Salem has entered into a lease agreement with this trust. Rental expense related to this lease included in operating expense for 2010, 2011 and 2012 amounted to $156,000, $160,000 and $165,000, respectively.

Land and buildings occupied by various Salem radio stations are leased from entities owned by the company’s CEO and its Chairman of the Board. Rental expense under these leases included in operating expense for 2010, 2011 and 2012 amounted to $1.3 million, respectively.

Subordinated Debt due to Related Parties

On November 17, 2011, we entered into subordinated lines of credit with Edward G. Atsinger III, Chief Executive Officer and director of Salem, and Stuart W. Epperson, Chairman of Salem’s board of directors. Pursuant to the related agreements, Mr. Epperson has committed to provide an unsecured revolving line of credit to Salem in a principal amount of up to $3 million, and Mr. Atsinger has committed to provide an unsecured revolving line of credit in a principal amount of up to $6 million. On May 21, 2012, we entered into a line of credit with Roland S. Hinz, a Salem board member. Mr. Hinz committed to provide an unsecured revolving line of credit in a principal amount of up to $6.0 million. On September 12, 2012, we amended and restated the original line of credit with Mr. Hinz to increase the unsecured revolving line of credit by $6.0 million for a total line of credit of up to $12.0 million (together, the “Subordinated Debt due to Related Parties”).

The proceeds of the Subordinated Debt due to Related Parties may be used to repurchase a portion of Salem’s outstanding 9 5/8% Notes. Outstanding amounts under each subordinated line of credit will bear interest at a rate equal to the lesser of (1) 5% per annum and (2) the maximum rate permitted for subordinated debt under the Revolver referred to above plus 2% per annum. Interest is payable at the time of any repayment of principal. In addition, outstanding amounts under each subordinated line of credit must be repaid within three (3) months from the time that such amounts are borrowed, with the exception of the subordinated line of credit with Mr. Hinz, which must be repaid within six (6) months from the time that such amounts are borrowed. The subordinated lines of credit do not contain any covenants. At December 31, 2011 and 2012, $9.0 million and $15.0 million, respectively, was outstanding under the Subordinated Debt due to Related Parties.

Because the transactions with Msrs. Atsinger, Epperson and Hinz described above constitute related party transactions, the nominating and corporate governance committee (the “Committee”) of Salem’s board of directors approved the entry by Salem into the subordinated lines of credit and any definitive credit agreements associated therewith. As part of its consideration, the Committee concluded that the terms of the subordinated lines of credit were more favorable to Salem as compared to terms of lines of credit available from unaffiliated third parties. Additionally, in August 2012, the company obtained a fairness opinion from Bond & Pecaro confirming this conclusion.

Radio Stations Owned by the Epperson’s

Nancy A. Epperson, the wife of the Chairman of the Board, Stuart W. Epperson, currently serves as an officer, director and stockholder of six radio stations in Virginia, five radio stations in North Carolina, and five radio stations in Florida. Chesapeake-Portsmouth Broadcasting Corporation (“Chesapeake-Portsmouth”) is a company controlled by Nancy Epperson, wife of Salem’s Chairman of the Board Stuart W. Epperson and sister of CEO Edward G. Atsinger III. Chesapeake-Portsmouth owns and operates radio stations WJGR-AM, Jacksonville, Florida, WZNZ-AM, Jacksonville, Florida and WZAZ-AM, Jacksonville, Florida.

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

Truth For Life—Mr. Hinz, Mr. Riddle and Mrs. Weinberg

Truth For Life is a non-profit organization that is a customer of Salem Communications. During 2010, 2011 and 2012, the company billed Truth For Life approximately $2.0 million, $1.9 million and $2.1 million, respectively, for airtime on its stations. Mr. Hinz, a director of the company was an active member of the board of directors of Truth for Life during 2009 and through September 2010. Mr. Riddle, a director of the company, joined the Truth for Life board in October 2010 and remains a member of this board. Mrs. Allyson Weinberg is the wife of the company’s director Dennis M. Weinberg. Mrs. Weinberg joined the board of Truth for Life in April 2011 and remains a member of this board.

Know the Truth—Mr. Riddle

Know the Truth is a non-profit organization that is a customer of Salem Communications. During 2010, 2011 and 2012, the company billed Know the Truth approximately $0.3 million, $0.3 million and $0.4 million, respectively, for airtime on its stations. Mr. Riddle, a director of the company, joined the Know the Truth board 2010 and remains a member of this board.

Split-Dollar Life Insurance

The company purchased split-dollar life insurance policies for its Chairman and Chief Executive Officer in 1997. During 2011, the then existing policies were cancelled and new policies were entered. The company is the owner of the policies and is entitled to recover all of the premiums paid on these policies. The company records an asset based on the lower of the aggregate premiums paid or insurance cash surrender value. The premiums were $230,000, $990,000 and $193,000, for each of the years ended December 31, 2010, 2011 and 2012, respectively. As of December 31, 2010, 2011, and 2012 we recorded net assets of $2.8 million, $1.1 million and $1.3 million, respectively. Benefits above and beyond the cumulative premiums paid will go to the beneficiary trusts established by each of the Chairman and Chief Executive Officer.

Transportation Services Supplied by Atsinger Aviation

From time to time, the company rents aircraft from a company that is owned by Edward G. Atsinger III, Chief Executive Officer and director of Salem. As approved by the independent members of the company’s board of directors, the company rents these aircraft on an hourly basis at what the company believes are market rates and uses them for general corporate needs. Total rental expense for these aircraft for 2010, 2011 and 2012 amounted to approximately $209,000, $402,000 and $386,000, respectively.

Other Related Party Transactions

On June 3, 2010, we entered into a related party transaction under which the company purchased the former primary residence of our President, Radio Division. The transaction was entered to facilitate the relocation of the President, Radio Division, in order for him to reside near the corporate office as necessary to effectively perform employment-related duties. We obtained an independent third-party appraisal of the purchase price of the residence for $0.7 million. On December 29, 2010, the property sold for $0.5 million, resulting in a pre-tax loss of $0.2 million.

During the period ended March 31, 2010, we recorded a loss of $0.2 million associated with a second lien real estate note with an employee.

NOTE 12. DEFINED CONTRIBUTION PLAN

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions up to 60% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The plan previously allowed for a company match of 50% on the first 3% of the amounts contributed by each participant and 25% on the next 3% contributed but does not match participants’ contributions in excess of 6% of their compensation per pay period. The company match was temporarily suspended in July 2008 as part of an extensive cost-reduction program. The company match was reinstated effective January 1, 2012 under new terms that allow for a company match of 50% on the first 5% of the amounts contributed by each participant. During the year ending December 31, 2012, we contributed and expensed $1.3 million in the 401(k) Plan.

NOTE 13. STOCKHOLDERS’ EQUITY

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

On March 7, 2012, our Board of Directors authorized and declared a quarterly dividend in the amount of $0.035 per share on Class A and Class B common stock. Quarterly common stock dividends of $0.035 per share, were paid on March 30, 2012, June 29, 2012, September 28, 2012 and December 28, 2012, to all common stockholders of record. We paid $3.4 million in dividends during 2012. We anticipate paying quarterly common stock dividends in March, June, September and December of each year. Based on the number of shares currently outstanding, we expect to pay total annual common stock dividends of approximately $3.4 million.

On December 13, 2010, we paid a special cash distribution of $0.20 per share on its Class A and Class B common stock to shareholders of record as of the close of business on December 6, 2010. The distribution amounted to approximately $4.8 million.

We account for stock-based compensation expense in accordance with FASB ASC Topic 718 “Compensation—Stock Expense.” As a result, $1.4 million, $1.0 million and $1.4 million of non-cash stock-based compensation expense has been recorded to additional paid-in capital for the year ended December 31, 2010, 2011, and 2012, respectively.

NOTE 14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following table sets forth selected financial results of the company on a quarterly basis.

	March 31		June 30		September 30		December 31
	2011	2012	2011	2012	2011	2012	2011	2012
	(Dollars in thousands, except per share data)
Total revenue	$51,163	$54,284	$55,440	$57,626	$54,503	$56,719	$57,060	$60,550
Operating income (loss)	11,918	7,930	9,920	3,862	9,286	8,479	10,875	10,219
Net income (loss) before discontinued operations	2,559	885	1,085	(1,779)	1,689	3,407	1,026	2,010
Net income (loss)	$2,587	$843	$1,100	$(1,792)	$1,485	$3,368	$446	$2,009
Basic earnings (loss) per share	$0.10	$0.04	$0.04	$(0.07)	$0.07	$0.14	$0.04	$0.08
Basic earnings (loss) per share from continuing operations	$0.11	$0.03	$0.05	$(0.07)	$0.06	$0.13	$0.02	$0.08
Diluted earnings (loss) per share	$0.10	$0.04	$0.04	$(0.07)	$0.07	$0.14	$0.04	$0.08
Diluted earnings (loss) per share from continuing operations	$0.10	$0.03	$0.04	$(0.07)	$0.06	$0.13	$0.02	$0.08
Weighted average shares outstanding – basic	24,520,858	24,564,947	24,279,251	24,356,298	24,546,056	24,663,027	24,554,245	24,726,148
Weighted average shares outstanding – diluted	24,759,253	24,753,671	24,491,530	24,356,298	24,746,164	25,358,052	24,737,629	25,266,368

NOTE 15. SEGMENT DATA

FASB ASC Topic 280 “Segment Reporting” requires companies to provide certain information about their operating segments. We have historically had one reportable operating segment—radio broadcasting. Our radio broadcasting segment operates radio stations throughout the United States, as well as various radio networks and our National sales group. Beginning with the first quarter of 2011, we separated our non-broadcast segment into two operating segments, Internet and Publishing. We believe that this information regarding our non-broadcast segment is useful to readers of our financial statements. Additionally, due to growth within our Internet operations, including the acquisition of WorshipHouseMedia.com on March 28, 2011, our Internet segment meets the threshold for disclosure as a reportable segment. All prior periods presented have been updated to separate these non-broadcast segments. Our Internet segment operates all of our websites and our consumer product sales. Our publishing segment operates our print magazine and Xulon Press, a print-on-demand book publisher.

Management uses operating income before depreciation, amortization, impairments of indefinite-lived intangible assets, (gain) loss on disposal of assets, and costs of denied towers, abandoned projects and terminated transactions as its measure of profitability for purposes of assessing performance and allocating resources.

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2012
Net revenue	$183,180	$33,474	$12,525	$—	$229,179
Operating expenses	120,772	25,145	12,288	18,892	177,097

Operating income (loss) before depreciation, amortization, impairment of long-lived assets and (gain) loss on disposal of assets	$62,408	$8,329	$237	$(18,892)	$52,082

Depreciation	8,274	2,438	423	1,208	12,343
Amortization	105	2,189	8	2	2,304
Impairment of long-lived assets	6,808	—	88	—	6,896
(Gain) loss on disposal of assets	84	(76)	—	41	49

Operating income (loss)	$47,137	$3,778	$(282)	$(20,143)	$30,490

Year Ended December 31, 2011
Net revenue	$178,731	$27,304	$12,131	$—	$218,166
Operating expenses	115,482	20,889	11,475	17,503	165,349

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$63,249	$6,415	$656	$(17,503)	$52,817

Depreciation	8,834	2,139	308	1,239	12,520
Amortization	136	2,186	127	2	2,451
(Gain) loss on disposal of assets	(4,332)	(11)	23	167	(4,153)

Operating income (loss)	$58,611	$2,101	$198	$(18,911)	$41,999

Year Ended December 31, 2010
Net revenue	$174,933	$20,104	$11,421	$—	$206,458
Operating expenses	110,421	16,722	11,226	16,613	154,982

Operating income (loss) before depreciation, amortization and (gain) loss on disposal of assets	$64,512	$3,382	$195	$(16,613)	$51,476

Depreciation	9,391	1,771	263	1,145	12,570
Amortization	102	1,637	274	5	2,018
(Gain) loss on disposal of assets	(10)	7	55	203	255

Operating income (loss)	$55,029	$(33)	$(397)	$(17,966)	$36,633

	Radio Broadcast	Internet	Publishing	Corporate	Consolidated
	(Dollars in thousands)
As of December 31, 2012
Property, plant and equipment, net	$82,972	$6,309	$1,271	$8,915	$99,467
Broadcast licenses	373,720	—	—	—	373,720
Goodwill	3,881	17,157	1,337	8	22,383
Other indefinite-lived intangible assets	—	—	1,873	—	1,873
Amortizable intangible assets, net	106	8,634	11	2	8,753
As of December 31, 2011
Total property, plant and equipment, net	$95,295	$5,752	$1,233	$8,942	$111,222
Broadcast licenses	371,420	—	—	—	371,420
Goodwill	3,873	14,874	1,337	8	20,092
Other indefinite-lived intangible assets	—	—	1,961	—	1,961
Amortizable intangible assets, net	211	6,235	19	4	6,469

NOTE 16. SUBSEQUENT EVENTS

On February 25, 2013, we launched a tender offer to purchase for cash any and all of the outstanding 9 5/8% Notes and a related consent solicitation (collectively, the “Tender Offer”) to amend the indenture governing the 9 5/8% Notes (the “Indenture”). In connection with the Tender Offer, we plan to enter into a new senior secured term loan of up to $300 million, which will be used to fund the purchase of any 9 5/8% Notes that are tendered in the Tender Offer. We also plan to enter into a new senior secured revolving credit facility of up to $25 million. If the requisite consents have been obtained from holders of the 9 5/8% Notes in the Tender Offer, substantially all of the restrictive covenants, certain events of default and other provisions contained in the Indenture will be eliminated and the liens on the assets that secure the 9 5/8% Notes will be released, making any 9 5/8% Notes that remain outstanding after the consummation of the Tender Offer effectively subordinated to the new term loan and the new revolving credit facility to the extent of the value of the collateral. The proceeds from these facilities will be used to fund the Tender Offer and retire all other outstanding corporate debt. Holders of the 9 5/8% Notes who tender by the consent payment deadline, which is 5:00 pm, New York City time, on March 8, 2013, will receive a consent payment as part of the Tender Offer consideration. The Tender Offer is anticipated to expire at 12:00 midnight, New York City time, on March 22, 2013. Regardless of whether we obtain the requisite consents from holders of the 9 5/8% Notes in the Tender Offer, we intend, at our sole discretion and without any obligation to do so, to retire any 9 5/8% Notes that are not tendered in the Tender Offer in accordance with the terms of the Indenture, which may include redeeming the 9 5/8% Notes at a redemption price equal to 100.0% of the principal amount of the 9 5/8% Notes redeemed plus the Applicable Premium (as defined in the Indenture) as of, and accrued and unpaid interest, if any, to, but not including, the redemption date (the “Make Whole Redemption”) and/or pursuant to a provision in the Indenture whereby, prior to December 15, 2013, we may redeem up to an aggregate $30.0 million of the 9 5/8% Notes in any 12-month period, in connection with up to two redemptions in such 12-month period, at a redemption price of 103.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date (the “10% Redemption”). The first $26.0 million of untendered 9 5/8% Notes are expected to be redeemed pursuant to the 10% Redemption on June 1, 2013, the next $4.0 million of untendered 9 5/8% Notes are expected to be redeem pursuant to the 10% Redemption on December 12, 2013, and the balance of untendered 9 5/8% Notes are expected to be redeemed pursuant to the Make Whole Redemption on the applicable redemption date following the requisite notice. Upon entry into the new term loan and the new revolving credit facility, the Revolver, FCB Loan, and Subordinated Debt due to Related Parties will be terminated.

On December 3, 2012, we began operating radio station WMUU-FM, Greenville, South Carolina under an LMA with the owner. We have agreed to acquire the radio station for $6.0 million. The $6.0 million purchase price consists of $1.0 million due upon close of the transaction, $2.0 million payable in April 2014, and $3.0 million payable in advertising credits to Bob Jones University, a related party of the station owner. The acquisition of this radio station closed on February 5, 2013. Effective February 11, 2013, we changed the call letters of this station to WGTK-FM.

On November 1, 2012, we began operating radio station WJKR-FM, Columbus, Ohio under an LMA with the owner. The accompanying Consolidated Statements of Operations reflect the operating results of this entity as of the LMA date. The acquisition of this radio station closed on February 15, 2013. Effective February 15, 2013, we changed the call letters of this station to WTOH-FM.

Subsequent events reflect all applicable transactions through the date of the filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded accurately, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c) Attestation Report of Registered Public Accounting Firm. This annual report does not include an attestation report of our registered public accounting firm regarding the internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(d) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during our fourth fiscal quarter for 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2. Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 2010, 2011 and 2012 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

SALEM COMMUNICATIONS CORPORATION

Schedule II – Valuation & Qualifying Accounts

(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Cost and Expense	Deductions Bad Debt Write-offs	Balance at End of Period
Year Ended December 31, 2010 Allowance for Doubtful Accounts	10,303	2,198	(2,475)	10,026
Year Ended December 31, 2011 Allowance for Doubtful Accounts	10,026	2,069	(2,795)	9,300
Year Ended December 31, 2012 Allowance for Doubtful Accounts	9,300	2,554	(2,928)	8,926

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits.

EXHIBIT LIST

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of Salem Communications Corporation, a Delaware corporation.	8-K	333-41733-29	04/14/99	3.1

3.02.02	Amended and Restated Bylaws of Salem Communications Corporation, a Delaware Corporation.	8-K	000-26497	06/26/07	3.1

3.03	Certificate of Incorporation of Salem Communications Holding Corporation.	8-K	000-26497	09/08/00	2.01

3.04.02	Amended and Restated Bylaws of Salem Communications Holding Corporation, a Delaware Corporation.	10-Q	000-26497	08/09/07	3.04.01

3.05	Certificate of Incorporation of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.03

3.06	Bylaws of Salem Communications Acquisition Corporation.	8-K	000-26497	09/08/00	2.04

3.07	Certificate of Incorporation of SCA License Corporation.	8-K	000-26497	09/08/00	2.06

3.08	Bylaws of SCA License Corporation.	8-K	000-26497	09/08/00	2.06

4.01	Specimen of Class A common stock certificate.	S-1/A	333-76649	Declared Effective 6/30/99	4.09

4.02	Second Amended and Restated Parent Security Agreement dated as of June 15, 2001, by and among Salem Communications Corporation, a Delaware corporation, Salem Communications Holding Corporation, a Delaware corporation, and The Bank of New York, as Administrative Agent.	10-Q	000-26497	08/14/01	4.24.02

4.03	Indenture between Salem Communications Holding Corporation, a Delaware corporation, certain named guarantors and The Bank of New York, as Trustee, dated as of June 25, 2001, relating to the 9% Series A and Series B Senior Subordinated Notes due 2011.	10-Q	000-26497	08/14/01	4.10.03

4.04	Form of 9% Senior Subordinated Notes (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01

4.05	Form of Note Guarantee (filed as part of exhibit 4.06).	10-Q	000-26497	08/14/01

4.06	Registration Rights Agreement dated as of June 25, 2001, by and among Salem Communications Holding Corporation, the guarantors and initial purchasers named therein.	10-Q	000-26497	08/14/01	4.28

4.07	Indenture, dated as of December 23, 2002, relating to the 7 3/4% Senior Subordinated Notes due 2010 by and among Salem Holding, the Company and The Bank of New York, as trustee, with form of Note incorporated.	8-K	000-26497	12/23/02	4.10

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
4.08	Form of 7 3/4% Senior Subordinated Notes (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02

4.09	Form of Note Guarantee (filed as part of exhibit 4.10).	8-K	000-26497	12/23/02

4.10	Supplemental Indenture No. 1 to the 7 3/4% Senior Subordinated Notes, dated as of December 23, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.22

4.11	Supplemental Indenture No. 1 to the 9% Senior Subordinated Notes, dated as of December 16, 2002, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-K	000-26497	03/31/03	4.23

4.12	Supplemental Indenture No. 2 to the 7 3/4% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.24

4.13	Supplemental Indenture No. 2 to the 9% Senior Subordinated Notes, dated as of June 12, 2003, between Salem Communications Corporation and its guarantors, and Bank of New York.	10-Q	000-26497	08/06/03	4.25

4.14	Indenture, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.	8-K	000-26497	12/03/09	4.1

4.15	Form of 9.625% Senior Secured Second Lien Notes due 2016 (filed as part of Exhibit 4.21).	8-K	000-26497	12/03/09	4.2

4.16	Second Lien Security Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.	8-K	000-26497	12/03/09	4.3

4.17	Registration Rights Agreement, dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Banc of America Securities LLC, as Representative of the Initial Purchasers.	8-K	000-26497	12/03/09	4.4

4.18	Third Supplemental Indenture, dated as of November 30, 2009, among Salem Communications Holding Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	000-26497	12/03/09	4.5

10.01.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	08/06/04	10.01.01

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.01.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	06/26/07	10.2

10.01.03	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Edward G. Atsinger III.	8-K	000-26497	6/8/10	99.1

10.01.04	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Edward G. Atsinger III.	10-Q	000-26497	6/8/10	99.1

10.02.01	Employment Agreement, dated July 1, 2004, between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	08/06/04	10.02.01

10.02.02	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/26/07	10.1

10.02.03	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	2/22/10	99.1

10.02.04	Employment Agreement, dated July 1, 2010 between Salem Communications Holding Corporation and Stuart W. Epperson.	10-Q	000-26497	2/22/10	99.1

10.02.05	Employment Agreement, dated July 1, 2011 between Salem Communications Holding Corporation and Stuart W. Epperson.	8-K	000-26497	06/22/11	99.1

10.02.06	Employment Agreement, dated July 1, 2012 between Salem Communications Holding Corporation and Stuart W. Epperson.	—	—	—	—	X

10.03.01	Employment Agreement, dated July 1, 2007, between Salem Communications Holding Corporation and Eric H. Halvorson.	8-K	000-26497	06/26/07	10.3

10.04.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and Joe D. Davis.	8-K/A	000-26497	05/25/05	99.1

10.04.02	Employment Agreement, effective as of July 1, 2007, between Salem Communications Holding Corporation and Joe D. Davis.	8-K	000-26497	06/26/07	10.4

10.05.01	Employment Agreement, effective as of September 1, 2005, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/27/05	99.1

10.05.02	Employment Agreement, effective as of September 15, 2008, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	09/09/08	99.1

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.05.03	Employment Agreement, effective as of September 15, 2011, between Salem Communications Holding Corporation and David A.R. Evans.	8-K	000-26497	06/22/11	99.2

10.06.01	Antenna/tower/studio lease between Common Ground Broadcasting, Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson expiring in 2016.	S-4	333-41733-29	01/29/98	10.05.04

10.06.03	Antenna/tower lease (KFAX-FM/Hayward, California) and Salem Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2013.	S-4	333-41733-29	01/29/98	10.05.06

10.06.04	Antenna/tower lease between Inspiration Media, Inc. (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and Epperson expiring in 2012.	S-4	333-41733-29	01/29/98	10.05.08

10.06.05	Antenna/tower lease between Inspiration Media, Inc. (KLFE-AM/Seattle, Washington) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring in 2014.	S-4	333-41733-29	01/29/98	10.05.09

10.06.06	Antenna/tower/studio lease between Pennsylvania Media Associates, Inc. (WNTP-AM/WFIL-AM/Philadelphia, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2014.	S-4	333-41733-29	01/29/98	10.05.11.02

10.06.07	Antenna/tower lease between New Inspiration Broadcasting Co., Inc.: as successor in interest to Radio 1210, Inc. (KPRZ-AM/San Marcos, California) and The Atsinger Family Trust expiring in 2028.	S-4	333-41733-29	01/29/98	10.05.12

10.06.08	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Atsinger Family Trust/Epperson Family Limited Partnership expiring 2009.	10-K	000-26497	03/30/00	10.05.13

10.06.09	Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson expiring 2016.	S-4	333-41733-29	01/29/98	10.05.15

10.06.10	Antenna/tower lease between Salem Media of Colorado, Inc. and Atsinger Family Trust/Epperson Family Limited Partnership (KRKS-AM/KBJD-AM/Denver, Colorado) expiring 2009.	10-K	000-26497	03/30/00	10.05.16

10.06.11	Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-AM/FM/Portland, Oregon), and Messrs. Atsinger and Epperson expiring 2012.	S-4	333-41733-29	01/29/98	10.05.17.02

10.06.12	Antenna/tower lease between Salem Media of Pennsylvania, Inc. (WORD-FM/WPIT-AM/Pittsburgh, Pennsylvania) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2013.	S-4	333-41733-29	01/29/98	10.05.18

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.06.13	Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust expiring 2017.	S-4	333-41733-29	01/29/98	10.05.19

10.06.13.01	Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.01

10.06.13.02	Second Amendment to Lease to Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Epperson-Atsinger 1983 Family Trust expiring 2017.	10-K	000-26497	03/17/08	10.06.13.02

10.06.14	Antenna/tower lease between South Texas Broadcasting, Inc. (KNTH-AM/Houston-Galveston, Texas) and Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2015.	S-4	333-41733-29	01/29/98	10.05.20

10.06.15	Antenna/tower lease between New Inspiration Broadcasting Co., Inc. successor in interest to Vista Broadcasting, Inc. (KFIA-AM/Sacramento, California) and The Atsinger Family Trust and Stuart W. Epperson Revocable Living Trust expiring 2016.	S-4	333-41733-29	10/29/98	10.05.21

10.06.17	Antenna/tower lease between Inspiration Media of Texas, Inc. (KTEK-AM/Alvin, Texas) and the Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring 2018.	10-K 405	000-26497	03/31/99	10.05.23

10.06.18	Studio building lease between Salem Radio Properties, Inc. and Thomas H. Moffit Jr.	10-K	000-26497	03/31/06	10.05.24

10.06.19	Antenna/tower lease between Pennsylvania Media Associates Inc. (WTLN-AM/ Orlando, Florida) and Atsinger Family Trust and Stuart W. Epperson, revocable living trust expiring 2045.	10-K	000-26497	03/16/07	10.05.25

10.06.20	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KDOW-AM/Palo Alto, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.20

10.06.21	Lease Agreement, dated April 8, 2008, between New Inspiration Broadcasting Company, Inc. (KFAX-AM/San Francisco, CA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.21

10.06.22	Lease Agreement, dated April 8, 2008, between Inspiration Media, Inc. (KLFE-AM/Seattle, WA) and Principal Shareholders expiring 2023	8-K	000-26497	04/14/08	10.06.22

10.06.23	Lease Agreement, dated April 8, 2008, between South Texas Broadcasting, Inc. (KNTH-AM/Houston, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.23

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.06.24	Lease Agreement, dated April 8, 2008, between Salem Media of Oregon, Inc. (KPDQ-AM/Portland, OR) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.24

10.06.25	Lease Agreement, dated April 8, 2008, between Common Ground Broadcasting, Inc. (KPXQ-AM/Glendale, AZ) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.25

10.06.26	Lease Agreement, dated April 8, 2008, between Salem Media of Texas, Inc. (KSLR-AM/San Antonio, TX) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.26

10.06.27	Lease Agreement, dated April 8, 2008, between Pennsylvania Media Associates, Inc. (WFIL-AM and WNTP-AM/Philadelphia, PA) and Principal Shareholders expiring 2023.	8-K	000-26497	04/14/08	10.06.27

10.07.01	Asset Purchase Agreement, dated August 18, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.02

10.07.02	Asset Purchase Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.03

10.07.03	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WJGR-AM, Jacksonville, Florida, and WZNZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.04

10.07.04	Local Programming and Marketing Agreement, dated September 14, 2006, by and between Caron Broadcasting, Inc. and Chesapeake-Portsmouth Broadcasting Corporation (WZAZ-AM, Jacksonville, Florida).	10-Q	000-26497	11/09/06	10.06.05

10.08.01	Amended and Restated 1999 Stock Incentive Plan (incorporated by reference to previously filed Appendix B).	DEF 14A	000-26497	04/29/03	Appendix B

10.08.02	Form of stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-K	000-26497	03/16/05	10.08.02

10.08.03	Form of restricted stock option grant for Amended and Restated 1999 Stock Incentive Plan.	10-Q	000-26497	11/09/05	10.01

10.08.04	Amended and Restated 1999 Stock Incentive Plan as amended and restated through May 18, 2005.	DEF 14A	000-26497	04/18/05	Proposal No. 2

10.08.04.01	Amended and Restated 1999 Stock Incentive Plan as amended and restated through June 3, 2009.	8-K	000-26497	06/09/09	10.08.04.01

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.09	Management Services Agreement by and among Salem and Salem Communications Holding Corporation, dated August 25, 2000 (incorporated by reference to previously filed exhibit 10.11).	10-Q	000-26497	05/15/01	10.11

10.10.01	Employment Agreement dated January 1, 2008, between Salem Communications Holding Corporation and Evan D. Masyr.	8-K	000-26497	12/19/07	99.1

10.11	Intercreditor Agreement dated as of December 1, 2009, among Salem Communications Corporation, the subsidiary guarantors party thereto, Bank of America, N.A., as first lien agent and control agent and the Collateral Agent.	8-K	000-26497	12/03/09	10.1

10.12.01	Credit Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, as the borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and a Lender, the other Lenders party thereto, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, Barclays Capital and ING Capital LLC, as Joint Lead Arrangers, Barclays Capital, as Syndication Agent, and ING Capital LLC, as Documentation Agent.	8-K	000-26497	12/03/09	10.2

10.12.02	Amendment No. 1 and Waiver to Credit Agreement dated as of November 1, 2010, among Salem Communications Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender party thereto.	8-K	000-26497	11/14/10	99.2

10.12.03	Second Amendment to the Credit Agreement dated as of November 15, 2011 by and between Salem Communications Corporation and Wells Fargo Bank, N.A.	8-K	000-26497	11/21/11	10.1

10.13	First Lien Security Agreement, dated as of December 1, 2009, by and among Salem Communications Corporation, the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	12/03/09	10.3

10.14	Increase Joinder dated as of November 1, 2010 among Salem Communications Corporation, Wells Fargo Bank, National Association, the Guarantors party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	000-26497	11/4/10	99.1

10.15	Employment Agreement with Evan D. Masyr dated as of January 1, 2011.	8-K	000-26497	12/13/10	99.1

10.16	Affiliate Line of Credit , dated as of November 17, 2011 between Salem Communications Corporation and Edward G. Atsinger III.	10-K	000-26497	03/9/12	10.16

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.17	Affiliate Line of Credit, dated as of November 17, 2011 between Salem Communications Corporation and Stuart W. Epperson.	10-K	000-26497	03/9/12	10.16

10.18.01	Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	11/06/03	4.09

10.18.02	Amendment #1, dated as of May 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	10-Q	000-26497	08/06/04	4.11

10.18.03	Amendment #2, dated as of July 7, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	07/13/05	4.12

10.18.04	Consent No. 2, dated as of July 23, 2003, under the Fourth Amended and Restated Credit Agreement between Salem Communications Corporation and its guarantors, and The Bank of New York.	10-Q	000-26497	08/06/03	4.26

10.18.05	Amendment #3, dated as of June 9, 2006, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	06/15/06	4.13

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.18.06	Amendment #4, dated as of October 24, 2007, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, SunTrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, ING (U.S.) Capital, LLC, as Documentation Agent, The Bank of New York, as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	10/30/07	4.19

10.18.07	Amendment #5, dated as of March 11, 2009, to the Fifth Amended and Restated Credit Agreement, dated as of September 25, 2003, by and among Salem Communications Corporation, Salem Communications Holding Corporation, General Electric Capital Corporation, as Syndication Agent, Sun Trust Bank, as Syndication Agent, Bank of America, N.A. (successor by merger to Fleet National Bank), as Documentation Agent, ING Capital, LLC, as Documentation Agent, The Bank of New York Mellon (formerly the Bank of New York), as Administrative Agent, and the Lenders party thereto.	8-K	000-26497	03/12/09	99.1

10.19	Affiliate Line of Credit dated as of May 1, 2012 between Salem Communications Corporation and Roland S. Hinz.	10-Q	000-26497	08/09/12	10.19

10.19.01	Amended and Restated Affiliate Line of Credit, dated as of September 12, 2012 between Salem Communications Corporation and Roland S. Hinz.	8-K	000-26497	09/17/12	99.1

10.20.01	Business Loan Agreement dated as of May 21, 2012 between Salem Communications Corp. and First California Bank.	10-Q	000-26497	08/09/12	10.20.01

10.20.02	Promissory Note dated May 21, 2012 between Salem Communications Corporation and First California Bank.	10-Q	000-26497	08/09/12	10.20.02

10.20.03	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, First California Bank and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.03

10.20.04	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.04

10.20.05	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.05

10.20.06	Subordination Agreement dated as of May 21, 2012 between Salem Communications Corporation, Roland Hinz and Wells Fargo Bank, National Association.	10-Q	000-26497	08/09/12	10.20.06

10.20.07	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Atsinger Family Trust and First California Bank.	10-Q	000-26497	08/09/12	10.20.07

Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
10.20.08	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Edward G. Atsinger III and First California Bank.	10-Q	000-26497	08/09/12	10.20.08

10.20.09	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, The Stuart W. Epperson Revocable Living Trust under agreement dated January 14, 1993, as amended and First California Bank.	10-Q	000-26497	08/09/12	10.20.09

10.20.10	Commercial Guaranty dated May 21, 2012 between Salem Communications Corporation, Stuart W. Epperson and First California Bank.	10-Q	000-26497	08/09/12	10.20.10

16.01	Letter from Ernst & Young LLP regarding change in certifying accountant.	8-K	000-26497	06/12/07	16.1

21.01	Subsidiaries of Salem Communications Corporation.	—	—	—	—	X

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X

23.3	Consent of Bond & Pecaro, Inc., dated February 5, 2013.	—	—	—	—	X

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.	—	—	—	—	X

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.	—	—	—	—	X

101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.	—	—	—	—	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALEM COMMUNICATIONS CORPORATION
March 1, 2013
	By:	/s/ EDWARD G. ATSINGER III
Edward G. Atsinger III
Chief Executive Officer
March 1, 2013
	By:	/s/ EVAN D. MASYR
Evan D. Masyr
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD G. ATSINGER III Edward G. Atsinger III	Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ EVAN D. MASYR Evan D. Masyr	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2013

/s/ STUART W. EPPERSON Stuart W. Epperson	Chairman	March 1, 2013

/s/ DAVID DAVENPORT David Davenport	Director	March 1, 2013

/s/ ROLAND S. HINZ Roland S. Hinz	Director	March 1, 2013

/s/ JONATHAN VENVERLOH Jonathan Venverloh	Director	March 1, 2013

/s/ RICHARD A. RIDDLE Richard A. Riddle	Director	March 1, 2013

/s/ DENNIS M. WEINBERG Dennis M. Weinberg	Director	March 1, 2013

/s/ FRANK WRIGHT Frank Wright	Director	March 1, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.02.06	Employment Agreement, dated July 1, 2012 between Salem Communications Holding Corporation and Stuart W. Epperson.

21.01	Subsidiaries of Salem Communications Corporation.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.

23.3	Consent of Bond & Pecaro, Inc.

31.1	Certification of Edward G. Atsinger III Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification of Evan D. Masyr Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification of Edward G. Atsinger III Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Evan D. Masyr Pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Annual Report on Form 10K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets (ii) Consolidated Statements of Operations (iii) the Consolidated Statement of Stockholders’ Equity (iv) the Consolidated Statements of Cash Flows (v) the Notes to the Consolidated Financial Statements.